Form 10-Q
period 1995-09-30
BERKLEY W R CORP
filed 1995-11-13
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended. . . . . . . .              September 30, 1995

                          Commission File Number 0-7849

                            W. R. BERKLEY CORPORATION
              (Exact name of registrant as specified in its charter)

                    Delaware                              22-1867895
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

         165 Mason Street, Greenwich, Connecticut          06836-2518
         (Address of principal executive offices)          (Zip Code)

                                 (203) 629-3000
              (Registrant's telephone number, including area code)

                                       None
             Former name, former address and former fiscal year, if
                           changed since last report.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
    ----    ----


Number of shares of common stock, $.20 par value, outstanding as of November 1, 1995: 20,148,349.

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                    September 30,   December 31,
                                                        1995            1994
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS
Investments:
  Invested cash                                      $   161,403    $   214,116
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $167,067 and $195,983)                             160,701        192,827
    Available for sale, at fair value
      (cost $1,536,345 and $1,408,063)                 1,568,446      1,353,891
  Equity securities, at fair value
    Available for sale (cost $81,648 and $68,787)         90,805         69,338
    Trading Account (cost $163,849 and $71,211)          169,449         71,543
Cash                                                      10,500          5,513
Premiums and fees receivable                             236,688        191,418
Due from reinsurers                                    1,108,736      1,127,416
Accrued investment income                                 26,775         30,118
Prepaid reinsurance premiums                              74,819         69,169
Deferred policy acquisition costs                         90,341         72,026
Excess of cost over net assets acquired                   55,556         55,319
Deferred Federal income taxes                             16,937         42,217
Other assets                                              96,569         87,380
                                                     -----------    -----------
                                                     $ 3,867,725    $ 3,582,291
                                                     ===========    ===========

LIABILITIES, RESERVES, DEBT AND
STOCKHOLDERS' EQUITY
Liabilities and reserves:
  Reserves for losses and loss expenses              $ 2,148,449    $ 2,070,886
  Unearned premiums                                      425,833        350,263
  Due to reinsurers                                       59,256         54,845
  Other liabilities                                      153,982        116,983
                                                     -----------    -----------
                                                       2,787,520      2,592,977
                                                     -----------    -----------


Corporate debt                                           255,141        255,006
Subsidiary debt                                           67,076         75,996
Minority interest                                         75,069         60,711


Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares, issued and
      outstanding 1,000,000 shares                           100            100
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
      outstanding, net of treasury shares,
       16,684,041 and 16,777,718 shares                    4,166          4,165
  Additional paid-in capital                             336,656        336,659
  Retained earnings                                      412,299        382,859
  Net unrealized investment gains (losses)                25,514        (33,973)
  Treasury stock, at cost, 4,135,337 and
       4,041,660 shares                                  (95,816)       (92,209)
                                                     -----------    -----------
                                                         682,919        597,601
                                                     -----------    -----------
                                                     $ 3,867,725    $ 3,582,291
                                                     ===========    ===========



See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                            For the Three Months       For the Nine Months
                                             Ended September 30,       Ended September 30,
                                              1995         1994         1995         1994
                                            ---------    ---------    ---------    ---------
Revenues:
  Net premiums written                      $ 235,055    $ 184,813    $ 642,206    $ 538,108
  Increase in unearned premiums               (27,674)     (19,712)     (64,046)     (56,677)
                                            ---------    ---------    ---------    ---------
    Premiums earned                           207,381      165,101      578,160      481,431
  Net investment income                        32,927       28,213       96,332       80,149
  Management fees and commissions              17,625       18,699       51,854       48,792
  Realized gains (losses) on investments        2,568       (1,687)       9,341          429
  Other income                                    392          464        1,580        1,523
                                            ---------    ---------    ---------    ---------
    Total revenues                            260,893      210,790      737,267      612,324

Operating costs and expenses:
  Losses and loss expenses                   (151,705)    (126,958)    (415,435)    (366,594)
  Other operating costs and expenses          (82,929)     (74,135)    (241,962)    (208,720)
  Interest expense                             (7,071)      (6,918)     (21,216)     (20,717)
                                            ---------    ---------    ---------    ---------
    Income before income taxes and
      minority interest                        19,188        2,779       58,654       16,293
Federal income tax (expense) benefit           (3,152)       1,864      (11,291)       3,714
                                            ---------    ---------    ---------    ---------

    Income before minority interest            16,036        4,643       47,363       20,007

Minority interest                              (1,242)       1,493       (3,627)       3,503
                                            ---------    ---------    ---------    ---------

    Net income before preferred dividends      14,794        6,136       43,736       23,510

Preferred dividends                            (2,766)      (2,766)      (8,297)      (7,590)
                                            ---------    ---------    ---------    ---------

    Net income attributable to
       common stockholders                  $  12,028    $   3,370    $  35,439    $  15,920
                                            =========    =========    =========    =========

Net income per share                        $     .72    $     .19    $    2.12    $     .92
                                            =========    =========    =========    =========

Average shares outstanding                     16,668       17,336       16,693       17,318
                                            =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                         For the Nine Months
                                                          Ended September 30,
                                                        ----------------------
                                                           1995          1994
                                                        ---------    ---------
Cash flows from operating activities:
  Net income before preferred dividends                  $  43,736    $  23,510
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                        3,627       (3,503)
    Increase in reserves for losses and loss expenses
        net of due from/to reinsurers                       87,647      100,290
    Depreciation and amortization                           10,869       10,602
    Change in unearned premiums and prepaid
        reinsurance premiums                                64,043       56,677
    Increase in premiums and fees receivable               (35,444)     (37,471)
    Change in Federal income taxes                          (1,077)     (10,548)
    Change in deferred acquisition cost                    (16,659)     (12,621)
    Realized gains on investments                           (9,341)        (429)
    Other                                                    6,930       16,438
                                                         ---------    ---------
          Net cash flows from operating activities
            before trading account sales                   154,331      142,945
      Trading account sales                                (56,851)     (51,961)
                                                         ---------    ---------
            Net cash flows from operating activities        97,480       90,984
                                                         ---------    ---------
Cash  flows from investing activities:
      Proceeds from sales, excluding trading account:
        Fixed maturity securities available for sale       320,718      318,967
        Equity securities                                   41,353      175,640
      Proceeds from maturities and prepayments of
        fixed maturity securities                          100,300      103,845
      Cost of purchases, excluding trading account:
        Fixed maturity securities                         (504,948)    (586,612)
        Equity securities                                  (51,832)    (203,316)
    Change in balances due to/from security brokers         (9,923)     (22,055)
    Cost of acquired companies, net of acquired cash
      and invested cash                                     (3,575)          --
    Other                                                  (10,633)     (30,046)
                                                         ---------    ---------
          Net cash flows from investing activities        (118,540)    (243,577)
                                                         ---------    ---------
Cash flows from financing activities:
  Net proceeds from issuance preferred stock                    --      145,275
  Cash dividends to common stockholders                     (5,842)      (5,548)
  Cash dividends to preferred stockholders                  (8,297)      (5,285)
  Repayment of acquired debt                                (8,918)      (4,527)
  Purchase of treasury shares                               (4,095)     (17,908)
  Other                                                        486           61
                                                         ---------    ---------
          Net cash flows from financing activities         (26,666)     112,068
                                                         ---------    ---------
Net increase (decrease) in cash and invested cash          (47,726)     (40,525)
Cash and invested cash at beginning of year                219,629      225,540
                                                         ---------    ---------
Cash and invested cash at end of period                  $ 171,903    $ 185,015
                                                         =========    =========
Supplemental disclosure of cash flow information:
  Interest paid                                          $  17,812    $  17,330
                                                         =========    =========
  Federal income taxes paid, net                         $  12,369    $   6,835
                                                         =========    =========


See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1995
                                   (Unaudited)

         The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

A.       FEDERAL INCOME TAXES

         The Federal income tax provision has been computed based on the Company's estimated annual effective tax rate which differs from the Federal income tax rate of 35% principally because of tax-exempt investment income.

B.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                       For the Three Months     For the Nine Months
                                        Ended September 30,     Ended September 30,
                                          1995      1994          1995       1994
                                         -------   -------      --------   --------
Ceded premiums written                   $52,982   $57,262      $155,292   $157,470
                                         =======   =======      ========   ========

Ceded premiums earned                    $49,306   $54,807      $149,288   $143,543
                                         =======   =======      ========   ========

Ceded losses and loss expenses           $40,865   $41,383      $115,857   $118,399
                                         =======   =======      ========   ========



C.       PER SHARE DATA

         Per share amounts have been computed based on net income less preferred dividends divided by the weighted average number of common shares outstanding. Incremental shares arising from the assumed issuance of employee stock options, which are considered common stock equivalents, were not included in the computations because the assumed dilutive effect was not material.

D.       OTHER MATTERS

         Net unrealized investment gains (losses) changed by $59,487,000 (net of Federal income taxes of $27,169,000 and minority interest of $8,223,000) during the nine months ended September 30, 1995. Of this amount, $5,565,000 was attributable to an increase in unrealized gains on equity securities and $53,922,000 was attributable to an increase in unrealized gains on fixed maturities available for sale.

         Reclassifications have been made in the 1994 financial statements as originally reported to conform them to the presentation of the 1995 financial statements.

         In the opinion of management, the summarized financial information reflects all adjustments which are necessary for a fair presentation of financial position and results of operations for the interim periods. The Company's results of operations are affected by seasonal weather variations. Accordingly, results reflected for any interim period are not necessarily indicative of those to be expected for the entire year.

E.       EVENTS SUBSEQUENT TO DECEMBER 31, 1994

         On October 19, 1995 the Company issued 3,450,000 shares of its Common Stock at a price of $43.75 per share.

         On September 14, 1995, the Company entered into an Agreement and Plan of Merger to acquire MECC, inc. ("MECC"). MECC is an insurance holding company, which through its sole, wholly-owned subsidiary, Midwest Employers Casualty Company, markets and underwrites excess workers' compensation ("EWC") insurance. The Company will pay approximately $138 million in cash in connection with the acquisition and will prepay or assume approximately $20 million of MECC's outstanding indebtedness. The merger, is scheduled to be completed during the fourth quarter of 1995.

         On September 11, 1995, the Company and Northwestern Mutual Life International, Inc. ("NML"), a wholly-owned subsidiary of Northwestern Mutual Life Insurance Company, entered into a Subscription Agreement, Operating Agreement and Management Agreement with respect to Berkley International, LLC ("Berkley International"), a limited liability company. Berkley International was established as the exclusive vehicle of the Company and NML to acquire interests outside of the United States in existing and start-up property and casualty, life insurance and reinsurance businesses, including insurance-related financial services businesses, located in emerging markets including Asia and Latin America. The Company agreed to contribute up to $65 million to Berkley International in exchange for a 65% membership interest and NML agreed to contribute up to $35 million to Berkley International in exchange for a 35% membership interest. Monies will be contributed as required to fund future investments. During 1995, the Company purchased majority interest in two small property and casualty companies in Argentina, which constituted a portion of the Company's initial contribution to Berkley International.

         On July 20, 1995, the Company entered into an Agreement and Plan of Restructuring with General Re Corporation ("General Re") pursuant to which the Company would purchase from General Re all of the capital stock of Signet Star Holdings, Inc. ("Signet Star Holdings") owned by General Re. As a result of a 1993 venture between the two companies, the Company currently owns 60% and General Re currently owns 40% of Signet Star Holdings. Pursuant to the Agreement and Plan of Restructuring, the Company will purchase General Re's interest in Signet Star Holdings by issuing to General Re approximately 450,000 shares of Series B Cumulative Redeemable Preferred Stock of the Company having an aggregate liquidation preference of $68,800,000. The transaction, which is subject to various closing conditions, is anticipated to be completed during the fourth quarter of 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net income attributable to common stockholders (net income) for the first nine months of 1995 was $35,439,000 ($2.12 per share). The comparable 1994 amount was $15,920,000 ($.92 per share). For the quarter ended September 30, 1995, net income was $12,028,000 ($.72 per share) in comparison with $3,370,000 ($.19 per share) recorded in the comparable prior year period.

         Operating income, which we define as net income before realized investment gains or losses, was $29,744,000 ($1.78 per share) and $10,445,000 ($.63 per share) for the 1995 year-to-date and quarterly periods, respectively. The corresponding 1994 amounts were $15,608,000 ($.90 per share) and $4,309,000 ($.24 per share), respectively.

         The 1994 results were adversely affected by the Company's share of losses incurred by Signet Star Holdings, Inc. due to the Northridge earthquake in California. The Northridge earthquake amounted to $2,902,000 ($.17 per share) and $7,435,000 ($.43 per share) for the third quarter and first nine months of 1994, respectively.

Operating Results for the Nine Months ended September 30, 1995 as Compared to the Nine Months ended September 30, 1994

         Net premiums written during the first nine months of 1995 increased by 19% to $642,206,000 from $538,108,000 written in the comparable 1994 period. Premiums written by the Regional insurance group increased 25%, of which over half was due to three new units which were added in the latter half of 1992 and 1993. The balance of the Regional group growth results from additional volume in the remaining Regional operations. Reinsurance premiums written for the first nine months increased by 10% over 1994 and specialty premiums written grew 18% primarily due to increases in the amount of business retained by Admiral and Nautilus.

         For the nine months ended September 30, 1995, net investment income, on a pre-tax basis, increased 20% to $96,332,000. The higher level of investment earnings reflects the increase in average investable assets due to cash flow from operations and an increase in investment yields available in the financial markets (see "Liquidity and Capital Resources").

         Management fees and commission income consist primarily of revenues earned by the insurance services segment. During the first nine months of 1995 the revenues of this segment increased 11% while their pre-tax earnings decreased 14% to $4,598,000. The increase in revenues was due to the acquisition of Key Risk; excluding the Key Risk acquisition, revenues were basically unchanged. The lower level of earnings resulted principally from losses at one operating unit, which has since undergone a restructuring.

         The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 102.3% for the nine months ended September 30, 1995 from 106.3% in the comparable 1994 period due to a decrease in the consolidated loss ratio which was offset by a slightly higher expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 71.4% in 1995 from 75.6% in 1994; (71.3% excluding the Northridge earthquake).

         Other operating costs and expenses, which increased 16% to $241,962,000 for the nine months ended September 30, 1995, consists of the expenses of the Company's insurance and insurance services segments, as well as the Company's corporate and investment expenses. The increase in other operating costs and expenses is due primarily to the substantial growth in premium volume which in turn results in an increase in underwriting expenses. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased slightly to 30.4% for the 1995 period from 30.2% for the comparable 1994 period.

         The Federal income tax provision was $11,291,000 (19% effective rate) for the nine months ended September 30, 1995 as compared to a benefit of $3,714,000 for the comparable 1994 period. The 1994 tax benefit is due to the fact that tax-exempt investment income exceeded total pre-tax income. The 1995 effective tax rate is lower than the statutory tax rate of 35% because a substantial portion of investment income is tax-exempt. The Company's effective tax rate varies from period to period due primarily to fluctuations in the percentage of pretax income that is tax-exempt.

Operating Results for the Third Quarter of
1995 as Compared to the Third Quarter of 1994

         For the third quarter of 1995 as compared to the corresponding 1994 period, net premiums written, increased 27%, and net investment income increased 17%, for the reasons discussed above. The revenues of the insurance services segment decreased 4% due to the restructuring previously discussed.

         The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 103.3% for the three months ended September 30, 1995 from 107.6% in the comparable 1994 period due to decreases in the consolidated loss and expense ratios. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) improved to 73.0% in 1995 from 76.4% (71.6% excluding the Northridge earthquake) in 1994. The increase in the loss ratio, excluding the Northridge earthquake, is attributable to an increase in the frequency and severity of losses incurred by the Company's commercial transportation subsidiary.

         Other operating costs and expenses increased 12% to $82,929,000 for the three months ended September 30, 1995 as a result of the reasons discussed above. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) improved to 29.8% for the 1995 period from 30.6% for the comparable 1994 period due mainly to growth recorded by the new business units noted above.

Liquidity and Capital Resources

         Cash flow from operating activities increased to $154.3 million for the nine months ended September 30, 1995 from $142.9 million in the same period in 1994 due primarily to cash flow generated by the Company's reinsurance and regional operations. The investment portfolio, on a cost basis, increased by $149 million to $2,104 million at September 30, 1995 from $1,955 million at December 31, 1994.

         At September 30, 1995 the portion of the portfolio invested in tax-exempt securities was 32% while U.S. Government securities and cash and cash equivalents comprised approximately 21% of the portfolio. The percentage invested in corporate bonds was approximately 14%, the percentage invested in mortgage-backed securities was 21% and equity securities represented the balance of the portfolio.

         Subsequent to September 30, 1995, stockholders' equity will increase by approximately $145 million due to the issuance of 3,450,000 shares of Common Stock at a price of $43.75 per share. In addition, stockholders' equity will increase by approximately $66 million due to the issuance of 450,000 shares of Series B Cumulative Redeemable Preferred Stock ("Preferred Stock"). The Preferred Stock will be issued in connection with the Company's acquisition of the minority interest in Signet Star Holdings, Inc.

         For the first nine months of 1995, the Company generated an increase of approximately $85 million in stockholders' equity generated by the net effects of earnings, an increase in unrealized investment gains of $59 million and the purchase of treasury stock. The Company's total capitalization, excluding subsidiary debt, grew to $938 million at September 30, 1995 and the percentage of the Company's capital attributable to corporate debt decreased to 27% from 30% at December 31, 1994. On a proforma basis, giving effect to the issuance of 3,450,000 shares of Common Stock in October, 1995, the Company's total capitalization, excluding subsidiary debt, would have been approximately $1,083 at September 30, 1995 and the percentage of the Company's capital attributable to corporate debt would have been approximately 24% at that date.

         For background information concerning a further discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K.

Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K.

      (a)     Exhibits

              Exhibit 27, Financial Data Schedule.

      (b)     Reports on Form 8-K

              On July 20, 1995, the Company filed a current report on Form 8-K announcing that it had executed a definitive agreement with General Re Corporation ("General Re") pursuant to which the Company would purchase from General Re all of the Capital stock of Signet Star Holdings, Inc. owned by General Re.

              On September 14, 1995, the Company filed a current report on Form 8-K announcing that it had entered into an Agreement and Plan of Merger to acquire MECC, Inc. ("MECC"). In addition, the Company reported that it and Northwestern Mutual Life International, Inc., a wholly owned subsidiary of Northwestern Mutual Life Insurance Company entered into a Subscription Agreement, Operating Agreement and Management Agreement with respect to Berkley International, LLC.

              On September 14, 1995, the Company filed a current report on Form 8-K announcing that it proposes to offer approximately 3,000,000 shares of its common stock in an underwritten public offering.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       W. R. BERKLEY CORPORATION

                                       By /s/ William R. Berkley
                                          ---------------------------
                                       William R. Berkley
                                       Chairman of the Board,
                                       Chief Executive Officer
                                       and President

                                       By /s/ Anthony J. DelTufo
                                          ---------------------------
                                       Anthony J. Del Tufo
                                       Senior Vice President,
                                       Chief Financial Officer
                                       and Treasurer