Form 10-K
period 1995-12-31
BERKLEY W R CORP
filed 1996-03-26
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
    December 31, 1995                                             0-7849
-------------------------                                 ----------------------

                           W. R. BERKLEY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            22-1867895
---------------------------------                         ----------------------
  (State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                         identification number)

165 Mason Street, P.O. Box 2518, Greenwich, CT                        06836-2518
----------------------------------------------                        ----------
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (203) 629-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
    Title of each class                                     on which registered
    -------------------                                    ---------------------

           None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.20 per share
    Series A Cumulative Redeemable Preferred Stock, par value $.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X                                              No
                 ---                                                ---

Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of such stock as of March 4, 1996: $792,852,943.

Number of shares of common stock, $.20 par value, outstanding as of March 4, 1996: 20,179,939

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995 (incorporated by reference under Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           --------

                           W. R. BERKLEY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               December 31, 1995

         PART I                                                             Page

ITEM     1.       BUSINESS                                                    3

ITEM     2.       PROPERTIES                                                 21

ITEM     3.       LEGAL PROCEEDINGS                                          21

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        21


         PART II

ITEM     5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                            22

ITEM     6.       SELECTED FINANCIAL DATA FOR THE FIVE YEARS
                  ENDED DECEMBER 31, 1995                                    23

ITEM     7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              24

ITEM     8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                30


         PART III

ITEM    10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         52

ITEM    11.       EXECUTIVE COMPENSATION                                     54

ITEM    12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                      54

ITEM    13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             54


         PART IV

ITEM     14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K                                    55

PART I

ITEM 1.    BUSINESS

General Description of the Company's Business

         W. R. Berkley Corporation (the "Company"), a Delaware corporation, is an insurance holding company which through its subsidiaries, presently operates in four segments of the insurance business: regional property casualty insurance; reinsurance (conducted through Signet Star Holdings, Inc.); specialty lines of insurance (including excess and surplus lines and commercial transportation); and alternative markets (including the management of alternative insurance market mechanisms). The Company was founded on the concept that a group of autonomous regional and specialty insurance entities could compete effectively in selected markets within a very large industry. Decentralized control allows each subsidiary to respond to local or specialty market conditions while capitalizing on the effectiveness of centralized investment and reinsurance management, and actuarial, financial and legal staff support.

         The Company's regional insurance operations are conducted primarily in the midwest, southern and northeast sections of the United States. The reinsurance operations, specialty insurance and alternative markets are conducted nationwide.

         In 1995 the Company established Berkley International, LLC ("Berkley International"). Berkley International, which is 65% owned by the Company, was established to acquire interests outside the United States in existing and start-up property casualty, life insurance and reinsurance businesses, including insurance-related financial services businesses, located in emerging markets including Asia and Latin America (see: Other information about the Company's business, for a further explanation).

         Net premiums written, as reported on a generally accepted accounting principles ("GAAP") basis, by the Company's four major insurance industry segments for the five years ended December 31, 1995 were as follows:

                                                            Year Ended December 31,
                                                ------------------------------------------------
                                                1995       1994       1993       1992       1991
                                                ----       ----       ----       ----       ----
                                                             (Amounts in thousands)
Net premiums written:

         Regional insurance operations (1)    $477,588   $386,530   $301,890   $257,625   $242,067
         Reinsurance operations (2)            195,988    176,699     84,726         --         --
         Specialty insurance operations (2)    160,847    134,715    146,101    160,053    169,593
         Alternative markets operations (2)     25,998     19,989      4,929         --         --
                                              --------   --------   --------   --------   --------

                  Total net premiums written  $860,421   $717,933   $537,646   $417,678   $411,660
                                              ========   ========   ========   ========   ========

Percentage of net premiums written:

         Regional insurance operations (1)        55.5%      53.8%      56.2%      61.7%       58.8%
         Reinsurance operations (2)               22.8       24.6       15.7         --         --
         Specialty insurance operations (2)       18.7       18.8       27.2       38.3       41.2
         Alternative markets operations (2)        3.0        2.8         .9         --         --
                                              --------   --------   --------   --------   --------

                  Total                          100.0%     100.0%     100.0%     100.0%      100.0%
                                              ========   ========   ========   ========   =========

(1) Berkley International's results, which to date are immaterial, are included in Regional insurance operations.

(2) Premiums written by the Company's Reinsurance operations prior to July 1, 1993, including the alternative markets operation, are included in Specialty insurance operations (see other information about the Company's business).

         The following sections briefly describe the Company's insurance segments and subsidiaries. The statutory information contained herein is derived from that reported to state regulatory authorities in accordance with statutory accounting practices ("SAP"). The amount of statutory net premiums shown for the subsidiaries exclude the effects of intercompany reinsurance. In connection with the acquisition of Midwest Employers Casualty Company ("Midwest") in November 1995, the Company established the alternative markets segment to reflect the markets served by each of its business segments. The alternative markets segment consists of Midwest, Signet Star Holding's alternative markets division and the Company's insurance services units which manage alternative market mechanisms. The descriptions contain each significant insurance subsidiary's rating by A.M. Best and Company, Inc. ("A.M. Best"). A.M. Best's Ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: "Best's Ratings reflect [its] opinion as to the relative financial strength and performance of each insurer in comparison with others, based on [its] analysis of the information provided to [it]. These Ratings are not a warranty of an insurer's current or future ability to meet its contractual obligations."

                         REGIONAL INSURANCE OPERATIONS

         The Company's regional property casualty subsidiaries write standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. American West Insurance Company ("American West"), Continental Western Insurance Company ("Continental Western"), Great River Insurance Company ("Great River"), Tri-State Insurance Company ("Tri-State"), Union Insurance Company ("Union") and Union Standard Insurance Company ("Union Standard") obtain their business primarily in the smaller communities of the midwest and southwest through over 2,000 independent insurance agencies, which represent them on a non-exclusive basis and are compensated on a commission basis. Firemen's Insurance Company ("Firemen's") primarily sells its policies through agents in the District of Columbia, and the States of Maryland, North Carolina, Pennsylvania and Virginia. Certain of Firemen's commercial lines of business are marketed principally through brokers in the New York metropolitan area. Acadia Insurance Company ("Acadia") currently operates in the States of Maine, New Hampshire and Vermont, and sells its personal and commercial coverages through independent agencies. Berkley Insurance Company of the Carolinas, formed in December 1995 and domiciled in North Carolina, will write standard commercial and personal lines insurance.

         Acadia Insurance Company

         Acadia was organized by the Company and incorporated in April 1992. It writes multiple line property and casualty coverages in the States of Maine, New Hampshire and Vermont. Acadia is rated A+ by A.M. Best. Acadia's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $29,304,000 and $97,547,000, respectively.

         American West Insurance Company

         American West is a successor to a company that was organized in 1903 as a mutual insurance company and converted to a stock company in June 1986. Its business consists primarily of personal lines in the States of Minnesota, Montana, Wisconsin and South Dakota. American West is rated A- by A.M. Best. American West's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $8,358,000 and $19,003,000, respectively.

         Berkley Insurance Company of the Carolinas

         In December 1995, the Company organized Berkley Insurance Company of the Carolinas, a North Carolina domiciled company. It will write personal and commercial lines in North Carolina. Berkley Insurance Company of the Carolinas has not been rated by A.M. Best. Berkley Insurance Company of the Carolinas statutory surplus as of December 31, 1995 was $4,500,000.

         Continental Western Insurance Company

         Continental Western was organized in 1907. It writes a diverse commercial lines book of business as well as personal lines principally in the States of Iowa, Nebraska, Kansas, Illinois, Missouri, Wisconsin and Montana. Continental Western is rated A+ by A.M. Best. Continental Western's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $81,095,000 and $138,498,000, respectively.

         Firemen's Insurance Company of Washington, D.C.

         Firemen's was incorporated by an act of Congress in 1836. Firemen's, through its Habitational Insurance Division, writes commercial business consisting primarily of multiple dwelling coverages principally in the State of New York. In addition, it insures homeowners, other personal lines and commercial risks in the District of Columbia, and in the States of Maryland, North Carolina and Virginia. In September 1993, Firemen's established Chesapeake Insurance Division in order to expand its operations in the State of Virginia. In March 1995, Firemen's established a new division, Presque Isle Insurance Division, in order to expand its operations into the State of Pennsylvania. Firemen's is rated A+ by A.M. Best. Firemen's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $27,346,000 and $39,736,000, respectively.

         Great River Insurance Company

         In December 1993, the Company organized Great River Insurance Company, a Mississippi domiciled company. It writes personal and commercial lines in Mississippi and is expanding to surrounding states. Great River is rated A+ by A.M. Best. Great River's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $12,731,000 and $25,673,000, respectively.

         Tri-State Insurance Company of Minnesota

         Tri-State was organized in 1902 as a mutual insurance company. It writes various commercial lines (specializing in grain elevator coverages), as well as personal lines primarily in the States of Minnesota, Iowa, North and South Dakota, Nebraska, Wisconsin and Illinois. Tri-State is rated A+ by A.M. Best. Tri-State's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $44,067,000 and $47,909,000, respectively.

         Union Insurance Company

         Union was organized in 1886 as a mutual insurance company. Union's business consists of personal lines as well as commercial lines insurance concentrated in the States of Nebraska, Kansas, Colorado and South Dakota. Union is rated A by A.M. Best. Union's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $30,701,000 and $46,743,000, respectively.

         Union Standard Insurance Company

         Union Standard is a successor to a company that was organized in 1970. Union Standard writes personal lines and commercial lines insurance for small businesses in the States of Texas, Oklahoma, Arkansas and Colorado. Union Standard is rated A by A.M. Best. Union Standard's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $28,415,000 and $56,674,000, respectively.

         Regional operations:  Business

         The following table sets forth the percentages of direct premiums written, by line, by the Company's regional insurance operations:

                                           1995           1994           1993          1992           1991
                                           ----           ----           ----          ----           ----
         Commercial Multi-Peril            21.1%          22.0%         19.6%          19.0%          18.3%
         Workers' Compensation             20.5           18.7          16.9           13.7           12.2
         Automobile:
              Personal                     17.3           17.6          19.4           21.8           22.9
              Commercial                   15.3           16.4          17.4           17.1           16.7
         Homeowners                         8.8            9.2           9.8           10.7           11.2
         General Liability                  6.4            6.6           6.9            7.1            7.8
         Fire and Allied Lines              4.5            4.8           5.5            5.9            6.4
         Inland Marine                      2.5            2.6           2.6            2.8            2.7
         Other (1)                          3.6            2.1           1.9            1.9            1.8
                                          -----          -----         -----          -----          -----
         Total                            100.0%         100.0%        100.0%         100.0%         100.0%
                                          =====          =====         =====          =====          =====

         The following table sets forth the percentages of direct premiums written, by state, by the Company's regional insurance operations:

                                       1995           1994           1993          1992          1991
                                       ----           ----           ----          ----          ----
         Maine                         10.6%          10.5%           8.3%           .9%           --%
         Iowa                           9.2           11.1           13.8          15.7          16.7
         Nebraska                       8.9           11.0           13.6          16.1          16.3
         Texas                          7.8            9.2           10.0           9.7           8.7
         South Dakota                   6.6            4.9            5.7           6.3           6.8
         New Hampshire                  5.9            4.7             .9            --            --
         Minnesota                      5.4            6.0            6.6           7.6           8.1
         Mississippi                    5.3            2.9             --            --            --
         Kansas                         4.8            5.2            5.7           6.4           6.3
         Colorado                       4.0            4.5            5.1           5.5           5.1
         Missouri                       3.7            3.8            3.7           4.0           4.3
         Wisconsin                      3.5            3.6            4.4           5.0           5.7
         Illinois                       3.4            3.8            4.2           5.0           4.4
         Virginia                       3.0            2.1             .6            .3            .4
         New York                       2.8            2.6            3.0           3.4           3.5
         North Dakota                   2.5            3.2            3.9           4.3           4.3
         Vermont                        2.4            1.1             --            --            --
         Arkansas                       2.1            2.8            3.1           3.1           2.8
         District of Columbia           1.8            2.3            2.4           2.4           2.6
         Other (1)                      6.3            4.7            5.0           4.3           4.0
                                      -----          -----          -----         -----         -----
         Total                        100.0%         100.0%         100.0%        100.0%        100.0%
                                      =====          =====          =====         =====         =====

(1)      Other includes the direct premiums written by Berkley International.

                             REINSURANCE OPERATIONS

         Signet Star, through its broker market reinsurance subsidiary Signet Star Reinsurance Company, specializes in underwriting property, casualty and fidelity reinsurance on a treaty basis and casualty reinsurance on a facultative basis. Signet Star has significant expertise in alternative risk transfer business and, accordingly, the results of this section are included in the alternative markets segment. Signet Star's facultative underwriting manager, Facultative ReSources, Inc., underwrites reinsurance primarily on a risk-by-risk basis. The Fidelity and Surety Division of Signet Star combines extensive underwriting and claims expertise with professional treaty design capabilities to provide customized reinsurance products to fidelity and surety companies. Signet Star Reinsurance Company is rated A by A.M. Best. Signet Star Reinsurance Company's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $243,729,000 and $217,018,000, respectively.

Reinsurance Operations: Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's reinsurance operations:

                                                               1995            1994           1993
                                                               ----            ----           ----
         Treaty:
           Specialty and other                                 46.8%           49.1%          56.4%
           Regional                                            21.0            24.9           22.9
           Nonstandard Automobile                              10.4             9.5            9.3
                                                              -----           -----          -----
           Total Treaty                                        78.2            83.5           88.6

         Casualty Facultative                                  14.2            10.9            6.4
         Fidelity and Surety                                    7.6             5.6            5.0
                                                              -----           -----          -----
           Total                                              100.0%          100.0%         100.0%
                                                              =====           =====          =====

                         SPECIALTY INSURANCE OPERATIONS

         The Company's specialty lines of insurance consists primarily of excess and surplus lines ("E & S"), commercial transportation, professional liability, directors and officers liability and surety. Specialty lines also included the results of the Company's Reinsurance Operations through June 30, 1993 (see:
"Other information about the Company's business")

         Admiral Insurance Company

         The majority of the Company's E & S insurance business is conducted by Admiral Insurance Company ("Admiral"). Admiral specializes in general liability coverages, including products liability and professional liability. Admiral insures risks requiring specialized treatment not available in the conventional market, with coverage designed to meet the specific needs of the insured. Business is received from wholesale brokers and general agents via retail agents, whose clients are the insureds. E & S carriers operate on a non-admitted basis in the states where they write business. They are generally free from rate regulation and policy form requirements. Admiral's business is obtained on a nationwide basis from approximately 190 non-exclusive brokers, who do not have the authority to commit the Company, and who are compensated on a commission basis. In November 1992, Admiral began writing directors and officers liability insurance through operations conducted by Monitor Liability Managers, Inc., an underwriting manager established by the Company. Admiral is rated A++ by A.M. Best. Admiral's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $175,596,000 and $57,796,000, respectively.

         Carolina Casualty Insurance Company

         The Company's commercial transportation operations are primarily conducted by Carolina Casualty Insurance Company ("Carolina"). Carolina writes liability, physical damage and cargo insurance for the transportation industry, concentrating on long-haul trucking companies. Municipal bus lines, charter buses and school buses also make up a substantial part of Carolina's book of business. Carolina's business is obtained nationwide from approximately 120 agents and brokers who are compensated on a commission basis. In June 1995, Carolina began writing surety bonds through operations conducted by Monitor Surety Managers, Inc., an underwriting manager established by the Company. Carolina is rated A by A.M. Best. Carolina's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $59,327,000 and $70,586,000, respectively.

         Nautilus Insurance Company

         Nautilus Insurance Company ("Nautilus") was established in 1985 to insure E & S risks which involve a lower degree of expected severity than those covered by Admiral. Nautilus obtains its business nationwide from approximately 135 non-exclusive brokers, some of which also provide business to Admiral. A substantial portion of Nautilus' business is written on a binding authority basis, subject to certain contractual limitations. Nautilus is rated A by A.M. Best. Nautilus's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $50,446,000 at $27,843,000, respectively. Great Divide Insurance Company ("Great Divide"), a subsidiary of Nautilus, writes transportation risks, as well as other specialty lines written on an admitted basis.

         Specialty Operations:  Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's specialty insurance operations:

                                                               1995         1994          1993         1992         1991
                                                               ----         ----          ----         ----         ----
         General Liability                                     38.2%        42.2%         37.6%        39.3%        39.9%
         Automobile Liability                                  27.4         28.1          27.9         30.2         32.9
         Directors and Officers Liability                       9.2          5.8           4.0           --           --
         Professional Liability                                 7.1          6.3           6.3          4.9          4.7
         Automobile Physical Damage                             6.8          5.9           4.6          4.0          4.6
         Fire and Allied Lines                                  5.0          4.6           3.2          2.5          1.9
         Inland Marine                                          2.1          1.8           1.7          2.0          2.2
         Other                                                  4.2          5.3          14.7         17.1         13.8
                                                              -----        -----         -----        -----        -----
         Total                                                100.0%       100.0%        100.0%       100.0%       100.0%
                                                              =====        =====         =====        =====        =====

                              ALTERNATIVE MARKETS

         The Company's alternative markets operations specializes in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Typical clients are those who are driven by various factors to seek less costly and more efficient techniques to manage their exposure to claims. The Company's alternative markets segment consists of: Excess Workers' Compensation insurance written by Midwest Employers Casualty Company ("Midwest"); reinsurance of alternative risk business; and insurance services entities which manage alternative market mechanisms.

         Midwest Employers Casualty Company

         In November 1995, the Company acquired Midwest (see other information about the Company's business). Midwest markets and underwrites excess workers' compensation ("EWC") insurance. EWC insurance is marketed to employers and employer groups which have elected and have qualified or been approved by state regulatory authorities to self-insure their workers' compensation programs. EWC insurance provides coverage to a self-insured employer once the employers' losses exceed the employer's retention amount. Midwest offers a complete line of EWC products, including specific and aggregate EWC insurance policies and surety bonds. Midwest is rated A- by A.M. Best. Midwest's statutory surplus and statutory net premiums written as of December 31, 1995 and for the year then ended were $97,676,000 and $67,513,000, respectively.

         Signet Star - Alternative Markets Division

         Signet Star Reinsurance Company's Alternative Markets Division specializes in providing custom designed reinsurance products and services to alternative markets ("ARM") clients, such as captive insurance companies, risk retention groups, public entity insurance trusts and governmental pools. ARM clients are generally self insured vehicles which provide insurance buyers with a mechanism for assuming part of their own risk, managing their exposures, modifying their loss costs and, ultimately, participating in the underwriting results. Signet Star has been an active reinsurer of ARM clients for over ten years and is considered to be one of the leading broker market reinsurers of ARM business. The Alternative Markets Division will have access to substantial additional resources within the Company, which will enable it to concentrate and coordinate the Company's focus on this growing sector of the reinsurance market.

         Insurance Services Entities

         The Company's insurance service operations offer a variety of products, which includes underwriting and claims administration and alternative insurance market mechanisms. In addition, subsidiaries of the Company provide agency and brokerage services to both affiliated and unaffiliated entities.

         Berkley Administrators

         Berkley Administrators, headquartered in Minneapolis, Minnesota, provides risk management and administration services to its clients, including underwriting, loss control, policy issuance and claims handling. A significant portion of Berkley Administrators' present business is the administration of the Minnesota Workers' Compensation Assigned Risk Plan.

         Berkley Risk Services, Inc.

         The Company acquired Berkley Risk Services, Inc. and its affiliated companies in 1988. Berkley Risk, based in Minneapolis, Minnesota, is a property casualty risk management firm which specializes in the development and administration of group and single-employer alternative insurance funding techniques. Subsidiaries of Berkley Risk also manage entities which provide liability insurance and claim adjusting services to public entities and not for profit organizations.

         Key Risk Services, Inc.

         The Company acquired Key Risk Services, Inc. in 1994. Key Risk, based in Greensboro, North Carolina is a property casualty risk management firm which specializes in management and administration of group self insured funds. A significant portion of Key Risk's present business is the administration of the North Carolina Associated Industries Workers' Compensation Fund.

         Berkley Risk Managers

         Berkley Risk Managers is a successor to a Company acquired in 1990. Berkley Risk Managers, based in Somerset, New Jersey, is primarily involved in the development and administration of self-funded property casualty and health insurance programs primarily for municipalities and other governmental entities.

         All American Agency Facilities, Inc.

         All American Agency Facilities, Inc., based in Redmond, Washington, provides insurance agency and brokerage services on a nationwide basis for unaffiliated insurance carriers as well as certain of the Company's insurance subsidiaries.

         Berkley Care Network

         The Company established Berkley Care Network in 1995. Berkley Care Network, based in Greensboro, North Carolina, is a managed health care company offering a preferred provider network, utilization review and case management services for workers' compensation carriers on a nationwide basis.

         Alternative Markets Operations: Business

         The following table sets forth the percentages of revenues, by major source of business, of the alternative markets operations:

                                                               1995           1994          1993          1992           1991
                                                               ----           ----          ----          ----           ----
          Insurance Service operations                         63.1%          78.6%         91.6%        100.0%         100.0%
          Signet Star - Alternative Markets
            division                                           22.1           21.4           8.4            --             --
          Midwest                                              14.8             --            --            --             --
                                                              -----          -----         -----         -----          -----

          Total                                               100.0%         100.0%        100.0%        100.0%         100.0%
                                                              =====          =====         =====         =====          =====

Results by Industry Segment

         Summary financial information about the Company's operating segments is presented on a GAAP basis in the following table (all amounts include realized capital gains and losses):

                                                                           Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                       1995            1994           1993           1992          1991
                                                       ----            ----           ----           ----          ----
                                                                            (Amounts in thousands)
Regional Insurance Operations (1)

Total revenues                                       $485,860        $376,576       $316,448       $277,112      $261,621
Income before income taxes                             40,227          26,669         29,993         26,605        15,681

Reinsurance Operations (2)

Total revenues                                        212,876         187,304         86,962             --            --
Income (loss) before income taxes                      11,205         (14,977)           194             --            --

Specialty Insurance Operations (2)

Total revenues                                        209,311         184,899        211,129        233,477       229,888
Income before income taxes                             43,781          37,452         52,651         38,953        49,569

Alternative Markets Operations (2)

Total revenues                                        103,656          75,798         53,531         50,553        46,699
Income before income taxes                             10,254           7,068          8,058         11,101         9,571

(1) Berkley International's results, which to date are immaterial, are included in Regional insurance operations.

(2) Prior to July 1, 1993 the Reinsurance operations, including the alternative markets operation, are included in Specialty insurance operations (see other information about the Company's business).

         The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. Summary information for the Company's insurance companies and the insurance industry is presented in the following table (1):

                                                    Year Ended December 31,
                                        ------------------------------------------------
                                        1995       1994       1993       1992       1991
                                        ----       ----       ----       ----       ----
Regional Insurance Operations
Loss ratio                              64.9%      65.3%      67.1%      66.5%      69.0%
Expense ratio                           34.2       34.3       34.2       33.5       33.0
Policyholders' dividend ratio             .9         .9         .9        1.0        1.0
                                       -----      -----      -----      -----      -----
Combined ratio                         100.0%     100.5%     102.2%     101.0%     103.0%
                                       =====      =====      =====      =====      =====

Reinsurance Operations (2)
Loss ratio                              78.3%      87.9%      74.1%        --%        --%
Expense ratio                           26.4       27.1       31.4         --         --
Policyholders' dividend ratio             --         --         --         --         --
                                       -----      -----      -----      -----      -----
Combined ratio                         104.7%     115.0%     105.5%        --%        --%
                                       =====      =====      =====      =====      =====

Specialty Insurance Operations (2)
Loss ratio                              78.6%      77.6%      77.3%      84.3%      75.6%
Expense ratio                           28.3       26.0       26.8       25.9       25.7
Policyholders' dividend ratio             --         --         --         --         --
                                       -----      -----      -----      -----      -----
Combined ratio                         106.9%     103.6%     104.1%     110.2%     101.3%
                                       =====      =====      =====      =====      =====

Alternative Markets Operations(2)(3)
Loss ratio                              72.3%      72.5%      72.5%        --%        --%
Expense ratio                           31.9       27.7       21.0         --         --
Policyholders' dividend ratio             --         --         --         --         --
                                       -----      -----      -----      -----      -----
Combined ratio                         104.2%     100.2%      93.5%        --%        --%
                                       =====      =====      =====      =====      =====

Combined Insurance Operations
Loss ratio                              70.7%      73.7%      71.1%      73.7%      71.7%
Expense ratio                           31.3       30.8       31.7       30.6       30.0
Policyholders' dividend ratio             .5         .5         .5         .6         .6
                                       -----      -----      -----      -----      -----
Combined ratio                         102.5%     105.0%     103.3%     104.9%     102.3%
                                       =====      =====      =====      =====      =====

Combined Insurance Operations
Premiums to surplus ratio (4)            1.0        1.1         .8        1.0        1.2
                                       =====      =====      =====      =====      =====

Industry Ratios
Combined ratio                         107.2%(5)  108.9%(6)  107.9%(6)  119.1%(6)  109.5%(6)
Premiums to surplus ratio                1.2 (5)    1.3 (7)    1.3 (7)    1.4 (7)    1.4 (7)

(1) Based on statutory accounting practices.
(2) Results of the Company's Reinsurance operations prior to July 1, 1993, including the alternative markets operation, are included in Specialty insurance operations. (see other information about the Company's business).
(3) The Alternative Markets segments combined ratio reflects the underwriting results of Midwest, since November 1995, the date it was acquired, and the Signet Star Alternative Markets division from July 1, 1993. Midwest discounts its reserves for Losses and loss expenses, and accordingly, the annual change in the discount is reflected in the loss ratio.
(4) Based on the Company's consolidated net premiums written to statutory surplus.
(5) Estimated by A.M. Best
(6) Source: A.M. Best Aggregates & Averages, for stock companies.
(7) Source: A.M. Best Aggregates & Averages, for total industry.

Investments

Investment results before income tax effects were as follows:

                                                   1995            1994            1993             1992           1991
                                                   ----            ----            ----             ----           ----
                                                                          (Amounts in thousands)
Average investments, at cost                    $2,102,647      $1,855,826      $1,547,635       $1,358,366     $1,174,864
                                                ==========      ==========      ==========       ==========     ==========
Investment income,
 before expenses                                $  143,527      $  115,619      $   98,368       $   96,960     $   90,237
                                                ==========      ==========      ==========       ==========     ==========
Percent earned on

 average investments                                  6.8%            6.2%             6.4%            7.1%            7.7%
                                                =========       =========       ==========       =========      ==========

Realized gains (losses)                         $   10,357      $    (170)      $   23,523       $    3,356     $   (4,823)
                                                ==========      =========       ==========       =========      ==========
Change in unrealized

  investment gains (losses) (1)                 $  137,560      $(119,686)      $   13,556          $ 7,743       $ 74,161
                                                ==========      ==========      ==========           ======        =======

(1) The change in unrealized investment gains (losses) represents the difference between fair value and cost of investments at the beginning and end of the calendar year, including investments carried at cost.

         The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

                                                                                          December 31,
                                                                       -------------------------------------------------
                                                                       1995       1994       1993        1992       1991
                                                                       ----       ----       ----        ----       ----
         1 year or less                                                 4.2%       4.0%       3.5%        3.1%       1.6%
         Over 1 year through 5 years                                   17.9       27.6       34.0        32.5       33.3
         Over 5 years through 10 years                                 29.4       21.4       22.8        19.2       25.5
         Over 10 years                                                 26.2       27.0       27.5       27.3        18.8
         Mortgage-backed securities                                    22.3       20.0       12.2        17.9       20.8
                                                                      -----      -----      -----       -----      -----
         Total                                                        100.0%     100.0%     100.0%      100.0%     100.0%
                                                                      =====      =====      =====       =====      =====

Loss and Loss Adjustment Expense Reserves

         In the property casualty industry, it is not unusual for significant periods of time, ranging up to several years or more, to elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which is a balance sheet account representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. The Company's loss reserves reflect current estimates of the ultimate cost of closing outstanding claims; other than its Excess Workers Compensation business, as discussed below, the Company does not discount its reserves to estimated present value for financial reporting purposes.

         In general, when a claim is reported, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis which provide for losses incurred but not yet reported to the insurer, potential inadequacy of case reserves, the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process ("LAE"), and a provision for potentially uncollectible reinsurance. Each insurance subsidiary's net retention for each line of insurance is taken into consideration in the computation of ultimate losses.

         In examining reserve adequacy, historical data is reviewed and consideration is given to such factors as legal developments, changes in social attitudes and economic conditions, including the effects of inflation. The actuarial process relies on the basic assumption that past experience, judgmentally adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Reserve amounts are necessarily based on management's informed estimates and judgments using data currently available. As additional experience and other data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to reserves for insured events of prior years. The reserving process implicitly recognizes the impact of inflation and other factors affecting loss costs by taking into account changes in historic claim patterns and perceived trends. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the ultimate cost of closing claims is influenced by numerous factors.

         While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to fluctuation. In particular, high levels of jury verdicts against insurers, as well as judicial decisions which "re-formulate" policies to expand their coverage to previously unforeseen theories of liability, including those regarding pollution and other environmental exposures, have produced unanticipated claims and increased the difficulty of estimating the loss and loss adjustment expense reserves provided by the Company.

         Due to the nature of Excess Workers Compensation ("EWC") business and the long period of time over which losses are paid in this line of business, the Company discounts its liabilities for EWC losses and loss expenses. Discounting liabilities for losses and loss expenses gives recognition to the time value of money set aside to pay claims in the future and is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from Midwest's loss payout experience and is supplemented with data compiled by insurance companies writing workers' compensation on an excess-of-loss basis. The expected payout pattern has a very long duration because it reflects the nature of losses which generally penetrate self-insured retention limits contained in excess workers' compensation policies. The Company has limited the expected payout duration to 30 years in order to introduce an additional level of conservatism into the discounting process. These liabilities have been discounted using "risk-free" discount rates determined by reference to the U.S. Treasury yield curve weighted for EWC premium volume to reflect the seasonality of the anticipated duration of losses associated with such coverages. The average discount rate for accident years 1995 and prior was approximately 5.80%.

         To date, known pollution and environmental claims at the insurance company subsidiaries have not had a material impact on the Company's operations. Environmental claims have not materially impacted the Company because our subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

         The Company's net reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $30.8 million and $22.8 million at December 31, 1995 and 1994, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $59.4 million and $50.6 million at December 31, 1995 and 1994, respectively. Net incurred losses and loss expenses for reported pollution and environmental claims were approximately $8.0 million, $5.6 million and $3.5 million in 1995, 1994 and 1993, respectively. Net paid losses and loss expenses has averaged approximately $3 million for each of the last three years. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is highly uncertain.

         The table below provides a reconciliation of the beginning and ending reserve balances, on a gross of reinsurance basis (dollars in thousands):

                                                                                  1995              1994               1993
                                                                                  ----              ----               ----
         Net reserves at beginning of year                                     $  895,440        $  783,218         $  709,665
                                                                               ----------        ----------         ----------
         Net reserves of acquired companies                                       191,963                --             20,810
         Net provision for losses and loss expenses:

           Claims occurring during the current year                               580,594           493,418            367,106
           Decrease in estimates for claims occurring
           in prior years                                                          (9,596)           (7,269)            (5,861)
                                                                               ----------        ----------         ----------
                                                                                  570,998           486,149            361,245
                                                                               ----------        ----------         ----------
                  Net payments for claims
                    Current year                                                  228,100           187,295            139,292
                    Prior years                                                   221,051           186,632            169,210
                                                                               ----------        ----------         ----------
                                                                                  449,151           373,927            308,502
                                                                               ----------        ----------         ----------
         Net reserves at end of year                                            1,209,250           895,440            783,218
         Ceded reserves at end of year (1)                                        450,770         1,175,446          1,233,130
         Gross reserves at end of year                                         $1,660,020        $2,070,886         $2,016,348
                                                                               ==========        ==========         ==========

         A reconciliation, as of December 31, 1995, between the reserves reported in the accompanying consolidated financial statements which have been prepared in accordance with GAAP and those reported on a SAP basis is as follows (in thousands):

         Net reserves reported on a SAP basis                                  $1,248,606
         Additions (deductions) to statutory reserves:
           Loss reserve discounting (2)                                           (55,438)
           Outstanding drafts reclassified as reserves                             15,817
           Other                                                                      265
                                                                               ----------
         Net reserves reported on a GAAP basis                                  1,209,250
           Ceded reserves reclassified as assets                                  450,770
                                                                               ----------
         Gross reserves reported on a GAAP basis                               $1,660,020
                                                                               ==========

(1) The 1995 decline in ceded reserves is due to the sale of North Star Reinsurance Company (see: Other information about the Company's business, for a further explanation).

(2) For statutory purposes, Midwest uses a discount rate of 3.0% as permitted by the Department of Insurance of the State of Ohio. For GAAP purposes, Midwest uses a discount rate based on the U. S. Treasury yield curve weighted for the expected payout period, as described above.

         The table on page 16 presents the development of net reserves for 1985 through 1995. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

         The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1985 reserves have developed a $92 million deficiency over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above.

         It should be noted that the table presents a "run off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1985 is reserved for $2,000 as of December 31, 1985. Assuming this claim was settled for $2,300 in 1995, the $300 deficiency would appear as a deficiency in each year from 1985 through 1994.

                                                              Year Ended December 31,
                             -----------------------------------------------------------------------------------------
                             1985    1986    1987     1988    1989     1990     1991     1992      1993    1994   1995
                             ----    ----    ----     ----    ----     ----     ----     ----      ----    ----   ----
                                                               (Amounts in millions)
Net reserves for losses
  and loss expenses          $171    $303    $423     $531    $611     $643     $680     $710      $783    $895  $1,209

Re-estimated as of:
One year later                188     300     419      524     605      635      676      704       776     885      --
Two years later               196     309     413      518     599      632      659      694       755
Three years later             205     309     405      513     596      620      650      665
Four years later              210     311     402      511     587      612      637
Five years later              213     311     402      505     581      603
Six years later               215     312     401      510     585
Seven years later             217     324     405      514
Eight years later             237     330     418
Nine years later              245     349
Ten years later               263

Cumulative redundancy
  (deficiency)               $(92)   $(46)   $  5     $ 17    $ 26     $ 40     $ 43     $ 45      $ 28    $ 10  $   --
                             ====    ====    ====     ====    ====     ====     ====     ====      ====    ====  ======
Cumulative amount of
  net liability paid
  through:
One year later               $ 75    $ 90    $ 91     $114    $158     $139     $160     $169      $186     221  $   --
Two years later               113     138     152      217     234      235      264      275       221
Three years later             144     176     201      262     294      304      332      306
Four years later              164     188     225      295     334      345      346
Five years later              168     203     244      315     358      377
Six years later               176     213     256      331     380
Seven years later             182     221     268      348
Eight years later             187     231     282
Nine years later              196     244
Ten years later               208

Net Reserves                                                                                     $  783  $  895  $1,209
Ceded Reserves                                                                                    1,233   1,176     451
                                                                                                 ------  ------  ------
Gross Reserves                                                                                   $2,016  $2,071  $1,660
                                                                                                 ======  ======  ======

Net Re-estimated                                                                                    776     885      --
Ceded Re-estimated                                                                                1,234   1,158
                                                                                                 ------  ------
Gross Re-estimated as of
  One year later                                                                                  2,010   2,043
  Two years later                                                                                 1,966

Gross cumulative redundancy                                                                      $   50  $   28  $   --
                                                                                                 ======  ======  ======

Regulation

         The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, the Company's regional property casualty subsidiaries as well as Carolina, Great Divide and Midwest must file all rates for personal and commercial insurance with the insurance department of each state in which they operate. The E & S and reinsurance subsidiaries of the Company generally operate free of rate and form regulation.

         In addition to regulatory supervision of its insurance subsidiaries, the Company is subject to state statutes governing insurance holding company systems. Typically, such statutes require the Company periodically to file information with the state insurance commissioner, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities would be required to obtain regulatory approval of the purchase. Under Florida law, which is applicable to the Company due to its ownership of Carolina, a Florida domiciled insurer, the acquisition of more than 5% of the Company's capital stock must receive regulatory approval. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         During the past several years, various regulatory and legislative bodies adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and their effects on shortage of capacity and pricing. These regulations, which have not had a material impact on the Company's operations, include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages,
(ii) restrictions on the ability of insurers to cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged. The passage of Proposition 103 in the State of California did not have a material adverse impact on the Company's operations because the Company's subsidiaries operate in that state primarily on a non-admitted basis. The non-admitted market in California, however, has been subjected to increased levels of regulation. Admiral and Nautilus, both of which derive significant premiums from California, may be adversely impacted by increased regulation which causes business to remain in the admitted market.

         Various state and federal organizations, including Congressional committees and the National Association of Insurance Commissioners ("NAIC"), have been conducting investigations into various aspects of the insurance business. The NAIC has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company's mix of products and its balance sheet. The implementation of RBC did not effect the operations of the Company's insurance subsidiaries since all of its subsidiaries have an RBC amount above the authorized control level RBC, as defined by the NAIC. Federal legislation is being considered which would either abolish or limit the current exemption of the insurance industry from portions of the antitrust laws, impose direct federal oversight or federal solvency standards. No assurance can be given that future legislative or regulatory changes resulting from such activity will not adversely affect the Company's insurance subsidiaries.

         The Company's insurance subsidiaries are also subject to assessment by state guaranty funds when an insurer in that jurisdiction has been judicially declared insolvent and insufficient funds are available from the liquidated company to pay policyholders and claimants. The protection afforded under a state's guaranty fund to policyholders of the insolvent insurer varies from state to state. Generally, all licensed property casualty insurers are considered to be members of the fund, and assessments are based upon their pro rata share of direct written premiums. The NAIC Model Post-Assessment Guaranty Fund Act, which many states have adopted, limits assessments to an insurer to 2% of its subject premium and permits recoupment of assessments through rate setting. Likewise, several states (or underwriting organizations of which the Company's insurance subsidiaries are required to be members) have limited assessment authority with regard to deficits in certain lines of business. To date, assessments have not had a material adverse impact on operations.

         The Company receives funds from its insurance subsidiaries in the form of dividends and fees for management services. Annual dividends in excess of maximum amounts prescribed by state statutes ("extraordinary dividends") may not be paid without the approval of the insurance commissioner of the state in which an insurance subsidiary is domiciled. The NAIC has proposed and certain states have adopted, legislation that lowers the threshold amount for determining what constitutes an extraordinary dividend. Such legislative changes could make it more difficult for insurance subsidiaries to pay dividends to their parents. Similarly, the NAIC has proposed a new model investment law that may affect the statutory carrying values of certain investments; however, the final outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have on the Company or whether the proposal will be adopted in the foreseeable future.

Tax Law Changes

         For a review of Federal income tax changes and their impact on the Company see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Competition

         The property casualty insurance and reinsurance business is competitive, with over 2,000 insurance companies transacting business in the United States. The Company competes directly with a large number of these companies. The Company's strategy in this highly fragmented industry is to seek specialized areas or geographic regions where its insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Each of the Company's subsidiaries establishes its own pricing practices. Such practices are based upon a Company-wide philosophy to price products with the general intent of making an underwriting profit. Competition in the industry generally changes with profitability.

         The regional property casualty subsidiaries compete with mutual and other regional stock companies as well as national carriers. Direct writers of property casualty insurance compete with the regional subsidiaries by writing insurance through their salaried employees, generally at a lower cost than through independent agents such as those used by the Company.

         Signet Star's competition comes from domestic and foreign reinsurers, some of which have greater financial resources, who place their business either on a direct basis or through the broker market.

         The E & S area is a highly specialized segment of the insurance industry. Admiral and Nautilus compete with other E & S carriers, some of which are larger and have greater resources. Under certain market conditions, standard carriers may compete for the types of business written by Admiral and Nautilus. In addition, there are regional and specialty carriers competing with Admiral and Nautilus when they underwrite business in their regions or specialties.

         Carolina and Great Divide's competition comes mainly from other specialty transportation insurers and large national multi-line companies.

         Midwest's competition comes from insurance and reinsurance companies, some of which have greater financial resources. Most of theses carriers write specific EWC coverage, do not offer aggregate EWC coverage and tend to focus on risks larger than those targeted by Midwest. In addition, Midwest competes with other specialty EWC insurers.

         The insurance services operations face competition from several large nationally known service organizations as well as local competitors.

Employees

         As of February 29, 1996, the Company employed 2,982 persons. Of this number, the Company's subsidiaries employed 2,948 persons, of whom 1,691 were executive and administrative personnel and 1,257 were clerical personnel. The Company employed the remaining 34 persons in its parent company and investment operations, of whom 27 were executive and administrative personnel and 7 were clerical personnel.

Other information about the Company's business:

         The Company maintains an ongoing interest in acquiring additional companies and developing new insurance entities, products and packages as opportunities arise. In addition, the insurance subsidiaries develop new coverages or lines of business to meet the needs of insureds.

         Seasonal weather variations affect the severity and frequency of losses sustained by the insurance and reinsurance subsidiaries. Although the effect on the Company's business of such natural catastrophes as tornadoes, hurricanes, hailstorms and earthquakes is mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one reporting period.

         The Company has no customer which accounts for 10 percent or more of its consolidated revenues.

         Compliance by the Company and its subsidiaries with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company currently does not engage in material operations in foreign countries nor is a material portion of its revenues derived from customers in foreign countries. However, the Company's insurance subsidiaries regularly purchase a portion of their catastrophe reinsurance coverage from foreign reinsurers, including syndicate members of Lloyd's of London. While Queen's Island is domiciled in Bermuda, to date its business has exclusively been reinsurance of its domestic affiliates.

         During the last two years the Company has been actively exploring emerging insurance markets in Latin America and South East Asia. On September 11, 1995, the Company and Northwestern Mutual Life International, Inc. ("NML"), a wholly-owned subsidiary of Northwestern Mutual Life Insurance Company, entered into a Subscription

Agreement, Operating Agreement and Management Agreement with respect to Berkley International, a limited liability company. Berkley International was established as the exclusive vehicle of the Company and NML to acquire interests outside the United States in existing and start-up property and casualty, life insurance and reinsurance businesses, including insurance-related financial services businesses, located in emerging markets including Asia and Latin America ("Portfolio Companies").

         The Company and NML agreed, subject to certain limitations set forth in the Operating Agreement, that Berkley International would be their exclusive vehicle for investments in Portfolio Companies of which they from time to time become aware; provided, however, that as of the end of any fiscal year, the Company and NML may terminate this exclusivity provision. The Company agreed to contribute up to $65 million to Berkley International in exchange for a 65% membership interest and NML agreed to contribute up to $35 million to Berkley International in exchange for a 35% membership interest. Subsequent to the third anniversary of the Company's and NML's subscription for interests in Berkley International, either party upon not less than six months' prior written notice may terminate its obligation to make any remaining portion of its capital contribution, such termination to be effective on December 31 of the year in which the notice is give. The Company and NML may also terminate their obligations to make any remaining portion of their capital contributions in the event either party terminates the exclusivity provision referred to above. During 1995, the Company purchased majority interests in La Union Gremial Compania de Seguros, S. A. and Independencia Compania Argentina de Seguros, S. A., two property and casualty companies in Argentina, for approximately $9.2 million, which constituted a portion of the Company's initial contribution to Berkley International. The Company will act as manager of Berkley International for a fee based on a percentage of the aggregate commitments of the members. To date, Berkley International's results have not been material to the Company.

         On November 8, 1995 the Company acquired 100% of the stock of MECC, Inc. the Parent of Midwest Employers Casualty Company for $141,908,000. The Company also retired approximately $19,590,000 million of MECC, Inc.'s debt. The purchase was substantially funded by the issuance of 3,450,000 shares of Common Stock at $43.75 per share.

         On July 1, 1993, the Company exchanged all of the outstanding capital stock of Signet Reinsurance Company (Signet) for 60% of the common stock of Signet Star Holdings, Inc. ("Signet Star"). Signet Star simultaneously acquired all of the outstanding capital stock of Signet Star Reinsurance Company ("Signet Star Reinsurance") from General Re Corporation ("General Re") in exchange for 40% of the common stock of Signet Star and other consideration. Signet Star is reported as a separate industry segment. Signet's operations through June 30, 1993 are included in the specialty segment.

         On December 31, 1995, the Company purchased General Re's interest in Signet Star by issuing to General Re 458,667 shares of Series B Cumulative Redeemable Preferred Stock of the Company having an aggregate liquidation preference of $68,800,000. In addition, the Company guaranteed a senior subordinated promissory note of Signet Star which was issued to General Re in exchange for the convertible note which General Re held. As part of this transaction, Signet Star sold to General Re Signet Star Reinsurance Company and renamed Signet Reinsurance Company, Signet Star Reinsurance Company.

         In February 1996, Signet Star Reinsurance Company established a Latin American and Caribbean division. The new division, which is located in Coral Gables Florida, will specialize in providing treaty reinsurance services to a wide variety of clients in Latin America and the Caribbean.

ITEM 2.    PROPERTIES

         The Company and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. Owned property is as follows:

         Location                    Company                      Size (sq. ft.)
         --------                    -------                      --------------
         Austin, Texas               J/I Holding Corporation (1)       7,000
         Cherry Hill, New Jersey     Admiral                          30,000
         Grand Forks, North Dakota   American West                    12,000
         Jacksonville, Florida       Carolina (2)                     35,000
         Lincoln, Nebraska           Union                            43,000
         Lincoln, Nebraska           Continental Western              20,000
         Luverne, Minnesota          Tri-State                        25,000
         Meridian, Mississippi       Great River                      30,000
         Scottsdale, Arizona         Nautilus                         34,000
         Urbandale, Iowa             Continental Western              80,000
         Westbrook, Maine            Acadia                           54,000

         (1)      Occupied by Admiral's branch office.
         (2)      Presently leased to a third party.

         In addition, the Company and its subsidiaries lease office facilities in various other cities under leases with varying terms and expiration dates.

         The Company has executed an agreement for the acquisition of a building to be used as the Company's headquarters, which is expected to close by June 1, 1996.

ITEM 3.    LEGAL PROCEEDINGS

         Claims under insurance policies written by the Company's subsidiaries are investigated and settled either by claims adjusters employed by them, by their independent agents or by independent adjusters. Each subsidiary employs a staff of claims adjusters at its home office and at some regional offices. Some independent agents may have the authority to settle small claims. Independent claims adjusting firms are used to assist in handling various claims in areas where insurance volume does not warrant the maintenance of a staff adjuster. If a claim or loss cannot be settled and results in litigation, the subsidiary generally retains outside counsel.

         At present, neither the Company nor any of its subsidiaries is engaged in any litigation known to the Company which is expected to have a material adverse effect upon the Company's business. As is common with property casualty insurance companies, the Company's subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1995 to a vote of holders of the Company's Common Stock.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The Common Stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "BKLY". The following table sets forth the high and low sale prices for the indicated periods, all as reported by NASDAQ.

                                                                                               Common
                                                          Price Range                      Dividends Paid
                                                          -----------                      --------------
                                                     High              Low                    Per Share
                                                     ----              ---                    ---------
         1995:
           Fourth Quarter                          $ 55 1/2           $ 43                  $  .12  cash
           Third Quarter                             47                 35 1/2              $  .12  cash
           Second Quarter                            39                 35                  $  .12  cash
           First Quarter                             39 5/8             34 1/2              $  .11  cash

         1994:
           Fourth Quarter                          $ 38 1/4           $ 32 1/2              $  .11  cash
           Third Quarter                             39                 35 1/4              $  .11  cash
           Second Quarter                            42                 34 3/4              $  .11  cash
           First Quarter                             38                 32 1/2              $  .10  cash

         The closing price on March 4, 1996, as reported on the NASDAQ National Market System, was $45 1/4 per share. The approximate number of record holders of the Common Stock on March 4, 1996 was 915.

ITEM 6.    SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 1995

                                                        Year Ended December 31,
                                       ---------------------------------------------------------
                                       1995         1994         1993         1992          1991
                                       ----         ----         ----         ----          ----
                                              (Amounts in thousands except per share data)
Net premiums written                $  860,421   $  717,933   $  537,646   $  417,678   $  411,660
Net premiums earned                    803,336      655,038      501,433      416,003      408,133
Net investment income                  137,332      109,683       92,773       91,629       85,103
Management fees and commissions         68,457       64,536       54,027       54,734       50,148
Realized investment gains (losses)      10,357         (170)      23,523        3,356       (4,823)
Other income                             2,461        1,703        1,550        1,478        2,690
Total revenues                       1,021,943      830,790      673,306      567,200      541,251
Interest expense                        28,209       27,601       25,275       19,266       10,618
Income before Federal
  income taxes                          82,747       30,774       61,364       54,521       60,084
Federal income tax (expense)
    benefit                            (17,554)       1,552       (9,181)      (8,041)     (13,500)
Income before minority interest
  and change in accounting              65,193       32,326       52,183       46,480       46,584
Minority interest                       (4,311)       2,768         (596)          --           --
Cumulative effect of change
 in accounting principle                    --           --           --        5,902           --
Net income before preferred
    dividends                           60,882       35,094       51,587       52,382       46,584
Preferred dividends                     11,062       10,356           --           --           --
Net income attributable to
  common stockholders                   49,820       24,738       51,587       52,382       46,584

Data per common share:
  Income before change
    in accounting                         2.86         1.44         2.87         2.59         2.61
  Net income                              2.86         1.44         2.87         2.92         2.61
  Stockholders' equity (1)               35.39        26.68        30.36        26.33        23.56
  Cash dividends declared           $      .48   $      .44   $      .40   $      .36   $      .32
Weighted average shares
    outstanding                         17,414       17,182       17,946       17,942       17,862

Investments (1)                     $2,588,346   $1,901,715   $1,748,702   $1,396,082   $1,238,645
Total assets (2)                     3,618,684    3,582,291    3,337,705    1,953,294    1,525,975

Reserves for losses
  and loss expenses (2)              1,660,020    2,070,886    2,016,348      995,247      680,109
Long-term Debt                         290,981      290,798      290,633      205,001      106,090
Stockholders' equity (1)               929,815      597,601      526,281      474,396      421,736

(1) Investments and stockholders' equity reflect the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. Included in the calculation of common stockholders' equity per share are unrealized investments gains (losses), net of federal income taxes, of $48,450,000, ($33,973,000) and $36,450,000 as of December
    31, 1995, 1994 and 1993, respectively.

(2) Total assets and reserves for losses and loss expenses reflect the adoption of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long-Duration Contracts," as of December 31, 1992.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                               Industry Overview

         The demand for insurance can be characterized as fairly stable and is influenced primarily by general economic conditions, while the supply of insurance is directly related to available capacity, i.e., the level of policyholders' surplus employed in the industry and the willingness of insurance management to risk that capital. In general, it is believed that the amount of available capacity changes as the perceived rate of return on capital employed fluctuates based on the adequacy of premium rates and available investment returns. The adequacy of premium rates is affected mainly by the severity and frequency of claims which are influenced by many factors including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact policy rates. These factors can have a significant impact on the ultimate adequacy of premium rates because a property casualty insurance policy is priced before its costs are known, as premiums usually are determined long before claims are reported. Over the past several years a trend of increasing price competition, combined with an increase in the number and size of catastrophic losses, has produced a significant reduction in underwriting profitability for the Company and the industry.

             Operating Results for the Year Ended December 31, 1995
                as Compared to the Year Ended December 31, 1994

         Net income attributable to common shareholders ("Net Income") for 1995 was $50 million, or $2.86 per share, compared with 1994 earnings of $25 million, or $1.44 per share. The 1995 results include after-tax realized investment gains of $6 million or $.36 per share, compared with after-tax realized investment losses of $86,000 or $.01 per share recorded in 1994.

         Net premiums written in 1995 grew by 20% to $860 million from $718 million written during 1994 due to increases recorded by all four segments of our operations. Premiums written by the regional segment grew by 24% in 1995 to $478 million compared to $387 million written during 1994. Approximately 60% of the growth was from three operations which the Company established in 1992 and 1993. The balance of this increase primarily results from the expansion by the regional operations into new markets. Premiums written by the reinsurance segment grew by 11% to $196 million from $177 million written during 1994. The growth in reinsurance premiums written was mainly due to growth in facultative and fidelity and surety premiums written. Premiums written by the specialty segment grew by 19% in 1995 to $161 million from $135 million in 1994. The growth in the specialty premiums written is due mainly to decreases in the amounts of business ceded to unaffiliated reinsurers. Premiums written by the alternative markets segment grew by 30% in 1995, to $26 million from $20 million in 1994. The growth in this segment's premiums written is due to the inclusion of Midwest, which was acquired in November 1995, and modest premium growth recorded by Signet Star's alternative markets division.

         Net investment income increased, on a pre-tax basis, to $137 million from $110 million earned in 1994. The higher level of investment earnings is due primarily to growth in investable assets generated by an increase in cash flow from operations and increased portfolio yields. The pretax yield of the portfolio increased as a result of a change in the mix of fixed maturity investments, an increase in the duration of the portfolio and an increase in trading account profits (see "Liquidity and Capital Resources").

         Management fees and commissions consists primarily of fees and commissions earned by the alternative markets operating units. These fees and commissions grew by 6% to $68 million in 1995 from $65 million earned in 1994. This increase was due mainly to the inclusion of a full year's results for Key Risk Services, Inc. which was acquired in May 1994 as well as fees earned by Berkley Care Network which the Company established in June 1995. These increases were partially offset by a restructuring of one alternative markets operating unit.

         The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 102.5% in 1995 from 105.0% (101.9% before the Northridge Earthquake) in 1994 due to an improvement in the consolidated loss ratio which was partially offset by a slight increase in the expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 70.7% from 73.7% primarily due to the effect of the Northridge Earthquake, which significantly impacted 1994 results. This improvement was partially offset by an increase in the frequency and severity of losses incurred by our commercial transportation unit.

         Other operating costs and expenses, which consists of the expenses of the Company's insurance and alternative markets segments as well as the Company's corporate and investment expenses, increased by 19% to $340 million from $286 million recorded in 1994. This increase was due primarily to the substantial growth in premium volume which in turn results in an increase in variable underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) of the Company's insurance operations increased to 31.3% from 30.8% in 1994. The expense ratio increased due to the effects of start-up operations which generally incur a higher expense ratio in the early stages of their development.

         Minority interest for 1995 was an expense of $4 million as compared to income of $3 million reported in 1994. The change in minority interest was due to earnings generated by Signet Star in 1995 versus a loss in 1994.

             Operating Results for the Year Ended December 31, 1994
                as Compared to the Year Ended December 31, 1993

         Net income for 1994 was $25 million, or $1.44 per share, compared with 1993 earnings of $52 million, or $2.87 per share. The 1994 results include after-tax realized investment losses of $86,000, or $.01 per share, compared with after-tax realized investment gains of $15 million, or $.82 per share, realized in 1993. In addition, the 1994 results were adversely impacted by a higher level of catastrophes losses including the Company's share of losses incurred by Signet Star due to the Northridge earthquake in California. Furthermore, in January 1994 the Company issued $150 million of 7.375% Series A Cumulative Redeemable Preferred Stock which resulted in preferred dividends of $10 million and had a negative impact on the comparative results.

         Net premiums written in 1994 grew by 33.5% to $718 million from $538 million written during 1993, primarily due to growth in reinsurance premium volume as a result of the inclusion of Signet Star's results for the entire year. In addition, premiums written by the Company's regional insurance operations increased by $85 million. Approximately two thirds of this increase was due to the three new operations referred to above. The balance of this increase resulted primarily from the expansion into new markets by the remainder of the regional group. Premium volume for the alternative markets segment was $20 million in 1994, compared with $5 million in 1993. The increase is due primarily to the inclusion of the results of Signet Star's alternative markets division for the entire year.

         Net investment income increased, on a pre-tax basis, to $110 million from $93 million earned in 1993. The higher level of investment earnings is due to a full year of earnings of Signet Star and growth in investable assets, generated by cash flow from operations and the issuance of 7.375% Series A Cumulative Redeemable Preferred Stock. The higher level of interest expense resulted from the issuance of subsidiary debt in connection with the formation of Signet Star (see "Liquidity and Capital Resources").

         Management fees and commissions increased by 20% to $65 million from $54 million recorded in 1993 due primarily to a full year's earnings of Signet Star's alternative markets division and the acquisition of Key Risk in April 1994. The pre-tax earnings of this segment decreased to $7 million from $8 million earned in 1993 due to the affects of the restructuring referred to above.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 105.0% (101.9% before the Northridge Earthquake) in 1994 from 103.3% in 1993 due to an increase in the consolidated loss ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 73.7% from 71.1% in 1993. The increase in the loss ratio was due to a higher level of catastrophes including after-tax catastrophe losses of $7.5 million resulting from the Northridge Earthquake.

         Other operating costs and expenses increased by 27% to $286 million. This increase is due to the inclusion of a full year of operating results of Signet Star, a higher level of costs associated with the three new insurance operations and increased expenses in the alternative markets segment as a result of the acquisition of Key Risk Services, Inc. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) of the Company's insurance operations decreased to 30.8% in 1994 from 31.7% in 1993 due primarily to significant increases in the premium volume of Signet Star which has a lower expense ratio than our other insurance operations.

                        Liquidity and Capital Resources

General

         The Company's subsidiaries are highly liquid, receiving substantial cash from premiums, investment income, management fees and proceeds from sales and maturities of portfolio investments. The principal outflows of cash are payments of claims, taxes, interest and operating expenses. The net cash provided from operating activities (before trading account transactions) was $206.6 million in 1995 and $170.3 million in 1994. The increase in cash flow in 1995 was due primarily to additional cash flow generated by the Company's regional operations due to a significant increase in the premium volume.

         As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. The Company is obligated to service its debt, pay consolidated Federal income taxes and pay its expenses. Tax payments and management fees from the insurance subsidiaries are made under agreements which generally are subject to approval by state insurance departments. Maximum amounts of dividends that can be taken without regulatory approval are prescribed by statute; to date, cash dividends have not required regulatory approval (See Note 13 of "Notes to Consolidated Financial Statements").

Financing Activity

         In January 1994, the Company issued 6 million depositary shares each representing a one-sixth interest in a share of 7.375% Series A Cumulative Redeemable Preferred Stock and received net proceeds of approximately $145 million. A portion of the proceeds of this offering were contributed to the start up insurance subsidiaries to support their growth.

         In March 1995, the Company purchased 117,000 shares of its Common Stock for approximately $4.1 million. Pursuant to an authorization of the Board of Directors, up to 334,000 additional shares may be purchased from time to time.

         In October 1995, the Company issued 3,450,000 shares of common stock, and received net proceeds of approximately $145 million which was used to finance the acquisition of Midwest.

         On December 31, 1995, in connection with the acquisition of the remaining 40% of Signet Star, the Company issued to General Reinsurance Corporation (General Re), 458,667 shares of Series B Cumulative Redeemable Preferred Stock having an aggregate liquidation preference of $68,800,000. The Series B Preferred Stock has a dividend rate increasing up to 6% during the first twelve months. The rate is subject to readjustment based on certain predetermined conditions. In addition, the Company guaranteed a senior subordinated promissory note of Signet Star in the principal amount of $35,793,085, which matures July 1, 2003 and bears interest at the rate of 6.5%. This note was issued to General Re in exchange for the convertible note previously held by General Re. In November 1993, Signet Star borrowed the maximum amount available under its revolving credit facility and used the proceeds to redeem senior notes issued in connection with the July 1, 1993 acquisition. The revolving credit facility was repaid on January 19, 1996 as discussed below.

         On January 19, 1996 the Company issued $100 million of 6.25%, ten-year notes which are not redeemable until maturity and utilized a portion of the proceeds to retire $28.4 million of Signet Star's bank debt. The balance of the proceeds from all of the above-mentioned offerings of securities is available for acquisitions, working capital and other general corporate purposes.

         The Company has on file two "shelf" Registration Statements with the Securities and Exchange Commission with a combined remaining balance of $190 million in additional equity and/or debt securities. The securities may be offered from time-to-time as determined by funding requirements and market conditions.

Investments

         In its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet foreseeable payment obligations. As part of this strategy, the Company attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

         The Company's investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as changes in financial market conditions alter the assumptions underlying the purchase of certain securities.

         Sales of fixed income securities in 1995 were the result of financial market conditions and the Company's strategy of maintaining an appropriate balance between the duration of its assets and liabilities.

         The investment portfolio, valued on a cost basis, grew in 1995 by $553.0 million to approximately $2,508 million primarily due to the combined effects of the acquisition of Midwest and net cash flow from operations.

         During 1995, the Company invested approximately $66 million of its available cash inflow in equity securities and $127 million in corporate bonds (principally mortgage-backed securities). At December 31, 1995, the portion of the portfolio invested in tax-exempt securities was 32% (36% in 1994) and U.S. Government securities and cash equivalents comprised 30% (33% in 1994) of invested assets. Investments in corporate fixed maturity securities (including mortgage-backed securities) were 28% (24% in 1994) of the portfolio at December 31, 1995, and equity securities represented the balance.

Federal Income Taxes

         The Company files a consolidated Federal income tax return with all its subsidiaries except Signet Star. Federal income tax expense in 1995 was $17.6 million (21% effective rate) as compared to a benefit of $1.6 million recorded in 1994. The 1995 effective tax rate is lower than the statutory tax rate of 35% because a substantial portion of investment income is tax-exempt. The 1994 tax benefit is due to the fact that tax-exempt investment income exceeded total pre-tax income. At December 1995, the Company had a deferred tax liability of $57.7 million, which results primarily from unrealized investment gains and intangible assets, and a deferred tax asset of $43.3 million, which results primarily from the discounting of loss reserves for Federal income tax purposes.

         The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset. In establishing the amount of the deferred tax asset, management has included a valuation allowance for the future uncertainty associated with the extended time period required for the complete reversal of the effects of loss reserve discounting.

Reinsurance

         The Company follows the customary industry practice of reinsuring a portion of its exposures, paying to reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with substantial, financially sound carriers. The Company has established reserves for potentially uncollectible reinsurance.

                              Regional Operations

         In 1995, Continental Western and the Habitational Division of Firemen's generally retained $475,000 on individual risks while the Company's other regional subsidiaries generally retained $400,000 on individual risks. The regional group also maintained catastrophe reinsurance protection for approximately 95% of weather-related losses above $3 million per occurrence up to a maximum of $35 million and carried additional catastrophe protection on an aggregate basis for storms resulting in loss events between $500,000 and $6 million ($8 million in 1996).

                             Reinsurance Operations

         Signet Star's retrocessional program provides coverage for property losses in three layers as follows: (i) 100% of $6.5 million in excess of $7 million per occurrence; (ii) 95% of $9 million in excess of $13.5 million per occurrence; and (iii) 90% of $7.5 million in excess of $22.5 million per occurrence. In 1995, Signet Star had retrocessional coverage for its casualty facultative business which provides coverage for 40% (20% in 1996) of $5 million per certificate on a pro-rata basis; this coverage applies to Signet Star's individual certificate business only. During 1995, Signet Star had retrocessional coverage for its fidelity and surety business for approximately 60% (80% in 1996) of each loss up to $2,250,000 in excess of $750,000 per occurrence.

                              Specialty Operations

         Admiral's retention in 1995 was $170,000 ($175,000 in 1996) per risk for most classes of business and $2.1 million ($5.0 million in 1996), per insured, for business written by Monitor Liability Managers. In addition, in 1996 Admiral's Directors and Officer coverage will also include additional protection on an aggregate basis. Nautilus generally retained $97,500 per risk in 1995 ($140,000 in 1996) and Carolina maintained its retention at $300,000 on liability exposures.

                         Alternative Markets Operations

         Midwest's retention is generally $1 million per occurrence above the self insured's underlying retention.

Capitalization

         For the year ended December 31, 1995 as a result of retained earnings and the transactions discussed above under "Financing Activity", stockholders' equity increased by approximately $332.2 million and the total amount of capital employed in the business grew to $1,249.1 million. Accordingly, the percentage of the Company's capital attributable to debt decreased to 26% at December 31, 1995 from 36% at December 31, 1994. In January 1996 the Company issued $100 million of 6.25% ten-year notes. On a proforma basis, assuming the issuance of these notes occurred on December 31, 1995, the percentage of the Company's capital attributable to debt would have been 31%.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements                                      Page
         -----------------------------                                      ----
         W. R. Berkley Corporation and Subsidiaries:

                  Independent auditors' report                               31

                  Consolidated balance sheets, December 31, 1995 and 1994    32

                  Consolidated statements of operations, years ended
                    December 31, 1995, 1994, and 1993                        33

                  Consolidated statements of stockholders' equity, years
                    ended December 31, 1995, 1994, and 1993                  34

                  Consolidated statements of cash flows, years ended
                    December 31, 1995, 1994, and 1993                        35

                  Notes to consolidated financial statements                 36

                          Independent Auditors' Report


Board of Directors and Stockholders
W. R. Berkley Corporation

We have audited the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W. R. Berkley Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, W. R. Berkley Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 1993, 1992 and 1991, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1992 and 1991 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In 1992, W. R. Berkley Corporation adopted the provisions of the Financial Accounting Standards Board's statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

In our opinion, the information set forth in the selected financial data for each of the years in the five-year period ended December 31, 1995, appearing on page 23, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.



                                                           KPMG Peat Marwick LLP


New York, New York
February 22, 1996

                   W. R. Berkley Corporation and Subsidiaries

                          Consolidated Balance Sheets
                           December 31, 1995 and 1994
                   (Dollars in thousands, except share data)

                                                            1995          1994
                                                         ----------    ----------
Assets
Investments:
  Invested cash                                          $  196,732    $  214,116
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $176,193 and $195,983)                                169,078       192,827
    Available for sale at fair value (cost $1,894,451
       and $1,408,063)                                    1,959,910     1,353,891
  Equity securities, at fair value:
    Available for sale (cost $92,472 and $68,787)           101,551        69,338
    Trading account (cost $155,301 and $71,211)             161,075        71,543
Cash                                                         10,185         5,513
Premiums and fees receivable                                231,093       191,418
Due from reinsurers                                         423,626     1,127,416
Accrued investment income                                    34,373        27,853
Prepaid reinsurance premiums                                 77,656        69,169
Deferred policy acquisition costs                            89,517        72,026
Excess of cost over net assets acquired                      69,600        55,319
Deferred Federal income taxes                                    --        42,217
Other assets                                                 94,288        89,645
                                                         ----------    ----------
                                                         $3,618,684    $3,582,291
                                                         ==========    ==========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                  $1,660,020    $2,070,886
  Unearned premiums                                         450,522       350,263
  Due to reinsurers                                          65,798        54,845
  Deferred Federal income taxes                              14,363            --
  Other liabilities                                         169,080       116,983
                                                         ----------    ----------
                                                          2,359,783     2,592,977
                                                         ----------    ----------
Long-term debt                                              290,981       290,798
Notes payable to Banks                                       28,306        40,204
Minority interest                                             9,799        60,711
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
       7 3/8% Series A Cumulative Redeemable Preferred
        Stock 1,000,000 shares issued and outstanding           100           100
      Series B Cumulative Redeemable Preferred Stock
       458,667 shares issued and outstanding                     46            --
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
      outstanding, net of treasury shares,
      20,168,167 and 16,777,718 shares                        4,854         4,165
  Additional paid-in capital                                547,068       336,659
  Retained earnings                                         424,261       382,859
  Net unrealized investment gains (losses),
       net of taxes                                          48,450       (33,973)
  Treasury stock, at cost, 4,101,211 and
    4,041,660 shares                                        (94,964)      (92,209)
                                                         ----------    ----------
                                                            929,815       597,601
                                                         ----------    ----------
                                                         $3,618,684    $3,582,291
                                                         ==========    ==========

See accompanying notes to consolidated financial statements.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                  Years ended December 31, 1995, 1994 and 1993
                 (Dollars in thousands, except per share data)

                                                                        1995                1994                1993
                                                                        ----                ----                ----
Revenues:
  Net premiums written                                               $  860,421           $ 717,933           $ 537,646
  Increase in net unearned premiums                                     (57,085)            (62,895)            (36,213)
                                                                     ----------           ---------           ---------
    Premiums earned                                                     803,336             655,038             501,433
  Net investment income                                                 137,332             109,683              92,773
  Management fees and commissions                                        68,457              64,536              54,027
  Realized investment gains (losses)                                     10,357                (170)             23,523
  Other income                                                            2,461               1,703               1,550
                                                                     ----------           ---------           ---------
    Total revenues                                                    1,021,943             830,790             673,306
Operating costs and expenses:
  Losses and loss expenses                                             (570,998)           (486,149)           (361,245)
  Other operating costs and expenses                                   (339,989)           (286,266)           (225,422)
  Interest expense                                                      (28,209)            (27,601)            (25,275)
                                                                     ----------           ---------           ---------
    Income before income taxes and
     minority interest                                                   82,747              30,774              61,364
Federal income tax (expense) benefit                                    (17,554)              1,552              (9,181)
                                                                     ----------           ---------           ---------
    Income before minority interest                                      65,193              32,326              52,183
Minority interest                                                        (4,311)              2,768                (596)
                                                                     ----------           ---------           ---------
    Net income before preferred dividends                                60,882              35,094              51,587
Preferred dividends                                                     (11,062)            (10,356)                 --
                                                                     ----------           ---------           ---------
  Net income attributable to
    common stockholders                                              $   49,820           $  24,738           $  51,587
                                                                     ==========           =========           =========

  Net income per share                                               $     2.86           $    1.44           $    2.87
                                                                     ==========           =========           =========

See accompanying notes to consolidated financial statements.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1995, 1994 and 1993
                 (Dollars in thousands, except per share data)

                                                  Preferred
                                                  and Common                 Net
                                                  stock and               unrealized
                                       Total      additional              investment
                                   stockholders'   paid-in    Retained      gains      Treasury
                                       equity      capital    earnings     (losses)      stock
                                   -------------  ----------  --------    ----------   --------
Balance, December 31, 1992            $474,396     $192,943   $321,252     $  4,904    $(44,703)
  Net income attributable to
     common stockholders                51,587           --     51,587           --          --
  Issuance of common shares              1,588          668         --           --         920
  Net change in unrealized
   investment gains:
    Change in accounting for
      investment gains                  32,714           --         --       32,714          --
    Other                               (1,168)          --         --       (1,168)         --
  Purchase of treasury stock           (25,688)          --         --           --     (25,688)
  Dividends to common
    stockholders ($.40 per share)       (7,148)          --     (7,148)          --          --
                                      --------     --------   --------     --------    --------

Balance, December 31, 1993             526,281      193,611    365,691       36,450     (69,471)
  Net income attributable to
    common stockholders                 24,738           --     24,738           --          --
  Issuance of common shares              5,657        2,038         --           --       3,619
  Issuance of preferred stock          145,275      145,275         --           --          --
  Net change in unrealized
   investment (losses)                 (70,423)          --         --      (70,423)         --
  Purchase of treasury stock           (26,357)          --         --           --     (26,357)
  Dividends to common
    stockholders ($.44 per share)       (7,570)          --     (7,570)          --          --
                                      --------     --------   --------     --------    --------

Balance, December 31, 1994             597,601      340,924    382,859      (33,973)    (92,209)
  Net income attributable to
    common stockholders                 49,820           --     49,820           --          --
  Issuance of common shares            146,484      145,144         --           --       1,340
  Issuance of preferred stock           66,000       66,000         --           --          --
  Net change in unrealized
   investment gains                     82,423           --         --       82,423          --
  Purchase of treasury stock            (4,095)          --         --           --      (4,095)
  Dividends to common
    stockholders ($.48 per share)       (8,418)          --     (8,418)          --          --
                                      --------     --------   --------     --------    --------

Balance, December 31, 1995            $929,815     $552,068   $424,261     $ 48,450    $(94,964)
                                      ========     ========   ========     ========    ========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)

                                                                     1995         1994         1993
                                                                     ----         ----         ----
Cash flows from operating activities:
  Net income before preferred dividends                            $  60,882    $  35,094    $  51,587
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Minority interest                                                  4,311       (2,768)         596
    Increase in reserves for losses and loss expenses,
      net of due to/from reinsurers                                  106,333      117,371       60,111
    Depreciation and amortization                                     14,286       14,989       12,788
    Change in unearned premiums and prepaid reinsurance premiums      57,085       62,895       36,213
    Change in premiums and fees receivable                           (20,551)     (45,181)        (708)
    Change in Federal income taxes                                       491       (9,687)      (1,959)
    Change in deferred policy acquisition costs                      (15,607)     (13,941)      (9,893)
    Realized investment (gains) losses                               (10,357)         170      (23,523)
    Other, net                                                         9,722       11,375       19,386
                                                                   ---------    ---------    ---------
          Net cash provided by operating activities
            before trading account sales (purchases)                 206,595      170,317      144,598
    Trading account sales (purchases), net                           (47,314)     (53,041)      74,846
                                                                   ---------    ---------    ---------
          Net cash provided by operating activities                  159,281      117,276      219,444
                                                                   ---------    ---------    ---------
Cash flows used in investing activities:
    Proceeds from sales, excluding trading account:
      Fixed maturity securities available for sale                   452,460      415,871      412,866
      Equity securities                                               63,863      181,594       98,289
    Proceeds from maturities and prepayments of
      fixed maturity securities                                      159,731      114,200      135,648
    Cost of purchases, excluding trading account:
      Fixed maturity securities available for sale                  (690,650)    (703,215)    (700,243)
      Fixed maturity securities held to maturity                     (30,568)          --           --
      Equity securities                                              (64,187)    (208,257)    (102,342)
    Cost of acquired companies, net of acquired
       cash and invested cash                                       (197,404)          --     (112,787)
    Change in balances due to/from security brokers                   (8,098)      12,048        2,481
    Other, net                                                       (14,472)     (34,465)     (18,503)
                                                                   ---------    ---------    ---------
          Net cash used in investing activities                     (329,325)    (222,224)    (284,591)
                                                                   ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                         144,739           --           --
  Net proceeds from issuance of preferred stock                       66,000      145,275           --
  Net proceeds from issuance of long-term debt                            --           --       49,694
  Cash dividends to common stockholders                               (7,844)      (7,459)      (7,035)
  Cash dividends to preferred stockholders                           (11,062)      (8,051)          --
  Purchase of treasury shares                                         (4,095)     (26,357)     (25,688)
  Issuance of subsidiary common stock in acquisition                      --           --       69,931
  Issuance of debt in acquisition                                         --           --       76,180
  Proceeds from subsidiary debt                                           --           --       40,089
  Payment of subsidiary debt                                         (31,847)      (4,527)     (40,387)
  Other, net                                                           1,441          156        1,588
                                                                   ---------    ---------    ---------
          Net cash provided by financing activities                  157,332       99,037      164,372
                                                                   ---------    ---------    ---------
          Net increase (decrease) in cash and invested cash          (12,712)      (5,911)      99,225
  Cash and invested cash at beginning of year                        219,629      225,540      126,315
                                                                   ---------    ---------    ---------
          Cash and invested cash at end of year                    $ 206,917    $ 219,629    $ 225,540
                                                                   =========    =========    =========
Supplemental disclosure of cash flow information:
  Interest paid on debt                                            $  32,839    $  24,897    $  25,463
                                                                   =========    =========    =========
  Federal income taxes paid                                        $  17,064    $   8,135    $  10,455
                                                                   =========    =========    =========
  Reclassifications from held to maturity to available for sale    $  14,100    $      --    $      --
                                                                   =========    =========    =========

See accompanying notes to consolidated financial statements.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1995, 1994 and 1993

(1)      Summary of Significant Accounting Policies

         (A)      Principles of consolidation and basis of presentation

                  The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries ("the Company"), have been prepared on the basis of generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 1993 and 1994 financial statements to conform them to the presentation of the 1995 financial statements.

         (B)      Revenue recognition

                  Insurance premiums written are recognized as earned generally on a pro-rata basis over the contract period. Management fees on insurance services contracts are recorded as earned primarily on a pro-rata basis over the policy period. Commission income is recognized as earned on the effective date of the applicable insurance policies.

         (C)      Investments

                  The Company has classified its investments into three categories. Securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Securities which the Company purchased with the intent to sell in the near term are classified as "trading" and are reported at estimated fair value, with unrealized gains and losses reflected in the statement of operations. The remaining securities are classified as "available for sale" and carried at estimated fair value, with unrealized gains and losses, net of applicable income taxes, excluded from earnings and reported as a separate component of stockholders' equity.

                  Realized gains or losses represent the difference between the cost of securities sold and the proceeds realized upon sale. The cost of securities is adjusted where appropriate to include provision for declines in value which are considered to be other than temporary. The Company uses the specific identification method where possible and the first-in, first-out method in other instances, to determine the cost of securities sold. Realized gains or losses, including any provision for decline in value, are included in the statement of operations.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies, continued

         (D)      Deferred policy acquisition costs

                  Acquisition costs (primarily commissions and premium taxes) incurred in writing insurance and reinsurance business are deferred and amortized ratably over the terms of the related contracts. Deferred policy acquisition costs are limited to the amounts estimated to be recoverable from the applicable unearned premiums and the related anticipated investment income by giving effect to anticipated losses, loss adjustment expenses and expenses necessary to maintain the contracts in force.

         (E)      Reserves for losses and loss expenses

                  Reserves for losses and loss expenses are an accumulation of amounts determined on the basis of (1) evaluation of claims for business written directly by the Company; (2) estimates received from other companies for reinsurance assumed; and (3) estimates for losses incurred but not reported (based on Company and industry experience). These estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in results of operations in the period in which they are determined.

                  A subsidiary of the Company, Midwest Employers Casualty Company ("Midwest") which was acquired in November 1995, discounts its liabilities for excess workers' compensation ("EWC") losses and loss expenses using a "risk-free" rate. Midwest discounts its EWC liabilities because of the long period of time over which it pays losses. The Company believes that utilizing a "risk-free" rate to discount these reserves more closely reflects the economics associated with the excess workers' compensation line of business (see Note 11 of notes to consolidated financial statements).

         (F)      Reinsurance ceded

                  Ceded unearned premiums are reported as prepaid reinsurance premiums and estimated amounts of reinsurance recoverable on unpaid losses are included in due from reinsurers. To the extent any reinsurer does not meet its obligations under reinsurance agreements, the liability must be discharged by the Company. The Company has provided reserves for this potential uncollectability.

         (G)      Excess of cost over net assets acquired

                  Costs in excess of the net assets of subsidiaries acquired are being amortized on a straight-line basis over 25 to 40 years. The Company continually evaluates the amortization period of its intangible assets. Estimates of useful lives are revised when circumstances or events indicate that the original estimate is no longer appropriate.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies, continued

         (H)      Federal income taxes

                  The Company and its 80% or more owned subsidiaries file a consolidated Federal income tax return. In 1995 and prior years, Signet Star filed its own consolidated Federal income tax return.

                  The Company's method of accounting for income taxes is the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are measured annually using tax rates currently in effect or expected to apply in the years in which those temporary differences are expected to reverse.

         (I)      Recent Accounting Pronouncements

                  In October 1995, the Financial Accounting Standards Board ("FASB") issued statements of financial accounting standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. This statement addressed the accounting for the cost of stock-based compensation, such as stock options. SFAS No. 123 permits either expensing the cost of stock-based compensation over the vesting period or disclosing in the financial statement footnotes what this expense would have been. This cost would be measured at the grant date based upon estimated fair values, using option pricing models. The Company expects to adopt the disclosure alternative of this statement in 1996.

(2)      Acquisitions

                  On September 11, 1995, the Company formed Berkley International, LLC ("Berkley International"), a limited liability company. The Company agreed to contribute up to $65 million to Berkley International in exchange for a 65% membership interest. During 1995, the Company purchased majority interests in two property and casualty companies in Argentina for consideration of approximately $9.2 million, which constituted a portion of the Company's initial contribution to Berkley International. The proforma effect of these transactions on the Company's results of operations is not significant.

                  On November 8, 1995, the Company acquired 100% of the stock of MECC, Inc., the Parent of Midwest Employer's Casualty Company, for $141,908,000. In connection with this acquisition, the Company also retired approximately $19,590,000 million of MECC, Inc.'s debt. The purchase was funded by the issuance of 3,450,000 shares of Common Stock issued at $43.75 per share. On December 31, 1995, the Company acquired General Re Corporation's ("General Re") 40% interest in Signet Star Holdings, Inc. ("Signet Star") by issuing to General Re 458,667 shares of Series B Cumulative Redeemable Preferred Stock of the Company having an aggregate liquidation preference of $68,800,000. The only significant effect on the Company's financial statements from this acquisition is an increase in preferred stock outstanding and the elimination of the related minority interest because Signet Star's results of operations were previously consolidated.

                  All of the acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included from the dates of acquisition.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)      Acquisitions, continued

                  The net assets acquired in 1995 were as follows (dollars in thousands):

                                                              Berkley       MECC,     Signet
                                                           International    Inc.       Star       Total
                                                           -------------    ----       ----       -----
                  Total investments and cash                  $19,986     $362,120  $      --   $ 382,106
                  Due from reinsurers                           8,338       48,474   (735,144)   (678,332)
                  Deferred policy acquisition costs             2,519        5,606     (6,241)      1,884
                  Excess of cost over net assets acquired         505       16,541         --      17,046
                  Other assets                                 17,489       18,688     (2,283)     33,894
                                                              -------     --------  ---------   ---------

                            Total assets                      $48,837     $451,429  $(743,668)  $(243,402)
                                                              =======     ========  =========   =========

                  Reserves for losses and loss expenses       $14,849      232,985  $(735,144)  $(487,310)
                  Deferred federal income taxes                    --       21,599     (5,066)     16,533
                  Other liabilities                            14,841       34,987      6,444      56,272
                                                              -------     --------  ---------   ---------

                            Total liabilities                  29,690      289,571   (733,766)   (414,505)
                                                              -------     --------  ---------   ---------

                  Debt                                             --       19,950         --      19,950
                  Minority interest                             9,960           --    (75,902)    (65,942)

                            Net assets acquired               $ 9,187     $141,908  $  66,000   $ 217,095
                                                              =======     ========  =========   =========

                  On July 1, 1993, the Company exchanged all the stock of Signet Reinsurance Company ("Signet") for 60% of the stock of Signet Star, a newly formed holding company. Signet Star simultaneously acquired all the stock of North Star Reinsurance Company ("North Star Reinsurance") from General Re in exchange for 40% of the stock of Signet Star and senior and convertible notes. In connection with the formation of Signet Star, North Star Reinsurance entered into a Retrocessional Agreement (the "Retrocessional Agreement") with General Reinsurance Corporation ("GRC"), pursuant to which North Star Reinsurance reinsured its respective liabilities and assigned its respective rights and obligations arising from any insurance or reinsurance contracts written prior to January 1, 1993 with and to GRC.

                  In connection with the 1995 acquisition of the remaining 40% interest in Signet Star, North Star Reinsurance was sold to General Re and all business written subsequent to July 1, 1993 was novated to Signet Star. As a result, business written by North Star Reinsurance prior to January 1, 1993, which had been retroceded to General Re, is no longer reflected in the Company's financial statements. The only effect on the Company's financial statements resulting from this aspect of the transaction is that the Company's reserves for losses and loss expenses is reduced by $735,144,000 and "due from reinsurers" is reduced by the same amount. This aspect of the transaction does not effect the Company's cash flow, equity or statements of operations.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)      Acquisitions, continued

                  The Company's consolidated Proforma results of operations assuming the acquisitions of MECC, Inc. and the remaining 40% interest in Signet Star occurred as of January 1, 1995 and 1994, respectively, are as follows (dollars in thousands):

                                                                                             1995                  1994
                                                                                             ----                  ----
                  Total revenues                                                          $1,100,195             $929,405
                                                                                          ==========             ========
                  Net income attributable to common shareholders                          $   70,102             $ 46,469
                                                                                          ==========             ========
                  Net income per share of common stock                                    $     3.48             $   2.30
                                                                                          ==========             ========

                  The Proforma consolidated financial data do not purport to represent what the Company's results of operations actually would have been had the acquisitions and related financings occurred on the dates indicated, or to project the Company's results of operations for any future period. The above amounts primarily reflect adjustments for the effects of the revaluation of assets and liabilities of the purchased companies and the financing of such acquisitions on the results of operations.

 (3)     Federal Income Taxes

                 The Federal income tax expense (benefit) consists of (in thousands):

                                                                          1995              1994             1993
                                                                          ----              ----             ----
                   Current expense                                       $17,879           $ 8,020          $8,734
                   Deferred expense (benefit)                               (325)           (9,572)            447
                                                                         -------           -------          ------
                     Total expense (benefit)                             $17,554           $(1,552)         $9,181
                                                                         =======           =======          ======

                  A reconciliation of the Federal income tax expense (benefit) and the amounts computed by applying the Federal income tax rate of 35% to pre-tax income is as follows (in thousands):

                                                                          1995            1994              1993
                                                                          ----            ----              ----
                   Computed "expected" tax expense                      $ 28,961         $ 10,771         $ 21,478
                   Tax-exempt investment income                          (12,938)         (12,964)         (11,972)
                   Other, net                                              1,531              641             (325)
                                                                        --------         --------         --------
                     Total expense (benefit)                            $ 17,554         $ (1,552)        $  9,181
                                                                        ========         ========         ========

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(3)      Federal Income Taxes, continued

                  At December 31, 1995, 1994 and 1993, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows (dollars in thousands):

                                                                              1995               1994              1993
                                                                              ----               ----              ----
                  Deferred Tax Asset
                  Loss reserve discounting                                  $ 46,922            $58,080           $51,904
                  Realized investment losses                                      --                 --               901
                  Alternative minimum tax                                      3,330              6,293             2,760
                  Deferred taxes on unrealized
                   investment losses                                              --             16,783                --
                  Other                                                           95              1,840               601
                                                                            --------            -------           -------
                    Gross deferred tax asset                                  50,347             82,996            56,166
                  Less: valuation allowance                                    7,000             11,179             7,000
                                                                            --------            -------           -------
                    Deferred tax asset                                        43,347             71,817            49,166
                                                                            ========            =======           =======

                  Deferred Tax Liability
                  Amortization of intangibles                                 13,119             13,197            13,493
                  Expense recognition differences                              8,210              8,631             7,250
                  Realized investment gains                                    6,511                 --                --
                  Deferred taxes on unrealized
                   investment gains                                           26,088                 --            20,898
                  Other                                                        3,782              7,772             7,185
                                                                            --------            -------           -------
                    Deferred tax liability                                    57,710             29,600            48,826
                                                                            --------            -------           -------

                    Net deferred tax asset(liability)                       $(14,363)           $42,217           $   340
                                                                            ========            =======           =======

                  The Federal income tax expense (benefit) applicable to realized investment gains (losses) was $3,664,000, ($61,000) and $8,233,000 in 1995, 1994 and 1993, respectively. The Company had a current income tax receivable of $210,000 and $1,073,000 at December 31, 1995 and 1994, respectively.

                  The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset. In establishing the amount of the deferred tax asset, management has included a valuation allowance for the future uncertainty associated with the extended time period required for the complete reversal of the effects of loss reserve discounting. At December 31, 1994, the Company recorded an additional valuation allowance of $4.2 million, which represented the tax benefit the Company would have had on its share of Signet Star's unrealized investment losses. This additional valuation allowance was established because Signet Star filed a separate consolidated return, and no capital loss carryback benefit was available. At December 31, 1995, Signet Star had an unrealized investment gain; therefore, the valuation allowance was not required. The change in the valuation allowance did not affect the Company's results of operations.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4)      Debt

                  Long-term debt consists of the following:

                                                                                                                         Carrying
                  Description                         Rate          Maturity                      Face Value               Value
                  -----------                         ----          --------                      ----------               -----
                  Senior Notes                        8.95%         May 20, 1998                 $ 10,000,000          $  9,975,000
                  Senior Notes                        6.31%         March 6, 2000                  25,000,000            24,903,000
                  Senior Notes                        6.71%         March 4, 2003                  25,000,000            24,878,000
                  Senior Subordinated Notes           6.5 %         July 1, 2003                   35,793,000            35,793,000
                  Senior Notes                        9 7/8%        May 15, 2008                  100,000,000            96,592,000
                  Senior Debentures                   8.7%          January 1, 2022               100,000,000            98,840,000
                                                                                                 ------------          ------------
                                                                                                 $295,793,000          $290,981,000
                                                                                                 ============          ============

                  The difference between the face value of long-term debt and the carrying value is unamortized discount. All outstanding long-term debt is not redeemable until maturity and ranks on a parity with all other outstanding indebtedness of the Company.

         Notes Payable to Banks

                  Notes payable to banks represents debt outstanding pursuant to a revolving credit facility entered into by Signet Star. The face value of the debt at December 31, 1995 was $28,400,000 and the carrying value was $28,306,000. The interest rate was based on the London Interbank offered rate plus .75% to 1.50% and was 5.75% at December 31, 1995. The debt was retired in January 1996.

(5)      Commitments, Litigation and Contingent Liabilities

                  At present, neither the Company nor any of its subsidiaries are engaged in any litigation known to the Company which management believes will have a material adverse effect upon the Company's business. As is common with other insurance companies, the Company's subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. In the aggregate, the Company's commitments for future buildings, land and equipment is approximately $50 million as of December 31, 1995.

(6)      Lease Obligations

                  The Company and several of its subsidiaries use office space and equipment under leases expiring at various dates through September 1, 2004. These leases are operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. Rental expense was approximately; $9,437,000, $8,000,000 and $6,029,000 for 1995, 1994 and 1993
         respectively. Future minimum lease payments (without provision for sublease income) are: $8,755,000 in 1996; $7,404,000 in 1997;
         $6,520,000 in 1998; $5,074,000 in 1999; $3,899,000 in 2000; and
         $9,474,000 thereafter.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7)      Stockholders' Equity

                  Per share data have been computed based on the weighted average number of common shares outstanding. The assumed dilutive effect of employee stock options was not material. Treasury shares have been excluded from average outstanding shares from the date of acquisition. The number of shares used in the computations was 17,414,000, 17,182,000, and 17,946,000 for 1995, 1994 and 1993,
         respectively.

                  Changes in shares of common stock outstanding, net of treasury shares, are as follows (in thousands):

                                                                   1995            1994            1993
                                                                   ----            ----            ----
                  Balance, beginning of year                      16,778          17,337          18,020
                  Shares issued                                    3,507             179              58
                  Shares repurchased                                (117)           (738)           (741)
                                                                  ------          ------          ------
                  Balance, end of year                            20,168          16,778          17,337
                                                                  ======          ======          ======

                  Preferred stock consists of 1,000,000 shares of 7 3/8% Series A Cumulative Redeemable Preferred Stock and 458,667 shares of Variable Rate Series B Cumulative Redeemable Preferred Stock.

                  The Company has the option of redeeming the Series A preferred stock after January 23, 1999 at the liquidation value of $150 per share. The Series B preferred stock has a dividend rate increasing up to 6% during the first twelve months after issuance. The rate is thereafter subject to readjustment, based on certain predetermined conditions. The Series B preferred stock is reflected at its estimated fair value of $66,000,000, based upon the current estimate of the ultimate effective dividend rate, and will be accreted to its stated value of $68,800,000 over eighteen months.

(8)  Stock Option Plan

                  The Company adopted the W. R. Berkley Corporation 1992 Stock Option Plan under which 1,750,000 shares of common stock were reserved for issuance. Pursuant to the Plan, options may be granted at prices determined by the Board of Directors but not less than 85% of the fair market value on the date of grant.

                  The following table summarizes option information, including options granted under both the 1992 and prior Plans:

                                                          Number of Shares                           Option Prices
                                                      ------------------------                 ------------------------
                                                      1995                1994                 1995                1994
                                                      ----                ----                 ----                ----
                  Shares under option                997,637           1,054,952           $22.67-46.88        $22.67-46.88
                  Options exercisable                267,967             148,191            22.67-44.00         22.67-29.17
                  Options granted                     90,500             435,775            35.18-45.75         33.50-37.94
                  Options exercised                   57,449              28,562            22.67-36.00         20.48-30.50
                  Options canceled
                    or expired                        90,365              43,074            22.67-46.88         18.00-46.88
                  Shares available
                    for future grant                 969,192             991,995

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(9)      Profit Sharing Retirement Plan

                  The Company and its subsidiaries have profit sharing retirement plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary's profitability. Employees become eligible to participate in the Retirement Plans on the first day of the month following the first full three months in which they are employed. Profit sharing expense amounted to $6,344,000, $5,625,000 and $4,605,000 for 1995, 1994 and 1993, respectively.

(10)     Investments

                  At December 31, 1995 and 1994, there were no investments, other than investments in United States government securities, which exceeded 10% of stockholders' equity. At December 31, 1995 and 1994, investments were as follows:

                                                                              December 31, 1995
                                                         ------------------------------------------------------------
                                                                                                           Amount
                                                                      Gross       Gross                   at which
                                                                    unrealized  unrealized     Fair     shown in the
         Type of Investment                              Cost (a)     gains       losses       value    balance sheet
         ------------------                              --------   ----------  ----------     -----    -------------
                                                                            (Dollars in thousands)
         Fixed maturity securities held to maturity:
           State and municipal                          $  155,518    $ 7,269    $  (154)   $  162,633   $  155,518
           Corporate                                        13,560         --         --        13,560       13,560
                                                        ----------    -------    -------    ----------   ----------

             Total fixed maturities
              held to maturity                             169,078      7,269       (154)      176,193      169,078
                                                        ----------    -------    -------    ----------   ----------

         Fixed maturity securities available for sale:
           United States government (b)                    552,478     20,617       (307)      572,788      572,788
           State and municipal                             658,159     26,951       (570)      684,540      684,540
           Corporate                                       683,814     20,635     (1,867)      702,582      702,582
                                                        ----------    -------    -------    ----------   ----------

             Total fixed maturities
              available for sale                         1,894,451     68,203     (2,744)    1,959,910    1,959,910
                                                        ----------    -------    -------    ----------   ----------

           Common stocks                                    24,042      9,438         --        33,480       33,480

           Preferred stocks                                 68,430        669     (1,028)       68,071       68,071
                                                        ----------    -------    -------    ----------   ----------
         Total equity securities
              available for sale                            92,472     10,107     (1,028)      101,551      101,551
                                                        ----------    -------    -------    ----------   ----------

         Trading account                                   155,301      6,723       (949)      161,075      161,075

           Invested cash  (c)                              196,732         --         --       196,732      196,732
                                                        ----------    -------    -------    ----------   ----------

             Total investments                          $2,508,034    $92,302    $(4,875)   $2,595,461   $2,588,346
                                                        ==========    =======    =======    ==========   ==========

         (a)  Adjusted as necessary for amortization of premium or discount.
         (b)  Includes United States government agencies and authorities.
         (c) Short-term investments which mature within three months of the date of purchase.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(10)     Investments, continued

                                                                              December 31, 1994
                                                         ------------------------------------------------------------
                                                                                                           Amount
                                                                      Gross       Gross                   at which
                                                                    unrealized  unrealized     Fair     shown in the
         Type of Investment                              Cost (a)     gains       losses       value    balance sheet
         ------------------                              --------   ----------  ----------     -----    -------------
                                                                            (Dollars in thousands)
          Fixed maturity securities held
              to maturity
            State and municipal                         $  175,987    $ 4,948    $ (1,792)  $  179,143   $  175,987
            Corporate                                       16,840         --          --       16,840       16,840
                                                        ----------    -------    --------   ----------   ----------

              Total fixed maturities
               held to maturity                            192,827      4,948      (1,792)     195,983      192,827
                                                        ----------    -------    --------   ----------   ----------

         Fixed maturity securities available for sale:
            United States government (b)                   422,075      1,135     (14,354)     408,856      408,856
            State and municipal                            528,228      3,619     (16,225)     515,622      515,622
            Corporate                                      457,760        811     (29,158)     429,413      429,413
                                                        ----------    -------    --------   ----------   ----------

              Total fixed maturities
               available for sale                        1,408,063      5,565     (59,737)   1,353,891    1,353,891
                                                        ----------    -------    --------   ----------   ----------

            Common stocks                                   13,717      2,887        (134)      16,470       16,470

            Preferred stocks                                55,070         26      (2,228)      52,868       52,868
                                                        ----------    -------    --------   ----------   ----------

          Total equity securities
               available for sale                           68,787      2,913      (2,362)      69,338       69,338
                                                        ----------    -------    --------   ----------   ----------

          Trading account                                   71,211      1,386      (1,054)      71,543       71,543

            Invested cash  (c)                             214,116         --          --      214,116      214,116
                                                        ----------    -------    --------   ----------   ----------

              Total investments                         $1,955,004    $14,812    $(64,945)  $1,904,871   $1,901,715
                                                        ==========    =======    ========   ==========   ==========

         (a)  Adjusted as necessary for amortization of premium or discount.
         (b)  Includes United States government agencies and authorities.
         (c) Short-term investments which mature within three months of the date of purchase.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(10)     Investments, continued

                  The amortized cost and fair value of fixed maturity securities at December 31, 1995, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations (dollars in thousands):

                                                                                   1995
                                                                        ---------------------------
                                                                                              Fair
                                                                        Cost                  value
                                                                        ----                  -----
                   Due in one year or less                           $   89,209               $89,167
                   Due after one year through
                     five years                                         371,666               382,596
                   Due after five years
                     through ten years                                  608,955               627,437
                   Due after ten years                                  532,672               560,290
                                                                     ----------            ----------
                                                                      1,602,502             1,659,490
                   Mortgaged-backed securities                          461,027               476,613
                                                                     ----------            ----------
                   Total                                             $2,063,529            $2,136,103
                                                                     ==========            ==========

                 Realized gains (losses) and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows (dollars in thousands):

                                                                          1995        1994       1993
                                                                          ----        ----       ----
                   Realized gains (losses):
                     Fixed maturity securities sold (a)                 $  7,819   $  (6,141)  $ 21,014
                     Equity securities sold                                 (976)      1,632      7,041
                     Net change in provision for
                       decline in value (b):
                         Fixed maturity securities                          (352)      4,697     (3,177)
                         Equity securities                                 4,191          --        354
                     Other                                                  (325)       (358)    (1,709)
                                                                        --------   ---------   --------
                                                                          10,357        (170)    23,523
                                                                        --------   ---------   --------
                   Change in difference between fair value and cost of
                     investments (c):
                       Fixed maturity securities                         123,590    (122,136)    13,993
                       Equity securities                                  13,970       2,450       (437)
                                                                        --------   ---------   --------
                                                                         137,560    (119,686)    13,556
                                                                        --------   ---------   --------
                   Total realized gains (losses) and
                   change in difference between cost
                   and fair value of investments                        $147,917   $(119,856)  $ 37,079
                                                                        ========   =========   ========

(a)   During 1995, 1994 and 1993, gross gains of $11,570,000, $5,601,000 and
      $22,893,000, respectively, and gross losses of $3,751,000, $8,177,000 and
      $1,879,000, respectively, were realized.

(b) The provision for decline in value of investments is $3,333,000, $7,172,000 and $11,869,000 as of December 31, 1995, 1994 and 1993,
      respectively. The reductions resulted from the sale of securities.

(c)   Parentheses indicate a net unrealized decline in fair value.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(10)     Investments, continued

                 Investment income consists of the following (dollars in thousands):

                                                                                        1995               1994             1993
                                                                                        ----               ----             ----
               Investment income earned on:
                 Fixed maturity securities                                            $115,668           $102,826          $92,254
                 Invested cash                                                          13,000              5,898            4,389
                 Equity securities                                                       4,418              3,616            1,377
                 Trading account (a)                                                     9,030              2,058               --
                 Other                                                                   1,411              1,221              348
                                                                                      --------           --------          -------
                   Gross investment income                                             143,527            115,619           98,368
                 Interest on funds held
                   under reinsurance treaties                                           (6,195)            (5,936)          (5,595)
                                                                                      --------           --------          -------
                   Net investment income                                              $137,332           $109,683          $92,773
                                                                                      ========           ========          =======

(a) The primary focus of the trading account activities is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general financial market conditions. Potential changes in market conditions are also mitigated by the implementation of short sales. Short sales of $60,720,000 and $18,500,000 have been included in other liabilities as of December 31, 1995 and 1994, respectively. Investment income earned from trading account activity includes unrealized trading gains of $352,000 and $1,271,000 for 1995 and 1994, respectively.

(11)     Reserves for losses and loss expenses

                  The table below provides a reconciliation of the beginning and ending reserve balances, on a gross of reinsurance basis, (dollars in thousands):

                                                                                       1995               1994             1993
                                                                                       ----               ----             ----
               Net reserves at beginning of year                                    $  895,440         $  783,218       $  709,665
                                                                                    ----------         ----------       ----------
               Net reserves of companies acquired                                      191,963                 --           20,810
               Net provision for losses and loss expenses:
                 Claims occurring during the current year                              580,594            493,418          367,106
                 Decrease in estimates for claims occurring
                    in prior years                                                      (9,596)            (7,269)          (5,861)
                                                                                    ----------         ----------       ----------
                                                                                       570,998            486,149          361,245
                                                                                    ----------         ----------       ----------
               Net payments for claims
                 Current year                                                          228,100            187,295          139,292
                 Prior years                                                           221,051            186,632          169,210
                                                                                    ----------         ----------       ----------
                                                                                       449,151            373,927          308,502
                                                                                    ----------         ----------       ----------
               Net reserves at end of year                                           1,209,250            895,440          783,218
               Ceded reserves at the end of year                                       450,770          1,175,446        1,233,130
                                                                                    ----------         ----------       ----------
               Gross reserves at the end of year                                    $1,660,020         $2,070,886       $2,016,348
                                                                                    ==========         ==========       ==========

                  Due to the nature of Excess Workers Compensation ("EWC") business and the long period of time over which losses are paid in this line of business, the Company discounts the liability for losses and loss expenses established for the excess workers' compensation line of business. Discounting liabilities for losses and loss expenses gives recognition to the time value of money set aside to pay claims in the future and is intended to appropriately match losses and loss expense to income earned

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(11)     Reserves for losses and loss expenses, continued

         on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from Midwest's loss payout experience and is supplemented with data compiled from insurance companies writing workers' compensation on an excess-of-loss basis. The expected payout pattern has a very long duration because it reflects the nature of losses which generally penetrate self-insured retention limits contained in excess workers' compensation policies. The Company has limited the payout duration to 30 years in order to introduce an additional level of conservatism into the discounting process. The liabilities for losses and loss expenses have been discounted using "risk-free" discount rates determined by reference to the U.S. Treasury yield curve weighted for the EWC premium volume to reflect the seasonality of the anticipated duration of losses associated with such coverages. The average discount rate for accident years 1995 and prior is 5.80%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $152,235,000 at December 31, 1995. For Statutory purposes, Midwest uses a discount rate of 3.0% as permitted by the Department of Insurance of the State of Ohio.

                  To date, known pollution and environmental claims at the insurance company subsidiaries have not had a material impact on the Company's operations. Environmental claims have not materially impacted the Company because our subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

                  The Company's net reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $30.8 million and $22.8 million at December 31, 1995 and 1994, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $59.4 million and $50.6 million at December 31, 1995 and 1994, respectively. Net incurred losses and loss expenses for reported pollution and environmental claims were approximately $8.0 million, $5.6 million and $3.5 million in 1995, 1994 and 1993, respectively. Net paid losses and loss expenses has averaged approximately $3 million for each of the last three years. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is highly uncertain.

(12)     Reinsurance Ceded

                  The Company follows the customary industry practice of reinsuring a portion of its exposures principally to reduce net liability on individual risks and to protect against catastrophic losses. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations (dollars in thousands):

                                                                   1995             1994               1993
                                                                   ----             ----               ----
                  Premiums written                               $212,169         $210,237           $173,470
                                                                 ========         ========           ========
                  Premiums earned                                $207,375         $195,313           $162,320
                                                                 ========         ========           ========
                  Losses and loss expenses                       $134,120         $149,415           $143,376
                                                                 ========         ========           ========

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(13)     Dividends From Subsidiaries and Statutory Financial Information

                  The Company's insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 1996, the maximum amount of dividends which can be paid without such approval is approximately $93,361,000.

                  Combined net income and policyholders' surplus of the Company's consolidated insurance subsidiaries, as determined in accordance with statutory accounting practices, are as follows (dollars in thousands):

                                                                             1995               1994               1993
                                                                             ----               ----               ----
                   Net income                                              $ 75,587           $ 40,411           $ 58,870
                                                                           ========           ========           ========

                   Policyholders' surplus                                  $839,890           $669,552           $661,822
                                                                           ========           ========           ========

                  The National Association of Insurance Commissioners ("NAIC") has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company's mix of products and its balance sheet. The implementation of RBC did not effect the operations of the Company's insurance subsidiaries since all of its subsidiaries have an RBC amount above the authorized control level RBC, as defined by the NAIC.

(14)     Supplemental Financial Statement Data

                 Other operating costs and expenses consist of the following (dollars in thousands):

                                                                             1995               1994               1993
                                                                             ----               ----               ----
                   Amortization of deferred
                     policy acquisition costs                              $228,610           $187,468           $141,880
                   Other operating costs and
                     expenses of insurance operations                        38,773             35,900             29,333
                   Other costs and expenses                                  72,606             62,898             54,209
                                                                           --------           --------           --------
                     Total                                                 $339,989           $286,266           $225,422
                                                                           ========           ========           ========

(15)     Industry Segments

                  The Company's operations are presently conducted through four basic segments: regional property casualty insurance; reinsurance; specialty lines of insurance; and alternative markets operations. The Company established an international segment in 1995; the results of this segment have been included as part of the regional segment, due to immateriality. Summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends, interest on intercompany debt and fees paid by subsidiaries for portfolio management and other services to the Company. Identifiable assets by segment are those assets used in the operation of each segment.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(15)     Industry Segments, continued

                                                      Industry Segments
                          -------------------------------------------------------------------------
                                                                                           Adjust-
                           Regional                  Specialty    Alternative  Corporate  ments and
                          Insurance                  Insurance      Markets       and      elimina-   Consoli-
                          Operations   Reinsurance   Operations   Operations     other      tions      dated
                          ----------   -----------   ----------   ----------   ---------  ---------   --------
                                                          (Dollars in thousands)
December 31, 1995:
Revenues:
 Unaffiliated customers   $  485,981    $  212,876   $  209,153    $103,656    $ 10,277   $     --   $1,021,943
 Intersegment revenues          (121)           --          158          --      53,694    (53,731)          --
                          ----------    ----------   ----------    --------    --------   --------   ----------
   Total revenues         $  485,860    $  212,876   $  209,311    $103,656    $ 63,971   $(53,731)  $1,021,943
                          ==========    ==========   ==========    ========    ========   ========   ==========
 Income (loss) before
   income taxes           $   40,227    $   11,205   $   43,781    $ 10,254    $ 16,414   $(39,134)  $   82,747
                          ==========    ==========   ==========    ========    ========   ========   ==========
 Identifiable assets      $1,051,835    $  560,817   $1,278,883    $579,964    $147,185   $     --   $3,618,684
                          ==========    ==========   ==========    ========    ========   ========   ==========

 December 31, 1994:
 Revenues:
  Unaffiliated customers  $  376,478    $  187,304   $  184,911    $ 75,798    $  6,299   $     --   $  830,790
  Intersegment revenues           98            --          (12)         --      29,960    (30,046)          --
                          ----------    ----------   ----------    --------    --------   --------   ----------
   Total revenues         $  376,576    $  187,304   $  184,899    $ 75,798    $ 36,259   $(30,046)  $  830,790
                          ==========    ==========   ==========    ========    ========   ========   ==========
  Income (loss) before
   income taxes           $   26,669    $  (14,977)  $   37,452    $  7,068    $ (5,068)  $(20,370)  $   30,774
                          ==========    ==========   ==========    ========    ========   ========   ==========
 Identifiable assets      $  809,853    $1,242,202   $1,223,179    $ 87,023    $220,034   $     --   $3,582,291
                          ==========    ==========   ==========    ========    ========   ========   ==========

 December 31, 1993:
 Revenues:
  Unaffiliated customers  $  316,671    $   86,962   $  211,530    $ 53,531    $  4,612   $     --   $  673,306
  Intersegment revenues         (223)           --         (401)         --      21,354    (20,730)          --
                          ----------    ----------   ----------    --------    --------   --------   ----------
   Total revenues         $  316,448    $   86,962   $  211,129    $ 53,531    $ 25,966   $(20,730)  $  673,306
                          ==========    ==========   ==========    ========    ========   ========   ==========
 Income (loss) before
   income taxes           $   29,993    $      194   $   52,651    $  8,058    $(13,902)  $(15,630)  $   61,364
                          ==========    ==========   ==========    ========    ========   ========   ==========
 Identifiable assets      $  704,169    $1,156,372   $1,221,571    $ 77,309    $178,284   $     --   $3,337,705
                          ==========    ==========   ==========    ========    ========   ========   ==========

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(16)     Fair value of Financial Instruments

                  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 (dollars in thousands):

                                                                        1995                                     1994
                                                             ---------------------------             ---------------------------
                                                             Carrying              Fair              Carrying              Fair
                                                              Amount               value              Amount               value
                                                             --------              -----             --------              -----
               Investments                                  $2,588,346          $2,595,461          $1,901,715           $1,904,871
               Long-term debt                                  290,981             343,244             290,798              296,762
               Notes payable to Banks                           28,306              28,306              40,204               40,204

                  The estimated fair value of investments is based on quoted market prices as of the respective reporting dates. The fair value of the long-term debt is based on rates available for borrowings similar to the Company's outstanding debt as of the respective reporting dates.

(17)     Quarterly Financial Information (unaudited)

                  The following is a summary of quarterly financial data:

                                                                                      Three Months Ended
                                                             --------------------------------------------------------------------
                                                                        March 31,                              June 30,
                                                             ----------------------------             ---------------------------
                                                               1995                1994                 1995               1994
                                                               ----                ----                 ----               ----
                                                                         (Dollars in thousands except per share data)
               Revenues                                      $228,932            $186,326             $247,442           $215,208
                                                             ========            ========             ========           ========
               Net income before preferred
                 dividends                                   $ 13,573            $  6,260             $ 15,369           $ 11,114
                                                             ========            ========             ========           ========

               Net income attributable to
                 common stockholders                         $ 10,807            $  4,201             $ 12,604           $  8,349
                                                             ========            ========             ========           ========

               Net income per share                          $    .65            $    .24             $    .76           $    .48
                                                             ========            ========             ========           ========

                                                                      September 30,                             December 31,
                                                             ----------------------------             ----------------------------
                                                               1995                1994                 1995                1994
                                                               ----                ----                 ----                ----
               Revenues                                      $260,893            $210,199             $284,676            $219,057
                                                             ========            ========             ========            ========
               Net income before preferred
                 dividends                                   $ 14,794            $  6,136             $ 17,146            $ 11,584
                                                             ========            ========             ========            ========

               Net income attributable to

                 common stockholders                         $ 12,028            $  3,370             $ 14,381            $  8,818
                                                             ========            ========             ========            ========

                   Net income per share                      $    .72            $    .19             $    .73            $    .53
                                                             ========            ========             ========            ========

(18)     Subsequent Events

         On January 19, 1996 the Company issued $100 million of 6.25% ten-year notes which are not redeemable until maturity and subsequently retired $28.4 million of outstanding bank debt

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is provided as to the Directors and executive officers of the Company as of March 4, 1996:

       Name                    Age                 Position
       ----                    ---                 --------
William R. Berkley             50          Chairman of the Board and Chief Executive Officer
John D. Vollaro                51          President, Chief Operating Officer and a Director
Sam Daniel, Jr.                57          Senior Vice President, Regional Operations
Anthony J. Del Tufo            51          Senior Vice President, Chief Financial Officer and Treasurer
Robert S. Gorin                60          Senior Vice President, General Counsel and Secretary
E. LeRoy Heer                  57          Senior Vice President, Chief Corporate Actuary
Edward A. Thomas               47          Senior Vice President, Specialty Operations
Ira S. Lederman                42          Vice President - Assistant General Counsel and Assistant
                                               Secretary
James G. Shiel                 36          Vice President - Investments
Scott M. Cunningham            61          Director
Robert B. Hodes                70          Director
Henry Kaufman                  68          Director
Richard G. Merrill             65          Director
Jack H. Nusbaum                55          Director
Mark L. Shapiro                51          Director
Martin Stone                   67          Director

         As permitted by Delaware law, the Board of Directors of the Company is divided into three classes, the classes being divided as equally as possible and each class having a term of three years. Directors generally serve until their respective successors are elected at the annual meeting of stockholders which ends their term. None of the Company's Directors has any family relationship with any other Director or executive officer. Each year the term of office of one class expires. In May 1995, the term of a class consisting of three Directors expired. Henry Kaufman and Martin Stone were elected as Directors to hold office for a term of three years until the Annual Meeting of Stockholders in 1998 and until their successors are duly chosen. At a meeting of the Board of Directors held on September 13, 1995 John D. Vollaro was elected a Director to the class of Directors which expires at the Annual Meeting of Stockholders in 1998. Officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

         William R. Berkley has been Chairman of the Board and Chief Executive Officer of the Company since its formation in 1967. He also served as President at various times from 1967 to 1995. He also serves as Chairman of the Board or Director of a number of public and private companies. These include Signet Star Holdings, Inc., a reinsurance holding company owned by the Company; Pioneer Companies, Inc., a chemical manufacturing and marketing company; Strategic Distribution, Inc., an industrial products distribution and services company, and Interlaken Capital, Inc., a private investment firm with interests in various businesses. His current term as a Director expires in 1997.

         John D. Vollaro was elected President and Chief Operating Officer of the Company effective January 2, 1996 and Director effective September 13, 1995. He has been Chief Executive Officer of Signet Star Holdings, Inc., an affiliate of the Company, since July 1993 and President and a Director of Signet Star Holdings, Inc. since February 1993. He served as Executive Vice President of the Company from 1991 until 1993 and was, Chief Financial Officer and Treasurer of the Company from 1983 through 1993; and Senior Vice President, Chief Financial Officer and Treasurer of the Company from 1983 to 1991. Mr. Vollaro's current term as a Director expires in 1998.

         Sam Daniel, Jr. has been Senior Vice President - Regional Operations since April 1990. Prior thereto, he was employed by Hanover Insurance Company for more than five years as Vice President.

         Anthony J. Del Tufo has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since September 1993. Before joining the Company Mr. Del Tufo was a partner with KPMG Peat Marwick from 1975 to 1993.

         Robert S. Gorin has been Senior Vice President, General Counsel and Secretary since July 1989. Prior to joining the Company, Mr. Gorin was Assistant Secretary and Assistant General Counsel of J.C. Penney Co., Inc., where he had been employed since 1971.

         E. LeRoy Heer has been Senior Vice President - Chief Corporate Actuary since January 1991. Prior thereto, he had been Vice President - Corporate Actuary since May 1978.

         Edward A. Thomas has been Senior Vice President - Specialty Operations of the Company since April 1991. Prior thereto, he was President of Signet Reinsurance Company, a subsidiary of the Company, for more than five years.

         Ira S. Lederman has been Vice President and Assistant Secretary since May 1986. He has also been Assistant General Counsel since July 1989. Prior thereto he was Insurance Counsel of the Company since May 1986 and Associate Counsel from April 1983.

         James G. Shiel has been Vice President - Investments of the Company since January 1992. Since February 1994, he has been President of Berkley Dean & Company, Inc., a subsidiary of the Company, which he joined in 1987.

         Scott M. Cunningham has been a Director of the Company since 1986. Mr. Cunningham is a Managing Director of Interlaken Capital, Inc., which he joined in January 1987. Mr. Cunningham's current term as a director expires in 1997.

         Robert B. Hodes has been a Director of the Company since 1970. Mr. Hodes is Counsel to the New York law firm of Willkie Farr & Gallagher. He is a director of Aerointernational, Crystal Oil Company; Global Telecommunications, Limited.; Loral Corporation; Loral Space & Communications Ltd.; Mueller Industries, Inc.; R.V.I. Guaranty, Ltd.; LCH Investments N.V. and Restructured Capital Holdings, Ltd. Mr. Hodes' current term as a Director expires in 1997.

         Henry Kaufman has been a Director of the Company since 1994. Dr. Kaufman is President of Henry Kaufman & Co., Inc., an investment management and economic and financial consulting company since its establishment in 1988. Dr. Kaufman serves as Chairman of the Board of Overseers, Stern Schools of Business of NYU; Member of the Board of Directors, Federal Home Loan Mortgage Corp.; Member of the Board of Directors, Lehman Brothers Holdings Inc.; Member of the Board of Trustees, New York University; and Member of the International Capital Markets Advisory Committee of the Federal Reserve Bank of New York. Dr. Kaufman's current term as a Director expires in 1998.

         Richard G. Merrill has been a Director of the Company since 1994. Mr. Merrill was Executive Vice President of Prudential Insurance Company of America from August 1987 to March 1991 when he retired. Prior thereto, Mr. Merrill served as Chairman and President of Prudential Asset Management Company since 1985. Mr. Merrill is a Director of Sysco Corp. Mr. Merrill's current term as a Director expires in 1996.

         Jack H. Nusbaum has been a Director of the Company since 1967. Mr. Nusbaum is the Chairman in the New York law firm of Willkie Farr & Gallagher where he has been a partner for more than the last five years. He is a director of Pioneer Companies, Inc.; Prime Hospitality Corp. and The Topps Company, Inc. Mr. Nusbaum's current term as a Director expires in 1996.

         Mark L. Shapiro has been a Director of the Company since 1974. Mr. Shapiro is a Managing Director in the investment banking firm of Schroder Wertheim & Co. Incorporated for more than the past five years. Mr. Shapiro's current term as a Director expires in 1996.

         Martin Stone has been a Director of Berkley since 1990. Mr. Stone is Chairman of Professional Sports, Inc. (the Phoenix Firebirds AAA baseball team) and Chairman of Adirondack Corporation, for more than five years. Mr. Stone is also a director of Canyon Ranch, Inc. and a member of the Advisory Board of Yosemite National Park. Mr. Stone's current term as a Director expires in 1998.

ITEM 11.   EXECUTIVE COMPENSATION

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security ownership of certain beneficial owners

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

         (b)  Security ownership of management

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

         (c)  Changes in control

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Index to Financial Statements

         The financial statements filed as part of this report are listed on the Index to Financial Statements on page 30 hereof.



Index to Financial Statement Schedules                                      Page
--------------------------------------                                      ----
Independent Auditors' Report on Schedules and Consent                        60

Schedule II - Condensed Financial Information of Registrant                  61

Schedule III - Supplementary Insurance Information                           65

Schedule IV - Reinsurance                                                    66

Schedule VI - Supplementary Information concerning
               Property & Casualty Insurance Operations                      67

(b)      Reports on Form 8-K

         On November 8, 1995 the Company filed a current report on Form 8-K announcing that it had completed its acquisition of MECC, Inc.

         On December 28, 1995 the Company filed a current report on Form 8-k announcing that it had completed its acquisition of the remaining 40% interest in Signet Star Holdings, Inc. from General Re Corporation.

(c)      Exhibits

         The exhibits filed as part of this report are listed on pages 58 and 59 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
         Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           W. R. BERKLEY CORPORATION

                           By               WILLIAM R. BERKLEY
                             -------------------------------------------------
                               William R. Berkley, Chairman of the Board and
                                          Chief Executive Officer

March 7, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                              Title                                     Date
              ---------                                              -----                                     ----
          WILLIAM R. BERKLEY                                  Chairman of the Board and
-----------------------------------------                     Chief Executive Officer                      March 7, 1996
          William R. Berkley
     Principal executive officer


          SCOTT M. CUNNINGHAM                                     Director                                 March 7, 1996
-----------------------------------------
          Scott M. Cunningham

          ROBERT B. HODES                                         Director                                 March 7, 1996
-----------------------------------------
          Robert B. Hodes

          HENRY KAUFMAN                                           Director                                 March 7, 1996
-----------------------------------------
          Henry Kaufman

          RICHARD G. MERRILL                                      Director                                 March 7, 1996
-----------------------------------------
          Richard G. Merrill

          JACK H. NUSBAUM                                         Director                                 March 7, 1996
-----------------------------------------
          Jack H. Nusbaum

          MARK L. SHAPIRO                                         Director                                 March 7, 1996
-----------------------------------------
          Mark L. Shapiro

          MARTIN STONE                                            Director                                 March 7, 1996
-----------------------------------------
          Martin Stone

          ANTHONY J. DEL TUFO                                 Senior Vice President,                       March 7, 1996
-----------------------------------------                     Chief Financial Officer and
          Anthony J. Del Tufo                                 Treasurer
     Principal financial officer

          JOHN D. VOLLARO                                     President, Chief Operating                   March 7, 1996
-----------------------------------------                     Officer and a Director
          John D. Vollaro

ITEM 14.  (c)      EXHIBITS

Number

(2.1) Agreement and Plan of Merger between the Company, Berkley Newco Corp. and MECC, Inc. (incorporated by reference to Exhibit 2.1 of the current reports on Form 8-K (file No. 0-7849) filed with the Commission September 28, 1995).

(2.2) Agreement and Plan of Restructuring, dated July 20, 1995, by and among the Company, Signet Star Holdings, Inc., Signet Star Reinsurance Company, Signet Reinsurance Company and General Re Corporation (incorporated by reference to Exhibit 2.2 of the Company's current Report on Form 8-K (file No. 0-7849) filed with the Commission on September 28, 1995).

(3.1)      Restated Certificate of Incorporation, as amended

(3.2)      By-laws

(4) The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section
           (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)     The Company's 1982 Stock Option Plan, (incorporated by reference to
           Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 2-98396) filed with the Commission on June 14, 1985).

(10.2)     The Company's 1992 Stock Option Plan, (incorporated by reference to
           Exhibit 28.1 of the Company's Registration Statement on Form S-8 (File No. 33-55726) filed with the Commission on December 15, 1992).

(10.2a) Signet Star Holdings, Inc. 1993 Stock Option Plan, (incorporated by reference to Exhibit 10.14 of Signet Star Holdings, Inc. Registration Statement on Form S-1 (File No. 33-69964) filed with the Commission on October 4, 1993).

(10.3) The Company's lease dated June 3, 1983 with the Ahneman, Devaul and Devaul Partnership, incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 2-98396) filed with the Commission on June 14, 1985.

(10.4) W.R. Berkley Corporation Deferred Compensation Plan for officers as amended January 1, 1991.

(10.5) W. R. Berkley Corporation Deferred Compensation Plan for Directors as adopted March 7, 1996.

(10.6) Sale Agreement by and between the Company and Lembo-Feinerman Fleming Morell Trust for the acquisition of real property.

(23)       See Independent Auditors' report on schedules and consent.

(21)     Following is a list of the Company's significant subsidiaries.

         Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

                                                                 Jurisdiction        Percentage
                                                                      of              owned by
                                                                 incorporation        Company
                                                                 -------------       ----------
                  Acadia Insurance Company:                         Maine               100%
                        Acadia Compensation Insurance
                                    Company                         Maine               100%
                  All American Agency Facilities, Inc.              Delaware            100%
                  Berkley International, LLC                        New York             65%
                  Berkley Insurance Company of the Carolinas        North Carolina      100%
                  Berkley Risk Services, Inc.                       Minnesota           100%
                  Carolina Casualty Insurance Company               Florida             100%
                  Continental Western Insurance Company:            Iowa                100%
                      Continental Western Casualty Company          Iowa                100%
                  Firemen's Insurance Company of                    Maryland            100%
                        Washington, D.C.:
                      FICO Insurance Company                        Maryland            100%
                  Great River Insurance Company                     Mississippi         100%
                  J/I Holding Corporation:                          Delaware            100%
                      Admiral Insurance Company:                    Delaware            100%
                           Nautilus Insurance Company:              Arizona             100%
                                Great Divide Insurance Company      North Dakota        100%
                  Key Risk Services, Inc.                           North Carolina      100%
                  MECC, Inc.:                                       Delaware            100%
                      Midwest Employers Casualty Company            Ohio                100%
                  Monitor Liability Managers, Inc.                  Delaware            100%
                  Monitor Surety Managers, Inc.                     Delaware            100%
                  Queen's Island Insurance Company, Ltd.            Bermuda             100%
                  Rasmussen Agency, Inc.                            New Jersey          100%
                  Signet Star Holdings, Inc.:                       Delaware            100%
                      Signet Star Reinsurance Company               Delaware            100%
                      Facultative ReSources, Inc.                   Connecticut         100%
                  Tri-State Insurance Company of Minnesota:         Minnesota           100%
                      American West Insurance Company               North Dakota        100%
                  Union Insurance Company                           Nebraska            100%
                  Union Standard Insurance Company                  Oklahoma            100%

(28) Information from reports furnished to state insurance regulatory authorities.

         This exhibit which will be filed supplementally includes the Company's combined Schedule P as prepared for its 1995 combined Annual Statement which will be provided to state regulatory authorities. The schedule has been prepared on a statutory basis. The combined schedule includes the historical results of the Company's insurance subsidiaries as if they had been owned from their inception date. It should be noted that the combined schedule includes data of seventeen operating companies and, as a result, any statistical extrapolation from the schedule may not be meaningful.

         (The combined Schedule P as filed with the Securities and Exchange Commission, has been omitted from this copy. It is available upon request from Mr. Anthony J. Del Tufo, Senior Vice President, Chief Financial Officer and Treasurer of the Company, at the address shown on page 1.)

             INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT


Board of Directors and Stockholders
W. R. Berkley Corporation


The audit referred to in our report dated February 22, 1996 included the related financial statement schedules as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 included in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 1 to the consolidated financial statements, W. R. Berkley Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993.

We consent to the use of our reports incorporated by reference in the Registration Statements (No. 2-98396) on Form S-1 and (No. 33-55726) on Form S-8 and (No. 33-30684) and (No. 33-95552) and (No. 333-00459) on Forms S-3 and (No.
33-88640) on Form S-8 of W. R. Berkley Corporation.



                                                           KPMG Peat Marwick LLP



New York, New York
March 22, 1996

                                                                     Schedule II

                           W. R. Berkley Corporation
                 Condensed Financial Information of Registrant
                        Balance Sheets (Parent Company)
                             (Amounts in thousands)

                                                                   December 31,
                                                              ---------------------
                                                                 1995        1994
                                                              ----------   --------
Assets

Cash (including invested cash)                                $   10,669   $ 72,089
Fixed maturity securities:
  Held to maturity, at cost
   (fair value $10,176 and $10,684)                               10,176     10,684
  Available for sale at fair value (cost $5,807 and $40,785)       5,807     39,301
Equity securities, at fair value:
  Available for sale (cost $1,733 and $22)                         2,146         22
  Trading account (cost $ 35,053 and $8,988)                      35,053      8,988
Investments in subsidiaries                                    1,136,518    714,523
Due from subsidiaries                                             42,703     17,542
Current Federal income taxes receivable                               35        931
Deferred Federal income taxes                                         --     31,988
Other assets                                                       4,774      6,024
                                                              ----------   --------
                                                              $1,247,881   $902,092
                                                              ==========   ========

Liabilities, Debt and Stockholders' Equity

Liabilities:
  Due to subsidiaries (principally
    deferred income taxes)                                    $   32,590   $ 36,426
  Deferred Federal income taxes                                   14,363         --
  Other liabilities                                               15,925     13,059
                                                              ----------   --------
                                                                  62,878     49,485
                                                              ----------   --------

Long-term debt                                                   255,188    255,006

Stockholders' equity:
  Preferred stock                                                    146        100
  Common stock                                                     4,854      4,165
  Additional paid-in capital                                     547,068    336,659
  Retained earnings (including accumulated
    undistributed net income of
    subsidiaries of $374,027 and $341,157
    in 1995 and 1994, respectively)                              424,261    382,859
  Equity in net unrealized investment gains
    (losses), net of taxes                                        48,450    (33,973)
  Treasury stock, at cost                                        (94,964)   (92,209)
                                                              ----------   --------
                                                                 929,815    597,601
                                                              ----------   --------
                                                              $1,247,881   $902,092
                                                              ==========   ========

See note to condensed financial statements.

                           W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                   Statements of Operations (Parent Company)
                             (Amounts in thousands)

                                                     Years ended December 31,
                                                  ------------------------------
                                                    1995       1994       1993
                                                  --------   --------   --------
Management fees and investment income
  from affiliates, including dividends of
  $38,091, $19,520 and $15,020 for 1995,
  1994 and 1993, respectively                     $ 50,839   $ 28,328   $ 22,873
Realized investment losses                            (306)    (1,700)      (376)
Other income                                         5,615      6,190      4,359
                                                  --------   --------   --------
Total revenues                                      56,148     32,818     26,856

Expenses, other than interest expense              (12,256)   (10,772)   (13,637)
Interest expense                                   (22,907)   (22,892)   (22,300)
                                                  --------   --------   --------

Income (loss) before Federal
  income taxes                                      20,985       (846)    (9,081)
                                                  --------   --------   --------

Federal income taxes:
  Federal income taxes provided by
    subsidiaries on a separate return
    basis                                           22,481     13,513     23,215

  Federal income tax provision on a
    consolidated return basis                      (15,454)    (5,370)    (9,590)
                                                  --------   --------   --------

Net benefit                                          7,027      8,143     13,625
                                                  --------   --------   --------

Income before undistributed equity
  in net income of subsidiaries                     28,012      7,297      4,544

Equity in undistributed net income
   of subsidiaries                                  32,870     27,797     47,043
                                                  --------   --------   --------

Income before preferred dividends                   60,882     35,094     51,587

Preferred dividends                                (11,062)   (10,356)        --
                                                  --------   --------   --------

Net income attributable to
  common stockholders                             $ 49,820   $ 24,738   $ 51,587
                                                  ========   ========   ========

See note to condensed financial statements.

                           W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statement of Cash Flows (Parent Company)
                             (Amounts in thousands)

                                                        Years ended December 31,
                                                    --------------------------------
                                                       1995        1994       1993
                                                    ---------   ---------   --------
Cash flows from operating activities:
  Net income before preferred dividends             $  60,882   $  35,094   $ 51,587
  Adjustments to reconcile net income to net
    cash flows provided by used in
    operating activities:
    Equity in undistributed net
      income of subsidiaries                          (32,870)    (27,797)   (47,043)
    Tax payments from subsidiaries                     17,104      14,614     15,883
    Federal income taxes provided by subsidiaries     (22,481)    (13,513)   (23,215)
    Change in Federal income taxes                      3,654      (2,765)       705
    Realized investment losses                            306       1,700        376
    Other, net                                          4,087        (404)     9,832
                                                    ---------   ---------   --------
         Net cash provided by operating activities
         before trading account sales (purchases)      30,682       6,929      8,125
  Trading account sales (purchases), net              (26,065)         --      8,208
                                                    ---------   ---------   --------
         Net cash provided by (used in)
           operating activities                         4,617       6,929     16,333
                                                    ---------   ---------   --------

Cash flow used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale       23,158      77,613     81,022
    Equity securities                                       1         832         --
  Proceeds from maturities and prepayments of
    fixed maturity securities                          15,206         521        114
  Cost of purchases, excluding trading account:
    Fixed maturity securities                          (3,452)   (106,600)   (52,979)
    Equity securities                                  (1,733)       (425)        --
  Cost of companies acquired                         (217,096)         --         --
  Investments in and advances to
    subsidiaries, net                                 (70,972)    (31,242)   (57,424)
  Other, net                                             (328)       (596)      (661)
                                                    ---------   ---------   --------
         Net cash used in investing activities       (255,216)    (59,897)   (29,928)
                                                    ---------   ---------   --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock          144,739          --         --
  Net proceeds from issuance of preferred stock        66,000     145,275         --
  Net proceeds from issuance of
    long-term debt                                                     --     49,694
  Purchase of treasury shares                          (4,095)    (26,357)   (25,688)
  Cash dividends to common stockholders                (7,844)     (7,459)    (7,035)
  Cash dividends to preferred shareholders            (11,062)     (8,051)        --
  Payment of subsidiary debt                               --      (4,527)        --
  Other, net                                            1,441         156      1,588
                                                    ---------   ---------   --------
         Net cash provided by financing activities    189,179      99,037     18,559
                                                    ---------   ---------   --------

Net increase in cash and invested cash                (61,420)     46,069      4,964
Cash and invested cash at beginning of year            72,089      26,020     21,056
                                                    ---------   ---------   --------
Cash and invested cash at end of year               $  10,669   $  72,089   $ 26,020
                                                    =========   =========   ========

See note to condensed financial statements.

                           W. R. Berkley Corporation

            Condensed Financial Information of Registrant, Continued

                        December 31, 1995, 1994 and 1993

            Note to Condensed Financial Statements (Parent Company)

         The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 1994 and 1993 financial statements as originally reported to conform them to the presentation of the 1995 financial statements.

         The Company and its 80% or more owned subsidiaries file a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, Federal income taxes payable by (or refundable to) subsidiary companies on a separate-return basis are paid to (or refunded by) W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

                                                                    Schedule III

                   W. R. Berkley Corporation and Subsidiaries
                      Supplementary Insurance Information
                        December 31, 1995, 1994 and 1993
                             (Amounts in thousands)

                                    Regional                Specialty  Alternative Corporate and
                                    Insurance  Reinsurance  Insurance  Markets     adjustments       Total
                                    ---------  -----------  ---------  ----------- -------------     -----
December 31, 1995:
Deferred policy acquisition costs   $ 60,680    $  8,388    $ 15,265    $  5,184      $    --     $   89,517
Reserves for losses and loss         357,265     234,811     805,072     262,872           --      1,660,020
  expenses
Unearned premiums                    256,343      55,539     109,089      29,551           --        450,522
Premiums earned                      441,182     185,244     145,322      31,588           --        803,336
Net investment income                 41,204      26,186      54,118       6,978        8,846        137,332
Losses and loss expenses             288,597     145,094     116,211      21,096           --        570,998
Amortization of deferred policy
 acquisition costs                   134,884      48,239      39,105       6,382           --        228,610
Other operating costs and expenses    22,152       3,036      10,214      70,373        5,604        111,379
Net premiums written                 477,588     195,988     160,847      25,998           --        860,421

December 31, 1994:

Deferred policy acquisition costs   $ 48,709    $ 10,482    $ 11,138    $  1,697      $    --     $   72,026
Reserves for losses and loss         285,024     962,663     810,526      12,267          406      2,070,886
  expenses
Unearned premiums                    205,130      43,725      94,963       6,445           --        350,263
Premiums earned                      343,123     168,239     128,939      14,737           --        655,038
Net investment income                 32,897      19,034      49,949       1,795        6,008        109,683
Losses and loss expenses             225,650     147,894     101,921      10,684           --        486,149
Amortization of deferred policy
 acquisition costs                   105,539      43,698      36,534       1,697           --        187,468
Other operating costs and expenses    18,519       7,845       8,992      58,370        5,072         98,798
Net premiums written                 386,530     176,699     134,715      19,989           --        717,933

December 31, 1993:

Deferred policy acquisition costs   $ 37,920    $  9,072    $ 10,853    $    240      $    --     $   58,085
Reserves for losses and loss         250,860     972,142     789,850       3,090          406      2,016,348
  expenses
Unearned premiums                    157,687      33,752      82,401       1,192           --        275,032
Premiums earned                      279,102      77,148     141,192       3,991           --        501,433
Net investment income                 30,170       8,022      49,919         715        3,947         92,773
Losses and loss expenses             189,520      57,145     111,686       2,894           --        361,245
Amortization of deferred policy
 acquisition costs                    81,479      22,021      37,661         719           --        141,880
Other operating costs and expenses    15,456       4,626       9,131      41,861       12,468         83,542
Net premiums written                 301,890      84,726     146,101       4,929           --        537,646

(1) Net investment income and other operating expenses, as presented above, are based on actual amounts recorded by each operating unit.

                                                                     Schedule IV

                   W. R. Berkley Corporation and Subsidiaries
                                  Reinsurance
                  Years ended December 31, 1995, 1994 and 1993
                             (Amounts in thousands)

                                                     Assumed             Percentage
                                           Ceded      from               of amount
                                Direct    to other    other      Net     assumed to
                                Amount   Companies  Companies   Amount      net
                                ------   ---------  ---------   ------   ----------
Premiums written:

Year ended December 31, 1995:
    Regional insurance         $536,424   $ 74,052   $ 15,216  $477,588      3.2%
    Reinsurance                      --     12,464    208,452   195,988    106.4%
    Specialty insurance         277,752    123,585      6,680   160,847      4.2%
    Alternative Markets           4,980      2,068     23,086    25,998     88.8%
                               --------   --------   --------  --------

Total                          $819,156   $212,169   $253,434  $860,421     29.5%
                               ========   ========   ========  ========

Year ended December 31, 1994:

    Regional insurance         $431,103   $ 53,458   $  8,885  $386,530      2.3%
    Reinsurance                      --     17,834    194,533   176,699    110.1%
    Specialty insurance         264,747    138,759      8,727   134,715      6.5%
    Alternative Markets              --        186     20,175    19,989    100.9%
                               --------   --------   --------  --------

Total                          $695,850   $210,237   $232,320  $717,933     32.4%
                               ========   ========   ========  ========

Year ended December 31, 1993:

    Regional insurance         $333,972   $ 38,886   $  6,804  $301,890      2.3%
    Reinsurance                      --      9,547     94,273    84,726    111.3%
    Specialty insurance         235,974    124,987     35,114   146,101     24.0%
    Alternative Markets              --         50      4,979     4,929    101.0%
                               --------   --------   --------  --------
     Total                     $569,946   $173,470   $141,170  $537,646     26.3%
                               ========   ========   ========  ========

                                                                     Schedule VI

                   W. R. Berkley Corporation and Subsidiaries
  Supplementary Information Concerning Property-Casualty Insurance Operations
                        December 31, 1995, 1994 and 1993
                             (Amounts in thousands)

                                             1995            1994               1993
                                             ----            ----               ----
Deferred policy acquisition costs         $   89,517      $   72,026         $   58,085
Reserves for losses and loss expenses      1,660,020       2,070,886          2,016,348
Unearned premium                             450,522         350,263            275,032
Premiums earned                              803,336         655,038            501,433
Net investment income                        137,332         109,683             92,773
Losses and loss expenses incurred:
  Current Year                               580,594         493,418            367,106
  Prior Years                                 (9,596)         (7,269)            (5,861)
Amortization of deferred policy
  acquisition costs                          228,610         187,468            141,880
Paid losses and loss expenses                449,151         373,927            308,502
Net premiums written                         860,421         717,933            537,646