Form 10-Q
period 1996-03-31
BERKLEY W R CORP
filed 1996-05-14
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended. . . . . . . .                       March 31, 1996

                          Commission File Number 0-7849

                            W. R. BERKLEY CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                   Delaware                               22-1867895
         ----------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

           165 Mason Street, Greenwich, Connecticut           06836-2518
         ----------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                                 (203) 629-3000
         ----------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                       None
         ----------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, $.20 par value, outstanding as of May 3, 1996:
19,660,485.

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                March 31,      December 31,
                                                                                  1996             1995
                                                                              -----------      -----------
                                                                              (Unaudited)
Assets
Investments:
  Invested cash                                                               $   205,441      $   196,732
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $192,872 and $176,193)                                                      191,098          169,078
    Available for sale at fair value (cost $1,944,512
       and $1,894,451)                                                          1,960,792        1,959,910
  Equity securities, at fair value:
    Available for sale (cost $92,327 and $92,472)                                 102,121          101,551
    Trading account (cost $145,764 and $155,301)                                  150,946          161,075
Cash                                                                               15,262           10,185
Premiums and fees receivable                                                      248,528          231,093
Due from reinsurers                                                               431,047          423,626
Accrued investment income                                                          32,394           34,373
Prepaid reinsurance premiums                                                       75,616           77,656
Deferred policy acquisition costs                                                  96,965           89,517
Excess of cost over net assets acquired                                            71,020           69,600
Deferred Federal income taxes                                                       2,228             --
Other assets                                                                      101,803           94,288
                                                                              -----------      -----------
                                                                              $ 3,685,261      $ 3,618,684
                                                                              ===========      ===========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:

  Reserves for losses and loss expenses                                       $ 1,694,493      $ 1,660,020
  Unearned premiums                                                               468,552          450,522
  Due to reinsurers                                                                71,097           65,798
  Deferred Federal income taxes                                                      --             14,363
  Other liabilities                                                               165,719          169,080
                                                                              -----------      -----------
                                                                                2,399,861        2,359,783
                                                                              -----------      -----------
Long-term debt                                                                    389,899          290,981
Notes payable to Banks                                                               --             28,306
Minority interest                                                                   9,853            9,799
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
      7 3/8% Series A Cumulative Redeemable Preferred
        Stock 1,000,000 shares issued and outstanding                                 100              100
      Series B Cumulative Redeemable Preferred Stock
       266,667 and 458,667 shares issued and outstanding                               27               46
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
      outstanding, net of treasury shares,
      20,183,998 and 20,168,167 shares                                              4,854            4,854
  Additional paid-in capital                                                      520,993          547,068
  Retained earnings                                                               437,321          424,261
  Net unrealized investment gains,
       net of taxes                                                                16,950           48,450
  Treasury stock, at cost, 4,085,380 and
    4,101,211 shares                                                              (94,597)         (94,964)
                                                                              -----------      -----------
                                                                                  885,648          929,815
                                                                              -----------      -----------
                                                                              $ 3,685,261      $ 3,618,684
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

                   W. R. Berkley Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                         For the Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                         1996           1995
                                                       ---------      ---------
Revenues:
  Net premiums written                                 $ 249,208      $ 190,576
  Increase in unearned premiums                          (20,069)       (10,951)
                                                       ---------      ---------
    Premiums earned                                      229,139        179,625
  Net investment income                                   39,619         30,843
  Management fees and commissions                         18,562         16,754
  Realized gains on investments                              311            997
  Other income                                               643            713
                                                       ---------      ---------
    Total revenues                                       288,274        228,932

Operating costs and expenses:
  Losses and loss expenses                              (160,763)      (125,097)
  Other operating costs and expenses                     (95,393)       (78,749)
  Interest expense                                        (7,787)        (7,025)
                                                       ---------      ---------
    Income before income taxes and
      minority interest                                   24,331         18,061
Federal income tax expense                                (4,809)        (3,455)
                                                       ---------      ---------
    Income before minority interest                       19,522         14,606
Minority interest                                           --           (1,033)
                                                       ---------      ---------
    Net income before preferred dividends                 19,522         13,573
Preferred dividends                                       (3,838)        (2,766)
                                                       ---------      ---------

    Net income attributable to common stockholders     $  15,684      $  10,807
                                                       =========      =========

Net income per share                                   $     .78      $     .65
                                                       =========      =========

Average shares outstanding                                20,178         16,749
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                             For the Three Months
                                                                Ended March 31,
                                                                ---------------
                                                             1996            1995
                                                           ---------      ---------
Cash flows from operating activities:
  Net income before preferred dividends                    $  19,522      $  13,573
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                           --            1,033
    Increase in reserves for losses
      and loss expenses, net of due to/from reinsurers        32,351         29,370
    Depreciation and amortization                              2,889          3,062
    Change in unearned premiums and
      prepaid reinsurance premiums                            20,069         10,951
    Increase in premiums and fees receivable                 (17,435)       (13,967)
    Change in Federal income taxes                             4,400          2,654
    Change in deferred acquisition cost                       (7,448)        (2,759)
    Realized gains on investments                               (311)          (997)
    Other                                                    (13,231)        (8,144)
                                                           ---------      ---------
          Net cash flows from operating activities
            before trading account sales                      40,806         34,776
Trading account sales                                         13,335         (6,679)
                                                           ---------      ---------
      Net cash flows from operating activities                54,141         28,097
                                                           ---------      ---------

Cash flows from investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale             96,627         91,585
     Equity securities                                         2,197            478
     Proceeds from maturities and prepayments of
       fixed maturity securities                              52,087         26,396
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale           (191,618)      (166,373)
     Fixed maturity securities held to maturity              (28,448)          --
     Equity securities                                        (2,080)        (1,284)
  Change in balances due to/from security brokers                946           (128)
  Other                                                       (9,481)        (3,159)
                                                           ---------      ---------
          Net cash flows from investing activities           (79,770)       (52,485)
                                                           ---------      ---------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                98,850           --
  Repayment of preferred stock                               (27,351)          --
  Repayment of subsidiary debt                               (27,225)        (2,971)
  Cash dividends to common stockholders                       (2,419)        (1,842)
  Cash dividends to preferred stockholders                    (2,856)        (2,766)
  Purchase of treasury shares                                   --           (4,095)
  Other                                                          416             61
                                                           ---------      ---------
          Net cash flows from financing activities            39,415        (11,613)
                                                           ---------      ---------

Net decrease in cash and invested cash                        13,786        (36,001)
Cash and invested cash at beginning of year                  206,917        219,629
                                                           ---------      ---------
Cash and invested cash at end of period                    $ 220,703      $ 183,628
                                                           =========      =========
Supplemental disclosure of cash flow information:
  Interest paid                                            $   4,531      $   4,945
                                                           =========      =========
  Federal income taxes paid, net                           $     408      $     800
                                                           =========      =========

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

                                 March 31, 1996
                                   (Unaudited)

         The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

B.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                                      For the Three Months
                                                         Ended March 31,
                                                    ------------------------
                                                      1996            1995
                                                    --------        --------
          Ceded premiums written                    $ 50,874        $ 50,797
                                                    ========        ========

          Ceded premiums earned                     $ 52,760        $ 49,883
                                                    ========        ========

          Ceded losses and loss expenses            $ 31,066        $ 27,963
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

D.       OTHER MATTERS

         Net unrealized investment gains decreased by $31,500,000 (net of Federal income taxes of $16,962,000) during the three months ended March 31, 1996. Of this amount, $465,000 was attributable to a increase in unrealized gains on equity securities and $31,965,000 was attributable to a decrease in unrealized gains on fixed maturities available for sale.

         Reclassifications have been made in the 1995 financial statements as originally reported to conform them to the presentation of the 1996 financial statements.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net income attributable to common stockholders ("net income") was $15.7 million, ($.78 per share) for the first quarter of 1996, in comparison with $10.8 million, ($.65 per share), for the 1995 period. Operating income, which is net income before realized investment gains, was $15.5 million, ($.77 per share), in the first quarter of 1996 in comparison with $10.2 million, ($.61 per share), earned in the corresponding 1995 period.

         Net premiums written during the first quarter of 1996 increased by 31% to $249.2 million from $190.6 million written in the comparable 1995 period. Alternative markets net premiums increased $20.6 million in the first quarter of 1996 due to the acquisition of MECC, Inc. in November 1995. Regional net premiums written increased by $16.8 million or 17%; two-thirds of this increase is due to business units which were added in past four years. Specialty net premiums written increased by $9.9 million or 25% due primarily to decreases in the amounts of business ceded to unaffiliated reinsurers. Net premiums written by our reinsurance operation increased by $5.9 million or 13% due to growth in treaty and fidelity and surety business.

         For the three months ended March 31, 1996, pre-tax investment income increased by 29% to $39.6 million primarily due to the acquisition of MECC, Inc. In addition, the higher level of investment earnings reflects the increase in average investable assets due to cash flow from operations, an increase in investment yields available in the financial markets and the net effects of the financing transactions discussed below (See "Liquidity and Capital Resources").

         Management fees and commission income ("Management fees") consist primarily of revenues earned by the Alternative Markets segment. During the first quarter of 1996, management fees increased 11%. The increase in management fees resulted principally from an increase in business serviced by our third party administrators.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 103.0% for the quarter ended March 31, 1996 from 101.5% in the comparable 1995 period due to increases in the consolidated loss ratio and the expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 70.4% in 1996 from 69.1% in 1995 due to an increase in weather related losses.

         Other operating costs and expenses, which consists of the expenses of the Company's insurance and alternative markets segments as well as the Company's corporate and investment expenses, increased by 21% to $95.4 million. The increase in other operating costs and expenses is primarily due to the acquisition of MECC, Inc. In addition, substantial growth in premium volume in all segments of the Company's business, which in turn results in an increase in underwriting expense contributed to the increase. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) increased to 32.2% from 31.8% primarily due to an increase in expenses relating to the international operations.

         Interest expense increased due to the January 1996 issuance of $100 million of 6.25%, ten year notes which was partially offset by the redemption of Notes payable to Banks. Preferred dividends increased as a result of the December 1995 issuance of $68.8 million Series B Cumulative Redeemable Preferred Stock. (See "Liquidity and Capital Resources").

         The Federal income tax expense in 1996 was $4.8 million (20% effective rate) as compared to a $3.5 million (19% effective rate) for the comparable 1995 period. The increase in the effective tax rate in 1996 is due primarily to a decrease in the percentage of pre-tax income that is tax-exempt. (See "Liquidity and Capital Resources").

Liquidity and Capital Resources

         Cash flow from operating activities before trading account, increased to $40.8 million in the first quarter of 1996 from $34.8 million in the same period in 1995 primarily due to the acquisition of MECC, Inc. The investment portfolio, on a cost basis, increased $71.1 million to $2,579.1 million at March 31, 1996 from $2,508.0 million at December 31, 1995 due to cash flow from operations and the net financing activities discussed below.

         The change in the Company's investment portfolio distribution at March 31, 1996 compared with December 31, 1995 was: tax-exempt securities decreased to 32% from 35%; U.S. Government securities increased to 13% from 12%; corporate bonds decreased to 15% from 19% mortgage-backed securities increased to 22% from 18%; cash equivalents increased to 9% from 6% and equity securities decreased to 9% from 10%.

         On January 19, 1996, the Company issued $100 million of 6.25%, ten-year notes which are not redeemable until maturity and utilized a portion of the proceeds to retire $28.4 million of Signet Star's bank debt. On March 29, 1996 the Company repurchased 192,000 shares of the Series B Cumulative Redeemable Preferred Stock for $27.2 million.

         For the first quarter of 1996, Stockholders' equity decreased by approximately $44.2 million. The decrease in stockholders' equity is attributable to the repurchase of the Series B Cumulative Redeemable Preferred Stock and a decrease in unrealized investment gains which was partially offset by an increase in retained earnings. As a result of the financing transactions discussed above, the Company's total capitalization, grew to $1,275.5 million at March 31, 1996 and the percentage of the Company's capital attributable to debt increased to 31% from 26% at December 31, 1995.

         The Company purchased 525,000 shares of common stock in April and May of 1996. As authorized by the Board of Directors, up to 809,000 additional shares may be purchased from time to time.

         For background information concerning a further discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K.

Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K.

      (a)     Exhibits

              None

      (b)     Reports on Form 8-K

              None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            W. R. BERKLEY CORPORATION

                                            By /s/ William R. Berkley
                                              -------------------------
                                            William R. Berkley
                                            Chairman of the Board and
                                            Chief Executive Officer

                                            By /s/ Anthony J. DelTufo
                                              -------------------------
                                            Anthony J. Del Tufo
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Treasurer