Form 10-Q
period 1996-06-30
BERKLEY W R CORP
filed 1996-08-14
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended. . . . . . . .                                  June 30, 1996

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
Yes  X    No
   -----    -----

Number of shares of common stock, $.20 par value, outstanding as of August 2, 1996: 19,611,485

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     June 30,        December 31,
                                                                       1996              1995
                                                                   -----------       ------------
                                                                   (Unaudited)
Assets
Investments:
  Invested cash                                                    $   255,659        $   196,732
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $201,232 and $176,193)                                           201,761            169,078
    Available for sale at fair value (cost $1,941,784
       and $1,894,451)                                               1,935,757          1,959,910
  Equity securities, at fair value:
    Available for sale (cost $67,263 and $92,472)                       79,580            101,551
    Trading account (cost $98,416 and $155,301)                        100,006            161,075
Cash                                                                    10,799             10,185
Premiums and fees receivable                                           262,331            231,093
Due from reinsurers                                                    408,335            423,626
Accrued investment income                                               36,334             34,373
Prepaid reinsurance premiums                                            73,407             77,656
Deferred policy acquisition costs                                      106,727             89,517
Excess of cost over net assets acquired                                 71,007             69,600
Deferred Federal income taxes                                            7,740               --
Other assets                                                           149,800             94,288
                                                                   -----------        -----------
                                                                   $ 3,699,243        $ 3,618,684
                                                                   ===========        ===========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                            $ 1,722,005        $ 1,660,020
  Unearned premiums                                                    492,899            450,522
  Due to reinsurers                                                     75,827             65,798
  Deferred Federal income taxes                                           --               14,363
  Other liabilities                                                    142,004            169,080
                                                                   -----------        -----------
                                                                     2,432,735          2,359,783
                                                                   -----------        -----------
Long-term debt                                                         389,967            290,981
Notes payable to Banks                                                    --               28,306
Minority interest                                                       10,102              9,799
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
      7 3/8% Series A Cumulative Redeemable Preferred
       Stock 1,000,000 shares issued and outstanding                       100                100
      Series B Cumulative Redeemable Preferred Stock
       266,667 and 458,667 shares issued and outstanding                    27                 46
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
      outstanding, net of treasury shares,
      19,661,485 and 20,168,167 shares                                   4,854              4,854
  Additional paid-in capital                                           521,284            547,068
  Retained earnings                                                    452,747            424,261
  Net unrealized investment gains,
       net of taxes                                                      4,089             48,450
  Treasury stock, at cost, 4,607,893 and
    4,101,211 shares                                                  (116,662)           (94,964)
                                                                   -----------        -----------
                                                                       866,439            929,815
                                                                   -----------        -----------
                                                                   $ 3,699,243        $ 3,618,684
                                                                   ===========        ===========

See accompanying notes to consolidated financial statements

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                           For the Three Months             For the Six Months
                                                              Ended June 30,                  Ended June 30,
                                                        -------------------------       -------------------------
                                                           1996            1995            1996            1995
                                                           ----            ----            ----            ----
Revenues:
  Net premiums written                                  $ 269,477       $ 216,575       $ 518,683       $ 407,151
  Increase in unearned premiums                           (26,456)        (25,421)        (46,526)        (36,372)
                                                        ---------       ---------       ---------       ---------
    Premiums earned                                       243,021         191,154         472,157         370,779
  Net investment income                                    39,494          32,562          79,109          63,405
  Management fees and commissions                          18,066          17,475          36,286          34,229
  Realized gains on investments                               213           5,776             523           6,773
  Other income                                                499             475           1,143           1,188
                                                        ---------       ---------       ---------       ---------
    Total revenues                                        301,293         247,442         589,218         476,374

Operating costs and expenses:
  Losses and loss expenses                               (164,278)       (138,633)       (325,042)       (263,730)
  Other operating costs and expenses                     (101,478)        (80,284)       (196,522)       (159,033)
  Interest expense                                         (7,901)         (7,120)        (15,688)        (14,145)
                                                        ---------       ---------       ---------       ---------
    Income before income taxes and
      minority interest                                    27,636          21,405          51,966          39,466
Federal income tax expense                                 (6,275)         (4,684)        (11,083)         (8,139)
                                                        ---------       ---------       ---------       ---------

    Income before minority interest                        21,361          16,721          40,883          31,327

Minority interest                                            --            (1,352)           --            (2,385)
                                                        ---------       ---------       ---------       ---------

    Net income before preferred dividends                  21,361          15,369          40,883          28,942

Preferred dividends                                        (3,380)         (2,765)         (7,218)         (5,531)
                                                        ---------       ---------       ---------       ---------


    Net income attributable to common stockholders      $  17,981       $  12,604       $  33,665       $  23,411
                                                        =========       =========       =========       =========

Net income per share                                    $     .91       $     .76       $    1.68       $    1.40
                                                        =========       =========       =========       =========

Average shares outstanding                                 19,782          16,664          19,980          16,706
                                                        =========       =========       =========       =========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                For the Six Months
                                                                   Ended June 30,
                                                              1996            1995
                                                            ---------       ---------
Cash flows from operating activities:
  Net income before preferred dividends                     $  40,883       $  28,942
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                            --             2,385
    Increase in reserves for losses
      and loss expenses, net of due to/from reinsurers         87,071          51,841
    Depreciation and amortization                               5,583           6,364
    Change in unearned premiums and
      prepaid reinsurance premiums                             46,526          36,372
    Increase in premiums and fees receivable                  (31,238)        (26,937)
    Change in Federal income taxes                                199            (765)
    Change in deferred acquisition cost                       (17,210)         (9,377)
    Realized gains on investments                                (523)         (6,773)
    Other                                                     (41,501)        (14,090)
                                                            ---------       ---------
          Net cash flows from operating activities
            before trading account sales (purchases)           89,790          67,962
Trading account sales (purchases), net                         53,307         (23,548)
                                                            ---------       ---------
      Net cash flows from operating activities                143,097          44,414
                                                            ---------       ---------

Cash flows from investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale             181,600         241,794
     Equity securities                                         28,852          20,829
     Proceeds from maturities and prepayments of
       fixed maturity securities                              108,692          41,333
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale            (320,422)       (325,671)
     Fixed maturity securities held to maturity               (49,451)           --
     Equity securities                                         (2,925)        (33,717)
  Change in balances due to/from security brokers             (11,655)         (7,516)
  Other                                                       (29,107)         (8,969)
                                                            ---------       ---------
          Net cash flows from investing activities            (94,416)        (71,917)
                                                            ---------       ---------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                 98,850            --
  Repayment of preferred stock                                (27,216)           --
  Repayment of subsidiary debt                                (28,306)         (5,941)
  Cash dividends to common stockholders                        (5,043)         (3,844)
  Cash dividends to preferred stockholders                     (5,791)         (5,531)
  Purchase of treasury shares                                 (22,121)         (4,095)
  Other                                                           487             108
                                                            ---------       ---------
          Net cash flows from financing activities             10,860         (19,303)
                                                            ---------       ---------

Net increase (decrease) in cash and invested cash              59,541         (46,806)
Cash and invested cash at beginning of year                   206,917         219,629
                                                            ---------       ---------
Cash and invested cash at end of period                     $ 266,458       $ 172,823
                                                            =========       =========
Supplemental disclosure of cash flow information:
  Interest paid                                             $  11,770       $  12,741
                                                            =========       =========
  Federal income taxes paid, net                            $  10,883       $   8,907
                                                            =========       =========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)

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

B.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                           For the Three Months                 For the Six Months
                                              Ended June 30,                      Ended June 30,
                                        --------------------------          --------------------------
                                          1996              1995              1996              1995
                                        --------          --------          --------          --------
Ceded premiums written                  $ 51,673          $ 51,513          $102,547          $102,310
                                        ========          ========          ========          ========

Ceded premiums earned                   $ 54,263          $ 50,099          $107,023          $ 99,982
                                        ========          ========          ========          ========

Ceded losses and loss expenses          $ 31,616          $ 47,029          $ 62,682          $ 74,992
                                        ========          ========          ========          ========

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

D.       OTHER MATTERS

         Net unrealized investment gains decreased by $44,361,000 (net of Federal income taxes of $23,887,000) during the three months ended June 30, 1996. Of this amount, $2,105,000 was attributable to an increase in unrealized gains on equity securities and $46,466,000 was attributable to an decrease in unrealized gains on fixed maturities available for sale.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Net income attributable to common stockholders (net income) for the first six months of 1996 was $33,665,000 ($1.68 per share). The comparable 1995 amount was $23,411,000 ($1.40 per share). For the quarter ended June 30, 1996, net income was $17,981,000 ($.91 per share) in comparison with $12,604,000 ($.76 per share) recorded in the comparable prior year period.

         Operating income, which we define as net income before realized investment gains or losses, for the first six months of 1996 was $33,325,000 ($1.66 per share). The comparable 1995 amount, was $19,299,000 ($1.16 per share). For the quarter ended June 30, 1996, operating income was $17,843,000 ($.90 per share) in comparison with $9,101,000 ($.55 per share) recorded in the comparable prior year period.

Operating Results for the Six Months ended June 30, 1996 as Compared to the Six Months ended June 30, 1995

         Net premiums written during the first six months of 1996 increased 27% to $518,683,000 from $407,151,000. Regional net premiums written increased 15% to $256,256,000; three-fourths of this increase was due to business units which were started during the past four years. Reinsurance net premiums written increased 16% to $108,025,000; this increase was substantially due to an increase in treaty business and the start-up of the Latin American and Caribbean division. Specialty net premiums written increased 28% to $104,112,000; this increase is due to an increase in business written by Admiral as well as increases in the amount of business retained by Admiral, Monitor and Nautilus which more than offset a decline in premiums written by Carolina Casualty. Alternative markets net premiums written increased $28,894,000 to $38,568,000 due to the inclusion of the results of MECC, Inc. ("MECC"), acquired in November 1995. International operations, which were acquired during the 2nd quarter of 1995, contributed $11,722,000 to net premiums written.

         For the six months ended June 30, 1996, pre-tax net investment income increased $15,704,000 to $79,109,000. Three-fourths of this increase was due to the inclusion of the results of MECC. Excluding effects of the acquisition of MECC, pre-tax net investment income increased 6%; this increase was due to the increase in average investable assets due to cash flow from operations (see "Liquidity and Capital Resources"), which more than offset a decline in yields available in the financial markets.

         Management fees and commissions consist primarily of fees earned by the alternative markets segment. Management fees and Commissions during the first six months of 1996 increased 6% to $36,286,000.

         Realized investment gains declined to $523,000 from $6,773,000 earned during the comparable 1995 period. Realized gains resulted from the Company's strategy of continually rebalancing the asset and liability duration relationship based upon changes in financial market conditions.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 102.1% for the six months ended June 30, 1996 from 101.9% in the comparable 1995 period due to a decrease in the consolidated loss ratio which was offset by a higher expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 69.1% in 1996 from 70.5% in 1995, due to improved results recorded by our specialty operations which more than offset the impact of a significant increase in weather related losses incurred by our regional operations.

         Other operating costs and expenses, which consists of the expenses of the Company's insurance and insurance services segments, as well as the Company's corporate and investment expenses increased 24% to $196,522,000 for the six months ended June 30, 1996. The increase in other operating costs is primarily due to substantial growth in premium volume in all segments of the Company's business, which in turn results in an increase in underwriting expenses contributed to this increase and the acquisition of MECC. In addition the consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 32.6% for the 1996 period from 30.8% for the comparable 1995 period.
The underwriting expense ratio increased primarily as a result of an increase in commission expense.

         Interest expense increased due to the January 1996 issuance of $100 million of long-term debt. Preferred dividends increased as a result of the December 1995 issuance of $68.8 million Series B Cumulative Redeemable Preferred Stock. (see "Liquidity and Capital Resources").

         The Federal income tax provision resulted in an effective tax rate of 21% in 1996 and 1995. The rate is lower than the statutory tax rate of 35% because a substantial portion of investment income is tax-exempt.

Operating Results for the Second Quarter of
1996 as Compared to the Second Quarter of 1995

         For the second quarter of 1996 as compared to the corresponding 1995 period, net premiums written increased 24%. Net investment income increased 21% and management fees and commission income increased 3% all for the reasons discussed above.

         The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 101.4% for the three months ended June 30, 1996 from 102.3% in the comparable 1995 period due to a decrease in the consolidated loss ratio which more than offset a higher expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) improved to 67.9% in 1996 from 71.8% in 1995 due to significant improvement in our specialty operations. The improvement in our specialty operations was due to an improvement in the anticipated loss ratios for business written in the current and prior periods.

         Other operating costs and expenses, increased 26% to $101,478,000 for the three months ended June 30, 1996. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 33.0% for the 1996 period from 30.0% for the comparable 1995 all for the reasons discussed above.

         The Federal income tax provision applicable to operating income varies with the percentage of pre-tax income that is tax-exempt as discussed previously.

Liquidity and Capital Resources

         Cash flow from operating activities before trading account transactions, increased to $89.8 million during the first six months of 1996 from $68.0 million in the same period in 1995 due to an increase in premium volume and the inclusion of the results of MECC. The investment portfolio, on a cost basis, increased $57.8 million to $2,564.9 million at June 30, 1996 from $2,508.0 million at December 31, 1995 due to cash flow from operations and the net effects of financing activities discussed below.

         Changes in the distribution of the Company's investment portfolio at June 30, 1996 in comparison with December 31, 1995 were as follows: tax-exempt securities increased to 34% from 33%; U.S. Government securities increased to 15% from 12%; corporate bonds decreased to 15% from 19%; mortgage-backed securities increased to 19% from 18%; cash equivalents increased to 10% from 8%; and equity securities decreased to 7% from 10%.

         On January 19, 1996, the Company issued $100 million of 6.25%, ten-year notes which are not redeemable until maturity and utilized a portion of the proceeds to retire $28.4 million of subsidiary bank debt. On March 29, 1996 the Company repurchased 192,000 shares ($28.8 million redemption value) of the Series B Cumulative Redeemable Preferred Stock for $27.2 million.

         The Company purchased 575,000 shares of common stock from April through July of 1996. Pursuant to the current authorization by the Board of Directors, up to 759,000 additional shares may be purchased from time to time.

         For the first six months of 1996, Stockholders' equity decreased by approximately $63.4 million. The decrease in stockholders' equity is attributable to the repurchase of the Series B Cumulative Redeemable Preferred Stock, the purchase of treasury stock and a decrease in unrealized investment gains which more than offset an increase in retained earnings. As a result of the net effect of the financing transactions and the change in stockholders' equity discussed above, the Company's total capitalization grew to $1,256.4 million at June 30, 1996 and the percentage of the Company's capital attributable to debt increased to 31% from 26% at December 31, 1995.

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