Form 10-Q
period 1996-09-30
BERKLEY W R CORP
filed 1996-11-13
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended. . . . . . . .               September 30, 1996

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
Number of shares of common stock, $.20 par value, outstanding as of November 1, 1996: 19,623,803

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               September 30,       December 31,
                                                                   1996               1995
                                                               -------------      -------------
                                                               (Unaudited)
Assets
Investments:
  Invested cash                                                $   278,236        $   196,732
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $195,399 and $176,193)                                       194,659            169,078
    Available for sale at fair value (cost $1,926,682
       and $1,894,451)                                           1,936,274          1,959,910
  Equity securities, at fair value:

    Available for sale (cost $68,843 and $92,472)                   81,970            101,551
    Trading account (cost $172,694 and $155,301)                   177,876            161,075
Cash                                                                10,424             10,185
Premiums and fees receivable                                       262,140            231,093
Due from reinsurers                                                441,191            423,626
Accrued investment income                                           31,438             34,373
Prepaid reinsurance premiums                                        71,285             77,656
Deferred policy acquisition costs                                  114,004             89,517
Excess of cost over net assets acquired                             74,246             69,600
Deferred Federal income taxes                                        1,084               --
Other assets                                                       139,214             94,288
                                                               -----------        -----------
                                                               $ 3,814,041        $ 3,618,684
                                                               ===========        ===========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                        $ 1,761,949        $ 1,660,020
  Unearned premiums                                                511,848            450,522
  Due to reinsurers                                                 68,913             65,798
  Deferred Federal income taxes                                       --               14,363
  Other liabilities                                                177,886            169,080
                                                               -----------        -----------
                                                                 2,520,596          2,359,783
                                                               -----------        -----------
Long-term debt                                                     390,035            290,981
Notes payable to Banks                                                --               28,306
Minority interest                                                   10,066              9,799

Stockholders' equity:
  Preferred stock, par value $.10 per share:
  Authorized 5,000,000 shares:
      7 3/8% Series A Cumulative Redeemable Preferred
       Stock 1,000,000 shares issued and outstanding                   100                100
      Series B Cumulative Redeemable Preferred Stock
       266,667 and 458,667 shares issued and outstanding                27                 46
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
      outstanding, net of treasury shares,
      19,612,184 and 20,168,167 shares                               4,854              4,854
  Additional paid-in capital                                       521,361            547,068
  Retained earnings                                                470,910            424,261
  Net unrealized investment gains,
       net of taxes                                                 14,768             48,450
  Treasury stock, at cost, 4,657,194 and
    4,101,211 shares                                              (118,676)           (94,964)
                                                               -----------        -----------
                                                                   893,344            929,815
                                                               -----------        -----------
                                                               $ 3,814,041        $ 3,618,684
                                                               ===========        ===========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                                   For the Three Months              For the Nine Months
                                                    Ended September 30,              Ended September 30,
                                                --------------------------        --------------------------
                                                   1996             1995             1996             1995
                                                ---------        ---------        ---------        ---------
Revenues:
  Net premiums written                          $ 269,646        $ 235,055        $ 788,329        $ 642,206
  Increase in unearned premiums                   (21,068)         (27,674)         (67,594)         (64,046)
                                                ---------        ---------        ---------        ---------
    Premiums earned                               248,578          207,381          720,735          578,160
  Net investment income                            41,483           32,927          120,592           96,332
  Management fees and commissions                  16,945           17,625           53,231           51,854
  Realized gains on investments                     3,581            2,568            4,104            9,341
  Other income                                        947              392            2,090            1,580
                                                ---------        ---------        ---------        ---------
    Total revenues                                311,534          260,893          900,752          737,267

Operating costs and expenses:
  Losses and loss expenses                       (170,164)        (151,705)        (495,206)        (415,435)
  Other operating costs and expenses             (101,757)         (82,929)        (298,279)        (241,962)
  Interest expense                                 (7,967)          (7,071)         (23,655)         (21,216)
                                                ---------        ---------        ---------        ---------
    Income before income taxes and
      minority interest                            31,646           19,188           83,612           58,654
Federal income tax expense                         (7,554)          (3,152)         (18,637)         (11,291)
                                                ---------        ---------        ---------        ---------

    Income before minority interest                24,092           16,036           64,975           47,363

Minority interest                                    --             (1,242)            --             (3,627)
                                                ---------        ---------        ---------        ---------

    Net income before preferred dividends          24,092           14,794           64,975           43,736

Preferred dividends                                (3,380)          (2,766)         (10,598)          (8,297)
                                                ---------        ---------        ---------        ---------

    Net income attributable to
       common stockholders                      $  20,712        $  12,028        $  54,377        $  35,439
                                                =========        =========        =========        =========

Net income per share                            $    1.06        $     .72        $    2.74        $    2.12
                                                =========        =========        =========        =========

Average shares outstanding                         19,625           16,668           19,861           16,693
                                                =========        =========        =========        =========



See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                    --------------------------
                                                                                       1996             1995
                                                                                    ---------        ---------
Cash flows from operating activities:
  Net income before preferred dividends                                             $  64,975        $  43,736
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                                                    --              3,627
    Increase in reserves for losses and loss expenses
        net of due from/to reinsurers                                                  89,041           87,647
    Depreciation and amortization                                                       9,187           10,869
    Change in unearned premiums and prepaid
        reinsurance premiums                                                           67,594           64,043
    Increase in premiums and fees receivable                                          (31,047)         (35,444)
    Change in Federal income taxes                                                      3,816           (1,077)
    Change in deferred acquisition cost                                               (24,487)         (16,659)
    Realized gains on investments                                                      (4,104)          (9,341)
    Other                                                                              (7,312)           6,930
                                                                                    ---------        ---------
          Net cash flows from operating activities
            before trading account sales                                              167,663          154,331
      Trading account sales                                                           (15,168)         (56,851)
                                                                                    ---------        ---------
            Net cash flows from operating activities                                  152,495           97,480
                                                                                    ---------        ---------

Cash  flows from investing activities:
      Proceeds from sales, excluding trading
      account:
        Fixed maturity securities available for sale                                  281,604          320,718
        Equity securities                                                              40,689           41,353
      Proceeds from maturities and prepayments of
        fixed maturity securities                                                     164,681          100,300
      Cost of purchases, excluding trading account:
        Fixed maturity securities available for sale                                 (441,108)        (504,948)
        Fixed maturity securities held to maturity                                    (55,592)            --
        Equity securities                                                             (12,825)         (51,832)
    Change in balances due to/from security brokers                                     1,414           (9,923)
    Cost of acquired companies, net of acquired cash
      and invested cash                                                               (11,739)          (3,575)
    Other                                                                             (41,110)         (10,633)
                                                                                    ---------        ---------
          Net cash flows from investing activities                                    (73,986)        (118,540)
                                                                                    ---------        ---------

Cash flows from financing activities:
  Net proceeds from issuance of long-term                                              98,850             --
  Repayment of preferred stock                                                        (27,216)            --
  Cash dividends to common stockholders                                                (7,598)          (5,842)
  Cash dividends to preferred stockholders                                             (8,924)          (8,297)
  Repayment of acquired debt                                                          (28,306)          (8,918)
  Purchase of treasury shares                                                         (24,152)          (4,095)
  Other                                                                                   580              486
                                                                                    ---------        ---------
          Net cash flows from financing activities                                      3,234          (26,666)
                                                                                    ---------        ---------

Net increase (decrease) in cash and invested cash                                      81,743          (47,726)
Cash and invested cash at beginning of year                                           206,917          219,629
                                                                                    ---------        ---------
Cash and invested cash at end of period                                             $ 288,660        $ 171,903
                                                                                    =========        =========

Supplemental disclosure of cash flow information:
  Interest paid                                                                     $  20,251        $  17,812
                                                                                    =========        =========
  Federal income taxes paid, net                                                    $  14,819        $  12,369
                                                                                    =========        =========

See accompanying notes to consolidated financial statements

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)



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

B.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                     For the Three Months          For the Nine Months
                                     Ended September 30,           Ended September 30,
                                     --------------------         ---------------------
                                      1996          1995           1996           1995
                                     ------        ------         ------         ------
Ceded premiums written               $52,953       $52,982       $155,500       $155,292
                                     =======       =======       ========       ========

Ceded premiums earned                $54,200       $49,306       $161,223       $149,288
                                     =======       =======       ========       ========

Ceded losses and loss expenses       $37,010       $40,865       $ 99,692       $115,857
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

D.       OTHER MATTERS


         Net unrealized investment gains declined by $33,682,000 (net of Federal income taxes of $18,137,000) during the nine months ended September 30, 1996. Of this amount, $2,631,000 was attributable to an increase in unrealized gains on equity securities and $36,313,000 was attributable to a decrease in unrealized gains on fixed maturities available for sale.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Net income attributable to common stockholders (net income) for the first nine months of 1996 was $54,377,000 ($2.74 per share). The comparable 1995 amount was $35,439,000 ($2.12 per share). For the quarter ended September 30, 1996, net income was $20,712,000 ($1.06 per share) in comparison with $12,028,000 ($.72 per share) recorded in the comparable prior year period.

         Operating income, which we define as net income before realized investment gains, for the first nine months of 1996 was $51,709,000 ($2.60 per share). The comparable 1995 amount, was $29,744,000 ($1.78 per share). For the quarter ended September 30, 1996, operating income was $18,384,000 ($.94 per share) in comparison with $10,445,000 ($.63 per share) recorded in the comparable prior year period.

Operating Results for the Nine Months ended September 30, 1996 as Compared to the Nine Months ended September 30, 1995

         Net premiums written during the first nine months of 1996 increased 23% to $788,329,000 from $642,206,000. Regional net premiums written increased 11% to $394,265,000; three-fourths of this increase was due to business units which were started during the past four years. Reinsurance net premiums written increased 10% to $162,849,000; this increase was substantially due to an increase in treaty business and the start-up of the Latin American and Caribbean division. Specialty net premiums written increased 24% to $152,322,000; this increase is due to an increase in business written by Admiral and Monitor as well as increases in the amount of business retained by Admiral, Monitor and Nautilus which more than offset a decline in premiums written by Carolina Casualty. Alternative markets net premiums written increased $46,627,000 to $61,769,000 primarily due to the inclusion of the results of MECC, Inc. ("MECC"), acquired in November 1995. International operations, which commenced during the 2nd quarter of 1995, contributed $17,124,000 to net premiums written.

         For the nine months ended September 30, 1996, pre-tax net investment income increased $24,260,000 to $120,592,000. Three-fourths of this increase was due to the inclusion of the results of MECC. Excluding effects of the acquisition of MECC, pre-tax net investment income increased 6.6%; this increase was due to the increase in average investable assets generated by cash flow from operations (see "Liquidity and Capital Resources"), which more than offset a decline in yields available in the financial markets.

         Management fees and commissions consist primarily of fees earned by the alternative markets segment. Management fees and commissions during the first nine months of 1996 increased 3% to $53,231,000 as market conditions, particularly in workers' compensation insurance, inhibited growth.

         Realized gains on fixed income securities result primarily from the Company's strategy of rebalancing the asset and liability duration relationship; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1996 realized gains resulted from the sale of equity securities, whereas in 1995 the majority of realized gains were from the sale of fixed income securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 102.2% for the nine months ended September 30, 1996 from 102.3% in the comparable 1995 period due to a decrease in the consolidated loss ratio which was partially offset by a higher expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 69.2% in 1996 from 71.4% in 1995, due to improved results recorded by our specialty operations which more than offset the impact of an increase in weather related losses incurred by our regional operations.

         Other operating costs and expenses, which consists of the expenses of the Company's insurance and insurance services segments, as well as the Company's corporate and investment expenses increased 23% to $298,279,000 for the nine months ended September 30, 1996. The increase in other operating costs is primarily due to substantial growth in premium volume in all segments of the Company's business, which in turn results in an increase in underwriting expenses. In addition the acquisition of MECC contributed to this increase. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 32.6% for the 1996 period from 30.4% for the comparable 1995 period. The underwriting expense ratio increased primarily as a result of an increase in commission expense.

         Interest expense increased due to the January 1996 issuance of $100 million of long-term debt. Preferred dividends increased as a result of the December 1995 issuance of $68.8 million Series B Cumulative Redeemable Preferred Stock. (see "Liquidity and Capital Resources").

         The Federal income tax provision resulted in an effective tax rate of 22% in 1996 and 19% in 1995. The rate is lower than the statutory tax rate of 35% because a substantial portion of investment income is tax-exempt. The increase in the effective tax rate in 1996 is due primarily to a decrease in the percentage of pre-tax income that is tax-exempt.

Operating Results for the Third Quarter of
1996 as Compared to the Third Quarter of 1995

         For the third quarter of 1996 as compared to the corresponding 1995 period, net premiums written increased 15%; net investment income increased 26% and management fees and commission income decreased 4%, all for the reasons discussed above.

         The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 102.1% for the three months ended September 30, 1996 from 103.3% in the comparable 1995 period.

         Other operating costs and expenses, increased 23% to $101,757,000 for the three months ended September 30, 1996. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 32.6% for the 1996 period from 29.8% for the comparable 1995 as discussed above.

Liquidity and Capital Resources


         Cash flow from operating activities before trading account sales, increased to $167.7 million during the first nine months of 1996 from $154.3 million in the same period in 1995 due to an increase in premium volume and the inclusion of the results of MECC. The investment portfolio, on a cost basis, increased $133.1 million to $2,641.1 million at September 30, 1996 from $2,508.0 million at December 31, 1995 due to cash flow from operations and the net effects of financing activities discussed below.

         Changes in the distribution of the Company's investment portfolio at September 30, 1996 in comparison with December 31, 1995 were as follows: tax-exempt securities decreased to 32% from 33%; U.S. Government securities increased to 13% from 12%; corporate bonds decreased to 16% from 19%; mortgage-backed securities increased to 19% from 18%; cash equivalents increased to 10% from 8%; and equity securities remained at 10%.

         On January 19, 1996, the Company issued $100 million of 6.25%, ten-year notes which are not redeemable until maturity and utilized a portion of the proceeds to retire $28.4 million of subsidiary bank debt. On March 29, 1996 the Company repurchased 192,000 shares ($28.8 million redemption value) of the Series B Cumulative Redeemable Preferred Stock for $27.2 million.

         For the first nine months of 1996, Stockholders' equity decreased by approximately $36.5 million. The decrease in stockholders' equity is attributable to the repurchase of the Series B Cumulative Redeemable Preferred Stock, the purchase of treasury stock and a decrease in unrealized investment gains which more than offset an increase in retained earnings. As a result of the net effect of the financing transactions and change in stockholders' equity discussed above, the Company's total capitalization grew to $1,283.4 million at September 30, 1996 and the percentage of the Company's capital attributable to debt increased to 30% from 26% at December 31, 1995.

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