Form 10-K
period 1996-12-31
BERKLEY W R CORP
filed 1997-03-25
CIK 11544

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-7849
                            ------------------------

                           W. R. BERKLEY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     22-1867895
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)
       165 MASON STREET, P.O. BOX 2518,
                GREENWICH, CT                                   06836-2518
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 629-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     None                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.20 per share
    Series A Cumulative Redeemable Preferred Stock, par value $.10 per share
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No   _____

     Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of such stock as of March 4, 1997:
$921,684,118.

     Number of shares of common stock, $.20 par value, outstanding as of March 4, 1997: 19,641,099

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 (incorporated by reference under Part III).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   _____
================================================================================

                            W. R. BERKLEY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                December 31, 1996


         PART I                                                             Page

ITEM     1.       BUSINESS                                                    3

ITEM     2.       PROPERTIES                                                 20

ITEM     3.       LEGAL PROCEEDINGS                                          20

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        20


         PART II

ITEM     5.       MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                            21

ITEM     6.       SELECTED FINANCIAL DATA FOR THE FIVE YEARS
                  ENDED DECEMBER 31, 1996                                    22

ITEM     7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              23

ITEM     8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                30


         PART III

ITEM    10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         55

ITEM    11.       EXECUTIVE COMPENSATION                                     57

ITEM    12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                      57

ITEM    13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             58


         PART IV

ITEM     14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K                                    59

PART I

ITEM 1.    BUSINESS

General Description of the Company's Business

         W. R. Berkley Corporation (the "Company"), a Delaware corporation, is an insurance holding company, which through its subsidiaries, presently operates in all segments of the property casualty insurance business: regional property casualty insurance; reinsurance (conducted through Signet Star Holdings, Inc.); specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); and international (conducted through Berkley International, LLC). The Company was founded on the concept that a group of autonomous regional and specialty insurance entities could compete effectively in selected markets within a very large industry. Decentralized control allows each subsidiary to respond to local or specialty market conditions while capitalizing on the effectiveness of centralized investment and reinsurance management, and actuarial, financial and legal staff support.

         The Company's regional insurance operations are conducted primarily in the midwest, southern and northeast sections of the United States. Reinsurance, specialty insurance and alternative markets operations are conducted nationwide. Presently, international operations are conducted primarily in Argentina.


         Net premiums written, as reported on a generally accepted accounting principles ("GAAP") basis, by the Company's five major insurance industry segments for the five years ended December 31, 1996 were as follows:

                                                                             Year Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                     1996             1995            1994            1993            1992
                                                     ----             ----            ----            ----            ----
                                                                             (Amounts in thousands)
Net premiums written:

         Regional insurance operations (1)       $    531,147      $  471,716      $  386,530      $  301,890      $  257,625
         Reinsurance operations (2)                   218,047         195,988         176,699          84,726              --
         Specialty insurance operations (2)           202,491         160,847         134,715         146,101         160,053
         Alternative markets operations (2)            75,644          25,998          19,989           4,929              --
         International Operations                      25,182           5,872              --              --              --
                                                 ------------      ----------      ----------      ----------      ----------

                  Total net premiums written     $  1,052,511      $  860,421      $  717,933      $  537,646      $  417,678
                                                 ============      ==========      ==========      ==========      ==========

Percentage of net premiums written:

         Regional insurance operations (1)               50.5%           54.8%           53.8%           56.2%           61.7%
         Reinsurance operations (2)                      20.7            22.8            24.6            15.7              --
         Specialty insurance operations (2)              19.2            18.7            18.8            27.2            38.3
         Alternative markets operations (2)               7.2             3.0             2.8              .9              --
         International Operations                         2.4              .7              --              --              --
                                                 ------------      ----------      ----------      ----------      ----------

                  Total                                 100.0%          100.0%          100.0%          100.0%          100.0%
                                                 ============      ==========      ==========      ==========      ==========

(1) For the year ended December 31, 1995 the results of the Regional operations have been restated to reflect the international operations as a separate segment.

(2) Premiums written by the Company's Reinsurance operations prior to July 1, 1993, including the alternative markets division, are included in Specialty insurance operations (see: "Other information about the Company's business").

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

                          REGIONAL INSURANCE OPERATIONS

         The Company's regional property casualty subsidiaries write standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. American West Insurance Company ("American West"), Continental Western Insurance Company ("Continental Western"), Great River Insurance Company ("Great River"), Tri-State Insurance Company of Minnesota ("Tri-State"), Union Insurance Company ("Union") and Union Standard Insurance Company ("Union Standard") obtain their business primarily in the smaller communities of the midwest and southwest through over 2,000 independent insurance agencies, which represent them on a non-exclusive basis and are compensated on a commission basis. Firemen's Insurance Company of Washington D.C. ("Firemen's") and Berkley Insurance Company of the Carolinas ("BICC") primarily sell their policies through agents in the District of Columbia, and the States of Maryland, North Carolina, Pennsylvania and Virginia. Certain of Firemen's commercial lines of business are marketed principally through brokers in the New York metropolitan area. Acadia Insurance Company ("Acadia") currently operates in the States of Maine, New Hampshire and Vermont, and sells its personal and commercial coverages through independent agencies.

         In 1996, the Company formed Berkley Regional Insurance Company ("BRIC"). The Company contributed to BRIC all of the capital stock of the regional insurance companies. In 1997 BRIC will reinsure varying portions of the business written by the regional operations. In addition, BRIC is expanding its licenses so that it will be eligible to write personal and commercial lines on a direct basis nationally. BRIC's statutory surplus as of December 31, 1996 was $281,704,000.

Acadia Insurance Company

         Acadia was organized by the Company and incorporated in April 1992. It writes multiple line property and casualty coverages in the States of Maine, New Hampshire and Vermont. Acadia is rated A+ by A.M. Best. Acadia's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $42,782,000 and $105,239,000, respectively.

American West Insurance Company

         American West is a successor to a company that was organized in 1903 as a mutual insurance company and converted to a stock company in June 1986. Its business consists primarily of personal lines in the States of Minnesota, Montana, Wisconsin and South Dakota. American West is rated A- by A.M. Best. American West's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $7,958,000 and $15,474,000, respectively. In 1997 American West will be managed by Tri-State, its immediate parent.

Berkley Insurance Company of the Carolinas

         In December 1995, the Company organized BICC, a North Carolina domiciled company. It writes personal and commercial lines in North Carolina and is expanding to surrounding states. BICC is rated A+ by A.M. Best. BICC's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $6,339,000 and $7,619,000, respectively.

Continental Western Insurance Company

         Continental Western was organized in 1907. It writes a diverse commercial lines book of business as well as personal lines principally in the States of Iowa, Nebraska, Kansas, Illinois, Missouri, Wisconsin and Montana. Continental Western is rated A+ by A.M. Best. Continental Western's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $82,286,000 and $143,551,000, respectively.

Firemen's Insurance Company of Washington, D.C.

         Firemen's was incorporated by an Act of Congress in 1836. Firemen's writes commercial business consisting primarily of multiple dwelling coverages principally in the State of New York through operations conducted by Clermont Specialty Managers, Ltd., an underwriting manager which is owned by the Company. In addition, it insures homeowners, other personal lines and commercial risks in the District of Columbia, and in the States of Maryland, North Carolina and Virginia. In September 1993, Firemen's established Chesapeake Insurance Division in order to expand its operations in the State of Virginia. In 1997 Firemen's spun off this division into the operations of Chesapeake Bay Property and Casualty Insurance Company, which is owned by Acadia. In March 1995, Firemen's established the Presque Isle Insurance Division in order to expand its operations into the State of Pennsylvania. Firemen's is rated A+ by A.M. Best. Firemen's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $31,516,000 and $65,590,000, respectively.

Great River Insurance Company

         In December 1993, the Company organized Great River, a Mississippi domiciled company. It writes personal and commercial lines in Mississippi and Tennessee and is expanding to surrounding states. Great River is rated A+ by A.M. Best. Great River's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $12,675,000 and $34,331,000, respectively.

Tri-State Insurance Company of Minnesota

         Tri-State was originally organized in 1902 as a mutual insurance company. It writes various commercial lines (specializing in grain elevator coverages), as well as personal lines primarily, in the States of Minnesota, Iowa, North and South Dakota, Nebraska, Wisconsin and Illinois. Tri-State is rated A+ by A.M. Best. Tri-State's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $36,343,000 and $53,569,000, respectively.

Union Insurance Company

         Union was organized originally in 1886 as a mutual insurance company. Union's business consists of personal lines as well as commercial lines insurance concentrated in the States of Nebraska, Kansas, Colorado and South Dakota. Union is rated A by A.M. Best. Union's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $21,917,000 and $49,755,000, respectively.

Union Standard Insurance Company

         Union Standard is a successor to a company that was organized in 1970. Union Standard writes personal lines and commercial lines of insurance for small businesses in the States of Texas, Oklahoma, Arkansas and Colorado. Union Standard is rated A by A.M. Best. Union Standard's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $32,832,000 and $58,442,000, respectively.


Regional operations:  Business

         The following table sets forth the percentages of direct premiums written, by line, by the Company's regional insurance operations (1):

                                           1996           1995          1994           1993           1992
                                          -----          -----         -----          -----          -----
         Commercial Multi-Peril            20.9%          21.4%         22.0%          19.6%          19.0%
         Workers' Compensation             20.1           20.8          18.7           16.9           13.7
         Automobile:
              Commercial                   17.3           15.5          16.4           17.4           17.1
              Personal                     16.7           17.5          17.6           19.4           21.8
         Homeowners                         7.9            8.9           9.2            9.8           10.7
         General Liability                  6.4            6.5           6.6            6.9            7.1
         Fire and Allied Lines              4.7            4.5           4.8            5.5            5.9
         Inland Marine                      2.8            2.6           2.6            2.6            2.8
         Other                              3.2            2.3           2.1            1.9            1.9
                                          -----          -----         -----          -----          -----
         Total                            100.0%         100.0%        100.0%         100.0%         100.0%
                                          =====          =====         =====          =====          =====

         The following table sets forth the percentages of direct premiums written, by state, by the Company's regional insurance operations (1):

                                           1996           1995          1994           1993           1992
                                          -----          -----         -----          -----          -----
         Maine                             10.7%          10.7%         10.5%           8.3%            .9%
         Iowa                               8.4            9.3          11.1           13.8           15.7
         Nebraska                           8.1            9.1          11.0           13.6           16.1
         Texas                              7.5            7.9           9.2           10.0            9.7
         Mississippi                        6.0            5.4           2.9             --              --
         New Hampshire                      5.9            6.0           4.7             .9              --
         South Dakota                       5.4            6.7           4.9            5.7            6.3
         Minnesota                          5.4            5.5           6.0            6.6            7.6
         Kansas                             4.8            4.8           5.2            5.7            6.4
         Virginia                           3.9            3.0           2.1             .6             .3
         Colorado                           3.8            4.0           4.5            5.1            5.5
         Missouri                           3.6            3.7           3.8            3.7            4.0
         Illinois                           3.0            3.5           3.8            4.2            5.0
         Vermont                            3.0            2.4           1.1             --              --
         Wisconsin                          2.9            3.5           3.6            4.4            5.0
         New York                           2.8            2.9           2.6            3.0            3.4
         Pennsylvania                       2.2             --            --             --             --
         Arkansas                           1.8            2.1           2.8            3.1            3.1
         District of Columbia               1.6            1.9           2.3            2.4            2.4
         North Dakota                       1.5            2.6           3.2            3.9            4.3
         North Carolina                     1.5             .1            --             --             --
         Montana                            1.4            1.4           1.4            1.6            2.0
         Oklahoma                           1.3            1.4           1.5            1.5            1.1
         Other                              3.5            2.1           1.8            1.9            1.2
                                          -----          -----         -----          -----          -----
         Total                            100.0%         100.0%        100.0%         100.0%         100.0%
                                          =====          =====         =====          =====          =====

(1) For the year ended December 31, 1995 the results of the Regional operations have been restated to reflect the international operations as a separate segment.

                             REINSURANCE OPERATIONS

The Company's reinsurance operations consists of five operating units which specialize in underwriting property, casualty and surety reinsurance on both a treaty and a facultative basis. Signet Star Holdings, Inc. (Signet Star), through its subsidiary Signet Star Reinsurance Company, includes the results of the reinsurance operations and the results of its alternative markets divisions. For financial segment reporting purposes the results of the alternative market division are included in the alternative markets segment. Signet Star Reinsurance Company is rated A by A.M. Best. Signet Star Reinsurance Company's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $257,641,000 and $264,355,000, respectively.

The Property Casualty Treaty Division

         The largest business unit in terms of personnel and premiums written, this division of Signet Star is committed exclusively to the broker market segment of the treaty reinsurance industry. It functions as a traditional reinsurer in specialty and standard reinsurance lines.

Facultative ReSources, Inc.

         Facultative ReSources, Inc. ("Fac Re") specializes in individual certificate and program facultative business. Fac Re's highly experienced underwriters seek to offset the underwriting and pricing cycles in the underlying insurance business by developing risk management solutions and through superior risk selection. Fac Re develops its business through brokers and on a direct basis where the client does not choose to use an intermediary.

The Fidelity and Surety Division

         The Fidelity and Surety Division ("F&S") operates as a lead company in a niche market of the United States property casualty industry where its highly specialized knowledge and expertise are essential to meet the needs of insureds. Business is developed principally through brokers and directly to clients not served by intermediaries.

The Latin American and Caribbean Division

         Signet Star's newest business unit is devoted exclusively to Latin American and Caribbean business ("LACD"). This division handles most traditional lines of property and casualty treaty business and is developing a book of niche business.

Reinsurance Operations: Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's reinsurance operations:

                                              1996            1995           1994            1993
                                             -----           -----          -----           -----
         Treaty:
           Specialty and other                31.7%           46.8%          49.1%           56.4%
           Regional                           24.7            21.0           24.9            22.9
           Nonstandard Automobile             16.7            10.4            9.5             9.3
                                             -----           -----          -----           -----
           Total Treaty                       73.1            78.2           83.5            88.6

         Casualty Facultative                 11.7            14.2           10.9             6.4
         Fidelity and Surety                   9.5             7.6            5.6             5.0
         Latin American and Caribbean          5.7              --             --              --
                                             -----           -----          -----           -----
           Total                             100.0%          100.0%         100.0%          100.0%
                                             =====           =====          =====           =====

The following table sets forth the percentage of gross premiums written, by property versus casualty business, by the Company's reinsurance operations:

                                       1996            1995           1994           1993
                                      -----           -----          -----          -----
          Property                     35.2%           33.4%          40.2%          44.0%
          Casualty                     64.8            66.6           59.8           56.0
                                      -----           -----          -----          -----
                   Total              100.0%          100.0%         100.0%         100.0%
                                      -----           -----          -----          -----

                         SPECIALTY INSURANCE OPERATIONS

         The Company's specialty lines of insurance consist primarily of excess and surplus lines ("E & S"), commercial transportation, professional liability, directors and officers liability and surety. Specialty lines also included the results of the Company's reinsurance operations through June 30, 1993 (see:
"Other information about the Company's business").

Admiral Insurance Company

         The majority of the Company's E & S insurance business is conducted by Admiral Insurance Company ("Admiral"). Admiral specializes in general liability coverages, including products liability and professional liability. Admiral insures risks requiring specialized treatment not available in the conventional market, with coverage designed to meet the specific needs of the insured. Business is received from wholesale brokers via retail agents, whose clients are the insureds. E & S carriers operate on a non-admitted basis in the states where they write business. They are generally free from rate regulation and policy form requirements. Admiral's business is obtained on a nationwide basis from approximately 190 non-exclusive brokers, who do not have the authority to commit the Company, and who are compensated on a commission basis. Admiral also writes directors and officers liability insurance through operations conducted by Monitor Liability Managers, Inc., an underwriting manager established by the Company. Admiral is rated A++ by A.M. Best. Admiral's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $183,034,000 and $100,306,513, respectively.

Carolina Casualty Insurance Company

         The Company's commercial transportation operations are primarily conducted by Carolina Casualty Insurance Company ("Carolina"). Carolina writes liability, physical damage and cargo insurance for the transportation industry, concentrating on long-haul trucking companies. Municipal bus lines, charter buses and school buses also make up a substantial part of Carolina's book of business. Carolina's business is obtained nationwide from approximately 120 agents and brokers who are compensated on a commission basis. In June 1995, Carolina began writing surety bonds through operations conducted by Monitor Surety Managers, Inc., an underwriting manager established by the Company. In December 1996, Carolina began writing directors and officers liability insurance through operations conducted by Monitor Liability Managers, Inc. Carolina is rated A by A.M. Best. Carolina's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $61,957,000 and $60,508,000, respectively.

Nautilus Insurance Company

         Nautilus Insurance Company ("Nautilus") was established in 1985 to insure E & S risks which involve a lower degree of expected severity than those covered by Admiral. Nautilus obtains its business nationwide from approximately 135 non-exclusive general agents, some of which also provide business to Admiral. A substantial portion of Nautilus' business is written on a binding authority basis, subject to certain contractual limitations. Nautilus is rated A by A.M. Best. Nautilus's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $56,538,000 at $36,081,000, respectively. Great Divide Insurance Company ("Great Divide"), a subsidiary of Nautilus, writes transportation risks, as well as other specialty lines, on an admitted basis.

Specialty Operations:  Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's specialty insurance operations:

                                                 1996       1995       1994       1993       1992
                                                -----      -----      -----      -----      -----
          General Liability                      35.9%      38.2%      42.2%      37.6%      39.3%
          Automobile Liability                   20.5       27.4       28.1       27.9       30.2
          Professional Liability                 12.3        7.1        6.3        6.3        4.9
          Directors and Officers Liability       10.2        9.2        5.8        4.0         --
          Fire and Allied Lines                   7.2        5.0        4.6        3.2        2.5
          Automobile Physical Damage              5.3        6.8        5.9        4.6        4.0
          Inland Marine                           1.7        2.1        1.8        1.7        2.0
          Other                                   6.9        4.2        5.3       14.7       17.1
                                                -----      -----      -----      -----      -----
          Total                                 100.0%     100.0%     100.0%     100.0%     100.0%
                                                =====      =====      =====      =====      =====

                               ALTERNATIVE MARKETS

         The Company's alternative markets operations specialize in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Typical clients are those who are driven by various factors to seek less costly and more efficient techniques to manage their exposure to claims. The Company's alternative markets segment consists of: excess workers' compensation insurance written by Midwest Employers Casualty Company ("Midwest"); reinsurance of alternative risk business; and insurance services operations which manage alternative market mechanisms.

Midwest Employers Casualty Company

         In November 1995, the Company acquired Midwest Employers Casualty Company ("Midwest"). Midwest markets and underwrites excess workers' compensation ("EWC") insurance. EWC insurance is marketed to employers and employer groups which have elected and have qualified or been approved by state regulatory authorities to self-insure their workers' compensation programs. EWC insurance provides coverage to a self-insured employer once the employers' losses exceed the employer's retention amount. Midwest offers a complete line of EWC products, including specific and aggregate EWC insurance policies and surety bonds. Midwest is rated A- by A.M. Best. Midwest's statutory surplus and statutory net premiums written as of December 31, 1996 and for the year then ended were $106,682,000 and $55,232,000, respectively.

Signet Star - Alternative Markets Division

         Signet Star Reinsurance Company's Alternative Markets Division specializes in providing custom designed reinsurance products and services to alternative markets ("ARM") clients, such as captive insurance companies, risk retention groups, public entity insurance trusts and governmental pools. ARM clients are generally self insured vehicles which provide insurance buyers with a mechanism for assuming part of their own risk, managing their exposures, modifying their loss costs and, ultimately, participating in the underwriting results. Signet Star has been an active reinsurer of ARM clients for over ten years and is considered to be one of the leading broker market reinsurers of ARM business. The Alternative Markets Division has access to substantial additional resources within the Company, which will enable it to concentrate and coordinate the Company's focus on this growing sector of the reinsurance market.

Insurance Services Operations

         The Company's insurance service operations offer a variety of products, which includes underwriting and claims administration and alternative insurance market mechanisms. In addition, subsidiaries of the Company provide agency and brokerage services to both affiliated and unaffiliated entities.

Berkley Administrators

         Berkley Administrators, a division of Tri-State headquartered in Minneapolis, Minnesota, provides risk management and administration services to its clients, including underwriting, loss control, policy issuance and claims handling. A significant portion of Berkley Administrators' present business is the administration of the Minnesota Workers' Compensation Assigned Risk Plan.

Berkley Risk Services, Inc.

         The Company acquired Berkley Risk Services, Inc. ("Berkley Risk") and its affiliated companies in 1988. Berkley Risk, based in Minneapolis, Minnesota, is a property casualty risk management firm which specializes in the development and administration of group and single-employer alternative insurance funding techniques. Subsidiaries of Berkley Risk also manage entities which provide liability insurance and claim adjusting services to public entities and not-for-profit organizations.

Key Risk Management Services, Inc.

         The Company acquired Key Risk Management Services, Inc. ("Key Risk") in 1994. Key Risk, based in Greensboro, North Carolina, is a property casualty risk management firm which specializes in management and administration of group self-insured funds. A significant portion of Key Risk's present business is the administration of the North Carolina Associated Industries Workers' Compensation Fund.

Berkley Risk Managers

         Berkley Risk Managers is a successor to a company acquired in 1990. Berkley Risk Managers, based in Somerset, New Jersey, is primarily involved in the development and administration of self-funded property casualty and health insurance programs primarily for municipalities and other governmental entities.

All American Agency Facilities, Inc.

         All American Agency Facilities, Inc., based in Denver, Colorado, provides wholesale brokerage and general agency services on a nationwide basis for unaffiliated insurance carriers as well as certain of the Company's insurance subsidiaries.

Berkley Care Network, Inc.

         The Company established Berkley Care Network, Inc. ("Berkley Care") in 1995. Berkley Care, based in Greensboro, North Carolina, is a managed health care company offering utilization review and case management services for workers' compensation carriers in North Carolina. It expects to expand the geographic scope of its operations over the next several years.

Alternative Markets Operations: Business

         The following table sets forth the percentages of revenues, by major source of business, of the alternative markets operations:

                                                    1996           1995          1994          1993           1992
                                                   -----          -----         -----         -----          -----
          Midwest Employers Casualty Company        48.8%          14.8%           --%           --%            --%
          Insurance Service operations              37.5           63.1          78.6          91.6          100.0
          Signet Star - Alternative Markets
            division                                13.7           22.1          21.4           8.4             --
                                                   -----          -----         -----         -----          -----

          Total                                    100.0%         100.0%        100.0%        100.0%         100.0%
                                                   =====          =====         =====         =====          =====

                            INTERNATIONAL OPERATIONS

         In 1995, the Company and Northwestern Mutual Life International, Inc. ("NML"), a wholly-owned subsidiary of The Northwestern Mutual Life Insurance Company, entered into a joint venture with respect to Berkley International LLC, a limited liability company. The Company agreed to contribute up to $65 million to Berkley International in exchange for a 65% membership interest and NML agreed to contribute up to $35 million to Berkley International in exchange for a 35% membership interest.

         Berkley International LLC owns 99.9916% of Berkley International Argentina S.A. ("Berkley S.A."), an Argentine holding company. Berkley S.A. owns the following property casualty insurance companies: 72.86% of La Union Gremial Compania de Seguros, S.A.; 80% of Independencia Compania Argentina de Seguros, S.A.; and 99.9667% of Berkley International Asegurdora de Riesgos de Trabajo S.A. In addition, Berkley S.A. owns 99.9167% of Risk Management Services S.A., which is third-party administrator.


                           RESULTS BY INDUSTRY SEGMENT

         Summary financial information about the Company's operating segments is presented on a GAAP basis in the following table (all amounts include realized capital gains and losses):

                                                                Year Ended December 31,
                                        ------------------------------------------------------------------
                                           1996           1995           1994          1993         1992
                                           ----           ----           ----          ----         ----
                                                                (Amounts in thousands)
Regional Insurance Operations (1)

 Total revenues                         $ 544,400      $ 478,547      $ 376,576      $316,448     $277,112
 Income before income taxes                37,745         40,486         26,669        29,993       26,605

 Reinsurance Operations (2)

 Total revenues                           236,967        212,876        187,304        86,962           --
 Income (loss) before income taxes         24,202         11,205        (14,977)          194           --

 Specialty Insurance Operations (2)

 Total revenues                           240,019        209,311        184,899       211,129      233,477
 Income before income taxes                57,828         43,781         37,452        52,651       38,953

 Alternative Markets Operations (2)

 Total revenues                           171,317        103,656         75,798        53,531       50,553
 Income before income taxes                32,541         10,254          7,068         8,058       11,101

International Operations

Total Revenues                             26,435          7,313             --            --           --
Loss Before Income Taxes                   (1,283)          (259)            --            --           --

(1) For the year ended December 31, 1995 the results of the Regional operations have been restated to reflect the international operations as a separate segment.

(2) Prior to July 1, 1993 the Reinsurance operations, including the alternative markets division, are included in Specialty insurance operations (see: "Other information about the Company's business").

         The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. Summary information for the Company's insurance companies and the insurance industry is presented in the following table (1):

                                                                           Year Ended December 31,
                                                      -------------------------------------------------------------
                                                       1996          1995           1994         1993          1992
                                                      -----         -----          -----        -----         -----
         Regional Insurance Operations
          Loss ratio                                   66.7%         65.1%          65.3%        67.1%         66.5%
          Expense ratio                                34.1          33.9           34.3         34.2          33.5
          Policyholders' dividend ratio                  .7            .9             .9           .9           1.0
                                                      -----         -----          -----        -----         -----
          Combined ratio                              101.5%         99.9%         100.5%       102.2%        101.0%
                                                      =====         =====          =====        =====         =====

          Reinsurance Operations (2)
          Loss ratio                                   74.3%         78.3%          87.9%        74.1%           --%
          Expense ratio                                30.0          26.4           27.1         31.4            --
                                                      -----         -----          -----        -----         -----
          Combined ratio                              104.3%        104.7%         115.0%       105.5%           --%
                                                      =====         =====          =====        =====         =====

          Specialty Insurance Operations (2)
          Loss ratio                                   67.7%         78.6%          77.6%        77.3%         84.3%
          Expense ratio                                31.0          28.3           26.0         26.8          25.9
                                                      -----         -----          -----        -----         -----
          Combined ratio                               98.7%        106.9%         103.6%       104.1%        110.2%
                                                      =====         =====          =====        =====         =====

          Alternative Markets Operations(2) (3)
          Loss ratio                                   74.8%         72.3%          72.5%        72.5%           --%
          Expense ratio                                34.7          31.9           27.7         21.0            --
                                                      -----         -----          -----        -----          -----
          Combined ratio                              109.5%        104.2%         100.2%        93.5%           --%
                                                      =====         =====          =====        =====          =====

          International Operations
          Loss ratio                                   49.7%         50.0%            --%          --%           --%
          Expense ratio                                49.9          58.3             --           --            --
                                                      -----         -----          -----        -----         -----
          Combined ratio                               99.6%        108.3%            --%          --%           --%
                                                      =====         =====          =====        =====         =====

          Combined Insurance Operations
          Loss ratio                                   68.7%         70.7%          73.7%        71.1%         73.7%
          Expense ratio                                33.1          31.3           30.8         31.7          30.6
          Policyholders' dividend ratio                  .4            .5             .5           .5            .6
                                                      -----         -----          -----        -----         -----
          Combined ratio                              102.2%        102.5%         105.0%       103.3%        104.9%
                                                      =====         =====          =====        =====         =====

          Combined Insurance Operations
          Premiums to surplus ratio (4)                 1.2           1.0            1.1           .8           1.0
                                                      =====         =====          =====        =====         =====

          Industry Ratios
         Combined ratio                               107.0% (5)    107.2% (6)     108.9% (6)   107.9% (6)    119.1% (6)
         Premiums to surplus ratio                      1.0  (5)      1.2  (7)       1.3  (7)     1.3  (7)      1.4  (7)

         (1)      Based on U.S. statutory accounting practices.

         (2) Results of the Company's Reinsurance operations prior to July 1, 1993, including the alternative markets division, are included in Specialty insurance operations. (see "Other information about the Company's business").

         (3) The Alternative Markets segments combined ratio reflects the underwriting results of Midwest, since November 1995, the date it was acquired, and the Signet Star Alternative Markets division from July 1, 1993. Midwest discounts its reserves for losses and loss expenses, and, accordingly, the annual change in the discount is reflected in the loss ratio.

         (4) Based on the Company's consolidated net premiums written to statutory surplus.

         (5)      Estimated by A.M. Best

         (6)      Source: A.M. Best Aggregates & Averages, for stock companies.

         (7)      Source: A.M. Best Aggregates & Averages, for total industry.

Investments

         Investment results before income tax effects were as follows:

                                       1996            1995           1994            1993           1992
                                       ----            ----           ----            ----           ----
                                                             (Amounts in thousands)
Average investments, at cost        $2,538,806      $2,081,547     $1,853,030      $1,584,763     $1,358,366
                                    ==========      ==========     ==========      ==========     ==========
Investment income,
    before expenses                 $  171,047      $  143,527     $  115,619      $   98,368     $   96,960
                                    ==========      ==========     ==========      ==========     ==========
Percent earned on
    average investments                    6.7%            6.9%           6.2%            6.2%           7.1%
                                    ==========      ==========     ==========      ==========     ==========

Realized gains (losses)             $    7,437      $   10,357     $     (170)     $   23,523     $    3,356
                                    ==========      ==========     ==========      ==========     ==========

Change in unrealized investment
    gains (losses) (1)              $  (22,409)     $  142,475     $ (124,756)     $   13,556     $    7,743
                                    ==========      ==========     ==========      ==========     ==========


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

                                                       December 31,
                                    -------------------------------------------------
                                     1996       1995       1994       1993       1992
                                    -----      -----      -----      -----      -----
1 year or less                        3.1%       4.2%       4.0%       3.5%       3.1%
Over 1 year through 5 years          20.7       17.9       27.6       34.0       32.5
Over 5 years through 10 years        25.0       29.4       21.4       22.8       19.2
Over 10 years                        27.1       26.2       27.0       27.5       27.3
Mortgage-backed securities           24.1       22.3       20.0       12.2       17.9
                                    -----      -----      -----      -----      -----
Total                               100.0%     100.0%     100.0%     100.0%     100.0%
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

         In examining reserve adequacy, historical data is reviewed and consideration is given to such factors as legal developments, changes in social attitudes and economic conditions, including the effects of inflation. The actuarial process relies on the basic assumption that past experience, judgmentally adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Reserve amounts are necessarily based on management's informed estimates and judgments using data currently available. As additional experience and other data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to reserves for insured events of prior years. The reserving process implicitly recognizes the impact of inflation and other factors affecting loss costs by taking into account changes in historic claim patterns and perceived trends. There is no precise method to evaluate the impact of any specific factor on the adequacy of reserves, because the ultimate cost of closing claims is influenced by numerous factors.

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

         Due to the nature of EWC business and the long period of time over which losses are paid in this line of business, the Company discounts its liabilities for EWC losses and loss expenses. Discounting liabilities for losses and loss expenses gives recognition to the time value of money set aside to pay claims in the future and is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from Midwest's loss payout experience and is supplemented with data compiled by insurance companies writing workers' compensation on an excess-of-loss basis. The expected payout pattern has a very long duration because it reflects the nature of losses which generally penetrate self-insured retention limits contained in EWC policies. The Company has limited the expected payout duration to 30 years in order to introduce an additional level of conservatism into the discounting process. These liabilities have been discounted using "risk-free" discount rates determined by reference to the U.S. Treasury yield curve weighted for EWC premium volume to reflect the seasonality of the anticipated duration of losses associated with such coverages. The average discount rate for accident years 1996 and 1995 and prior was approximately 5.90% and 5.80%, respectively. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $172,415,000 and $152,235,000 at December 31, 1996 and 1995, respectively.

         To date, known pollution and environmental claims at the Company's insurance company subsidiaries have not had a material impact on the Company's operations. Environmental claims have not materially impacted the Company because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

         The Company's net reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $35.2 million and $30.8 million at December 31, 1996 and 1995, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $71.9 million and $59.4 million at December 31, 1996 and 1995, respectively. Net incurred losses and loss expenses for reported pollution and environmental claims were approximately $6.9 million, $8.0 million and $5.6 million in 1996, 1995 and 1994, respectively. Net paid losses and loss expenses has averaged approximately $3 million for each of the last three years. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is highly uncertain.

         The table below provides a reconciliation of the beginning and ending reserve balances, on a gross of reinsurance basis (dollars in thousands):

                                                       1996             1995             1994
                                                       ----             ----             ----
Net reserves at beginning of year                  $ 1,209,250      $   895,440      $   783,218
                                                   -----------      -----------      -----------
Net reserves of acquired companies                          --          191,963               --
Net provision for losses and loss expenses:
  Claims occurring during the current year (1)         675,674          580,594          493,418
  Decrease in estimates for claims occurring
    in prior years                                     (15,219)          (9,596)          (7,269)
Amortization of discount                                 8,705               --               --
                                                   -----------      -----------      -----------
                                                       669,160          570,998          486,149
                                                   -----------      -----------      -----------
         Net payments for claims
           Current year                                280,565          228,100          187,295
           Prior years                                 264,723          221,051          186,632
                                                   -----------      -----------      -----------
                                                       545,288          449,151          373,927
                                                   -----------      -----------      -----------
Net reserves at end of year                          1,333,122        1,209,250          895,440
Ceded reserves at end of year (2)                      449,581          450,770        1,175,446
                                                   -----------      -----------      -----------
Gross reserves at end of year                      $ 1,782,703      $ 1,660,020      $ 2,070,886
                                                   ===========      ===========      ===========

         A reconciliation, as of December 31, 1996, between the reserves reported in the accompanying consolidated financial statements which have been prepared in accordance with GAAP and those reported on a SAP basis is as follows (in thousands):

Net reserves reported on a SAP basis                                $ 1,380,961
Additions (deductions) to statutory reserves:
  Loss reserve discounting (3)                                          (64,179)
  Outstanding drafts reclassified as reserves                            16,340
                                                                    -----------
Net reserves reported on a GAAP basis                                 1,333,122
  Ceded reserves reclassified as assets                                 449,581
                                                                    -----------
Gross reserves reported on a GAAP basis                             $ 1,782,703
                                                                    ===========

(1) Claims occurring during the current year is net of discount of $28,885,000 and $708,000 for the years ended December 31, 1996 and 1995, respectively.

(2) The 1995 decline in ceded reserves is due to the sale of North Star Reinsurance Company (see: "Other information about the Company's business").

(3) For statutory purposes, Midwest uses a discount rate of 3.0% as permitted by the Department of Insurance of the State of Ohio. For GAAP purposes, Midwest uses a discount rate based on the U. S. Treasury yield curve weighted for the expected payout period, as described above.

         The table on page 16 presents the development of net reserves for 1986 through 1996. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

         The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1986 reserves have developed a $47 million deficiency over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above.

         It should be noted that the table presents a "run off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1986 is reserved for $2,000 as of December 31, 1986. Assuming this claim was settled for $2,300 in 1996, the $300 deficiency would appear as a deficiency in each year from 1986 through 1995.

                                                       Year Ended December 31,
                                                       -----------------------
                                      1986    1987   1988   1989   1990   1991   1992   1993     1994     1995     1996
                                     -----    ----   ----   ----   ----   ----   ----  ------   ------   ------   ------
                                                        (Amounts in millions)
Discounted net reserves for losses
  and loss expenses                  $ 303    $423   $531   $611   $643   $680   $710  $  783   $  895   $1,209    1,333

Reserve discounting                     --      --     --     --     --     --     --      --       --      152      172
Undiscounted net reserve
  for loss and loss
  expenses                             303     423    531    611    643    680    710     783      895    1,361    1,505

Net Re-estimated as of:
One year later                         300     419    524    605    635    676    704     776      885    1,346
Two years later                        309     413    518    599    632    659    694     775      872
Three years later                      309     405    513    596    620    650    665     744
Four years later                       311     402    511    587    612    637    655
Five years later                       311     402    505    581    603    631
Six years later                        312     401    510    585    588
Seven years later                      324     405    514    574
Eight years later                      330     418    507
Nine years later                       349     414
Ten years later                        350

Cumulative redundancy
  (deficiency) undiscounted            (47)      9     24     37     55     49     55      39       23       15   $   --
                                     =====    ====   ====   ====   ====   ====   ====  ======   ======   ======   ======

Cumulative amount of
  net liability paid
  through:
One year later                       $  90    $ 91   $114   $158   $139   $160   $169  $  186   $  221   $  265
Two years later                        138     152    217    234    235    264    275     221      355
Three years later                      176     201    262    294    304    332    306     291
Four years later                       188     225    295    334    345    346    344
Five years later                       203     244    315    358    377    371
Six years later                        213     256    331    380    395
Seven years later                      221     268    348    392
Eight years later                      231     282    357
Nine years later                       244     289
Ten years later                        250

Discounted net Reserves                                                                   783      895    1,209    1,333

Ceded Reserves                                                                          1,233    1,176      451      450
                                                                                       ------   ------   ------   ------
Discounted gross Reserves                                                               2,016    2,071    1,660    1,783
Reserve discounting                                                                        --       --      192      216
                                                                                       ------   ------   ------   ------
Gross reserve                                                                           2,016    2,071    1,852    1,999
                                                                                       ======   ======   ======   ======


Gross Re-estimated as of
  One year later                                                                        2,010    2,043    1,827
  Two years later                                                                       1,966    2,026
  Three years later                                                                     1,955
Gross cumulative redundancy                                                                61       45       25
                                                                                       ======   ======   ======

Regulation

         The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, the Company's regional property casualty subsidiaries as well as Carolina, Great Divide and Midwest must file all rates for personal and commercial insurance with the insurance department of each state in which they operate. The Company's E&S and reinsurance subsidiaries generally operate free of rate and form regulation.

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

         The Company receives funds from its insurance subsidiaries in the form of dividends and fees for certain management services. Annual dividends in excess of maximum amounts prescribed by state statutes ("extraordinary dividends") may not be paid without the approval of the insurance commissioner of the state in which an insurance subsidiary is domiciled. The NAIC has proposed and certain states have adopted legislation that lowers the threshold amount for determining what constitutes an extraordinary dividend. Such legislative changes could make it more difficult for insurance subsidiaries to pay dividends to their parents. Similarly, the NAIC has proposed a new model investment law that may affect the statutory carrying values of certain investments; however, the final outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have on the Company or whether the proposal will be adopted in the foreseeable future.

Tax Law Changes

         There were no tax law changes in 1996 that significantly affected the Company.

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

         Signet Star's competition comes from domestic and foreign reinsurers, some of which have greater financial resources than Signet Star who place their business either on a direct basis or through the broker market.

         The E & S area is a highly specialized segment of the insurance industry. Admiral and Nautilus compete with other E & S carriers, some of which are larger and have greater resources than Admiral and Nautilus. Under certain market conditions, standard carriers may compete for the types of business written by Admiral and Nautilus. In addition, there are regional and specialty carriers competing with Admiral and Nautilus when they underwrite business in their regions or specialties.

         Carolina and Great Divide's competition comes mainly from other specialty transportation insurers and large national multi-line companies.

         Midwest's competition comes from insurance and reinsurance companies, some of which have greater financial resource than Midwest. Most of theses carriers write specific EWC coverage, do not offer aggregate EWC coverage and tend to focus on risks larger than those targeted by Midwest. In addition, Midwest competes with other specialty EWC insurers.

         The insurance services operations face competition from several large nationally known service organizations as well as local competitors.

Employees

         As of February 28, 1997, the Company employed 3,473 persons. Of this number, the Company's subsidiaries employed 3,432 persons, of whom 2,086 were executive and administrative personnel and 1,346 were clerical personnel. The Company employed the remaining 41 persons in its parent company and investment operations, of whom 34 were executive and administrative personnel and 7 were clerical personnel.

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

         The Company currently does not engage in material operations in foreign countries nor is a material portion of its revenues derived from customers in foreign countries. In 1995, the Company entered into a joint venture to acquire insurance and insurance related operations outside the United States (see "International Operations"). However, the Company's insurance subsidiaries regularly purchase a portion of their catastrophe reinsurance coverage from foreign reinsurers, including syndicate members of Lloyd's of London. While Queen's Island is domiciled in Bermuda, to date its business has exclusively been reinsurance of its domestic affiliates.

         In January 1997 Berkley International LLC entered into a joint venture in the Philippines. The initial contribution to this new joint venture was approximately $10 million ($6.5 million of which was contributed by the Company).

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

         On December 31, 1995, the Company purchased General Re's interest in Signet Star by issuing to General Re 458,667 shares of Series B Cumulative Redeemable Preferred Stock of the Company having an aggregate liquidation preference of $68,800,000, which was redeemed in 1996. In addition, the Company guaranteed a senior subordinated promissory note of Signet Star which was issued to General Re in exchange for the convertible note which General Re held. As part of this transaction, Signet Star sold to General Re Signet Star Reinsurance Company and renamed Signet Reinsurance Company, Signet Star Reinsurance Company.

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

ITEM 2.    PROPERTIES

         The Company and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. Such owned property is as follows:

         Location                       Company                       Size (sq. ft.)
         --------                       -------                       --------------
         Cherry Hill, New Jersey        Admiral                           42,000
         Grand Forks, North Dakota      American West                     10,000
         Jacksonville, Florida          Carolina (1)                      19,000
         Lincoln, Nebraska              Union                             43,000
         Lincoln, Nebraska              Continental Western               20,000
         Luverne, Minnesota             Tri-State                         33,000
         Meridian, Mississippi          Great River                       30,000
         Scottsdale, Arizona            Nautilus                          34,000
         Urbandale, Iowa                Continental Western               80,000
         Westbrook, Maine               Acadia                            54,000

(1) Presently leased to a third party

         In addition, the Company and its subsidiaries lease office facilities in various other cities under leases with varying terms and expiration dates.

ITEM 3.    LEGAL PROCEEDINGS

         Claims under insurance policies written by the Company's insurance subsidiaries are investigated and settled either by claims adjusters employed by them, by their independent agents or by independent adjusters. Each subsidiary employs a staff of claims adjusters at its home office and at some regional offices. Some independent agents may have the authority to settle small claims. Independent claims adjusting firms are used to assist in handling various claims in areas where insurance volume does not warrant the maintenance of a staff adjuster. If a claim or loss cannot be settled and results in litigation, the subsidiary generally retains outside counsel.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1996 to a vote of holders of the Company's Common Stock.

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

                                                                     Common
                                         Price Range              Dividends Paid
                                         -----------              --------------
                                     High           Low             Per Share
                                     ----           ---             ---------
1996:
 Fourth Quarter                    $ 53 1/2       $ 45             $ .13   cash
 Third Quarter                       47             40 1/2         $ .13   cash
 Second Quarter                      46 3/4         41 1/2         $ .13   cash
 First Quarter                       53 3/4         45 1/4         $ .12   cash

1995:
 Fourth Quarter                    $ 55 1/2       $ 43             $ .12   cash
 Third Quarter                       47             35 1/2         $ .12   cash
 Second Quarter                      39             35             $ .12   cash
 First Quarter                       39 5/8         34 1/2         $ .11   cash


         The closing price on March 4, 1997, as reported on the NASDAQ National Market System, was $54.25 per share. The approximate number of record holders of the Common Stock on March 4, 1997 was 881.

         On December 20, 1996, the W.R. Berkley Capital Trust (the "Trust") issued for cash $210,000,000 of 8.197% Company obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debt securities (the "Capital Securities") representing preferred beneficial interests in the Trust. The Company is the owner of the beneficial interests represented by the common securities of the Trust. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds in the 8.197% Junior Subordinated Deferrable Interest Debentures issued by the Company. The Capital Securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 144A, or to institutional "accredited investors" (as defined in Rule 501
(a) (1), (2), (3) or (7) under the Securities Act.) See Note 5 of "Notes to Consolidated Financial Statements."

ITEM 6.    SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 1996

                                                              Year Ended December 31,
                                     -----------------------------------------------------------------------
                                         1996           1995           1994           1993           1992
                                         ----           ----           ----           ----           ----
                                                  (Amounts in thousands, except per share data)
Net premiums written                 $ 1,052,511    $   860,421    $   717,933    $   537,646    $   417,678
Net premiums earned                      981,221        803,336        655,038        501,433        416,003
Net investment income                    164,490        137,332        109,683         92,773         91,629
Management fees and commissions           69,246         68,457         64,536         54,027         54,734
Realized investment gains (losses)         7,437         10,357           (170)        23,523          3,356
Other income                               2,772          2,461          1,703          1,550          1,478
Total revenues                         1,225,166      1,021,943        830,790        673,306        567,200
Interest expense                          31,963         28,209         27,601         25,275         19,266

Income before Federal
  income taxes                           115,049         82,747         30,774         61,364         54,521
Federal income tax (expense)
    benefit                              (25,102)       (17,554)         1,552         (9,181)        (8,041)
Income before minority interest
  and change in accounting                89,947         65,193         32,326         52,183         46,480
Minority interest                            316         (4,311)         2,768           (596)            --
Cumulative effect of change
 in accounting principle                      --             --             --             --          5,902
Net income before preferred
    dividends                             90,263         60,882         35,094         51,587         52,382
Preferred dividends                       13,909         11,062         10,356             --             --
Net income attributable to
  common stockholders                     76,354         49,820         24,738         51,587         52,382

Data per common share:
  Income before change
    in accounting principle                 3.84           2.86           1.44           2.87           2.59
  Net income                                3.84           2.86           1.44           2.87           2.92
  Stockholders' equity (1)                 37.69          35.39          26.68          30.36          26.33
  Cash dividends declared            $       .52    $       .48    $       .44    $       .40    $       .36
Weighted average shares
    outstanding                           19,861         17,414         17,182         17,946         17,942

Investments (1)                      $ 2,938,190    $ 2,588,346    $ 1,901,715    $ 1,748,702    $ 1,396,082
Total assets                           4,073,264      3,618,684      3,582,291      3,337,705      1,953,294

Reserves for losses
  and loss expenses                    1,782,703      1,660,020      2,070,886      2,016,348        995,247
Long-term Debt                           390,104        319,287        331,002        330,722        205,001
Company obligated mandatorily
  redeemable preferred securities
  of a subsidiary trust holding
  solely junior subordinated debt
  securities                             207,901             --             --             --             --
Stockholders' equity (1)                 879,732        929,815        597,601        526,281        474,396

(1) Investments and stockholders' equity reflect the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. Included in the calculation of common stockholders' equity per share are unrealized investments gains (losses), net of federal income taxes, of $31,075,000, $48,450,000, ($33,973,000) and $36,450,000
      as of December 31, 1996, 1995, 1994 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                Industry Overview


         The demand for insurance can be characterized as fairly stable and is influenced primarily by general economic conditions, while the supply of insurance is directly related to available capacity, i.e., the level of policyholders' surplus employed in the industry and the willingness of insurance management to risk that capital. In general, it is believed that the amount of available capacity changes as the perceived rate of return on capital employed fluctuates based on the adequacy of premium rates and available investment returns. The adequacy of premium rates is affected mainly by the severity and frequency of claims which are influenced by many factors including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact policy rates. These factors can have a significant impact on the ultimate adequacy of premium rates because a property casualty insurance policy is priced before its costs are known, as premiums usually are determined long before claims are reported. Over the past several years a trend of increasing price competition, combined with an increase in the number and size of catastrophic losses, has produced a reduction in underwriting profitability for the Company and the industry.


             Operating Results for the Year Ended December 31, 1996
                as Compared to the Year Ended December 31, 1995

         Net income attributable to common stockholders ("Net Income") for 1996 was $76 million, or $3.84 per share, compared with 1995 earnings of $50 million, or $2.86 per share. The 1996 results include after-tax realized investment gains of $5 million, or $.24 per share, compared with $6 million, or $.36 per share for 1995.

         Net premiums written in 1996 grew 22% to $1,053 million from $860 million written during 1995 due to increases recorded by all segments of our operations. Premiums written by the regional segment grew by 13% to $531 million from $471 million written during 1995. Regional net premiums written grew by 16% excluding business assumed from national workers' compensation pools. The majority of this growth was due to new operations which the Company has established during the past five years. Premiums written by the reinsurance segment grew by 11% to $218 million from $196 million written during 1995. The growth in reinsurance premiums written was substantially due to the start-up of a Latin American and Caribbean division and increases in business written by the Fidelity and Surety division. Premiums written by the specialty segment grew by 26% to $202 million from $161 million. The growth in specialty premiums written is due to an increase in business written by Admiral and Monitor as well as increases in the amount of business retained by Admiral, Monitor and Nautilus. These increases more than offset a decline in premiums written by Carolina Casualty. Premiums written by the alternative markets segment grew by $50 million to $76 million. This increase is due to the inclusion of results of Midwest Employers Casualty Company ("MECC"), which was acquired in November 1995. Premiums written by the international segment grew by $19 million to $25 million. The increase in premiums written is due to the inclusion of our primary insurance operations in Argentina, which were acquired in 1995, for a full year and the start up of an Argentine operation in 1996. As a result of this start up operation, the Company expects the international operation to sustain a loss in 1997. Such loss is not expected to have a material adverse impact on the Company's results of operations.

         Pre-tax net investment income increased to $164 million from $137 million earned in 1995. Approximately three-fourths of this increase was due to the inclusion of the results of MECC. The remainder of this increase was due to the increase in average investable assets generated by cash flow from operations which more than offset the effects of lower yields available in the financial markets (see "Liquidity and Capital Resources").

         Management fees and commissions consist primarily of fees earned by the alternative markets segment. Management fees and commissions were basically unchanged for 1996 as market conditions, particularly in workers' compensation insurance, inhibited growth.

         Realized gains from the sale of fixed income securities result primarily from the Company's strategy of rebalancing the asset and liability duration relationship; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1996 realized gains resulted form the sale of equity securities, whereas in 1995 the majority of realized gains were from the sale of fixed income securities.

         The consolidated combined ratio (on a statutory basis) of the Company's insurance operations decreased to 102.2% in 1996 from 102.5% in 1995 due to an improvement in the consolidated loss ratio which was partially offset by an increase in the consolidated expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 68.7% from 70.7% primarily due to improved losses at certain specialty companies resulting from a change in mix of business partially offset by greater catastrophe losses impacting the regional companies.

         Other operating costs and expenses, which consists of the expenses of the Company's insurance and alternative markets segments as well as the Company's corporate and investment expenses, increased by 20% to $409 million from $340 million recorded in 1995. The increase in other operating costs is primarily due to substantial growth in premium volume in all segments of the Company's business, which in turn results in an increase in underwriting expenses. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 33.1% for the 1996 period from 31.3% for the comparable 1995 period. The underwriting expense ratio increased primarily due to increased commissions expense in certain specialty and reinsurance segments.

         Interest expense increased due to the January 1996 issuance of $100 million of long-term debt. In addition, in December 1996, the Company issued $210 million of Company obligated manditorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debt securities (see "Liquidity and Capital Resources").

         The Federal income tax provision resulted in an effective tax rate of 22% in 1996 and 21% in 1995. The tax rate is lower than the statutory tax rate of 35% because a substantial portion of investment income is tax-exempt. The increase in the effective tax rate in 1996 is due primarily to a decrease in the percentage of pre-tax income that is tax-exempt.

         In December 1995, the Company purchased all the remaining outstanding common stock of Signet Star Holdings. As a result of this acquisition, the minority interest in 1996 was solely related to international operations.

         Preferred dividends increased as a result of the December 1995 issuance of Series B Cumulative Redeemable Preferred Stock (see "Liquidity and Capital Resources").

             Operating Results for the Year Ended December 31, 1995
                as Compared to the Year Ended December 31, 1994

         Net Income for 1995 was $50 million, or $2.86 per share, compared with 1994 earnings of $25 million, or $1.44 per share. The 1995 results include after-tax realized investment gains of $6 million or $.36 per share, compared with after-tax realized investment losses of $86,000 or $.01 per share recorded in 1994.

         Net premiums written in 1995 grew by 20% to $860 million from $718 million written during 1994 due to increases recorded by all five segments of our operations. Premiums written by the regional segment grew by 22% in 1995 to $471 million compared to $387 million written during 1994. Approximately 60% of the growth was from three operations which the Company established in 1992 and 1993. The balance of this increase primarily results from the expansion by the regional operations into new markets. Premiums written by the reinsurance segment grew by 11% to $196 million from $177 million written during 1994. The growth in reinsurance premiums written was mainly due to growth in facultative and fidelity and surety premiums written. Premiums written by the specialty segment grew by 19% in 1995 to $161 million from $135 million in 1994. The growth in the specialty premiums written is due mainly to decreases in the amounts of business ceded to unaffiliated reinsurers. Premiums written by the alternative markets segment grew by 30% in 1995, to $26 million from $20 million in 1994. The growth in this segment's premiums written is due to the inclusion of Midwest, which was acquired in November 1995, and modest premium growth recorded by Signet Star's alternative markets division.

         Net investment income increased, on a pre-tax basis, to $137 million from $110 million earned in 1994. The higher level of investment earnings is due primarily to growth in investable assets generated by an increase in cash flow from operations and increased portfolio yields. The pre-tax yield of the portfolio increased as a result of a change in the mix of fixed maturity investments, an increase in the duration of the portfolio and an increase in trading account profits (see "Liquidity and Capital Resources").

         Management fees and commissions consists primarily of fees and commissions earned by the alternative markets operating units. These fees and commissions grew by 6% to $68 million in 1995 from $65 million earned in 1994. This increase was due mainly to the inclusion of a full year's results for Key Risk Services, Inc. which was acquired in May 1994, as well as fees earned by Berkley Care Network which the Company established in June 1995. These increases were partially offset by a restructuring of one alternative markets operating unit.

         The consolidated combined ratio (on a statutory basis) of the Company's insurance operations decreased to 102.5% in 1995 from 105.0% (101.9% before the Northridge Earthquake) in 1994 due to an improvement in the consolidated loss ratio which was partially offset by a slight increase in the expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 70.7% from 73.7%, primarily due to the effect of the Northridge Earthquake, which significantly impacted 1994 results. This improvement was partially offset by an increase in the frequency and severity of losses incurred by our commercial transportation unit.

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

                         Liquidity and Capital Resources

General

         The Company's subsidiaries are highly liquid, receiving substantial cash from premiums, investment income, management fees and proceeds from sales and maturities of portfolio investments. The principal outflows of cash are payments of claims, taxes, interest and operating expenses. The net cash provided from operating activities (before trading account transactions) was $243.8 million in 1996 and $206.6 million in 1995. The increase in cash flow in 1996 was due primarily to additional cash flow generated by the acquisition of MECC and the increase in premium volume previously discussed.

         As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. The Company is obligated to service its debt, pay consolidated Federal income taxes and pay its expenses. Tax payments and management fees from the insurance subsidiaries are made under agreements which generally are subject to approval by state insurance departments. Maximum amounts of dividends that can be taken without regulatory approval are prescribed by statute; to date, cash dividends have not required regulatory approval (See Note 14 of "Notes to Consolidated Financial Statements").

Financing Activity

         In January 1994, the Company issued 6 million depository shares each representing a one-sixth interest in a share of 7.375% Series A Cumulative Redeemable Preferred Stock and received net proceeds of approximately $145 million. A portion of the proceeds of this offering were contributed to the start-up insurance subsidiaries to support their growth.

         In October 1995, the Company issued 3,450,000 shares of common stock, par value $.20 per share and received net proceeds of approximately $145 million which was used to finance the acquisition of MECC.

         On December 31, 1995, in connection with the acquisition of the remaining 40% of Signet Star, the Company issued to General Reinsurance Corporation (General Re), 458,667 shares of Series B Cumulative Redeemable Preferred Stock having an aggregate liquidation preference of $68,800,000. The Series B Preferred Stock had a dividend rate increasing up to 6% during the first twelve months. In addition, the Company guaranteed a senior subordinated promissory note of Signet Star in the principal amount of $35,793,085, which matures July 1, 2003 and bears interest at the rate of 6.5%. This note was issued to General Re in exchange for the convertible note previously held by General Re. In November 1993, Signet Star borrowed the maximum amount available under its revolving credit facility and used the proceeds to redeem senior notes issued in connection with the July 1, 1993 acquisition. The revolving credit facility was repaid on January 19, 1996 as discussed below.

         On January 19, 1996, the Company issued $100 million of 6.25%, ten-year notes which are not redeemable until maturity and utilized a portion of the proceeds to retire $28.4 million of Signet Star's bank debt. In addition, a portion of the proceeds were used to retire $28 million of Series B Preferred Stock. The balance of the proceeds from all of the above-mentioned offerings of securities is available for acquisitions, working capital and other general corporate purposes.

         On December 19, 1996, the Company issued $210 million of 8.197%, Company obligated manditorily redeemable preferred securities of a trust holding solely junior subordinated debt securities ("Capital Trust Securities") and utilized $38.4 million of the proceeds to retire the remaining outstanding shares of the Series B Preferred Stock. In addition, during December 1996 and January 1997 the Company utilized $39.2 million of the proceeds to retire 252,273 shares of the Series A Preferred Stock and placed $115.8 million in a trust which will be used to service the remaining outstanding Series A Preferred Stock. The Company expects the proceeds of the trust will be utilized to redeem the Series A Preferred Stock on January 25, 1999. The balance of the proceeds is available for acquisitions, working capital and other general corporate purposes.

         In March 1995, the Company purchased 117,000 shares of Common Stock for approximately $4.1 million. During 1996, the Company purchased 575,000 shares of its Common Stock for approximately $24.2 million. On April 19, 1996, the Board of Directors authorized the Company to purchase an additional 1,000,000 shares of Common Stock. As a result of the above, approximately 759,000 shares remain under the current authorization.


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

         The investment portfolio, valued on a cost basis, grew in 1996 by $374.9 million to approximately $2,882.9 million primarily due to the combined effects of net cash flow from operations and the financing activities discussed above.

         During 1996, the Company invested approximately $90.8 million of its available cash inflow in equity securities, $56.6 million in state and municipal bonds and $52.7 million in mortgage-backed securities. At December 31, 1996, the portion of the portfolio invested in tax-exempt securities was 29% (31% in 1995); U.S. Government securities and cash equivalents comprised 27% (24% in
1995); mortgage-backed securities were 19% (19% in 1995); corporate fixed maturity securities were 14% (15% in 1995), and equity securities represented the balance.

Federal Income Taxes

         The Company files a consolidated Federal income tax return. At December 1996, the Company had a deferred tax liability of $48.6 million, which results primarily from unrealized investment gains and intangible assets, and a deferred tax asset of $44.6 million, which results primarily from the discounting of loss reserves for Federal income tax purposes.

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

Reinsurance

         The Company follows the customary industry practice of reinsuring a portion of its exposures, paying to reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with substantial, financially sound carriers. The Company has established reserves for uncollectible reinsurance.

                               Regional Operations

         In 1996, Continental Western and Clermont Specialty Managers, Ltd., formerly Habitational Division of Firemen's generally retained $475,000 on individual risks while the Company's other regional subsidiaries generally retained $400,000 on individual risks. In 1997, all regional subsidiaries will generally retain $300,000 on individual risks. The regional group also maintained catastrophe reinsurance protection for approximately 95% of weather-related losses above $3 million per occurrence ($6 million in 1997) up to a maximum of $34 million. In addition the Company carried additional aggregate catastrophe protection of $17.5 million in excess of $8 million for storms exceeding $500,000. In 1997, the aggregate catastrophe protection is:
$13.5 million in excess of $4 million for storms exceeding $500,000; $5 million in excess of $6.5 million for storms exceeding $1.0 million; and $4.5 million in excess of $7 million for storms exceeding $1.5 million.

                             Reinsurance Operations

         Signet Star's catastrophe retrocession program provides coverage for property losses in three layers as follows: (i) 100% of $7.0 million in excess of $6.5 million per occurrence; (ii) 95% of $9.0 million in excess of $13.5 million per occurrence; and (iii) 90% of $7.5 million in excess of $22.5 million per occurrence. In 1996, Signet Star had retrocession coverage for its casualty facultative business for up to 20% of $5.0 million per certificate. In 1997, Signet Star has a variable quota share program on its casualty facultative business with retentions varying from a low of $425,000 up to $2.5 million depending on the certificate limit. These coverages apply to Signet Star's individual certificate business only. During 1996, Signet Star had retrocession coverage for its fidelity and surety business for approximately 86.5% (100% in 1997) of each loss up to $2.5 million in excess of $750,000 per occurrence. In 1997, Signet Star purchased an additional layer of 79.5% of each loss up to $2.5 million in excess of $3.25 million per occurrence for its fidelity and surety business.

                              Specialty Operations

         Admiral's retention in 1996 was $175,000 per risk for most classes of business and $5.0 million, per insured, for business written by Monitor Liability Managers. In addition, in 1996 Admiral's Directors and Officer coverage also included additional protection on an aggregate basis. Nautilus generally retained $140,000 per risk in 1996 and Carolina maintained its retention at $300,000 on liability exposures.

                         Alternative Markets Operations

         Midwest's retention is generally $1 million per occurrence above the self insured's underlying retention.

                            International Operations

         The international operations generally retained $50,000 to $250,000 per occurrence.

Capitalization

         For the year ended December 31, 1996, the purchase of common and preferred stock discussed above under "Financing Activity", and the decline in unrealized investment gains more than offset the increase in retained earnings. This resulted in a decrease in stockholders' equity of approximately $50 million. In addition, as a result of the issuance of the Capital Trust Securities the total amount of capital employed in the business grew to $1,478 million. Accordingly, the percentage of the Company's capital attributable to long-term debt was 26% at December 31, 1996 and December 31, 1995.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Index to Financial Statements                                               Page
-----------------------------                                               ----

W. R. Berkley Corporation and Subsidiaries:

         Independent auditors' report                                        31

         Consolidated balance sheets, December 31, 1996 and 1995             32

         Consolidated statements of operations, years ended
           December 31, 1996, 1995, and 1994                                 33

         Consolidated statements of stockholders' equity, years
           ended December 31, 1996, 1995, and 1994                           34

         Consolidated statements of cash flows, years ended
           December 31, 1996, 1995, and 1994                                 35

         Notes to consolidated financial statements                          36

                          Independent Auditors' Report


Board of Directors and Stockholders
W. R. Berkley Corporation

We have audited the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W. R. Berkley Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 1994, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1993 and 1992 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. W. R. Berkley Corporation adopted the provisions of the Financial Accounting Standards Board's statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" in 1992 and the provisions of SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities" on December 31, 1993.

In our opinion, the information set forth in the selected financial data for each of the years in the five-year period ended December 31, 1996, appearing on page 22, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.


                                                        KPMG Peat Marwick LLP



New York, New York
February 21, 1997

                   W. R. Berkley Corporation and Subsidiaries

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
                    (Dollars in thousands, except share data)

                                                                                1996           1995
                                                                            -----------    -----------
Assets
Investments:
  Invested cash                                                             $   327,193    $   196,732
  Fixed maturity securities:
    Held to maturity, at cost (fair value
       $208,232 and $176,193)                                                   204,234        169,078
    Available for sale at fair value (cost $2,012,911 and $1,894,451)         2,045,254      1,959,910
  Equity securities, at fair value:
    Available for sale (cost $78,435 and $92,472)                                93,900        101,551
    Trading account (cost $260,167 and $155,301)                                267,609        161,075
Cash                                                                             19,292         10,185
Premiums and fees receivable                                                    256,441        231,093
Due from reinsurers                                                             427,419        423,626
Accrued investment income                                                        34,577         34,373
Prepaid reinsurance premiums                                                     70,057         77,656
Deferred policy acquisition costs                                               119,157         89,517
Real estate, furniture & equipment at cost, less accumulated depreciation       116,303         77,016
Excess of cost over net assets acquired                                          73,404         69,600
Other assets                                                                     18,424         17,272
                                                                            -----------    -----------
                                                                            $ 4,073,264    $ 3,618,684
                                                                            ===========    ===========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                     $ 1,782,703    $ 1,660,020
  Unearned premiums                                                             514,213        450,522
  Due to reinsurers                                                              71,352         65,798
  Deferred Federal income taxes                                                   4,013         14,363
  Other liabilities                                                             210,916        169,080
                                                                            -----------    -----------
                                                                              2,583,197      2,359,783
                                                                            -----------    -----------
Long-term debt                                                                  390,104        319,287
                                                                            -----------    -----------
Company obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debt
  securities                                                                    207,901             --
Minority interest                                                                12,330          9,799
                                                                            -----------    -----------
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
       7 3/8% Series A Cumulative Redeemable Preferred
         Stock 930,807 and 1,000,000 shares issued and outstanding                   93            100
       Series B Cumulative Redeemable Preferred Stock
         458,667 shares issued and outstanding in 1995                               --             46
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
      outstanding, net of treasury shares,
      19,635,976 and 20,168,167 shares                                            4,854          4,854
  Additional paid-in capital                                                    471,492        547,068
  Retained earnings                                                             490,338        424,261
  Net unrealized investment gains, net of taxes                                  31,075         48,450
  Treasury stock, at cost, 4,633,402 and
    4,101,211 shares                                                           (118,120)       (94,964)
                                                                            -----------    -----------
                                                                                879,732        929,815
                                                                            -----------    -----------
                                                                            $ 4,073,264    $ 3,618,684
                                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994
                  (Dollars in thousands, except per share data)


                                                1996           1995          1994
                                            -----------    -----------    ---------
Revenues:
  Net premiums written                      $ 1,052,511    $   860,421    $ 717,933
  Increase in net unearned premiums             (71,290)       (57,085)     (62,895)
                                            -----------    -----------    ---------
    Premiums earned                             981,221        803,336      655,038
  Net investment income                         164,490        137,332      109,683
  Management fees and commissions                69,246         68,457       64,536
  Realized investment gains (losses)              7,437         10,357         (170)
  Other income                                    2,772          2,461        1,703
                                            -----------    -----------    ---------
    Total revenues                            1,225,166      1,021,943      830,790
Operating costs and expenses:
  Losses and loss expenses                     (669,160)      (570,998)    (486,149)
  Other operating costs and expenses           (408,994)      (339,989)    (286,266)
  Interest expense                              (31,963)       (28,209)     (27,601)
                                            -----------    -----------    ---------
    Income before income taxes and
     minority interest                          115,049         82,747       30,774
Federal income tax (expense) benefit            (25,102)       (17,554)       1,552
                                            -----------    -----------    ---------
    Income before minority interest              89,947         65,193       32,326
Minority interest                                   316         (4,311)       2,768
                                            -----------    -----------    ---------
    Net income before preferred dividends        90,263         60,882       35,094
Preferred dividends                             (13,909)       (11,062)     (10,356)
                                            -----------    -----------    ---------
  Net income attributable to
    common stockholders                     $    76,354    $    49,820    $  24,738
                                            ===========    ===========    =========

  Net income per share                      $      3.84    $      2.86    $    1.44
                                            ===========    ===========    =========

See accompanying notes to consolidated financial statements.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1996, 1995 and 1994
                  (Dollars in thousands, except per share data)

                                                     Preferred
                                                     and Common                        Net
                                                     stock and                     unrealized
                                         Total       additional                    investment
                                     stockholders'     paid-in        Retained       gains         Treasury
                                         equity        capital        earnings      (losses)         stock
                                       ---------      ---------      ---------      --------      ---------
Balance, December 31, 1993             $ 526,281      $ 193,611      $ 365,691      $ 36,450      $ (69,471)
  Net income attributable to
    common stockholders                   24,738             --         24,738            --             --
  Issuance of common shares                5,657          2,038             --            --          3,619
  Issuance of preferred stock            145,275        145,275             --            --             --
  Net change in unrealized
   investment (losses)                   (70,423)            --             --       (70,423)            --
  Purchase of treasury stock             (26,357)            --             --            --        (26,357)
  Dividends to common
    stockholders ($.44 per share)         (7,570)            --         (7,570)           --             --
                                       ---------      ---------      ---------      --------      ---------

Balance, December 31, 1994               597,601        340,924        382,859       (33,973)       (92,209)
  Net income attributable to
    common stockholders                   49,820             --         49,820            --             --
  Issuance of common shares              146,484        145,144             --            --          1,340
  Issuance of preferred stock             66,000         66,000             --            --             --
  Net change in unrealized
   investment gains                       82,423             --             --        82,423             --
  Purchase of treasury stock              (4,095)            --             --            --         (4,095)
  Dividends to common
    stockholders ($.48 per share)         (8,418)            --         (8,418)           --             --
                                       ---------      ---------      ---------      --------      ---------

Balance, December 31, 1995               929,815        552,068        424,261        48,450        (94,964)
  Net income attributable to
     common stockholders                  76,354             --         76,354            --             --
  Issuance of common shares                1,746            750             --            --            996
  Net change in unrealized
   investment gains                      (17,375)            --             --       (17,375)            --
  Purchase of treasury stock             (24,152)            --             --            --        (24,152)
  Repurchase of preferred stock          (77,572)       (77,572)            --            --             --
  Accretion of Series B preferred
   stock                                   1,193          1,193             --            --             --
  Dividends to common
    stockholders ($.52 per share)        (10,277)            --        (10,277)           --             --
                                       ---------      ---------      ---------      --------      ---------
Balance, December 31, 1996             $ 879,732      $ 476,439      $ 490,338      $ 31,075      $(118,120)
                                       =========      =========      =========      ========      =========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                                       1996         1995         1994
                                                                    ---------    ---------    ---------
Cash flows from operating activities:
  Net income before preferred dividends                             $  90,263    $  60,882    $  35,094
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Increase in reserves for losses and loss expenses,
      net of due to/from reinsurers                                   126,006      106,333      117,371
    Depreciation and amortization                                       8,590       14,286       14,989
    Change in unearned premiums and prepaid reinsurance premiums       71,290       57,085       62,895
    Change in premiums and fees receivable                            (25,348)     (20,551)     (45,181)
    Change in Federal income taxes                                      5,719          491       (9,687)
    Change in deferred policy acquisition costs                       (29,640)     (15,607)     (13,941)
    Realized investment (gains) losses                                 (7,437)     (10,357)         170
    Other, net                                                          4,374       14,033        8,607
                                                                    ---------    ---------    ---------
          Net cash provided by operating activities
            before trading account sales (purchases)                  243,817      206,595      170,317
    Trading account sales (purchases), net                            (89,961)     (47,314)     (53,041)
                                                                    ---------    ---------    ---------
          Net cash provided by operating activities                   153,856      159,281      117,276
                                                                    ---------    ---------    ---------

Cashflows used in investing activities:
    Proceeds from sales, excluding trading account:
      Fixed maturity securities available for sale                    471,057      452,460      415,871
      Equity securities                                                46,698       63,863      181,594
    Proceeds from maturities and prepayments of
      fixed maturity securities                                       219,673      159,731      114,200
    Cost of purchases, excluding trading account:
      Fixed maturity securities available for sale                   (713,104)    (690,650)    (703,215)
      Fixed maturity securities held to maturity                     (105,675)     (30,568)          --
      Equity securities                                               (26,988)     (64,187)    (208,257)
    Cost of acquired companies, net of acquired
       cash and invested cash                                         (11,739)    (197,404)          --
    Net additions to real estate, furniture and equipment             (46,983)     (14,472)     (35,298)
    Other, net                                                         (5,083)      (8,098)      12,881
                                                                    ---------    ---------    ---------
          Net cash used in investing activities                      (172,144)    (329,325)    (222,224)
                                                                    ---------    ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                               --      144,739           --
  Net proceeds from issuance of preferred stock                            --       66,000      145,275
  Net proceeds from issuance of long-term debt                         98,850           --           --
  Net proceeds from issuance of Company obligated mandatorily redeemable preferred securities of a subsidiary trust holding
    solely junior subordinated debt securities                        207,900           --           --
  Cash dividends to common stockholders                               (10,143)      (7,844)      (7,459)
  Cash dividends to preferred stockholders                            (12,824)     (11,062)      (8,051)
  Purchase of common treasury shares                                  (24,152)      (4,095)     (26,357)
  Repurchase of Preferred Stock                                       (77,572)          --           --
  Payment of subsidiary debt                                          (28,306)     (31,847)      (4,527)
  Other, net                                                            4,103        1,441          156
                                                                    ---------    ---------    ---------
          Net cash provided by financing activities                   157,856      157,332       99,037
                                                                    ---------    ---------    ---------

          Net increase (decrease) in cash and invested cash           139,568      (12,712)      (5,911)
  Cash and invested cash at beginning of year                         206,917      219,629      225,540
                                                                    ---------    ---------    ---------
          Cash and invested cash at end of year                     $ 346,485    $ 206,917    $ 219,629
                                                                    =========    =========    =========
Supplemental disclosure of cash flow information:
  Interest paid on debt                                             $  28,296    $  32,839    $  24,897
                                                                    =========    =========    =========
  Federal income taxes paid                                         $  19,171    $  17,064    $   8,135
                                                                    =========    =========    =========

See accompanying notes to consolidated financial statements

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1996, 1995 and 1994

(1)      Summary of Significant Accounting Policies

         (A)      Principles of consolidation and basis of presentation

                  The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries ("the Company"), have been prepared on the basis of generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 1995 and 1994 financial statements to conform them to the presentation of the 1996 financial statements.

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

                  A subsidiary of the Company, Midwest Employers Casualty Company ("Midwest") which was acquired in November 1995, discounts its liabilities for excess workers' compensation ("EWC") losses and loss expenses using a "risk-free" rate. Midwest discounts its EWC liabilities because of the long period of time over which it pays losses. The Company believes that utilizing a "risk-free" rate to discount these reserves more closely reflects the economics associated with the excess workers' compensation line of business (see Note 12 of notes to consolidated financial statements).

         (F)      Reinsurance ceded

                  Ceded unearned premiums are reported as prepaid reinsurance premiums and estimated amounts of reinsurance recoverable on unpaid losses are included in due from reinsurers. To the extent any reinsurer does not meet its obligations under reinsurance agreements, the liability must be discharged by the Company. The Company has provided reserves for uncollectible reinsurance.

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

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies, continued

         (H)      Federal income taxes

                  The Company files a consolidated Federal income tax return. In 1995 and prior years, Signet Star Holdings, Inc. filed its own consolidated Federal income tax return.

                  The Company's method of accounting for income taxes is the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are measured annually using tax rates currently in effect or expected to apply in the years in which those temporary differences are expected to reverse.

         (I)      Stock Options

                  In October 1995, FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123) was issued by the FASB which is effective for fiscal year December 31, 1996. FAS 123 provides an alternative to continue the Company's current method of accounting for stock based compensation, or to adopt the fair value method of accounting which would require the Company to expense, over the service or vesting period, the fair value of employees stock based compensation at the date of the grant. The Company will continue its present method of accounting for its stock option plan under APB No. 25.

         (J)      Recent Accounting Pronouncements

                  In June 1996, FASB issued Statement of Financial Accounting Standards No. 125, entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement establishes standards for determining whether transfers of "financial assets" such as securities are to be accounted for as sales, or alternatively, as secured borrowings. The Statement, which applies to transactions beginning in 1997, is not expected to have a material impact on the Company's financial position or results of operations.

(2)      Acquisitions

                  In 1996 several acquisitions were completed for an aggregate consideration of approximately $15,955,000. The acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included from the respective dates of acquisition. Proforma results of operations have been omitted as such effects are not significant.

                  Net assets of the acquired companies for 1996 were as follows:
         Investments in fixed maturity and equity securities of $6,434,000; cash and invested cash of $4,216,000; excess of cost over net assets acquired of $7,138,000; and other liabilities, net of other assets of $1,833,000.

                  During 1995, the Company purchased majority interests in two property and casualty companies in Argentina for consideration of approximately $9.2 million, which constituted a portion of the Company's initial contribution to Berkley International, LLC. The proforma effect of these transactions on the Company's results of operations is not significant.

                  On November 8, 1995, the Company acquired 100% of the stock of MECC, Inc., the Parent of Midwest Employers Casualty Company, for $141,908,000. In connection with this acquisition, the Company also retired approximately $19,590,000 of MECC, Inc.'s debt. The purchase was funded by the issuance of 3,450,000 shares of Common Stock issued at $43.75 per share. On December 31, 1995, the Company acquired General Re Corporation's ("General Re")

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)      Acquisitions, continued

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

                  The net assets acquired in 1995 were as follows (dollars in thousands):

                                                 Berkley         MECC,        Signet
                                              International       Inc.         Star          Total
                                              -------------       ----         ----          -----
     Total investments and cash                  $19,986       $362,120     $      --      $ 382,106
     Due from reinsurers                           8,338         48,474      (735,144)      (678,332)
     Deferred policy acquisition costs             2,519          5,606        (6,241)         1,884
     Excess of cost over net assets acquired         505         16,541            --         17,046
     Other assets                                 17,489         18,688        (2,283)        33,894
                                                 -------       --------     ---------      ---------

               Total assets                      $48,837       $451,429     $(743,668)     $(243,402)
                                                 =======       ========     =========      =========

     Reserves for losses and loss expenses       $14,849        232,985     $(735,144)     $(487,310)
     Deferred federal income taxes                    --         21,599        (5,066)        16,533
     Other liabilities                            14,841         34,987         6,444         56,272
                                                 -------       --------     ---------      ---------

               Total liabilities                  29,690        289,571      (733,766)      (414,505)
                                                 -------       --------     ---------      ---------

     Debt                                             --         19,950            --         19,950
                                                 -------       --------     ---------      ---------
     Minority interest                             9,960             --       (75,902)       (65,942)
                                                 -------       --------     ---------      ---------

               Net assets acquired               $ 9,187       $141,908     $  66,000      $ 217,095
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
                                                        ==========      ========

                  The Proforma consolidated financial data do not purport to represent what the Company's results of operations actually would have been had the acquisitions and related financings occurred on the dates indicated, or to project the Company's results of operations for any future period. The above amounts primarily reflect the effects on results of operations of certain adjustments resulting from the revaluation of assets and liabilities of the purchased companies and from the financing of such acquisitions.

(3)      Federal Income Taxes

                  The Federal income tax expense (benefit) consists of (dollars in thousands):

                                          1996            1995            1994
                                          ----            ----            ----
Current expense                         $ 26,096        $ 17,879        $ 8,020
Deferred (benefit)                          (994)           (325)        (9,572)
                                        --------        --------        -------
  Total expense (benefit)               $ 25,102        $ 17,554        $(1,552)
                                        ========        ========        =======


                  A reconciliation of the Federal income tax expense (benefit) and the amounts computed by applying the Federal income tax rate of 35% to pre-tax income is as follows (dollars in thousands):

                                             1996          1995          1994
                                             ----          ----          ----
Computed "expected" tax expense            $ 40,267      $ 28,961      $ 10,771
Tax-exempt investment income                (15,471)      (12,938)      (12,964)
Other, net                                      306         1,531           641
                                           --------      --------      --------
  Total expense (benefit)                  $ 25,102      $ 17,554      $ (1,552)
                                           ========      ========      ========

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(3)      Federal Income Taxes, continued

                  At December 31, 1996 and 1995, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows (dollars in thousands):

                                                        1996             1995
                                                        ----             ----
Deferred Tax Asset
Loss reserve discounting                              $ 50,481         $ 46,922
Alternative minimum tax                                     --            3,330
Other                                                    1,115               95
                                                      --------         --------
  Gross deferred tax asset                              51,596           50,347
Less: valuation allowance                                7,000            7,000
                                                      --------         --------
  Deferred tax asset                                    44,596           43,347
                                                      ========         ========

Deferred Tax Liability
Amortization of intangibles                             12,407           13,119
Expense recognition differences                         13,434            8,210
Realized investment gains                                5,676            6,511
Deferred taxes on unrealized
 investment gains                                       16,733           26,088
Other                                                      359            3,782
                                                      --------         --------
  Deferred tax liability                                48,609           57,710
                                                      --------         --------

  Net deferred tax asset(liability)                   $ (4,013)        $(14,363)
                                                      ========         ========

                  The Federal income tax expense (benefit) applicable to realized investment gains (losses) was $2,603,000, $3,664,000 and ($61,000) in 1996, 1995 and 1994, respectively. The Company had a current income tax payable of $6,224,000 and a current income tax receivable of $210,000 at December 31, 1996 and 1995, respectively.

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

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4)      Long-Term debt

                  Long-term debt consists of the following:

                                                                                Carrying
Description                   Rate         Maturity            Face Value         Value
-----------                   ----         --------            ----------       --------
Senior Notes                  8.95%      May 20, 1998         $ 10,000,000    $  9,985,000
Senior Notes                  6.31%      March 6, 2000          25,000,000      24,924,000
Senior Notes                  6.71%      March 4, 2003          25,000,000      24,891,000
Senior Subordinated Notes     6.50%      July 1, 2003           35,793,000      35,793,000
Senior Notes                  6.25%      January 15, 2006      100,000,000      98,924,000
Senior Notes                  9.875%     May 15, 2008          100,000,000      96,735,000
Senior Debentures             8.70%      January 1, 2022       100,000,000      98,852,000
                                                              ------------     -----------
                                                              $395,793,000    $390,104,000
                                                              ============    ============

                  The difference between the face value of long-term debt and the carrying value is unamortized discount. All outstanding long-term debt is not redeemable until maturity and ranks on a parity with all other outstanding indebtedness of the Company. In 1995 long-term debt included a note payable to banks pursuant to a revolving credit facility entered into by Signet Star. The face value of the debt at December 31, 1995 was $28,400,000 and the carrying value was $28,306,000. The interest rate was based on the London Interbank offered rate plus .75% to 1.50% and was 5.75% at December 31, 1995. The debt was retired in January 1996.

(5) Company obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debt securities

                  The Company obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debenture ("Capital Trust Securities") were issued by the W.R. Berkley Capital Trust ("the Trust"). All of the common securities of the Trust are owned by the Company. The trust exists for the exclusive purpose of issuing the Capital Trust Securities and investing the proceeds in a junior subordinated debenture of the Company with similar interest rates, principal amount and maturities. The Capital Trust Securities are guaranteed by the Company as to the payment of distributions and the payment of liquidation of the Capital Trust Securities within certain limits. The Capital Trust Securities have a face value of $210,000,000, mature on December 15, 2045 and require preferential cumulative cash distributions at an annual rate of 8.197%.

                  The Capital Trust Securities are subject to mandatory redemption in a like amount,(i) in whole but not in part, on the stated maturity date, upon repayment of the junior subordinated debentures,
         (ii) in whole but not in part, at any time contemporaneously with the optional prepayment of the junior subordinated debentures by the Company upon the occurrence and continuation of a certain event and
         (iii) in whole or in part, on or after December 15, 2006 and contemporaneously with the optional prepayment by the Company of junior subordinated debentures.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(6)      Commitments, Litigation and Contingent Liabilities

                  At present, neither the Company nor any of its subsidiaries are engaged in any litigation known to the Company which management believes will have a material adverse effect upon the Company's business. As is common with other insurance companies, the Company's subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business.

                  On September 11, 1995, the Company formed Berkley International, LLC ("Berkley International"), a limited liability company. The Company is obligated to contribute $45.5 million to Berkley International over the next seven years as required.

(7)      Lease Obligations

                  The Company and several of its subsidiaries use office space and equipment under leases expiring at various dates through September 1, 2004. These leases are operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. Rental expense was approximately; $11,098,000, $9,437,000 and $8,000,000 for 1996, 1995 and 1994
         respectively. Future minimum lease payments (without provision for sublease income) are: $9,814,000 in 1997; $9,202,000 in 1998;
         $7,292,000 in 1999; $5,516,000 in 2000; $3,855,000 in 2001; and
         $11,799,000 thereafter.

(8)      Stockholders' Equity

                  Per share data have been computed based on the weighted average number of common shares outstanding. The assumed dilutive effect of employee stock options was not material. Treasury shares have been excluded from average outstanding shares from the date of acquisition. The number of shares used in the computations was 19,861,000, 17,414,000, and 17,182,000 for 1996, 1995 and 1994,
         respectively.

                  Changes in shares of Common Stock outstanding, net of treasury shares, are as follows (in thousands):

                                            1996           1995           1994
                                            ----           ----           ----
Balance, beginning of year                 20,168         16,778         17,337
Shares issued                                  43          3,507            179
Shares repurchased                           (575)          (117)          (738)
                                           ------         ------         ------
Balance, end of year                       19,636         20,168         16,778
                                           ======         ======         ======

                  As of December 31, 1996 930,807 shares of the 7 3/8% Series A Cumulative Redeemable Preferred Stock were issued and outstanding. During January 1997, the Company purchased an additional 183,080 shares for an aggregate cost of $28,506,000. In addition, $115,800,000 was placed in a trust which will be used to service the remaining outstanding Series A Preferred Stock. The Company expects that the proceeds of the trust will be utilized to redeem the Series A Preferred Stock on January 25, 1999.

                  In December 1995, the Company issued 458,667 shares of variable rate series B cumulative redeemable Preferred Stock at its fair value of $66,000,000. The Series B Preferred Stock was being accreted to its stated value of $68,800,000 over 18 months. During 1996, the Company purchased all outstanding shares of the Series B Preferred Stock for $66 million.

                    W.R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(9)  Stock Option Plan

                  The Company adopted the W. R. Berkley Corporation 1992 Stock Option Plan under which 1,750,000 shares of Common Stock were reserved for issuance. Pursuant to the Plan, options may be granted at prices determined by the Board of Directors but not less than 85% of the fair market value on the date of grant. To date, options have been granted with an exercise price equal to the average of the high and low market price on the date of grant.

         The following table summarizes option information, including options granted under both the 1992 and prior plans:

                                     1996                       1995                         1994
                           ----------------------      ----------------------       -----------------------
                                         Weighted                    Weighted                      Weighted
                                          Average                     Average                       Average
                                         Exercise                    Exercise                      Exercise
                            Shares        Price          Shares       Price           Shares        Price
                           ---------     --------      ---------     --------       ---------      --------
Outstanding at
   beginning of year       1,012,197      $ 35.45      1,017,788      $ 34.24         730,225       $ 30.83
Granted                      733,851        43.53        101,000        42.51         435,775         37.91
Exercised                     42,809        29.57         57,449        24.85          28,562         22.87
Canceled                      53,474        39.89         49,142        37.28         119,650         29.45
                           ---------      -------      ---------      -------       ---------       -------

Outstanding at end
   of year                 1,649,765      $ 39.05      1,012,197      $ 35.45       1,017,788       $ 34.24
                           ---------      -------      ---------      -------       =========       -------

Options exercisable at
   year end                  348,497                     262,811                      142,091
                           ---------                   ---------                    ---------

Options available for
   future grant              277,510                     623,781                      675,639
                           ---------                   ---------                    ---------

                  As discussed previously, FAS 123 provides an alternative to continue the Company's current method of accounting for stock based compensation, or to adopt the fair value method of accounting. The Company will continue its present method of accounting for its stock option plan under APB No. 25; accordingly, the adoption of the Statement will have no effect on the Company's financial statements.

                  The fair value of the options granted under FAS 123 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995 respectively: (a) dividend yield of 1%, (b) expected volatility of 20%,
         (c) risk free interest rate of 6.65% and 6.37%, and (d) expected life of 7.5 years. The weighted average fair value of options granted during the year were $16.15 and $15.58 for the year ended December 31, 1996 and 1995, respectively. The following table summarizes information about stock options outstanding at December 31, 1996 and 1995:

                    W.R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(9)  Stock Option Plan, Continued

                                        Options Outstanding        Options Exercisable
                                     ------------------------    -----------------------
                                       Weighted                    Weighted
     Range of                         Remaining      Weighted      Average       Average
     Exercise             Number     Contractual     Average        Number      Exercise
      Prices           Outstanding       Life         Price      Exercisable      Price
     --------          -----------   -----------     --------    -----------    --------
December 31, 1996
     $22 to $33           198,785         4.3        $ 25.67       196,867       $ 25.60
      33 to  43           628,504         7.0          37.11       139,135         35.93
      43 to  53           822,476         9.2          43.77        12,495         45.65
                        ---------         ---        -------       -------       -------
              Total     1,649,765         7.8        $ 39.05       348,497       $ 30.45
                        =========         ===        =======       =======       =======


December 31, 1995
     $22 to $33           219,797         5.5        $ 25.40       183,712       $ 24.78
      33 to  43           683,900         7.9          37.09        76,767         35.97
      43 to  53           108,500         8.9          45.45         2,332         43.63
                        ---------         ---        -------       -------       -------
              Total     1,012,197         7.5        $ 35.45       262,811       $ 82.21
                        =========         ===        =======       =======       =======

                  Had compensation costs for the Company's 1996 and 1995 grants been determined under the cost recognition alternative of FAS 123, the effect on the Company's net income and net income attributable to common shareholders would have been immaterial.


(10)     Profit Sharing Retirement Plan

                  The Company and its subsidiaries have profit sharing retirement plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary's profitability. Employees become eligible to participate in the Retirement Plans on the first day of the month following the first full three months in which they are employed. Profit sharing expense amounted to $7,370,000, $6,344,000 and $5,625,000 for 1996, 1995 and 1994, respectively.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(11)     Investments

                  At December 31, 1996 and 1995, there were no investments, other than investments in United States government securities, which exceeded 10% of stockholders' equity. At December 31, 1996 and 1995, investments were as follows:

                                                                   December 31, 1996
                                        ----------------------------------------------------------------------------
                                                                                                          Amount
                                                          Gross          Gross                           at which
                                                       unrealized     unrealized          Fair         shown in the
       Type of Investment                Cost (a)         gains         losses            value        balance sheet
       ------------------                --------      ----------     ----------          -----        -------------
                                                                (Dollars in thousands)
Fixed maturity securities held to
   maturity:
  State and municipal                   $   80,943       $ 4,542       $   (127)       $   85,358       $   80,943
  Corporate                                 39,478           626           (649)           39,455           39,478
  Mortgage backed securities                83,813         1,057         (1,451)           83,419           83,813
                                        ----------       -------       --------        ----------       ----------
    Total fixed maturities
     held to maturity                      204,234         6,225         (2,227)          208,232          204,234
                                        ----------       -------       --------        ----------       ----------

Fixed maturity securities
    available for sale:
  United States government(b)              442,816         6,908         (6,326)          443,398          443,398
  State and municipal                      758,455        21,004         (2,334)          777,125          777,125
  Corporate                                359,928         9,007         (4,082)          364,853          364,853
  Mortgage backed securities               451,712        10,363         (2,197)          459,878          459,878
                                        ----------       -------       --------        ----------       ----------
    Total fixed maturities
     available for sale                  2,012,911        47,282        (14,939)        2,045,254        2,045,254
                                        ----------       -------       --------        ----------       ----------

  Common stocks                             18,661        15,591             --            34,252           34,252
  Preferred stocks                          59,774           439           (565)           59,648           59,648
                                        ----------       -------       --------        ----------       ----------
Total equity securities
     available for sale                     78,435        16,030           (565)           93,900           93,900
                                        ----------       -------       --------        ----------       ----------

Trading account                            260,167         9,184         (1,742)          267,609          267,609
                                        ----------       -------       --------        ----------       ----------

  Invested cash(c)                         327,193            --             --           327,193          327,193
                                        ----------       -------       --------        ----------       ----------

    Total investments                   $2,882,940       $78,721       $(19,473)       $2,942,188       $2,938,190
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

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(11)     Investments, continued

                                                                   December 31, 1995
                                        ---------------------------------------------------------------------------
                                                                                                         Amount
                                                         Gross          Gross                           at which
                                                       unrealized     unrealized        Fair          shown in the
       Type of Investment                 Cost (a)       gains          losses          value         balance sheet
       ------------------                 --------       -----          ------          -----         -------------
                                                                (Dollars in thousands)
Fixed maturity securities held to
    maturity:
  State and municipal                   $  124,614       $ 6,820       $  (154)       $  131,280       $  124,614
  Corporate                                 22,709           109            --            22,818           22,709
  Mortgage backed securities                21,755           340            --            22,095           21,755
                                        ----------       -------       -------        ----------       ----------
    Total fixed maturities
     held to maturity                      169,078         7,269          (154)          176,193          169,078
                                        ----------       -------       -------        ----------       ----------

Fixed maturity securities
    available for sale:
  United States government (b)             414,115        14,582          (129)          428,568          428,568
  State and municipal                      658,159        26,951          (570)          684,540          684,540
  Corporate                                361,150        10,754        (1,716)          370,188          370,188
  Mortgage backed securities               461,027        15,916          (329)          476,614          476,614
                                        ----------       -------       -------        ----------       ----------
    Total fixed maturities
     available for sale                  1,894,451        68,203        (2,744)        1,959,910        1,959,910
                                        ----------       -------       -------        ----------       ----------

  Common stocks                             24,042         9,438            --            33,480           33,480
  Preferred stocks                          68,430           669        (1,028)           68,071           68,071
                                        ----------       -------       -------        ----------       ----------
Total equity securities
     available for sale                     92,472        10,107        (1,028)          101,551          101,551
                                        ----------       -------       -------        ----------       ----------

Trading account                            155,301         6,723          (949)          161,075          161,075
                                        ----------       -------       -------        ----------       ----------

  Invested cash  (c)                       196,732            --            --           196,732          196,732
                                        ----------       -------       -------        ----------       ----------

    Total investments                   $2,508,034       $92,302       $(4,875)       $2,595,461       $2,588,346
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

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(11)     Investments, continued

                  The amortized cost and fair value of fixed maturity securities, at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations (dollars in thousands):

                                                              1996
                                                 -------------------------------
                                                                         Fair
                                                    Cost                 value
                                                    ----                 -----
Due in one year or less                          $   69,945           $   70,855
Due after one year through
  five years                                        460,647              465,694
Due after five years
  through ten years                                 552,683              562,625
Due after ten years                                 598,345              611,015
Mortgaged-backed securities                         535,525              543,297
                                                 ----------           ----------
Total                                            $2,217,145           $2,253,486
                                                 ==========           ==========

                  Realized gains (losses) and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows (dollars in thousands):

                                                 1996            1995              1994
                                                 ----            ----              ----
Realized gains (losses):
  Fixed maturity securities sold (a)          $   1,850        $   7,819        $  (6,141)
  Equity securities sold                          5,285             (976)           1,632
  Net change in provision for
    decline in value (b):
      Fixed maturity securities                    (152)            (352)           4,697
      Equity securities                              --            4,191               --
  Other                                             454             (325)            (358)
                                              ---------        ---------        ---------
                                                  7,437           10,357             (170)
                                              ---------        ---------        ---------
Change in difference between fair
  value and cost of investments:
    Fixed maturity securities                   (36,232)         123,590         (122,136)
    Equity securities                             6,386            8,528           (2,450)
                                              ---------        ---------        ---------
                                                (29,846)         132,118         (124,586)
                                              ---------        ---------        ---------

Total                                         $ (22,409)       $ 142,475        $(124,756)
                                              =========        =========        =========

(a)      During 1996, 1995 and 1994, gross gains of $5,904,000, $11,570,000 and
         $5,601,000, respectively, and gross losses of $4,054,000, $3,751,000 and $8,177,000, respectively, were realized.

(b) The provision for decline in value of investments is $3,485,000, $3,333,000 and $7,172,000 as of December 31, 1996, 1995 and 1994,
         respectively. The 1996 increase is due to additional writedowns, the decrease in 1995 and 1994 resulted from the sale of securities.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(11)     Investments, continued

         Investment income consists of the following (dollars in thousands):

                                        1996            1995             1994
                                        ----            ----             ----
Investment income earned on:
  Fixed maturity securities          $ 146,431        $ 115,668        $ 102,826
  Invested cash                          6,698           13,000            5,898
  Equity securities                      4,039            4,418            3,616
  Trading account (a)                   12,331            9,030            2,058
  Other                                  1,548            1,411            1,221
                                     ---------        ---------        ---------
    Gross investment income            171,047          143,527          115,619
  Interest on funds held
    under reinsurance treaties          (6,557)          (6,195)          (5,936)
                                     ---------        ---------        ---------
    Net investment income            $ 164,490        $ 137,332        $ 109,683
                                     =========        =========        =========

(a) The primary focus of the trading account is merger and municipal fixed income arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general financial market conditions. Potential changes in market conditions are also mitigated by the implementation of short sales.

         In November 1996, the Company invested $10,000,000 in a municipal security trading partnership. The primary focus of the partnership is municipal arbitrage. Municipal arbitrage is an investment strategy which attempts to capitalize on the certain anomilies which tend to occur in the municipal bond market. Such inefficiencies are arbitraged through a disciplined use of futures, options and municipal bond positions.

         The arbitrage positions are generally hedged against market declines by purchasing put options, selling call options or entering into future contracts. Therefore, just as long portfolio positions may also incur losses during market declines, hedge positions may incur losses during market advances. As of December 31, 1996 the notional amount of option and future contracts outstanding are $30,242,000 and $41,100,000, respectively. As of December 31, 1996 the net short market value of option and future contracts outstanding are $948,000 and $184,000, respectively.

         Investment income earned from trading account activity includes unrealized trading gains of $2,013,000, $352,000 and $1,271,000 for 1996, 1995 and 1994, respectively.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(12)     Reserves for losses and loss expenses

                  The table below provides a reconciliation of the beginning and ending reserve balances, on a gross of reinsurance basis, (dollars in thousands):

                                                     1996             1995             1994
                                                     ----             ----             ----
Net reserves at beginning of year                $ 1,209,250      $   895,440      $   783,218
                                                 -----------      -----------      -----------
Net reserves of companies acquired                        --          191,963               --
Net provision for losses and loss expenses:
  Claims occurring during the current year           675,674          580,594          493,418
  Decrease in estimates for claims occurring
     in prior years                                  (15,219)          (9,596)          (7,269)
Amortization of discount                               8,705               --               --
                                                 -----------      -----------      -----------
                                                     669,160          570,998          486,149
                                                 -----------      -----------      -----------
Net payments for claims
  Current year                                       280,565          228,100          187,295
  Prior years                                        264,723          221,051          186,632
                                                 -----------      -----------      -----------
                                                     545,288          449,151          373,927
                                                 -----------      -----------      -----------
Net reserves at end of year                        1,333,122        1,209,250          895,440
Ceded reserves at the end of year                    449,581          450,770        1,175,446
                                                 -----------      -----------      -----------
Gross reserves at the end of year                $ 1,782,703      $ 1,660,020      $ 2,070,886
                                                 ===========      ===========      ===========

                  Due to the nature of Excess Workers Compensation ("EWC") business and the long period of time over which losses are paid in this line of business, the Company discounts the liability for losses and loss expenses established for the excess workers' compensation line of business. Discounting liabilities for losses and loss expenses gives recognition to the time value of money set aside to pay claims in the future and is intended to appropriately match losses and loss expense to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from Midwest's loss payout experience and is supplemented with data compiled from insurance companies writing workers' compensation on an excess-of-loss basis. The expected payout pattern has a very long duration because it reflects the nature of losses which generally penetrate self-insured retention limits contained in excess workers' compensation policies. The Company has limited the payout duration to 30 years in order to introduce an additional level of conservatism into the discounting process. The liabilities for losses and loss expenses have been discounted using "risk-free" discount rates determined by reference to the U.S. Treasury yield curve weighted for the EWC premium volume to reflect the seasonality of the anticipated duration of losses associated with such coverages. The average discount rate for accident years 1996 and 1995 and prior is 5.90% and 5.80%, respectively. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $172,415,000 and $152,235,000 at December 31, 1996 and 1995, respectively. For Statutory purposes, Midwest uses a discount rate of 3.0% as permitted by the Department of Insurance of the State of Ohio.

                  To date, known pollution and environmental claims at the insurance company subsidiaries have not had a material impact on the Company's operations. Environmental claims have not materially impacted the Company because our subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(12)     Reserves for losses and loss expenses, continued

                  The Company's net reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $35.2 million and $30.8 million at December 31, 1996 and 1995, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $71.9 million and $59.4 million at December 31, 1996 and 1995, respectively. Net incurred losses and loss expenses for reported pollution and environmental claims were approximately $6.9 million, $8.0 million and $5.6 million in 1996, 1995 and 1994, respectively. Net paid losses and loss expenses has averaged approximately $3 million for each of the last three years. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is highly uncertain.

(13)     Reinsurance Ceded

                  The Company follows the customary industry practice of reinsuring a portion of its exposures principally to reduce net liability on individual risks and to protect against catastrophic losses. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations (dollars in thousands):

                                          1996            1995            1994
                                          ----            ----            ----
Premiums written                        $210,009        $212,169        $210,237
                                        ========        ========        ========
Premiums earned                         $216,127        $207,375        $195,313
                                        ========        ========        ========
Losses and loss expenses                $120,784        $134,120        $149,415
                                        ========        ========        ========

(14)     Dividends from Subsidiaries and Statutory Financial Information

                  The Company's insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 1997, the maximum amount of dividends which can be paid without such approval is approximately $69,235,000.

                  Combined net income and policyholders' surplus of the Company's consolidated insurance subsidiaries, as determined in accordance with statutory accounting practices, are as follows (dollars in thousands):

                                          1996            1995            1994
                                          ----            ----            ----
Net income                              $ 84,249        $ 75,587        $ 40,411
                                        ========        ========        ========

Policyholders' surplus                  $881,380        $839,890        $669,552
                                        ========        ========        ========

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  At December 31, 1996 and 1995, bonds with a market value of $139,497,000 and $137,579,000 were on deposit with various state Insurance Departments as required by state laws.

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


(15)     Supplemental Financial Statement Data

                  Other operating costs and expenses consist of the following (dollars in thousands):

                                                1996         1995         1994
                                                ----         ----         ----
Amortization of deferred
  policy acquisition costs                    $283,642     $228,610     $187,468
Other operating costs and
  expenses of insurance operations              50,288       38,773       35,900
Other costs and expenses                        75,064       72,606       62,898
                                              --------     --------     --------
  Total                                       $408,994     $339,989     $286,266
                                              ========     ========     ========


(16)     Industry Segments

                  The Company's operations are presently conducted through five basic segments: regional property casualty insurance; reinsurance; specialty lines of insurance; alternative markets operations; and international. Summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends, interest on intercompany debt and fees paid by subsidiaries for portfolio management and other services to the Company. Identifiable assets by segment are those assets used in the operation of each segment.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(16)     Industry Segments, continued (Dollars in thousands)

                                                    Revenues
                                  ---------------------------------------------
                                                                                                       Income (Loss)
                                  Unaffiliated       Inter-                          before income     Identifiable
                                    Customers        Segment           Total             taxes            Assets
                                  ------------       -------           -----         -------------     -------------
December 31, 1996
Regional                           $  543,290       $  1,110        $   544,400        $  37,745        $1,103,767
Reinsurance                           236,749            218            236,967           24,202           607,831
Specialty                             238,433          1,586            240,019           57,828         1,247,501
Alternative Markets                   171,099            218            171,317           32,541           596,054
International                          26,435             --             26,435           (1,283)           60,450
Corporate and other                     9,160         78,179             87,339           25,311           457,661
Adjustments and eliminations               --        (81,311)           (81,311)         (61,295)               --
                                   ----------       --------        -----------        ---------        ----------
Consolidated                       $1,225,166       $     --        $ 1,225,166        $ 115,049        $4,073,264
                                   ==========       ========        ===========        =========        ==========

December 31, 1995
Regional (1)                       $  478,668       $   (121)       $   478,547        $  40,486        $1,001,549
Reinsurance                           212,876             --            212,876           11,205           560,817
Specialty                             209,153            158            209,311           43,781         1,278,883
Alternative Markets                   103,656             --            103,656           10,254           579,964
International                           7,313             --              7,313             (259)           50,286
Corporate and other                    10,277         53,694             63,971           16,414           147,185
Adjustments and eliminations               --        (53,731)           (53,731)         (39,134)               --
                                   ----------       --------        -----------        ---------        ----------
Consolidated                       $1,021,943       $     --        $ 1,021,943        $  82,747        $3,618,684
                                   ==========       ========        ===========        =========        ==========

December 31, 1994
Regional                           $  376,478       $     98        $   376,576        $  26,669        $  809,853
Reinsurance                           187,304             --            187,304          (14,977)        1,242,202
Specialty                             184,911            (12)           184,899           37,452         1,223,179
Alternative Markets                    75,798             --             75,798            7,068            87,023
International                              --             --                 --               --                --
Corporate and other                     6,299         29,960             36,259           (5,068)          220,034
Adjustments and eliminations               --        (30,046)           (30,046)         (20,370)               --
                                   ----------       --------        -----------        ---------        ----------
Consolidated                       $  830,790       $     --        $   830,790        $  30,774        $3,582,291
                                   ==========       ========        ===========        =========        ==========

(1) As of and for the year ended December 31, 1995 the results of the regional segment have been restated to reflect the international segment as a separate segment.

                   W. R. BERKLEY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(17)     Fair value of Financial Instruments

                  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 (dollars in thousands):

                                       1996                           1995
                             -------------------------     -------------------------
                              Carrying         Fair         Carrying         Fair
                               Amount         value          Amount         value
                               ------         -----          ------         -----
Investments                  $2,938,190     $2,942,188     $2,588,346     $2,595,461
Long-term debt                  390,104        421,359        319,287        371,550
Capital Trust Securities        207,901        206,197             --             --

                  The estimated fair value of investments is based on quoted market prices as of the respective reporting dates. The fair value of the long-term debt is based on rates available for borrowings similar to the Company's outstanding debt as of the respective reporting dates.

(18)     Quarterly Financial Information (unaudited)

                  The following is a summary of quarterly financial data:

                                              Three Months Ended
                                -----------------------------------------------
                                      March 31,                 June 30,
                                ---------------------     ---------------------
                                  1996         1995         1996         1995
                                  ----         ----         ----         ----
                                  (Dollars in thousands except per share data)
Revenues                        $288,274     $228,932     $301,293     $247,442
                                ========     ========     ========     ========
Net income before preferred
  dividends                     $ 19,522     $ 13,573     $ 21,361     $ 15,369
                                ========     ========     ========     ========

Net income attributable to
  common stockholders           $ 15,684     $ 10,807     $ 17,981     $ 12,604
                                ========     ========     ========     ========

Net income per share            $    .78     $    .65     $    .91     $    .76
                                ========     ========     ========     ========

                                    September 30,              December 31,
                                ---------------------     ---------------------
                                  1996         1995         1996         1995
                                  ----         ----         ----         ----
Revenues                        $311,534     $260,893     $324,414     $284,676
                                ========     ========     ========     ========
Net income before preferred
  dividends                     $ 24,092     $ 14,794     $ 25,287     $ 17,146
                                ========     ========     ========     ========

Net income attributable to
  common stockholders           $ 20,712     $ 12,028     $ 21,976     $ 14,381
                                ========     ========     ========     ========

    Net income per share        $   1.06     $    .72     $   1.12     $    .73
                                ========     ========     ========     ========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is provided as to the Directors and executive officers of the Company as of March 4, 1997:

       Name                    Age                 Position
       ----                    ---                 --------
William R. Berkley             51          Chairman of the Board and Chief Executive Officer
John D. Vollaro                52          President, Chief Operating Officer and a Director
Sam Daniel, Jr.                58          Senior Vice President, Regional Operations
Anthony J. Del Tufo            52          Senior Vice President, Chief Financial Officer and Treasurer
Robert S. Gorin                61          Senior Vice President, General Counsel and Secretary
E. LeRoy Heer                  58          Senior Vice President, Chief Corporate Actuary
H. Raymond Lankford            54          Senior Vice President, Alternative Markets Operations
Ira S. Lederman                43          Senior Vice President, Assistant General Counsel and Assistant
                                             Secretary
James G. Shiel                 37          Senior Vice President - Investments
Edward A. Thomas               48          Senior Vice President, Specialty Operations
Robert P. Cole                 46          Vice President
Clement P. Patafio             32          Vice President - Corporate Controller
Scott A. Siegel                38          Vice President - Taxes
Robert B. Hodes                71          Director
Henry Kaufman                  69          Director
Richard G. Merrill             66          Director
Jack H. Nusbaum                56          Director
Mark L. Shapiro                52          Director
Martin Stone                   68          Director

         As permitted by Delaware law, the Board of Directors of the Company is divided into three classes, the classes being divided as equally as possible and each class having a term of three years. Directors generally serve until their respective successors are elected at the annual meeting of stockholders which ends their term. None of the Company's Directors has any family relationship with any other Director or executive officer. Each year the term of office of one class expires. In May 1996, the term of a class consisting of three Directors expired. Richard G. Merrill, Jack H. Nusbaum and Mark L. Shapiro were elected as Directors to hold office for a term of three years until the Annual Meeting of Stockholders in 1999 and until their successors are duly chosen. John
D. Vollaro was elected a Director to hold office for a term which expires at the Annual Meeting of Stockholders in 1998. Officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

         William R. Berkley has been Chairman of the Board and Chief Executive Officer of the Company since its formation in 1967. He also served as President at various times from 1967 to 1995. He also serves as Chairman of the Board or Director of a number of public and private companies. These include Signet Star Holdings, Inc., a reinsurance holding company owned by the Company; Pioneer Companies, Inc., a chemical manufacturing and marketing company; Fine Host Corporation, a contract food service management company; Strategic Distribution, Inc., an industrial products distribution and services company; and Interlaken Capital, Inc., a private investment firm with interests in various businesses. His current term as a Director expires in 1997.

         John D. Vollaro was elected President and Chief Operating Officer of the Company effective January 2, 1996 and Director effective September 13, 1995. He has been Chief Executive Officer of Signet Star Holdings, Inc., an affiliate of the Company, since July 1993 and President and a Director of Signet Star Holdings, Inc. since February 1993. He served as Executive Vice President of the Company from 1991 until 1993 and was Chief Financial Officer and Treasurer of the Company from 1983 through 1993; and Senior Vice President, Chief Financial Officer and Treasurer of the Company from 1983 to 1991. Mr. Vollaro's current term as a Director expires in 1998.

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

         H. Raymond Lankford was named Senior Vice President - Alternative Markets Operations in April 1996. Prior thereto, he was President of All American, a subsidiary of the Company, from October 1991 having joined All American in 1990. He has been in the insurance business in various capacities for more than 20 years.

         Ira S. Lederman was named Senior Vice President in January 1997. He is also Assistant General Counsel a position he has held since July 1989 and Assistant Secretary since May 1986. Previously, he was Vice President from May 1986 until January 1997. Prior thereto he was Insurance Counsel of the Company since May 1986 and Associate Counsel from April 1983.

         James G. Shiel was named Senior Vice President - Investments of the Company in January 1997. Prior thereto, he was Vice President - Investments of the Company since January 1992. Since February 1994, he has been President of Berkley Dean & Company, Inc., a subsidiary of the Company, which he joined in 1987.

         Edward A. Thomas has been Senior Vice President - Specialty Operations of the Company since April 1991. Prior thereto, he was President of Signet Reinsurance Company, a subsidiary of the Company, for more than five years.

         Robert P. Cole was named Vice President in October 1996. Before joining the Company Mr. Cole was a senior Officer of Christania Reinsurance Company of New York which was purchased by Folksamerica Reinsurance Company in 1996 and prior to that was associated with reinsurers for twenty years.

         Clement P. Patafio was named Vice President - Corporate Controller in January 1997. Prior thereto, he was Assistant Vice President - Corporate Controller in July 1994 and Assistant Controller since May 1993. Before joining the Company Mr. Patafio was with KPMG Peat Marwick from 1986 to 1993.

         Scott A. Siegel was named Vice President - Taxes in January 1997. Prior thereto, he was Director of Taxes since September 1991. Before joining the Company Mr. Siegel was with KPMG Peat Marwick from 1981 to 1991.

         Robert B. Hodes has been a Director of the Company since 1970. Mr. Hodes is Counsel to the New York law firm of Willkie Farr & Gallagher. He is also a director of Aerointernational, Inc.; Crystal Oil Company; Global Telecommunications, Limited.; Loral Corporation; Loral Space & Tele Communications Ltd.; Mueller Industries, Inc.; R.V.I.

Guaranty, Ltd.; LCH Investments N.V.; and Restructured Capital Holdings, Ltd. Mr. Hodes' current term as a Director expires in 1997.

         Henry Kaufman has been a Director of the Company since 1994. Dr. Kaufman is President of Henry Kaufman & Co., Inc., an investment, economic and financial consulting company since its establishment in 1988. Dr. Kaufman serves as Chairman of the Board of Overseers, Stern Schools of Business of NYU; Chairman of the Board of Trustees, Institute of International Education; Member of the Board of Directors, Federal Home Loan Mortgage Corp.; Member of the Board of Directors, Lehman Brothers Holdings Inc.; Member of the Board of Trustees, New York University; and Member of the International Capital Markets Advisory Committee of the Federal Reserve Bank of New York. Dr. Kaufman's current term as a Director expires in 1998.

         Richard G. Merrill has been a Director of the Company since 1994. Mr. Merrill was Executive Vice President of Prudential Insurance Company of America from August 1987 to March 1991 when he retired. Prior thereto, Mr. Merrill served as Chairman and President of Prudential Asset Management Company since 1985. Mr. Merrill is a Director of Sysco Corp. Mr. Merrill's current term as a Director expires in 1999.

         Jack H. Nusbaum has been a Director of the Company since 1967. Mr. Nusbaum is the Chairman in the New York law firm of Willkie Farr & Gallagher where he has been a partner for more than the last five years. He is a director of Pioneer Companies, Inc.; Fine Host Corporation; Strategic Distribution Inc.; Prime Hospitality Corp.; and The Topps Company, Inc. Mr. Nusbaum's current term as a Director expires in 1999.

         Mark L. Shapiro has been a Director of the Company since 1974. Mr. Shapiro is a Managing Director in the investment banking firm of Schroder Wertheim & Co. Incorporated for more than the past five years. Mr. Shapiro's current term as a Director expires in 1999.

         Martin Stone has been a Director of Berkley since 1990. Mr. Stone is Chairman of Professional Sports, Inc. (the Phoenix Firebirds AAA baseball team) and Chairman of Adirondack Corporation, for more than five years. Mr. Stone is also a director of Canyon Ranch, Inc. and a member of the Advisory Board of Yosemite National Park. Mr. Stone's current term as a Director expires in 1998.


ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security ownership of certain beneficial owners

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

         (b) Security ownership of management

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

         (c) Changes in control

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Index to Financial Statements

         The financial statements filed as part of this report are listed on the Index to Financial Statements on page 30 hereof.


         Index to Financial Statement Schedules                             Page
         --------------------------------------                             ----

         Independent Auditors' Report on Schedules and Consent               64

         Schedule II - Condensed Financial Information of Registrant         65

         Schedule III - Supplementary Insurance Information                  69

         Schedule IV - Reinsurance                                           70

         Schedule VI - Supplementary Information concerning
                        Property & Casualty Insurance Operations             71


(b)      Reports on Form 8-K

         On December 13, 1996, the Company filed a current report on Form 8-K announcing the issuance of the Capital Trust Securities.

(c)      Exhibits

         The exhibits filed as part of this report are listed on pages 62 and 63 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
         Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           W. R. BERKLEY CORPORATION



                           By                WILLIAM R. BERKLEY
                               ---------------------------------------------
                               William R. Berkley, Chairman of the Board and
                                           Chief Executive Officer


March 11, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                               Title                        Date
              ---------                               -----                        ----
          WILLIAM R. BERKLEY                  Chairman of the Board and
---------------------------------------       Chief Executive Officer          March 11, 1997
          William R. Berkley
     Principal executive officer


          JOHN D. VOLLARO                     President, Chief Operating       March 11, 1997
---------------------------------------       Officer and Director
          John D. Vollaro


          ROBERT B. HODES                         Director                     March 11, 1997
---------------------------------------
          Robert B. Hodes


          HENRY KAUFMAN                           Director                     March 11, 1997
---------------------------------------
          Henry Kaufman


          RICHARD G. MERRILL                      Director                     March 11, 1997
---------------------------------------
          Richard G. Merrill


          JACK H. NUSBAUM                         Director                     March 11, 1997
---------------------------------------
          Jack H. Nusbaum


          MARK L. SHAPIRO                         Director                     March 11, 1997
---------------------------------------
          Mark L. Shapiro


          MARTIN STONE                            Director                     March 11, 1997
---------------------------------------
          Martin Stone


          ANTHONY J. DEL TUFO                 Senior Vice President,           March 11, 1997
---------------------------------------       Chief Financial Officer and
          Anthony J. Del Tufo                 Treasurer
      Principal financial officer


          CLEMENT P. PATAFIO                  Vice President,                  March 11, 1997
--------------------------------------        Corporate Controller
          Clement P. Patafio

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

                                                     Jurisdiction     Percentage
                                                          of           owned by
                                                     incorporation      Company
                                                     -------------      -------
All American Agency Facilities, Inc.                 Delaware             100%
Berkley Regional Insurance Company:                  Missouri             100%
     Acadia Insurance Company:                       Maine                100%
          Chesapeake Bay Property and Casualty
                  Insurance Company                  Maine                100%
     Berkley Insurance Company of the Carolinas      North Carolina       100%
     Continental Western Insurance Company:          Iowa                 100%
          Continental Western Casualty Company       Iowa                 100%
     Firemen's Insurance Company of
                  Washington, D.C.:                  Maryland             100%
          FICO Insurance Company                     Maryland             100%
     Great River Insurance Company                   Mississippi          100%
     Tri-State Insurance Company of Minnesota:       Minnesota            100%
          American West Insurance Company            North Dakota         100%
     Union Insurance Company                         Nebraska             100%
     Union Standard Insurance Company                Oklahoma             100%
Berkley International, LLC                           New York              65%
Berkley Risk Services, Inc.                          Minnesota            100%
Carolina Casualty Insurance Company                  Florida              100%
Clermont Specialty Managers, Ltd.                    New Jersey           100%
J/I Holding Corporation:                             Delaware             100%
     Admiral Insurance Company:                      Delaware             100%
          Nautilus Insurance Company:                Arizona              100%
                  Great Divide Insurance Company     North Dakota         100%
Key Risk Management Services, Inc.                   North Carolina       100%
MECC, Inc.:                                          Delaware             100%
     Midwest Employers Casualty Company              Ohio                 100%
Monitor Liability Managers, Inc.                     Delaware             100%
Monitor Surety Managers, Inc.                        Delaware             100%
Queen's Island Insurance Company, Ltd.               Bermuda              100%
Rasmussen Agency, Inc.                               New Jersey           100%
Signet Star Holdings, Inc.:                          Delaware             100%
     Signet Star Reinsurance Company                 Delaware             100%
     Facultative ReSources, Inc.                     Connecticut          100%

(23)       See Independent Auditors' report on schedules and consent.

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

              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT


Board of Directors and Stockholders
W. R. Berkley Corporation




The audit referred to in our report dated February 21, 1997 included the related financial statement schedules as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 included in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the Registration Statements (No. 2-98396) on Form S-1 and (No. 33-55726) on Form S-8 and (No. 33-30684) and (No. 33-95552) and (No. 333-00459) on Forms S-3 and (No.
33-88640) on Form S-8 of W. R. Berkley Corporation.

                                                 KPMG Peat Marwick LLP



New York, New York
March 21, 1997

                                                                     Schedule II

                            W. R. Berkley Corporation
                  Condensed Financial Information of Registrant
                         Balance Sheets (Parent Company)
                             (Amounts in thousands)

                                                                          December 31,
                                                                  ----------------------------
                                                                      1996             1995
                                                                  -----------      -----------
Assets

Cash (including invested cash)                                    $    55,305      $    10,669
Fixed maturity securities:
  Held to maturity, at cost
   (fair value $10,101 and $10,176)                                    10,101           10,176
  Available for sale at fair value (cost $122,760 and $5,807)         122,592            5,807
Equity securities, at fair value:
  Available for sale (cost $1,433 and $1,733)                           3,733            2,146
  Trading account (cost $33,331 and $35,053)                           33,331           35,053
Investments in subsidiaries                                         1,212,474        1,136,518
Due from subsidiaries                                                  56,334           42,703
Current Federal income taxes receivable                                    --               35
Real estate, furniture & equipment at cost, less accumulated
  depreciation                                                         22,194            1,741
Other assets                                                            4,316            3,033
                                                                  -----------      -----------
                                                                  $ 1,520,380      $ 1,247,881
                                                                  ===========      ===========

Liabilities, Debt and Stockholders' Equity

Liabilities:
  Due to subsidiaries (principally
    deferred income taxes)                                        $    47,308      $    32,590
  Deferred Federal income taxes                                         4,013           14,363
  Other liabilities                                                    27,115           15,925
                                                                  -----------      -----------
                                                                       78,436           62,878
                                                                  -----------      -----------

Long-term debt                                                        354,311          255,188
Subsidiary trust junior subordinated debt                             207,901               --
Stockholders' equity:
  Preferred stock                                                          93              146
  Common stock                                                          4,854            4,854
  Additional paid-in capital                                          471,492          547,068
  Retained earnings (including accumulated
    undistributed net income of
    subsidiaries of $417,604 and $374,027
    in 1996 and 1995, respectively)                                   490,338          424,261
  Equity in net unrealized investment gains
    net of taxes                                                       31,075           48,450
  Treasury stock, at cost                                            (118,120)         (94,964)
                                                                  -----------      -----------
                                                                      879,732          929,815
                                                                  -----------      -----------
                                                                  $ 1,520,380      $ 1,247,881
                                                                  ===========      ===========

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statements of Operations (Parent Company)
                             (Amounts in thousands)


                                                    Years ended December 31,
                                              ------------------------------------
                                                1996          1995          1994
                                              --------      --------      --------
Management fees and investment income
  from affiliates, including dividends of
  $60,264, $38,091 and $19,520 for 1996,
  1995 and 1994, respectively                 $ 72,377      $ 50,839      $ 28,328
Realized investment gains (losses)                 486          (306)       (1,700)
Other income                                     4,058         5,615         6,190
                                              --------      --------      --------
Total revenues                                  76,921        56,148        32,818

Expenses, other than interest expense          (16,121)      (12,256)      (10,772)
Interest expense                               (30,014)      (22,907)      (22,892)
                                              --------      --------      --------

Income (loss) before Federal
  income taxes                                  30,786        20,985          (846)
                                              --------      --------      --------

Federal income taxes:
  Federal income taxes provided by
    subsidiaries on a separate return
    basis                                       41,002        22,481        13,513

  Federal income tax provision on a
    consolidated return basis                  (25,102)      (15,454)       (5,370)
                                              --------      --------      --------

Net benefit                                     15,900         7,027         8,143
                                              --------      --------      --------

Income before undistributed equity
  in net income of subsidiaries                 46,686        28,012         7,297


Equity in undistributed net income
   of subsidiaries                              43,577        32,870        27,797
                                              --------      --------      --------

Income before preferred dividends               90,263        60,882        35,094

Preferred dividends                            (13,909)      (11,062)      (10,356)
                                              --------      --------      --------

Net income attributable to
  common stockholders                         $ 76,354      $ 49,820      $ 24,738
                                              ========      ========      ========

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statement of Cash Flows (Parent Company)
                             (Amounts in thousands)

                                                               Years ended December 31,
                                                       ---------------------------------------
                                                          1996          1995           1994
                                                       ---------      ---------      ---------
Cash flows from operating activities:
  Net income before preferred dividends                $  90,263      $  60,882      $  35,094
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Equity in undistributed net
      income of subsidiaries                             (43,577)       (32,870)       (27,797)
    Tax payments from subsidiaries                        35,613         17,104         14,614
    Federal income taxes provided by subsidiaries        (40,848)       (22,481)       (13,513)
    Change in Federal income taxes                         4,840          3,654         (2,765)
    Realized investment losses                              (486)           306          1,700
    Other, net                                             6,050          4,087           (404)
                                                       ---------      ---------      ---------
         Net cash provided by operating activities
       before trading account sales (purchases)           51,855         30,682          6,929
  Trading account sales (purchases), net                   1,722        (26,065)            --
                                                       ---------      ---------      ---------
         Net cash provided by
           operating activities                           53,577          4,617          6,929
                                                       ---------      ---------      ---------

Cash flow used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale          13,121         23,158         77,613
    Equity securities                                        786              1            832
  Proceeds from maturities and prepayments of
    fixed maturity securities                                 --         15,206            521
  Cost of purchases, excluding trading account:
    Fixed maturity securities                           (130,003)        (3,452)      (106,600)
    Equity securities                                         --         (1,733)          (425)
  Cost of companies acquired                             (15,955)      (217,096)            --
  Investments in and advances to
    subsidiaries, net                                    (38,936)       (70,972)       (31,242)
    Net additions to real estate, furniture &
      equipment                                          (21,270)          (328)           (93)
  Other, net                                                  --             --           (503)
                                                       ---------      ---------      ---------
         Net cash used in investing activities          (192,257)      (255,216)       (59,897)
                                                       ---------      ---------      ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                  --        144,739             --
  Net proceeds from issuance of preferred stock               --         66,000        145,275
  Net proceeds from issuance of
    long-term debt                                        98,850             --             --
  Net proceeds from issuance of a subsidiary
    trust junior subordinated debt                       207,900             --             --
  Purchase of treasury shares                            (24,152)        (4,095)       (26,357)
  Cash dividends to common stockholders                  (10,147)        (7,844)        (7,459)
  Cash dividends to preferred shareholders               (12,824)       (11,062)        (8,051)
  Purchase of Preferred Stock                            (77,572)            --             --
  Payment of subsidiary debt                                  --             --         (4,527)
  Other, net                                               1,261          1,441            156
                                                       ---------      ---------      ---------
         Net cash provided by financing activities       183,316        189,179         99,037
                                                       ---------      ---------      ---------

Net increase in cash and invested cash                    44,636        (61,420)        46,069
Cash and invested cash at beginning of year               10,669         72,089         26,020
                                                       ---------      ---------      ---------
Cash and invested cash at end of year                  $  55,305      $  10,669      $  72,089
                                                       =========      =========      =========

See note to condensed financial statements

                            W. R. Berkley Corporation

            Condensed Financial Information of Registrant, Continued

                        December 31, 1996, 1995 and 1994

             Note to Condensed Financial Statements (Parent Company)


         The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 1995 and 1994 financial statements as originally reported to conform them to the presentation of the 1996 financial statements.

         The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, Federal income taxes payable by (or refundable to) subsidiary companies on a separate-return basis are paid to (or refunded by) W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

         Included in fixed maturities available for sale is $115,800,000 of securities placed in a trust which will be used to service the remaining outstanding shares of the Series A Preferred Stock. The Company expects that the proceeds of the trust will be utilized to redeem the Series A Preferred Stock on January 25, 1999.

                                                                    Schedule III

                   W. R. Berkley Corporation and Subsidiaries
                       Supplementary Insurance Information
                        December 31, 1996, 1995 and 1994
                             (Amounts in thousands)

                                               Reserve for
                             Deferred policy   losses and                                        Net         Loss and
                              acquisition         loss          Unearned       Premiums      investment        Loss
                                  cost          expenses        premiums        earned         income        expenses
                             ---------------   -----------      --------       --------      ----------      --------
December 31, 1996
Regional                        $ 68,780       $  386,123       $282,543       $494,819       $ 45,544       $332,535
Reinsurance                       16,947          293,340         65,388        206,144         31,071        153,162
Specialty                         25,588          785,204        132,749        176,253         54,186        120,660
Alternative markets                5,518          302,606         25,281         79,012         29,118         50,372
International                      2,324           15,430          8,252         24,993          1,426         12,431
Corporate and adjustments             --               --             --             --          3,145             --
                                --------       ----------       --------       --------       --------       --------
Total                           $119,157       $1,782,703       $514,213       $981,221       $164,490       $669,160
                                ========       ==========       ========       ========       ========       ========

December 31, 1995
Regional                        $ 58,469       $  343,546       $247,633       $434,282       $ 40,827       $285,146
Reinsurance                        8,388          234,811         55,539        185,244         26,186        145,094
Specialty                         15,265          805,072        109,089        145,322         54,118        116,211
Alternative markets                5,184          262,872         29,551         31,588          6,978         21,096
International                      2,211           13,719          8,710          6,900            377          3,451
Corporate and adjustments             --               --             --             --          8,846             --
                                --------       ----------       --------       --------       --------       --------
Total                           $ 89,517       $1,660,020       $450,522       $803,336       $137,332       $570,998
                                ========       ==========       ========       ========       ========       ========

December 31, 1994               $ 48,709       $  285,024       $205,130       $343,123       $ 32,897       $225,650
Regional                          10,482          962,663         43,725        168,239         19,034        147,894
Specialty                         11,138          810,526         94,963        128,939         49,949        101,921
Alternative markets                1,697           12,267          6,445         14,737          1,795         10,684
International                         --               --             --             --             --             --
Corporate and adjustments             --              406             --             --          6,008             --
                                --------       ----------       --------       --------       --------       --------
Total                           $ 72,026       $2,070,886       $350,263       $655,038       $109,683       $486,149
                                ========       ==========       ========       ========       ========       ========

                             Amortization of
                             deferred policy        Other
                               acquisition      operating cost   Net premiums
                                  Costs          and expenses       written
                             ---------------    --------------   ------------
December 31, 1996
Regional                        $144,342           $ 29,778       $  531,147
Reinsurance                       52,925              4,076          218,047
Specialty                         49,064             12,467          202,491
Alternative markets               25,457             67,397           75,644
International                     11,854              3,433           25,182
Corporate and adjustments             --              8,201               --
                                --------           --------       ----------
Total                           $283,642           $125,352       $1,052,511
                                ========           ========       ==========

December 31, 1995
Regional                        $131,152           $ 21,601       $  471,716
Reinsurance                       48,239              3,036          195,988
Specialty                         39,105             10,214          160,847
Alternative markets                6,382             70,373           25,998
International                      3,732                551            5,872
Corporate and adjustments             --              5,604               --
                                --------           --------       ----------
Total                           $228,610           $111,379       $  860,421
                                ========           ========       ==========

December 31, 1994               $105,539           $ 18,519       $  386,530
Regional                          43,698              7,845          176,699
Specialty                         36,534              8,992          134,715
Alternative markets                1,697             58,370           19,989
International                         --                 --               --
Corporate and adjustments             --              5,072               --
                                --------           --------       ----------
Total                           $187,468           $ 98,798       $  717,933
                                ========           ========       ==========

                                                                     Schedule IV


                   W. R. Berkley Corporation and Subsidiaries
                                   Reinsurance
                  Years ended December 31, 1996, 1995 and 1994
                             (Amounts in thousands)


                                                            Assumed                   Percentage
                                               Ceded         from                     of amount
                                   Direct     to other       other          Net       assumed to
                                   amount     companies    companies       amount         net
                                   ------     ---------    ---------       ------     ----------
Premiums written:
Year ended December 31, 1996:
    Regional insurance            $604,942     $ 78,041     $  4,246     $  531,147         0.8%
    Reinsurance                         --       10,708      228,755        218,047       104.9%
    Specialty insurance            302,832      111,826       11,485        202,491         5.7%
    Alternative Markets             58,065        5,353       22,932         75,644        30.3%
    International                   29,263        4,081           --         25,182          --
                                  --------     --------     --------     ----------       -----

     Total                        $995,102     $210,009     $267,418     $1,052,511        25.4%
                                  ========     ========     ========     ==========       =====


Year ended December 31, 1995:
    Regional insurance            $529,004     $ 72,504     $ 15,216     $  471,716         3.2%
    Reinsurance                         --       12,464      208,452        195,988       106.4%
    Specialty insurance            277,752      123,585        6,680        160,847         4.2%
    Alternative Markets              4,980        2,068       23,086         25,998        88.8%
    International                    7,420        1,548           --          5,872          --
                                               --------     --------     ----------       -----

Total                             $819,156     $212,169     $253,434     $  860,421        29.5%
                                  ========     ========     ========     ==========       =====


Year ended December 31, 1994:
    Regional insurance            $431,103     $ 53,458     $  8,885     $  386,530         2.3%
    Reinsurance                         --       17,834      194,533        176,699       110.1%
    Specialty insurance            264,747      138,759        8,727        134,715         6.5%
    Alternative Markets                 --          186       20,175         19,989       100.9%
    International                       --           --           --             --          --
                                               --------     --------     ----------       -----

Total                             $695,850     $210,237     $232,320     $  717,933        32.4%
                                  ========     ========     ========     ==========       =====

                                                                     Schedule VI


                   W. R. Berkley Corporation and Subsidiaries
   Supplementary Information Concerning Property-Casualty Insurance Operations
                        December 31, 1996, 1995 and 1994
                             (Amounts in thousands)


                                              1996             1995             1994
                                              ----             ----             ----
Deferred policy acquisition costs         $   119,157      $    89,517      $    72,026
Reserves for losses and loss expenses       1,782,703        1,660,020        2,070,886
Unearned premium                              514,213          450,522          350,263
Premiums earned                               981,221          803,336          655,038
Net investment income                         164,490          137,332          109,683
Losses and loss expenses incurred:
  Current Year                                675,674          580,594          493,418
  Prior Years                                 (15,219)          (9,596)          (7,269)
Amortization of discount                        8,705               --               --
Amortization of deferred policy
  acquisition costs                           283,642          228,610          187,468
Paid losses and loss expenses                 545,288          449,151          373,927
Net premiums written                        1,052,511          860,421          717,933