Form 10-Q
period 1997-03-31
BERKLEY W R CORP
filed 1997-05-12
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 For Quarter Ended. . . . . . . . March 31, 1997

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

Number of shares of common stock, $.20 par value, outstanding as of May 2, 1997:
19,648,061.

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                     March 31,        December 31,
                                                                                       1997              1996
                                                                                     ---------        -----------
                                                                                               (Unaudited)
Assets
Investments:
  Invested cash                                                                    $   314,904         $   327,193
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $199,804 and $208,232)                                                           200,553             204,234
    Available for sale at fair value (cost $2,101,754
       and $2,012,911)                                                               2,098,848           2,045,254
  Equity securities, at fair value:
    Available for sale (cost $85,226 and $78,435)                                       93,666              93,900
    Trading account (cost $194,265 and $260,167)                                       191,908             267,609
Cash                                                                                    26,064              19,292
Premiums and fees receivable                                                           274,986             256,441
Due from reinsurers                                                                    444,550             427,419
Accrued investment income                                                               33,910              34,577
Prepaid reinsurance premiums                                                            69,754              70,057
Deferred policy acquisition costs                                                      128,071             119,157
Real estate, furniture & equipment at cost, less accumulated depreciation              116,613             116,303
Excess of cost over net assets acquired                                                 72,680              73,404
Other assets                                                                            24,243              18,424
                                                                                   -----------         -----------
                                                                                   $ 4,090,750         $ 4,073,264
                                                                                   ===========         ===========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                            $ 1,809,662         $ 1,782,703
  Unearned premiums                                                                    540,636             514,213
  Due to reinsurers                                                                     73,500              71,352
  Deferred Federal income taxes                                                             --               4,013
  Other liabilities                                                                    204,751             210,916
                                                                                   -----------         -----------
                                                                                     2,628,549           2,583,197
                                                                                   -----------         -----------
Long-term debt                                                                         390,183             390,104
                                                                                   -----------         -----------
Company-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely 8.197% junior subordinated debentures
  of the Corporation due December 15, 2045                                             207,911             207,901
Minority interest                                                                       15,489              12,330
                                                                                   -----------         -----------
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
       7 3/8% Series A Cumulative Redeemable Preferred
        Stock 747,727 and 930,807 shares issued and outstanding                             75                  93
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
      outstanding, net of treasury shares,
      19,648,061 and 19,635,976 shares                                                   4,854               4,854
  Additional paid-in capital                                                           444,113             471,492
  Retained earnings                                                                    513,816             490,338
  Net unrealized investment gains,
       net of taxes                                                                      3,597              31,075
  Treasury stock, at cost, 4,621,317 and
     4,633,402 shares                                                                 (117,837)           (118,120)
                                                                                   -----------         -----------
                                                                                       848,618             879,732
                                                                                   -----------         -----------
                                                                                   $ 4,090,750         $ 4,073,264
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

                   W. R. Berkley Corporation and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                                              For the Three Months
                                                                Ended March 31,
                                                          ---------------------------
                                                             1997              1996
                                                          ---------         ---------
Revenues:
  Net premiums written                                    $ 284,010         $ 249,208
  Increase in unearned premiums                             (26,726)          (20,069)
                                                          ---------         ---------
    Premiums earned                                         257,284           229,139
  Net investment income                                      44,831            39,619
  Management fees and commissions                            17,530            18,562
  Realized gains on investments                               9,340               311
  Other income                                                  837               643
                                                          ---------         ---------
    Total revenues                                          329,822           288,274

Operating costs and expenses:
  Losses and loss expenses                                 (169,593)         (160,763)
  Other operating costs and expenses                       (110,013)          (95,393)
  Interest expense                                          (12,218)           (7,787)
                                                          ---------         ---------
    Income before income taxes and
      minority interest                                      37,998            24,331

Federal income tax expense                                   (9,795)           (4,809)
                                                          ---------         ---------

    Income before minority interest                          28,203            19,522

Minority interest                                               341                --
                                                          ---------         ---------

    Net income before preferred dividends                    28,544            19,522

Preferred dividends                                          (2,117)           (3,838)
                                                          ---------         ---------

    Net income attributable to common stockholders        $  26,427         $  15,684
                                                          =========         =========

Net income per share                                      $    1.35         $     .78
                                                          =========         =========

Average shares outstanding                                   19,641            20,178
                                                          =========         =========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       For the Three Months
                                                                                           Ended March 31,
                                                                                    --------------------------
                                                                                       1997              1996
                                                                                    ---------        ---------
Cash flows from operating activities:
  Net income before preferred dividends                                             $  28,544         $  19,522
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                                                    (341)               --
    Increase in reserves for losses
      and loss expenses, net                                                           11,976            32,351
    Depreciation and amortization                                                         642             2,889
    Change in unearned premiums and
      prepaid reinsurance premiums                                                     26,726            20,069
    Increase in premiums and fees receivable                                          (18,545)          (17,435)
    Change in Federal income taxes                                                      6,119             4,400
    Change in deferred acquisition cost                                                (8,914)           (7,448)
    Realized gains on investments                                                      (9,340)             (311)
    Other                                                                               1,088           (13,231)
                                                                                    ---------         ---------
          Net cash flows from operating activities
            before trading account sales                                               37,955            40,806
Trading account sales                                                                  58,708            13,335
                                                                                    ---------         ---------
      Net cash flows from operating activities                                         96,663            54,141
                                                                                    ---------         ---------

Cash flows from investing activities:
 Proceeds from sales, excluding trading
  account:
     Fixed maturity securities available for sale                                     153,346            96,627
     Equity securities                                                                 16,485             2,197
     Proceeds from maturities and prepayments of
       fixed maturity securities                                                       39,040            52,087
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                    (273,971)         (191,618)
     Fixed maturity securities held to maturity                                            --           (28,448)
     Equity securities                                                                (13,914)           (2,080)
  Change in balances due to/from security brokers                                      17,552               946
  Net additions to real estate, furniture and equipment                                (3,398)           (8,607)
  Other                                                                                (8,820)             (874)
                                                                                    ---------         ---------
          Net cash flows from investing activities                                    (73,680)          (79,770)
                                                                                    ---------         ---------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                                             --            98,850
  Repayment of preferred stock                                                        (27,462)          (27,351)
  Repayment of subsidiary debt                                                             --           (27,225)
  Cash dividends to common stockholders                                                (2,554)           (2,419)
  Cash dividends to preferred stockholders                                             (2,307)           (2,856)
  Purchase of treasury shares                                                              --                --
  Other                                                                                 3,823               416
                                                                                    ---------         ---------
          Net cash flows from financing activities                                    (28,500)           39,415
                                                                                    ---------         ---------

Net increase (decrease) in cash and invested cash                                      (5,517)           13,786
Cash and invested cash at beginning of year                                           346,485           206,917
                                                                                    ---------         ---------
Cash and invested cash at end of period                                             $ 340,968         $ 220,703
                                                                                    =========         =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                     $   7,475         $   4,531
                                                                                    =========         =========
  Federal income taxes paid, net                                                    $   3,675         $     408
                                                                                    =========         =========

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


         The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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

B.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                                                         For the Three Months
                                                                           Ended March 31,
                                                                           ---------------
                                                                       1997                1996
                                                                       ----                ----
          Ceded premiums written                                    $ 55,079             $ 50,874
                                                                     =======              =======

          Ceded premiums earned                                     $ 54,678             $ 52,760
                                                                     =======              =======

          Ceded losses and loss expenses                            $ 25,245             $ 31,066
                                                                     =======              =======

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

D.       RECENT ACCOUNTING PRONOUNCEMENTS


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), entitled "Earnings Per Share." SFAS 128 will replace the presentation of primary and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, whereas primary earnings per share includes the dilutive effect of common stock equivalents. Diluted earnings per share is generally similar to fully diluted earnings per share under current accounting standards. For calendar year enterprises, SFAS 128 is effective commencing with year end 1997 financial statements and will then apply retroactively to both annual and interim periods, requiring the restatement of previously presented earnings per share data. Earlier application is not permitted. Based on preliminary calculations, the Company does not believe that earnings per share computed under SFAS 128 would be materially different from the earnings per share data presented herein.


E.       OTHER MATTERS


         Net unrealized investment gains decreased by $27,478,000 (net of Federal income taxes of $14,795,000) during the three months ended March 31, 1997. Of this amount, $4,566,000 was attributable to a decrease in unrealized gains on equity securities and $22,912,000 was attributable to a decrease in unrealized gains on fixed maturities available for sale.

         Reclassifications have been made in the 1996 financial statements as originally reported to conform them to the presentation of the 1997 financial statements.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net income attributable to common stockholders ("net income") was $26.4 million, ($1.35 per share) for the first quarter of 1997, in comparison with $15.7 million, ($.78 per share), for the 1996 period. Operating income, which is net income before realized investment gains, was $20.4 million, ($1.04 per share), in the first quarter of 1997 in comparison with $15.5 million, ($.77 per share), earned in the corresponding 1996 period.

         Net premiums written during the first quarter of 1997 increased by 14% to $284.0 million from $249.2 million written in the comparable 1996 period. Net premiums written by the regional segment increased by $27.6 million or 24%; 60% of this increase is due to business units which were added in the past four years. Specialty net premiums written decreased by $2.3 million or 5% due to a decrease in premiums written by Carolina Casualty which was partially offset by increases recorded by other specialty operations. Net premiums written by our reinsurance operations decreased by $1.5 million or 3% due to a decline in treaty business which was partially offset by premiums generated by the Latin American and Caribbean division which commenced operations in February 1996. Alternative markets net premiums written increased $8.0 million or 32% as both Midwest Employers Casualty Company and Signet Star's Alternative Markets division increased their market penetration. International net premiums written increased $3.1 million or 57% due to the July 1996 start up of a workers compensation unit in Argentina.

         For the three months ended March 31, 1997, pre-tax investment income increased by 13% to $44.8 million. This increase was primarily due to an increase in average investable assets due to the December 1996 issuance of $210 million Capital Securities, discussed below, and cash flow from operations. In addition, an increase in investment yields available in the financial markets contributed to the growth in investment income (See "Liquidity and Capital Resources").

         Management fees and commission income ("Management fees") consist primarily of revenues earned by the Alternative Markets segment. During the first quarter of 1997, management fees decreased 6% from the comparable 1996 amount, principally due to the effects of intense competition in the workers compensation market.

         Realized gains increased to $9.3 million from $.3 million earned in the comparable 1996 period. Realized gains on fixed income securities result primarily from the Company's strategy of rebalancing the asset and liability duration relationship; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1997 and 1996 realized gains resulted from the sale of equity securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 100.1% for the quarter ended March 31, 1997 from 103.0% in the comparable 1996 period due to decrease in the consolidated loss ratio which was partially offset by an increase in the expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 66.2% in 1997 from 70.4% in 1996 due partially to a decrease in weather related losses.

         Other operating costs and expenses, which consists of the expenses of the Company's insurance and alternative markets operations as well as the Company's corporate and investment expenses, increased by 15% to $110.0 million. The increase in other operating costs and expenses is primarily due to substantial growth in premium volume which in turn results in an increase in underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) increased to 33.5% from 32.2% primarily due to higher commission expenses in the Specialty operations.

         Interest expense increased due to the December 1996 issuance of $210 million Company-obligated mandatory redeemable capital securities of a subsidiary trust holding solely 8.197% Junior Subordinated Debentures of the Corporation. Preferred dividends decreased due to the retirement of the series B Preferred stock, in 1996 and the retirement of 252,273 shares of the Series A Preferred Stock during December 1996 and January 1997.

         Federal income tax expense in 1997 was $9.8 million (26% effective rate) as compared to a $4.8 million (20% effective rate) for the comparable 1996 period. The increase in the effective tax rate in 1997 is due primarily to a decrease in the percentage of pre-tax income that is tax-exempt. (See "Liquidity and Capital Resources").


Liquidity and Capital Resources


         Cash flow from operating activities before trading account sales, was $38.0 million in the first quarter of 1997 compared with $40.8 million for the same period in 1996. The investment portfolio, on a cost basis, increased by $13.8 million to $2,896.7 million at March 31, 1997 from $2,882.9 million at December 31, 1996 due to cash flow from operations and the net financing activities discussed below.

         The change in the Company's investment portfolio distribution at March 31, 1997 as compared with December 31, 1996 was: tax-exempt securities increased to 31% from 29%; U.S. Government securities and cash equivalents remained at 27%; corporate bonds remained at 14%; mortgage-backed securities remained at 19% and equity securities represented the balance.

         In January 1997 the Company purchased and retired 183,080 shares of the Series A Preferred Stock for $27.5 million.

         For the first quarter of 1997, Stockholders' equity decreased by approximately $31.1 million. The decrease in stockholders' equity is primarily attributable to the repurchase of the Series A Preferred stock. In addition, the decrease in unrealized gains in marketable securities, which was substantially offset by retained earnings in the period, also contributed to a decline in stockholders' equity. Accordingly, the Company's total capitalization, declined to $1,446.7 million at March 31, 1997 and the percentage of the Company's capital attributable to long-term debt increased to 27% from 26% at December 31, 1996.

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




                                                       W. R. BERKLEY CORPORATION




                                                       By /s/ William R. Berkley
                                                          ----------------------
                                                       William R. Berkley
                                                       Chairman of the Board and
                                                       Chief Executive Officer





                                                       By /s/ Anthony J. DelTufo
                                                          ----------------------
                                                       Anthony J. Del Tufo
                                                       Senior Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer