Form 10-Q
period 1997-06-30
BERKLEY W R CORP
filed 1997-08-14
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended. . . . . . . .                       June 30, 1997

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

Number of shares of common stock, $.20 par value, outstanding as of August 1, 1997: 19,674,146

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                   June 30,         December 31,
                                                                                     1997               1996
                                                                                  ----------        ------------
                                                                                 (Unaudited)
Assets
Investments:
  Invested cash                                                                   $  286,658        $  327,193
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $197,684 and $208,232)                                                         194,006           204,234
    Available for sale at fair value (cost $2,109,330
       and $2,012,911)                                                             2,143,808         2,045,254
  Equity securities, at fair value:
    Available for sale (cost $82,871 and $78,435)                                     94,240            93,900
    Trading account (cost $347,928 and $260,167)                                     360,968           267,609
Cash                                                                                  19,600            19,292
Premiums and fees receivable                                                         323,873           256,441
Due from reinsurers                                                                  443,864           427,419
Accrued investment income                                                             35,123            34,577
Prepaid reinsurance premiums                                                          77,377            70,057
Deferred policy acquisition costs                                                    136,692           119,157
Real Estate, furniture & equipment at cost, less accumulated
    depreciation                                                                     117,504           116,303
Excess of cost over net assets acquired                                               72,924            73,404
Other assets                                                                          25,984            18,424
                                                                                  ----------        ----------
                                                                                  $4,332,621        $4,073,264
                                                                                  ==========        ==========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                           $1,839,993        $1,782,703
  Unearned premiums                                                                  577,102           514,213
  Due to reinsurers                                                                   85,473            71,352
  Deferred Federal income taxes                                                        4,301             4,013
  Other liabilities                                                                  321,042           210,916
                                                                                  ----------        ----------
                                                                                   2,827,911         2,583,197
                                                                                  ----------        ----------
Long-term debt                                                                       390,259           390,104
                                                                                  ----------        ----------
Company-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely 8.197% junior subordinated debentures of the
Corporation due December 15, 2045                                                    207,923           207,901
Minority interest                                                                     21,626            12,330
                                                                                  ----------        ----------
Stockholders' equity:
  Preferred stock, par value $.10 per share: Authorized 5,000,000 shares:
      7 3/8% Series A Cumulative Redeemable Preferred
       Stock 705,540 and 930,807 shares issued and outstanding                            70                93
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
      outstanding, net of treasury shares,
       19,668,586 and 19,635,976 shares                                                4,854             4,854
  Additional paid-in capital                                                         438,044           471,492
  Retained earnings                                                                  529,491           490,338
  Net unrealized investment gains,
       net of taxes                                                                   29,800            31,075
  Treasury stock, at cost, 4,600,792 and
    4,633,402 shares                                                                (117,357)         (118,120)
                                                                                  ----------        ----------
                                                                                     884,902           879,732
                                                                                  ----------        ----------
                                                                                  $4,332,621        $4,073,264
                                                                                  ==========        ==========



See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                                            For the Three Months                For the Six Months
                                                               Ended June 30,                      Ended June 30,
                                                            --------------------                ------------------
                                                            1997             1996             1997             1996
                                                            ----             ----             ----             ----
Revenues:
  Net premiums written                                   $ 300,759        $ 269,477        $ 584,769        $ 518,683
  Increase in unearned premiums                            (28,843)         (26,456)         (55,569)         (46,526)
                                                         ---------        ---------        ---------        ---------
    Premiums earned                                        271,916          243,021          529,200          472,157
  Net investment income                                     47,587           39,494           92,418           79,109
  Management fees and commission income                     17,890           18,066           35,420           36,286
  Realized gains (losses) on investments                    (2,146)             213            7,194              523
  Other income                                                 679              499            1,516            1,143
                                                         ---------        ---------        ---------        ---------
    Total revenues                                         335,926          301,293          665,748          589,218

Operating costs and expenses:
  Losses and loss expenses                                (181,267)        (164,278)        (350,860)        (325,042)
  Other operating costs and expenses                      (116,498)        (101,313)        (226,511)        (196,361)
  Interest expense                                         (12,237)          (7,901)         (24,455)         (15,688)
                                                         ---------        ---------        ---------        ---------
    Income before income taxes and
      minority interest                                     25,924           27,801           63,922           52,127
Federal income tax expense                                  (5,564)          (6,275)         (15,359)         (11,083)
                                                         ---------        ---------        ---------        ---------

    Income before minority interest                         20,360           21,526           48,563           41,044

Minority interest                                              273             (165)             614             (161)
                                                         ---------        ---------        ---------        ---------

    Net income before preferred dividends                   20,633           21,361           49,177           40,883

Preferred dividends                                         (2,008)          (3,380)          (4,125)          (7,218)
                                                         ---------        ---------        ---------        ---------


    Net income attributable to common stockholders       $  18,625        $  17,981        $  45,052        $  33,665
                                                         =========        =========        =========        =========

Net income per share                                     $     .95        $     .91        $    2.29        $    1.68
                                                         =========        =========        =========        =========

Average shares outstanding                                  19,653           19,782           19,647           19,980
                                                         =========        =========        =========        =========
Pro forma net income per
  share retroactively adjusted to
  reflect the 3 for 2 stock split                        $     .63        $     .61        $    1.53        $    1.13
                                                         =========        =========        =========        =========

Pro forma average shares
  outstanding adjusted to
  reflect the 3 for 2 stock split                           29,480           29,673           29,471           29,970
                                                         =========        =========        =========        =========




See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                 For the Six Months
                                                                   Ended June 30,
                                                                1997             1996
                                                             ---------        ---------
Cash flows from operating activities:
  Net income before preferred dividends                      $  49,177        $  40,883
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                             (614)             161
    Increase in reserves for losses
      and loss expenses, net of due to/from reinsurers          54,587           87,071
    Depreciation and amortization                                2,396            5,583
    Change in unearned premiums and
      prepaid reinsurance premiums                              55,569           46,526
    Increase in premiums and fees receivable                   (66,704)         (31,238)
    Change in Federal income taxes                              (5,916)             199
    Change in deferred acquisition cost                        (17,535)         (17,210)
    Realized gains on investments                               (7,194)            (523)
    Other, net                                                   6,266          (41,662)
                                                             ---------        ---------
          Net cash flows from operating activities
            before trading account sales (purchases)            70,032           89,790
Trading account sales (purchases), net                           2,305           53,307
                                                             ---------        ---------
      Net cash flows from operating activities                  72,337          143,097
                                                             ---------        ---------

Cash flows from investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale              279,303          181,600
     Equity securities                                          24,398           28,852
  Proceeds from maturities and prepayments of
       fixed maturity securities                                57,094          108,692
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale             (419,201)        (320,422)
     Fixed maturity securities held to maturity                     --          (49,451)
     Equity securities                                         (20,475)          (2,925)
  Change in balances due to/from security brokers               17,569          (11,655)
  Other, net                                                   (18,029)         (29,107)
                                                             ---------        ---------
          Net cash flows from investing activities             (79,341)         (94,416)
                                                             ---------        ---------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                      --           98,850
  Repurchase of preferred stock                                (33,785)         (27,216)
  Repayment of subsidiary debt                                      --          (28,306)
  Cash dividends to common stockholders                         (5,502)          (5,043)
  Cash dividends to preferred stockholders                      (4,923)          (5,791)
  Purchase of treasury shares                                       --          (22,121)
  Other, net                                                    10,987              487
                                                             ---------        ---------
          Net cash flows from financing activities             (33,223)          10,860
                                                             ---------        ---------

Net increase (decrease) in cash and invested cash              (40,227)          59,541
Cash and invested cash at beginning of year                    346,485          206,917
                                                             ---------        ---------
Cash and invested cash at end of period                      $ 306,258        $ 266,458
                                                             =========        =========
Supplemental disclosure of cash flow information:
  Interest paid                                              $  22,855        $  11,770
                                                             =========        =========
  Federal income taxes paid, net                             $  20,883        $  10,883
                                                             =========        =========




See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

B.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                     For the Three Months          For the Six Months
                                         Ended June 30,               Ended June 30,
                                     ---------------------       -----------------------
                                       1997          1996          1997           1996
                                     -------       -------       --------       --------
Ceded premiums written               $65,441       $51,673       $120,520       $102,547
                                     =======       =======       ========       ========

Ceded premiums earned                $59,286       $54,263       $113,964       $107,023
                                     =======       =======       ========       ========

Ceded losses and loss expenses       $38,768       $31,616       $ 64,013       $ 62,682
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

E.       STOCK OPTION PLAN

         In May 1997, the Corporation restated the W. R. Berkley Corporation 1992 Stock Option Plan ("the Stock Option Plan") to increase the number of shares of Common Stock authorized for issuance under the Stock Option Plan from 1,750,000 to 4,750,000. In addition, in May 1997 options to purchase 650,000 shares of Common Stock were granted pursuant to the Plan.

         The following table summarizes option information, including options granted under both the 1992 and prior plans:

                                           For the period from            For the period from
                                            January 1, 1997 to             January 1, 1996 to
                                              June 30, 1997                December 31, 1996
                                         -----------------------       -------------------------
                                                        Weighted                        Weighted
                                                        Average                          Average
                                                        Exercise                        Exercise
                                           Shares        Price            Shares         Price
                                           ------        -----            ------         -----

Outstanding at beginning of period       1,649,765       $39.05         1,012,197       $35.45
Granted                                    701,500        51.05           733,851        43.53
Exercised                                   31,810        32.58            42,809        29.57
Canceled                                     3,717        37.83            53,474        39.89
                                         ---------       ------         ---------       ------

Outstanding at end of period             2,315,738        42.77         1,649,765        39.05
                                         =========       ======         =========       ======

Options exercisable at end of
  period                                   446,528                        348,497
                                         =========                        =======

Options available for future grant       2,580,727                        277,510
                                         =========                        =======

         Had compensation costs for the Company's 1997 and 1996 grants been determined under the cost recognition alternative of FAS 123, the effect on the Company's net income and net income attributable to common shareholders would have been:


                                                For the Six             For the Six
                                               Months Ended            Months Ended
                                               June 30, 1997           June 30, 1996
                                               -------------           -------------
As reported:
         Net Income                              $49,177                   $40,883
                                                 =======                   =======
         Net Income attributable
           to Common Shareholders                $45,052                   $33,665
                                                 =======                   =======

Pro forma:
         Net Income                              $48,337                   $40,471
                                                 =======                   =======
         Net Income attributable
           to Common Shareholders                $44,412                   $33,253
                                                 =======                   =======

F.       OTHER MATTERS

         Net unrealized investment gains decreased by $1,275,000 (net of Federal income taxes of $686,000) during the six months ended June 30, 1997. Of this amount, $2,661,000 was attributable to a decrease in unrealized gains on equity securities and $1,386,000 was attributable to an increase in unrealized gains on fixed maturities available for sale.

G.       3 FOR 2 STOCK SPLIT

         On August 12, 1997 the Company announced that its Board of Directors had approved a 3 for 2 stock split of the Company's common stock in the form of a stock dividend. Stockholders of record on August 27, 1997 will receive additional shares on or about September 18, 1997. The proforma information provided on the Statement of Operations gives effect to the split as if the split occurred on January 1 of the respective periods. The actual number of additional shares issued on the effective date may differ.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Net income attributable to common stockholders (net income) for the first six months of 1997 was $45,052,000 ($2.29 per share). The comparable 1996 amount was $33,665,000 ($1.68 per share). For the quarter ended June 30, 1997, net income was $18,625,000 ($.95 per share) in comparison with $17,981,000 ($.91 per share) recorded in the comparable prior year period.

         Operating income, which we define as net income before realized investment gains or losses, for the first six months of 1996 was $40,376,000 ($2.06 per share). The comparable 1996 amount, was $33,325,000 ($1.66 per share). For the quarter ended June 30, 1997, operating income was $20,020,000 ($1.02 per share) in comparison with $17,843,000 ($.90 per share) recorded in the comparable prior year period.

Operating Results for the Six Months ended June 30, 1997 as Compared to the Six Months ended June 30, 1996

         Net premiums written during the first six months of 1997 increased 13% to $584,769,000 from $518,683,000. Regional net premiums written increased 19% to $306,074,000; two-thirds of this increase was due to business units which were started during the past four years. Reinsurance net premiums written decreased 3% to $105,111,000; this decrease was substantially due to a decrease in treaty business offset by premiums generated by the Latin American and Caribbean division which commenced operations in February 1996. Specialty net premiums written increased 2% to $105,850,000; this increase is due to an increase in business written by Excess and Surplus operations which more than offset a decline in premiums written by our transportation unit. Alternative markets net premiums written increased 28% to $49,294,000 as Signet Star's alternative markets division increased its market penetration. International net premiums written increased $6.7 million or 57% due to the July 1996 start-up of a Worker's Compensation unit in Argentina.

         For the six months ended June 30, 1997, pre-tax net investment income increased $13,309,000 to $92,418,000. This increase was primarily due to the increase in average investable assets due to the December 1996 issuance of $210 million capital securities discussed below, and cash flow from operations. In addition, an increase in investment income earned by our trading portfolio contributed to the growth in investment income (see "Liquidity and Capital Resources").

         Management fees and commission income consist primarily of fees earned by the insurance services sector of the alternative markets segment. Management fees and Commissions earned during the first six months of 1997 decreased 2% to $35,240,000 principally due to the effects of intense competition in the workers' compensation market.

         Realized investment gains increased to $7.2 million from $523,000 earned during the comparable 1996 period. Realized gains on fixed income securities result primarily from the Company's strategy of rebalancing the asset and liability duration relationship; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1997 and 1996 realized gains resulted from the sale of equity securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 100.4% for the six months ended June 30, 1997 from 102.1% in the comparable 1996 period due to a decrease in the consolidated loss ratio which was offset by a slightly higher expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 66.6% in 1997 from 69.1% in 1996. This improvement was due to a decrease in weather related losses incurred by our regional operations and better then expected experience on business written in prior years recorded by our specialty operations.

         Other operating costs and expenses, which consists of the expenses of the Company's insurance and alternative markets operations, as well as the Company's corporate and investment expenses increased 15% to $226,511,000 for the six months ended June 30, 1997. The increase in other operating costs is primarily due to substantial growth in premium, which in turn results in an increase in underwriting expenses. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 33.4% for the 1997 period from 32.6% for the comparable 1996 period. The underwriting expense ratio increased primarily as a result of an increase in commission expense.

         The Federal income tax provision resulted in an effective tax rate of 24% in 1997 (21% in 1996). The increase in the effective tax rate in 1997 is due primarily to a increase in the percentage of pretax income represented by realized gains.

Operating Results for the Second Quarter of 1997 as Compared to the Second Quarter of 1996

         For the second quarter of 1997 as compared to the corresponding 1996 period, net premiums written increased 12%; net investment income increased 21%; and management fees and commission income decreased 1%, all for the reasons discussed above.

         The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 100.8% for the three months ended June 30, 1997 from 101.4% in the comparable 1996 period due to a decrease in the consolidated loss ratio which more than offset a higher expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) improved to 67.0% in 1997 from 67.9% in 1996 for the reasons discussed above.

         Other operating costs and expenses, increased 15% to $116,498,000 for the three months ended June 30, 1997 and the consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 33.4% for the 1997 period from 33.0% for the comparable 1996, for the reasons discussed above.

Liquidity and Capital Resources


         Cash flow from operating activities before trading account sales was $70.0 million during the first six months of 1997 in comparison with $89.8 million recorded for the same period in 1996. The investment portfolio, on a cost basis, rose by $137.9 million to $3,020.8 million at June 30, 1997 from $2,882.9 million at December 31, 1996 due to cash flow from operations and the net effects of financing activities discussed below.

         Changes in the distribution of the Company's investment portfolio at June 30, 1997 in comparison with December 31, 1996 were as follows: tax-exempt securities increased to 30% from 29%; U.S. Government securities and cash equivalents decreased to 16% from 27%; corporate bonds remained at 14%; mortgage-backed securities decreased to 17% from 19%; and equity securities represented the balance.

         In January 1997, the Company purchased and retired 183,080 shares of the Series A Preferred stock for $27.5 million. In the second quarter 42,187 shares of the Series A Preferred stock were purchased for $6.3 million.

         For the first six months of 1997, Stockholders' equity increased by approximately $5.2 million. The increase in stockholders' equity is attributable to an increase in retained earnings which was partially offset by the repurchase of the Series A Preferred stock and a slight decrease in unrealized gains in marketable securities. Accordingly, the Company's total capitalization increased to $1,483.1 million at June 30, 1997 and the percentage of the Company's capital attributable to long-term debt remained at 26%.

         For background information concerning a further discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K.

Other information

         The Company continues to address system programming issues with regards to system requirements for the year 2000 and expects to be in compliance by the end of 1998. Costs associated with the year 2000 compliance are expensed as incurred.

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




                                             W. R. BERKLEY CORPORATION




                                             By /s/ William R. Berkley
                                             ------------------------------
                                             William R. Berkley
                                             Chairman of the Board and
                                             Chief Executive Officer





                                             By /s/ Anthony J. DelTufo
                                             ------------------------------
                                             Anthony J. Del Tufo
                                             Senior Vice President,
                                             Chief Financial Officer
                                             and Treasurer