Form 10-Q
period 1997-09-30
BERKLEY W R CORP
filed 1997-11-12
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended. . . . . . . .           September 30, 1997

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

Number of shares of common stock, $.20 par value, outstanding as of November 3, 1997: 29,547,822

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     September 30,          December 31,
                                                                         1997                  1996
                                                                     -------------          ------------
                                                                       (Unaudited)
Assets
Investments:
  Invested cash                                                       $   316,114           $   327,193
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $193,348 and $208,232)                                              185,750               204,234
    Available for sale at fair value (cost $2,169,280
      and $2,012,911)                                                   2,228,824             2,045,254
  Equity securities, at fair value:
    Available for sale (cost $84,561 and $78,435)                          96,886                93,900
    Trading account (cost $338,136 and $260,167)                          354,226               267,609
Cash                                                                       10,444                19,292
Premiums and fees receivable                                              334,552               256,441
Due from reinsurers                                                       435,933               427,419
Accrued investment income                                                  34,839                34,577
Prepaid reinsurance premiums                                               74,043                70,057
Deferred policy acquisition costs                                         144,536               119,157
Real Estate, furniture & equipment at cost, less accumulated              126,257               116,303
  depreciation
Excess of cost over net assets acquired                                    72,171                73,404
Other assets                                                               23,567                18,424
                                                                      -----------           -----------
                                                                      $ 4,438,142           $ 4,073,264
                                                                      ===========           ===========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                               $ 1,869,456           $ 1,782,703
  Unearned premiums                                                       591,951               514,213
  Due to reinsurers                                                        83,685                71,352
  Deferred Federal income taxes                                            19,563                 4,013
  Other liabilities                                                       333,245               210,916
                                                                      -----------           -----------
                                                                        2,897,900             2,583,197
                                                                      -----------           -----------
Long-term debt                                                            390,337               390,104
                                                                      -----------           -----------
Company-obligated manditorily redeemable capital
securities of a subsidiary trust holding solely
8.197% junior subordinated debentures of the                              207,933               207,901
Corporation due December 15, 2045
Minority interest                                                          26,787                12,330
                                                                      -----------           -----------
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
    7 3/8% Series A Cumulative Redeemable
    Preferred Stock 653,952 and 930,807 shares issued and
    outstanding                                                                65                    93
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
    outstanding, net of treasury shares,
    29,534,268 and 29,453,964 shares                                        7,281                 7,281
  Additional paid-in capital                                              427,938               469,065
  Retained earnings                                                       549,965               490,338
  Net unrealized investment gains,
    net of taxes                                                           46,712                31,075
  Treasury stock, at cost, 6,869,577 and
    6,950,103 shares                                                     (116,776)             (118,120)
                                                                      -----------           -----------
                                                                          915,185               879,732
                                                                      -----------           -----------
                                                                      $ 4,438,142           $ 4,073,264
                                                                      ===========           ===========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                          For the Three Months              For the Nine Months
                                                           Ended September 30,              Ended September 30,
                                                          --------------------              -------------------

                                                           1997            1996             1997             1996
                                                        ---------       ---------       -----------       ---------
Revenues:
  Net premiums written                                  $ 302,106       $ 269,646       $   886,875       $ 788,329
  Increase in unearned premiums                           (18,183)        (21,068)          (73,752)        (67,594)
                                                        ---------       ---------       -----------       ---------
    Premiums earned                                       283,923         248,578           813,123         720,735
  Net investment income                                    48,257          41,483           140,675         120,592
  Management fees and commission income                    17,413          16,945            52,833          53,231
  Realized gains on investments                             5,127           3,581            12,321           4,104
  Other income                                                930             947             2,446           2,090
                                                        ---------       ---------       -----------       ---------
    Total revenues                                        355,650         311,534         1,021,398         900,752

Operating costs and expenses:
  Losses and loss expenses                               (189,569)       (170,164)         (540,429)       (495,206)
  Other operating costs and expenses                     (120,503)       (101,935)         (347,014)       (298,296)
  Interest expense                                        (12,197)         (7,967)          (36,652)        (23,655)
                                                        ---------       ---------       -----------       ---------
    Income before income taxes and
      minority interest                                    33,381          31,468            97,303          83,595
Federal income tax expense                                 (7,932)         (7,554)          (23,291)        (18,637)
                                                        ---------       ---------       -----------       ---------

    Income before minority interest                        25,449          23,914            74,012          64,958

Minority interest                                             124             178               738              17
                                                        ---------       ---------       -----------       ---------

    Net income before preferred dividends                  25,573          24,092            74,750          64,975

Preferred dividends                                        (1,852)         (3,380)           (5,977)        (10,598)
                                                        ---------       ---------       -----------       ---------


    Net income attributable to common stockholders      $  23,721       $  20,712       $    68,773       $  54,377
                                                        =========       =========       ===========       =========


Net income per share                                    $     .80       $     .70       $      2.34       $    1.83
                                                        =========       =========       ===========       =========

Average shares outstanding                                 29,517          29,438            29,379          29,792
                                                        =========       =========       ===========       =========




See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                               For the Nine Months
                                                               Ended September 30,
                                                            -------------------------
                                                               1997            1996
                                                            ---------       ---------
Cash flows from operating activities:
  Net income before preferred dividends                     $  74,750       $  64,975
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                            (738)            (17)
    Increase in reserves for losses
      and loss expenses, net of due to/from reinsurers         90,193          89,041
    Depreciation and amortization                               4,775           9,187
    Change in unearned premiums and
      prepaid reinsurance premiums                             73,752          67,594
    Increase in premiums and fees receivable                  (77,383)        (31,047)
    Change in Federal income taxes                               (246)          3,816
    Change in deferred acquisition cost                       (25,379)        (24,487)
    Realized gains on investments                             (12,321)         (4,104)
    Other, net                                                 20,196          (7,295)
                                                            ---------       ---------
          Net cash flows from operating activities
            before trading account sales (purchases)          147,599         167,663
Trading account sales (purchases), net                        (16,365)        (15,168)
                                                            ---------       ---------
      Net cash flows from operating activities                131,234         152,495
                                                            ---------       ---------

Cash flows from investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale             422,566         281,604
     Equity securities                                         25,306          40,689
  Proceeds from maturities and prepayments of
       fixed maturity securities                               99,117         164,681
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale            (654,260)       (441,108)
     Fixed maturity securities held to maturity                    --         (55,592)
     Equity securities                                        (19,136)        (12,825)
  Change in balances due to/from security brokers              40,207           1,414
  Cost of acquired companies, net of acquired
     cash and invested cash                                    (1,439)        (11,739)
  Other, net                                                  (23,463)        (41,110)
                                                            ---------       ---------
          Net cash flows from investing activities           (111,102)        (73,986)
                                                            ---------       ---------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                     --          98,850
  Repurchase of preferred stock                               (41,523)        (27,216)
  Repayment of subsidiary debt                                     --         (28,306)
  Cash dividends to common stockholders                        (8,451)         (7,598)
  Cash dividends to preferred stockholders                     (6,992)         (8,924)
  Purchase of treasury shares                                      --         (24,152)
  Other, net                                                   16,907             580
                                                            ---------       ---------
          Net cash flows from financing activities            (40,059)          3,234
                                                            ---------       ---------

Net increase (decrease) in cash and invested cash             (19,927)         81,743
Cash and invested cash at beginning of year                   346,485         206,917
                                                            ---------       ---------
Cash and invested cash at end of period                     $ 326,558       $ 288,660
                                                            =========       =========
Supplemental disclosure of cash flow information:
  Interest paid                                             $  30,330       $  20,251
                                                            =========       =========
  Federal income taxes paid, net                            $  23,508       $  14,819
                                                            =========       =========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

B.    REINSURANCE CEDED

      The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                    For the Three Months       For the Nine Months
                                    Ended September 30,        Ended September 30,
                                    --------------------       -------------------
                                     1997         1996          1997          1996
                                    -------      -------      --------      --------
Ceded premiums written              $59,221      $52,953      $179,741      $155,500
                                    =======      =======      ========      ========

Ceded premiums earned               $60,920      $54,200      $174,884      $161,223
                                    =======      =======      ========      ========

Ceded losses and loss expenses      $26,973      $37,010      $ 90,986      $ 99,692
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

E.    OTHER MATTERS

      Net unrealized investment gains increased by $15,637,000 (net of Federal income taxes of $8,422,000) during the nine months ended September 30, 1997. Of this amount, $2,040,000 was attributable to a decrease in unrealized gains on equity securities and $17,677,000 was attributable to an increase in unrealized gains on fixed maturities available for sale.

F.    3 FOR 2 STOCK SPLIT

      On August 12 the Company announced that its Board of Directors had approved a 3 for 2 stock split of the Company's common stock in the form of a stock dividend. Stockholders of record on August 27, 1997 received additional shares on September 18, 1997. The share information provided on the Statement of Operations gives effect to the split as if the split occurred on January 1 of the respective periods.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Net income attributable to common stockholders (net income) for the first nine months of 1997 was $68,773,000 ($2.34 per share). The comparable 1996 amount was $54,377,000 ($1.83 per share). For the quarter ended September 30, 1997, net income was $23,721,000 ($.80 per share) in comparison with $20,712,000 ($.70 per share) recorded in the comparable prior year period.

      Operating income, which we define as net income before realized investment gains or losses, for the first nine months of 1997 was $60,764,000 ($2.07 per share). The comparable 1996 amount, was $51,709,000 ($1.74 per share). For the quarter ended September 30, 1997, operating income was $20,388,000 ($.69 per share) in comparison with $18,384,000 ($.62 per share) recorded in the comparable prior year period.

Operating Results for the Nine Months ended September 30, 1997 as Compared to the Nine Months ended September 30, 1996

      Net premiums written during the first nine months of 1997 increased 13% to $886,875,000 from $788,329,000. Regional net premiums written increased 20% to $472,556,000; 40% of this increase was due to business units which were started during the past five years. Reinsurance net premiums written decreased 3% to $157,297,000. This decrease was substantially due to a decrease in treaty business offset by premiums generated by the Latin American and Caribbean division which commenced operations in February 1996. Specialty net premiums written increased 2% to $155,928,000 due to an increase in business written by Excess and Surplus operations which more than offset a decline in premiums written by our transportation unit. Alternative markets net premiums written increased 17% to $72,234,000 as Signet Star's alternative markets division increased its market penetration. International net premiums written increased $11.7 million or 69% primarily due to the July 1996 start-up of a Worker's Compensation unit in Argentina.

      For the nine months ended September 30, 1997, pre-tax net investment income increased $20,083,000 to $140,675,000. This increase was primarily due to the increase in average investable assets due to cash flow from operations and the December 1996 issuance of $210 million capital securities discussed below. In addition, an increase in investment income earned by our trading portfolio contributed to the growth in investment income (see "Liquidity and Capital Resources").

      Management fees and commission income consist primarily of fees earned by the insurance services sector of the alternative markets segment. Management fees and commissions earned during the first nine months of 1997 decreased 1% to $52,833,000 principally due to the effects of intense competition in the workers' compensation market.

      Realized investment gains increased to $12,321,000 million from $4,104,000 earned during the comparable 1996 period. Realized gains on fixed income securities result primarily from the Company's strategy of rebalancing the asset and liability duration relationship; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1997 and 1996 realized gains resulted from the sale of equity securities.

      The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 100.7% for the nine months ended September 30, 1997 from 102.2% in the comparable 1996 period due to a decrease in the consolidated loss ratio which was offset by a slightly higher expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 66.8% in 1997 from 69.2% in 1996. This improvement was due to a decrease in weather related losses incurred by our regional operations and better then expected experience on business written in prior years recorded by our specialty operations.

      Other operating costs and expenses, which consists of the expenses of the Company's insurance and alternative markets operations, as well as the Company's corporate and investment expenses increased 16% to $347,014,000 for the nine months ended September 30, 1997. The increase in other operating costs is primarily due to substantial growth in premium, which in turn results in an increase in underwriting expenses. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 33.5% for the 1997 period from 32.6% for the comparable 1996 period. The underwriting expense ratio increased primarily as a result of an increase in commission expense.

      The Federal income tax provision resulted in an effective tax rate of 24% in 1997 (22% in 1996). The increase in the effective tax rate in 1997 is due primarily to the increase in realized gains on investments which are taxed at the full Corporate rate.

Operating Results for the Third Quarter of
1997 as Compared to the Third Quarter of 1996

      For the third quarter of 1997 as compared to the corresponding 1996 period, net premiums written increased 12% and net investment income increased 16% for the reasons discussed above. Management fees and commission income increased 3% for the third quarter of 1997 as compared to the corresponding 1996 period due to the inclusion of the results of Berkley Care Network, Northeast, which was acquired in May.

      The combined ratio (on a statutory basis) of the Company's insurance operations decreased to 101.2% for the three months ended September 30, 1997 from 101.9% in the comparable 1996 period due to a decrease in the consolidated loss ratio which more than offset a higher expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) improved to 67.0% in 1997 from 69.3% in 1996 for the reasons discussed above.

      Other operating costs and expenses, increased 18% to $120,503,000 for the three months ended September 30, 1997 and the consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 33.7% for the 1997 period from 32.6% for the comparable 1996, for the reasons discussed above.

Liquidity and Capital Resources


      Cash flow from operating activities before trading account purchases was $147.6 million during the first nine months of 1997 in comparison with $167.7 million recorded for the same period in 1996. The decrease resulted primarily from an increase in paid losses due to a reduction in the rate of premium growth. The investment portfolio, on a cost basis, rose by $210.9 million to $3,093.8 million at September 30, 1997 from $2,882.9 million at December 31, 1996 due to cash flow from operations and the net effects of financing activities discussed below.

      Changes in the distribution of the Company's investment portfolio at September 30, 1997 in comparison with December 31, 1996 were as follows: tax-exempt securities increased to 31% from 29%; U.S. Government securities and cash equivalents decreased to 23% from 27%; corporate bonds increased to 15% from 14%; mortgage-backed securities decreased to 18% from 19%; and equity securities increased to 13% from 11%.

      In January 1997, the Company repurchased 183,080 shares of its Series A Preferred stock for $27.5 million. In the second and third quarters 93,775 shares of its Series A Preferred stock were purchased for $14.8 million.

      For the first nine months of 1997, Stockholders' equity increased by approximately $35.5 million. The increase in stockholders' equity is attributable to an increase in retained earnings and an increase in unrealized gains in marketable securities which was partially offset by the repurchase of the Series A Preferred stock discussed above. Accordingly, the Company's total capitalization increased to $1,513.5 million at September 30, 1997 and the percentage of the Company's capital attributable to long-term debt remained at 26%.

      For background information concerning a further discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K.

Other information

      The Company continues to address system programming issues with regards to system requirements for the year 2000 and expects to be completed by the end of 1998. Costs associated with the year 2000 projects, which will not be significant, are expensed as incurred. Since the year 2000 issue will be resolved it is not expected to have any impact on the Company's operations.

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




                                   W. R. BERKLEY CORPORATION




                                   By /s/ William R. Berkley
                                      -----------------------------
                                          William R. Berkley
                                          Chairman of the Board and
                                          Chief Executive Officer




                                   By /s/ Anthony J. DelTufo
                                      -----------------------------
                                          Anthony J. Del Tufo
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Treasurer