Form 10-K
period 1997-12-31
BERKLEY W R CORP
filed 1998-03-27
CIK 11544

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)
          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
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

               Yes  /X/                       No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of such stock as of March 2, 1998: $1,143,221,275.

Number of shares of common stock, $.20 par value, outstanding as of March 2, 1998: 29,611,359

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1997 Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference in Part II, and portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated herein by reference in Part III.

                            W. R. BERKLEY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                December 31, 1997


         PART I                                                             Page

ITEM     1.       BUSINESS                                                     3

ITEM     2.       PROPERTIES                                                  21

ITEM     3.       LEGAL PROCEEDINGS                                           21

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         21


         PART II

ITEM     5.       MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                             22

ITEM     6.       SELECTED FINANCIAL DATA FOR THE FIVE YEARS
                  ENDED DECEMBER 31, 1997                                     23

ITEM     7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               24

ITEM     8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 24


         PART III

ITEM    10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          24

ITEM    11.       EXECUTIVE COMPENSATION                                      26

ITEM    12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                       26

ITEM    13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              27


         PART IV

ITEM     14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K                                     28

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

         The Company's regional insurance operations are conducted primarily in the Midwestern, Southern and Northeastern sections of the United States. Reinsurance, specialty insurance and alternative markets operations are conducted nationwide. Presently, international operations are conducted primarily in Argentina and the Philippines.


         Net premiums written, as reported on a generally accepted accounting principles ("GAAP") basis, by the Company's five major insurance industry segments for the five years ended December 31, 1997 were as follows:

                                                                                Year Ended December 31,
                                                      1997             1996              1995            1994             1993
                                                 ------------      ------------      ------------    ------------    ------------
                                                                       (Amounts in thousands)
Net premiums written:
         Regional insurance operations           $    632,459      $    531,147      $    471,716    $    386,530    $    301,890
         Reinsurance operations (1)                   206,652           218,200           196,299         176,130         106,575
         Specialty insurance operations (1)           208,570           202,338           160,536         135,284         124,252
         Alternative markets operations                87,881            75,644            25,998          19,989           4,929
         International Operations                      42,079            25,182             5,872              --              --
                                                 ------------      ------------      ------------    ------------    ------------

                  Total net premiums written     $  1,177,641      $  1,052,511      $    860,421    $    717,933    $    537,646
                                                 ============      ============      ============    ============    ============

Percentage of net premiums written:

         Regional insurance operations                   53.7%             50.5%             54.8%           53.8%           56.2%
         Reinsurance operations (1)                      17.5              20.7              22.8            24.6            19.8
         Specialty insurance operations (1)              17.7              19.2              18.7            18.8            23.1
         Alternative markets operations                   7.5               7.2               3.0             2.8              .9
         International Operations                         3.6               2.4                .7              --              --
                                                 ------------      ------------      ------------    ------------    ------------

                  Total                                 100.0%            100.0%            100.0%          100.0%          100.0%
                                                 ============      ============      ============    ============    ============

(1) The Reinsurance and specialty insurance operations have been restated in accordance with FAS 131.

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

                          REGIONAL INSURANCE OPERATIONS

         The Company's regional property casualty subsidiaries write standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. American West Insurance Company ("American West"), Continental Western Insurance Company ("Continental Western"), Great River Insurance Company ("Great River"), Tri-State Insurance Company of Minnesota ("Tri-State"), Union Insurance Company ("Union") and Union Standard Insurance Company ("Union Standard") obtain their business primarily in the smaller communities of the midwest and southwest through over 2,000 independent insurance agencies, which represent them on a non-exclusive basis and are compensated on a commission basis. Firemen's Insurance Company of Washington D.C. ("Firemen's"), FICO Insurance Company ("FICO"), Chesapeake Bay Property and Casualty Insurance Company ("Chesapeake") and Berkley Insurance Company of the Carolinas ("BICC") primarily sell their policies through agents in the District of Columbia, and the States of Maryland, North Carolina, Pennsylvania and Virginia. FICO's commercial lines of business are marketed principally through brokers in the New York metropolitan area. Acadia Insurance Company ("Acadia") currently operates in the States of Maine, New Hampshire and Vermont, and sells its personal and commercial coverage's through independent agencies.

         In 1996, the Company formed Berkley Regional Insurance Company ("BRIC") to act as an intermediate holding Company. The Company contributed to BRIC all of the capital stock of the regional insurance companies. In 1997 BRIC reinsured varying portions of the business written by the regional operations. In addition, BRIC is expanding its licenses so that it will be eligible to write personal and commercial lines on a direct basis nationally. BRIC's statutory surplus as of December 31, 1997 was $307,812,000. BRIC is rated A+ by A.M. Best.

Acadia Insurance Company

         Acadia was organized by the Company and incorporated in April 1992. It writes multiple line property and casualty coverage's in the States of Maine, New Hampshire, Vermont and Massachusetts. Acadia is rated A+ by A.M. Best. Acadia's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $44,943,000 and $127,990,000, respectively.

American West Insurance Company

         American West is a successor to a company that was organized in 1903 as a mutual insurance company and converted to a stock company in June 1986. Its business consists primarily of personal lines in the States of Minnesota, Montana, Wisconsin and South Dakota. American West is rated A+ by A.M. Best. American West's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $9,771,000 and $12,074,000, respectively. American West is managed by Tri-State, its immediate parent.

Berkley Insurance Company of the Carolinas

         In December 1995, the Company organized BICC, a North Carolina domiciled company. It writes personal and commercial lines in North Carolina and is expanding to surrounding states. BICC is rated A+ by A.M. Best. BICC's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $9,505,000 and $30,407,000, respectively.

Chesapeake Bay Property and Casualty Insurance Company

         Chesapeake, a Maine domiciled company owned by Acadia, was formed in 1993. In 1997 Firemen's Chesapeake Insurance Division moved its operations to Chesapeake. Chesapeake writes personal and commercial lines in Virginia and is expanding to surrounding states. Chesapeake is rated A+ by A.M. Best. Chesapeake's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $7,624,000 and $28,030,000, respectively.

Continental Western Insurance Company

         Continental Western was organized in 1907. It writes a diverse commercial lines book of business as well as personal lines principally in the States of Iowa, Nebraska, Kansas, Illinois, Missouri, Wisconsin and Montana. Continental Western is rated A+ by A.M. Best. Continental Western's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $86,786,000 and $153,618,000, respectively.

Firemen's Insurance Company of Washington, D.C.

         Firemen's was originally incorporated by an Act of Congress in 1836. Firemen's writes homeowners, other personal lines and commercial risks in the District of Columbia, and in the States of Maryland, North Carolina and Virginia. In March 1995, Firemen's established the Presque Isle Insurance Division in order to expand its operations into the State of Pennsylvania. Firemen's is rated A+ by A.M. Best. Firemen's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $34,667,000 and $54,553,000, respectively.

FICO Insurance Company

         FICO was established in 1988 and is owned by Firemen's. FICO writes commercial business consisting primarily of multiple dwelling coverage's principally in the state of New York through operations conducted by Clermont Specialty Managers, Ltd., an underwriting manager which is owned by the Company. FICO is rated A+ by A.M. Best. FICO's statutory surplus and net premiums written as of December 31, 1997 and for the year then ended were $8,172,000 and $10,702,000, respectively.

Great River Insurance Company

         In December 1993, the Company organized Great River, a Mississippi domiciled company. It writes personal and commercial lines in Mississippi and Tennessee and is expanding to surrounding states. Great River is rated A+ by A.M. Best. Great River's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $13,030,000 and $41,824,000, respectively.

Tri-State Insurance Company of Minnesota

         Tri-State was originally organized in 1902 as a mutual insurance company. It writes various commercial lines (specializing in grain elevator coverages), as well as personal lines primarily, in the States of Minnesota, Iowa, North and South Dakota, Nebraska, Wisconsin and Illinois. Tri-State is rated A+ by A.M. Best. Tri-State's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $38,580,000 and $55,556,000, respectively.

Union Insurance Company

         Union was organized originally in 1886 as a mutual insurance company. Union's business consists of personal lines as well as commercial lines insurance concentrated in the States of Nebraska, Kansas, Colorado and South Dakota. Union is rated A+ by A.M. Best. Union's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $26,003,000 and $53,523,000, respectively.

Union Standard Insurance Company

         Union Standard is a successor to a company that was organized in 1970. Union Standard writes personal lines and commercial lines of insurance for small businesses in the States of Texas, Oklahoma, Arkansas and Colorado. Union Standard is rated A+ by A.M. Best. Union Standard's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $34,434,000 and $61,192,000, respectively.

Regional operations:  Business

         The following table sets forth the percentages of direct premiums written, by line, by the Company's regional insurance operations:

                                 1997          1996          1995          1994          1993
                                -----         -----         -----         -----         -----
Commercial Multi-Peril           21.1          20.9%         21.4%         22.0%         19.6%
Workers' Compensation            19.4          20.1          20.8          18.7          16.9
Automobile:
Personal                         15.3          16.7          17.5          17.6          19.4
Commercial                       19.2          17.3          15.5          16.4          17.4
General Liability                 6.6           6.4           6.5           6.6           6.9
Homeowners                        6.9           7.9           8.9           9.2           9.8
Fire and Allied Lines             4.9           4.7           4.5           4.8           5.5
Inland Marine                     1.9           2.8           2.6           2.6           2.6
Other                             4.7           3.2           2.3           2.1           1.9
                                -----         -----         -----         -----         -----
Total                           100.0%        100.0%        100.0%        100.0%        100.0%
                                =====         =====         =====         =====         =====


         The following table sets forth the percentages of direct premiums written, by state, by the Company's regional insurance operations:

                             1997          1996          1995          1994          1993
                            -----         -----         -----         -----         -----
Maine                        10.0          10.7%         10.7%         10.5%          8.3%
Iowa                          7.5           8.4           9.3          11.1          13.8
Nebraska                      7.4           8.1           9.1          11.0          13.6
Texas                         6.7           7.5           7.9           9.2          10.0
New Hampshire                 5.7           5.9           6.0           4.7            .9
Mississippi                   5.6           6.0           5.4           2.9            --
Minnesota                     5.2           5.4           5.5           6.0           6.6
Pennsylvania                  4.7           2.2            --            --            --
Kansas                        4.5           4.8           4.8           5.2           5.7
Virginia                      4.4           3.9           3.0           2.1            .6
North Carolina                4.2           1.5            .1            --            --
South Dakota                  4.1           5.4           6.7           4.9           5.7
Colorado                      3.5           3.8           4.0           4.5           5.1
Missouri                      3.5           3.6           3.7           3.8           3.7
Vermont                       3.1           3.0           2.4           1.1            --
Illinois                      2.7           3.0           3.5           3.8           4.2
Wisconsin                     2.5           2.9           3.5           3.6           4.4
New York                      2.2           2.8           2.9           2.6           3.0
Arkansas                      1.8           1.8           2.1           2.8           3.1
Montana                       1.3           1.4           1.4           1.4           1.6
North Dakota                  1.2           1.5           2.6           3.2           3.9
Oklahoma                      1.2           1.3           1.4           1.5           1.5
District of Columbia          1.1           1.6           1.9           2.3           2.4
Idaho                         1.1           0.6           0.2           0.2           0.3
South Carolina                1.0            --            --            --            --
Tennessee                     1.0           0.4            --            --            --
Other                         2.8           2.5           1.9           1.6           1.6
                            -----         -----         -----         -----         -----
Total                       100.0%        100.0%        100.0%        100.0%        100.0%
                            =====         =====         =====         =====         =====

                             REINSURANCE OPERATIONS

The Company's reinsurance operations consists of six operating units which specialize in underwriting property, casualty and surety reinsurance on both a treaty and a facultative basis. Signet Star Holdings, Inc. (Signet Star), through its subsidiary Signet Star Reinsurance Company, includes the results of the reinsurance operations and the results of its alternative markets divisions. For financial segment reporting purposes the results of the alternative market division are included in the alternative markets segment. Signet Star Reinsurance Company is rated A by A.M. Best. Signet Star Reinsurance Company's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $271,127,000 and $206,652,000, respectively.

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

The Fidelity and Surety Division

         The Fidelity and Surety Division ("F&S") operates as a lead reinsurer in a niche market of the United States property casualty industry where its highly specialized knowledge and expertise are essential to meet the needs of Fidelity and Surety primary writers. Business is marketed principally through brokers as well as directly to clients not served by intermediaries.

The Latin American and Caribbean Division

         Signet Star's newest business unit is devoted exclusively to Latin American and Caribbean business ("LACD"). This division handles most traditional lines of property and casualty treaty business and is developing a book of niche business.

Gemini Insurance Company

         Gemini is an excess and surplus lines insurance company created to provide Signet Star with primary issuing carrier capability and thereby generate "reverse flow" business. Under the reverse flow concept, a reinsurer writes primary business that it then cedes back to itself. Gemini provides Signet Star with a controlled source of new business. It operates as an authorized insurance company in the State of Delaware and will operate nationwide, as necessary legal and regulatory requirements are met, as an approved excess and surplus lines carrier.

Reinsurance Operations: Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's reinsurance operations:

                                     1997          1996          1995          1994         1993
                                    -----         -----         -----         -----         -----
    Treaty:
Specialty and other                  35.8%         31.7%         46.8%         49.1%         56.4%
Regional                             12.8          24.7          21.0          24.9          22.9
Nonstandard Automobile               11.7          16.7          10.4           9.5           9.3
                                    -----         -----         -----         -----         -----
Total Treaty                         60.3          73.1          78.2          83.5          88.6

Facultative                          15.4          11.7          14.2          10.9           6.4
Fidelity and Surety                  10.5           9.5           7.6           5.6           5.0
Latin American and Caribbean         13.8           5.7            --            --            --
                                    -----         -----         -----         -----         -----
Total                               100.0%        100.0%        100.0%        100.0%        100.0%
                                    =====         =====         =====         =====         =====

         The following table sets forth the percentage of gross premiums written, by property versus casualty business, by the Company's reinsurance operations:

                       1997          1996          1995          1994          1993
                      -----         -----         -----         -----         -----

Property               32.7          35.2%         33.4%         40.2%         44.0%
Casualty               67.3          64.8          66.6          59.8          56.0
                      -----         -----         -----         -----         -----
         Total        100.0%        100.0%        100.0%        100.0%        100.0%
                      =====         -----         -----         -----         -----


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

Admiral Insurance Company

         The majority of the Company's E & S insurance business is conducted by Admiral Insurance Company ("Admiral"). Admiral specializes in general liability coverages, including products liability and professional liability. Admiral insures risks requiring specialized treatment not available in the conventional market, with coverage designed to meet the specific needs of the insured. Business is received from wholesale brokers via retail agents, whose clients are the insureds. E & S carriers operate on a non-admitted basis in the states where they write business. They are generally free from rate regulation and policy form requirements. Admiral's business is obtained on a nationwide basis from approximately 190 non-exclusive brokers, who do not have the authority to commit the Company, and who are compensated on a commission basis. Admiral also writes directors and officers liability insurance through operations conducted by Monitor Liability Managers, Inc., an underwriting manager established by the Company. Admiral is rated A++ by A.M. Best. Admiral's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $218,917,000 and $72,103,000, respectively.

Carolina Casualty Insurance Company

         The Company's commercial transportation operations are primarily conducted by Carolina Casualty Insurance Company ("Carolina"). Carolina writes liability, physical damage and cargo insurance for the transportation industry, concentrating on long-haul trucking companies. Municipal bus lines, charter buses and school buses also make up a substantial part of Carolina's book of business. Carolina's business is obtained nationwide from approximately 120 agents and brokers who are compensated on a commission basis. In June 1995, Carolina began writing surety bonds through operations conducted by Monitor Surety Managers, Inc., an underwriting manager established by the Company. In December 1997, Carolina began writing directors and officers liability insurance through operations conducted by Monitor Liability Managers, Inc. Carolina is rated A by A.M. Best. Carolina's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $66,004,000 and $50,550,000, respectively.

Nautilus Insurance Company

         Nautilus Insurance Company ("Nautilus") was established in 1985 to insure E & S risks which involve a lower degree of expected severity than those covered by Admiral. Nautilus obtains its business nationwide from approximately 135 non-exclusive general agents, some of which also provide business to Admiral. A substantial portion of Nautilus' business is written on a binding authority basis, subject to certain contractual limitations. Nautilus is rated A by A.M. Best. Nautilus's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $68,092,000 at $45,494,000, respectively. Great Divide Insurance Company ("Great Divide"), a subsidiary of Nautilus, writes transportation risks, as well as other specialty lines, on an admitted basis.

Specialty Operations:  Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's specialty insurance operations:

                                         1997          1996          1995          1994          1993
                                        -----         -----         -----         -----         -----

General Liability                        35.5          35.9%         38.2%         42.2%         41.3%
Automobile Liability                     17.7          20.5          27.4          28.1          30.7
Professional Liability                   15.3          12.3           7.1           6.3           6.9
Directors and Officers Liability          8.4          10.2           9.2           5.8           4.4
Fire and Allied Lines                     7.8           7.2           5.0           4.6           3.5
Automobile Physical Damage                5.0           5.3           6.8           5.9           5.0
Medical Malpractice                       4.2           3.4           3.2           3.6           2.6
Inland Marine                             1.5           1.7           2.1           1.8           1.9
Other                                     4.6           3.5           1.0           1.7           3.7
                                        -----         -----         -----         -----         -----
Total                                   100.0%        100.0%        100.0%        100.0%        100.0%
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

Midwest Employers Casualty Company

         In November 1995, the Company acquired Midwest Employers Casualty Company ("Midwest"). Midwest markets and underwrites excess workers' compensation ("EWC") insurance. EWC insurance is marketed to employers and employer groups which have elected and have qualified or been approved by state regulatory authorities to self-insure their workers' compensation programs. EWC insurance provides coverage to a self-insured employer once the employers' losses exceed the employer's retention amount. Midwest offers a complete line of EWC products, including specific and aggregate EWC insurance policies and surety bonds. In addition, Midwest began to offer a "large deductible" product in 1996. Midwest is rated A- by A.M. Best. Midwest's statutory surplus and statutory net premiums written as of December 31, 1997 and for the year then ended were $118,070,000 and $54,859,000, respectively.

Signet Star - Alternative Markets Division

         Signet Star Reinsurance Company's Alternative Markets Division specializes in providing custom designed reinsurance products and services to alternative markets ("ARM") clients, such as captive insurance companies, risk retention groups, public entity insurance trusts and governmental pools. ARM clients are generally self-insured vehicles which provide insurance buyers with a mechanism for assuming part of their own risk, managing their exposures, modifying their loss costs and, ultimately, participating in the underwriting results. Signet Star has been an active reinsurer of ARM clients for over ten years and is considered to be one of the leading broker market reinsurers of ARM business. The Alternative Markets Division has access to substantial additional resources within the Company, which has enabled it to concentrate and coordinate the Company's focus on this growing sector of the reinsurance market.

Insurance Services Operations

         The Company's insurance service operations offer a variety of products, which includes underwriting and claims administration and alternative insurance market mechanisms. In addition, the insurance services operations subsidiaries of the Company provide agency and brokerage services to both affiliated and unaffiliated entities.

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

Berkley Risk Services, LLC

         The Company acquired Berkley Risk Services LLC and its subsidiaries ("Berkley Risk") operations beginning in 1988. In 1997 Berkley Risk Services, Inc. was restructured into a limited liability company. Berkley Risk, based in Minneapolis, Minnesota, is a property casualty risk management firm which specializes in the development and administration of group and single-employer alternative insurance funding techniques. Berkley Risk also manage entities which provide liability insurance and claim adjusting services to public entities and not-for-profit organizations.

Key Risk Management Services, Inc.

         The Company acquired Key Risk Management Services, Inc. ("Key Risk") in 1994. Key Risk, based in Greensboro, North Carolina, is a property casualty risk management firm which specializes in management and administration of group self-insured funds. A significant portion of Key Risk's present business is the administration of the North Carolina Associated Industries Workers' Compensation Fund. In 1998 the Company organized Key Risk Insurance Company as of North Carolina Insurance Company for usage by Key Risk.

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

Berkley Care Network, Inc.

         The Company established Berkley Care Network, Inc. ("Berkley Care") in 1995. Berkley Care, based in Greensboro, North Carolina, is a managed health care company offering utilization review and case management services for workers' compensation carriers in North Carolina. In 1997, the Company acquired Berkley Care Network, Northeast to provide managed care services in the State of Connecticut. Berkley Care expects to expand the geographic scope of its operations over the next several years.


Alternative Markets Operations: Business

         The following table sets forth the percentages of revenues, by major source of business, of the alternative markets operations:

                                           1997          1996          1995          1994          1993
                                          -----         -----         -----         -----         -----

Midwest Employers Casualty Company         46.1%         48.8%         14.8%          --%           --%
Insurance Service Operations               35.9          37.5          63.1          78.6          91.6
Signet Star - Alternative Markets
  Division                                 18.0          13.7          22.1          21.4           8.4
                                          -----         -----         -----         -----         -----

Total                                     100.0%        100.0%        100.0%        100.0%        100.0%
                                          =====         =====         =====         =====         =====


                            INTERNATIONAL OPERATIONS

         In 1995, the Company and Northwestern Mutual Life International, Inc. ("NML"), a wholly-owned subsidiary of The Northwestern Mutual Life Insurance Company, entered into a joint venture to form Berkley International LLC ("Berkley International"), a limited liability company. The Company agreed to contribute up to $65 million to Berkley International in exchange for a 65% membership interest and NML agreed to contribute up to $35 million to Berkley International in exchange for a 35% membership interest.

         Berkley International owns 99.9916% of Berkley International Argentina S.A. ("Berkley S.A."), an Argentine holding company. Berkley S.A. owns the following property casualty insurance companies: 76.66% of Union Berkley Compania de Seguros, S.A.; 80% of Independencia Compania Argentina de Seguros, S.A.; 99.9667% of Berkley International Aseguradora de Riesgos de Trabajo S.A., and 85% of Oceano Compania Argentina de Seguros. Berkley S.A. also owns 99.9167% of Risk Management Services S.A., which is third-party administrator and 90% of Jackson Berkley Life. In addition, Berkley International owns 59% of a Philippine holding company, as well as Family First, Inc. Philippine Insurance Holdings, Inc. owns 100% of the following companies: Berkley International Life Insurance Company, Inc., Berkley International Plans, Inc., and Berkley Insurance Company of the Philippines, Inc.

                           RESULTS BY INDUSTRY SEGMENT

         Summary financial information about the Company's operating segments is presented on a GAAP basis in the following table (all amounts include realized capital gains and losses):

                                                                      Year Ended December 31,
                                            1997             1996             1995             1994             1993
                                            ----             ----             ----             ----             ----
                                                                       (Amounts in thousands)

Regional Insurance Operations
Total revenues                           $ 650,735        $ 544,400        $ 478,547        $ 376,576        $316,448
Income before income taxes                  49,180           37,745           40,486           26,669          29,993

Reinsurance Operations (1)

Total revenues                             242,086          244,066          221,241          193,658         121,490
Income (loss) before income taxes           42,193           32,756           19,661           (8,954)          7,253

Specialty Insurance Operations (1)

Total revenues                             270,849          232,920          200,946          178,545         176,601
Income before income taxes                  66,042           49,274           35,325           31,429          45,592

Alternative Markets Operations

Total revenues                             182,612          171,317          103,656           75,798          53,531
Income before income taxes                  35,223           32,541           10,254            7,068           8,058

International Operations

Total Revenues                              45,360           26,435            7,313               --              --
Loss Before Income Taxes                    (3,566)          (1,283)            (259)              --              --

(1) The Reinsurance and specialty operations have been restated in accordance with FAS 131.

         The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. Summary information for the Company's insurance companies and the insurance industry is presented in the following table (1):


                                                                 Year Ended December 31,
                                            1997           1996           1995           1994           1993
                                           ------         ------         ------         ------         ------
Regional Insurance Operations
 Loss ratio                                  66.4%          66.7%          65.1%          65.3%          67.1%
 Expense ratio                               34.0           34.1           33.9           34.3           34.2

 Policyholders' dividend ratio                 .7             .7             .9             .9             .9
                                           ------         ------         ------         ------         ------
 Combined ratio                             101.1%         101.5%          99.9%         100.5%         102.2%
                                           ======         ======         ======         ======         ======

 Reinsurance Operations (2)
 Loss ratio                                  69.2%          73.3%          78.1%          87.4%          77.7%
 Expense ratio                               32.1           30.1           26.4           27.7           32.0
                                           ------         ------         ------         ------         ------
 Combined ratio                             101.3%         103.4%         104.5%         115.1%         109.7%
                                           ======         ======         ======         ======         ======

 Specialty Insurance Operations (2)
 Loss ratio                                  62.1%          68.8%          78.9%          78.3%          74.8%
 Expense ratio                               33.4           30.9           28.3           25.3           25.4
                                           ------         ------         ------         ------         ------
 Combined ratio                              95.5%          99.7%         107.2%         103.6%         100.2%
                                           ======         ======         ======         ======         ======

 Alternative Markets Operations
 Loss ratio                                  73.0%          74.8%          72.3%          72.5%          72.5%
 Expense ratio                               35.5           34.7           31.9           27.7           21.0
                                           ------         ------         ------         ------         ------
 Combined ratio                             108.5%         109.5%         104.2%         100.2%          93.5%
                                           ======         ======         ======         ======         ======

 International Operations
 Loss ratio                                  59.8%          49.7%          50.0%          ---%           ---%
 Expense ratio                               54.6           49.9           58.3             --             --
                                           ------         ------         ------         ------         ------
 Combined ratio                             114.4%          99.6%         108.3%          ---%           ---%
                                           ======         ======         ======         ======         ======

 Combined Insurance Operations
 Loss ratio                                  66.4%          68.7%          70.7%          73.7%          71.1%
 Expense ratio                               34.4           33.1           31.3           30.8           31.7
 Policyholders' dividend ratio                 .4             .4             .5             .5             .5
                                           ------         ------         ------         ------         ------
 Combined ratio                             101.2%         102.2%         102.5%         105.0%         103.3%
                                           ======         ======         ======         ======         ======

 Combined Insurance Operations
 Premiums to surplus ratio (3)                1.2            1.2            1.0            1.1             .8
                                           ======         ======         ======         ======         ======

 Industry Ratios
          Combined ratio                    101.8% (4)     107.0% (5)     107.2% (5)     108.9% (5)     107.9% (5)
          Premiums to surplus ratio            .9% (4)       1.0% (6)       1.2% (6)       1.3% (6)       1.3% (6)


(1)  Based on U.S. statutory accounting practices.

(2) The Reinsurance and specialty insurance operations have been restated in accordance with FAS 131.

(3) Based on the Company's consolidated net premiums written to statutory surplus.

(4)  Estimated by A.M. Best

(5)  Source: A.M. Best Aggregates & Averages, for stock companies.

(6)  Source: A.M. Best Aggregates & Averages, for total industry.

Investments

         Investment results before income tax effects were as follows:

                                         1997             1996             1995              1994               1993
                                         ----             ----             ----              ----               ----
                                                                  (Amounts in thousands)

Average investments, at cost          $2,873,730       $2,538,806        $2,081,547       $1,853,030        $1,584,763
                                      ==========       ==========        ==========       ==========        ==========
Investment income,
    before expenses                   $  205,812       $  171,047        $  143,527       $  115,619        $   98,368
                                      ==========       ==========        ==========       ==========        ==========
Percent earned on
    average investments                      7.2%             6.7%              6.9%             6.2%              6.2%
                                      ==========       ==========        ==========       ==========        ==========

Realized gains (losses)               $   13,186       $    7,437        $   10,357       $     (170)       $   23,523
                                      ==========       ==========        ==========       ==========        ==========

Change in unrealized investment
    gains (losses) (1)                $   66,306       $  (22,409)       $  142,475       $ (124,756)       $   13,556
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

                                                             December 31,
                                     1997          1996          1995          1994          1993
                                    ------        ------        ------        ------        ------
1 year or less                         4.4%          3.1%          4.2%          4.0%          3.5%
Over 1 year through 5 years           26.4          20.7          17.9          27.6          34.0
Over 5 years through 10 years         19.1          25.0          29.4          21.4          22.8
Over 10 years                         29.2          27.1          26.2          27.0          27.5
Mortgage-backed securities            20.9          24.1          22.3          20.0          12.2
                                    ------        ------        ------        ------        ------
Total                                100.0%        100.0%        100.0%        100.0%        100.0%
                                    ======        ======        ======        ======        ======

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

         While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to fluctuation. In particular, high levels of jury verdicts against insurers, as well as judicial decisions which "re-formulate" policies to expand their coverage to previously unforeseen theories of liability, including those regarding pollution and other environmental exposures, have produced unanticipated claims and increased the difficulty of estimating the loss and loss adjustment expense reserves provided by the Company. With respect to year 2000 claims exposure for our insurance and reinsurance subsidiaries, to date, no significant losses have arisen. However, due to the potential judicial decisions which re-formulate policies to expand their coverage to previously unforeseen theories of liabilities which may produce unanticipated claims, at this point in time, the estimation of any potential year 2000 liabilities is not determinable.


         Due to the nature of EWC business and the long period of time over which losses are paid in this line of business, the Company discounts its liabilities for EWC losses and loss expenses. Discounting liabilities for losses and loss expenses gives recognition to the time value of money set aside to pay claims in the future and is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from Midwest's loss payout experience and is supplemented with data compiled by insurance companies writing workers' compensation on an excess-of-loss basis. The expected payout pattern has a very long duration because it reflects the nature of losses which generally penetrate self-insured retention limits contained in EWC policies. The Company has limited the expected payout duration to 30 years in order to introduce an additional level of conservatism into the discounting process. These liabilities have been discounted using "risk-free" discount rates determined by reference to the U.S. Treasury yield curve weighted for EWC premium volume to reflect the seasonality of the anticipated duration of losses associated with such coverages. The average discount rate for accident years 1997, 1996 and 1995 and prior was approximately 5.98%, 5.90% and 5.80%, respectively. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $189,600,000, $172,415,000 and $152,235,000 at December 31, 1997, 1996 and 1995, respectively.

         To date, known pollution and environmental claims at the Company's insurance company subsidiaries have not had a material impact on the Company's operations. Environmental claims have not materially impacted the Company because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

         The Company's net reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $33.1 million and $35.2 million at December 31, 1997 and 1996, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $68.4 million and $71.9 million at December 31, 1997 and 1996, respectively. Net incurred losses and loss expenses for reported pollution and environmental claims were approximately $0.1 million, $6.9 million and $8.0 million in 1997, 1996 and 1995, respectively. Net paid losses and loss expenses has averaged approximately $3 million for each of the last three years. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties is highly uncertain.

         The table below provides a reconciliation of the beginning and ending reserve balances, on a gross of reinsurance basis (dollars in thousands):

                                                         1997               1996               1995
                                                     -----------        -----------        -----------
Net reserves at beginning of year                    $ 1,333,122        $ 1,209,250        $   895,440
                                                     -----------        -----------        -----------
Net reserves of acquired companies                         4,984                 --            191,963
Net provision for losses and loss expenses:
  Claims occurring during the current year (1)           747,977            675,674            580,594
  Decrease in estimates for claims occurring
    in prior years                                       (21,313)           (15,219)            (9,596)
Amortization of discount                                   7,760              8,705                 --
                                                     -----------        -----------        -----------
                                                         734,424            669,160            570,998
                                                     -----------        -----------        -----------
         Net payments for claims
           Current year                                  315,370            280,565            228,100
           Prior years                                   324,149            264,723            221,051
                                                     -----------        -----------        -----------
                                                         639,519            545,288            449,151
                                                     -----------        -----------        -----------
Net reserves at end of year                            1,433,011          1,333,122          1,209,250
Ceded reserves at end of year                            476,677            449,581            450,770
                                                     -----------        -----------        -----------
Gross reserves at end of year                        $ 1,909,688        $ 1,782,703        $ 1,660,020
                                                     ===========        ===========        ===========

       A reconciliation, as of December 31, 1997, between the reserves reported in the accompanying consolidated financial statements which have been prepared in accordance with GAAP and those reported on a SAP basis is as follows (in thousands):

         Net reserves reported on a SAP basis
         Additions (deductions) to statutory reserves:                   $1,492,581
           Loss reserve discounting (2)                                     (71,464)
           Outstanding drafts reclassified as reserves                       11,894
                                                                          ---------
         Net reserves reported on a GAAP basis                            1,433,011
           Ceded reserves reclassified as assets                            476,677
                                                                          ---------
         Gross reserves reported on a GAAP basis                         $1,909,688
                                                                          =========

(1) Claims occurring during the current year is net of discount of $29,783,000, 28,885,000 and $708,000 for the years ended December 31,
         1997, 1996 and 1995, respectively.

(2) For statutory purposes, Midwest uses a discount rate of 3.0% as permitted by the Department of Insurance of the State of Ohio. For GAAP purposes, Midwest uses a discount rate based on the U. S. Treasury yield curve weighted for the expected payout period, as described above.

         The following table presents the development of net reserves for 1986 through 1997. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

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

         It should be noted that the table presents a "run off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1987 is reserved for $2,000 as of December 31, 1987. Assuming this claim was settled for $2,300 in 1997, the $300 deficiency would appear as a deficiency in each year from 1987 through 1996.

                                                      Year Ended December 31,
                                    1987   1988     1989    1990    1991    1992    1993     1994     1995      1996       1997
                                    ----   ----     ----    ----    ----    ----    ----     ----     ----      ----       ----
                                                       (Amounts in millions)
Discounted net reserves for losses
  and loss expenses                $423    $531     $611    $643    $680    $710    $783     $895    $1,209    $1,333    $1,433

Reserve discounting                  --     --        --      --     --       --     --        --       152       172       190

Undiscounted net reserve

Net Re-estimated as of:
One year later                      419     524      605     635     676     704     776      885     1,346     1,481
Two years later                     413     518      599     632     659     694     775      872     1,305
Three years later                   405     513      596     620     650     665     744      833
Four years later                    402     511      587     612     637     655     708
Five years later                    402     505      581     603     631     630
Six years later                     401     510      585     588     609
Seven years later                   405     514      574     569
Eight years later                   418     507      557
Nine years later                    414     495
Ten years later                     408

Cumulative redundancy
  (deficiency) undiscounted          15      36       54      74      71      80      75       62       56       $ 24
                                   ====     ===      ===     ===     ===     ===     ===      ===      ===        ===

Cumulative amount of
  net liability paid
  through:

One year later                     $ 91    $114     $158     $139   $160    $169    $186     $221      $265      $332
Two years later                     152     217      234      235    264     275     221      355       434
Three years later                   201     262      294      304    332     306     291      445
Four years later                    225     295      334      345    346     344     334
Five years later                    244     315      358      377    371     362
Six years later                     256     331      380      395    384
Seven years later                   268     348      392      402
Eight years later                   282     357      396
Nine years later                    289    359
Ten years later                     291

Discounted net Reserves                                                               783     895     1,209     1,333    1,433
Ceded Reserves                                                                      1,233   1,176       451       450      477
                                                                                    -----   -----     -----     -----    -----
Discounted gross Reserves                                                           2,016   2,071     1,660     1,783    1,910
Reserve
discounting                                                                            --      --       192       216      241
                                                                                    -----   -----     -----     -----    -----
Gross reserve                                                                      $2,016  $2,071     1,852     1,999    2,151
                                                                                    =====  ======     =====     =====    =====


Gross Re-estimated as of
  One year later                                                                    2,010   2,043    1,827      1,965
  Two years later                                                                   1,966   2,026    1,789
  Three years later                                                                 1,955   1,983
  Four years later                                                                  1,913
Gross cumulative redundancy                                                        $  103  $   88   $   63     $   34
                                                                                    =====   =====    =====     ======

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

Tax Law Changes

         There were no tax law changes in 1997 that significantly affected the Company.

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

         The Insurance Services Operations face competition from several large nationally known service organizations as well as local competitors. The International Operations compete with native insurance operations both large and small, which maybe related to government entities, as well as with branch or local subsidiaries of multi-national companies.

Employees

         As of March 2, 1998, the Company employed 4,046 persons. Of this number, the Company's subsidiaries employed 3,999 persons, of whom 2,283 were executive and administrative personnel and 1,716 were clerical personnel. The Company employed the remaining 47 persons in its parent company and investment operations, of whom 38 were executive and administrative personnel and 9 were clerical personnel.

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

         The Company currently does not engage in material operations in foreign countries nor is a material portion of its revenues presently derived from customers in foreign countries. In 1995, the Company entered into a joint venture to acquire insurance and insurance related operations outside the United States (see "International Operations"). However, the Company's insurance subsidiaries regularly purchase a portion of their catastrophe reinsurance coverage from foreign reinsurers, including syndicate members of Lloyd's of London. While Queen's Island is domiciled in Bermuda, to date its business has exclusively been reinsurance of its domestic affiliates.

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

         On December 31, 1995, the Company purchased General Re's interest in Signet Star by issuing to General Re 458,667 shares of Series B Cumulative Redeemable Preferred Stock of the Company having an aggregate liquidation preference of $68,800,000, which was redeemed in 1997. In addition, the Company guaranteed a senior subordinated promissory note of Signet Star which was issued to General Re in exchange for the convertible note which General Re held. As part of this transaction, Signet Star sold to General Re Signet Star Reinsurance Company and renamed Signet Reinsurance Company, Signet Star Reinsurance Company.

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


(1) Presently leased to a third party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1997 to a vote of holders of the Company's Common Stock.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Common Stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "BKLY". The following table sets forth the high and low sale prices for the indicated periods, all as reported by NASDAQ(1).


                                                                                          Common
                                                          Price Range                 Dividends Paid
                                                          -----------                 --------------
                                                     High              Low               Per Share
                                                     ----              ---               ---------
         1997:
          Fourth Quarter                            $ 45              $ 39                $  .11 cash
          Third Quarter                               43 1/16           36                $  .10 cash
          Second Quarter                              39 1/4            31 5/16           $  .10 cash
          First Quarter                               36 5/16           29 13/16          $  .09 cash

         1996:
          Fourth Quarter                            $ 35 5/8          $ 30                $  .09 cash
          Third Quarter                               31 3/8            27                $  .09 cash
          Second Quarter                              31 1/8            27 5/8            $  .08 cash
          First Quarter                               35 1/2            30 1/8            $  .08 cash

(1)   Adjusted for the 3 for 2 stock split.

         The closing price on March 2, 1998, as reported on the NASDAQ National Market System, was $44.875 per share. The approximate number of record holders of the Common Stock on March 2, 1998 was 829.

         On December 20, 1996, the W.R. Berkley Capital Trust (the "Trust") issued for cash $210,000,000 of 8.197% Company obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures (the "Capital Securities") representing preferred beneficial interests in the Trust. The Company is the owner of the beneficial interests represented by the common securities of the Trust. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds in the 8.197% Junior Subordinated Deferrable Interest Debentures issued by the Company. The Capital Securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 144A, or to institutional "accredited investors" (as defined in Rule 501
(a) (1), (2), (3) or (7) under the Securities Act.) See Note 8 of "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 1997

                                                                             Year Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                  1997              1996               1995              1994              1993
                                                  ----              ----               ----              ----              ----

                                                                  (Amounts in thousands, except per share data)

Net premiums written                          $ 1,177,641       $ 1,052,511       $   860,421       $   717,933       $   537,646
Net premiums earned                             1,111,747           981,221           803,336           655,038           501,433
Net investment income                             199,588           164,490           137,332           109,683            92,773
Management fees and commissions                    71,456            69,246            68,457            64,536            54,027
Realized investment gains (losses)                 13,186             7,437            10,357              (170)           23,523
Total revenues                                  1,400,310         1,225,166         1,021,943           830,790           673,306
Interest expense                                   48,869            31,963            28,209            27,601            25,275

Income before Federal
  income taxes                                    129,241           115,049            82,747            30,774            61,364
Federal income tax (expense)
    benefit                                       (30,668)          (25,102)          (17,554)            1,552            (9,181)
Income before minority interest                    98,573            89,947            65,193            32,326            52,183
Net income before preferred
    dividends                                      99,047            90,263            60,882            35,094            51,587
Preferred dividends                                 7,828            13,909            11,062            10,356                --
Net income attributable to
  common stockholders                              91,219            76,354            49,820            24,738            51,587
Data per common share (1):
  Net income:
    Basic                                            3.09              2.56              1.91               .96              1.91
    Diluted                                          3.02              2.53              1.90               .95              1.89

  Stockholders' equity                              28.72             25.13             23.59             17.79             20.24
  Cash dividends declared                     $       .42       $       .35       $       .32       $       .29       $       .27
Weighted average shares outstanding (1):
      Basic                                        29,503            29,792            26,121            25,773            26,919
      Diluted                                      30,185            30,130            26,262            25,951            27,270
Investments                                   $ 3,321,322       $ 2,991,606       $ 2,588,346       $ 1,901,715       $ 1,748,702
Total assets                                    4,599,284         4,136,973         3,618,684         3,582,291         3,337,705
Reserves for losses
  and loss expenses                             1,909,688         1,782,703         1,660,020         2,070,886         2,016,348
Long-term Debt                                    390,415           390,104           319,287           331,002           330,722
Company-obligated manditorily
  redeemable capital securities
  of a subsidiary trust holding
  solely 8.197% junior subordinated
  debentures                                      207,944           207,901                --                --                --
Stockholders' equity                              947,292           879,732           929,815           597,601           526,281

(1) Data per common share have been adjusted to reflect the 3 for 2 stock split. Basic and Diluted income per share and weighted averages shares have been calculated in accordance with FAS 128.

The information required by Items 7 and 8 of Part II is incorporated by reference to the Company's 1997 Annual Report to Shareholders as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        Pages 18 through 23 of the 1997 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        Pages 24 through 40 of the 1997 Annual Report to Shareholders.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is provided as to the Directors and executive officers of the Company as of March 4, 1998:

       Name                      Age               Position
       ----                      ---               --------

William R. Berkley               52        Chairman of the Board and Chief Executive Officer
John D. Vollaro                  53        President, Chief Operating Officer and a Director
Sam Daniel, Jr.                  59        Senior Vice President, Regional Operations
Anthony J. Del Tufo              53        Senior Vice President, Chief Financial Officer and Treasurer
E. LeRoy Heer                    59        Senior Vice President, Chief Corporate Actuary
H. Raymond Lankford, Jr.         55        Senior Vice President, Alternative Markets Operations
Ira S. Lederman                  44        Senior Vice President, Assistant General Counsel and Assistant
                                                Secretary
James G. Shiel                   38        Senior Vice President - Investments
Edward A. Thomas                 49        Senior Vice President, Specialty Operations
Donald J. Veldkamp               58        Senior Vice President, Technology and Distribution Systems
Robert P. Cole                   47        Senior Vice President
Clement P. Patafio               33        Vice President - Corporate Controller
Scott A. Siegel                  39        Vice President - Taxes
Robert B. Hodes                  72        Director
Henry Kaufman                    70        Director
Richard G. Merrill               67        Director
Jack H. Nusbaum                  57        Director
Mark L. Shapiro                  54        Director
Martin Stone                     69        Director

         As permitted by Delaware law, the Board of Directors of the Company is divided into three classes, the classes being divided as equally as possible and each class having a term of three years. Directors generally serve until their respective successors are elected at the annual meeting of stockholders which ends their term. None of the Company's Directors has any family relationship with any other Director or executive officer. Each year the term of office of one class expires. In May 1997, the term of a class consisting of two Directors expired. William R. Berkley and Robert B. Hodes were elected as Directors to hold office for a term of three years until the Annual Meeting of Stockholders in 2000 and until their successors are duly chosen.

         William R. Berkley has been Chairman of the Board and Chief Executive Officer of the Company since its formation in 1967. He also served as President at various times from 1967 to 1995. He also serves as Chairman of the Board or Director of a number of public and private companies. These include The Greenwich Bank & Trust Company, a newly formed Connecticut chartered commercial bank; Pioneer Companies, Inc., a chemical manufacturing and marketing company; Strategic Distribution, Inc., an industrial products distribution and services company; and Interlaken Capital, Inc., a private investment firm with interests in various businesses. His current term as a Director expires in 2000.

         John D. Vollaro has been President and Chief Operating Officer of the Company since January, 1996 and Director since September, 1995. He was Chief Executive Officer of Signet Star Holdings, Inc., an affiliate of the Company, from July, 1993 to December, 1995. He served as Executive Vice President of the Company from 1991 until 1993 and was Chief Financial Officer and Treasurer of the Company from 1983 through 1993; and Senior Vice President, Chief Financial Officer and Treasurer of the Company from 1983 to 1991. Mr. Vollaro's current term as a Director expires in 1998.

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

         H. Raymond Lankford, Jr. has been Senior Vice President - Alternative Markets Operations since April 1996. Prior thereto, he was President of All American Agency Facilities, Inc., a subsidiary of the Company, from October 1991 having joined All American in 1990. He has been in the insurance business in various capacities for more than 20 years.

         Ira S. Lederman has been Senior Vice President since January 1997. Additionally he was named General Counsel of Berkley International in January 1998. He is also Assistant General Counsel a position he has held since July 1989 and Assistant Secretary since May 1986. Previously, he was Vice President from May 1986 until January 1997. Prior thereto he was Insurance Counsel of the Company since May 1986 and Associate Counsel from April 1983.

         James G. Shiel has been Senior Vice President - Investments of the Company since January 1997. Prior thereto, he was Vice President - Investments of the Company since January 1992. Since February 1994, he has been President of Berkley Dean & Company, Inc., a subsidiary of the Company, which he joined in 1987.

         Edward A. Thomas has been Senior Vice President - Specialty Operations of the Company since April 1991. Prior thereto, he was President of Signet Reinsurance Company, a subsidiary of the Company, for more than five years.

         Robert P. Cole was named Senior Vice President in January 1998. Prior thereto, he was Vice President since October 1996. Before joining the Company Mr. Cole was a senior Officer of Christania Reinsurance Company of New York which was purchased by Folksamerica Reinsurance Company in 1996 and prior to that was associated with reinsurers for twenty years.

         Donald J. Veldkamp was named Senior Vice President, Technology and Distribution Systems in January 1998. He most recently served as Chairman of Union Insurance Company, a subsidiary of the Company, since July 1997. Prior to that he was President of Union Insurance Company from May 1990 to July 1997 and President of Tri-State Insurance Company of Minnesota, also a subsidiary of the Company, from February 1980 to May 1990.

         Clement P. Patafio has been Vice President - Corporate Controller since January 1997. Prior thereto, he was Assistant Vice President - Corporate Controller in July 1994 and Assistant Controller since May 1993. Before joining the Company Mr. Patafio was with KPMG Peat Marwick from 1986 to 1993.

         Scott A. Siegel has been Vice President - Taxes since January 1997. Prior thereto, he was Director of Taxes since September 1991. Before joining the Company Mr. Siegel was with KPMG Peat Marwick from 1981 to 1991.

         Robert B. Hodes has been a Director of the Company since 1970. Mr. Hodes is Counsel to the New York law firm of Wilkie Farr & Gallagher. He is also a director of Crystal Oil Company; Globalstar Telecommunications, Limited.; K&F Industries Inc.; Loral Space & Communications Ltd.; Mueller Industries, Inc.; R.V.I. Guaranty, Ltd.; LCH Investments N.V.; and Restructured Capital Holdings, Ltd. Mr. Hodes' current term as a Director expires in 2000.

         Henry Kaufman has been a Director of the Company since 1994. Dr. Kaufman is President of Henry Kaufman & Co., Inc., an investment, economic and financial consulting company since its establishment in 1988. Dr. Kaufman serves as Chairman of the Board of Overseers, Stern School of Business of NYU; Chairman of the Board of Trustees, Institute of International Education; Member of the Board of Directors, Federal Home Loan Mortgage Corporation; Member of the Board of Directors, Lehman Brothers Holdings Inc.; Member of the Board of Trustees, New York University; Member of the International Capital Markets Advisory Committee of the Federal Reserve Bank of New York; Member of the Board of Trustees, Whitney Museum of American Art; Member of the Advisory Committee to the Investment Committee, International Monetary Fund Staff Retirement Plan and Member of the Board of Governors, Tel-Aviv University. Dr. Kaufman's current term as a Director expires in 1998.

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

         Jack H. Nusbaum has been a Director of the Company since 1967. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher where he has been a partner for more than the last five years. He is a director of Fine Host Corporation; Pioneer Companies, Inc.; Prime Hospitality Corp.; Strategic Distribution Inc.; and The Topps Company, Inc. Mr. Nusbaum's current term as a Director expires in 1999.

         Mark L. Shapiro has been a Director of the Company since 1974. Since July 1997, Mr. Shapiro has been a Senior Consultant to the Export-Import Bank of the United States. Previously, he was a Managing Director in the investment banking firm of Schroder & Co. Inc. for more than the past five years. Mr. Shapiro's current term as a Director expires in 1999.

         Martin Stone has been a Director of Berkley since 1990. Mr. Stone is Chairman of Professional Sports, Inc. (the Tucson Sidewinders AAA baseball team) and Chairman of Adirondack Corporation, all for more than the past five years. Mr. Stone is also a director of Canyon Ranch, Inc. and a member of the Advisory Board of Yosemite National Park. Mr. Stone's current term as a Director expires in 1998.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security ownership of certain beneficial owners

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

         (b) Security ownership of management

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

         (c) Changes in control

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         Index to Financial Statements

         The Management's Discussion and Analysis and the Company's financial statements, together with the report thereon of KPMG Peat Marwick LLP, appearing on pages 18 through 40 of the Company's 1997 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 1997 Annual Report to Shareholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 1997 Annual Report to Shareholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information as shown in the financial statements or notes thereto.

(a)      Index to Financial Statement Schedules                             Page

         Independent Auditors' Report on Schedules and Consent               33

         Schedule II - Condensed Financial Information of Registrant         34

         Schedule III - Supplementary Insurance Information                  38

         Schedule IV - Reinsurance                                           39

         Schedule VI - Supplementary Information concerning
                        Property & Casualty Insurance Operations             40


(b)      Reports on Form 8-K

(c)      Exhibits

         The exhibits filed as part of this report are listed on pages 31 and 32 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
         Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                W. R. BERKLEY CORPORATION



                                By /s/ William R. Berkley
                                   _____________________________________________
                                   William R. Berkley, Chairman of the Board and
                                              Chief Executive Officer


March 10, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                                 Title                                   Date


      /s/ William R. Berkley                                  Chairman of the Board and
____________________________________                          Chief Executive Officer                      March 10, 1998
          William R. Berkley
     Principal executive officer

       /s/ John D. Vollaro                                    President, Chief Operating                   March 10, 1998
____________________________________                          Officer and Director
           John D. Vollaro

       /s/ Robert B. Hodes                                        Director                                 March 10, 1998
____________________________________
           Robert B. Hodes

        /s/ Henry Kaufman
____________________________________                              Director                                 March 10, 1998
            Henry Kaufman

      /s/ Richard G. Merrill
____________________________________                              Director                                 March 10, 1998
          Richard G. Merrill

        /s/ Jack H. Nusbaum
____________________________________                              Director                                 March 10, 1998
            Jack H. Nusbaum

        /s/ Mark L. Shapiro
____________________________________                              Director                                 March 10, 1998
            Mark L. Shapiro

          /s/ Martin Stone
____________________________________                              Director                                 March 10, 1998
              Martin Stone

       /s/ Anthony J. Del Tufo
____________________________________                          Senior Vice President,                       March 10, 1998
           Anthony J. Del Tufo                                Chief Financial Officer and
      Principal financial officer                             Treasurer

        /s/ Clement P. Patafio
____________________________________                          Vice President,                              March 10, 1998
            Clement P. Patafio                                Corporate Controller

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

(10.2b) First Amended and Restated W. R. Berkley Corporation 1992 Stock Option Plan.

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

(10.7)     W. R. Berkley Corporation Annual Incentive Compensation Plan.

(10.8)     W. R. Berkley Corporation Long Term Incentive Plan.

(13.1) 1997 Annual Report to Shareholders of W. R. Berkley Corporation (only those portions of such Annual Report that are incorporated by reference in this Report on Form 10-K are deemed filed herewith).

(21) Following is a list of the Company's significant subsidiaries. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

                                                                             Jurisdiction          Percentage
                                                                                  of               owned by
                                                                             incorporation          Company
                                                                             -------------          -------
All American Agency Facilities, Inc.                                        Delaware                100%
Berkley Regional Insurance Company:                                         Missouri                100%
     Acadia Insurance Company:                                              Maine                   100%
          Chesapeake Bay Property and Casualty
                  Insurance Company                                         Maine                   100%
     Berkley Insurance Company of the Carolinas                             North Carolina          100%
     Continental Western Insurance Company:                                 Iowa                    100%
          Continental Western Casualty Company                              Iowa                    100%
     Firemen's Insurance Company of
                  Washington, D.C.:                                         Maryland                100%
          FICO Insurance Company                                            Maryland                100%
     Great River Insurance Company                                          Mississippi             100%
     Tri-State Insurance Company of Minnesota:                              Minnesota               100%
          American West Insurance Company                                   North Dakota            100%
     Union Insurance Company                                                Nebraska                100%
     Union Standard Insurance Company                                       Oklahoma                100%
Berkley International, LLC                                                  New York                65%
Carolina Casualty Insurance Company                                         Florida                 100%
Clermont Specialty Managers, Ltd.                                           New Jersey              100%
J/I Holding Corporation:                                                    Delaware                100%
     Admiral Insurance Company:                                             Delaware                100%
        Berkley Risk Services, LLC.                                         Minnesota               100%
          Nautilus Insurance Company:                                       Arizona                 100%
                  Great Divide Insurance Company                            North Dakota            100%
Key Risk Management Services, Inc.                                          North Carolina          100%
MECC, Inc.:                                                                 Delaware                100%
     Midwest Employers Casualty Company                                     Ohio                    100%
Monitor Liability Managers, Inc.                                            Delaware                100%
Monitor Surety Managers, Inc.                                               Delaware                100%
Queen's Island Insurance Company, Ltd.                                      Bermuda                 100%
Rasmussen Agency, Inc.                                                      New Jersey              100%
Signet Star Holdings, Inc.:                                                 Delaware                100%
     Signet Star Reinsurance Company                                        Delaware                100%
     Facultative ReSources, Inc.                                            Connecticut             100%

(23)       See Independent Auditors' report on schedules and consent.

(28) Information from reports furnished to state insurance regulatory authorities. This exhibit which will be filed supplementally includes the Company's combined Schedule P as prepared for its 1997 combined Annual Statement which will be provided to state regulatory authorities. The schedule has been prepared on a statutory basis. The combined schedule includes the historical results of the Company's insurance subsidiaries as if they had been owned from their inception date. It should be noted that the combined schedule includes data of seventeen operating companies and, as a result, any statistical extrapolation from the schedule may not be meaningful.

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

              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT


Board of Directors and Stockholders
W. R. Berkley Corporation




The audit referred to in our report dated February 25, 1998 included the related financial statement schedules as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 included in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the Registration Statements (No. 2-98396) on Form S-1 and (No. 33-55726) on Form S-8 and (No. 33-30684) and (No. 33-95552) and (No. 333-00459) on Forms S-3 and (No.
33-88640) and (No. 333-33935) on Forms S-8 of W. R. Berkley Corporation.

                                                           KPMG Peat Marwick LLP



New York, New York
March 23, 1998

                                                                     Schedule II


                            W. R. Berkley Corporation
                  Condensed Financial Information of Registrant
                         Balance Sheets (Parent Company)
                             (Amounts in thousands)

                                                                              December 31,
                                                                     -----------------------------
                                                                         1997              1996
                                                                     -----------       -----------
Assets

Cash (including invested cash)                                       $    18,018       $    55,305
Fixed maturity securities:
  Held to maturity, at cost
   (fair value $5,600 and $10,101)                                         5,600            10,101
  Available for sale at fair value (cost $116,597 and $122,760)          116,839           122,592
Equity securities, at fair value:
  Available for sale (cost $698 and $1,433)                                  690             3,733
  Trading account (cost $619 and $33,331)                                    619            33,331
Investments in subsidiaries                                            1,389,085         1,212,474
Due from subsidiaries                                                     64,641            56,334
Current Federal income taxes receivable                                       --                --
Real estate, furniture & equipment at cost, less accumulated
  depreciation                                                            20,673            22,194
Other assets                                                               4,147             4,316
                                                                     -----------       -----------
                                                                     $ 1,620,312       $ 1,520,380
                                                                     ===========       ===========

Liabilities, Debt and Stockholders' Equity

Liabilities:
  Due to subsidiaries (principally
    deferred income taxes)                                           $    58,830       $    47,308
  Deferred Federal income taxes                                           32,887             4,013
  Other liabilities                                                       18,737            27,115
                                                                     -----------       -----------
                                                                         110,454            78,436
                                                                     -----------       -----------

Long-term debt                                                           354,622           354,311
Subsidiary trust junior subordinated debt                                207,944           207,901
Stockholders' equity:
  Preferred stock                                                             65                93
  Common stock                                                             7,281             7,281
  Additional paid-in capital                                             428,760           469,065
  Retained earnings (including accumulated
    undistributed net income of
    subsidiaries of $510,814 and $417,604
    in 1997 and 1996, respectively)                                      569,160           490,338
  Equity in net unrealized investment gains
    net of taxes                                                          58,206            31,075
  Treasury stock, at cost                                               (116,180)         (118,120)
                                                                     -----------       -----------
                                                                         947,292           879,732
                                                                     -----------       -----------
                                                                     $ 1,620,312       $ 1,520,380
                                                                     ===========       ===========


See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statements of Operations (Parent Company)
                             (Amounts in thousands)



                                                                Years ended December 31,
                                                         --------------------------------------
                                                           1997            1996          1995
                                                         --------       --------       --------
Management fees and investment income
from affiliates, including dividends of
  $33,911, $60,264, and $38,091 for 1997,
  1996 and 1995, respectively                            $ 40,058       $ 72,377       $ 50,839
Realized investment gains (losses)                          2,739            486           (306)
Other income                                               10,972          4,058          5,615
                                                         --------       --------       --------
Total revenues                                             53,769         76,921         56,148

Expenses, other than interest expense                     (23,801)       (16,121)       (12,256)
Interest expense                                          (47,645)       (30,014)       (22,907)
                                                         --------       --------       --------

Income (loss) before Federal
  income taxes                                            (17,677)        30,786         20,985
                                                         --------       --------       --------


Federal income taxes:
  Federal income taxes provided by
    subsidiaries on a separate return
    basis                                                  54,884         41,002         22,481

  Federal income tax provision on a
    consolidated return basis                             (30,849)       (25,102)       (15,454)
                                                         --------       --------       --------

Net benefit                                                24,035         15,900          7,027
                                                         --------       --------       --------

Income before undistributed equity
  in net income of subsidiaries                             6,358         46,686         28,012


Equity in undistributed net income
   of subsidiaries                                         93,210         43,577         32,870
                                                         --------       --------       --------

Income before preferred dividends                          99,568         90,263         60,882

Preferred dividends                                        (8,349)       (13,909)       (11,062)
                                                         --------       --------       --------

Net income attributable to
  common stockholders                                    $ 91,219       $ 76,354       $ 49,820
                                                         ========       ========       ========


See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statement of Cash Flows (Parent Company)
                             (Amounts in thousands)

                                                                                Years ended December 31,
                                                                       ----------------------------------------
                                                                         1997            1996            1995
                                                                       --------       ---------       ---------
Cash flows from operating activities:
  Net income before preferred dividends                                $ 99,568       $  90,263       $  60,882
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Equity in undistributed net
      income of subsidiaries                                            (93,210)        (43,577)        (32,870)
    Tax payments received from subsidiaries                              45,999          35,613          17,104
    Federal income taxes provided by subsidiaries
         on a separate return basis                                     (54,884)        (40,848)        (22,481)
    Change in Federal income taxes                                       (1,409)          4,840           3,654
    Realized investment losses                                           (2,739)           (486)            306
    Other, net                                                            4,114           6,050           4,087
                                                                       --------       ---------       ---------
         Net cash provided by operating activities
       before trading account sales (purchases)                          (2,561)         51,855          30,682
  Trading account sales (purchases), net                                 32,712           1,722         (26,065)
                                                                       --------       ---------       ---------
         Net cash provided by
           operating activities                                          30,151          53,577           4,617
                                                                       --------       ---------       ---------

Cash flow used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale                         19,954          13,121          23,158
    Equity securities                                                     1,432             786               1
  Proceeds from maturities and prepayments of
    fixed maturity securities                                                --              --          15,206
  Cost of purchases, excluding trading account:
    Fixed maturity securities                                            (9,305)       (130,003)         (3,452)
    Equity securities                                                    (2,098)             --          (1,733)
  Cost of companies acquired                                             (7,238)        (15,955)       (217,096)
  Investments in and advances to
    subsidiaries, net                                                   (14,986)        (38,936)        (70,972)
    Net additions to real estate, furniture &
      equipment                                                             444         (21,270)           (328)
  Other, net                                                              5,539              --              --
                                                                       --------       ---------       ---------
         Net cash used in investing activities                           (6,258)       (192,257)       (255,216)
                                                                       --------       ---------       ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                 --              --         144,739
  Net proceeds from issuance of preferred stock                              --              --          66,000
  Net proceeds from issuance of long-term debt                               --          98,850              --
  Net proceeds from issuance of a subsidiary
    trust junior subordinated debt                                           --         207,900              --
  Purchase of treasury shares                                                --         (24,152)         (4,095)
  Cash dividends to common stockholders                                 (11,695)        (10,143)         (7,844)
  Cash dividends to preferred shareholders                               (8,717)        (12,824)        (11,062)
  Purchase of Preferred Stock                                           (41,523)        (77,572)             --
  Payment of subsidiary debt                                                 --              --              --
  Other, net                                                                755           1,258           1,441
                                                                       --------       ---------       ---------
         Net cash provided by financing activities                      (61,180)        183,316         189,179
                                                                       --------       ---------       ---------

Net increase in cash and invested cash                                  (37,287)         44,636         (61,420)
Cash and invested cash at beginning of year                              55,305          10,669          72,089
                                                                       --------       ---------       ---------
Cash and invested cash at end of year                                  $ 18,018       $  55,305       $  10,669
                                                                       ========       =========       =========

See note to condensed financial statements

                            W. R. Berkley Corporation

            Condensed Financial Information of Registrant, Continued

                        December 31, 1997, 1996 and 1995

             Note to Condensed Financial Statements (Parent Company)


         The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 1996 and 1995 financial statements as originally reported to conform them to the presentation of the 1997 financial statements.

         The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, Federal income taxes payable by (or refundable to) subsidiary companies on a separate-return basis are paid to (or refunded by) W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

         Included in fixed maturities available for sale and invested cash is $113,207,000 and 3,221,000, respectively, of securities placed in a trust which will be used to service the remaining outstanding shares of the Series A Preferred Stock. The Company expects that the proceeds of the trust will be utilized to redeem the Series A Preferred Stock.

                                                                    Schedule III

                   W. R. Berkley Corporation and Subsidiaries
                       Supplementary Insurance Information
                        December 31, 1997, 1996 and 1995
                             (Amounts in thousands)

                                           Reserve for
                          Deferred policy   losses and                             Net      Loss and
                           acquisition         loss      Unearned   Premiums   investment     Loss
                               cost          expenses    premiums    earned      income     expenses
                          --------------    ----------   --------  ----------   --------    --------

December 31, 1997
Regional                        $ 81,933    $  418,489   $324,336  $  589,306   $ 54,069    $394,218
Reinsurance                       22,620       389,285     77,159     195,825     45,520     135,530
Specialty                         28,238       730,443    140,541     202,459     58,064     126,958
Alternative markets                7,122       343,086     29,562      84,169     34,339      53,808
International                      5,824        28,385     17,786      39,988      3,623      23,910
Corporate and adjustments             --            --         --          --      3,973          --
                                --------    ----------   --------  ----------   --------    --------
Total                           $145,737    $1,909,688   $589,384  $1,111,747   $199,588    $734,424
                                ========    ==========   ========  ==========   ========    ========

December 31, 1996
Regional                        $ 68,780    $  386,123   $282,543  $  494,819   $ 45,544    $332,535
Reinsurance                       16,947       366,947     65,388     206,297     37,542     151,254
Specialty                         25,588       711,597    132,749     176,100     47,715     122,568
Alternative markets                5,518       302,606     25,281      79,012     29,118      50,372
International                      2,324        15,430      8,252      24,993      1,426      12,431
Corporate and adjustments             --            --         --          --      3,145          --
                                --------    ----------   --------  ----------   --------    --------
Total                           $119,157    $1,782,703   $514,213  $  981,221   $164,490    $669,160
                                ========    ==========   ========  ==========   ========    ========

December 31, 1995
Regional                        $ 58,469    $  343,546   $247,633  $  434,282   $ 40,827    $285,146
Reinsurance                        8,388       319,336     55,539     185,558     33,512     144,948
Specialty                         15,265       720,547    109,089     145,008     46,792     116,357
Alternative markets                5,184       262,872     29,551      31,588      6,978      21,096
International                      2,211        13,719      8,710       6,900        377       3,451
Corporate and adjustments             --            --         --          --      8,846          --
                                --------    ----------   --------  ----------   --------    --------
Total                           $ 89,517    $1,660,020   $450,522  $  803,336   $137,332    $570,998
                                ========    ==========   ========  ==========   ========    ========

                            Amortization of    Other
                            deferred policy  operating
                              acquisition     cost and   Net premiums
                                 Costs        expenses      written
                            ---------------  ---------   ------------

December 31, 1997
Regional                        $172,237       $ 35,100   $  632,459
Reinsurance                       58,200          3,836      206,652
Specialty                         70,005          7,845      208,570
Alternative markets               25,290         68,723       87,881
International                     12,139         12,874       42,079
Corporate and adjustments             --         21,527           --
                                --------       --------   ----------
Total                           $337,871       $149,905   $1,177,641
                                ========       ========   ==========

December 31, 1996
Regional                        $144,342       $ 29,778   $  531,147
Reinsurance                       52,925          4,529      218,200
Specialty                         49,064         12,014      202,338
Alternative markets               25,457         67,397       75,644
International                     11,854          3,433       25,182
Corporate and adjustments             --          8,201           --
                                --------       --------   ----------
Total                           $283,642       $125,352   $1,052,511
                                ========       ========   ==========

December 31, 1995
Regional                        $131,152       $ 21,601   $  471,716
Reinsurance                       48,280          3,050      196,299
Specialty                         39,064         10,200      160,536
Alternative markets                6,382         70,373       25,998
International                      3,732            551        5,872
Corporate and adjustments             --          5,604           --
                                --------       --------   ----------
Total                           $228,610       $111,379   $  860,421
                                ========       ========   ==========

                                                                     Schedule IV


                   W. R. Berkley Corporation and Subsidiaries
                                   Reinsurance
                  Years ended December 31, 1997, 1996 and 1995
                             (Amounts in thousands)

                                                                    Assumed                         Percentage
                                                      Ceded          from                            of amount
                                      Direct         to other        other             Net          assumed to
                                      amount         companies      companies        amount             net
                                    ----------       ----------     ----------     ----------       ----------
Premiums written:
Year ended December 31, 1997:
    Regional insurance              $  708,441       $   85,917     $    9,935     $  632,459              1.6%
    Reinsurance                             --           17,059        223,711        206,652            108.3%
    Specialty insurance                323,555          115,667            682        208,570               --
    Alternative Markets                 53,652            7,266         41,495         87,881             47.2%
    International                       56,924           14,845             --         42,079               --
                                    ----------       ----------     ----------     ----------       ----------

Total                               $1,142,572       $  240,754     $  275,823     $1,177,641             23.4%
                                    ==========       ==========     ==========     ==========       ==========


Year ended December 31, 1996:
    Regional insurance              $  604,942       $   78,041     $    4,246     $  531,147              0.8%
    Reinsurance                             --           10,708        228,908        218,200            104.9%
    Specialty insurance                302,832          111,826         11,332        202,338              5.7%
    Alternative Markets                 58,065            5,353         22,932         75,644             30.3%
    International                       29,263            4,081             --         25,182               --
                                    ----------       ----------     ----------     ----------       ----------

Total                               $  995,102       $  210,009     $  267,418     $1,052,511             25.4%
                                    ==========       ==========     ==========     ==========       ==========


Year ended December 31, 1995:
    Regional insurance              $  529,004       $   72,504     $   15,216     $  471,716              3.2%
    Reinsurance                             --           12,464        208,763        196,299            106.4%
    Specialty insurance                277,752          123,585          6,369        160,536              4.2%
    Alternative Markets                  4,980            2,068         23,086         25,998             88.8%
    International                        7,420            1,548             --          5,872               --
                                    ----------       ----------     ----------     ----------       ----------

Total                               $  819,156       $  212,169     $  253,434     $  860,421             29.5%
                                    ==========       ==========     ==========     ==========       ==========

                                                                     Schedule VI


                   W. R. Berkley Corporation and Subsidiaries
   Supplementary Information Concerning Property-Casualty Insurance Operations
                        December 31, 1997, 1996 and 1995
                             (Amounts in thousands)


                                                1997               1996               1995
                                            -----------        -----------        -----------

Deferred policy acquisition costs           $   145,737        $   119,157        $    89,517
Reserves for losses and loss expenses         1,909,688          1,782,703          1,660,020
Unearned premium                                589,384            514,213            450,522
Premiums earned                               1,111,747            981,221            803,336
Net investment income                           199,588            164,490            137,332
Losses and loss expenses incurred:
  Current Year                                  747,977            675,674            580,594
  Prior Years                                   (21,313)           (15,219)            (9,596)
Amortization of discount                          7,760              8,705                 --
Amortization of deferred policy
  acquisition costs                             337,871            283,642            228,610
Paid losses and loss expenses                   639,519            545,288            449,151
Net premiums written                          1,177,641          1,052,511            860,421