Form 10-Q
period 1998-03-31
BERKLEY W R CORP
filed 1998-05-13
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
   /x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period. . . . . . . .          March 31, 1998

                                       or
   / /        Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.

                  For the Transition Period from ____ to ____.

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



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares of common stock, $.20 par value, outstanding as of May 1, 1998: 28,423,929.

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                March 31,          December 31,
                                                                                  1998                 1997
                                                                               (Unaudited)
                                                                                -----------        -----------
Assets
Investments:
  Invested cash                                                                 $   491,857        $   417,967
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $190,509 and $194,919)                                                        177,563            182,172
    Available for sale at fair value (cost $2,235,778
       and $2,240,901)                                                            2,312,989          2,322,971
  Equity securities, at fair value:
    Available for sale (cost $78,154 and $76,134)                                    90,490             86,243
    Trading account (cost $436,886 and $301,136)                                    471,907            311,969
Cash                                                                                 11,966             21,669
Premiums and fees receivable                                                        372,730            331,774
Due from reinsurers                                                                 449,281            432,516
Accrued investment income                                                            35,859             36,930
Prepaid reinsurance premiums                                                         74,107             72,148
Deferred policy acquisition costs                                                   154,542            145,737
Real estate, furniture & equipment at cost, less accumulated depreciation           133,529            126,831
Excess of cost over net assets acquired                                              72,386             73,142
Other assets                                                                         59,833             37,215
                                                                                -----------        -----------
                                                                                $ 4,909,039        $ 4,599,284
                                                                                ===========        ===========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                         $ 1,953,835        $ 1,909,688
  Unearned premiums                                                                 622,277            589,384
  Due to reinsurers                                                                 106,430             95,140
  Deferred Federal income taxes                                                      30,637             32,887
  Short-term debt                                                                    20,164               --
  Trading securities sold but not yet purchased at market value
    (proceeds $297,992 and $162,360)                                                310,229            159,456
  Other liabilities                                                                 296,537            242,721
                                                                                -----------        -----------
                                                                                  3,340,109          3,029,276
                                                                                -----------        -----------
Long-term debt                                                                      374,523            390,415
                                                                                -----------        -----------
Company-obligated manditorily redeemable capital securities of a subsidiary trust holding solely 8.197% junior subordinated debentures
  of the Corporation due December 15, 2045                                          207,955            207,944
Minority interest                                                                    22,991             24,357
                                                                                -----------        -----------
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
       7 3/8% Series A Cumulative Redeemable Preferred
        Stock 653,952 shares issued and outstanding                                      65                 65
  Common stock, par value $.20 per share:
    Authorized 40,000,000 shares, issued and
      outstanding, net of treasury shares,
      29,603,129 and 29,568,335 shares                                                7,281              7,281
  Additional paid-in capital                                                        428,955            428,760
  Retained earnings                                                                 586,960            569,160
  Accumulated other comprehensive income                                             55,789             58,206
  Treasury stock, at cost, 6,800,939 and
     6,835,510 shares                                                              (115,589)          (116,180)
                                                                                -----------        -----------
                                                                                    963,461            947,292
                                                                                -----------        -----------
                                                                                $ 4,909,039        $ 4,599,284
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                            For the Three Months
                                                               Ended March 31,
                                                         --------------------------
                                                            1998             1997
                                                         ---------        ---------
Revenues:
  Net premiums written                                   $ 333,832        $ 284,010
  Change in unearned premiums                              (31,199)         (26,726)
                                                         ---------        ---------
    Premiums earned                                        302,633          257,284
  Net investment income                                     56,394           44,831
  Management fees and commissions                           19,919           17,530
  Realized gains on investments                              3,417            9,340
  Other income                                               2,243              837
                                                         ---------        ---------
    Total revenues                                         384,606          329,822

Operating costs and expenses:
  Losses and loss expenses                                (205,202)        (169,593)
  Other operating costs and expenses                      (134,511)        (110,013)
  Interest expense                                         (12,173)         (12,218)
                                                         ---------        ---------
    Income before income taxes and
      minority interest                                     32,720           37,998

Federal income tax expense                                  (7,197)          (9,795)
                                                         ---------        ---------

    Income before minority interest                         25,523           28,203

Minority interest                                              150              341
                                                         ---------        ---------

    Net income before preferred dividends                   25,673           28,544

Preferred dividends                                         (1,887)          (2,117)
                                                         ---------        ---------

Net income before extraordinary loss                        23,786           26,427
Extraordinary loss on early extinguishment
    of long-term debt (net of taxes of $1,311)              (2,435)            --
                                                         ---------        ---------

    Net income attributable to common stockholders       $  21,351        $  26,427
                                                         =========        =========

Earnings per share:
    Basic                                                $     .72        $     .90
                                                         =========        =========
    Diluted                                              $     .69        $     .88
                                                         =========        =========

Average shares outstanding
    Basic                                                   29,585           29,462
                                                         =========        =========
    Diluted                                                 30,755           29,949
                                                         =========        =========


See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                   --------------------------
                                                                                     1998             1997
                                                                                   ---------        ---------
Cash flows from operating activities:
  Net income before preferred dividends and extraordinary loss                     $  25,673        $  28,544
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                                                   (150)            (341)
    Increase in reserves for losses
      and loss expenses, net                                                          38,672           11,976
    Depreciation and amortization                                                      3,669              642
    Change in unearned premiums and
      prepaid reinsurance premiums                                                    30,934           26,726
    Increase in premiums and fees receivable                                         (40,956)         (18,545)
    Change in Federal income taxes                                                     5,971            6,119
    Change in deferred acquisition cost                                               (8,805)          (8,914)
    Realized gains on investments                                                     (3,417)          (9,340)
    Other                                                                            (26,250)           1,088
                                                                                   ---------        ---------
          Net cash flows from operating activities
            before trading account sales                                              25,341           37,955
Trading account sales                                                                 68,657           58,708
                                                                                   ---------        ---------
      Net cash flows from operating activities                                        93,998           96,663
                                                                                   ---------        ---------

Cash flows from investing activities:
  Proceeds from sales, excluding trading
    account:
     Fixed maturity securities available for sale                                    205,985          153,346
     Equity securities                                                                   648           16,485
     Proceeds from maturities and prepayments of
       fixed maturity securities                                                      49,452           39,040
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                   (241,578)        (273,971)
     Fixed maturity securities held to maturity                                         --               --
     Equity securities                                                                (2,706)         (13,914)
  Change in balances due to/from security brokers                                    (25,906)          17,552
  Net additions to real estate, furniture and equipment                              (10,165)          (3,398)
         Other                                                                            --           (8,820)
                                                                                   ---------        ---------
          Net cash flows from investing activities                                   (24,270)         (73,680)
                                                                                   ---------        ---------

Cash flows from financing activities:
  Net proceeds from issuance of Short-term debt                                       20,164             --
  Repayment of preferred stock                                                          --            (27,462)
  Repayment of long-term debt                                                        (18,408)            --
  Cash dividends to common stockholders                                               (3,251)          (2,554)
  Cash dividends to preferred stockholders                                            (1,809)          (2,307)
  Other                                                                               (2,237)           3,823
                                                                                   ---------        ---------
          Net cash flows from financing activities                                    (5,541)         (28,500)
                                                                                   ---------        ---------

Net increase (decrease) in cash and invested cash                                     64,187           (5,517)
Cash and invested cash at beginning of year                                          439,636          346,485
                                                                                   ---------        ---------
Cash and invested cash at end of period                                            $ 503,823        $ 340,968
                                                                                   =========        =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                    $   7,475        $   7,475
                                                                                   =========        =========
  Federal income taxes paid, net                                                   $   1,175        $   3,675
                                                                                   =========        =========

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


         The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

B.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                                              For the Three Months
                                                                 Ended March 31,
                                                                 ---------------
                                                          1998                    1997
                                                          ----                    ----
Ceded premiums written                                  $ 65,382                $ 55,079
                                                         =======                 =======

Ceded premiums earned                                   $ 61,905                $ 54,678
                                                         =======                 =======

Ceded losses and loss expenses                          $ 25,169                $ 25,245
                                                         =======                 =======


C.       PER SHARE DATA

         Basic per share data is based upon the weighted average number of shares outstanding during the year. Diluted per share data reflects the potential dilution that would occur if employee stock based compensation plans were exercised. During the quarter, the Company realized an extraordinary loss of $2,435,000 related to the repurchase and retirement of $16,300,000 (face amount) of long-term debt. The Basic and Diluted earnings per share data follows (amounts in thousands):

                                                          For the three months
                                                             Ended March 31,
                                                        1998              1997
                                                        ----              ----
Net income before extraordinary loss                 $  23,786        $   26,427
26,427 Extraordinary loss on early retirement of
  long-term debt (net of taxes of $1,311)               (2,435)             --
                                                    ----------        ----------
Net income attributable to common stockholders       $  21,351        $   26,427
                                                    ==========        ==========

Earnings per share - Basic:
Net income before extraordinary loss                       0.80              0.90
Extraordinary loss on early retirement of
  long-term debt                                          (0.08)             --
                                                     ----------        ----------
Net income attributable to common stockholders             0.72              0.90
                                                     ==========        ==========

Earnings per share - Diluted:
Net income before extraordinary loss                       0.77              0.88
Extraordinary loss on early retirement of
  long-term debt                                          (0.08)             --
                                                     ----------        ----------
Net income attributable to common stockholders             0.69              0.88
                                                     ==========        ==========

D.       Comprehensive Income

         In June 1997, the Financial Accounting Standard Board issued statement No. 130, "Reporting Comprehensive Income", which requires enterprises to disclose comprehensive income and its components. The differences between comprehensive income and net income are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                                 For the three months
                                                                    Ended March 31,
                                                                 1998            1997
                                                               --------        --------
Net income                                                     $ 21,351        $ 26,427

Other comprehensive income:
Change in unrealized foreign exchange gains (losses)               (996)           --

Unrealized holding gains(losses)on investment securities
  arising during the period                                      (3,642)        (33,549)
Less: Reclassification adjustment for gains included
      in net income, net of tax                                   2,221           6,071
                                                               --------        --------
    Net change in unrealized gains during the period             (1,421)        (27,478)

Other comprehensive income                                       (2,417)        (27,478)
                                                               --------        --------

Comprehensive income                                           $ 18,934        $ (1,051)
                                                               ========        ========


E.       OTHER MATTERS

         Reclassifications have been made in the 1997 financial statements as originally reported to conform them to the presentation of the 1998 financial statements.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net income attributable to common stockholders ("net income") was $21.4 million, ($.69 diluted per share) for the first quarter of 1998, in comparison with $26.4 million, ($.88 diluted per share), for the 1997 period. Operating income, which we define as net income before realized investment gains and extraordinary loss on early extinguishment of long-term debt, was $21.6 million, ($.70 diluted per share), in the first quarter of 1998 in comparison with $20.4 million, ($.68 diluted per share), earned in the corresponding 1997 period.

         Net premiums written during the first quarter of 1998 increased by 18% to $333.8 million from $284.0 million written in the comparable 1997 period. Net premiums written by the regional segment increased by $17.5 million or 12% as the majority of the regional units recorded growth. Specialty net premiums written increased by $11.2 million or 24% due to an increases in transportation and excess and surplus lines of business. Net premiums written by our reinsurance operations increased by $10.0 million or 20% due mainly to an increase in treaty volume. Alternative markets net premiums written increased $3.2 million or 10% due to the commencement of operations of Key Risk Insurance Company (which underwrote business previously managed on behalf of a self-insurance association). This increase more than offset a decline in premiums written by Midwest Employers Casualty Company. International net premiums written increased $7.9 million or 93%, primarily due to a 1997 acquisition.

         For the three months ended March 31, 1998, pre-tax investment income increased by 26% to $56.4 million. This increase was primarily due to an increase in average investable assets due to cash flow from operations. In addition, higher earnings in our trading portfolio contributed to the growth in investment income (See "Liquidity and Capital Resources").

         Management fees and commission income ("Management fees") consist primarily of revenues earned by the Alternative Markets segment. During the first quarter of 1998, management fees increased 14% from the comparable 1997 amount, principally due to the addition of a significant new account.

         Realized gains decreased to $3.4 million from $9.3 million earned in the comparable 1997 period. Realized gains on fixed income securities result primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1998 realized gains resulted from the sale of fixed income securities whereas in 1997 realized gains resulted primarily from the sale of equity securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 102.0% for the quarter ended March 31, 1998 from 100.1% in the comparable 1997 period due to an increase in the consolidated loss ratio and an increase in the expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 67.7% in 1998 from 66.2% in 1997 due to an increase in weather related losses which was partially offset by better than expected experience in business written in prior years recorded by specialty operations.

         Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations as well as the Company's corporate and investment expenses, increased by 22% to $134.5 million. The increase in other operating costs and expenses is primarily due to substantial growth in premium volume which in turn results in an increase in underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) increased slightly to 34.0% from 33.5% primarily due to higher commission expense in reinsurance operations which resulted primarily from a change in business mix.

         Federal income tax expense in 1998 was $7.2 million (22% effective rate) as compared to a $9.8 million (26% effective rate) for the comparable 1997 period. The decrease in the effective tax rate in 1998 is due primarily to an increase in the percentage of pre-tax income that is tax-exempt. (See "Liquidity and Capital Resources").

Liquidity and Capital Resources


         Cash flow from operating activities before trading account sales, was $25.3 million in the first quarter of 1998 compared with $38.0 million for the same period in 1997. The investment portfolio, net of trading account securities, on a cost basis, increased by $.8 million to $3,009.4 million at March 31, 1998 from $3,008.6 million at December 31, 1997.

         The change in the Company's investment portfolio distribution, excluding trading account securities, at March 31, 1998 as compared with December 31, 1997 was: tax-exempt securities increased to 38% from 35%; U.S. Government securities and cash equivalents decreased to 24% from 30%; corporate bonds increased to 17% from 16%; mortgage-backed securities increased to 18% from 17%; and equity securities represented the balance.

         In February 1998 the Company repurchased $16.3 million face value of its 9.875% and 8.7% senior notes and debentures for $19.7 million and issued $20.2 of short-term debt to finance these purchases. In April 1998 the Company repurchased an additional $18.4 million of its 9.875% and 8.7% senior debentures for $22.1 million. In April 1998 the Company issued $40 million face value 6.375% medium-term notes due April 15, 2005. The proceeds from the issuance of the medium-term notes will be used to repay the short-term debt issued in connection with the repurchased debentures. In addition, a portion of the proceeds from the medium-term notes will be used to retire $10 million face value of its 8.95% senior notes, which are due May 20, 1998.

         During 1998 the Company purchased 1,433,300 shares of its Common Stock. On May 12, 1998, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of Common Stock.

         For the first quarter of 1998, Stockholders' equity increased by approximately $16.2 million primarily from the increase in retained earnings. Accordingly, the Company's total capitalization, increased to $1,566 million at March 31, 1998 and the percentage of the Company's capital attributable to debt decreased to 25% from 26% at December 31, 1997.

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


                                                       W. R. BERKLEY CORPORATION


                                                       /s/ WILLIAM R. BERKLEY
                                                       -------------------------
                                                       William R. Berkley
                                                       Chairman of the Board and
                                                       Chief Executive Officer


                                                       /s/ ANTHONY J. DEL TUFO
                                                       -------------------------
                                                       Anthony J. Del Tufo
                                                       Senior Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer