Form 10-Q
period 1998-06-30
BERKLEY W R CORP
filed 1998-08-13
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period. . . . . . . . June 30, 1998

                                       or

/ /         Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                   For the Transition Period from ____ to ____.

                          Commission File Number 0-7849

                            W. R. BERKLEY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                       22-1867895
--------------------------------------------------------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       165 Mason Street, Greenwich, Connecticut                  06836-2518
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


                                 (203) 629-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       None
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

Number of shares of common stock, $.20 par value, outstanding as of August 3, 1998: 28,208,175.

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                    June 30,          December 31,
                                                                                      1998                1997
                                                                                  -----------         -----------
                                                                                  (Unaudited)
Assets
Investments:
  Invested cash                                                                   $   536,854         $   417,967
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $186,690 and $194,919)                                                          174,065             182,172
    Available for sale at fair value (cost $2,154,402
       and $2,240,901)                                                              2,237,115           2,322,971
  Equity securities, at fair value:
    Available for sale (cost $69,758 and $76,134)                                      77,202              86,243
    Trading account (cost $419,152 and $301,136)                                      425,434             311,969
Cash                                                                                   17,393              21,669
Premiums and fees receivable                                                          387,975             331,774
Due from reinsurers                                                                   476,247             432,516
Accrued investment income                                                              36,655              36,930
Prepaid reinsurance premiums                                                           83,161              72,148
Deferred policy acquisition costs                                                     161,972             145,737
Real estate, furniture & equipment at cost, less accumulated depreciation             135,054             126,831
Excess of cost over net assets acquired                                                72,047              73,142
Other assets                                                                           37,011              37,215
                                                                                  -----------         -----------
                                                                                  $ 4,858,185         $ 4,599,284
                                                                                  ===========         ===========
Liabilities, Reserves, Debt and
Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                           $ 2,011,465         $ 1,909,688
  Unearned premiums                                                                   652,437             589,384
  Due to reinsurers                                                                   113,363              95,140
  Deferred Federal income taxes                                                        20,421              32,887
  Trading securities sold but not yet purchased at fair value
    (proceeds $312,786 and $162,360)                                                  309,819             159,456
  Other liabilities                                                                   218,356             242,721
                                                                                  -----------         -----------
                                                                                    3,325,861           3,029,276
                                                                                  -----------         -----------
Long-term debt                                                                        386,279             390,415
                                                                                  -----------         -----------
Company-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely 8.197% junior subordinated debentures
  of the Corporation due December 15, 2045                                            207,966             207,944
Minority interest                                                                      24,017              24,357
                                                                                  -----------         -----------
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
       7 3/8% Series A Cumulative Redeemable Preferred
        Stock 653,952 shares issued and outstanding                                        65                  65
  Common stock, par value $.20 per share:
    Authorized 80,000,000 shares, issued and
      outstanding, net of treasury shares,
      28,206,950 and 29,568,335 shares                                                  7,281               7,281
  Additional paid-in capital                                                          429,328             428,760
  Retained earnings                                                                   601,847             569,160
  Accumulated other comprehensive income                                               56,278              58,206
  Treasury stock, at cost, 8,197,117 and
     6,835,510 shares                                                                (180,737)           (116,180)
                                                                                  -----------         -----------
                                                                                      914,062             947,292
                                                                                  -----------         -----------
                                                                                  $ 4,858,185         $ 4,599,284
                                                                                  ===========         ===========


          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                                  For the Three Months                  For the Six Months
                                                                     Ended June 30,                       Ended June 30,
                                                               ---------------------------         ---------------------------
                                                                  1998              1997              1998              1997
                                                               ---------         ---------         ---------         ---------
Revenues:
  Net premiums written                                         $ 339,826         $ 300,759         $ 673,658         $ 584,769
  Increase in net unearned premiums                              (20,838)          (28,843)          (52,037)          (55,569)
                                                               ---------         ---------         ---------         ---------
    Premiums earned                                              318,988           271,916           621,621           529,200
  Net investment income                                           52,384            47,587           108,778            92,418
  Management fees and commission income                           17,775            17,890            36,363            35,420
  Realized gains (losses) on investments                           7,090            (2,146)           10,507             7,194
  Other income                                                       673               679             2,916             1,516
                                                               ---------         ---------         ---------         ---------
    Total revenues                                               396,910           335,926           780,185           665,748

Operating costs and expenses:
  Losses and loss expenses                                      (217,578)         (181,267)         (422,780)         (350,860)
  Other operating costs and expenses                            (139,043)         (116,498)         (272,223)         (226,511)
  Interest expense                                               (12,158)          (12,237)          (24,331)          (24,455)
                                                               ---------         ---------         ---------         ---------
    Income before income taxes and
      minority interest                                           28,131            25,924            60,851            63,922
Federal income tax expense                                        (6,503)           (5,564)          (13,700)          (15,359)
                                                               ---------         ---------         ---------         ---------

    Income before minority interest                               21,628            20,360            47,151            48,563

Minority interest                                                  1,115               273             1,265               614
                                                               ---------         ---------         ---------         ---------

    Net income before preferred dividends                         22,743            20,633            48,416            49,177

Preferred dividends                                               (1,887)           (2,008)           (3,774)           (4,125)
                                                               ---------         ---------         ---------         ---------
    Net income before extraordinary loss                          20,856            18,625            44,642            45,052
    Extraordinary loss on early extinguishment of
     long-term debt (net of taxes of $1,390 and $2,701)           (2,582)             --              (5,017)             --
                                                               ---------         ---------         ---------         ---------
    Net income attributable to common stockholders             $  18,274         $  18,625         $  39,625         $  45,052
                                                               =========         =========         =========         =========

Earning per share:
  Basic:
    Net income before extraordinary loss                       $     .73         $     .63         $    1.54         $    1.53
    Extraordinary loss on early extinguishment of
     long-term debt                                                 (.09)             --                (.17)             --
                                                               ---------         ---------         ---------         ---------
    Net income attributable to common stockholders             $     .64         $     .63         $    1.37         $    1.53
                                                               =========         =========         =========         =========
  Diluted:
    Net income before extraordinary loss                       $     .70         $     .62         $    1.48         $    1.50
    Extraordinary loss on early extinguishment of
     long-term debt                                                 (.09)             --                (.17)             --
                                                               ---------         ---------         ---------         ---------
    Net income attributable to common stockholders             $     .61         $     .62         $    1.31         $    1.50
                                                               =========         =========         =========         =========
Average shares outstanding:
  Basic                                                           28,469            29,480            29,024            29,471
                                                               =========         =========         =========         =========
  Diluted                                                         29,734            30,025            30,271            30,018
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       For the Six Months
                                                                                          Ended June 30,
                                                                                    ---------------------------
                                                                                      1998              1997
                                                                                    ---------         ---------
Cash flows from operating activities:
  Net income before preferred dividends and extraordinary items                     $  48,416         $  49,177
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                                                  (1,264)             (614)
    Increase in reserves for losses
      and loss expenses, net of due to/from reinsurers                                 76,269            54,587
    Depreciation and amortization                                                      12,423             2,396
    Change in unearned premiums and
      prepaid reinsurance premiums                                                     52,040            55,569
    Increase in premiums and fees receivable                                          (77,376)          (66,704)
    Change in Federal income taxes                                                     (2,132)           (5,916)
    Change in deferred acquisition cost                                               (16,235)          (17,535)
    Realized gains on investments                                                     (10,507)           (7,194)
    Other, net                                                                        (25,815)            6,266
                                                                                    ---------         ---------
          Net cash flows from operating activities
            before trading account sales                                               55,819            70,032
Trading account sales, net                                                             92,454             2,305
                                                                                    ---------         ---------
      Net cash flows from operating activities                                        148,273            72,337
                                                                                    ---------         ---------

Cash flows from (used in) investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                     384,936           279,303
     Equity securities                                                                 23,538            24,398
  Proceeds from maturities and prepayments of
       fixed maturity securities                                                       86,456            57,094
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                    (418,935)         (419,201)
     Equity securities                                                                (13,871)          (20,475)
  Change in balances due to/from security brokers                                       6,128            17,569
  Net additions to real estate, furniture & equipment                                 (15,623)           (7,770)
  Other, net                                                                             (290)          (10,259)
                                                                                    ---------         ---------
          Net cash flows from (used in) investing activities                           52,339           (79,341)
                                                                                    ---------         ---------

Cash flows used in financing activities:
  Net proceeds from issuance of long-term debt                                         39,834              --
  Purchase of treasury shares                                                         (66,044)             --
  Retirement of long-term debt                                                        (49,104)             --
  Cash dividends to common stockholders                                                (6,803)           (5,502)
  Cash dividends to preferred stockholders                                             (3,658)           (4,923)
  Repurchase of preferred stock                                                          --             (33,785)
  Other, net                                                                             (226)           10,987
                                                                                    ---------         ---------
          Net cash flows used in financing activities                                 (86,001)          (33,223)
                                                                                    ---------         ---------

Net increase (decrease) in cash and invested cash                                     114,611           (40,227)
Cash and invested cash at beginning of year                                           439,636           346,485
                                                                                    ---------         ---------
Cash and invested cash at end of period                                             $ 554,247         $ 306,258
                                                                                    =========         =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                     $  23,855         $  22,855
                                                                                    =========         =========
  Federal income taxes paid, net                                                    $  15,825         $  20,883
                                                                                    =========         =========


See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


         The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

A.       FEDERAL INCOME TAXES

         The Federal income tax provision has been computed based on the Company's estimated annual effective tax rate, which differs from the Federal income tax rate of 35% principally because of tax-exempt investment income.

B.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                                For the Three Months            For the Six Months
                                                   Ended June 30,                  Ended June 30,
                                               ----------------------        ------------------------
                                                1998           1997            1998            1997
                                               -------        -------        --------        --------
         Ceded premiums written                $67,616        $65,441        $132,998        $120,520
                                               =======        =======        ========        ========

         Ceded premiums earned                 $63,965        $59,286        $125,870        $113,964
                                               =======        =======        ========        ========

         Ceded losses and loss expenses        $41,620        $38,768        $ 94,825        $ 64,013
                                               =======        =======        ========        ========

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

                                                                       For the three months               For the six months
                                                                           Ended June 30,                    Ended June 30,
                                                                       1998             1997             1998             1997
                                                                     --------         --------         --------         --------
Net income attributable to common stockholders                       $ 18,274         $ 18,625         $ 39,625         $ 45,052
                                                                     --------         --------         --------         --------
Other comprehensive income:
      Unrealized holding gains(losses)on investment
        securities arising during the period                           (4,344)          27,598           (7,991)           5,951
      Less: Reclassification adjustment for gains (losses)
        included in net income, net of tax                              4,609           (1,395)           6,830            4,676
                                                                     --------         --------         --------         --------
        Net change in unrealized gains during the period                  265           26,203           (1,161)          (1,275)

        Change in unrealized foreign exchange gains (losses)              225             --               (766)            --
                                                                     --------         --------         --------         --------

          Other comprehensive income                                      490           26,203           (1,927)          (1,275)
                                                                     --------         --------         --------         --------

Comprehensive income                                                 $ 18,764         $ 44,828         $ 37,698         $ 43,777
                                                                     ========         ========         ========         ========

E.       STOCK OPTION PLAN

         The Company adopted the W.R. Berkley Corporation 1992 Stock Option Plan ("the Stock Option Plan") under which 2,625,000 shares of Common Stock were reserved for issuance. In May 1997, the Corporation restated the Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under the Stock Option Plan from 2,625,000 to 7,125,000. In May 1998, the Corporation issued 1,009,875 options to management of the corporation and its subsidiaries. Pursuant to the Plan, options may be granted at prices determined by the Board of Directors but not less than fair market value on the date of grant. To date, options have been granted with an exercise price equal to the average of the high and low market price on the date of grant.

         The following table summarizes option information, including options granted under both the 1992 and prior plans:

                                                         For the period from                       For the period from
                                                         January 1, 1998 to                        January 1, 1997 to
                                                            June 30, 1998                           December 31, 1997
                                                    -----------------------------              ----------------------------
                                                                        Weighted                                   Weighted
                                                                         Average                                    Average
                                                                        Exercise                                   Exercise
                                                       Shares             Price                 Shares              Price
                                                       ------             -----                 ------              -----
Outstanding at beginning of period                   3,218,762            29.52                 2,491,222           $26.03
Granted                                              1,012,875            47.37                 1,154,354            34.68
Exercised                                               87,491            23.49                   280,498            20.87
Canceled                                                 8,739            28.73                 146,316              27.42
                                                     ---------            -----                 ---------            -----

Outstanding at end of period                         4,135,407            34.02                 3,218,762            22.66
                                                     =========            =====                 =========            =====
Options exercisable at end of
  period                                               659,095                                    558,210
                                                     =========                                  =========

Options available for future grant                   2,888,303                                  3,892,439
                                                     =========                                  =========

         In accordance with FAS 123 the fair value of the options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: (a) dividend yield of 1%, (b) expected volatility of 20%, (c) risk free interest rate of 5.81% and 6.70% (d) expected life of 7.5 years. The weighted average fair value of options granted during the period were $15.16 and $12.97 for the six months ended June 30, 1998 and for the year ended December 31, 1997, respectively.

         Had compensation costs for the Company's 1998 and 1997 grants been determined under the cost recognition alternative of FAS 123, the effect on the Company's net income and net income attributable to common shareholders would have been:

                                                             For the Six                For the Six
                                                            Months Ended               Months Ended
                                                            June 30, 1998              June 30, 1997
                                                            -------------              -------------
As reported:
     Net Income before preferred dividends                      $48,416                   $49,177
                                                                =======                   =======
      Net Income attributable
       to Common Shareholders                                   $39,625                   $45,052
                                                                =======                   =======

Pro forma:
     Net Income before preferred dividends                      $47,017                   $48,337
                                                                =======                   =======
     Net Income attributable
       to Common Shareholders                                   $38,226                   $44,412
                                                                =======                   =======


F.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established standards for accounting and reporting of derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the requirements but does not expect this statement to have a material impact on it's financial position or results of operation.


G.       OTHER MATTERS

         Reclassifications have been made in the 1997 financial statements as originally reported to conform them to the presentation of the 1998 financial statements.

         In the opinion of management, the summarized financial information reflects all adjustments, which are necessary for a fair presentation of financial position and results of operations for the interim periods. The Company's results of operations are affected by seasonal weather variations. Accordingly, results reflected for any interim period are not necessarily indicative of those to be expected for the entire year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net income attributable to common stockholders ("net income") was $18.3 million, ($.61 diluted per share) for the second quarter of 1998, in comparison with $18.6 million, ($.62 diluted per share), for the 1997 period. Net income was $39.6 million, ($1.31 diluted per share) for the six months of 1998, in comparison with $45.1 million, ($1.50 diluted per share) for the 1997 period.

         Operating income, which we define as net income before realized investment gains (losses) and extraordinary items, was $16.2 million, ($.55 diluted per share), in the second quarter of 1998 in comparison with $20.0 million, ($.67 diluted per share), earned in the corresponding 1997 period. Operating income was $37.8 million, ($1.25 diluted per share), in the six months of 1998, in comparison with $40.4 million, ($1.35 diluted per share), earned in the corresponding 1997 period.

         Second quarter net income included capital gains, net of taxes, of $4.6 million, or $.15 per share diluted, compared with capital losses of $1.4 million, or $.05 per share diluted, for the same period last year. For the first six months of 1998 capital gains were $6.8 million or $.23 per share diluted compared with $4.7 million or $.15 per share diluted recorded during the corresponding 1997 period.

         The Company also reported an extraordinary loss of $2.6 million and $5.0 million for the second quarter and first six months of 1998, respectively, related to the repurchase and retirement of $34.7 million (face amount) of long-term debt. There were no comparable extraordinary items in 1997.


Operating Results for the Six months of 1998
As compared to the Six months of 1997

         Net premiums written during the first six months of 1998 increased by 15% to $673.7 million from $584.8 million written in the comparable 1997 period. Net premiums written by the regional segment increased by $31.2 million or 10%, approximately half of this increase was due to Continental Western; the balance of the increase was generated by several of the regional units. Specialty net premiums written increased by $17.1 million or 16% due to increases in the commercial transportation and excess and surplus sectors. Net premiums written by the reinsurance operations increased by $21.4 million or 20% mainly due to an increase in prorata treaty volume. Alternative Markets net premiums written increased $1.6 million or 3% due to the commencement of operations of Key Risk Insurance Company (which underwrote business previously managed on behalf of a self-insurance association). This increase more than offset a decline in premiums written by Midwest Employers Casualty Company. International net premiums written increased $17.6 million or 95% primarily due to a 1997 acquisition.

         For the six months ended June 30, 1998, pre-tax investment income increased by 18% to $108.8 million. This increase was primarily due to higher earnings in our trading portfolio. In addition, an increase in average investable assets due to cash flow from operations contributed to the growth in investment income. These increases more than offset the reinvestment of funds at lower yields. (See "Liquidity and Capital Resources").

         Management fees and commission income ("Management fees") consist primarily of revenues earned by the Alternative Markets segment. During the six months of 1998, management fees increased 3% from the comparable 1997 amount, principally due to the addition of a significant new account.

         Realized gains increased to $10.5 million from $7.2 million earned in the comparable 1997 period. Realized gains on fixed income securities result primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1998 realized gains were attributable to the sale of fixed maturity securities while the majority of the 1997 realized gains resulted from the sale of equity securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 102.5% for the six months ended June 30, 1998 from 100.2% in the comparable 1997 period due to increases in the consolidated loss ratio and expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 67.8% in 1998 from 66.4% in 1997 due to an increase in weather related losses as well as an increase in current year experience due to the effects of increased rate competition. These factors more than offset a reduction in losses incurred from significant reserve releases due to better than expected experience on business written in prior years.

         Other operating costs and expenses, which consist of the expenses of the Company's operating units as well as the Company's corporate and investment expenses, increased by 20% to $272.2 million. The increase in other operating costs and expenses is primarily due to substantial growth in premium volume which in turn results in an increase in underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) increased slightly to 34.3% from 33.4%. This increase resulted from a higher growth rate in international operations, which operate at a higher expense ratio than domestic operations.

         Federal income tax expense in 1998 was $13.7 million (23% effective rate) as compared to a $15.4 million (24% effective rate) for the comparable 1997 period. The decrease in the effective tax rate in 1998 is due primarily to an increase in the percentage of pre-tax income that is tax-exempt. (See "Liquidity and Capital Resources").


Operating Results for the Second Quarter of
1998 as Compared to the Second Quarter of 1997

         For the second quarter of 1998 as compared to the corresponding 1997 period, net premiums written increased 13%; net investment income increased 10%; and management fees and commission income decreased 1%, all for the reasons discussed above.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 102.6% for the three months ended June 30, 1998 from 100.4% in the comparable 1997 period due to an increase in the consolidated loss ratio and an increase in the consolidated expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 67.8% in 1998 from 66.6% in 1997 for the reasons discussed above.

         Other operating costs and expenses increased 19% to $139.0 million for the three months ended June 30, 1998 and the consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 34.3% for the 1998 period from 33.4% for the comparable 1997, for the reasons discussed above.

Liquidity and Capital Resources

         Cash flow from operating activities before trading account sales, was $55.8 million for the first six months of 1998 compared with $70.0 million for the same period in 1997. The lower level of cash flow was due to the effects of a higher combined ratio.

         The net investment portfolio, on a cost basis, decreased by $54.0 million to $2,976.3 million at June 30, 1998 from $3,030.3 million at December 31, 1997 as the purchase of treasury stock and the retirement of debt more than offset cash flow from operations.

         The composition of the Company's net investment portfolio distribution at June 30, 1998 as compared with December 31, 1997 was: tax-exempt securities remained at 34%; U.S. Government securities and cash equivalents (excluding trading cash) remained at 23%; corporate bonds remained at 15%; mortgage-backed securities decreased to 16% from 17%; the net trading account investments increased to 10% from 8%; and equity securities represented the balance.

         In February 1998 the Company repurchased $16.3 million face value of its 9.875% and 8.7% senior notes and debentures for $19.7 million and issued $20.2 of short-term debt to finance these purchases. In April 1998 the Company repurchased an additional $18.4 million of its 9.875% and 8.7% senior debentures for $22.1 million. In April 1998 the Company issued $40 million face value 6.375% medium-term notes due April 15, 2005. The proceeds from the issuance of the medium-term notes were used to repay the short-term debt issued in connection with the repurchased debentures. In addition, a portion of the proceeds from the medium-term notes was used to retire $10 million face value of its 8.95% senior notes, which matured on May 20, 1998.

         For the first six months of 1998 the Company purchased 1,450,226 shares of its Common Stock leaving a balance of 1,983,074 shares available for repurchase under its current authorization.

         For the first six months of 1998, Stockholders' Equity decreased by approximately $33.2 million. The decrease in Stockholders' Equity is attributable to the repurchase of Common Stock, which was partially offset by an increase in Retained Earnings. Accordingly, the Company's total capitalization decreased to $1,508.2 million at June 30, 1998 and the percentage of the Company's capital attributable to debt remained at 26%.

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




                            W. R. BERKLEY CORPORATION




                               WILLIAM R. BERKLEY
                            --------------------------
                            William R. Berkley
                            Chairman of the Board and
                            Chief Executive Officer





                               ANTHONY J. DEL TUFO
                            --------------------------
                            Anthony J. Del Tufo
                            Senior Vice President,
                            Chief Financial Officer
                            and Treasurer