Form 10-Q
period 1998-09-30
BERKLEY W R CORP
filed 1998-11-12
CIK 11544

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                        Form 10-Q
(Mark one)
     [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period. . . . . . . .            September 30, 1998

                                           or
     [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

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



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares of common stock, $.20 par value, outstanding as of November 1, 1998: 26,486,829.

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                September 30,      December 31,
                                                                                    1998               1997
                                                                                -----------        -----------
Assets                                                                          (Unaudited)
Investments:
  Invested cash                                                                 $   436,149        $   417,967
  Fixed maturity securities:
    Held to maturity, at cost (fair value
      $186,458 and $194,919)                                                        171,940            182,172
    Available for sale at fair value (cost $2,240,924
       and $2,240,901)                                                            2,359,557          2,322,971
  Equity securities, at fair value:
    Available for sale (cost $76,484 and $76,134)                                    80,355             86,243
    Trading account (cost $300,856 and $301,136)                                    291,394            311,969
Cash                                                                                 19,680             21,669
Premiums and fees receivable                                                        391,003            331,774
Due from reinsurers                                                                 502,279            432,516
Accrued investment income                                                            35,738             36,930
Prepaid reinsurance premiums                                                         84,127             72,148
Deferred policy acquisition costs                                                   170,352            145,737
Real estate, furniture & equipment at cost, less accumulated depreciation           137,817            126,831
Excess of cost over net assets acquired                                              72,579             73,142
Other assets                                                                         40,391             37,215
                                                                                -----------        -----------
                                                                                $ 4,793,361        $ 4,599,284
                                                                                ===========        ===========
Liabilities, Reserves, Debt and
  Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                         $ 2,065,112        $ 1,909,688
  Unearned premiums                                                                 689,477            589,384
  Due to reinsurers                                                                 122,029             95,140
  Deferred Federal income taxes                                                      24,365             32,887
  Trading securities sold but not yet purchased at fair value
    (proceeds $203,250 and $162,360)                                                208,193            159,456
  Other liabilities                                                                 138,763            242,721
                                                                                -----------        -----------
                                                                                  3,247,939          3,029,276
                                                                                -----------        -----------
Long-term debt                                                                      386,362            390,415
Company-obligated manditorily redeemable capital securities of a subsidiary trust holding solely 8.197% junior subordinated debentures
  of the Corporation due December 15, 2045                                          207,977            207,944
Minority interest                                                                    24,512             24,357
                                                                                -----------        -----------
Stockholders' equity:
  Preferred stock, par value $.10 per share:
       Authorized 5,000,000 shares:
        7 3/8% Series A Cumulative Redeemable Preferred
        Stock 653,952 shares issued and outstanding                                      65                 65
  Common stock, par value $.20 per share:
    Authorized 80,000,000 shares, issued and
      outstanding, net of treasury shares,
      27,753,325 and 29,568,335 shares                                                7,281              7,281
  Additional paid-in capital                                                        429,340            428,760
  Retained earnings                                                                 608,891            569,160
  Accumulated other comprehensive income                                             76,867             58,206
  Treasury stock, at cost, 8,650,742 and
     6,835,510 shares                                                              (195,873)          (116,180)
                                                                                -----------        -----------
                                                                                    926,571            947,292
                                                                                -----------        -----------
                                                                                $ 4,793,361        $ 4,599,284
                                                                                ===========        ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                              For the Three Months                For the Nine Months
                                                              Ended September 30,                 Ended September 30,

                                                            1998               1997               1998               1997
                                                         -----------        -----------        -----------        -----------
Revenues:
  Net premiums written                                   $   366,625        $   302,106        $ 1,040,283        $   886,875
  Increase in net unearned premiums                          (36,073)           (18,183)           (88,110)           (73,752)
                                                         -----------        -----------        -----------        -----------
    Premiums earned                                          330,552            283,923            952,173            813,123
  Net investment income                                       42,727             48,257            151,505            140,675
  Management fees and commission income                       17,330             17,413             53,693             52,833
  Realized gains on investments                                2,879              5,127             13,386             12,321
  Other income                                                   937                930              3,853              2,446
                                                         -----------        -----------        -----------        -----------
    Total revenues                                           394,425            355,650          1,174,610          1,021,398

Operating costs and expenses:
  Losses and loss expenses                                  (229,526)          (189,569)          (652,306)          (540,429)
  Other operating costs and expenses                        (141,561)          (120,503)          (413,784)          (347,014)
  Interest expense                                           (11,960)           (12,197)           (36,291)           (36,652)
                                                         -----------        -----------        -----------        -----------
    Income before income taxes and
      minority interest                                       11,378             33,381             72,229             97,303
Federal income tax (expense) benefit                             482             (7,932)           (13,218)           (23,291)
                                                         -----------        -----------        -----------        -----------

    Income before minority interest                           11,860             25,449             59,011             74,012

Minority interest                                                401                124              1,666                738
                                                         -----------        -----------        -----------        -----------

    Net income before preferred dividends                     12,261             25,573             60,677             74,750

Preferred dividends                                           (1,887)            (1,852)            (5,661)            (5,977)
                                                         -----------        -----------        -----------        -----------
    Net income before extraordinary loss                      10,374             23,721             55,016             68,773
    Extraordinary loss on early extinguishment of
     long-term debt (net of taxes of $2,701)                    --                 --               (5,017)              --
                                                         -----------        -----------        -----------        -----------
    Net income attributable to common stockholders       $    10,374        $    23,721        $    49,999        $    68,773
                                                         ===========        ===========        ===========        ===========

Earning per share:
  Basic:
    Net income before extraordinary loss                 $       .37        $       .80        $      1.91        $      2.34
    Extraordinary loss on early extinguishment of
     long-term debt                                             --                 --                 (.17)              --
                                                         -----------        -----------        -----------        -----------
    Net income attributable to common stockholders       $       .37        $       .80        $      1.74        $      2.34
                                                         ===========        ===========        ===========        ===========
  Diluted:
    Net income before extraordinary loss                 $       .36        $       .78        $      1.85        $      2.29
    Extraordinary loss on early extinguishment of
     long-term debt                                             --                 --                 (.17)              --
                                                         -----------        -----------        -----------        -----------
    Net income attributable to common stockholders       $       .36        $       .78        $      1.68        $      2.29
                                                         ===========        ===========        ===========        ===========
Average shares outstanding:
  Basic                                                       28,024             29,517             28,687             29,379
                                                         ===========        ===========        ===========        ===========
  Diluted                                                     28,672             30,319             29,805             30,011
                                                         ===========        ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 For the Nine Months
                                                                                 Ended September 30,

                                                                                  1998             1997
                                                                                ---------        ---------
Cash flows from operating activities:
  Net income before preferred dividends and extraordinary items                 $  60,677        $  74,750
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                                              (1,666)            (738)
    Increase in reserves for losses
      and loss expenses, net of due to/from reinsurers                            112,978           90,193
    Depreciation and amortization                                                  16,383            4,775
    Change in unearned premiums and
      prepaid reinsurance premiums                                                 88,110           73,752
    Increase in premiums and fees receivable                                      (59,229)         (77,383)
    Change in Federal income taxes                                                (15,241)            (246)
    Change in deferred acquisition cost                                           (24,615)         (25,379)
    Realized gains on investments                                                 (13,386)         (12,321)
    Other, net                                                                    (52,213)          20,196
                                                                                ---------        ---------
          Net cash flows from operating activities
            before trading account sales                                          111,798          147,599
Trading account purchase (sales), net                                               5,113          (16,365)
                                                                                ---------        ---------
      Net cash flows operating activities                                         116,911          131,234
                                                                                ---------        ---------

Cash flows (used in) investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                 484,020          422,566
     Equity securities                                                             34,363           25,306
  Proceeds from maturities and prepayments of
       fixed maturity securities                                                  143,556           99,117
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                (649,159)        (654,260)
     Fixed maturity securities held to maturity                                    (3,034)            --
     Equity securities                                                            (31,642)         (19,136)
  Change in balances due to/from security brokers                                  16,971           40,207
  Cost of acquired companies, net of acquired
      cash and invested cash                                                       (3,520)          (1,439)
  Other, net                                                                      (23,914)         (23,463)
                                                                                ---------        ---------
          Net cash flows (used in) investing activities                           (32,359)        (111,102)
                                                                                ---------        ---------

Cash flows used in financing activities:
  Net proceeds from issuance of long-term debt                                     39,858             --
  Net proceeds from issuance of short-term debt                                    17,500             --
  Purchase of treasury shares                                                     (81,213)         (41,523)
  Retirement of long-term debt                                                    (49,104)            --
  Cash dividends to common stockholders                                           (10,189)          (8,451)
  Cash dividends to preferred stockholders                                         (5,507)          (6,992)
  Other, net                                                                          296           16,907
                                                                                ---------        ---------
          Net cash flows used in financing activities                             (88,359)         (40,059)
                                                                                ---------        ---------

Net (decrease) in cash and invested cash                                           (3,807)         (19,927)
Cash and invested cash at beginning of year                                       459,636          346,485
                                                                                ---------        ---------
Cash and invested cash at end of period                                         $ 455,829        $ 326,558
                                                                                =========        =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                 $  30,470        $  30,330
                                                                                =========        =========
  Federal income taxes paid, net                                                $  28,425        $  23,508
                                                                                =========        =========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

B.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                             For the Three Months           For the Nine Months
                                               Ended September 30,           Ended September 30,
                                               -------------------           -------------------
                                               1998           1997           1998           1997
                                             --------       --------       --------       --------
        Ceded premiums written               $ 73,601       $ 59,221       $206,599       $179,741
                                             ========       ========       ========       ========

        Ceded premiums earned                $ 68,909       $ 60,920       $194,799       $174,884
                                             ========       ========       ========       ========

        Ceded losses and loss expenses       $ 53,989       $ 26,973       $148,814       $ 90,986
                                             ========       ========       ========       ========

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

                                                              For the Three months            For the Nine months
                                                               Ended September 30,             Ended September 30,
                                                               -------------------             -------------------
                                                               1998            1997           1998            1997
                                                             --------        --------       --------        --------
Net income attributable to common stockholders               $ 10,374        $ 23,721       $ 49,999        $ 68,773
                                                             --------        --------       --------        --------

Other comprehensive income:
      Unrealized holding gains on investment
        securities arising during the period                   19,186          13,579         12,885           7,628
      Less: Reclassification adjustment for gains
          included in net income, net of tax                    1,871           3,333          8,701           8,009
                                                             --------        --------       --------        --------
        Net change in unrealized gains during the
          period                                               21,057          16,912         21,586          15,637
        Change in unrealized foreign exchange (losses)           (448)           --           (2,925)           --
                                                             --------        --------       --------        --------
          Other comprehensive income                           20,609          16,912         18,661          15,637
                                                             --------        --------       --------        --------

Comprehensive income                                         $ 30,983        $ 40,633       $ 68,660        $ 84,410
                                                             ========        ========       ========        ========


E.       RECENT ACCOUNTING PRONOUNCEMENTS

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

F.       YEAR 2000

         The Company continues to address system requirements with regards to Year 2000 compliance issues, and believes that the majority of the systems have been tested and verified as being Year 2000 compliant. To date, no significant losses have arisen or come to light with respect to Year 2000 claims exposure for the Company's insurance and reinsurance subsidiaries. Additionally, certain of the Company's insurance subsidiaries may either include or exclude insurance coverage for Year 2000 exposures. However, due in part to the potential for judicial decisions which re-formulate policies to expand their coverage for previously unforeseen theories of liability which may produce unanticipated claims, and because there is no prior history of such claims at this point in time, the amount of any potential Year 2000 coverage liabilities is not determinable.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net income attributable to common stockholders ("net income") was $10.4 million, ($.36 diluted per share) for the third quarter of 1998, in comparison with $23.7 million, ($.78 diluted per share), for the 1997 period. Net income was $50.0 million, ($1.68 diluted per share) for the nine months of 1998, in comparison with $68.8 million, ($2.29 diluted per share) for the 1997 period.

         Operating income, which we define as net income before realized investment gains (losses) and extraordinary items, was $8.5 million, ($.30 diluted per share), in the second quarter of 1998 in comparison with $20.4 million, ($.67 diluted per share), earned in the corresponding 1997 period. Operating income was $46.3 million, ($1.55 diluted per share), in the nine months of 1998, in comparison with $60.8 million, ($2.02 diluted per share), earned in the corresponding 1997 period.

         Third quarter net income included capital gains, net of taxes, of $1.9 million, or $.06 per share diluted, compared with $3.3 million, or $.11 per share diluted, for the same period last year. For the first nine months of 1998 capital gains were $8.7 million or $.30 per share diluted compared with $8.0 million or $.27 per share diluted recorded during the corresponding 1997 period.

         The Company also reported an extraordinary loss of $5.0 million for the first nine months of 1998 related to the repurchase and retirement of $34.7 million (face amount) of long-term debt. There were no comparable extraordinary items in 1997.


Operating Results for the Nine months of 1998
As compared to the Nine months of 1997

         Net premiums written during the first nine months of 1998 increased by 17% to $1,040.3 million from $886.9 million written in the comparable 1997 period. Net premiums written by the regional segment increased by $40.0 million or 8.5%, approximately 43% of this increase was due to Continental Western; the balance of the increase was generated by several of the other regional units. Specialty net premiums written increased by $28.1 million or 18% due to increases in all sectors of this business. Net premiums written by the reinsurance operations increased by $42.5 million or 27% mainly due to an increase in prorata treaty volume. Alternative Markets net premiums written increased $14.1 million or 19% due to the commencement of operations of Key Risk Insurance Company (which underwrote business previously managed on behalf of a self-insurance association). This increase more than offset a decline in premiums written by Midwest Employers Casualty Company. International net premiums written increased $28.6 million to $57.5 million primarily due to 1997 acquisitions and the continued growth in our Argentine workers compensation company.

         For the nine months ended September 30, 1998, pre-tax investment income increased by 7.7% to $151.5 million. The increase in average investable assets due to cash flow from operations contributed to the growth in investment income. This increase more than offset the reinvestment of funds at lower yields and a slightly lower yield from our trading portfolio. (See "Liquidity and Capital Resources")

         Management fees and commission income ("Management fees") consist primarily of revenues earned by the Alternative Markets segment. During the nine months of 1998, management fees increased 2% from the comparable 1997 amount as intense competition inhibited growth.

         Realized gains increased to $13.4 million from $12.3 million earned in the comparable 1997 period. Realized gains on fixed income securities result primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1998 realized gains were attributable to the sale of fixed maturity securities while the majority of the 1997 realized gains resulted from the sale of equity securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 102.6% for the nine months ended September 30, 1998 from 100.5% in the comparable 1997 period due to increases in the consolidated loss ratio and expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 68.1% in 1998 from 66.8% in 1997 due to an increase in weather related losses as well as an increase in current year claims experience due to the effects of increased rate competition. These factors more than offset a reduction in losses incurred from significant reserve releases due to better than expected experience on business written in prior years.

         Other operating costs and expenses, which consist of the expenses of the Company's operating units as well as the Company's corporate and investment expenses, increased by 19% to $413.8 million. The increase in other operating costs and expenses is primarily due to substantial growth in premium volume which in turn results in an increase in underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) increased slightly to 34.0% from 33.5%. This increase resulted primarily from a higher growth rate in international operations, which operate at a higher expense ratio than domestic operations and expansion of several regional companies.

         Federal income tax expense in 1998 was $13.2 million (18% effective rate) as compared to a $23.3 million (24% effective rate) for the comparable 1997 period. The decrease in the effective tax rate in 1998 is due primarily to an increase in the percentage of pre-tax income that is tax-exempt. (See "Liquidity and Capital Resources").


Operating Results for the Third Quarter of
1998 as Compared to the Third Quarter of 1997

         For the third quarter of 1998 as compared to the corresponding 1997 period, net premiums written increased 21% for reasons discussed above; net investment income decreased 11%, due primarily to lower earnings in the trading portfolio; and management fees and commission income decreased slightly.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 102.7% for the three months ended September 30, 1998 from 101.4% in the comparable 1997 period due to an increase in the consolidated loss ratio and a decrease in the consolidated expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 68.7% in 1998 from 67.0% in 1997 for the reasons discussed above.

         Other operating costs and expenses increased 17% to $141.6 million for the three months ended September 30, 1998 and the consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) decreased slightly to 33.5% for the 1998 period from 33.7% for the comparable 1997.

         For the third quarter of 1998 the Company recorded a Federal income tax benefit of $0.5 million as compared to an expense of $7.9 million for the comparable 1997 period. The 1998 tax benefit is a result of the Company's tax-exempt income exceeding its pre-tax income, whereas, in the third quarter of 1997, tax-exempt income was approximately one-third of the Company's pre-tax income.

Liquidity and Capital Resources

         Cash flow from operating activities before trading account sales, was $111.8 million for the first nine months of 1998 compared with $147.6 million for the same period in 1997. The lower level of cash flow was primarily due to higher paid losses.

         The net investment portfolio, on a cost basis, increased by $8.1 million to $3,226.4 million at September 30, 1998 from $3,218.3 million at December 31, 1997 as the purchase of treasury stock and the retirement of debt more than offset cash flow from operations.

         The composition of the Company's net investment portfolio distribution at September 30, 1998 as compared with December 31, 1997 was: tax-exempt securities increased to 36% from 34%; U.S. Government securities and cash equivalents (excluding trading cash) decreased to 21% from 23%; corporate bonds remained at 15%; mortgage-backed securities decreased to 16% from 17%; the net trading account investments increased to 10% from 8%; and equity securities represented the balance.

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

         During 1998 the Company purchased 3,172,222 shares, to date, of its Common Stock leaving a balance of 261,078 shares available for repurchase under its current authorization.

         For the first nine months of 1998, Stockholders' Equity decreased by approximately $20.7 million. The decrease in Stockholders' Equity is attributable to the repurchase of Common Stock, which was partially offset by an increase in Retained Earnings. Accordingly, the Company's total capitalization decreased to $1,520.9 million at September 30, 1998 and the percentage of the Company's capital attributable to debt remained at 25%.

         For background information concerning a further discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K.

YEAR 2000

         The Company continues to address system requirements with regards to Year 2000 compliance issues, and believes that the majority of the systems have been tested and verified as being Year 2000 compliant. The project of Year 2000 readiness is broken down into the following phases: (1) inventorying Year 2000 items, (2) prioritizing the identified items, (3) evaluating Year 2000 compliance and alternative solutions, for items determined to be material to the Company, (4) replacing or repairing material items that are determined not to be Year 2000 compliant and (5) testing and changing items which are material. The project, which began in 1996, is substantially complete, and it is expected that all critical primary systems will be tested and functional by March 1999. This includes both operational and financial systems upon which the Company is dependent. As to embedded chips, the Company expects to be compliant by March 1999 with respect to those chips which are integral to its operating systems. Compliance with respect to the remainder of the Company's embedded chips is expected to be achieved by the third quarter of 1999. Additionally, the Company is communicating with third parties with whom it has a material relationship, e.g. independent insurance agents, and financial institutions, to identify any Year 2000 issues with respect to those third parties. As a result of these communications, the Company reasonably believes that those third parties are either in general compliance with Year 2000 readiness or the Company is following up for alternative resolution.

         It is the Company's practice in the normal course of business to upgrade technology including hardware and software as appropriate. As a result of this practice, much of its Year 2000 readiness has been accomplished in the ordinary course. To date, the Company has incurred approximately $6 million of costs which have been expensed as incurred, and estimates an additional $2 million to be incurred to complete Year 2000 compliance. The total cost associated with Year 2000 compliance is not expected to be material to the Company's financial position.

         Notwithstanding the above, a failure by the Company or a third party to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty of the Year 2000 readiness of third parties with whom the Company deals, providers and vendors, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

         To date, no significant losses have arisen or come to light with respect to Year 2000 claims exposure for the Company's insurance and reinsurance subsidiaries. Additionally, certain of the Company's insurance subsidiaries may either include or exclude insurance coverage for Year 2000 exposures. However, due in part to the potential for judicial decisions which re-formulate policies to expand their coverage for previously unforeseen theories of liability which may produce unanticipated claims, and because there is no prior history of such claims at this point in time, the amount of any potential Year 2000 coverage liabilities is not determinable.

         The Company has not implemented a formal contingency plan with respect to Year 2000 compliance issues, however, the Company and its various operating units are presently analyzing contingency alternatives for implementation.

         Except for historical information, the matters discussed in this quarterly report on form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected, including pricing competition and other initiatives by competitors, legislative and regulatory developments, interest rate levels and other conditions in the financial and securities markets, unforeseen technological issues associated with Year 2000 compliance efforts and the extent to which vendors, public utilities, governmental entities and other third parties that interface with the company may fail to achieve Year 2000 compliance, and other risks detailed from time to time in the Company's SEC reports. The Company assumes no obligation to update the information in this quarterly report.

Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K.

      (a)     Exhibits

              None

      (b)     Reports on Form 8-K

                  On July 10, 1998 the Company filed a current report on Form
              8-K announcing expectation of lower second-quarter earnings.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       W. R. BERKLEY CORPORATION




                                                           WILLIAM R. BERKLEY
                                                       William R. Berkley
                                                       Chairman of the Board and
                                                       Chief Executive Officer





                                                            ANTHONY J. DEL TUFO
                                                       Anthony J. Del Tufo
                                                       Senior Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer