Form 10-K
period 1998-12-31
BERKLEY W R CORP
filed 1999-03-23
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of such stock on the Nasdaq National Market as of February 26, 1999: $ 635,570,178.

Number of shares of common stock, $.20 par value, outstanding as of February 26, 1999: 26,231,753

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1998 Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference in Part II, and portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, are incorporated herein by reference in Part III.

                            W. R. BERKLEY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                December 31, 1998

                                                                            Page

SAFE HARBOR STATEMENT                                                          3

         PART I

ITEM 1.  BUSINESS                                                              4

ITEM 2.  PROPERTIES                                                           23

ITEM 3.  LEGAL PROCEEDINGS                                                    24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  24

         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                                      24

ITEM 6.  SELECTED FINANCIAL DATA FOR THE FIVE YEARS
         ENDED DECEMBER 31, 1998                                              25

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        26

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             26

         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   27

ITEM 11. EXECUTIVE COMPENSATION                                               30

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                                30

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       30

         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K                                              30

                              SAFE HARBOR STATEMENT
                          UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995


         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements are statements other than historical information or statements of current condition. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or otherwise reflected in forward-looking statements, including pricing competition and other initiatives by competitors, product demand, catastrophe and storm losses, legislative and regulatory developments, interest rate levels, investment results and other conditions in the financial and securities markets, unforeseen technological or other issues associated with Year 2000 compliance efforts and the extent to which vendors, public utilities, financial institutions, governmental entities and other third parties that interface with the Company may fail to achieve Year 2000 compliance and other risks referred to from time to time in the Company's reports filed with the Securities and Exchange Commission. The inclusion of forward-looking statements in this report shall not be considered a representation by the Company that the objectives or plans of the Company, or other matters addressed by forward-looking statements, will be achieved.

PART I
ITEM 1.    BUSINESS

General Description of the Company's Business

         W. R. Berkley Corporation (the "Company"), a Delaware corporation, is an insurance holding company which, through its subsidiaries, presently operates in all segments of the property casualty insurance business: regional property casualty insurance; reinsurance (conducted through Signet Star Holdings, Inc.); specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); and international (conducted through Berkley International, LLC). The Company was founded on the concept that a group of autonomous regional and specialty insurance entities could compete effectively in selected markets within a very large industry. Decentralized control allows each subsidiary or regional group to respond to local or specialty market conditions while capitalizing on the effectiveness of centralized investment and reinsurance management and actuarial, financial and legal staff support.


         The Company's regional insurance operations are conducted primarily in the New England, Mid Atlantic, Midwest and Southern regions of the United States. Reinsurance, specialty insurance and alternative markets operations are conducted nationwide. Presently, international operations are conducted primarily in Argentina and the Philippines with Signet Star Reinsurance Company conducting business in Latin America and the Caribbean as well.


         Net premiums written, as reported on a generally accepted accounting principles ("GAAP") basis, by the Company's five major insurance industry segments for the five years ended December 31, 1998 were as follows:

                                                                           Year Ended December 31,
                                                ------------------------------------------------------------------------------
                                                    1998             1997            1996             1995           1994
                                                ------------     ------------     ------------     ------------   ------------
                                                                            (Amounts in thousands)
Net premiums written (1):

         Regional insurance operations          $    641,316     $    618,768     $    517,515     $    460,732   $    378,701
         Reinsurance operations                      269,634          206,652          218,200          196,299        176,130
         Specialty insurance operations              254,003          219,272          214,738          171,520        143,113
         Alternative markets operations              106,195           90,870           76,876           25,998         19,989
         International operations                     75,106           42,079           25,182            5,872             --
                                                ------------     ------------     ------------     ------------   ------------
                  Total net premiums written    $  1,346,254     $  1,177,641     $  1,052,511     $    860,421   $    717,933
                                                ============     ============     ============     ============   ============

Percentage of net premiums written:

         Regional insurance operations                  47.6%            52.6%            49.2%            53.6%          52.7%
         Reinsurance operations                         20.0             17.5             20.7             22.8           24.6
         Specialty insurance operations                 18.9             18.6             20.4             19.9           19.9
         Alternative markets operations                  7.9              7.7              7.3              3.0            2.8
         International operations                        5.6              3.6              2.4               .7             --
                                                ------------     ------------     ------------     ------------   ------------
                  Total                                100.0%           100.0%           100.0%           100.0%         100.0%
                                                ============     ============     ============     ============   ============

(1) Results for the regional, alternative markets and specialty insurance operations have been restated to reflect changes in the composition of the segments.

         The following sections briefly describe the Company's insurance segments and subsidiaries. The statutory information contained herein is derived from that reported to state regulatory authorities in accordance with statutory accounting practices ("SAP"). The amounts of statutory net premiums shown for the subsidiaries exclude the effects of intercompany reinsurance. The descriptions contain each significant insurance subsidiary's rating by A.M. Best and Company, Inc. ("A.M. Best"). A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: "Best's Ratings reflect [its] opinion as to the relative financial strength and performance of each insurer in comparison with others, based on [its] analysis of the information provided to [it]. These Ratings are not a warranty of an insurer's current or future ability to meet its contractual obligations."

                          REGIONAL INSURANCE OPERATIONS


         The Company's regional property casualty subsidiaries write standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The Company's regional insurance operations have historically been conducted through ten principal operating subsidiaries. On January 20, 1999, the Company announced that it would restructure the management and back-office operations of these ten companies into four geographic segments based on markets served. The restructuring, which is in process and subject to varying regulatory and operational requirements, is expected to be completed before the end of 1999. It is intended that as part of the restructuring certain back office functions and operating redundancies will be minimized or eliminated.


         The new regional groups, and the primary regional company for each group, are as follows:

     -   New England   - Acadia Insurance Company

     -   Mid Atlantic  - Firemen's Insurance Company of Washington, D.C.

     -   Midwest       - Continental Western Insurance Company

     -   Southern Tier - Union Standard Insurance Company

         In 1996, the Company acquired Berkley Regional Insurance Company ("BRIC") to act as an intermediate holding company. The Company contributed to BRIC all of the capital stock of the regional insurance companies. In 1997 and 1998 BRIC reinsured varying portions of the business written by the regional operations. In addition, BRIC is expanding its licenses so that it will be eligible to write personal and commercial lines on a direct basis nationally. BRIC's statutory surplus as of December 31, 1998 was $292,130,000. BRIC is rated A+ by A.M. Best. This A+ is a group rating which applies to each of the regional insurance companies and certain other subsidiaries as noted herein. A.M. Best has indicated that this rating is under review as a result of matters affecting the regional business.

NEW ENGLAND REGIONAL INSURANCE GROUP

         The New England regional insurance operations are conducted by Acadia Insurance Company ("Acadia"). Acadia was organized by the Company and incorporated in April 1992. It writes multiple line property and casualty coverages in the States of Maine, New Hampshire, Vermont and Massachusetts and sells its personal and commercial coverages through independent agencies. Acadia's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $43,855,000 and $133,954,000, respectively. Acadia additionally utilizes its subsidiary, Cadillac Mountain Insurance Company, as a companion writer.

MID ATLANTIC REGIONAL INSURANCE GROUP

         The Mid Atlantic regional insurance group will consist of Firemen's Insurance Company of Washington, D.C. ("Firemen's), Berkley Insurance Company of the Carolinas ("BICC"), Chesapeake Bay Property and Casualty Insurance Company ("Chesapeake") and The Presque Isle Insurance Division of Firemen's. Firemen's will be the primary company in the Mid Atlantic group and it is anticipated that it will manage affairs of the group from a new office in Richmond, Virginia. Firemen's, Chesapeake and BICC sell their policies primarily through agents in the District of Columbia and the States of Maryland, North Carolina, Pennsylvania and Virginia.


       Firemen's Insurance Company of Washington, D.C. was originally incorporated by an Act of Congress in 1836 and re-domiciled to Maryland in 1994. Firemen's writes homeowners, other personal lines and commercial risks in the District of Columbia and in the States of Maryland, North Carolina and Virginia. In March 1995, Firemen's established The Presque Isle Insurance Division in order to expand its operations into the State of Pennsylvania. Firemen's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $39,159,000 and $56,863,000, respectively.


       Berkley Insurance Company of the Carolinas, a North Carolina domiciled company, was organized by the Company in December 1995. It writes personal and commercial lines in North Carolina and is expanding to surrounding states. Its statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $12,465,000 and $36,229,000, respectively.


       Chesapeake Bay Property and Casualty Insurance Company, a Maine domiciled company owned by Acadia, was formed in 1993. In 1997 Firemen's spun off Chesapeake Insurance Division into the operations of Chesapeake. Chesapeake writes personal and commercial lines in Virginia and is expanding to surrounding states. Chesapeake's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $9,021,000 and $31,001,000, respectively.


MIDWEST REGIONAL INSURANCE GROUP

         The Midwest regional insurance group will consist of Continental Western Insurance Company ("Continental Western"), American West Insurance Company ("American West"), Tri-State Insurance Company of Minnesota ("Tri-State") and Union Insurance Company ("Union"). Continental Western will be the primary company in the group and will manage group affairs from its office in Urbandale, Iowa. Continental Western, Tri-State and Union obtain their business primarily in the smaller communities of the Midwest through independent insurance agencies, which represent them on a non-exclusive basis and are compensated on a commission basis. The following are brief descriptions of the companies in the Midwest regional group:


         Continental Western Insurance Company was organized in 1907. It writes a diverse commercial lines book of business as well as personal lines principally in the States of Iowa, Nebraska, Kansas, Illinois, Missouri, Wisconsin and Montana. Continental Western's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $76,899,000 and $165,467,000, respectively.

         American West Insurance Company is a successor to a company that was organized in 1903 as a mutual insurance company and converted to a stock company in June 1986. Its business consists primarily of personal lines in the States of Minnesota, Montana, Wisconsin and South Dakota. American West's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $9,190,000 and $8,227,000, respectively.


         Tri-State Insurance Company of Minnesota was originally organized as a mutual insurance company. It writes commercial lines (specializing in grain elevator coverages), as well as personal lines, primarily in the States of Minnesota, Iowa, North and South Dakota, Nebraska, Wisconsin and Illinois. Tri-State's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $35,820,000 and $47,634,000, respectively.


         Union Insurance Company was organized originally in 1886 as a mutual insurance company. Union's business consists of personal lines as well as commercial lines insurance concentrated in the States of Nebraska, Kansas, Colorado and South Dakota. Union's statutory surplus and statutory net premiums written as of December 31,1998 and for the year then ended were $28,583,000 and $55,779,000, respectively.


SOUTHERN TIER REGIONAL INSURANCE GROUP

         The Southern Tier regional insurance group will consist of Union Standard Insurance Company ("Union Standard") and Great River Insurance Company ("Great River"). Union Standard will be the primary company in the group and will manage group affairs from its office in Irving, Texas. Union Standard and Great River obtain their business primarily in the smaller communities of the Southwest through independent insurance agencies, which represent them on a non-exclusive basis and are compensated on a commission basis. The following are brief descriptions of the companies in the Southern Tier regional group:


         Union Standard Insurance Company is a successor to a company that was organized in 1970. Union Standard writes personal lines and commercial lines of insurance for small businesses in the States of Texas, Oklahoma, Arkansas and Colorado. Union Standard's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $29,156,000 and $64,393,000, respectively.


         Great River Insurance Company, a Mississippi domiciled company, was organized by the Company in December 1993. It writes personal and commercial lines in Mississippi and Tennessee and is expanding to surrounding states. Great River's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $11,547,000 and $41,770,000, respectively.

         Each of the ten regional operating subsidiaries described above is rated A+ by A.M. Best as a result of the group rating obtained by BRIC.

Regional operations:  Business

         The following table sets forth the percentages of direct premiums written, by line, by the Company's regional insurance operations:

                                  1998      1997      1996      1995      1994
                                  -----     -----     -----     -----     -----
Commercial Multi-Peril             20.7%     20.5%     20.8%     21.5%     22.0%
Workers' Compensation              18.6      19.3      20.1      20.8      18.7
Automobile:
Personal                           14.8      15.2      16.4      17.4      17.6
Commercial                         20.8      19.6      17.4      15.6      16.4
General Liability                   6.9       6.8       6.5       6.1       6.6
Homeowners                          6.3       7.1       7.9       8.7       9.2
Fire and Allied Lines               4.7       5.0       4.7       4.6       4.8
Inland Marine                       3.4       2.0       2.8       2.6       2.6
Other                               3.8       4.5       3.4       2.7       2.1
                                  -----     -----     -----     -----     -----
Total                             100.0%    100.0%    100.0%    100.0%    100.0%
                                  =====     =====     =====     =====     =====

         The following table sets forth the percentages of direct premiums written, by state, by the Company's regional insurance operations:

                                  1998      1997      1996      1995      1994
                                  -----     -----     -----     -----     -----
Maine                               9.4%     10.2%     10.8%     10.8%     10.5%
Iowa                                7.5       7.7       8.4       9.4      11.1
Nebraska                            7.0       7.5       8.2       9.1      11.0
Texas                               6.3       6.8       7.5       8.0       9.2
New Hampshire                       5.8       5.8       6.0       6.0       4.7
Minnesota                           5.4       5.3       5.4       5.6       6.0
South Dakota                        5.2       4.2       5.4       6.8       4.9
Mississippi                         5.0       5.7       6.1       5.5       2.9
Pennsylvania                        5.0       4.8       2.2        --        --
North Carolina                      4.8       4.2       1.5        .1        --
Kansas                              4.5       4.6       4.8       4.9       5.2
Virginia                            4.1       4.2       3.7       2.9       2.1
Colorado                            3.5       3.5       3.8       4.1       4.5
Missouri                            3.4       3.6       3.6       3.8       3.8
Vermont                             3.0       3.2       3.1       2.4       1.1
Illinois                            2.6       2.8       3.1       3.5       3.8
Wisconsin                           2.5       2.6       2.9       3.6       3.6
Massachusetts                       2.2       0.2       0.7        --        --
Arkansas                            1.7       1.8       1.8       2.1       2.8
Idaho                               1.4       1.1       0.6       0.2       0.2
Oklahoma                            1.3       1.3       1.3       1.4       1.5
Tennessee                           1.3       1.0       0.4        --        --
Montana                             1.2       1.3       1.4       1.4       1.4
North Dakota                        1.0       1.2       1.6       2.6       3.2
District of Columbia                0.8       1.2       1.6       1.6       2.3
Other                               4.1       4.2       4.2       4.2       4.2
                                  -----     -----     -----     -----     -----
Total                             100.0%    100.0%    100.0%    100.0%    100.0%
                                  =====     =====     =====     =====     =====

                             REINSURANCE OPERATIONS

         The Company's reinsurance operations consist of six operating units, which specialize in underwriting property, casualty and surety reinsurance on both a treaty and a facultative basis. The Company's reinsurance operations are conducted by Signet Star Holdings, Inc. through its subsidiary Signet Star Reinsurance Company ("Signet Star"). For financial segment reporting purposes, the results of the alternative market division of Signet Star are included in the Company's alternative markets segment. Signet Star is rated A by A.M. Best. Signet Star's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $257,022,000 and $309,942,000, respectively.

The Property Casualty Treaty Division

         The Property Casualty Treaty Division is the largest business unit in terms of personnel and premiums written. This division of Signet Star is committed exclusively to the broker market segment of the treaty reinsurance industry. It functions as a traditional reinsurer in specialty and standard reinsurance lines and has formed a professional liability division to target this market segment.

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

The Latin American and Caribbean Division

         This business unit is devoted exclusively to Latin American and Caribbean business ("LACD"). This division handles most traditional lines of property and casualty treaty business and is developing a book of niche business for this international operating region.

Gemini Insurance Company

         Gemini is an excess and surplus line insurance company created to provide Signet Star with primary issuing carrier capability and thereby generate "reverse flow" business. Under the reverse flow concept, a reinsurer writes primary business through a subsidiary or affiliated carrier that is then ceded back to the reinsurer. Gemini provides Signet Star with a controlled source of new business. It operates as an authorized insurance company in the State of Delaware and will operate nationwide, as necessary legal and regulatory requirements are met, as an approved excess and surplus line carrier. Gemini is rated A by A.M. Best. Gemini had statutory surplus of $23,528,000 as of December 31, 1998.

StarNet Insurance Company

         In 1998 Signet Star acquired a corporate insurance vehicle to write reverse flow business on an admitted basis. This company was re-domesticated to Delaware effective February 28, 1999. Signet Star will seek to license StarNet broadly to serve as an adjunct to Gemini to write primary business on an admitted basis nationwide. StarNet is rated A by A.M. Best. StarNet had statutory surplus of $10,157,000 at December 31, 1998 and has not commenced operations.

Reinsurance Operations: Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's reinsurance operations:

                                  1998      1997      1996      1995      1994
                                  -----     -----     -----     -----     -----
Treaty:
Casualty and other                 39.7%     38.7%     45.1%     46.6%     43.3%
Property and related lines         19.1      16.1      23.3      26.8      36.0
Professional and specialty          8.4       5.5       4.7       4.8       4.2
                                  -----     -----     -----     -----     -----
Total Treaty                       67.2      60.3      73.1      78.2      83.5

Facultative                        14.8      15.4      11.7      14.2      10.9
Fidelity and Surety                 6.8      10.5       9.5       7.6       5.6
Latin American and Caribbean       11.2      13.8       5.7        --        --
                                  -----     -----     -----     -----     -----
Total                             100.0%    100.0%    100.0%    100.0%    100.0%
                                  =====     =====     =====     =====     =====

         The following table sets forth the percentage of gross premiums written, by property versus casualty business, by the Company's reinsurance operations:

                              1998       1997       1996       1995       1994
                              -----      -----      -----      -----      -----
Property                       31.4%      32.7%      35.2%      33.4%      40.2%
Casualty                       68.6       67.3       64.8       66.6       59.8
                              -----      -----      -----      -----      -----
         Total                100.0%     100.0%     100.0%     100.0%     100.0%
                              =====      =====      =====      =====      =====

                         SPECIALTY INSURANCE OPERATIONS

         The Company's specialty lines of insurance consist primarily of excess and surplus lines ("E & S"), commercial transportation, professional liability, directors and officers liability and surety.

Admiral Insurance Company

         The majority of the Company's E & S insurance business is conducted by Admiral Insurance Company ("Admiral"). Admiral specializes in general liability coverages, including products liability and professional liability. Admiral insures risks requiring specialized treatment not available in the conventional market, with coverage designed to meet the specific needs of the insured. Business is received from wholesale brokers via retail agents, whose clients are the insureds. E & S carriers operate on a non-admitted basis in the states where they write business. They are generally free from rate regulation and policy form requirements. Admiral's business is obtained on a nationwide basis from approximately 190 non-exclusive brokers, who are compensated on a commission basis. Admiral also writes directors and officers liability insurance through operations conducted by Monitor Liability Managers, Inc., an underwriting manager established by the Company. Admiral is rated A++ by A.M. Best. Admiral's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $220,792,000 and $100,511,000, respectively. Admiral is in the process of establishing an admitted company to compete for certain risks that might be subject to the commercial lines regulation enactments (see "Regulation") as well as other risks which prefer an admitted carrier. Admiral incorporated Admiral Indemnity Company ("Admiral Indemnity") in January 1999 for this purpose and capitalized it with $25,000,000. Admiral Indemnity is in the process of licensure and expects to be operational in 1999.

Carolina Casualty Insurance Company

         The Company's commercial transportation operations are primarily conducted by Carolina Casualty Insurance Company ("Carolina"). Carolina writes liability, physical damage and cargo insurance for the transportation industry, concentrating on long-haul trucking companies. Public transportation insurance for such risks as charter buses and school buses also makes up a substantial part of Carolina's book of business. Carolina's business is obtained nationwide from approximately 120 agents and brokers who are compensated on a commission basis. In June 1995, Carolina began writing surety bonds through operations conducted by Monitor Surety Managers, Inc., an underwriting manager established by the Company. In December 1998, Carolina began writing directors and officers liability insurance through operations conducted by Monitor Liability Managers, Inc., an underwriting manager established by the Company. Carolina is rated A by A.M. Best. Carolina's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $60,520,000 and $88,715,000, respectively.

FICO Insurance Company

         FICO was established in 1988 and is presently owned by Firemen's. FICO writes commercial business consisting primarily of multiple dwelling coverages principally in the State of New York through operations conducted by Clermont Specialty Managers, Ltd., an underwriting manager which is owned by the Company. FICO is rated A+ by A.M. Best (BRIC group rating). FICO's statutory surplus and net premiums written as of December 31, 1998 and for the year then ended were $11,492,000 and $11,640,000, respectively. In 1999 as part of the regional restructuring FICO will become part of the specialty insurance operations.

Nautilus Insurance Company

         Nautilus Insurance Company ("Nautilus") was established in 1985 as a subsidiary of Admiral to insure E & S risks which involve a lower degree of expected severity than those covered by Admiral. Nautilus obtains its business nationwide from approximately 135 non-exclusive general agents, some of which also provide business to Admiral. A substantial portion of Nautilus' business is written on a binding authority basis, subject to certain contractual limitations. Nautilus is rated A by A.M. Best. Nautilus' statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $66,557,000 and $52,606,000, respectively. Great Divide Insurance Company ("Great Divide"), a subsidiary of Nautilus, writes transportation risks, as well as other specialty lines, on an admitted basis.

Preferred Employers Insurance Company

         Preferred Employers Insurance Company ("Preferred") was established in 1998 to insure workers' compensation in California, focusing on the small employer market. Preferred is rated A+ by A.M. Best (BRIC group rating). Preferred's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $9,739,000 and $531,000, respectively.

Specialty Operations:  Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's specialty insurance operations:

                                  1998      1997      1996      1995      1994
                                  -----     -----     -----     -----     -----
General Liability                  28.2%     34.1%     35.3%     37.6%     42.0%
Automobile Liability               19.0      17.7      20.9      27.5      28.5
Professional Liability             16.9      14.7      12.1       7.0       6.3
Directors and Officers Liability    7.7       8.1      10.0       9.0       5.7
Fire and Allied Lines               7.1       7.5       7.1       4.9       4.6
Automobile Physical Damage          6.1       4.9       5.3       6.8       6.0
Medical Malpractice                 6.1       4.0       3.3       2.3       2.6
Inland Marine                       1.8       1.5       1.6       2.1       1.8
Workers Compensation                1.9       2.5       1.7       0.7       0.7
Commercial Multi-Peril              3.1       3.0       1.0       0.7       0.7
Surety                              2.0       1.9       1.3       0.8        --
Other                               0.1       0.1       0.4       0.6       1.1
                                  -----     -----     -----     -----     -----
Total                             100.0%    100.0%    100.0%    100.0%    100.0%
                                  =====     =====     =====     =====     =====

                               ALTERNATIVE MARKETS

         The Company's alternative markets operations specialize in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Typical clients are those who are driven by various factors to seek less costly and more efficient techniques to manage their exposure to claims. The Company's alternative markets segment consists of: excess workers' compensation insurance written by Midwest Employers Casualty Company; reinsurance of alternative risk business; and insurance services operations which manage alternative market mechanisms.


Midwest Employers Casualty Company

         In November 1995, the Company acquired Midwest Employers Casualty Company ("Midwest"). Midwest markets and underwrites excess workers' compensation ("EWC") insurance and related risk management services. EWC insurance is marketed to employers and employer groups which have elected and have qualified or been approved by state regulatory authorities to self-insure their workers' compensation programs. EWC insurance provides coverage to a self-insured employer once the employer's losses exceed the employer's retention amount. Midwest offers a complete line of EWC products, including specific and aggregate EWC insurance policies and surety bonds. Midwest is rated A- by A.M. Best. Midwest's statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $127,854,000 and $42,597,000, respectively.


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


Insurance Services Operations

         The Company's insurance service operations offer a variety of products, which include underwriting and claims administration and alternative insurance market mechanisms. In addition, the insurance services operations subsidiaries of the Company provide agency and brokerage services to both affiliated and unaffiliated entities.


                    Berkley Risk Administrators Company, LLC

         The Company acquired Berkley Risk Administrators Company, LLC (formerly known as Berkley Risk Services, LLC) and its subsidiaries ("Berkley Risk") operations beginning in 1988. In 1997 Berkley Risk Services, Inc. was restructured into a limited liability company. Berkley Risk, based in Minneapolis, Minnesota, is a property casualty risk management firm which specializes in the development and administration of group and single-employer alternative insurance funding techniques. Berkley Risk also manages entities which provide liability insurance and claim adjusting services to public entities and not-for-profit organizations.

         The operations of Berkley Risk and Berkley Administrators are being functionally merged. During 1999 it is anticipated that the operations of Berkley Administrators will be fully incorporated into Berkley Risk. This consolidation was implemented in order to enhance the expertise and geographic scale of the two units, while taking advantage of economies of scale and eliminating redundant operational and administrative expenses.


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


                       Key Risk Management Services, Inc.


         The Company acquired Key Risk Management Services, Inc. ("Key Risk") in 1994. Key Risk, based in Greensboro, North Carolina, is a property casualty risk management firm which specializes in management and administration of group self-insured funds. A significant portion of Key Risk's business was the administration of the North Carolina Associated Industries Workers' Compensation Fund, which ceded a portfolio of loss reserves to a subsidiary of the Company. In 1998 the Company organized Key Risk Insurance Company as a North Carolina insurance company to be used by Key Risk to target businesses having self-insured funds. Key Risk Insurance has an A.M. Best rating of A+ (BRIC group rate). Its statutory surplus and statutory net premiums written as of December 31, 1998 and for the year then ended were $4,492,000 and $18,226,000, respectively.


                             Berkley Risk Managers

         Berkley Risk Managers is a successor to a company acquired in 1990 (Rasmussen Agency, Inc.). Berkley Risk Managers, based in Somerset, New Jersey, is primarily involved in the development and administration of self-funded property casualty and health insurance programs primarily for municipalities and other governmental entities.


                      All American Agency Facilities, Inc.

         All American Agency Facilities, Inc., based in Denver, Colorado, provides wholesale brokerage and general agency services on a nationwide basis for unaffiliated insurance carriers as well as certain of the Company's insurance subsidiaries.


                           Berkley Care Network, Inc.


         The Company established Berkley Care Network, Inc. ("Berkley Care") in 1995. Berkley Care, based in Greensboro, North Carolina, is a managed health care company offering utilization review and case management services for workers' compensation carriers in North Carolina. In 1997, the Company acquired Berkley Care Network, Northeast to provide managed care services in the State of Connecticut, in 1998 it acquired a managed care operation and in 1999 acquired a vocational evaluation, assessment and rehabilitation facility, each located in Florida.

Alternative Markets Operations: Business


         The following table sets forth the percentages of revenues, by major source of business, of the alternative markets operations:

                                      1998      1997      1996      1995      1994
                                      -----     -----     -----     -----     -----
Midwest Employers Casualty Company     38.3%     46.1%     48.8%     14.8%      --%
Insurance Service Operations           31.7      35.8      37.5      63.1      78.6
Signet Star - Alternative Markets
  Division                             21.6      18.0      13.7      22.1      21.4
Other Insurance Operations              8.4        .1        --        --        --
                                      -----     -----     -----     -----     -----
Total                                 100.0%    100.0%    100.0%    100.0%    100.0%
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

         Berkley International owns 99.9% of Berkley International Argentina S.A. ("Berkley S.A."), an Argentine holding company. Berkley S.A. owns the following property casualty insurance companies: 79% of Union Berkley, Compania de Seguros, S.A.; 99.9% of Berkley, Compania Metropalitana de Seguros, which is the successor to Independencia, Compania Argentina de Seguros, S.A., and Oceano, Compania Argentina de Seguros, which have combined their operations; and 99.9% of Berkley International Aseguradora de Riesgos de Trabajo S.A. Berkley S.A. also owns 99.9% of Risk Management Services S.A., which is a third-party administrator, and 90% of Jackson Berkley Life. In addition, Berkley International directly owns 59% of Philippine Insurance Holdings, Inc., a Philippine holding company, as well as 64% of Family First, Inc., the direct sales and marketing operation. Philippine Insurance Holdings, Inc. owns 100% of the following companies: Berkley International Life Insurance Company, Inc., Berkley International Plans, Inc., and Berkley Insurance Company of the Philippines, Inc. Berkley International also owns 80% of Global Direct, LLC.

                           Results by Industry Segment

         Summary financial information about the Company's operating segments is presented on a GAAP basis in the following table (all amounts include realized capital gains and losses)(1):

                                                          Year Ended December 31,
                                     -----------------------------------------------------------------
                                       1998          1997          1996          1995          1994
                                     ---------     ---------     ---------     ---------     ---------
                                                          (Amounts in thousands)
Regional Insurance Operations

Total revenues                       $ 682,519     $ 635,142     $ 529,479     $ 467,009     $ 367,418
Income (loss) before income taxes      (24,524)       47,624        35,169        38,171        24,587

Reinsurance Operations

Total revenues                         297,144       242,086       244,066       221,241       193,658
Income (loss) before income taxes       33,858        42,193        32,756        19,661        (8,954)

Specialty Insurance Operations

Total revenues                         311,955       284,321       247,131       212,484       187,703
Income before income taxes              85,889        68,088        52,113        37,640        33,511

Alternative Markets Operations

Total revenues                         205,935       184,733       172,027       103,656        75,798
Income before income taxes              36,501        34,733        32,278        10,254         7,068

International Operations

Total Revenues                          80,287        45,360        26,435         7,313            --
Loss Before Income Taxes                (7,017)       (3,566)       (1,283)         (259)           --

(1) Results for the regional, alternative markets and specialty operations have been restated to reflect changes in the composition of the segments.

         The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. Summary information for the Company's insurance companies and the insurance industry is presented in the following table (1), (2):

                                                      Year Ended December 31,
                                      --------------------------------------------------------
                                      1998        1997         1996         1995         1994
                                      -----       -----        -----        -----        -----
Regional Insurance Operations
Loss ratio                             76.0%       66.6%        66.8%        65.1%        65.3%
Expense ratio                          35.8        34.0         34.1         34.1         34.4
Policyholders' dividend ratio            .9          .5           .6           .9           .9
                                      -----       -----        -----        -----        -----
Combined ratio                        112.7%      101.1%       101.5%       100.1%       100.6%
                                      =====       =====        =====        =====        =====

Reinsurance Operations
Loss ratio                             74.3%       69.2%        73.3%        78.1%        87.4%
Expense ratio                          31.5        32.1         30.1         26.4         27.7
                                      -----       -----        -----        -----        -----
Combined ratio                        105.8%      101.3%       103.4%       104.5%       115.1%
                                      =====       =====        =====        =====        =====

Specialty Insurance Operations
Loss ratio                             61.8%       61.9%        68.4%        77.9%        77.7%
Expense ratio                          31.7        33.3         30.9         28.2         25.4
Policyholders' dividend ratio            .3          .5           .3           .3           .1
                                      -----       -----        -----        -----        -----
Combined ratio                         93.8%       95.7%        99.6%       106.4%       103.2%
                                      =====       =====        =====        =====        =====

Alternative Markets Operations
Loss ratio                             63.7%       73.1%        74.8%        72.3%        72.5%
Expense ratio                          36.0        35.8         34.9         31.9         27.7
                                      -----       -----        -----        -----        -----
Combined ratio                         99.7%      108.9%       109.7%       104.2%       100.2%
                                      =====       =====        =====        =====        =====

International Operations
Loss ratio                             59.7%       59.8%        49.7%        50.0%          --%
Expense ratio                          48.5        54.6         49.9         58.3           --
                                      -----       -----        -----        -----        -----
Combined ratio                        108.2%      114.4%        99.6%       108.3%          --%
                                      =====       =====        =====        =====        =====

Combined Insurance Operations
Loss ratio                             71.2%       66.4%        68.7%        70.7%        73.7%
Expense ratio                          34.9        34.4         33.1         31.3         30.8
Policyholders' dividend ratio            .5          .4           .4           .5           .5
                                      -----       -----        -----        -----        -----
Combined ratio                        106.6%      101.2%       102.2%       102.5%       105.0%
                                      =====       =====        =====        =====        =====

Combined Insurance Operations
Premiums to surplus ratio (3)           1.4         1.2          1.2          1.0          1.1
                                      =====       =====        =====        =====        =====

Industry Ratios
Combined ratio                        105.0(4)    101.6%(5)    107.0%(5)    107.2%(5)    108.9%(5)
Premiums to surplus ratio                .8(4)       .9%(6)      1.0%(6)      1.2%(6)      1.3%(6)

(1)      Based on U.S. statutory accounting practices.

(2) Results for the regional, alternative markets and specialty insurance operations have been restated to reflect changes in the composition of the segments.

(3) Based on the Company's consolidated net premiums written to statutory surplus.

(4)      Estimated by A.M. Best

(5)      Source: A.M. Best Aggregates & Averages, for stock companies.

(6)      Source: A.M. Best Aggregates & Averages, for total industry.

Investments

         Investment results before income tax effects were as follows:

                                            1998          1997          1996           1995          1994
                                         ----------    ----------    ----------     ----------    -----------
                                                               (Amounts in thousands)
Average investments, at cost             $2,996,707    $2,873,730    $2,538,806     $2,081,547    $ 1,853,030
                                         ==========    ==========    ==========     ==========    ===========
Investment income,
    before expenses                      $  206,065    $  205,812    $  171,047     $  143,527    $   115,619
                                         ==========    ==========    ==========     ==========    ===========
Percent earned on
    average investments                         6.9%          7.2%          6.7%           6.9%           6.2%
                                         ==========    ==========    ==========     ==========    ===========

Realized gains (losses)                  $   25,400    $   13,186    $    7,437     $   10,357    $      (170)
                                         ==========    ==========    ==========     ==========    ===========

Change in unrealized investment gains
(losses) (1)                             $   22,147    $   66,306    $  (22,409)    $  142,475    $  (124,756)
                                         ==========    ==========    ==========     ==========    ===========

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

                                                   December 31,
                                  ---------------------------------------------
                                  1998      1997      1996      1995      1994
                                  -----     -----     -----     -----     -----
1 year or less                      1.7%      4.4%      3.1%      4.2%      4.0%
Over 1 year through 5 years        16.0      26.4      20.7      17.9      27.6
Over 5 years through 10 years      24.4      19.1      25.0      29.4      21.4
Over 10 years                      37.2      29.2      27.1      26.2      27.0
Mortgage-backed securities         20.7      20.9      24.1      22.3      20.0
                                  -----     -----     -----     -----     -----
Total                             100.0%    100.0%    100.0%    100.0%    100.0%
                                  =====     =====     =====     =====     =====

Loss and Loss Adjustment Expense Reserves

         In the property casualty industry, it is not unusual for significant periods of time, ranging up to several years or more, to elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which is a balance sheet account representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. The Company's loss reserves reflect current estimates of the ultimate cost of closing outstanding claims; other than for its excess workers' compensation ("EWC") business, as discussed below, the Company does not discount its reserves to estimated present value for financial reporting purposes.

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

         Due to the nature of EWC business and the long period of time over which losses are paid in this line of business, the Company discounts its liabilities for EWC losses and loss expenses. Discounting liabilities for losses and loss expenses gives recognition to the time value of money set aside to pay claims in the future and is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from Midwest's loss payout experience and is supplemented with data compiled by insurance companies writing workers' compensation on an excess-of-loss basis. The expected payout pattern has a very long duration because it reflects the nature of losses which generally penetrate self-insured retention limits contained in EWC policies. The Company has limited the expected payout duration to 30 years in order to introduce an additional level of conservatism into the discounting process. These liabilities have been discounted using "risk-free" discount rates determined by reference to the U.S. Treasury yield curve weighted for EWC premium volume to reflect the seasonality of the anticipated duration of losses associated with such coverages. The average discount rate for accident years 1998, 1997, 1996 and 1995 and prior was approximately 5.90%, 5.98%, 5.90% and 5.80%, respectively. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $186,964,000, $189,600,000 and $172,415,000 at December 31, 1998, 1997 and 1996, respectively.

         To date, known pollution and environmental claims at the Company's insurance company subsidiaries have not had a material impact on the Company's operations. Environmental claims have not materially impacted the Company because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

         The Company's net reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $33.4 million and $33.1 million at December 31, 1998 and 1997, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $69.3 million and $68.4 million at December 31, 1998 and 1997, respectively. Net incurred losses and loss expenses for reported pollution and environmental claims were approximately $2.2 million, $0.1 million and $6.9 million in 1998, 1997 and 1996, respectively. Net paid losses and loss expenses has averaged approximately $3 million for each of the last three years. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

         The table below provides a reconciliation of the beginning and ending reserve balances, on a gross of reinsurance basis (dollars in thousands):

                                                     1998            1997            1996
                                                  -----------     -----------     -----------
Net reserves at beginning of year                 $ 1,433,011     $ 1,333,122     $ 1,209,250
                                                  -----------     -----------     -----------
Net reserves of acquired companies                      2,189           4,984              --
Net provision for losses and loss expenses:
  Claims occurring during the current year (1)        948,580         747,977         675,674
  Decrease in estimates for claims occurring
    in prior years                                    (42,929)        (21,313)        (15,219)
Amortization of discount                                9,111           7,760           8,705
                                                  -----------     -----------     -----------
                                                      914,762         734,424         669,160
                                                  -----------     -----------     -----------
         Net payments for claims
           Current year                               395,437         315,370         280,565
           Prior years                                365,178         324,149         264,723
                                                  -----------     -----------     -----------
                                                      760,615         639,519         545,288
                                                  -----------     -----------     -----------
Net reserves at end of year                         1,589,347       1,433,011       1,333,122
Ceded reserves at end of year                         537,219         476,677         449,581
                                                  -----------     -----------     -----------
Gross reserves at end of year                     $ 2,126,566     $ 1,909,688     $ 1,782,703
                                                  ===========     ===========     ===========

       A reconciliation, as of December 31, 1998, between the reserves reported in the accompanying consolidated financial statements which have been prepared in accordance with GAAP and those reported on a SAP basis is as follows (in thousands):

Net reserves reported on a SAP basis
Additions (deductions) to statutory reserves:                       $ 1,644,044
  Loss reserve discounting (2)                                          (70,669)
  Outstanding drafts reclassified as reserves                            15,972
                                                                    -----------
Net reserves reported on a GAAP basis                                 1,589,347
  Ceded reserves reclassified as assets                                 537,219
                                                                    -----------
Gross reserves reported on a GAAP basis                             $ 2,126,566
                                                                    ===========

(1) Claims occurring during the current year is net of discount of $20,354,000, $29,783,000 and $28,885,000 for the years ended December
         31, 1998, 1997 and 1996, respectively.

(2) For statutory purposes, Midwest uses a discount rate of 3% as permitted by the Department of Insurance of the State of Ohio. For GAAP purposes, Midwest uses a discount rate based on the U. S. Treasury yield curve weighted for the expected payout period, as described above.

         The following table presents the development of net reserves for 1986 through 1998. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

         The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1988 reserves have developed a $47 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above.

         It should be noted that the table presents a "run off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1988 is reserved for $2,000 as of December 31, 1988. Assuming this claim was settled for $2,300 in 1998, the $300 deficiency would appear as a deficiency in each year from 1988 through 1997.

                                                                         Year Ended December 31,
                                     1988     1989     1990     1991     1992     1993     1994     1995     1996     1997     1998
                                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                                         (Amounts in millions)
Discounted net reserves for losses
  and loss expenses                 $  531   $  611   $  643   $  680   $  710   $  783   $  895   $1,209   $1,333   $1,433   $1,589

Reserve discounting                     --       --       --       --       --       --       --      152      172      190      187
Undiscounted net reserve

Net Re-estimated as of:
One year later                         524      605      635      676      704      776      885    1,346    1,481    1,580
Two years later                        518      599      632      659      694      775      872    1,305    1,406
Three years later                      513      596      620      650      665      744      833    1,236
Four years later                       511      587      612      637      655      708      789
Five years later                       505      581      603      631      630      672
Six years later                        510      585      588      609      600
Seven years later                      514      574      569      585
Eight years later                      507      557      550
Nine years later                       495      541
Ten years later                        484

Cumulative redundancy
  (deficiency) undiscounted         $   47   $   70   $   93   $   95   $  110   $  111   $  106   $  125   $   99   $   43       --
                                    ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

Cumulative amount of
  net liability paid
  through:
One year later                      $  114   $  158   $  139   $  160   $  169   $  186   $  221   $  265   $  332   $  365
Two years later                        217      234      235      264      275      221      355      434      523
Three years later                      262      294      304      332      306      291      445      550
Four years later                       295      334      345      346      344      334      501
Five years later                       315      358      377      371      362      363
Six years later                        331      380      395      384      375
Seven years later                      348      392      402      394
Eight years later                      357      396      409
Nine years later                       359      400
Ten years later                        363

Discounted net Reserves                                                          $  783   $  895   $1,209   $1,333   $1,433   $1,589
Ceded Reserves                                                                    1,233    1,176      451      450      477      535
                                                                                 ------   ------   ------   ------   ------   ------
Discounted gross Reserves                                                         2,016    2,071    1,660    1,783    1,910    2,124
Reserve discounting                                                                  --       --      192      216      241      248
                                                                                 ------   ------   ------   ------   ------   ------
Gross reserve                                                                    $2,016   $2,071   $1,852   $1,999   $2,151   $2,372
                                                                                 ======   ======   ======   ======   ======   ======


Gross Re-estimated as of
  One year later                                                                  2,010    2,043    1,827    1,965    2,132
  Two years later                                                                 1,966    2,026    1,789    1,959
  Three years later                                                               1,955    1,983    1,754
  Four years later                                                                1,913    1,951
  Five years later                                                                1,855
Gross cumulative redundancy                                                      $  161   $  120   $   98   $   40   $   19
                                                                                 ======   ======   ======   ======   ======

Regulation

         The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, the Company's regional property casualty subsidiaries as well as Carolina, FICO, Great Divide, Preferred, Key Risk Insurance and Midwest must file all rates for personal and commercial insurance with the insurance department of each state in which they operate. The Company's E&S and reinsurance subsidiaries generally operate free of rate and form regulation.

         In addition to regulatory supervision of its insurance subsidiaries, the Company is subject to state statutes governing insurance holding company systems. Typically, such statutes require the Company periodically to file information with the state insurance commissioner, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities would be required to obtain regulatory approval of the purchase. Under Florida law, which is applicable to the Company due to its ownership of Carolina, a Florida domiciled insurer, the acquisition of more than 5% of the Company's capital stock must receive regulatory approval. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

         During the past several years, various regulatory and legislative bodies adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and their effects on shortage of capacity and pricing. These regulations, which have not had a material impact on the Company's operations, include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages,
(ii) restrictions on the ability of insurers to cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged. The passage of Proposition 103 in the State of California did not have a material adverse impact on the Company's operations because the Company's subsidiaries operated in that State primarily on a non-admitted basis. The non-admitted market in California, however, has been subjected to increased levels of regulation. Admiral and Nautilus, both of which derive significant premiums from California, may be adversely impacted by increased regulation which causes business to remain in the admitted market. Additionally, a number of states have adopted and others are considering adopting forms of commercial lines deregulation laws which depending upon factors such as the relatively high amount of premium or revenue of an insured, would permit an insurer to write the insured without being subject to rate and/or form filing requirements.

         Various state and federal organizations, including Congressional committees and the National Association of Insurance Commissioners ("NAIC"), have been conducting reviews into various aspects of the insurance business. The NAIC has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company's mix of products and its balance sheet. The implementation of RBC did not affect the operations of the Company's insurance subsidiaries since all of its subsidiaries have a RBC amount above the authorized control level RBC, as defined by the NAIC. The NAIC is considering model laws on commercial lines deregulation. Federal legislation is being considered which would either abolish or limit the current exemption of the insurance industry from portions of the antitrust laws, impose direct federal oversight or federal solvency standards. No assurance can be given that future legislative or regulatory changes resulting from such activity will not adversely affect the Company's insurance subsidiaries.

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

         The Company receives funds from its insurance subsidiaries in the form of dividends and fees for certain management services. Annual dividends in excess of maximum amounts prescribed by state statutes ("extraordinary dividends") may not be paid without the approval of the insurance commissioner of the state in which an insurance subsidiary is domiciled. Similarly, the NAIC has adopted a new model investment law that may affect the statutory carrying values of certain investments; however, it is not possible to predict what impact the model law will have on the Company, as aspects of it have been adopted by only a few states at this time.

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

         Signet Star's competition comes from domestic and foreign reinsurers, some of which have greater financial resources than Signet Star and which place their business either on a direct basis or through the broker market.

         The E & S area is a highly specialized segment of the insurance industry. Admiral and Nautilus compete with other E & S carriers, some of which are larger and have greater resources than Admiral and Nautilus. Under certain market conditions, standard carriers may compete for the types of business written by Admiral and Nautilus. With the implementation of commercial lines deregulation (see "Regulation") in several states and with many other states in the process of considering or adopting such laws, competition for "E & S type risks" might increase significantly. Such standard carriers would under such deregulation be free to compete with more liberal rate and form requirements. In addition, there are regional and specialty carriers competing with Admiral and Nautilus when they underwrite business in their regions or specialties.

         Carolina and Great Divide's competition comes mainly from other specialty transportation insurers, regional carriers and large national multi-line companies. Each of FICO, Preferred and Key Risk compete with local regional companies as well as national carriers.

         Midwest's competition comes from insurance and reinsurance companies, some of which have greater financial resources than Midwest. Most of theses carriers write specific EWC coverage, do not offer aggregate EWC coverage and tend to focus on risks larger than those targeted by Midwest. In addition, Midwest competes with other specialty EWC insurers.

         The Insurance Services Operations face competition from several large nationally known service organizations as well as local competitors. The International Operations compete with native insurance operations both large and small, which may be related to government entities, as well as with branch or local subsidiaries of multi-national companies.

Employees

         As of February 21, 1999, the Company employed 4,218 persons. Of this number, the Company's subsidiaries employed 4,166 persons, of whom 2,085 were executive and administrative personnel and 2,081 were clerical personnel. The Company employed the remaining 52 persons in its parent company and investment operations, of whom 37 were executive and administrative personnel and 15 were clerical personnel. The restructuring of the management and back office operations of the regional insurance subsidiaries will result in reductions in employee levels at certain of those companies.

Other information about the Company's business

         The Company maintains an ongoing interest in acquiring additional companies and developing new insurance entities, products and packages as opportunities arise. In addition, the insurance subsidiaries develop new coverages or lines of business to meet the needs of insureds.

         Seasonal weather variations affect the severity and frequency of losses sustained by the insurance and reinsurance subsidiaries. Although the effect on the Company's business of such natural catastrophes as tornadoes, hurricanes, hailstorms and earthquakes is mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.

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

ITEM 2. PROPERTIES

The Company and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. Such owned property is as follows:

Location                              Company                     Size (sq. ft.)
--------                              -------                     --------------
Cherry Hill, New Jersey               Admiral                        42,000
Lincoln, Nebraska                     Union                          43,000
Lincoln, Nebraska                     Continental Western            20,000
Luverne, Minnesota                    Tri-State                      33,000
Meridian, Mississippi                 Great River                    30,000
Scottsdale, Arizona                   Nautilus                       34,000
Urbandale, Iowa                       Continental Western            80,000
Westbrook, Maine                      Acadia                         54,000

         In addition, the Company and its subsidiaries lease office facilities in various other cities under leases with varying terms and expiration dates.

ITEM 3. LEGAL PROCEEDINGS

         Claims under insurance policies written by the Company's insurance subsidiaries are investigated and settled either by claims adjusters employed by them, by their independent agents or by independent adjusters. Each insurance subsidiary employs a staff of claims adjusters at its home office and at some regional offices. Some independent agents may have the authority to settle small claims. Independent claims adjusting firms are used to assist in handling various claims in areas where insurance volume does not warrant the maintenance of a staff adjuster. If a claim or loss cannot be settled and results in litigation, the subsidiary generally retains outside counsel.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1998 to a vote of holders of the Company's Common Stock.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "BKLY". The following table sets forth the high and low sale prices for the indicated periods, all as reported on such market.

                                                                     Common
                                       Price Range                Dividends Paid
                                  High              Low             Per Share
                               ----------        ----------        -----------
1998:
  Fourth Quarter               $ 35  3/4         $ 27  1/2         $  .12 cash
  Third Quarter                  40 15/16          29 13/16        $  .12 cash
  Second Quarter                 49                40 1/16         $  .12 cash
  First Quarter                  47 3/8            41              $  .11 cash

1997:
  Fourth Quarter               $ 45              $ 39              $  .11 cash
  Third Quarter                  43 1/16           36              $  .10 cash
  Second Quarter                 39  1/4           31 5/16         $  .10 cash
  First Quarter                  36 5/16           29 13/16        $  .09 cash


         The closing price of the Common Stock on February 26, 1999, as reported on the Nasdaq National Market, was $28 5/8 per share. The approximate number of record holders of the Common Stock on February 26, 1999 was 783.

ITEM 6. SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 1998

                                                                   Year Ended December 31,
                                            1998            1997            1996            1995            1994
                                         -----------     -----------     -----------     -----------     -----------
                                                        (Amounts in thousands, except per share data)
Net premiums written                     $ 1,346,254     $ 1,177,641     $ 1,052,511     $   860,421     $   717,933
Net premiums earned                        1,278,399       1,111,747         981,221         803,336         655,038
Net investment income                        202,420         199,588         164,490         137,332         109,683
Management fees and commissions               70,727          71,456          69,246          68,457          64,536
Realized investment gains (losses)            25,400          13,186           7,437          10,357            (170)
Total revenues                             1,582,517       1,400,310       1,225,166       1,021,943         830,790
Interest expense                              48,819          48,869          31,963          28,209          27,601
Income before Federal
  income taxes                                62,781         129,241         115,049          82,747          30,774
Federal income tax (expense)
    Benefit                                   (5,465)        (30,668)        (25,102)        (17,554)          1,552
Income before minority interest               57,316          98,573          89,947          65,193          32,326
Net income before preferred
    Dividends                                 58,760          99,047          90,263          60,882          35,094
Preferred dividends                            7,548           7,828          13,909          11,062          10,356
Extraordinary loss                             5,017              --              --              --              --
Net income attributable to
  common stockholders                         46,195          91,219          76,354          49,820          24,738
Data per common share:
  Basic:
    Before extraordinary item                   1.82            3.09            2.56            1.91             .96
    Net income                                  1.64            3.09            2.56            1.91             .96
  Diluted:
    Before extraordinary income                 1.76            3.02            2.53            1.90             .95
    Net income                                  1.59            3.02            2.53            1.90             .95
  Stockholders' equity                         28.80           28.72           25.13           23.59           17.79
  Cash dividends declared                $       .48     $       .42     $       .35     $       .32     $       .29
Weighted average shares outstanding:
      Basic                                   28,194          29,503          29,792          26,121          25,773
      Diluted                                 29,115          30,185          30,130          26,262          25,951
Investments                              $ 3,302,103     $ 3,162,533     $ 2,991,606     $ 2,588,346     $ 1,901,715
Total assets                               4,983,431       4,544,318       4,136,973       3,618,684       3,582,291
Reserves for losses
  and loss expenses                        2,126,566       1,909,688       1,782,703       1,660,020       2,070,886
Long-term Debt                               394,444         390,415         390,104         319,287         331,002
Company-obligated manditorily
  redeemable capital securities
  of a subsidiary trust holding
  solely 8.197% junior subordinated
  debentures                                 207,988         207,944         207,901              --              --
Stockholders' equity                         861,281         947,292         879,732         929,815         597,601

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 17 through 23 of the registrant's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to the information under "Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 20 through 21 of the registrant's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the registrant are contained on pages 24 through 40 of registrant's 1998 Annual Report to Stockholders and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is provided as to the Directors and executive officers of the Company as of February 26, 1999:

       Name                   Age           Position
       ----                   ---           --------
William R. Berkley            53    Chairman of the Board and Chief Executive Officer
John D. Vollaro               54    President, Chief Operating Officer and a Director
Robert P. Cole                48    Senior Vice President
Anthony J. Del Tufo           54    Senior Vice President, Chief Financial Officer and Treasurer
Cornelius T. Finnegan, III    54    Senior Vice President, General Counsel and Secretary
E. LeRoy Heer                 60    Senior Vice President, Chief Corporate Actuary
H. Raymond Lankford, Jr.      56    Senior Vice President, Alternative Markets Operations
Ira S. Lederman               45    Senior Vice President, Assistant General Counsel and Assistant Secretary
James G. Shiel                39    Senior Vice President - Investments
Edward A. Thomas              50    Senior Vice President, Specialty Operations
Donald J. Veldkamp            60    Senior Vice President, Technology and Distribution Systems
Paul J. Hancock               37    Vice President - Actuary
Edward F. Linekin             35    Vice President - Investments
Clement P. Patafio            34    Vice President - Corporate Controller
Scott A. Siegel               40    Vice President - Taxes
George G. Daly                58    Director
Robert B. Hodes               73    Director
Henry Kaufman                 71    Director
Richard G. Merrill            68    Director
Jack H. Nusbaum               58    Director
Mark L. Shapiro               54    Director
Martin Stone                  70    Director

         As permitted by Delaware law, the Board of Directors of the Company is divided into three classes, the classes being divided as equally as possible and each class having a term of three years. Directors generally serve until their respective successors are elected at the annual meeting of stockholders which ends their term. None of the Company's Directors has any family relationship with any other Director or executive officer. Each year the term of office of one class expires. In May 1998, the term of a class consisting of three Directors expired. Henry Kaufman, Martin Stone and John D. Vollaro were elected as Directors to hold office for a term of three years until the Annual Meeting of Stockholders in 2001 and until their successors are duly elected and qualify. George G. Daly was elected as Director to hold office for a term of two years until the Annual Meeting of Stockholders in 2000 and until his successor is duly elected and qualifies.

         William R. Berkley has been Chairman of the Board and Chief Executive Officer of the Company since its formation in 1967. He also served as President at various times from 1967 to 1995. He also serves as Chairman of the Board or Director of a number of public and private companies. These include The Greenwich Bank & Trust Company, a newly formed Connecticut chartered commercial bank; Westport National Bank, a newly formed federally chartered commercial bank; Pioneer Companies, Inc., a chemical manufacturing and marketing company; Strategic Distribution, Inc., an industrial products distribution and services company; and Interlaken Capital, Inc., a private investment firm with interests in various businesses. His current term as a Director expires in 2000.

         John D. Vollaro has been President and Chief Operating Officer of the Company since January 1996 and Director since September 1995. He was Chief Executive Officer of Signet Star Holdings, Inc., a subsidiary of the Company (formerly a joint venture between the

Company and General Re Corporation), from July 1993 to December 1995. He served as Executive Vice President of the Company from 1991 until 1993, as Chief Financial Officer and Treasurer of the Company from 1983 through 1993 and as Senior Vice President, Chief Financial Officer and Treasurer of the Company from 1983 to 1991. Mr. Vollaro's current term as a Director expires in 2001.

         Robert P. Cole has been Senior Vice President since January 1998. Prior thereto, he was Vice President since October 1996. Before joining the Company, Mr. Cole was, since 1992, a senior Officer of Christania General Insurance Corp. of N.Y., which was purchased by Folksamerica Reinsurance Company in 1996, and prior to that was associated with reinsurers for twenty years.

         Anthony J. Del Tufo has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since September 1993. Before joining the Company, Mr. Del Tufo was a partner with KPMG LLP from 1975 to 1993.

         Cornelius T. Finnegan, III was named Senior Vice President - General Counsel and Secretary on February 1, 1999. Before joining the Company, Mr. Finnegan was a partner at the New York law firm of Willkie Farr & Gallagher for more than the last five years.

         E. LeRoy Heer has been Senior Vice President - Chief Corporate Actuary since January 1991. Prior thereto, he had been Vice President - Corporate Actuary since May 1978.

         H. Raymond Lankford, Jr. has been Senior Vice President - Alternative Markets Operations since May 1996. Prior thereto, he was President of All American Agency Facilities, Inc., a subsidiary of the Company, from October 1991, having joined All American in 1990. He has been in the insurance business in various capacities for more than 30 years.

         Ira S. Lederman has been Senior Vice President since January 1997. Additionally, he was named General Counsel of Berkley International in January 1998. He is also Assistant General Counsel, a position he has held since July 1989, and Assistant Secretary since May 1986. Previously, he was Vice President from May 1986 until January 1997. Prior thereto, he was Insurance Counsel of the Company since May 1986 and Associate Counsel from April 1983.

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

         Donald J. Veldkamp was named Senior Vice President, Technology and Distribution Systems in January 1998. He most recently served as Chairman of Union Insurance Company, a subsidiary of the Company, since July 1997. Prior to that, he was President of Union Insurance Company from May 1990 to July 1997 and President of Tri-State Insurance Company of Minnesota, also a subsidiary of the Company, from February 1980 to May 1990.

         Paul J. Hancock was elected Vice President - Actuary in May 1998. Previously, he was Assistant Vice President - Actuary since June 1997. Prior thereto, he was employed since July 1991 by Signet Star Reinsurance Company, a subsidiary of the Company, serving as Vice President and Corporate Actuarial Manager from August 1996 to June 1997 and Assistant Vice President from October 1995 to August 1996. Signet Star Reinsurance Company (formerly known as North Star Reinsurance Company) was purchased by the Company in July 1993.

         Edward F. Linekin was elected Vice President - Investments in May 1998. Mr. Linekin has been an employee of the Company since April 1995. He has been a Vice President of the Company's investment subsidiary, Berkley Dean & Company, Inc., since April 1995. Prior thereto, he was Assistant Portfolio Manager - Senior Investment Officer of Home Insurance Company from April 1993.

         Clement P. Patafio has been Vice President - Corporate Controller since January 1997. Prior thereto, he was Assistant Vice President - Corporate Controller since July 1994 and Assistant Controller since May 1993. Before joining the Company, Mr. Patafio was with KPMG LLP from 1986 to 1993.

         Scott A. Siegel has been Vice President - Taxes since January 1997. Prior thereto, he was Director of Taxes since September 1991. Before joining the Company, Mr. Siegel was with KPMG LLP from 1981 to 1991.

         George G. Daly has been a Director of the Company since 1998. Dr. Daly is Dean of Stern School of Business, and Dean Richard R. West Professor of Business, New York University for more than the past five years. In addition to his academic career, Dr. Daly served as Chief Economist at the U.S. Office of Energy Research and Development in 1974.

         Robert B. Hodes has been a Director of the Company since 1970. Mr. Hodes is Counsel to the New York law firm of Willkie Farr & Gallagher, where prior thereto he had been a partner for more than five years. He is also a director of Crystal Oil Company; Globalstar Telecommunications, Limited; K&F Industries Inc.; Loral Space & Communications Ltd.; Mueller Industries, Inc.; R.V.I. Guaranty, Ltd.; LCH Investments N.V.; Restructured Capital Holdings, Ltd.; and Space Systems/Loral, Inc. Mr. Hodes' current term as a Director expires in 2000.

         Henry Kaufman has been a Director of the Company since 1994. Dr. Kaufman is President of Henry Kaufman & Co., Inc., an investment, economic and financial consulting company since its establishment in 1988. Dr. Kaufman serves as Chairman of the Board of Overseers, Stern School of Business of New York University; Chairman of the Board of Trustees, Institute of International Education; Member of the Board of Directors, Federal Home Loan Mortgage Corporation; Member of the Board of Directors, Lehman Brothers Holdings Inc.; Member of the Board of Trustees, New York University; Member of the International Capital Markets Advisory Committee of the Federal Reserve Bank of New York; Member of the Board of Trustees, Whitney Museum of American Art; Member of the Advisory Committee to the Investment Committee, International Monetary Fund Staff Retirement Plan; and Member of the Board of Governors, Tel-Aviv University. Dr. Kaufman's current term as a Director expires in 2001.

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

         Mark L. Shapiro has been a Director of the Company since 1974. Since September 1998, Mr. Shaprio has been a private investor. From July 1997 through August 1998, Mr. Shapiro was a Senior Consultant to the Export-Import Bank of the United States. Previously, he was a Managing Director in the investment banking firm of Schroder & Co. Inc. for more than the past five years. Mr. Shapiro's current term as a Director expires in 1999.

         Martin Stone has been a Director of the Company since 1990. Mr. Stone is Chairman of Professional Sports, Inc. (the Tucson Sidewinders AAA baseball team) and Chairman of Adirondack Corporation, all for more than the past five years. Mr. Stone is also a director of Canyon Ranch, Inc. and a member of the Advisory Board of Yosemite National Park. Mr. Stone's current term as a Director expires in 2001.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security ownership of certain beneficial owners

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

         (b) Security ownership of management

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

         (c)  Changes in control

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Index to Financial Statements

         The Management's Discussion and Analysis and the Company's financial statements, together with the report thereon of KPMG LLP, appearing on pages 17 through 40 of the Company's 1998 Annual Report to Stockholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 1998 Annual Report to Shareholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 1998 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

         Index to Financial Statement Schedules                             Page

         Independent Auditors' Report on Schedules and Consent                36

         Schedule II - Condensed Financial Information of Registrant          37

         Schedule III - Supplementary Insurance Information                   41

         Schedule IV - Reinsurance                                            42

         Schedule VI - Supplementary Information concerning
                        Property & Casualty Insurance Operations              43


(b)      Reports on Form 8-K

                  During the quarter ended December 31, 1998, the registrant filed the following Reports on Form 8-K:

         1. Report dated October 23, 1998 with respect to a press release relating to earnings of the Company for the third quarter of 1998 (under Item 5 of Form 8-K).

         2. Report dated November 16, 1998 with respect to a press release relating to the Company's retention of Morgan Stanley & Company to explore strategic opportunities for the Company's group of regional insurance companies (under Item 5 of Form 8-K).

(c)      Exhibits

         The exhibits filed as part of this report are listed on pages 34 and 35 hereof.

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


March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                       Date
       ---------                           -----                       ----

/s/ William R. Berkley             Chairman of the Board and
    William R. Berkley             Chief Executive Officer        March 22, 1999
    Principal executive officer


/s/ John D. Vollaro                President, Chief Operating     March 22, 1999
    John D. Vollaro                Officer and Director


/s/ George G. Daly                 Director                       March 22, 1999
    George G. Daly

/s/ Robert B. Hodes                Director                       March 22, 1999
    Robert B. Hodes


/s/ Henry Kaufman                  Director                       March 22, 1999
    Henry Kaufman


/s/ Richard G. Merrill             Director                       March 22, 1999
    Richard G. Merrill


/s/ Jack H. Nusbaum                Director                       March 22, 1999
    Jack H. Nusbaum


/s/ Mark L. Shapiro                Director                       March 22, 1999
    Mark L. Shapiro


/s/ Martin Stone                   Director                       March 22, 1999
    Martin Stone


/s/ Anthony J. Del Tufo            Senior Vice President,         March 22, 1999
    Anthony J. Del Tufo            Chief Financial Officer and
    Principal financial officer    Treasurer


/s/ Clement P. Patafio             Vice President,                March 22, 1999
    Clement P. Patafio             Corporate Controller

ITEM 14. (c) EXHIBITS

Number

(2.1) Agreement and Plan of Merger between the Company, Berkley Newco Corp. and MECC, Inc. (incorporated by reference to Exhibit 2.1 of the Company's current Report on Form 8-K (File No. 0-7849) filed with the Commission September 28, 1995).

(2.2) Agreement and Plan of Restructuring, dated July 20, 1995, by and among the Company, Signet Star Holdings, Inc., Signet Star Reinsurance Company, Signet Reinsurance Company and General Re Corporation (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K (File No. 0-7849) filed with the Commission on September 28, 1995).

(3.1) Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 30, 1994).

(3.2) Amendment, dated May 12, 1998, to the Company's Restated Certificate of Incorporation, as amended (filed herewith).

(3.3) By-laws (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 22, 1993).

(4) The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section
         (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)   The Company's 1982 Stock Option Plan (incorporated by reference to
         Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 2-98396) filed with the Commission on June 14, 1985).

(10.2) First Amended and Restated W. R. Berkley Corporation 1992 Stock Option Plan (filed herewith).

(10.3) The Company's lease dated June 3, 1983 with the Ahneman, Devaul and Devaul Partnership, incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 2-98396) filed with the Commission on June 14, 1985.

(10.4) W.R. Berkley Corporation Deferred Compensation Plan for officers as amended January 1, 1991 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

(10.5) W. R. Berkley Corporation Deferred Compensation Plan for Directors as adopted March 7, 1996 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

(10.6) W. R. Berkley Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 27, 1998).

(10.7) W. R. Berkley Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 27, 1998).

(13) 1998 Annual Report to Stockholders of W.R. Berkley Corporation (only those portions of such Annual Report that are incorporated by reference in this Report on Form 10-K are deemed filed) (filed herewith).

(21) Following is a list of the Company's significant subsidiaries. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

                                                             Jurisdiction of    Percentage
                                                             Incorporation        owned
                                                             -------------        -----
All American Agency Facilities, Inc.                         Delaware              100%
Berkley Care Network, Inc.                                   North Carolina        100%
Berkley Regional Insurance Company:                          Missouri              100%
     Acadia Insurance Company:                               Maine                 100%
          Chesapeake Bay Property and Casualty
                  Insurance Company                          Maine                 100%
     Berkley Insurance Company of the Carolinas              North Carolina        100%
     Continental Western Insurance Company                   Iowa                  100%
     Firemen's Insurance Company of Washington, D.C.:        Maryland              100%
          FICO Insurance Company                             Maryland              100%
     Great River Insurance Company                           Mississippi           100%
     Tri-State Insurance Company of Minnesota:               Minnesota             100%
          American West Insurance Company                    North Dakota          100%
     Union Insurance Company                                 Nebraska              100%
     Union Standard Insurance Company                        Oklahoma              100%
Berkley International, LLC                                   New York               65%
Carolina Casualty Insurance Company                          Florida               100%
Clermont Specialty Managers, Ltd.                            New Jersey            100%
J/I Holding Corporation:                                     Delaware              100%
     Admiral Insurance Company:                              Delaware              100%
        Berkley Risk Services, LLC.                          Minnesota             100%
          Nautilus Insurance Company:                        Arizona               100%
                  Great Divide Insurance Company             North Dakota          100%
Key Risk Management Services, Inc.                           North Carolina        100%
Key Risk Insurance Company                                   North Carolina        100%
MECC, Inc.:                                                  Delaware              100%
     Midwest Employers Casualty Company:                     Ohio                  100%
        Preferred Employers Insurance Company                California            100%
Monitor Liability Managers, Inc.                             Delaware              100%
Monitor Surety Managers, Inc.                                Delaware              100%
Queen's Island Insurance Company, Ltd.                       Bermuda               100%
Rasmussen Agency, Inc.                                       New Jersey            100%
Signet Star Holdings, Inc.:                                  Delaware              100%
     Signet Star Reinsurance Company                         Delaware              100%
     Facultative ReSources, Inc.                             Connecticut           100%

(23)     See Independent Auditors' report on schedules and consent.

(27)     Financial Data Schedule.

              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT


Board of Directors and Stockholders
W. R. Berkley Corporation


The audit referred to in our report dated February 25, 1999 included the related financial statement schedules as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 included in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the Registration Statements (No. 33-30684), (No. 33-95552) and (No. 333-00459) on
Form S-3 and (No. 33-7488), (No. 33-88640), (No. 333-33935) and (No. 33-55726)
on Form S-8 of W. R. Berkley Corporation.

                                        KPMG LLP



New York, New York
March 22, 1999

                                                                     Schedule II

                            W. R. Berkley Corporation
                  Condensed Financial Information of Registrant
                         Balance Sheets (Parent Company)
                             (Amounts in thousands)


                                                                        December 31,
                                                                   1998             1997
                                                                -----------     -----------
Assets

Cash (including invested cash)                                  $   137,422     $    18,018
Fixed maturity securities:
  Held to maturity, at cost
   (fair value $5,563 and $5,600)                                     5,563           5,600
  Available for sale at fair value (cost $898 and $116,622)             894         116,839
Equity securities, at fair value:
  Available for sale (cost $698 and $698)                               755             690
  Trading account (cost $698 and $619)                                  698             619
Investments in subsidiaries                                       1,353,201       1,389,085
Due from subsidiaries (principally deferred income taxes)            54,753          64,641
Current Federal income taxes receivable                              11,620           6,783
Real estate, furniture & equipment at cost, less accumulated
  depreciation                                                       19,514          20,673
Other assets                                                          5,571           4,147
                                                                -----------     -----------
                                                                $ 1,589,991     $ 1,627,095
                                                                ===========     ===========

Liabilities, Debt and Stockholders' Equity

Liabilities:
  Due to subsidiaries (principally deferred income taxes)       $    77,951     $    58,830
  Short-term debt                                                    55,500              --
  Deferred Federal income taxes                                       7,198          32,887
  Other liabilities                                                  29,421          25,520
                                                                -----------     -----------
                                                                    170,070         117,237
                                                                -----------     -----------

Long-term debt                                                      350,651         354,622
Subsidiary trust junior subordinated debt                           207,988         207,944
Stockholders' equity:
  Preferred stock                                                        65              65
  Common stock                                                        7,281           7,281
  Additional paid-in capital                                        429,612         428,760
  Retained earnings (including accumulated
    Undistributed net income of
    Subsidiaries of $517,649 and $510,814
    in 1998 and 1997, respectively)                                 601,908         569,160
Accumulated other comprehensive income                               54,672          58,206
  Treasury stock, at cost                                          (232,256)       (116,180)
                                                                -----------     -----------
                                                                    861,282         947,292
                                                                -----------     -----------
                                                                $ 1,589,991     $ 1,627,095
                                                                ===========     ===========

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statements of Operations (Parent Company)
                             (Amounts in thousands)


                                                  Years ended December 31,
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
Management fees and investment income
  from affiliates, including dividends of
  $65,836, $33,911, and $60,264 for 1998,
  1997 and 1996, respectively                $ 72,812     $ 40,058     $ 72,377
Realized investment gains (losses)                 --        2,739          486
Other income                                   10,506       10,972        4,058
                                             --------     --------     --------
Total revenues                                 83,318       53,769       76,921

Expenses, other than interest expense         (22,201)     (23,801)     (16,121)
Interest expense                              (47,571)     (47,645)     (30,014)
                                             --------     --------     --------

Income (loss) before Federal
  income taxes                                 13,546      (17,677)      30,786
                                             --------     --------     --------


Federal income taxes:
  Federal income taxes provided by
    Subsidiaries on a separate return
    Basis                                      44,370       54,884       41,002

  Federal income tax provision on a
    Consolidated return basis                  (5,115)     (30,849)     (25,102)
                                             --------     --------     --------

Net benefit                                    39,255       24,035       15,900
                                             --------     --------     --------

Income before undistributed equity
  in net income of subsidiaries                52,801        6,358       46,686


Equity in undistributed net income
   of subsidiaries                              6,835       93,210       43,577
                                             --------     --------     --------

Income before preferred dividends              59,636       99,568       90,263
Preferred dividends                            (8,424)      (8,349)     (13,909)
                                             --------     --------     --------

Net income before extraordinary loss           51,212       91,219       76,354
Extraordinary loss                             (5,017)          --           --
                                             --------     --------     --------

Net income attributable to
  common stockholders                        $ 46,195     $ 91,219     $ 76,354
                                             ========     ========     ========

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statement of Cash Flows (Parent Company)
                             (Amounts in thousands)

                                                            Years ended December 31,
                                                      -------------------------------------
                                                        1998          1997          1996
                                                      ---------     ---------     ---------
Cash flows from operating activities:
  Net income before preferred dividends and
    extraordinary items                               $  59,636     $  99,568     $  90,263
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Equity in undistributed net
      income of subsidiaries                             (6,835)      (93,210)      (43,577)
    Tax payments received from subsidiaries              63,199        45,999        35,613
    Federal income taxes provided by subsidiaries
         on a separate return basis                     (44,370)      (54,884)      (40,848)
    Change in Federal income taxes                      (29,342)       (1,409)        4,840
    Realized investment losses                               --        (2,739)         (486)
    Other, net                                           (1,790)        4,114         6,050
                                                      ---------     ---------     ---------
         Net cash provided by operating activities
       before trading account sales (purchases)          40,498        (2,561)       51,855
  Trading account sales (purchases), net                    (79)       32,712         1,722
                                                      ---------     ---------     ---------
         Net cash provided by
           operating activities                          40,419        30,151        53,577
                                                      ---------     ---------     ---------

Cash flow used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale          3,167        19,954        13,121
    Equity securities                                        --         1,432           786
  Proceeds from maturities and prepayments of
    fixed maturity securities                           112,643            --            --
  Cost of purchases, excluding trading account:
    Fixed maturity securities                                --        (9,305)     (130,003)
    Equity securities                                        --        (2,098)           --
  Cost of companies acquired                                 --        (7,238)      (15,955)
  Investments in and advances to
     subsidiaries, net                                   (5,775)      (14,986)      (38,936)
    Net additions to real estate, furniture &
      equipment                                             201           444       (21,270)
  Other, net                                                 --         5,539            --
                                                      ---------     ---------     ---------
         Net cash used in investing activities          110,236        (6,258)     (192,257)
                                                      ---------     ---------     ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                 --            --            --
  Net proceeds from issuance of long-term debt           39,882            --        98,850
  Net proceeds from issuance of short-term debt          55,500            --            --
  Net proceeds from issuance of a subsidiary
    trust junior subordinated debt                           --            --       207,900
  Purchase of treasury shares                           (59,240)           --       (24,152)
  Cash dividends to common stockholders                 (13,518)      (11,695)      (10,143)
  Cash dividends to preferred shareholders               (7,356)       (8,717)      (12,824)
  Purchase of Preferred Stock                                --       (41,523)      (77,572)
  Retirement of long-term debt                          (49,104)           --            --
  Other, net                                              2,585           755         1,257
                                                      ---------     ---------     ---------
Net cash provided by financing activities               (31,251)      (61,180)      183,316
                                                      ---------     ---------     ---------
Net increase in cash and invested cash                  119,404       (37,287)       44,636
Cash and invested cash at beginning of year              18,018        55,305        10,669
                                                      ---------     ---------     ---------
Cash and invested cash at end of year                 $ 137,422     $  18,018     $  55,305
                                                      =========     =========     =========

See note to condensed financial statements

                            W. R. Berkley Corporation

            Condensed Financial Information of Registrant, Continued

                        December 31, 1998, 1997 and 1996

             Note to Condensed Financial Statements (Parent Company)


         The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 1997 and 1996 financial statements as originally reported to conform them to the presentation of the 1998 financial statements.

         The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, Federal income taxes payable by (or refundable to) subsidiary companies on a separate-return basis are paid to (or refunded by) W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

         Included in invested cash is $114,520,667 placed in a trust which will be used to service the remaining outstanding shares of the Series A Preferred Stock. The Company redeemed the Series A Preferred Stock on January 25, 1999.

                                                                    Schedule III

                   W. R. Berkley Corporation and Subsidiaries
                       Supplementary Insurance Information
                        December 31, 1998, 1997 and 1996
                             (Amounts in thousands)

                                                 Reserve for
                              Deferred policy    losses and                                            Net            Loss and
                               acquisition          loss           Unearned         Premiums        investment          Loss
                                   cost           expenses         premiums          earned           income          expenses
                                ----------       ----------       ----------       ----------       ----------       ----------
December 31, 1998
Regional                        $   83,613       $  495,164       $  337,414       $  622,280       $   53,942       $  476,920
Reinsurance                         29,906          435,920          102,566          246,277           47,643          183,020
Specialty                           37,148          745,790          167,648          235,055           59,345          145,624
Alternative markets                  7,531          399,560           37,061          101,755           34,667           65,634
International                       10,696           50,132           20,172           73,032            5,469           43,564
Corporate and adjustments               --               --               --               --            1,354               --
                                ----------       ----------       ----------       ----------       ----------       ----------
Total                           $  168,894       $2,126,566       $  664,861       $1,278,399       $  202,420       $  914,762
                                ==========       ==========       ==========       ==========       ==========       ==========

December 31, 1997
Regional                        $   79,726       $  396,648       $  315,978       $  575,911       $   51,920       $  385,285
Reinsurance                         22,620          389,285           77,159          195,825           45,520          135,530
Specialty                           29,949          751,068          147,443          213,794           60,162          134,313
Alternative markets                  7,618          344,302           31,018           86,229           34,390           55,386
International                        5,824           28,385           17,786           39,988            3,623           23,910
Corporate and adjustments               --               --               --               --            3,973               --
                                ----------       ----------       ----------       ----------       ----------       ----------
Total                           $  145,737       $1,909,688       $  589,384       $1,111,747       $  199,588       $  734,424
                                ==========       ==========       ==========       ==========       ==========       ==========

December 31, 1996
Regional                        $   66,755       $  365,981       $  274,559       $  482,419       $   43,125       $  324,425
Reinsurance                         16,947          366,947           65,388          206,297           37,542          151,254
Specialty                           27,436          731,468          140,206          187,795           50,130          130,134
Alternative markets                  5,695          302,877           25,808           79,717           29,122           50,916
International                        2,324           15,430            8,252           24,993            1,426           12,431
Corporate and adjustments               --               --               --               --            3,145               --
                                ----------       ----------       ----------       ----------       ----------       ----------
Total                           $  119,157       $1,782,703       $  514,213       $  981,221       $  164,490       $  669,160
                                ==========       ==========       ==========       ==========       ==========       ==========

                                 Amortization of
                                 deferred policy  Other operating
                                   acquisition        cost and      Net premiums
                                      Costs           expenses        written
                                   ----------       ----------       ----------
December 31, 1998
Regional                           $  196,391       $   33,732       $  641,316
Reinsurance                            62,855           15,084          269,634
Specialty                              75,968            4,474          254,003
Alternative markets                    30,903           72,897          106,195
International                          28,495           15,244           75,106
Corporate and adjustments                  --           20,112               --
                                   ----------       ----------       ----------
Total                              $  394,612       $  161,543       $1,346,254
                                   ==========       ==========       ==========

December 31, 1997
Regional                           $  168,474       $   33,759       $  618,768
Reinsurance                            58,200            3,836          206,652
Specialty                              73,056            8,865          219,272
Alternative markets                    26,002           69,044           90,870
International                          12,139           12,874           42,079
Corporate and adjustments                  --           21,527               --
                                   ----------       ----------       ----------
Total                              $  337,871       $  149,905       $1,177,641
                                   ==========       ==========       ==========

December 31, 1996
Regional                           $  140,505       $   29,380       $  517,515
Reinsurance                            52,925            4,529          218,200
Specialty                              52,679           12,205          214,738
Alternative markets                    25,679           67,604           76,876
International                          11,854            3,433           25,182
Corporate and adjustments                  --            8,201               --
                                   ----------       ----------       ----------
Total                              $  283,642       $  125,352       $1,052,511
                                   ==========       ==========       ==========

                                                                     Schedule IV


                   W. R. Berkley Corporation and Subsidiaries
                                   Reinsurance
                  Years ended December 31, 1998, 1997 and 1996
                             (Amounts in thousands)

                                                                 Assumed                     Percentage
                                                   Ceded          from                        of amount
                                    Direct        to other        other           Net        assumed to
                                    amount        companies     companies        amount          net
                                  ----------     ----------     ----------     ----------    ----------
Premiums written:
Year ended December 31, 1998:
    Regional insurance            $  744,560     $  108,741     $    5,497     $  641,316            .9%
    Reinsurance                        1,240         27,544        295,938        269,634         109.8%
    Specialty insurance              364,564        120,111          9,550        254,003           3.8%
    Alternative Markets               62,942         15,078         58,331        106,195          54.9%
    International                     95,870         20,764             --         75,106            --
                                  ----------     ----------     ----------     ----------
     Total                        $1,269,176     $  292,238     $  369,316     $1,346,254          27.4%
                                  ==========     ==========     ==========     ==========

Year ended December 31, 1997:
    Regional insurance            $  691,431     $   82,598     $    9,935     $  618,768           1.6%
    Reinsurance                           --         17,059        223,711        206,652         108.3%
    Specialty insurance              329,266        118,868          8,874        219,272           4.0%
    Alternative Markets               56,759          7,384         41,495         90,870          45.7%
    International                     56,924         14,845             --         42,079            --
                                  ----------     ----------     ----------     ----------
     Total                        $1,134,380     $  240,754     $  284,015     $1,177,641          24.1%
                                  ==========     ==========     ==========     ==========

Year ended December 31, 1996:
    Regional insurance            $  587,565     $   74,296     $    4,246     $  517,515           0.8%
    Reinsurance                           --         10,708        228,908        218,200         104.9%
    Specialty insurance              318,977        115,571         11,332        214,738           5.3%
    Alternative Markets               59,297          5,353         22,932         76,876          29.8%
    International                     29,263          4,081             --         25,182            --
                                  ----------     ----------     ----------     ----------
Total                             $  995,102     $  210,009     $  267,418     $1,052,511          25.4%
                                  ==========     ==========     ==========     ==========

                                                                     Schedule VI


                   W. R. Berkley Corporation and Subsidiaries
   Supplementary Information Concerning Property-Casualty Insurance Operations
                        December 31, 1998, 1997 and 1996
                             (Amounts in thousands)


                                             1998             1997             1996
                                          -----------      -----------      -----------
Deferred policy acquisition costs         $   168,894      $   145,737      $   119,157
Reserves for losses and loss expenses       2,126,566        1,909,688        1,782,703
Unearned premium                              664,861          589,384          514,213
Premiums earned                             1,278,399        1,111,747          981,221
Net investment income                         202,420          199,588          164,490
Losses and loss expenses incurred:
  Current Year                                948,580          747,977          675,674
  Prior Years                                 (42,929)         (21,313)         (15,219)
Amortization of discount                        9,111            7,760            8,705
Amortization of deferred policy
  Acquisition costs                           394,612          337,871          283,642
Paid losses and loss expenses                 760,615          639,519          545,288
Net premiums written                        1,346,254        1,177,641        1,052,511

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INDUSTRY OVERVIEW
--------------------------------------------------------------------------------
The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is directly related to available capacity, i.e., the level of policyholders' surplus employed in the industry and the willingness of insurance management to risk that capital. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact policy rates. These factors can have a significant impact on the ultimate adequacy of premium rates because a property casualty insurance policy is priced before its costs are known, as premiums usually are determined long before claims are reported. Over the past several years a significant increase in capacity has produced a trend of increasing price competition. This trend of increasing competition has intensified in 1998.

OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------
Net income attributable to common stockholders ("Net Income") for 1998 declined to $46 million, or $1.59 per share diluted, from $91 million, or $3.02 diluted in 1997. The decline in earnings was due primarily to a deterioration in underwriting results, attributable to an increase in weather-related losses and the effects of competition on rate adequacy. The 1998 results include after-tax realized investment gains of $17 million, or $.57 diluted, compared with $9 million, or $.28 diluted, for 1997.

Net premiums written in 1998 rose 14% to $1,346 million from $1,178 million written during 1997 due to growth recorded by all segments of the company. Net premiums written by the regional operations grew by 4% to $641 million from $619 million written in 1997. The growth was generated by the issuance of additional policies. Net premiums written by the reinsurance segment increased by 30% to $270 million from $207 million in 1997. This increase was substantially due to an increase in prorata treaty business. Net premiums written by the specialty operations grew by 16% to $254 million from $219 million in 1997, due to increases in all sectors of this business. This growth was due to an increase in units insured. Net premiums written by the alternative markets operations grew by 16% to $106 million from $91 million in 1997 due to the commencement of operations of Key Risk Insurance Company (which underwrote business previously managed on behalf of a self-insurance association). This increase more than offset a decline in premiums written by Midwest Employers Casualty Company. Net premiums written by the international operations grew by 79% to $75 million from $42 million. This increase was due to 1997 acquisitions in Argentina and the start-up of a life insurance and endowment insurance company in the Philippines.

Pre-tax net investment income increased to $202 million from $200 million earned in 1997. This growth was due to an increase in investable assets produced by cash flow from operations, which was partially offset by the effects of the repurchase of Common Stock, and a decrease in pre-tax investment yield. The decline in pre-tax investment yield was due to an increase in the percentage of the portfolio invested in municipal bonds and lower yields earned on the trading portfolio, (see "Liquidity and Capital Resources").

Management fees and commissions consist primarily of fees earned by the alternative markets segment. Management fees and commissions remained at $71 million as intense competition inhibited growth.

Realized investment gains increased to $25 million from $13 million in 1997. Realized gains on fixed income securities resulted primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria for such securities. The majority of the 1998 realized gains resulted from the sale of fixed maturity securities while the majority of 1997 realized gains resulted from the sale of equity securities.

The combined ratio represents a measure of underwriting profitability, generally excluding investment income. A number in excess of 100 generally indicates an underwriting loss; a number below 100 generally indicates an underwriting gain. The consolidated combined ratio (on a statutory basis) of the Company's insurance operations increased to 106.6% in 1998 from 101.2% in 1997 mainly due to an increase in the consolidated loss ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 71.2% from 66.4% due to a number of factors. weather-related losses for 1998 were $58.8 million compared with $32.8 million in 1997, which accounted for an increase of 1.6% of the loss ratio. The regional operations were adversely impacted by a rise in the frequency and severity of commercial property and liability claims, especially in the fourth quarter. The increase in severity resulted in an accrual for additional ceded premiums due under certain sliding scale reinsurance treaties. These factors were somewhat offset by favorable loss development on business written in prior years.

Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations, as well as the Company's corporate and investment expenses, increased by 14% to $556 million from $488 million in 1997. The increase in other operating costs is primarily due to the substantial premium growth discussed above, which in turn results in an increase in underwriting expenses. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 34.9% for the 1998 period from 34.4% for the comparable 1997 period. This increase resulted primarily from the cost of expansion incurred by several regional companies and higher growth rate in international operations, which operate at a higher expense ratio than domestic operations.

The Federal income tax provision resulted in an effective tax rate of 9% in 1998 (24% in 1997). The tax rate is lower than the statutory tax rate of 35% because a substantial portion of investment income is tax-exempt. The decrease in the effective tax rate in 1998 is due primarily to an increase in the percentage of pre-tax income that is tax-exempt.

OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------
Net income attributable to common stockholders ("Net Income") for 1997 was $91 million, or $3.02 per share diluted, compared with 1996 earnings of $76 million, or $2.53 diluted. The 1997 results include after-tax realized investment gains of $9 million, or $.28 diluted, compared with $5 million, or $.16 diluted, for 1996.

Net premiums written in 1997 rose 12% to $1,178 million from $1,053 million written during 1996 due to growth recorded by the regional, specialty, alternative markets, and international operations. Net premiums written by the regional operations grew by 20% to $619 million from $518 million written in 1996. The majority of this increase was due to operating units which were started during the past several years. Net premiums written by the reinsurance segment decreased by 5% to $207 million from $218 million in 1996. This decrease was substantially due to a decrease in treaty business which more than offset premiums generated by the Latin American and Caribbean division that commenced operations in February 1996. Net premiums written by the specialty operations grew by 2% to $220 million from $215 million in 1996. This increase was due to an increase in premiums written by the excess and surplus operations, which more than offset a decline in premiums written by the transportation unit. Net premiums written by the alternative markets operations grew by 18% to $91 million from $77 million in 1996. This increase was due primarily to increased market penetration by Signet Star's alternative markets division. Net premiums written by the international operations grew by 67% to $42 million from $25 million. This increase was due to the July 1996 start-up of a workers' compensation company in Argentina.

Pre-tax net investment income increased to $200 million from $164 million earned in 1996. This increase was partially due to an increase in average investable assets produced by the issuance of $210 million of capital trust securities issued in December 1996. Excluding the effects of the issuance of these securities, pre-tax net investment income was $193 million, an increase of $29 million over the comparable 1996 amount. This growth was mainly due to an increase in investable assets produced by cash flow from operations. In addition, an increase in investment income earned in the Company's trading activities contributed to the growth in investment income, (see "Liquidity and Capital Resources").

Management fees and commissions consist primarily of fees earned by the alternative markets segment. Management fees and commissions increased 3% to $71 million from $69 million in 1996. The increase in management fees and commissions is due primarily to a 1997 acquisition, as intense competition in the workers' compensation market continued to inhibit growth.

Realized investment gains increased to $13 million from $7 million in 1996. Realized gains on fixed income securities resulted primarily from the Company's strategy of maintaining an appropriate balance between the dura-tion of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria for such securities. The majority of the 1997 and 1996 realized gains resulted from the sale of equity securities.

The consolidated combined ratio (on a statutory basis) of the Company's insurance operations decreased to 101.2% in 1997 from 102.2% in 1996 due to an improvement in the consolidated loss ratio which was partially offset by an increase in the consolidated expense ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 66.4% from 68.7%. This improvement was primarily due to a decrease in weather related losses incurred by the regional operations and better than expected experience on business written in prior years recorded by the specialty operations.

Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations, as well as the Company's corporate and investment expenses, increased by 19% to $488 million from $409 million in 1996. The increase in other operating costs is primarily due to the substantial premium growth discussed above, which in turn results in an increase in underwriting expenses. The consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 34.4% for the 1997 period from 33.1% for the comparable 1996 period. This increase resulted primarily from higher commission expenses incurred to generate premium growth.

The increase in interest expense is due to the issuance in December 1996 of $210 million Company-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures, (see "Liquidity and Capital Resources").

The Federal income tax provision resulted in an effective tax rate of 24% in 1997 (22% in 1996). The tax rate is lower than the statutory tax rate of 35% because a substantial portion of investment income is tax-exempt. The increase in the effective rate in 1997 is due primarily to the increase in realized gains on investments which are taxed at the full corporate rate.

Preferred dividends decreased as a result of the 1997 repurchase of 276,855 shares of the Series A Preferred Stock, (see "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
GENERAL The Company's subsidiaries are highly liquid, receiving substantial cash from premiums, investment income, management fees and proceeds from sales and maturities of portfolio investments. The principal outflows of cash are payments of claims, taxes, interest and operating expenses. The net cash provided from operating activities (before trading account transactions) was $224 million in 1998, $229 million in 1997 and $244 million in 1996. The 1998 cash flow was impacted favorably by the assumption of a portfolio of loss reserves for which the Company received proceeds of approximately $60 million.

As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. The Company is obligated to service its debt, pay consolidated Federal income taxes and pay its expenses. The Company also provides capital to its subsidiaries as required. Tax payments and management fees from the insurance subsidiaries are made under agreements which generally are subject to approval by state insurance departments. Maximum amounts of dividends that can be taken without regulatory approval are prescribed by statute, (see Note 17 of "Notes to Consolidated Financial Statements").

FINANCING ACTIVITY On January 19, 1996, the Company issued $100 million of 6.25% ten-year notes which are not redeemable until maturity and utilized a portion of the proceeds to retire $28.4 million of Signet Star's bank debt. In addition, a portion of the proceeds was used to retire $28 million of Series B Preferred Stock.

On December 19, 1996, the Company issued $210 million of Company-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely 8.197% junior subordinated debentures of the Company due December 15, 2045 ("Capital Trust Securities") and utilized $38.4 million of the proceeds to retire the remaining outstanding shares of the Series B Preferred Stock. In addition, during December 1996 and January 1997, the Company utilized $39.2 million of the proceeds to retire 252,273 shares of the Series A Preferred Stock and placed $115.8 million in a trust to service the remaining outstanding Series A Preferred Stock. In the second and third quarters of 1997, 93,775 shares of the Series A Preferred Stock were purchased by subsidiaries of the Company. The Company utilized the balance of the proceeds in the trust to redeem the remaining Series A Preferred Stock on January 25, 1999.

In February 1998, the Company repurchased $16.3 million face value of its 9.875% and 8.7% senior notes and debentures for $19.7 million and issued $20.2 of short-term debt to finance these purchases. In April 1998, the Company repurchased an additional $18.4 million of its 9.875% and 8.7% senior debentures for $22.1 million. In April 1998, the Company issued $40 million face value of its 6.375% medium-term notes due April 15, 2005. A portion of the proceeds from the issuance of the medium-term notes was used to repay the short-term debt issued in connection with the repurchased debentures and to retire $10 million face value of its 8.95% senior notes, which matured on May 20, 1998. In addition, in December 1998, one of the Company's subsidiaries issued an $8 million five-year note.

During 1996, the Company purchased 862,500 shares of Common Stock for approximately $24.2 million. During 1998, the Company purchased 3,172,222 shares of common stock for approximately $117.9 million, leaving a balance of 2,000,000 shares as of December 31, 1998, available for repurchase under its current authorization.

As of December 31, 1998, the Company had $55.5 million of outstanding short-term debt under its unsecured line-of-credit . As of December 31, 1998, the Company had an additional $19.5 million of short-term debt available under its line-of-credit.

The Company has on file two "shelf" registration statements with the Securities and Exchange Commission with a combined remaining balance of $150 million in additional equity and/or debt securities. The securities may be offered from time to time as determined by funding requirements and market conditions.

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

The investment portfolio, valued on a cost basis, grew in 1998 by $138 million to approximately $3,197 million primarily due to the combined effects of net cash flow from operations and the financing activities discussed above.

The Company's investments are currently comprised of fixed income securities and trading securities. At December 31, 1998, the portfolio mix of the fixed income was as follows: tax-exempt securities were 42% (38% in 1997); U.S. Government securities and cash equivalents were 23% (24% in 1997); mortgage-backed securities remained at 18%; corporate fixed maturity securities were 15% (17% in 1997); and the balance of 2% (3% in 1997) was invested in other fixed income securities.

The Company had net trading account assets (trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account securities sold but not yet purchased) of $320.7 million as of December 31, 1998, as compared to $256.3 million as of December 31, 1997. The net trading account represented approximately 10% and 8% of the Company's net invested assets as of December 31, 1998 and 1997, respectively.

MARKET RISK The Company's market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company's investment portfolio as a result of fluctuations in prices, interest rates and currency exchange rates. As discussed above, the Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

The Company's investments are categorized as either non-trading securities or trading securities. The principal market risk for the Company's non-trading securities is interest rate risk. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The following table outlines the groups of non-trading fixed maturity securities, and the components of the interest rate risk:

                                               Market    Effective    Fair Value
Group                                          Yield      Duration      (000's)
--------------------------------------------------------------------------------
U. S. Government securities                     4.95        5.55         303,388
--------------------------------------------------------------------------------
State and municipal                             4.48        6.42       1,237,067
--------------------------------------------------------------------------------
Corporate                                       6.56        5.64         434,300
--------------------------------------------------------------------------------
Mortgage-backed securities                      6.74        6.62         515,333
--------------------------------------------------------------------------------
  Total                                         5.36        6.22       2,490,088
--------------------------------------------------------------------------------

As a general rule, a porfolio's duration measures the expected change in porfolio value due to a change in interest rates. The porfolio's duration is further modified to accurately reflect a porfolio's expected price movement as interest rates change. Based upon a pricing model, the Company determines the estimated change in fair value of the non-trading securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasury securities static. The fair value at specified levels at December 31, 1998 is as follows:

                                              Estimated Fair         Estimated
                                            Value of Financial       Change in
                                               Instruments           Fair Value
Change in interest rates                         $(000's)             $(000's)
--------------------------------------------------------------------------------
300 basis point rise                            $2,059,015           $ (431,073)
--------------------------------------------------------------------------------
200 basis point rise                             2,192,513             (297,575)
--------------------------------------------------------------------------------
100 basis point rise                             2,338,061             (152,027)
--------------------------------------------------------------------------------
Base scenario                                    2,490,088                   --
--------------------------------------------------------------------------------
100 basis point decline                          2,651,272              161,184
--------------------------------------------------------------------------------
200 basis point decline                          2,831,218              341,130
--------------------------------------------------------------------------------
300 basis point decline                          3,033,714              543,626
--------------------------------------------------------------------------------

The estimated changes in fair value, based upon the above table, would be offset by the Company's liabilities if they were discounted and marked to market. The Company does, however, discount its excess workers' compensation (EWC) reserves and if interest rates were to rise 300 basis points, the reserves would be decreased by $6 million, while a 300 basis point decline, would cause an increase in EWC reserves of $10 million. These fluctuations would partially offset the change in the investment portfolio.

The Company's trading securities are used for merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies, which are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general stock market conditions. Potential changes in market conditions are also mitigated by the implementation of hedging strategies, including short sales. Additionally, the merger arbitrage positions are generally hedged against market declines by purchasing put options, selling call options or entering into swap contracts. Based upon these characteristics, the Company's trading securities are primarily exposed to the completion of announced deals, which are subject to regulatory as well as political and other risks.

The Company also has net assets held by its foreign subsidiaries that are subject to foreign currency risk. As of December 31, 1998, the Company had $19.7 million (net of minority interest) invested in subsidiaries in Argentina, as well as $5.6 million (net of minority interest) invested in subsidiaries in the Philippines. As of December 31, 1998, approximately 70% and 60% of the invested assets in Argentina and the Philippines were denominated in US Dollars, respectively. The effect of foreign subsidiaries maintaining US Dollar denominated assets is a hedge against fluctuations in foreign currency.

Argentina has established a currency board exchange rate mechanism that creates a dollar for dollar relationship between the US Dollar and the Argentine Peso. Because of this dollar for dollar relationship, devaluation risk is viewed to be low. In addition, the investments in Argentina are hedged, in that the assets and liabilities are matched for both duration and denomination, based on the currencies of their contracts.

The Company's investment in the Philippines is affected by fluctuations in the exchange rate between the US Dollar and the Philippine Peso. For every one percent change in the exchange rate, the Company's unrealized foreign currency gain/(loss) would change approximately $56,000, net of minority interest.

FEDERAL INCOME TAXES The Company files a consolidated Federal income tax return. At December 31, 1998, the Company had a deferred tax liability of $74 million, which primarily relates to unrealized investment gains and intangible assets, and a deferred tax asset of $67 million, which primarily relates to the discounting of loss reserves for Federal income tax purposes.

The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

REINSURANCE
--------------------------------------------------------------------------------
The Company follows the customary industry practice of reinsuring a portion of its exposures, paying to reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with substantial, financially sound carriers.

REGIONAL OPERATIONS In 1998, all regional subsidiaries generally retained $300,000 on individual property casualty risks. Acadia Insurance Company retained up to $1.5 million per bond for surety business. Other regional companies writing surety business retained up to $450,000 ($325,000 prior to October 1, 1997). The regional group also maintained catastrophe reinsurance protection for approximately 95% of weather-related losses above $6 million per occurrence up to a maximum of $34 million. In addition, certain of the regional operating units carried additional aggregate catastrophe protection of $13.5 million in excess of $4 million for storms exceeding $500,000; $5 million in excess of $6.5 million for storms exceeding $1.0 million; and $4.5 million in excess of $7 million for storms exceeding $1.5 million.

REINSURANCE OPERATIONS Signet Star's catastrophe retrocession program provides coverage for property losses in four layers as follows: (i) 100% of $7.5 million in excess of $6.0 million per occurrence; (ii) 95% of $6.5 million in excess of $13.5 million per occurrence; (iii) 95% of $10.0 million in excess of $20.0 million per occurrence; and (iv) 95% of $5.0 million in excess of $30 million and 100% of $15 million (for California only and only under certain conditions) and 100% of $15 million or $10 million (for Florida only and only under certain conditions). In 1998, Signet Star had a variable quota share program on its casualty facultative business with retentions varying from $425,000 up to $2.5 million depending on the certificate limit. Property facultative business is covered on a per risk basis for $700,000 in excess of $300,000 and 95% of $4 million in excess of $1 million. These coverages apply to Signet Star's individual certificate and master certificate business. During 1998, Signet Star had retrocession coverage for its fidelity and surety business for 100% of each loss up to $2.5 million in excess of $750,000 per occurrence and 100% of each loss up to $2.5 million in excess of $3.25 million per occurrence and 86.5% of each surety loss up to $13 million in excess of $5.75 million per occurrence. During 1998, the Latin American and Caribbean division retained $250,000 per risk for property, marine, energy and aviation business and $500,000 per risk for casualty.

SPECIALTY OPERATIONS Admiral's retention in 1998 was $183,750 per risk for most classes of business and varied between $2.0 million and $5.0 million based upon policy size, per insured, for business written by Monitor Liability Managers. In addition, in 1998, Admiral had additional protection on an aggregate basis for its directors and officers liability business. Nautilus generally retained $140,000 per risk in 1998 and Carolina maintained its retention at $300,000 on property liability exposures. In 1998, Carolina (on business underwritten by Monitor Surety Managers) retained up to $1.5 million on a per principal per bond basis. Great Divide retained $187,500 per risk in 1998. The specialty group (except Carolina) is also covered under the regional group's property catastrophe protection for 95% of $34 million in excess of $6 million. Preferred Employer's retention in 1998 was $300,000 per risk.

ALTERNATIVE MARKETS OPERATIONS Midwest's retention is generally $1 million per occurrence above the self-insured's underlying retention. Key Risk Insurance Company's retention in 1998 was $300,000 per risk. Signet Star's alternative market division maintains specific retrocessional coverage on certain treaties and is also covered under the reinsurance group's catastrophe retrocessional program.

INTERNATIONAL OPERATIONS The international operations generally retained between $50,000 and $250,000 per occurrence or individual risk.

YEAR 2000
--------------------------------------------------------------------------------
The Company continues to address system requirements with regard to Year 2000 compliance issues and believes that the majority of the systems have been tested and determined by the Company to be Year 2000 compliant. The project of Year 2000 readiness is broken down into the following phases: (1) inventorying Year 2000 items, (2) prioritizing the identified items, (3) evaluating Year 2000 compliance and alternative solutions for items determined to be material to the Company, (4) replacing or repairing material items that are determined not to be Year 2000 compliant and (5) testing and changing items which are material. The process, which began in 1996, is substantially complete, and it is expected that all critical primary systems will be tested and substantially functional by April 1999. This includes both operational and financial systems upon which the Company is dependent. As to embedded chips, the Company expects to be compliant by April 1999 with respect to those chips which are integral to its operating systems. Compliance with respect to the remainder of the Company's embedded chips is expected to be achieved by the third quarter of 1999. Additionally, the Company is communicating with third parties with which it has a material relation-ship, e.g. independent insurance agents, and financial institutions, to identify Year 2000 issues with respect to those third parties. Due to these communications, the Company has no reason to believe that those third parties will not be in general compliance with Year 2000 readiness; the Company is unable to determine whether all such third parties will achieve Year 2000 readiness in such manner as not to result in any material adverse effect on the company.

It is the Company's practice in the normal course of business to upgrade technology, including hardware and software, as appropriate. As a result of this practice, much of its Year 2000 readiness has been accomplished in the ordinary course. Through December 31, 1998, the Company has incurred approximately $6 million of costs which have been expensed as incurred, and estimates an additional $2 million to be incurred in 1999 to complete Year 2000 compliance. The total cost associated with Year 2000 compliance is not expected to be material to the Company's financial position.

Notwithstanding the above, a failure by the Company or a third party to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty of the Year 2000 readiness of third parties with whom the Company deals, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

The Company has not implemented a formal contingency plan with respect to Year 2000 compliance issues; however, the Company and its various operating units are considering the necessity for and feasibility of contingency alternatives.

The Year 2000 issue is also a concern from an underwriting standpoint to the extent of possible liability for coverage under general liability, property, directors and officers liability and other policies. Through December 31, 1998, no significant losses have arisen or come to light with respect to Year 2000 claims exposure for the Company's insurance and reinsurance subsidiaries. Additionally, certain of the Company's insurance subsidiaries may either include or exclude insurance coverage for Year 2000 exposures. However, due in part to the potential for judicial decisions which reformulate policies to expand their coverage for previously unforeseen theories of liability which may produce unanticipated claims, proposed legislative reform and because there is no prior history of such claims, the amount of any potential Year 2000 coverage liabilities is not determinable.

The discussion herein with regard to Year 2000 compliance contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These risks could include unforeseen technological or other issues associated with Year 2000 compliance efforts and the extent to which vendors, public utilities, insurance agents, financial institutions, governmental entities and other third parties that interface with the Company may fail to achieve Year 2000 compliance. The inclusion of such forward-looking statements herein shall not be considered a representation by the Company that the objectives or plans of the Company, or other matters addressed by the forward-looking statements, will be achieved.

CAPITALIZATION
--------------------------------------------------------------------------------
For the year ended December 31, 1998, stockholders' equity decreased by approximately $86 million. The decrease in stockholders' equity is attributable to the Company's repurchase of shares of its Common Stock, which was partially offset by an increase in retained earnings. Accordingly, the Company's total capitalization decreased to $1,464 million at December 31, 1998 and the percentage of the Company's capital attributable to long-term debt increased to 27% at December 31, 1998 from 25% at December 31, 1997.

OTHER ITEMS
--------------------------------------------------------------------------------
The Company is in the process of restructuring the management and back-office operations of its group of 10 regional insurance companies into four geographic segments based on markets served. The consolidation of management and administrative functions, which should be completed before the end of 1999, is expected to decrease costs of operations beginning in late 1999. The Company expects to take a one-time after-tax charge of between $9 million and $13 million in the first quarter of 1999 to cover costs directly related to the restructuring.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)


Years ended December 31,                                                1998            1997            1996
----------------------------------------------------------------------------------------------------------------
Revenues:
  Net premiums written                                               $ 1,346,254     $ 1,177,641     $ 1,052,511
  Change in net unearned premiums                                        (67,855)        (65,894)        (71,290)
----------------------------------------------------------------------------------------------------------------
    Premiums earned                                                    1,278,399       1,111,747         981,221
  Net investment income                                                  202,420         199,588         164,490
  Management fees and commissions                                         70,727          71,456          69,246
  Realized investment gains                                               25,400          13,186           7,437
  Other income                                                             5,571           4,333           2,772
----------------------------------------------------------------------------------------------------------------
    Total revenues                                                     1,582,517       1,400,310       1,225,166
Operating costs and expenses:
  Losses and loss expenses                                              (914,762)       (734,424)       (669,160)
  Other operating costs and expenses                                    (556,155)       (487,776)       (408,994)
  Interest expense                                                       (48,819)        (48,869)        (31,963)
----------------------------------------------------------------------------------------------------------------
    Income before income taxes and minority interest                      62,781         129,241         115,049
Federal income tax expense                                                (5,465)        (30,668)        (25,102)
----------------------------------------------------------------------------------------------------------------
    Income before minority interest                                       57,316          98,573          89,947
Minority interest                                                          1,444             474             316
----------------------------------------------------------------------------------------------------------------
    Net income before preferred dividends                                 58,760          99,047          90,263
Preferred dividends                                                       (7,548)         (7,828)        (13,909)
----------------------------------------------------------------------------------------------------------------
    Net income before extraordinary loss                                  51,212          91,219          76,354
    Extraordinary loss on early extinguishment
      of long-term debt (net of taxes of $2,701)                          (5,017)             --              --
----------------------------------------------------------------------------------------------------------------
    Net income attributable to common stockholders                   $    46,195     $    91,219         $76,354
----------------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic
     Net income before extraordinary loss                            $      1.82)    $      3.09     $      2.56
     Extraordinary loss on early extinguishment of long-term debt           (.18)             --              --
----------------------------------------------------------------------------------------------------------------
    Net income attributable to common stockholders                   $      1.64     $      3.09     $      2.56
----------------------------------------------------------------------------------------------------------------
   Diluted
     Net income before extraordinary loss                            $      1.76)    $      3.02     $      2.53
     Extraordinary loss on early extinguishment of long-term debt           (.17)             --              --
----------------------------------------------------------------------------------------------------------------
       Net income attributable to common stockholders                $      1.59     $      3.02     $      2.53
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

December 31,                                                                      1998            1997
----------------------------------------------------------------------------------------------------------
ASSETS
Investments:
  Invested cash                                                                $   370,155     $   259,178
  Fixed maturity securities:
    Held to maturity, at cost (fair value $183,469 and $194,919)                   170,150         182,172
    Available for sale, at fair value (cost $2,224,244 and $2,240,901)           2,306,619       2,322,971
  Equity securities, at fair value:
    Available for sale (cost $59,890 and $76,134)                                   65,869          86,243
    Trading account (cost $373,164 and $301,136)                                   389,310         311,969
Cash                                                                                16,123          21,669
Premiums and fees receivable                                                       377,501         331,774
Due from reinsurers                                                                513,297         432,516
Accrued investment income                                                           37,842          36,930
Prepaid reinsurance premiums                                                        79,530          72,148
Deferred policy acquisition costs                                                  168,894         145,737
Real estate, furniture and equipment at cost, less accumulated depreciation        136,884         126,831
Excess of cost over net assets acquired                                             76,645          73,142
Trading account receivable from broker and clearing organizations                  229,520         103,823
Other assets                                                                        45,092          37,215
----------------------------------------------------------------------------------------------------------
                                                                               $ 4,983,431     $ 4,544,318
----------------------------------------------------------------------------------------------------------
LIABILITIES, RESERVES, DEBT AND STOCKHOLDERS' EQUITY
Liabilities and reserves:
  Reserves for losses and loss expenses                                        $ 2,126,566     $ 1,909,688
  Unearned premiums                                                                664,861         589,384
  Due to reinsurers                                                                130,517          95,140
  Deferred Federal income taxes                                                      6,877          32,887
  Trading securities sold but not yet purchased, at fair value
   (proceeds $283,310 and $162,360)                                                298,165         159,456
  Short-term debt                                                                   55,500              --
  Other liabilities                                                                213,453         187,755
----------------------------------------------------------------------------------------------------------
                                                                                 3,495,939       2,974,310
----------------------------------------------------------------------------------------------------------
Long-term debt                                                                     394,444         390,415
----------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely 8.197% Junior Subordinated
   debentures of the corporation due December 15, 2045                             207,988         207,944
----------------------------------------------------------------------------------------------------------
Minority interest                                                                   23,779          24,357
----------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, par value $.10 per share:
  Authorized 5,000,000 shares:
      7 3/8% Series A Cumulative Redeemable Preferred Stock
        653,952 shares issued and outstanding                                           65              65
  Common stock, par value $.20 per share:
    Authorized 80,000,000 shares, issued and outstanding,
      net of treasury shares, 26,504,404 and 29,568,335 shares                       7,281           7,281
  Additional paid-in capital                                                       429,611         428,760
  Retained earnings                                                                601,908         569,160
  Accumulated other comprehensive income                                            54,672          58,206
  Treasury stock, at cost, 9,899,663 and 6,835,510 shares                         (232,256)       (116,180)
----------------------------------------------------------------------------------------------------------
                                                                                   861,281         947,292
----------------------------------------------------------------------------------------------------------
                                                                               $ 4,983,431     $ 4,544,318
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


W. R. BERKLEY CORPORATION AND SUBSIDIARIES                                    25

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)


Years ended December 31, 1998, 1997 and 1996

                                                                      Preferred
                                                                      and common
                                                                       stock and                  Accumulated
                                                          Total       additional                     other
                                                       stockholders'    paid-in      Retained    comprehensive   Treasury
                                                          equity        capital      earnings       income         stock
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                               $ 929,815     $ 552,068     $ 424,261     $  48,450     $ (94,964)
  Net income attributable to common stockholders            76,354            --        76,354            --            --
  Change in other comprehensive income                     (17,375)           --            --       (17,375)           --
  Issuance of common shares                                  1,746           750            --            --           996
  Purchase of treasury stock                               (24,152)           --            --            --       (24,152)
  Repurchase of preferred stock                            (77,572)      (77,572)           --            --            --
  Accretion of Series B Preferred Stock                      1,193         1,193            --            --            --
  Dividends to common stockholders ($.35 per share)        (10,277)           --       (10,277)           --            --
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                 879,732       476,439       490,338        31,075      (118,120)
  Net income attributable to common stockholders            91,219            --        91,219            --            --
  Change in other comprehensive income                      27,131            --            --        27,131            --
  Issuance of common shares                                  3,130         1,190            --            --         1,940
  Repurchase of preferred stock                            (41,523)      (41,523)           --            --            --
  Dividends to common stockholders ($.42 per share)        (12,397)           --       (12,397)           --            --
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                 947,292       436,106       569,160        58,206      (116,180)
  Net income attributable to common stockholders            46,195            --        46,195            --            --
  Change in other comprehensive income                      (3,534)           --            --        (3,534)           --
  Issuance of common shares                                  2,719           851            --            --         1,868
  Purchase of treasury stock                              (117,944)           --            --            --      (117,944)
  Dividends to common stockholders ($.48 per share)        (13,447)           --       (13,447)           --            --
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                               $ 861,281     $ 436,957     $ 601,908     $  54,672     $(232,256)
==========================================================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                                                 1998             1997              1996
--------------------------------------------------------------------------------------------------------------------------
Net income attributable to common stockholders                                  $46,195         $  91,219          $76,354
--------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income
  Unrealized holding gain (losses) on investment securities arising
    during the period (net of taxes of ($9,941), $10,915, and ($11,915))        (18,462)           20,271          (22,209)
  Less: Reclassification adjustment for net change in unrealized gains
    during the period (net of taxes of $8,890, $4,615 and $2,603)                16,510             8,571            4,834
--------------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss)                                                       (1,952)           28,842          (17,375)
  Change in unrealized foreign exchange (losses)                                 (1,582)           (1,711)              --
--------------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                                                     (3,534)           27,131          (17,375)
--------------------------------------------------------------------------------------------------------------------------
  Comprehensive income                                                          $42,661          $118,350          $58,979
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


Years ended December 31,                                                      1998            1997            1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income before minority interest, preferred dividends
    and extraordinary items                                                $    57,316     $    98,573     $    89,947
  Adjustments to reconcile net income to net cash flows
  provided by operating activities:
    Increase in reserves for losses and loss expenses,
      net of due to/from reinsurers                                            169,285         137,312         126,006
    Depreciation and amortization                                               22,658          11,852           8,590
    Change in unearned premiums and prepaid reinsurance premiums                68,095          67,023          71,290
    Change in premiums and fees receivable                                     (45,727)        (64,858)        (25,348)
    Change in Federal income taxes                                             (26,923)         (1,408)          5,719
    Change in deferred policy acquisition costs                                (22,057)        (24,465)        (29,640)
    Realized investment gains                                                  (25,400)        (13,186)         (7,437)
    Other, net                                                                  27,023          18,601           4,690
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities before
        trading account sales (purchases)                                      224,270         229,444         243,817
  Trading account sales (purchases), net                                        (4,567)        (89,245)        (79,906)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                219,703         140,199         163,911
----------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale                               715,459         718,789         471,057
    Equity securities                                                           52,727          43,204          46,698
  Proceeds from maturities and prepayments of fixed maturity securities        297,303         120,944         219,673
  Cost of purchases, excluding trading account:
    Fixed maturity securities available for sale                            (1,033,190)       (984,961)       (723,159)
    Fixed maturity securities held to maturity                                  (3,034)             --        (105,675)
    Equity securities                                                          (33,217)        (28,028)        (26,988)
  Cost of acquired companies, net of acquired cash and invested cash            (3,304)            585         (11,739)
  Net additions to real estate, furniture and equipment                        (27,167)        (17,898)        (46,983)
  Other, net                                                                     3,956         (9,904)         (5,083)
----------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                    (30,467)       (157,269)       (182,199)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of short-term debt                                 55,500              --              --
  Net proceeds from issuance of long-term debt                                  47,882              --          98,850
  Purchase of common treasury shares                                          (117,944)             --         (24,152)
  Repurchase of long-term debt                                                 (49,104)             --              --
  Cash dividends to common stockholders                                        (13,518)        (11,695)        (10,143)
  Cash dividends to preferred stockholders                                      (7,356)         (8,717)        (12,824)
  Net proceeds from issuance of Company-obligated mandatorily redeemable capital securities of a subsidiary trust holding
    solely 8.197% junior subordinated debentures                                    --              --         207,900
  Repurchase of preferred stock                                                     --         (41,523)        (77,572)
  Payment of subsidiary debt                                                        --              --         (28,306)
  Other, net                                                                       735          13,367           4,103
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                      (83,805)        (48,568)        157,856
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and invested cash                              105,431         (65,638)        139,568
Cash and invested cash at beginning of year                                    280,847         346,485         206,917
----------------------------------------------------------------------------------------------------------------------
Cash and invested cash at end of year                                      $   386,278     $   280,847     $   346,485
======================================================================================================================
Supplemental disclosure of cash flow information:
  Interest paid on debt                                                    $    48,976     $    45,950     $    28,296
======================================================================================================================
  Federal income taxes paid                                                $    31,755     $    32,258     $    19,171
======================================================================================================================

See accompanying notes to consolidated financial statements.


W. R. BERKLEY CORPORATION AND SUBSIDIARIES                                    27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1998, 1997, and 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
(A) Principles of consolidation and basis of presentation

The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries ("the Company"), have been prepared on the basis of generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 1997 and 1996 financial statements to conform them to the presentation of the 1998 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

(B) Revenue recognition

Insurance premiums written are recognized as earned generally on a pro-rata basis over the contract period. Management fees on insurance service contracts are recorded as earned primarily on a pro-rata basis over the policy period. Commission income is recognized as earned on the effective date of the applicable insurance policies.

(C) Investments

The Company has classified its investments into three categories. Securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Securities which the Company purchased with the intent to sell in the near-term are classified as "trading" and are reported at estimated fair value, with unrealized gains and losses reflected in the statement of operations. The remaining securities are classified as "available for sale" and carried at estimated fair value, with unrealized gains and losses, net of applicable income taxes, excluded from earnings and reported as comprehensive income and a separate component of stockholders' equity.

Realized gains or losses represent the difference between the cost of securities sold and the proceeds realized upon sale. The cost of securities is adjusted where appropriate to include a provision for significant decline in value which is considered to be other than temporary. The Company uses the specific identification method where possible and the first-in, first-out method in other instances, to determine the cost of securities sold. Realized gains or losses, including any provision for decline in value, are included in the statement of operations.

(D) Trading account

The long portfolio positions are presented in the balance sheet as trading account assets. The short sales and short call options used in trading account activities are presented as trading securities sold but not yet purchased. The trading account receivable from broker and clearing organizations is comprised of unsettled trades within the trading account and the net margin balances held by the clearing broker.

(E) Per share data

Basic per share data is based upon the weighted average number of shares outstanding during the year. Diluted per share data reflects the potential dilution that would occur if employee stock-based compensation plans were exercised. Shares issued in connection with loans to shareholders are not considered to be outstanding for the purposes of calculating basic per share amounts and have been excluded from stockholders' equity.

(F) Deferred policy acquisition costs

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

(G) Reserves for losses and loss expenses

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

A subsidiary of the Company discounts its liabilities for excess workers' compensation ("EWC") losses and loss expenses using a "risk-free" rate. EWC liabilities are discounted because of the long period of time over which it pays losses. The Company believes that utilizing a "risk-free" rate to discount these reserves more closely reflects the economics associated with the EWC line of business (see Note 14 of notes to consolidated financial statements).

Loss reserve porfolio assumed transactions are accounted for in accordance with FAS 113. At December 31, 1998, $62,380,000 of these transactions were reflected as other liabilities.

(H) Reinsurance ceded

Ceded unearned premiums are reported as prepaid reinsurance premiums and estimated amounts of reinsurance recoverable on unpaid losses are included in due from reinsurers. To the extent any reinsurer does not meet its obligations under reinsurance agreements, the Company must discharge the liability. Amounts due from reinsurers are reflected net of funds held where the right of offset is present. The Company has provided reserves for uncollectible reinsurance.

(I) Excess of cost over net assets acquired

Costs in excess of the net assets of subsidiaries acquired are being amortized on a straight-line basis over 25 to 40 years. The Company continually evaluates the amortization period of its intangible assets. Estimates of useful lives are revised when circumstances or events indicate that the original estimate is no longer appropriate. Amortization (including adjustments) of the excess of cost over net assets acquired was $3,178,000, $2,950,000 and $3,334,000 for 1998,
1997 and 1996, respectively.

(J) Federal income taxes

The Company files a consolidated Federal income tax return.

The Company's method of accounting for income taxes is the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are measured using tax rates currently in effect or expected to apply in the years in which those temporary differences are expected to reverse.

(K) Stock options

The Company accounts for its stock options in accordance with Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which provides that stock-based compensation may be disclosed in the footnotes to financial statements.

(L) Foreign currency

Revenues and expenses in foreign currencies are translated at the weighted average exchange rate during the year. Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Gains or losses (losses of $3,293,000 and $1,711,000 as of December 31, 1998 and 1997,
respectively) resulting from translating foreign currency financial statements are reported as a component of common stockholders' equity. Gains or losses (gains of $1,543,000 and $1,408,000 for 1998 and 1997, respectively) resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other income in the statement of operations.

(M) Real estate, furniture and equipment

Real estate, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Included in the statement of operations is depreciation expense of $17,114,000, $12,799,000 and $12,234,000 for 1998, 1997 and 1996,
respectively.

(N) Segment disclosure

The Company presents its segment disclosure in accordance with FAS 131 "Disclosures About Segments of an Enterprise and Related Information." FAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments.

(O) Other Comprehensive Income

As of January 1, 1998, the Company adopted FAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholder's equity (except those arising from transactions with shareholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency


W. R. BERKLEY CORPORATION AND SUBSIDIARIES                                    29
translation adjustments. As this new standard only requires additional information in the financial statements, it does not affect the Company's financial position. The Company has presented the disclosures required under FAS 130 in its consolidated statements of Comprehensive Income.

(P) Recent accounting pronouncements

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments," which will be effective for fiscal periods beginning in 1999. SOP 97-3 provides guidance on accounting and disclosure of insurance-related assessments. The Company does not expect this statement to have a material impact on the Company's financial position or results of operation.

In March 1998, the AICPA issued SOP 98-1, effective January 1, 1999, "Accounting for the cost of computer software developed or obtained for internal use." The SOP requires that certain internal and external costs be expensed or capitalized when incurred to develop or obtain software for internal use. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations.

In April 1998, the AICPA issued SOP 98-5, effective January 1, 1999, "Reporting on the costs of start-up activities." The SOP requires that costs incurred in start-up activities must be expensed as incurred. As of December 31, 1998, the Company had recorded an immaterial amount of unamortized start-up costs which will be expensed in 1999.

In June 1998, the FASB issued SFAS 133, effective January 1, 2000, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. This statement relates to the presentation of information and would have no impact on the Company's results of operations or financial condition.

(2) ACQUISITIONS
--------------------------------------------------------------------------------
During 1998, 1997 and 1996, several international and other acquisitions were completed for an aggregate consideration of approximately $13,389,000, $7,238,000 and $15,955,000, respectively. The acquisitions were accounted for as purchases and, accordingly, the results of operations of the companies have been included from the respective dates of acquisition. Proforma results of operations have been omitted as such effects are not significant.

         Net assets of the acquired companies for 1998, 1997 and 1996 were as follows: Investments in fixed maturity and equity securities of $1,786,000, $2,192,000 and $6,434,000; cash and invested cash of $10,085,000, $7,823,000 and
$4,216,000; excess of cost over net assets acquired of $6,847,000, $2,688,000 and $7,138,000; and other liabilities, net of other assets of $5,329,000, $5,465,000 and $1,833,000.

(3) COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------
Neither the Company nor any of its subsidiaries is engaged in any litigation known to the Company which management believes will have a material adverse effect upon the Company's business. As is common with other insurance companies, the Company's subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business.

(4) LEASE OBLIGATIONS
--------------------------------------------------------------------------------
The Company and several of its subsidiaries use office space and equipment under leases expiring at various dates through September 1, 2004. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. Rental expense was approximately: $14,095,000, $12,564,000, and $11,098,000 for 1998,
1997 and 1996, respectively. Future minimum lease payments (without provision for sublease income) are $14,134,000 in 1999; $12,401,000 in 2000; $8,980,000 in
2001; $7,101,000 in 2002; $5,434,000 in 2003; and $7,147,000 thereafter.

(5) DEBT

----------------------------------------------------------------------------------------
Long-term debt consists of the following:
Description                   Rate     Maturity              Face Value   Carrying Value
----------------------------------------------------------------------------------------
Senior Notes                  6.31%    March 6, 2000       $ 25,000,000     $ 24,970,000
Senior Notes                  6.71%    March 4, 2003         25,000,000       24,922,000
Notes Payable                   (a)    December 31, 2003      8,000,000        8,000,000
Senior Subordinated Notes     6.50%    July 1, 2003          35,793,000       35,793,000
Senior Notes                  6.375%   April 15, 2005        40,000,000       39,797,000
Senior Notes                  6.25%    January 15, 2006     100,000,000       99,112,000
Senior Notes                  9.875%   May 15, 2008          88,800,000       86,203,000
Senior Debentures             8.70%    January 1, 2022       76,503,000       75,647,000
----------------------------------------------------------------------------------------
                                                           $399,096,000     $394,444,000
----------------------------------------------------------------------------------------

(a) Libor plus 50 basis points

The difference between the face value of long-term debt and the carrying value is unamortized discount. All outstanding long-term debt is not redeemable until maturity and ranks on a parity with all other outstanding indebtedness of the Company.

         The Company has on file two "shelf" registration statements with the Securities and Exchange Commission with a combined remaining balance of $150 million in additional equity and/or debt securities. The securities may be offered from time to time as determined by funding requirements and market conditions.

         SHORT-TERM DEBT As of December 31, 1998, the Company had $55.5 million of outstanding short-term debt under its unsecured line-of-credit. During 1998, the average interest rate of the Company's short-term debt was 5.59%. The Company had an additional $19.5 million of short-term debt available under its line-of-credit.


(6) COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION DUE DECEMBER 15, 2045
--------------------------------------------------------------------------------
The Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures ("Capital Trust Securities") were issued by the W.R. Berkley Capital Trust, ("the Trust"), in 1996. All of the common securities of the Trust are owned by the Company. The sole assets of the Trust are $210,000,000 aggregate principal amount of 8.197% Junior Subordinated Debentures due December 15, 2045, issued by the Company (the "Junior Subordinated Debentures"). The Company's guarantee of payments of cash distributions and payments on liquidation of the Trust and redemption of the Capital Trust Securities, when taken together with the Company's obligations under the Trust Agreement under which the Capital Trust Securities were issued, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, including its obligations to pay costs, expenses, debts and liabilities of the Trust (other than with respect to the Capital Trust Securities), provide a full and unconditional guarantee of the Trust's obligations under the Capital Trust Securities. The Company records the preferential cumulative cash dividends arising from the payments of interest on the Junior Subordinated Debentures as interest expense in its consolidated statement of operations.

         The Capital Trust Securities are subject to mandatory redemption in a like amount (i) in whole but not in part, on the stated maturity date, upon repayment of the Junior Subordinated Debentures, (ii) in whole but not in part, at any time contemporaneously with the optional prepayment of the Junior Subordinated Debentures by the Company upon the occurrence and continuation of a certain event and (iii) in whole or in part, on or after December 15, 2006, contemporaneously with the optional prepayment by the Company of Junior Subordinated Debentures.


W. R. BERKLEY CORPORATION AND SUBSIDIARIES                                    31

(7) REINSURANCE CEDED
--------------------------------------------------------------------------------
The Company follows the customary industry practice of reinsuring a portion of its exposures principally to reduce net liability on individual risks and to protect against catastrophic losses. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations:

(Dollars in thousands)                      1998           1997           1996
--------------------------------------------------------------------------------
Premiums written                          $292,238       $240,754       $210,009
--------------------------------------------------------------------------------
Premiums earned                           $286,170       $239,233       $216,127
--------------------------------------------------------------------------------
Losses and loss expenses                  $211,389       $129,405       $120,784
--------------------------------------------------------------------------------


(8) SUPPLEMENTAL FINANCIAL STATEMENT DATA
--------------------------------------------------------------------------------
Other operating costs and expenses consist of the following:

(Dollars in thousands)                      1998           1997           1996
--------------------------------------------------------------------------------
Amortization of
  deferred policy
  acquisition costs                       $394,612       $337,871       $283,642
Other operating costs
  and expenses of
  insurance operations                      77,596         65,993         50,288
Other costs and expenses                    83,947         83,912         75,064
--------------------------------------------------------------------------------
Total                                     $556,155       $487,776       $408,994
--------------------------------------------------------------------------------


(9) STOCK OPTION PLAN
--------------------------------------------------------------------------------
The Company has a stock option plan ("the Stock Option Plan") under which 2,625,000 shares of Common Stock were reserved for issuance. In May 1997, the Corporation restated the Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under the Stock Option Plan from 2,625,000 to 7,125,000. Pursuant to the Stock Option Plan, options may be granted at prices determined by the Board of Directors but not less than fair market value on the date of grant.

         The following table summarizes option information, including options granted under both the 1992 and prior plans:


                                               1998                       1997                       1996
                                      -----------------------------------------------------------------------------
                                                    Weighted                   Weighted                  Weighted
                                                     Average                    Average                   Average
                                                    Exercise                   Exercise                   Exercise
                                        Shares        Price        Shares        Price       Shares         Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year      3,218,762    $    29.52    2,491,222    $    26.03    1,521,339    $    23.62
Granted                               1,036,975         47.08    1,154,354         34.68    1,100,813         29.02
Exercised                               106,938         23.57      280,498         20.87       64,216         19.71
Canceled                                219,466         30.56      146,316         27.42       66,714         26.65
-------------------------------------------------------------------------------------------------------------------
Outstanding at end of year            3,929,333    $    34.25    3,218,762    $    29.52    2,491,222    $    26.03
-------------------------------------------------------------------------------------------------------------------
Options exercisable at year end         640,161    $    23.72      558,210    $    22.66      527,832    $    20.31
-------------------------------------------------------------------------------------------------------------------
Options available for future grant    3,073,916                  3,892,439                    401,208
-------------------------------------------------------------------------------------------------------------------

The fair value of the options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: (a) dividend yield of 1%, (b) expected volatility of 20%, (c) risk free interest rate of 5.79% and 6.70%, and
(d) expected life of 7.5 years. The following table summarizes information about stock options outstanding at December 31, 1998 and 1997:

                                            Options Outstanding        Options Exercisable
                                         ---------------------------------------------------
                                          Weighted                                  Weighted
  Range of                                Remaining     Weighted                    Average
  Exercise                   Number      Contractual     Average       Number       Exercise
   Prices                 Outstanding       Life          Price      Exercisable      Price
--------------------------------------------------------------------------------------------
December 31, 1998
$14 to $27                   731,983         4.4          $23.25       554,759        $22.67
 27 to  32                 1,034,346         7.1           29.12        84,502         30.35
 32 to  48                 2,163,004         8.8           40.43           900         47.38
--------------------------------------------------------------------------------------------
  Total                    3,929,333         7.6          $34.25       640,161        $23.72
--------------------------------------------------------------------------------------------
December 31, 1997
$14 to $27                   917,795         5.4          $23.42       523,214        $22.14
 27 to  32                 1,129,363         8.2           29.11        34,996         30.48
 32 to  42                 1,171,604         9.3           34.68             0             0
--------------------------------------------------------------------------------------------
  Total                    3,218,762         7.8          $29.52       558,210        $22.66
--------------------------------------------------------------------------------------------

Had compensation costs for the Company's 1998 and 1997 grants been determined under the cost recognition alternative of FAS 123, the effect on the Company's net income and net income attributable to common shareholders would have been:


                                              Net Income         Basic Earnings per Share    Diluted Earnings per Share
                                       ----------------------    ------------------------    --------------------------
                                       As Reported   Proforma     As Reported   Proforma       As Reported   Proforma
-----------------------------------------------------------------------------------------------------------------------
1998
Before Extraordinary Item                $51,212     $48,078          $1.82      $1.71            $1.76        $1.65
Attributable to Common Shareholders      $46,195     $43,061          $1.64      $1.53            $1.59        $1.48
-----------------------------------------------------------------------------------------------------------------------
1997
Attributable to Common Shareholders      $91,219     $88,966          $3.09      $3.02            $3.02        $2.95
-----------------------------------------------------------------------------------------------------------------------


(10) COMPENSATION PLAN
--------------------------------------------------------------------------------
The Company and its subsidiaries have profit sharing retirement plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary's profitability. Employees become eligible to participate in the Retirement Plans on the first day of the month following the first full three months in which they are employed. Profit sharing expense amounted to $8,524,000, $8,402,000 and $7,370,000 for 1998, 1997 and 1996, respectively.

         In May 1997, the Common Stockholders approved the Long-Term Incentive Compensation Plan ("LTIP"). The LTIP provides for incentive compensation to key executives, is based on long-term corporate performance, and is based upon criteria established by the Compensation and Stock Option Committee of the Board of Directors (the Committee). Key employees are awarded participation units ("units") as determined by such Committee. The Units vest and become exercisable over a maximum term of five years from the date of their award. The units are payable in cash or up to 50% in shares of Common Stock. In 1997, 266,250 units were awarded which amounted to an expense of $1,705,000. There was no LTIP expense in 1998.


W. R. BERKLEY CORPORATION AND SUBSIDIARIES                                    33

(11) INVESTMENTS
--------------------------------------------------------------------------------
At December 31, 1998 and 1997, there were no investments, other than investments in United States government securities, which exceeded 10% of stockholders' equity. At December 31, 1998 and 1997, investments were as follows:

(Dollars in thousands)

                                                                          Gross         Gross
                                                                        unrealized    unrealized       Fair        Carrying
Type of investment                                          Cost(a)        gains        losses         value         value
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1998
Fixed maturity securities held to maturity:
  State and municipal                                     $   60,492    $    6,528    $      (72)    $   66,948    $   60,492
  Corporate                                                   13,353           772            --         14,125        13,353
  Mortgage-backed securities                                  96,305         6,091            --        102,396        96,305
-----------------------------------------------------------------------------------------------------------------------------
    Total fixed maturity securities held to maturity         170,150        13,391           (72)       183,469       170,150
-----------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities available for sale:
  United States Government(b)                                293,761         9,797          (170)       303,388       303,388
  State and municipal                                      1,117,691        53,387          (959)     1,170,119     1,170,119
  Corporate                                                  411,234        15,047        (6,106)       420,175       420,175
  Mortgage-backed securities                                 401,558        12,278          (899)       412,937       412,937
-----------------------------------------------------------------------------------------------------------------------------
    Total fixed maturity securities available for sale     2,224,244        90,509        (8,134)     2,306,619     2,306,619
-----------------------------------------------------------------------------------------------------------------------------
Common stocks                                                  8,150         4,712          (341)        12,521        12,521
Preferred stocks                                              51,740         1,750          (142)        53,348        53,348
-----------------------------------------------------------------------------------------------------------------------------
Total equity securities available for sale                    59,890         6,462          (483)        65,869        65,869
-----------------------------------------------------------------------------------------------------------------------------
Trading account                                              373,164        23,371        (7,225)       389,310       389,310
-----------------------------------------------------------------------------------------------------------------------------
Invested cash(c)                                             370,155            --            --        370,155       370,155
-----------------------------------------------------------------------------------------------------------------------------
Total investments                                         $3,197,603    $  133,733    $  (15,914)    $3,315,422    $3,302,103
=============================================================================================================================

December 31, 1997
Fixed maturity securities held to maturity:
  State and municipal                                     $   78,879    $    5,735    $      (48)    $   84,566    $   78,879
  Corporate                                                   13,831           476            --         14,307        13,831
  Mortgage-backed securities                                  89,462         6,584            --         96,046        89,462
-----------------------------------------------------------------------------------------------------------------------------
    Total fixed maturity securities held to maturity         182,172        12,795           (48)       194,919       182,172
-----------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities available for sale:
  United States Government(b)                                413,722        10,224           (53)       423,893       423,893
  State and municipal                                        957,329        43,891          (405)     1,000,815     1,000,815
  Corporate                                                  450,986        16,521          (601)       466,906       466,906
  Mortgage-backed securities                                 418,864        12,960          (467)       431,357       431,357
-----------------------------------------------------------------------------------------------------------------------------
    Total fixed maturity securities available for sale     2,240,901        83,596        (1,526)     2,322,971     2,322,971
-----------------------------------------------------------------------------------------------------------------------------
Common stocks                                                 16,512         8,524            (8)        25,028        25,028
Preferred stocks                                              59,622         1,639           (46)        61,215        61,215
-----------------------------------------------------------------------------------------------------------------------------
Total equity securities available for sale                    76,134        10,163           (54)        86,243        86,243
-----------------------------------------------------------------------------------------------------------------------------
Trading account                                              301,136        15,922        (5,089)       311,969       311,969
Invested cash(c)                                             259,178            --            --        259,178       259,178
-----------------------------------------------------------------------------------------------------------------------------
Total investments                                         $3,059,521    $  122,476    $   (6,717)    $3,175,280    $3,162,533
=============================================================================================================================

(a) Adjusted as necessary for amortization of premium or discount.

(b) Includes United States government agencies and authorities.

(c) Short-term investments which mature within three months of the date of purchase.

The amortized cost and fair value of fixed maturity securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations:


(Dollars in thousands)                                                                    1998
---------------------------------------------------------------------------------------------------------
                                                                                    Cost       Fair value
---------------------------------------------------------------------------------------------------------
Due in one year or less                                                          $   42,862    $   43,213
Due after one year through five years                                               389,555       397,394
Due after five years through ten years                                              576,917       608,750
Due after ten years                                                                 887,197       925,398
Mortgage-backed securities                                                          497,863       515,333
---------------------------------------------------------------------------------------------------------
Total                                                                            $2,394,394    $2,490,088
=========================================================================================================

Realized gains (losses) and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

(Dollars in thousands)                                                1998          1997          1996
---------------------------------------------------------------------------------------------------------
Realized gains (losses):
  Fixed maturity securities(a)                                     $   23,004    $   (3,308)   $    1,850
  Equity securities                                                     3,506        16,537         5,285
  Net change in provision for decline in value(b):
    Fixed maturity securities                                              --           103          (152)
    Equity securities                                                      --           581            --
  Other                                                                (1,110)         (727)          454
---------------------------------------------------------------------------------------------------------
                                                                       25,400        13,186         7,437
---------------------------------------------------------------------------------------------------------
Change in difference between fair value and cost of investments:
  Fixed maturity securities                                               877        58,476       (36,232)
  Equity securities                                                    (4,130)       (5,356)        6,386
---------------------------------------------------------------------------------------------------------
                                                                       (3,253)       53,120       (29,846)
---------------------------------------------------------------------------------------------------------
Total                                                              $   22,147    $   66,306    $  (22,409)
=========================================================================================================

(a)      During 1998, 1997 and 1996, gross gains of $26,054,000, $7,988,000 and
         $5,904,000, respectively, and gross losses of $3,050,000, $11,296,000 and $4,054,000, respectively, were realized.

(b) The provision for decline in value of investments is $2,800,000, $2,800,000 and $3,485,000 as of December 31, 1998, 1997 and 1996,
         respectively.

Investment income consists of the following:

(Dollars in thousands)                                                1998          1997          1996
---------------------------------------------------------------------------------------------------------
Investment income earned on:
  Fixed maturity securities                                        $  156,961    $  159,199    $  146,431
  Invested cash                                                         9,771        10,829         6,698
  Equity securities                                                     4,670         5,139         4,039
  Trading account(a)                                                   32,997        28,831        12,331
  Other                                                                 1,666         1,814         1,548
---------------------------------------------------------------------------------------------------------
    Gross investment income                                           206,065       205,812       171,047
  Interest on funds held under reinsurance treaties                    (3,645)       (6,224)       (6,557)
---------------------------------------------------------------------------------------------------------
  Net investment income                                            $  202,420    $  199,588    $  164,490
=========================================================================================================

(a) The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general financial market conditions. Potential changes in market conditions are also mitigated by the implementation of hedging strategies, including short sales.

                  The arbitrage positions are generally hedged against market declines by purchasing put options, selling call options or entering into swap contracts. Therefore, just as long portfolio positions may incur losses during market declines, hedge positions may also incur losses during market advances. As of December 31, 1998, the notional amount of long option contracts outstanding is $19,918,000 and short option contracts outstanding is $35,434,000.

                  Investment income earned from net trading account activity includes unrealized trading gains of $1,291,000, $13,737,000, and $2,013,000 for 1998, 1997 and 1996, respectively.


W. R. BERKLEY CORPORATION AND SUBSIDIARIES                                    35

(12) STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
COMMON EQUITY The Company has calculated per share data in accordance with FAS
128. Treasury shares have been excluded from average outstanding shares from the date of acquisition. The weighted average number of shares used in the computation of basic earnings per share was 28,194,000, 29,503,000 and 29,792,000 for 1998, 1997 and 1996, respectively. The weighted average number of shares used in the computations of diluted earnings per share was 29,115,000, 30,185,000 and 30,130,000 for 1998, 1997 and 1996, respectively. The difference in calculating basic and diluted earnings per share is attributable entirely to the dilutive effect of stock-based compensation plans.

         Changes in shares of Common Stock outstanding, net of treasury shares, are as follows:

(in thousands)                               1998           1997          1996
--------------------------------------------------------------------------------
Balance, beginning of year                  29,568         29,454        30,252
Shares issued                                  108            114            65
Shares repurchased                          (3,172)            --          (863)
--------------------------------------------------------------------------------
Balance, end of year                        26,504         29,568        29,454
================================================================================

PREFERRED EQUITY As of December 31, 1996, 930,807 shares of 7 3/8% Series A Cumulative Redeemable Preferred Stock were issued and outstanding. During January 1997, the Company purchased 183,080 shares of Series A Preferred Stock for an aggregate cost of $28,506,000. In the second and third quarters of 1997, 93,775 shares of the Series A Preferred Stock were purchased by subsidiaries of the Company. On January 25, 1999, all remaining outstanding shares of the Series A Preferred Stock were retired for $150 per share.


(13) FEDERAL INCOME TAXES
--------------------------------------------------------------------------------
Federal income tax expense (before the extraordinary item) consists of:

(Dollars in thousands)                    1998            1997           1996
--------------------------------------------------------------------------------
Current expense                         $ 30,283        $ 21,999       $ 26,096
Deferred expense (benefit)               (24,818)          8,669           (994)
--------------------------------------------------------------------------------
  Total expense                         $  5,465        $ 30,668       $ 25,102
--------------------------------------------------------------------------------

A reconciliation of Federal income tax expense and the amounts computed by applying the Federal income tax rate of 35% to pre-tax income is as follows:

(Dollars in thousands)                   1998            1997            1996
--------------------------------------------------------------------------------
Computed "expected" tax
  expense                              $ 21,973        $ 45,234        $ 40,267
Tax-exempt investment
  income                                (18,412)        (15,432)        (15,471)
Other, net                                1,904             866             306
--------------------------------------------------------------------------------
  Total expense                        $  5,465        $ 30,668        $ 25,102
================================================================================


At December 31, 1998 and 1997, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(Dollars in thousands)                                  1998             1997
--------------------------------------------------------------------------------
DEFERRED TAX ASSET
Loss reserve discounting                              $ 62,288         $ 49,638
Other                                                   11,389            3,912
--------------------------------------------------------------------------------
  Gross deferred tax asset                              73,677           53,550
Less: valuation allowance                               (7,000)          (7,000)
--------------------------------------------------------------------------------
  Deferred tax asset                                    66,677           46,550
================================================================================
DEFERRED TAX LIABILITY
Amortization of intangibles                             11,460           12,025
Expense recognition differences                         19,872           17,044
Realized investment gains                                2,960            6,163
Deferred taxes on unrealized
  investment gains                                      31,070           32,261
Depreciation                                             5,900            5,437
Other                                                    2,292            6,507
--------------------------------------------------------------------------------
  Deferred tax liability                                73,554           79,437
--------------------------------------------------------------------------------
  Net deferred tax liability                          $  6,877         $ 32,887
================================================================================

Federal income tax expense applicable to realized investment gains was $8,890,000, $4,615,000 and $2,603,000 in 1998, 1997 and 1996, respectively. The
Company had a current income tax receivable of $10,532,000 and $5,869,000 at December 31, 1998 and 1997, respectively. The Company's tax returns through December 31, 1994 have been examined by the Internal Revenue Service.

         The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this net asset.

(14) RESERVES FOR LOSSES AND LOSS EXPENSES
--------------------------------------------------------------------------------
The table below provides a reconciliation of the beginning and ending reserve balances, on a gross of reinsurance basis:


(Dollars in thousands)                                            1998            1997            1996
----------------------------------------------------------------------------------------------------------
Net reserves at beginning of year                              $ 1,433,011     $ 1,333,122     $ 1,209,250
----------------------------------------------------------------------------------------------------------
Net reserves of companies acquired                                   2,189           4,984              --
Net provision for losses and loss expenses:
  Claims occurring during the current year                         948,580         747,977         675,674
  Decrease in estimates for claims occurring in prior years        (42,929)        (21,313)        (15,219)
  Amortization of discount                                           9,111           7,760           8,705
----------------------------------------------------------------------------------------------------------
                                                                   914,762         734,424         669,160
----------------------------------------------------------------------------------------------------------
Net payments for claims
  Current year                                                     395,437         315,370         280,565
  Prior years                                                      365,178         324,149         264,723
----------------------------------------------------------------------------------------------------------
                                                                   760,615         639,519         545,288
----------------------------------------------------------------------------------------------------------
Net reserves at end of year                                      1,589,347       1,433,011       1,333,122
Ceded reserves at the end of year                                  537,219         476,677         449,581
----------------------------------------------------------------------------------------------------------
Gross reserves at the end of year                              $ 2,126,566     $ 1,909,688     $ 1,782,703
==========================================================================================================

Due to the nature of Excess Workers Compensation ("EWC") business and the long period of time over which losses are paid in this line of business, the Company discounts the liability for losses and loss expenses established for the EWC line of business. Discounting liabilities for losses and loss expenses gives recognition to the time value of money. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company's loss payout experience and is supplemented with data compiled from insurance companies writing workers' compensation on an excess-of-loss basis. The expected payout pattern has a very long duration because it reflects the nature of losses generally which penetrate self-insured retention limits contained in EWC policies. The Company has limited the estimated payout duration to 30 years in order to introduce an additional level of conservatism into the discounting process. The liabilities for losses and loss expenses have been discounted using "risk-free" discount rates determined by reference to the U.S. Treasury yield curve weighted for the EWC premium volume to reflect the seasonality of the anticipated duration of losses associated with such coverages. The weighted average discount rate for accident years 1998, 1997, 1996 and 1995 and prior is 5.90%, 5.98%, 5.90% and 5.80%, respectively. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $186,964,000, $189,600,000, and $172,415,000 at December 31,
1998, 1997 and 1996, respectively. For statutory purposes, the Company uses a discount rate of 3.0% as permitted by the Department of Insurance of the State of Ohio.

   To date, known pollution and environmental claims at the insurance company subsidiaries have not had a material impact on the Company's operations. Environmental claims have not materially impacted the Company because its subsidiaries generally did not insure larger industrial companies which are subject to significant environmental exposures.

   The Company's net reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $33.4 million and $33.1 million at December 31, 1998 and 1997, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $69.3 million and $68.4 million at December 31, 1998 and 1997, respectively. Net incurred losses and loss expenses for reported pollution and environmental claims were approximately $2.2 million, $.1 million and $6.9 million in 1998, 1997 and 1996, respectively. Net paid losses and loss expenses have averaged approximately $3 million for each of the last three years. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.


W. R. BERKLEY CORPORATION AND SUBSIDIARIES                                    37

(15) INDUSTRY SEGMENTS
--------------------------------------------------------------------------------
The Company's operations are presently conducted through five basic segments: regional property casualty insurance; reinsurance; specialty lines of insurance; alternative markets operations; and international. The regional property casualty insurance segment writes standard commercial and personal lines insurance for such risks as automobiles, homes and business. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The specialty lines of insurance consist primarily of excess and surplus lines, commercial transportation, professional liability, directors and officers liability and surety. The company's alternative markets segment specializes in insuring, reinsuring, and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Finally, the international operations represent the Company's joint venture with Northwestern Mutual Life International, (65% owned by the Company), which writes property and casualty, as well as life insurance, internationally. For the years ended December 31, 1998 and 1997, the joint venture wrote life premiums of $8.0 million and $.6 million, respectively.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense (benefits) were calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carryforwards only to the extent of taxes previously paid. summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends, interest on intercompany debt and fees paid by subsidiaries for portfolio management and other services to the Company. Identifiable assets by segment are those assets used in the operation of each segment.


                                                                                                        Income
                                                              Revenues                                  (Loss)
                                    ------------------------------------------------------------        before         Income Tax
                                    Investment     Unaffiliated       Inter-                            income           Expense
(Dollars in thousands)                Income         Customers        Segment           Total            taxes          (Benefits)
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998:
  Regional                         $    53,942      $   680,505     $     2,014      $   682,519      $   (24,524)     $     3,323
  Reinsurance                           47,643          296,100           1,044          297,144           33,858            6,911
  Specialty                             59,345          309,047           2,908          311,955           85,889           24,349
  Alternative Markets                   34,667          205,024             911          205,935           36,501            9,505
  International                          5,469           80,287              --           80,287           (7,017)             349
  Corporate and other                    7,927           11,554          81,983           93,537            9,288            5,465
  Adjustments and eliminations          (6,573)              --         (88,860)         (88,860)         (71,214)         (44,437)
----------------------------------------------------------------------------------------------------------------------------------
  Consolidated                     $   202,420      $ 1,582,517              --      $ 1,582,517      $    62,781      $     5,465
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1997:
  Regional                         $    51,920      $   634,468     $       674      $   635,142      $    47,624      $    14,833
  Reinsurance                           45,520          241,204             882          242,086           42,193           10,641
  Specialty                             60,162          281,630           2,691          284,321           68,088           18,529
  Alternative Markets                   34,390          183,904             829          184,733           34,733           10,257
  International                          3,623           45,360              --           45,360           (3,566)            (181)
  Corporate and other                   10,565           13,744          48,351           62,095          (19,815)          30,849
  Adjustments and eliminations          (6,592)              --         (53,427)         (53,427)         (40,016)         (54,260)
----------------------------------------------------------------------------------------------------------------------------------
  Consolidated                     $   199,588      $ 1,400,310              --      $ 1,400,310      $   129,241      $    30,668
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1996:
  Regional                         $    43,125      $   528,369     $     1,110      $   529,479      $    35,169      $     9,960
  Reinsurance                           37,542          243,848             218          244,066           32,756            7,798
  Specialty                             50,130          245,545           1,586          247,131           52,113           13,551
  Alternative Markets                   29,122          171,809             218          172,027           32,278           11,427
  International                          1,426           26,435              --           26,435           (1,283)              --
  Corporate and other                    6,922            9,160          78,179           87,339           25,311           25,102
  Adjustments and eliminations          (3,777)              --         (81,311)         (81,311)         (61,295)         (42,736)
----------------------------------------------------------------------------------------------------------------------------------
  Consolidated                     $   164,490      $ 1,225,166     $        --      $ 1,225,166      $   115,049      $    25,102
----------------------------------------------------------------------------------------------------------------------------------

Interest expense for the reinsurance segment was $2,327,000, $2,327,000 and $2,602,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, corporate interest expense (net of intercompany amounts) was $46,492,000, $46,542,000 and $29,361,000 for the corresponding periods.
Identifiable assets by segment are as follows:

December 31,                        1998              1997              1996
--------------------------------------------------------------------------------
Regional                        $ 1,370,849       $ 1,264,962       $ 1,099,602
Reinsurance                         996,186           863,784           737,160
Specialty                         1,502,366         1,403,068         1,229,968
Alternative Markets                 863,578           749,724           660,283
International                       151,832           119,792            60,452
Corporate and other               1,545,744         1,602,907         1,599,177
Elimination                      (1,447,124)       (1,459,919)       (1,249,669)
--------------------------------------------------------------------------------
Consolidated                    $ 4,983,431       $ 4,544,318       $ 4,136,973
================================================================================


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997:

(Dollars in thousands)               1998                        1997
--------------------------------------------------------------------------------
                             Carrying                    Carrying
                              Amount      Fair value      Amount      Fair value
--------------------------------------------------------------------------------
Investments                 $3,302,103    $3,315,422    $3,162,533    $3,175,280
Long-term debt                 394,444       435,702       390,415       434,035
Capital Trust Securities       207,988       206,464       207,944       213,217
--------------------------------------------------------------------------------

The estimated fair value of investments is based on quoted market prices as of the respective reporting dates. The fair value of the long-term debt is based on rates available for borrowings similar to the Company's outstanding debt as of the respective reporting dates.


(17) DIVIDENDS FROM SUBSIDIARIES AND STATUTORY FINANCIAL INFORMATION
--------------------------------------------------------------------------------
The Company's insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 1999, the maximum amount of dividends which can be paid without such approval is approximately $117,174,000.

         Combined net income and policyholders' surplus of the Company's consolidated insurance subsidiaries, as determined in accordance with statutory accounting practices, are as follows:

(Dollars in thousands)                      1998           1997           1996
--------------------------------------------------------------------------------
Net income                                $ 67,014       $121,300       $ 84,249
--------------------------------------------------------------------------------
Policyholders' surplus                    $941,853       $971,749       $881,380
--------------------------------------------------------------------------------

The significant variances between statutory accounting practices and GAAP are:
For statutory purposes, bonds are carried at amortized cost, acquisition costs are charged to operations as incurred, deferred federal income taxes are not provided for temporary differences between book and tax assets and liabilities, EWC reserves are discounted at a 3.0% rate, and certain assets designated as "non-admitted assets" are charged against surplus.

         At December 31, 1998 and 1997, bonds with a fair value of $185,206,000 and $160,369,000 were on deposit with various state insurance departments as required by state laws.

         The National Association of Insurance Commissioners ("NAIC") has risk-based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company's mix of products and its balance sheet. RBC did not affect the operations of the Company's insurance subsidiaries since all of its subsidiaries have an RBC amount above the authorized control level RBC, as defined by the NAIC.


W. R. BERKLEY CORPORATION AND SUBSIDIARIES                                    39

(18) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------
The following is a summary of quarterly financial data:

(Dollars in thousands except per share data)

                                                                        Three months ended
                                   -------------------------------------------------------------------------------------------------
                                         March 31,                June 30,               September 30,             December 31,
                                     1998        1997         1998       1997         1998         1997          1998        1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues                           $ 383,275   $ 329,822   $ 396,910   $ 335,926    $ 394,425    $ 355,650    $ 407,907    $ 378,912
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before
  preferred dividends              $  25,673   $  28,544   $  22,743   $  20,633    $  12,261    $  25,573    $  (1,917)   $  24,297
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before
  extraordinary loss               $  23,786   $  26,427   $  20,856   $  18,625    $  10,374    $  23,721    $  (3,804)   $  22,446
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable
to common stockholders             $  21,351   $  26,427   $  18,274   $  18,625    $  10,374    $  23,721    $  (3,804)   $  22,446
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic
     Before extraordinary (loss)   $     .81   $     .90   $     .73   $     .63    $     .37    $     .80    $    (.14)         .76
     Net Income (loss)             $     .73   $     .90   $     .64   $     .63    $     .37    $     .80    $    (.14)         .76
  Diluted
     Before extraordinary (loss    $     .78   $     .88   $     .70   $     .62    $     .36    $     .78    $    (.14)         .74
     Net Income (loss)             $     .71   $     .88   $     .61   $     .62    $     .36    $     .78    $    (.14)         .74
------------------------------------------------------------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------
Board of Directors and Stockholders
W.R. Berkley Corporation

We have audited the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W. R. Berkley Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


New York, New York                      KPMG LLP
February 25, 1999


40