Form 10-Q
period 1999-03-31
BERKLEY W R CORP
filed 1999-05-12
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period. . . . . . . .                       March 31, 1999

                                       or
       Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

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

Number of shares of common stock, $.20 par value, outstanding as of May 3, 1999:
25,981,753.

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                      March 31,         December 31,
                                                                                        1999               1998
                                                                                     -----------        -----------
Assets                                                                               (Unaudited)
Investments:
  Invested cash                                                                      $   209,398        $   370,155
  Fixed maturity securities:
    Held to maturity, at cost (fair value $181,205 and $183,469)                         169,238            170,150
    Available for sale at fair value (cost $2,292,126
       and $2,224,244)                                                                 2,340,668          2,306,619
  Equity securities, at fair value:
    Available for sale (cost $61,221 and $59,890)                                         66,173             65,869
    Trading account (cost $330,140 and $373,164)                                         333,313            389,310
Cash                                                                                      24,940             16,123
Premiums and fees receivable                                                             421,005            377,501
Due from reinsurers                                                                      512,932            513,297
Accrued investment income                                                                 34,915             37,842
Prepaid reinsurance premiums                                                              85,271             79,530
Deferred policy acquisition costs                                                        180,541            168,894
Real estate, furniture & equipment at cost, less accumulated depreciation                133,242            136,884
Excess of cost over net assets acquired                                                   78,954             76,645
Trading account receivable from broker and clearing organizations                        201,074            229,520
Deferred Federal income taxes                                                             12,714               --
Other assets                                                                              40,070             45,092
                                                                                     -----------        -----------
                                                                                     $ 4,844,448        $ 4,983,431
                                                                                     ===========        ===========
Liabilities, Reserves, Debt and Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                              $ 2,156,956        $ 2,126,566
  Unearned premiums                                                                      708,647            664,297
  Due to reinsurers                                                                      147,505            131,081
  Deferred Federal income taxes                                                             --                6,877
  Short-term debt                                                                         75,000             55,500
  Trading securities sold but not yet purchased at market value
    (proceeds $204,707 and $283,310)                                                     204,150            298,165
  Other liabilities                                                                      196,576            213,453
                                                                                     -----------        -----------
                                                                                       3,488,834          3,495,939
                                                                                     -----------        -----------
Long-term debt                                                                           394,531            394,444
                                                                                     -----------        -----------
Company-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely 8.197% junior subordinated debentures
  of the Corporation due December 15, 2045                                               207,999            207,988
Minority interest                                                                         29,776             23,779
                                                                                     -----------        -----------
Stockholders' equity:
  Preferred stock, par value $.10 per share:
  Authorized 5,000,000 shares:
      7 3/8% Series A Cumulative Redeemable Preferred
      Stock 653,952 shares issued and outstanding                                           --                   65
  Common stock, par value $.20 per share:
    Authorized 80,000,000 shares, issued and
     outstanding, net of treasury shares, 25,981,753 and 26,504,404 shares                 7,281              7,281
  Additional paid-in capital                                                             331,632            429,611
  Retained earnings                                                                      597,224            601,908
  Accumulated other comprehensive income                                                  32,454             54,672
  Treasury stock, at cost, 10,422,314 and
     9,899,663 shares                                                                   (245,283)          (232,256)
                                                                                     -----------        -----------
                                                                                         723,308            861,281
                                                                                     -----------        -----------
                                                                                     $ 4,844,448        $ 4,983,431
                                                                                     ===========        ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                                  For the Three Months
                                                                      Ended March 31,
Revenues:                                                         1999             1998
                                                                ---------        ---------
  Net premiums written                                          $ 380,584        $ 333,832
  Change in unearned premiums                                     (38,612)         (31,199)
                                                                ---------        ---------
    Premiums earned                                               341,972          302,633
  Net investment income                                            45,994           56,394
  Management fees and commissions                                  18,396           18,588
  Realized gains on investments                                       728            3,417
  Other income                                                        623            2,243
                                                                ---------        ---------
    Total revenues                                                407,713          383,275
Operating costs and expenses:
  Losses and loss expenses                                       (242,839)        (205,202)
  Other operating costs and expenses                             (144,225)        (133,180)
  Interest expense                                                (12,805)         (12,173)
  Restructuring charge                                            (11,505)            --
                                                                ---------        ---------
    Income (loss) before income taxes and
      minority interest                                            (3,661)          32,720

Federal income tax benefit (expense)                                5,173           (7,197)
                                                                ---------        ---------

    Income before minority interest                                 1,512           25,523

Minority interest                                                     960              150
                                                                ---------        ---------

    Net income before preferred dividends                           2,472           25,673

Preferred dividends                                                  (497)          (1,887)
                                                                ---------        ---------
    Net income before change in accounting principle and
      extraordinary loss                                            1,975           23,786
    Cumulative effect of change in accounting principle
      (net of taxes of $1,750)                                     (3,250)            --
    Extraordinary loss on early extinguishment
      of long-term debt (net of taxes of $1,311)                     --             (2,435)
                                                                ---------        ---------

    Net income (loss) attributable to common stockholders       $  (1,275)       $  21,351
                                                                =========        =========
Earnings per share:
  Basic
    Net income before change in accounting principle and
      extraordinary loss                                        $     .07        $     .80
    Cumulative effect of change in accounting principle              (.12)            --
    Extraordinary loss                                               --               (.08)
                                                                ---------        ---------
    Net income (loss) attributable to common stockholders       $    (.05)       $     .72
                                                                =========        =========
  Diluted
    Net income before change in accounting principle and
      extraordinary loss                                        $     .07        $     .77
    Cumulative effect of change in accounting principle              (.12)            --
    Extraordinary loss                                               --               (.08)
                                                                ---------        ---------
    Net income (loss) attributable to common stockholders       $    (.05)       $     .69
                                                                =========        =========
Average shares outstanding
  Basic                                                            26,325           29,585
                                                                =========        =========
  Diluted                                                          26,503           30,755
                                                                =========        =========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                     For the Three Months
                                                                                         Ended March 31,
                                                                                      1999             1998
                                                                                   ---------        ---------
Cash flows from operating activities:
  Net income (loss) before preferred dividends change in
    accounting principle and extraordinary loss                                    $    (778)       $  25,673
  Adjustments to reconcile net income to cash
     flows from operating activities:
    Minority interest                                                                   (960)            (150)
    Increase in reserves for losses
      and loss expenses, net                                                          47,179           38,672
    Depreciation and amortization                                                      5,910            3,669
    Change in unearned premiums and
      prepaid reinsurance premiums                                                    38,609           30,934
    Increase in premiums and fees receivable                                         (43,504)         (40,956)
    Change in Federal income taxes                                                    (6,852)           5,971
    Change in deferred acquisition cost                                              (11,647)          (8,805)
    Realized gains on investments                                                       (728)          (3,417)
    Other                                                                             (7,489)         (26,250)
                                                                                   ---------        ---------
          Net cash flows from operating activities
            before trading account sales                                              19,740           25,341
Net trading account activities                                                         2,035          (28,212)
                                                                                   ---------        ---------
      Net cash flows from (used in) operating activities                              21,775           (2,871)
                                                                                   ---------        ---------

Cash flows from investing activities:
Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                    128,550          205,985
     Equity securities                                                                  --                648
     Proceeds from maturities and prepayments of
       fixed maturity securities                                                      44,564           49,452
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                   (238,123)        (241,578)
     Equity securities                                                                (3,389)          (2,706)
  Change in balances due to/from security brokers                                     (8,717)         (25,906)
  Net additions to real estate, furniture and equipment                                 (224)         (10,165)
  Other                                                                               (6,878)            --
                                                                                   ---------        ---------
          Net cash flows used in investing activities                                (84,217)         (24,270)
                                                                                   ---------        ---------

Cash flows from financing activities:
  Net proceeds from issuance of short-term debt                                       19,500           20,164
  Repurchase of preferred stock                                                      (98,093)            --
  Purchase of common treasury shares                                                 (13,177)            --
  Cash dividends to common stockholders                                               (3,180)          (3,251)
  Cash dividends to preferred stockholders                                            (2,001)          (1,809)
  Repayment of long-term debt                                                           --            (18,408)
  Other                                                                                7,453           (2,237)
                                                                                   ---------        ---------
          Net cash flows used in financing activities                                (89,498)          (5,541)
                                                                                   ---------        ---------

Net decrease in cash and invested cash                                              (151,940)         (32,682)
Cash and invested cash at beginning of year                                          386,278          280,847
                                                                                   ---------        ---------
Cash and invested cash at end of period                                            $ 234,338        $ 248,165
                                                                                   =========        =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                    $   6,454        $   7,475
                                                                                   =========        =========
  Federal income taxes paid, net                                                   $    --          $   1,175
                                                                                   =========        =========

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


         The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

1.       FEDERAL INCOME TAXES

         The Federal income tax provision has been computed based on the Company's estimated annual effective tax rate which differs from the Federal income tax rate of 35% principally because of tax-exempt investment income.

2.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                              For the Three Months
                                                 Ended March 31,
                                               1999          1998
                                              -------       -------
         Ceded premiums written               $73,483       $65,382
                                              =======       =======

         Ceded premiums earned                $68,923       $61,905
                                              =======       =======

         Ceded losses and loss expenses       $43,576       $25,169
                                              =======       =======

3.       COMPREHENSIVE INCOME

         The differences between comprehensive income and net income are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                                 For the three months
                                                                    Ended March 31,
                                                                 1999            1998
                                                               --------        --------
Net income (loss)                                              $ (1,275)       $ 21,351

Other comprehensive income:
Change in unrealized foreign exchange gains (losses)                709            (996)

Unrealized holding gains(losses)on investment securities
  Arising during the period                                     (23,400)         (3,642)
Less: Reclassification adjustment for gains included
      in net income, net of tax                                     473           2,221
                                                               --------        --------
    Net change in unrealized gains during the period            (22,927)         (1,421)

Other comprehensive income (loss)                               (22,218)         (2,417)
                                                               --------        --------

Comprehensive income (loss)                                    $(23,493)       $ 18,934
                                                               ========        ========

4.       INDUSTRY SEGMENTS

         The Company's operations are presently conducted through five basic segments: regional property casualty insurance; reinsurance; specialty lines of insurance; alternative markets operations and international. The regional property casualty insurance segment writes standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The specialty lines of insurance consist primarily of excess and surplus lines, commercial transportation, professional liability, directors and officers liability and surety. The Company's alternative markets segment specializes in insuring, reinsuring, and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Finally, the international operations represent the Company's joint venture (65% owned by the Company) with Northwestern Mutual Life International, Inc., which writes property and casualty insurance, as well as life insurance, internationally. For the three months ended March 31, 1999 and 1998, the joint venture wrote life insurance premiums of $4.0 million and $1.0 million, respectively.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for a complete description. Income tax expense (benefits) were calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carry-forwards only to the extent of taxes previously paid. Summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends, interest on inter-company debt and fees paid by subsidiaries for portfolio management and other services to the Company. Identifiable assets by segment are those assets used in the operation of each segment.


                                                                                                   INCOME
                                                                                                   (LOSS)
                                                                    REVENUES                       BEFORE        INCOME TAX
                                                    ----------------------------------------
                                      INVESTMENT    UNAFFILIATED     INTER-                        INCOME        (EXPENSE)
(DOLLARS IN THOUSANDS)                  INCOME        CUSTOMERS      SEGMENT         TOTAL          TAXES         BENEFITS
----------------------------------     ---------      ---------     ---------      ---------      ---------      ---------
For the three months ended
 March 31, 1999:
  Regional                             $  13,068      $ 178,379     $     295      $ 178,674      $  (6,455)     $   1,582
  Reinsurance                             11,236         78,387           161         78,548          2,438            (81)
  Specialty                               11,671         74,110        (1,724)        72,386         10,936         (3,419)
  Alternative Markets                      8,877         53,802           109         53,911          5,896         (1,475)
  International                            1,353         21,064          --           21,064         (1,435)          (516)
  Corporate and other                        503          1,971         4,058          6,029        (16,674)         5,173
  Adjustments and
    eliminations                            (714)          --          (2,899)        (2,899)         1,633          3,909
----------------------------------     ---------      ---------     ---------      ---------      ---------      ---------
  Consolidated                         $  45,994      $ 407,713     $    --        $ 407,713      $  (3,661)     $   5,173
----------------------------------     ---------      ---------     ---------      ---------      ---------      ---------
For the three months ended
 March 31, 1998:
  Regional                             $  15,258      $ 168,142     $   4,850      $ 172,992      $   6,334      $  (1,983)
  Reinsurance                             12,838         68,545           225         68,770         12,272         (3,257)
  Specialty                               16,017         73,950        (3,005)        70,945         20,990         (5,972)
  Alternative Markets                      9,622         50,461          (734)        49,727          9,391         (2,402)
  International                            1,975         19,335          --           19,335         (1,086)           (51)
  Corporate and other                      2,021          2,842         4,212          7,054        (14,117)        (7,197)
  Adjustments and
    eliminations                          (1,337)          --          (5,548)        (5,548)        (1,064)        13,665
----------------------------------     ---------      ---------     ---------      ---------      ---------      ---------
  Consolidated                         $  56,394      $ 383,275     $    --        $ 383,275      $  32,720      $  (7,197)
----------------------------------     ---------      ---------     ---------      ---------      ---------      ---------

Interest expense for the reinsurance and alternative market segments were $703,000 and $582,000 for the three months ended March 31, 1999 and 1998, respectively. Additionally, corporate interest expense (net of intercompany amounts) was $12,102,000 and $11,591,000 for the corresponding periods. Identifiable assets by segment are as follows:

                                          MARCH 31,            DECEMBER 31,
                                            1999                   1998
                                    --------------------------------------------
Regional                                 $ 1,394,761             $ 1,370,849
Reinsurance                                  995,017                 996,186
Specialty                                  1,487,140               1,502,366
Alternative Markets                          878,614                 863,578
International                                160,452                 151,832
Corporate and other                        1,465,433               1,545,744
Elimination                               (1,536,969)             (1,447,124)
--------------------------------------------------------------------------------
Consolidated                             $ 4,844,448             $ 4,983,431
================================================================================


5.       RESTRUCTURING CHARGE

         In the first quarter of 1999, the Company implemented a restructuring plan. Under the plan, the Company will consolidate ten of its Regional units into four; merge two of its alternative market units; and combine two of its international units. Under the plan the Company expects to reduce its workforce by approximately 386 employees. The Company recognized $11,505,000 in expense in its statement of operations to reflect charges related to the plan. These charges consisted mainly of severance payments, contractual lease payments related to abandoned facilities, and abandoned equipment and property owned. The activities under the plan are expected to be substantially completed in 1999, with certain payments made until 2004.

6.       CHANGE IN ACCOUNTING

         As previously disclosed in the Company's 1998 Annual Report and Form 10-K, in the first quarter the company adopted AICPA Statement of Position 97-3, "Accounting By Insurance and Other Enterprises for Insurance-Related Assessments." The adoption of this statement resulted in a non-cash, after-tax charge of $3.3 million, or 12 cents per diluted share, which is reflected as a cumulative effect of a change in accounting principle.

7.       OTHER MATTERS

         Reclassifications have been made in the 1998 financial statements as originally reported to conform them to the presentation of the 1999 financial statements.

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

8.       SAFE HARBOR STATEMENT

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements are statements other than historical information or statements of current condition. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or otherwise reflected in forward-looking statements, including pricing competition and other initiatives by competitors, product demand, catastrophe and storm losses, legislative and regulatory developments, interest rate levels, investment results and other conditions in the financial and securities markets, unforeseen technological or other issues associated with Year 2000 compliance efforts and the extent to which vendors, public utilities, financial institutions, governmental entities and other third parties that interface with the Company may fail to achieve Year 2000 compliance and other risks referred to from time to time in the Company's reports filed with the Securities and Exchange Commission. The inclusion of forward-looking statements in this report shall not be considered a representation by the Company that the objectives or plans of the Company, or other matters addressed by forward-looking statements, will be achieved.


Item 2.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         Net income (loss) attributable to common stockholders ("net income
(loss)") was a net loss of $1.3 million ($.05 diluted per share) for the first quarter of 1999, in comparison with net income of $21.4 million ($.69 diluted per share) for the 1998 period. Operating income, which is defined as net income before realized investment gains, change in accounting principle, and extraordinary loss on early extinguishment of long-term debt, was $1.5 million ($.05 diluted per share) in the first quarter of 1999 in comparison with $21.6 million ($.70 diluted per share) earned in the corresponding 1998 quarter. Adjusting for the restructuring charge operating income was $8.8 million ($.33 diluted per share) in the first quarter of 1999. The decline in earnings was primarily due to the effects of competition on rate adequacy and lower investment earnings.

         First quarter 1999 results include an after-tax restructuring charge of $7.3 million, or 28 cents per diluted share, primarily related to the Company's previously announced restructuring. The restructuring, which should be substantially completed by the end of 1999, is expected to result in annual after-tax savings of approximately $12.4 million. The Company will incur additional costs in connection with the restructuring in an amount expected to be approximately $3.3, on an after-tax basis, over the next 24 months.

         As previously disclosed in the Company's 1998 Annual Report and Form 10-K, in the first quarter, the Company adopted AICPA Statement of Position 97-3, "Accounting By Insurance and Other Enterprises for Insurance-Related Assessments." The adoption of this statement resulted in a non-cash, after-tax charge of $3.3 million, or 12 cents per diluted share, which is reflected as a cumulative effect of a change in accounting principle.

         Net premiums written during the first quarter of 1999 increased by 14% to $380.6 million from $333.8 million written in the comparable 1998 period. Net premiums written by the regional segment increased by $11.8 million or 8% mainly due to geographic expansion. Specialty net premiums written increased by $8.6 million or 14% due to growth in all the specialty units except for Carolina Casualty Insurance Company. Net premiums written by the reinsurance operations increased by $17.3 million or 28% primarily due to an increase in treaty volume. Alternative markets net premiums written increased $7.5 million or 20% due to an increase in business written by Key Risk Insurance Company, which commenced operations in January 1998 to underwrite business previously managed on behalf of a self-insurance association. International net premiums written increased $1.6 million or 10%, primarily due to growth in the Philippines.

         For the three months ended March 31, 1999, pre-tax investment income decreased by 18% to $46.0 million. Investment income declined for several reasons, including a lower yield earned on the Company's merger arbitrage investment (from 15.9% annualized to 8.2% annualized); an increase in the portion of the portfolio invested in municipal securities (from 38% at March 31, 1998 to 44% at March 31, 1999); the repurchase of common shares in both 1998 and 1999; and the January 1999 repurchase of all outstanding preferred shares, using funds previously escrowed for this purpose. (See "Liquidity and Capital Resources)".

         Management fees and commission income ("Management fees") consist primarily of revenues earned by the alternative markets segment. During the first quarter of 1999, management fees decreased 1% from the comparable 1998 amount, principally due to a decline in fees earned by Key Risk Service Company (see the discussion above regarding net premiums written).

         Realized gains decreased to $728,000 from $3.4 million earned in the comparable 1998 period. Realized gains on fixed income securities result primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1999 and 1998 realized gains resulted from the sale of fixed income securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 105.1% for the quarter ended March 31, 1999 from 102.0% in the comparable 1998 period due to an increase in the consolidated loss ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 70.9% in 1999 from 67.7% in 1998 due to an increase in current year loss ratios at the reinsurance and regional units. The increase in the reinsurance loss ratio is primarily due to the recording of higher reported expected loss ratio's resulting from the effects of competition on rate adequacy, and losses incurred as a result of the earthquake in Columbia. The increase in the regional loss ratio is primarily due to the continued severity of competitive pressures. These factors were somewhat offset for the first quarter of both 1999 and 1998 by favorable loss development on business written in prior years. Catastrophe losses, including those related to the earthquake in Columbia in January 1999 incurred by our reinsurance operations, were $6.8 million for the first quarter of 1999, compared with $9.2 million for the same period last year.

         Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations as well as the Company's corporate and investment expenses, increased by 8% to $144.2 million. The increase in other operating costs and expenses is primarily due to substantial growth in premium volume which in turn results in an increase in underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) decreased slightly to 33.8% from 34.0% as a result of certain improvements in reinsurance terms.

         The Federal income tax benefit in 1999 was $5.2 million as compared to a $7.2 million expense for the comparable 1998 period. The benefit in 1999 is due primarily to an increase in the percentage of pre-tax income that is tax-exempt. In addition, the 1999 Federal income tax benefit was adjusted to reflect the closing with the Internal Revenue Service of tax years 1992 through 1994. (See "Liquidity and Capital Resources").


Liquidity and Capital Resources

         Cash flow from operating activities before trading account activities was $19.7 million in the first quarter of 1999 compared with $25.3 million for the same period in 1998. The investment portfolio, excluding trading account securities, on a cost basis, decreased by $92.5 million to $2,732.0 million at March 31, 1999 from $2,824.4 million at December 31, 1998. This decrease was primarily due to the repurchase of the remaining shares of Series A preferred stock.

         The Company's investments are currently comprised of fixed income securities and trading securities. At March 31, 1999, as compared to December 31, 1998 the portfolio mix of the fixed income securities was as follows: tax-exempt securities were 44% (42% in 1998); U.S. Government securities and cash equivalents were 19% (23% in 1998); mortgage-backed securities were 19% (18% in 1998); corporate fixed maturity securities were 16% (15% in 1998); and the balance of 2% was invested in other fixed income securities.

         The Company had net trading assets (trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account securities sold but not yet purchased) of $330.2 million as of March 31, 1999, as compared to $320.7 million as of December 31, 1998. The net trading account represented approximately 11% and 10% of the Company's net invested assets as of March 31, 1999 and December 31, 1998, respectively.

         On January 25, 1999, the Company repurchased all outstanding preferred shares for $98.1 million using funds previously escrowed for this purpose. During 1999 the Company also purchased 530,000 shares of its common stock for $13.2 million. The Company drew down the remaining $19.5 million of its line-of-credit in the first quarter.

         For the first quarter of 1999, Stockholders' equity decreased by approximately $138.0 million primarily due to the repurchase of preferred and common stock, and a decrease in accumulated other comprehensive income. Accordingly, the Company's total capitalization decreased to $1,325.8 million at March 31, 1999 and the percentage of the Company's capital attributable to Long-term debt increased to 30% from 27% at December 31, 1998.

         For background information concerning discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Year 2000

         The Company continues to address system requirements with regard to Year 2000 compliance issues and believes that the majority of the systems have been tested and determined by the Company to be Year 2000 compliant. The project of Year 2000 readiness is broken down into the following phases: (1) inventorying Year 2000 items, (2) prioritizing the identified items, (3) evaluating Year 2000 compliance and alternative solutions for items determined to be material to the Company, (4) replacing or repairing material items that are determined not to be Year 2000 compliant and (5) testing and changing items which are material. The process, which began in 1996, is substantially complete, and the Company believes that all critical primary systems have been tested and are substantially functional. This includes both operational and financial systems upon which the Company is dependent. As to embedded chips, the Company believes that it is substantially compliant with respect to those chips which are integral to its operating systems. Compliance with respect to the remainder of the Company's embedded chips is expected to be achieved by the third quarter of 1999. Additionally, the Company continues to communicate with third parties with which it has a material relationship, e.g. independent insurance agents and financial institutions, to identify Year 2000 issues with respect to those third parties. Due to these communications, the Company has no reason to believe that those third parties will not be in general compliance with Year 2000 readiness; the Company is unable to determine whether all such third parties will achieve Year 2000 readiness in such manner as not to result in any material adverse effect on the Company.

         It is the Company's practice in the normal course of business to upgrade technology, including hardware and software, as appropriate. As a result of this practice, much of its Year 2000 readiness has been accomplished in the ordinary course. Through March 31, 1999, the Company has incurred approximately $6.2 million of costs which have been expensed as incurred, and estimates an additional $1.5 million to be incurred in 1999 to complete Year 2000 compliance. The total cost associated with Year 2000 compliance is not expected to be material to the Company's financial position.

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

         The Year 2000 issue is also a concern from an underwriting standpoint to the extent of possible liability for coverage under general liability, property, directors and officers liability and other policies. Through March 31, 1999, no significant losses have arisen or come to light with respect to Year 2000 claims exposure for the Company's insurance and reinsurance subsidiaries. Additionally, certain of the Company's insurance subsidiaries may either include or exclude insurance coverage for Year 2000 exposures. However, due in part to the potential for judicial decisions which reformulate policies to expand their coverage for previously unforeseen theories of liability which may produce unanticipated claims, proposed legislative reform and because there is no prior history of such claims, the amount of any potential Year 2000 coverage liabilities is not determinable.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1998 to March 31, 1999. In addition, the Company has maintained approximately the same investment mix during this period. Therefore, while the Company's change in other comprehensive income may be significant, the overall market risk of the Company has remained similar to December 31, 1998.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  On January 20, 1999 the Company filed a Current Report on Form 8-K with respect to a press release relating to the restructuring of the Company's regional insurance group (under Item 5 of Form 8-K).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        W. R. BERKLEY CORPORATION




Date: May 11, 1999                       /s/   WILLIAM R. BERKLEY
                                        ------------------------------
                                        William R. Berkley
                                        Chairman of the Board and
                                        Chief Executive Officer





Date: May 11, 1999                       /s/   ANTHONY J. DEL TUFO
                                        ------------------------------
                                        Anthony J. Del Tufo
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer