Form 10-Q
period 1999-06-30
BERKLEY W R CORP
filed 1999-08-11
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period. . . . . . . .                       June 30, 1999

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

Number of shares of common stock, $.20 par value, outstanding as of August 3, 1999: 25,785,503.

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                June 30,       December 31,
                                                                                  1999             1998
                                                                                  ----             ----
Assets                                                                        (Unaudited)
Investments:
  Invested cash                                                               $   230,102      $   370,155
  Fixed maturity securities:
    Held to maturity, at cost (fair value $168,585 and $183,469)                  162,160          170,150
    Available for sale at fair value (cost $2,254,392
       and $2,224,244)                                                          2,240,087        2,306,619
  Equity securities, at fair value:
    Available for sale (cost $61,506 and $59,890)                                  67,151           65,869
    Trading account (cost $327,518 and $373,164)                                  332,736          389,310
Cash                                                                               21,919           16,123
Premiums and fees receivable                                                      419,107          377,501
Due from reinsurers                                                               533,103          513,297
Accrued investment income                                                          38,523           37,842
Prepaid reinsurance premiums                                                       87,531           79,530
Deferred policy acquisition costs                                                 184,289          168,894
Real estate, furniture & equipment at cost, less accumulated depreciation         130,775          136,884
Excess of cost over net assets acquired                                            78,419           76,645
Trading account receivable from broker and clearing organizations                 191,252          229,520
Deferred Federal income taxes                                                      43,000               --
Other assets                                                                       38,449           45,092
                                                                              -----------      -----------
                                                                              $ 4,798,603      $ 4,983,431
                                                                              ===========      ===========
Liabilities, Reserves, Debt and Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                       $ 2,174,680      $ 2,126,566
  Unearned premiums                                                               709,781          664,297
  Due to reinsurers                                                               156,254          131,081
  Deferred Federal income taxes                                                        --            6,877
  Short-term debt                                                                  75,000           55,500
  Trading securities sold but not yet purchased at market value
    (proceeds $179,017 and $283,310)                                              181,182          298,165
  Other liabilities                                                               187,080          213,453
                                                                              -----------      -----------
                                                                                3,483,977        3,495,939
                                                                              -----------      -----------
Long-term debt                                                                    394,618          394,444
                                                                              -----------      -----------
Company-obligated manditorily redeemable capital securities of a subsidiary trust holding solely 8.197% junior subordinated
  debentures of the Corporation due December 15, 2045                             208,010          207,988
Minority interest                                                                  31,823           23,779
                                                                              -----------      -----------
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
      7 3/8% Series A Cumulative Redeemable Preferred
      Stock 653,952 shares issued and outstanding                                      --               65
  Common stock, par value $.20 per share:
    Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 25,785,503 and 26,504,404 shares                       7,281            7,281
  Additional paid-in capital                                                      331,631          429,611
  Retained earnings                                                               599,470          601,908
  Accumulated other comprehensive income                                           (8,067)          54,672
  Treasury stock, at cost, 10,618,564 and
     9,899,663 shares                                                            (250,140)        (232,256)
                                                                              -----------      -----------
                                                                                  680,175          861,281
                                                                              -----------      -----------
                                                                              $ 4,798,603      $ 4,983,431
                                                                              ===========      ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                              For the Three Months           For the Six Months
                                                                 Ended June 30,                Ended June 30,
                                                            ------------------------      ------------------------
Revenues:                                                      1999           1998           1999           1998
                                                            ---------      ---------      ---------      ---------
  Net premiums written                                      $ 345,187      $ 339,826      $ 725,771      $ 673,658
  Change in net unearned premiums                               1,195        (20,838)       (37,417)       (52,037)
                                                            ---------      ---------      ---------      ---------
    Premiums earned                                           346,382        318,988        688,354        621,621
  Net investment income                                        51,181         52,384         97,175        108,778
  Management fees and commission income                        17,852         17,775         36,248         36,363
  Realized gains on investments                                   285          7,090          1,013         10,507
  Other income                                                    550            673          1,173          2,916
                                                            ---------      ---------      ---------      ---------
    Total revenues                                            416,250        396,910        823,963        780,185
Operating costs and expenses:
  Losses and loss expenses                                   (249,258)      (217,578)      (492,097)      (422,780)
  Other operating costs and expenses                         (152,133)      (139,043)      (296,358)      (272,223)
  Interest expense                                            (13,017)       (12,158)       (25,822)       (24,331)
  Restructuring Charge                                             --             --        (11,505)            --
                                                            ---------      ---------      ---------      ---------
    Income before income taxes and
      minority interest                                         1,842         28,131         (1,819)        60,851
Federal income tax (expense) benefit                            4,450         (6,503)         9,623        (13,700)
                                                            ---------      ---------      ---------      ---------

    Income before minority interest                             6,292         21,628          7,804         47,151

Minority interest                                                (668)         1,115            292          1,265
                                                            ---------      ---------      ---------      ---------

    Net income before preferred dividends                       5,624         22,743          8,096         48,416

Preferred dividends                                                --         (1,887)          (497)        (3,774)
                                                            ---------      ---------      ---------      ---------
    Net income before change in accounting principle
     and extraordinary loss                                     5,624         20,856          7,599         44,642
    Cumulative effect of change in accounting
     principle (net of taxes of $1,750)                            --             --         (3,250)            --
    Extraordinary loss on early extinguishment of
     long-term debt (net of taxes of $1,390 and $2,701)            --         (2,582)            --         (5,017)
                                                            ---------      ---------      ---------      ---------
    Net income attributable to common stockholders          $   5,624      $  18,274      $   4,349      $  39,625
                                                            =========      =========      =========      =========
Earning per share:
  Basic:
    Net income before change in accounting principle
     and extraordinary loss                                 $     .22      $     .73      $     .29      $    1.54
    Cumulative effect of change in accounting
     principle                                                     --             --           (.12)            --
    Extraordinary loss on early extinguishment of
     long-term debt                                                --           (.09)            --           (.17)
                                                            ---------      ---------      ---------      ---------
    Net income attributable to common stockholders          $     .22      $     .64      $     .17      $    1.37
                                                            =========      =========      =========      =========
  Diluted:
    Net income before change in accounting principle
     and extraordinary loss                                 $     .22      $     .70      $     .29      $    1.48
    Cumulative effect of change in accounting principle            --             --           (.12)            --
    Extraordinary loss on early extinguishment of
     long-term debt                                                --           (.09)            --           (.17)
                                                            ---------      ---------      ---------      ---------
    Net income attributable to common stockholders          $     .22      $     .61      $     .17      $    1.31
                                                            =========      =========      =========      =========
Average shares outstanding:
  Basic                                                        25,955         28,469         26,139         29,024
                                                            =========      =========      =========      =========
  Diluted                                                      26,095         29,734         26,304         30,271
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                   ------------------------
                                                                                      1999           1998
                                                                                   ---------      ---------
Cash flows from operating activities:
  Net income before preferred dividends and extraordinary items                    $   4,846      $  48,416
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                                                   (292)        (1,264)
    Change in reserves for losses
      and loss expenses, net of due to/from reinsurers                                53,481         76,269
    Depreciation and amortization                                                     11,483         12,423
    Change in unearned premiums and
      prepaid reinsurance premiums                                                    37,483         52,040
    Change in premiums and fees receivable                                           (41,606)       (77,376)
    Change in Federal income taxes                                                   (11,364)        (2,132)
    Change in deferred acquisition cost                                              (15,395)       (16,235)
    Realized gains on investments                                                     (1,013)       (10,507)
    Other, net                                                                       (31,707)       (25,815)
                                                                                   ---------      ---------
          Net cash flows from operating activities
            before trading account sales                                               5,916         55,819
Trading account sales, net                                                            (1,758)       (28,519)
                                                                                   ---------      ---------
      Net cash flows from operating activities                                         4,158         27,300
                                                                                   ---------      ---------

Cash flows from (used in) investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                    300,540        384,936
     Equity securities                                                                   433         23,538
  Proceeds from maturities and prepayments of
       fixed maturity securities                                                      82,814         86,456
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                   (407,546)      (418,935)
     Equity securities                                                                (3,841)       (13,871)
  Change in balances due to/from security brokers                                    (15,287)         6,128
  Net additions to real estate, furniture & equipment                                 (1,494)       (15,623)
  Other, net                                                                           2,668           (290)
                                                                                   ---------      ---------
          Net cash flows from (used in) investing activities                         (41,713)        52,339
                                                                                   ---------      ---------

Cash flows used in financing activities:
  Net proceeds from issuance of short-term debt                                       19,500             --
  Purchase of treasury shares                                                        (18,072)       (66,044)
  Cash dividends to common stockholders                                               (6,590)        (6,803)
  Cash dividends to preferred stockholders                                            (2,001)        (3,658)
  Repurchase of preferred stock                                                      (98,092)            --
  Retirement of long-term debt                                                            --        (49,104)
  Net proceeds from issuance of long-term debt                                            --         39,834
  Other, net                                                                           8,553           (226)
                                                                                   ---------      ---------
          Net cash flows used in financing activities                                (96,702)       (86,001)
                                                                                   ---------      ---------

Net decrease in cash and invested cash                                              (134,257)        (6,362)
Cash and invested cash at beginning of year                                          386,278        280,847
                                                                                   ---------      ---------
Cash and invested cash at end of period                                            $ 252,021      $ 274,485
                                                                                   =========      =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                    $  25,661      $  23,855
                                                                                   =========      =========
  Federal income taxes paid, net                                                   $      --      $  15,825
                                                                                   =========      =========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)


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

2.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                            For the Three Months       For the Six Months
                                               Ended June 30,            Ended June 30,
                                           ---------------------     ---------------------
                                             1999         1998         1999         1998
                                           --------     --------     --------     --------
        Ceded premiums written             $ 83,422     $ 67,616     $156,905     $132,998
                                           ========     ========     ========     ========

        Ceded premiums earned              $ 82,101     $ 63,965     $151,024     $125,870
                                           ========     ========     ========     ========

        Ceded losses and loss expenses     $ 81,685     $ 41,620     $125,261     $ 94,825
                                           ========     ========     ========     ========

         Effective, January 1, 1999 the Company purchased additional aggregate reinsurance protection for the regional property casualty insurance segment. Pursuant to the contract, the reinsurer will indemnify the regional companies for losses occurring during 1999 in excess of 71% of earned premiums, up to a limit of $35.0 million. Premiums of $12.8 million and losses of $22.2 million were ceded to the reinsurer in the second quarter and first six months of 1999.

3.       COMPREHENSIVE INCOME

         The differences between comprehensive income and net income are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                           For the Three Months         For the Six Months
                                                              Ended June 30,              Ended June 30,
                                                          ----------------------      ----------------------
                                                            1999          1998          1999          1998
                                                          --------      --------      --------      --------
Net income (loss) attributable to common stockholders     $  5,624      $ 18,274      $  4,349      $ 39,625
                                                          --------      --------      --------      --------

Other comprehensive income:
Change in unrealized foreign exchange gains (losses)             2           225           711          (766)
Unrealized holding gains(losses)on investment
  securities arising during the period                     (40,708)       (4,344)      (64,108)       (7,991)
Less: Reclassification adjustment for gains
       included in net income, net of tax                      185         4,609           658         6,830
                                                          --------      --------      --------      --------
    Net change in unrealized gains during the period       (40,523)          265       (63,450)       (1,161)

Other comprehensive income (loss)                          (40,521)          490       (62,739)       (1,927)
                                                          --------      --------      --------      --------

Comprehensive income (loss)                               $(34,897)     $ 18,764      $(58,390)     $ 37,698
                                                          ========      ========      ========      ========

4.       INDUSTRY SEGMENTS

         The Company's operations are presently conducted through five basic segments: regional property casualty insurance; reinsurance; specialty lines of insurance; alternative markets operations and international. The regional property casualty insurance segment writes standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The specialty lines of insurance consist primarily of excess and surplus lines, commercial transportation, professional liability, directors and officers liability and surety. The Company's alternative markets segment specializes in insuring, reinsuring, and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Finally, the international operations represent the Company's joint venture (65% owned by the Company) with Northwestern Mutual Life International, Inc., which writes property and casualty insurance, as well as life insurance, internationally. For the six months ended June 30, 1999 and 1998, the joint venture wrote life insurance premiums of $9.3 million and $2.7 million, respectively.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies; see the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete description. Income tax expense (benefits) were calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carry-forwards only to the extent of taxes previously paid. Summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends, interest on inter-company debt and fees paid by subsidiaries for portfolio management and other services to the Company. Identifiable assets by segment are those assets used in the operation of each segment.

                                                                                       INCOME
                                                        REVENUES                       (LOSS)
                                        ----------------------------------------       BEFORE       INCOME TAX
                          INVESTMENT    UNAFFILIATED     INTER-                        INCOME        (EXPENSE)
(DOLLARS IN THOUSANDS)      INCOME       CUSTOMERS      SEGMENT         TOTAL          TAXES         BENEFITS
--------------------------------------------------------------------------------------------------------------
For the six months
ended June 30, 1999:
  Regional                $  27,084      $ 345,527     $     948      $ 346,475      $ (14,798)     $  (6,850)
  Reinsurance                23,778        165,631           338        165,969          8,033          1,060
  Specialty                  26,324        155,766        (1,211)       154,555         21,374          5,010
  Alternative Markets        17,993        110,046           204        110,250         15,462          2,560
  International               3,341         44,034            --         44,034            560            879
  Corporate and other           721          2,959        37,754         40,713         (3,853)       (10,503)
  Adjustments and
    eliminations             (2,066)            --       (38,033)       (38,033)       (28,597)        (1,779)
--------------------------------------------------------------------------------------------------------------
  Consolidated            $  97,175      $ 823,963     $      --      $ 823,963      $  (1,819)     $  (9,623)
--------------------------------------------------------------------------------------------------------------
For the six months
ended June 30, 1998:
  Regional                $  28,293      $ 343,830     $   1,079      $ 344,909      $   8,288      $  (3,132)
  Reinsurance                25,307        142,178           433        142,611         23,654         (6,209)
  Specialty                  32,295        149,942         1,484        151,426         45,958        (13,286)
  Alternative Markets        18,658         99,983           453        100,436         19,178         (5,883)
  International               3,572         38,471            --         38,471         (3,750)            (5)
  Corporate and other         4,215          5,781        43,886         49,667          5,865        (13,695)
  Adjustments and
    eliminations             (3,562)            --       (47,335)       (47,335)       (38,342)        28,510
--------------------------------------------------------------------------------------------------------------
  Consolidated            $ 108,778      $ 780,185     $      --      $ 780,185      $  60,851      $ (13,700)
--------------------------------------------------------------------------------------------------------------



         Interest expense for the reinsurance and alternative market segments was $1,460,000 and $1,163,000 for the six months ended June 30, 1999 and 1998, respectively. Additionally, corporate interest expense (net of intercompany amounts) was $24,362,000 and $23,168,000 for the corresponding periods.

Identifiable assets by segment are as follows:

                                                   JUNE 30,         DECEMBER 31,
                                                     1999               1998
                                                  ------------------------------
                     Regional                     $ 1,429,717       $ 1,370,849
                     Reinsurance                      961,082           996,186
                     Specialty                      1,450,842         1,502,366
                     Alternative Markets              876,995           863,578
                     International                    163,882           151,832
                     Corporate and other            1,462,427         1,545,744
                     Elimination                   (1,546,342)       (1,447,124)
--------------------------------------------------------------------------------
                     Consolidated                 $ 4,798,603       $ 4,983,431
================================================================================


5.       RESTRUCTURING CHARGE

         In the first quarter of 1999, the Company implemented a plan to restructure certain of its operating units. Under the plan, the Company will consolidate ten of its regional units into four; merge two of its alternative market units; and combine two of its international units. In connection with the restructuring plan, the Company expects to reduce its workforce by approximately 386 employees. The Company reported a restructuring charge of $11,505,000 in the first quarter of 1999 to reflect the estimated costs of the plan. These charges consist mainly of severance payments, contractual lease payments related to abandoned facilities, and abandoned equipment and property owned. The activities under the plan are expected to be substantially completed in 1999. The Company has paid $2,668,000 related to the restructuring charge, and the remaining restructuring accrual is $8,837,000 at June 30, 1999.

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


Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         Net income attributable to common stockholders ("net income") was $5.6 million ($.22 diluted per share) for the second quarter of 1999, in comparison with net income of $18.3 million ($.61 diluted per share) for the 1998 period. Net income was $4.3 million ($.17 diluted per share) for the first six months of 1999, in comparison with $39.6 million ($1.31 diluted per share) for the 1998 period.

         Operating income, which is defined as net income before realized investment gains, the change in accounting principle, and the extraordinary loss on early extinguishment of long-term debt, was $5.4 million ($.21 diluted per share) for the second quarter of 1999 in comparison with $16.2 million ($.55 diluted per share) earned in the corresponding 1998 quarter. Operating income was $6.9 million ($.26 diluted per share) for the first six months of 1999, in comparison with $37.8 million ($1.25 diluted per share) for the corresponding 1998 period. Adjusting for the restructuring charge, operating income was $14.2 million ($.54 diluted per share) for the first six months of 1999. The decline in earnings was primarily due to the effects of competition on rate adequacy, higher catastrophe losses and lower investment earnings.

         The year-to-date 1999 results include an after-tax restructuring charge of $7.3 million, or $.28 per diluted share, primarily related to the Company's previously announced restructuring. The restructuring, which should be substantially completed by the end of 1999, is expected to result in annual after-tax savings of approximately $12.4 million. Under generally accepted accounting principles, the restructuring charge does not include additional costs related to systems changes, financial incentives and other activities, although they are directly related to the restructuring plan. The Company incurred such additional costs of approximately $1.6 million, on an after-tax basis, in the first six months of 1999 and estimates that such additional costs of approximately $2.4 million, on an after-tax basis, will be incurred over the next 18 months.

         As previously disclosed in the Company's 1998 Annual Report and Form 10-K, during the six months, the Company adopted AICPA Statement of Position 97-3, "Accounting By Insurance and Other Enterprises for Insurance-Related Assessments." The adoption of this statement resulted in a non-cash, after-tax charge of $3.3 million, or $.12 per diluted share, which is reflected as a cumulative effect of a change in accounting principle.

         Second quarter net income included capital gains, net of taxes, of $200,000, or $.01 per share diluted, compared with $4.6 million, or $.15 per share diluted, for the same period last year. For the first six months of 1999 capital gains were $700,000, or $.02 per diluted share, compared with $6.8 million, or $.23 per diluted share, recorded during the corresponding 1998 period.

         The Company also reported an extraordinary loss of $2.6 million and $5.0 million for the second quarter and first six months of 1998, respectively, related to the repurchase and retirement of $34.7 million (face amount) of long-term debt. There were no comparable extraordinary items in 1999.

Operating Results for the First Six Months of 1999
as Compared to the First Six Months of 1998

         Net premiums written during the six months of 1999 increased by 8% to $725.8 million from $673.7 million written in the comparable 1998 period. Net premiums written by the regional segment increased by $4.6 million, or 1%, as the effects of geographic expansion and increased rates were partially offset by the purchase of additional reinsurance protection (see Note 2 of the Notes to Consolidated Financial Statements included herein). Specialty net premiums written increased by $8.8 million, or 7%, as business relating to new products was partially offset by the non-renewal of certain business based on underwriting and pricing criteria. Net premiums written by the reinsurance operations increased by $27.4 million, or 22%, primarily due to an increase in pro-rata treaty volume. Alternative markets net premiums written increased $9.3 million, or 17%, due to an increase in business written by Key Risk Insurance Company, which commenced operations in January 1998, to underwrite business previously managed on behalf of a self-insurance association. International net premiums written increased $2.1 million, or 6%, primarily due to growth in the Philippines.

         Pre-tax investment income decreased by 11% to $97.2 million. Investment income declined for several reasons, including a lower yield earned on the Company's merger arbitrage investments (from 14.9% annualized to 10.8% annualized); an increase in the portion of the portfolio invested in municipal securities (from 38% at June 30, 1998 to 43% at June 30, 1999); and the repurchase of common and preferred shares in 1998 and 1999. (See "Liquidity and Capital Resources.")

         Management fees and commission income ("Management fees") consist primarily of revenues earned by the alternative markets segment. Management fees decreased $0.2 million from the comparable 1998 amount, principally due to a decline in fees earned by Key Risk Service Company (see the discussion above regarding increased net premiums written by Key Risk Insurance Company).

         Realized gains decreased to $1.0 million from $10.5 million earned in the comparable 1998 period. Realized gains on fixed income securities result primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1999 and 1998 realized gains resulted from the sale of fixed income securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 106.8% from 102.5% in the comparable 1998 period due to an increases in the consolidated loss and expense ratios. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 71.2% in 1999 from 67.8% in 1998 due to an increase in current year loss ratios at the regional, reinsurance and specialty units. The increase in the regional loss ratio is primarily due to the continued severity of competitive pressures. The increase in the reinsurance loss ratio is primarily due the effects of competition on rate adequacy and to losses incurred as a result of the earthquake in Columbia in January 1999. The increase in the specialty loss ratio is due to an increase in loss activity at the transportation unit. Catastrophe losses, were $35.8 million for the first six months of 1999, compared with $31.4 million for the same period last year. The increase in incurred losses in the first six months was partially offset by recoveries under the aggregate reinsurance cover (see Note 2 of the Notes to Consolidated Financial Statements included herein).

         Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations as well as the Company's corporate and investment expenses, increased by 9% to $296.4 million. The increase in other operating costs and expenses is primarily due to growth in premium volume which in turn results in an increase in underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) increased to 35.2% from 34.3%, mainly due to higher commissions and the effects of ceding additional reinsurance premiums.

         The Federal income tax benefit in 1999 was $9.6 million as compared to a $13.7 million expense for the comparable 1998 period. The benefit in 1999 is due primarily to an increase in the percentage of pre-tax income that is tax-exempt. In addition, the 1999 Federal income tax benefit was adjusted to reflect the closing with the Internal Revenue Service of tax years 1992 through 1994. (See "Liquidity and Capital Resources.")

Operating Results for the Second Quarter of
1999 as Compared to the Second Quarter of 1998

         For the second quarter of 1999 as compared to the corresponding 1998 period, net premiums written increased 2%; net investment income decreased 2%, generally all for the reasons discussed above.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 108.6% from 102.6% for the comparable 1998 period due to an increase in the consolidated loss ratio and an increase in the consolidated expense ratio. The consolidated loss ratio (losses and loss expense incurred expressed as a percentage of premiums earned) increased to 71.5% in 1999 from 67.8% in 1998 for the reasons discussed above.

         Other operating costs and expenses increased 9% to $152.1 million and the consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 36.7% for the 1999 period from 34.3% for the comparable 1998, for the reasons discussed above.


Liquidity and Capital Resources

         Cash flow from operating activities before trading account activities was $5.9 million in the six months of 1999 compared with $55.8 million for the same period in 1998. The decrease in cash flow was primarily due to a higher level of claim activity and to the decrease in investment income discussed above. The investment portfolio, excluding trading account securities, on a cost basis, decreased by $116.2 million to $2,708.2 million at June 30, 1999 from $2,824.4 million at December 31, 1998. This decrease was primarily due to the repurchase of the remaining shares of Series A preferred stock in January 1999.

         The Company's investments are currently comprised of fixed income securities and trading securities. At June 30, 1999, as compared to December 31, 1998, the portfolio mix of the fixed income securities was as follows: tax-exempt securities were 43% (42% in 1998); U.S. Government securities and cash equivalents were 24% (23% in 1998); mortgage-backed securities were 15% (18% in 1998); corporate fixed maturity securities were 16% (15% in 1998); and the balance of 2% was invested in other fixed income securities.

         The Company had net trading assets (trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account securities sold but not yet purchased) of $342.8 million as of June 30, 1999, as compared to $320.7 million as of December 31, 1998. The net trading account represented approximately 11% and 10% of the Company's net invested assets as of June 30, 1999 and December 31, 1998, respectively.

         On January 25, 1999, the Company repurchased all outstanding Series A preferred shares for $98.1 million using funds previously escrowed for this purpose. During the first six months of 1999 the Company also purchased 730,000 shares of its common stock for $18.1 million.

         For the six months of 1999, stockholders' equity decreased by approximately $181.1 million primarily due to the repurchase of the Company's preferred and common stock and to the change in unrealized holding gains and losses on investment securities. Accordingly, the Company's total capitalization decreased to $1,283.0 million at June 30, 1999 and the percentage of the Company's capital attributable to long-term debt increased to 31% from 27% at December 31, 1998.

         For background information concerning discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Year 2000


         The Company continues to address system requirements with regard to Year 2000 compliance issues and believes that all of the critical, primary operating software has been modified or replaced as necessary for compliance. This includes both operational and financial systems upon which the Company is dependent. Testing has been completed for those systems, and changes are expected to be finalized by the end of August 1999. Testing for secondary systems, such as telephone, building systems and small computer items, is expected to be completed by the end of the third quarter.

         The Company continues to communicate with third parties with which it has a material operating relationship, e.g. independent insurance agents and financial institutions, to identify Year 2000 system issues with respect to those third parties. Due to these communications, the Company has no reason to believe that those third parties will not be in general compliance with Year 2000 readiness; however, the Company is unable to determine whether all such third parties will achieve Year 2000 readiness in such manner as not to result in any material adverse effect on the Company.

         It is the Company's practice in the normal course of business to upgrade technology, including hardware and software, as appropriate. As a result of this practice, much of its Year 2000 readiness has been accomplished in the ordinary course. Through June 30, 1999, the Company has incurred approximately $6.7 million of costs which have been expensed as incurred, and estimates an additional $0.6 million to be incurred in 1999 to complete Year 2000 compliance. The total cost associated with Year 2000 compliance is not expected to be material to the Company's financial position.

         Notwithstanding the above, a failure by the Company or a third party to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty of the Year 2000 system readiness of third parties with whom the Company deals, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

         Subsidiaries of the Company are in the process of developing contingency plans to address incidents that are outside their direct control, such as a failure by an unrelated third-party. The contingency plans, which are expected to be completed by the end of the third quarter, are intended to allow the companies to mitigate such risks whenever feasible to do so at a reasonable expense, but there can be no assurance that contingency plans will be effective to deal with all such issues that may arise.

         The Year 2000 issue is also a concern for the Company from an underwriting standpoint to the extent of possible liability for coverage under general liability, property, directors and officers liability and other policies. Through June 30, 1999, no significant losses have arisen or come to light with respect to Year 2000 claims exposure for the Company's insurance and reinsurance subsidiaries. Additionally, certain of the Company's insurance subsidiaries may either include or exclude insurance coverage for Year 2000 exposures. However, due in part to the potential for judicial decisions which reformulate policies to expand their coverage for previously unforeseen theories of liability which may produce unanticipated claims, proposed legislative reform and because there is no prior history of such claims, the amount of any potential Year 2000 coverage liabilities is not determinable.

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

The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1998 to June 30, 1999. In addition, the Company has maintained approximately the same investment mix during this period. Therefore, while the Company's change in other comprehensive income may be significant, the overall market risk of the Company has remained similar to the market risk at December 31, 1998.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Number

(3.1) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.

(10.1)   Letter agreement between the Company and its Senior Vice
         President-General Counsel.

(10.2)   1997 Directors Stock Plan, as Amended and Restated as of May 11, 1999.

         (b)      Reports on Form 8-K

                  On May 11, 1999 the Company filed a Current Report on Form 8-K with respect to amendments to the by-laws of the Company and the adoption of a shareholder rights plan (under Item 5 of Form 8-K).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   W. R. BERKLEY CORPORATION




Date: August 10, 1999              /s/   WILLIAM R. BERKLEY
                                   ------------------------------
                                   William R. Berkley
                                   Chairman of the Board and
                                   Chief Executive Officer





Date: August 10, 1999              /s/    EUGENE G. BALLARD
                                   ------------------------------
                                   Eugene G. Ballard
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer