Form 10-Q
period 1999-09-30
BERKLEY W R CORP
filed 1999-11-10
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
/x/            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period. . . . . . . .           September 30, 1999

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



Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X     No
                         ______      ______

Number of shares of common stock, $.20 par value, outstanding as of November 3, 1999: 25,616,128.

                         Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                 September 30,       December 31,
                                                                                     1999                1998
                                                                                     ----                ----
                                                                                  (Unaudited)
Assets
Investments:
  Invested cash                                                                  $   223,401         $   370,155
  Fixed maturity securities:
    Held to maturity, at cost (fair value $161,524 and $183,469)                     158,105             170,150
    Available for sale at fair value (cost $2,250,461
       and $2,224,244)                                                             2,212,220           2,306,619
  Equity securities, at fair value:
    Available for sale (cost $53,946 and $59,890)                                     60,675              65,869
    Trading account (cost $324,089 and $373,164)                                     320,692             389,310
Cash                                                                                  26,787              16,123
Premiums and fees receivable                                                         404,877             377,501
Due from reinsurers                                                                  574,610             513,297
Accrued investment income                                                             32,763              37,842
Prepaid reinsurance premiums                                                          92,174              79,530
Deferred policy acquisition costs                                                    185,259             168,894
Real estate, furniture & equipment at cost, less accumulated depreciation            129,192             136,884
Excess of cost over net assets acquired                                               77,467              76,645
Trading account receivable from broker and clearing organizations                    224,665             229,520
Deferred Federal income taxes                                                         50,955                  --
Other assets                                                                          44,268              45,092
                                                                                 -----------         -----------
                                                                                 $ 4,818,110         $ 4,983,431
                                                                                 ===========         ===========
Liabilities, Reserves, Debt and Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                          $ 2,236,514         $ 2,126,566
  Unearned premiums                                                                  710,766             664,297
  Due to reinsurers                                                                  144,564             131,081
  Deferred Federal income taxes                                                           --               6,877
  Short-term debt                                                                     35,000              55,500
  Trading securities sold but not yet purchased at market value
    (proceeds $205,325 and $283,310)                                                 199,331             298,165
  Other liabilities                                                                  209,927             213,453
                                                                                 -----------         -----------
                                                                                   3,536,102           3,495,939
                                                                                 -----------         -----------
Long-term debt                                                                       394,705             394,444
                                                                                 -----------         -----------
Company-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely 8.197% junior subordinated
  debentures of the Corporation due December 15, 2045                                198,114             207,988
Minority interest                                                                     31,490              23,779
                                                                                 -----------         -----------
Stockholders' equity:
    Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares:
      7 3/8% Series A Cumulative Redeemable Preferred
      Stock 653,952 shares issued and outstanding                                         --                  65
    Common stock, par value $.20 per share:
    Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 25,616,128 and 26,504,404 shares                          7,281               7,281
    Additional paid-in capital                                                       331,641             429,611
    Retained earnings                                                                595,519             601,908
    Accumulated other comprehensive income (loss)                                    (22,691)             54,672
    Treasury stock, at cost, 10,787,939 and 9,899,663 shares                       (254,051)           (232,256)
                                                                                 -----------         -----------
                                                                                     657,699             861,281
                                                                                 -----------         -----------
                                                                                 $ 4,818,110         $ 4,983,431
                                                                                 ===========         ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                                        For the Three Months                For the Nine Months
                                                                         Ended September 30,                Ended September 30,
                                                                        1999             1998             1999              1998
                                                                        ----             ----             ----              ----
Revenues:
  Net premiums written                                              $   359,881      $   366,625      $ 1,085,652      $ 1,040,283
  Change in net unearned premiums                                         3,657          (36,073)         (33,760)         (88,110)
                                                                    -----------      -----------      -----------      -----------
    Premiums earned                                                     363,538          330,552        1,051,892          952,173
  Net investment income                                                  48,090           42,727          145,265          151,505
  Management fees and commission income                                  19,099           17,330           55,347           53,693
  Realized gains (losses) on investments                                 (3,417)           2,879           (2,404)          13,386
  Other income                                                              513              937            1,686            3,853
                                                                    -----------      -----------      -----------      -----------
    Total revenues                                                      427,823          394,425        1,251,786        1,174,610
Operating costs and expenses:
  Losses and loss expenses                                             (272,819)        (229,526)        (764,916)        (652,306)
  Other operating costs and expenses                                   (151,792)        (141,561)        (448,150)        (413,784)
  Interest expense                                                      (12,246)         (11,960)         (38,068)         (36,291)
  Restructuring Charge                                                       --               --          (11,505)              --
                                                                    -----------      -----------      -----------      -----------
    Income (loss) before income taxes and
      minority interest                                                  (9,034)          11,378          (10,853)          72,229
Federal income tax (expense) benefit                                      8,145              482           17,768          (13,218)
                                                                    -----------      -----------      -----------      -----------

    Income (loss) before minority interest                                 (889)          11,860            6,915           59,011

Minority interest                                                          (467)             401             (175)           1,666
                                                                    -----------      -----------      -----------      -----------

    Net income (loss) before preferred dividends, change
     in accounting principle and extraordinary items                     (1,356)          12,261            6,740           60,677
Preferred dividends                                                          --           (1,887)            (497)          (5,661)
                                                                    -----------      -----------      -----------      -----------
    Net income (loss) before change in accounting
     principle and extraordinary loss                                    (1,356)          10,374            6,243           55,016
    Cumulative effect of change in accounting
     principle (net of taxes of $1,750)                                      --               --           (3,250)              --
    Extraordinary gain (loss) on early extinguishment
     of long-term debt and capital securities (net of
      taxes of $396 in 1999 and $2,701 in 1998)                             735               --              735           (5,017)
                                                                    -----------      -----------      -----------      -----------
    Net income (loss) attributable to common stockholders           $      (621)     $    10,374      $     3,728      $    49,999
                                                                    ===========      ===========      ===========      ===========
Earning per share:
  Basic:
    Net income (loss) before change in accounting
     principle and extraordinary gain (loss)                        $      (.05)     $       .37      $       .23      $      1.91
    Cumulative effect of change in accounting principle                      --               --             (.12)              --
    Extraordinary gain (loss) on early extinguishment of
     long-term debt and capital securities                                  .03               --              .03             (.17)
                                                                    -----------      -----------      -----------      -----------
    Net income (loss) attributable to common stockholders           $      (.02)     $       .37      $       .14      $      1.74
                                                                    ===========      ===========      ===========      ===========
  Diluted:
    Net income loss before change in accounting principle
     and extraordinary gain (loss)                                  $      (.05)     $       .36              .23      $      1.85
    Cumulative effect of change in accounting principle                      --               --             (.12)              --
    Extraordinary gain (loss) on early extinguishment of
     long-term debt and capital securities                                  .03               --              .03             (.17)
                                                                    -----------      -----------      -----------      -----------
    Net income (loss) attributable to common stockholders           $      (.02)     $       .36      $       .14      $      1.68
                                                                    ===========      ===========      ===========      ===========
Average shares outstanding:
  Basic                                                                  25,723           28,024           25,999           28,687
                                                                    ===========      ===========      ===========      ===========
  Diluted                                                                25,822           28,672           26,133           29,805
                                                                    ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  For the Nine Months
                                                                                   Ended September 30,
                                                                               1999                    1998
                                                                               ----                    ----
Cash flows from operating activities:
  Net income before preferred dividends and extraordinary items              $   3,490               $  60,677
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                                              175                  (1,666)
    Increase in reserves for losses
      and loss expenses, net of due to/from reinsurers                          62,118                 112,978
    Depreciation and amortization                                               17,344                  16,383
    Change in unearned premiums and
      prepaid reinsurance premiums                                              33,825                  88,110
    Increase in premiums and fees receivable                                   (27,376)                (59,229)
    Change in Federal income taxes                                              (5,875)                (15,241)
    Change in deferred acquisition cost                                        (16,365)                (24,615)
    Realized gains on investments                                                2,404                 (13,386)
    Other, net                                                                 (42,675)                (52,213)
                                                                             ---------               ---------
          Net cash flows from operating activities
            before trading account sales                                        27,065                 111,798
Trading account purchase (sales), net                                              950                 (27,331)
                                                                             ---------               ---------
      Net cash flows from operating activities                                  28,015                  84,467
                                                                             ---------               ---------

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                              432,791                 484,020
     Equity securities                                                           9,533                  34,363
  Proceeds from maturities and prepayments of
       fixed maturity securities                                               117,726                 143,556
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                             (574,047)               (649,159)
     Fixed maturity securities held to maturity                                     --                  (3,034)
     Equity securities                                                          (5,457)                (31,642)
  Change in balances due to/from security brokers                                6,609                  16,971
  Cost of acquired companies, net of acquired
      cash and invested cash                                                        --                  (3,520)
  Other, net                                                                     2,006                 (23,914)
                                                                             ---------               ---------
          Net cash flows used in investing activities                          (10,839)                (32,359)
                                                                             ---------               ---------
Cash flows used in financing activities:
  Net proceeds from issuance of long-term debt                                      --                  39,858
  Repurchase of preferred stock                                                (98,092)                     --
  Net proceeds (repayment) from issuance of short-term debt                    (20,500)                 17,500
  Purchase of treasury shares                                                  (22,119)                (81,213)
  Retirement of long-term debt and capital securities                           (9,171)                (49,104)
  Cash dividends to common stockholders                                         (9,968)                (10,189)
  Cash dividends to preferred stockholders                                      (2,001)                 (5,507)
  Other, net                                                                     8,585                     296
                                                                             ---------               ---------
          Net cash flows used in financing activities                         (153,266)                (88,359)
                                                                             ---------               ---------
Net decrease in cash and invested cash                                        (136,090)                (36,251)
Cash and invested cash at beginning of year                                    386,278                 280,847
                                                                             ---------               ---------
Cash and invested cash at end of period                                      $ 250,188               $ 244,596
                                                                             =========               =========
Supplemental disclosure of cash flow information:
  Interest paid                                                              $  33,247               $  30,470
                                                                             =========               =========
  Federal income taxes paid (received), net                                  $ (13,544)              $  28,425
                                                                             =========               =========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

2.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                                For the Three Months             For the Nine Months
                                                 Ended September 30,             Ended September 30,
                                                 1999            1998            1999            1998
                                                 ----            ----            ----            ----
         Ceded premiums written                $ 77,575        $ 73,601        $234,480        $206,599
                                               ========        ========        ========        ========

         Ceded premiums earned                 $ 72,416        $ 68,909        $223,440        $194,799
                                               ========        ========        ========        ========

         Ceded losses and loss expenses        $ 73,474        $ 53,989        $198,735        $148,814
                                               ========        ========        ========        ========

         Effective, January 1, 1999 the Company purchased additional aggregate reinsurance protection for the regional property casualty insurance segment. Pursuant to the contract, the reinsurer will indemnify the regional companies for losses occurring during 1999 in excess of 71% of earned premiums, up to a limit of $35.0 million. Premiums of $8.1 million and $20.9 million and losses of $12.8 million and $35.0 million were ceded to the reinsurer in the third quarter and first nine months of 1999.

3.       COMPREHENSIVE INCOME

         The differences between comprehensive income (loss) and net income
(loss) are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                                     For the Three Months               For the Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                                     1999             1998             1999             1998
                                                                     ----             ----             ----             ----
Net income (loss) attributable to common stockholders              $   (621)        $ 10,374         $  3,728         $ 49,999

Other comprehensive income:
  Change in unrealized foreign exchange gains (losses)                  124             (448)             835           (2,925)
                                                                   --------         --------         --------         --------
  Unrealized holding gains(losses)on investment
   securities arising during the period, net of tax                 (12,527)          19,186          (76,630)          12,885
  Less: Reclassification adjustment for gains (losses)
        included in net income (loss), net of tax                    (2,221)           1,871           (1,563)           8,701
                                                                   --------         --------         --------         --------
   Net change in unrealized gains (losses) during
    the period                                                      (14,748)          21,057          (78,198)          21,586

Other comprehensive income (loss)                                   (14,624)          20,609          (77,363)          18,661
                                                                   --------         --------         --------         --------

Comprehensive income (loss)                                        $(15,245)        $ 30,983         $(73,635)        $ 68,660
                                                                   ========         ========         ========         ========

4.       INDUSTRY SEGMENTS

         The Company's operations are presently conducted through five basic segments: regional property casualty insurance; reinsurance; specialty lines of insurance; alternative markets operations and international. The regional property casualty insurance segment writes standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The specialty lines of insurance consist primarily of excess and surplus lines, commercial transportation, professional liability, directors and officers liability and surety. The Company's alternative markets segment specializes in insuring, reinsuring, and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Finally, the international operations represent the Company's joint venture (65% owned by the Company) with Northwestern Mutual Life International, Inc., which writes property and casualty insurance, as well as life insurance and related products, internationally. For the nine months ended September 30, 1999 and 1998, the joint venture wrote life insurance premiums of $16.7 million and $4.9 million, respectively.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies; see the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete description. Income tax expense (benefits) were calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carry-forwards only to the extent of taxes previously paid. Summary financial information about the Company's operating segments is presented in the following table. Income (loss) before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends, interest on inter-company debt and fees paid by subsidiaries for portfolio management and other services to the Company. Identifiable assets by segment are those assets used in the operation of each segment.


                                                                                                         INCOME
                                                                        REVENUES                         (LOSS)
                                                       -----------------------------------------         BEFORE        INCOME TAX
                                        INVESTMENT     UNAFFILIATED      INTER-                          INCOME        (EXPENSE)
(DOLLARS IN THOUSANDS)                    INCOME         CUSTOMERS       SEGMENT          TOTAL          TAXES          BENEFITS
---------------------------------------------------------------------------------------------------------------------------------
For the nine months ended September
 30, 1999:
  Regional                               $ 39,167       $  518,714      $ (1,266)      $  517,448       $(32,210)      $  9,169
  Reinsurance                              36,608          256,700          (520)         256,180         13,596         (2,737)
  Specialty                                39,317          237,964           887          238,851         34,220         (8,252)
  Alternative Markets                      27,165          165,189          (351)         164,838         20,121         (3,553)
  International                             4,935           68,556            --           68,556          1,569           (956)
  Corporate and other                         846            4,663       (45,851)         (41,188)       (15,409)        18,725
  Adjustments and
    eliminations                           (2,773)              --        47,101           47,101        (32,740)         5,372
---------------------------------------------------------------------------------------------------------------------------------
  Consolidated                           $145,265       $1,251,786      $     --       $1,251,786       $(10,853)      $ 17,768
---------------------------------------------------------------------------------------------------------------------------------
For the nine months ended September
 30, 1998:
  Regional                               $ 40,952       $  516,710      $ (1,652)      $  515,058       $  8,003       $ (4,666)
  Reinsurance                              35,139          212,196          (885)         211,311         26,555         (6,275)
  Specialty                                43,665          226,362        (2,257)         224,105         62,108        (17,452)
  Alternative Markets                      26,878          151,722          (683)         151,039         27,686         (6,304)
  International                             4,062           58,921            --           58,921         (4,765)           (34)
  Corporate and other                       6,060            8,699       (54,250)         (45,551)        (1,198)       (13,185)
  Adjustments and
    eliminations                           (5,251)              --        59,727           59,727        (46,160)        34,698
---------------------------------------------------------------------------------------------------------------------------------
  Consolidated                           $151,505       $1,174,610      $     --       $1,174,610       $ 72,229       $(13,218)
---------------------------------------------------------------------------------------------------------------------------------

         Interest expense for the reinsurance and alternative market segments was $1.7 million for the nine months ended September 30, 1999 and 1998. Additionally, corporate interest expense (net of intercompany amounts) was $36.3 million and $34.5 million for the corresponding periods.

Identifiable assets by segment are as follows:

                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                    1999                  1998
                                                                    ----                  ----
                     Regional                                   $ 1,425,826           $ 1,370,849
                     Reinsurance                                    996,731               996,186
                     Specialty                                    1,459,107             1,502,366
                     Alternative Markets                            899,296               863,578
                     International                                  178,593               151,832
                     Corporate and other                          1,415,865             1,545,744
                     Elimination                                 (1,557,308)           (1,447,124)
                                                                =============== ==================
                     Consolidated                               $ 4,818,110           $ 4,983,431
                                                                =============== ==================

5.       RESTRUCTURING CHARGE

         In the first quarter of 1999, the Company implemented a plan to restructure certain of its operating units. Under the plan, the Company will consolidate ten of its regional units into four; merge two of its alternative market units; and combine two of its international units. In connection with the restructuring plan, the Company expects to reduce its workforce by approximately 386 employees. The Company reported a restructuring charge of $11,505,000 in the first quarter of 1999 to reflect the estimated costs of the plan. These charges consist mainly of severance payments, contractual lease payments related to abandoned facilities, and abandoned equipment and property owned. The activities under the plan are expected to be substantially completed in 1999. The Company has paid $4.7 million related to the restructuring charge, and the remaining restructuring accrual is $6.8 million at September 30, 1999.

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

Item 2.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         Net income (loss) attributable to common stockholders ("net income
(loss)") was a net loss of $621,000 ($.02 diluted per share) for the third quarter of 1999, in comparison with net income of $10.4 million ($.36 diluted per share) for the 1998 period. Net income was $3.7 million ($.14 diluted per share) for the first nine months of 1999, in comparison with $50.0 million ($1.68 diluted per share) for the 1998 period.

         Operating income, which is defined as net income before realized investment gains, the change in accounting principle, and the extraordinary gain
(loss) on early extinguishment of long-term debt, was $865,000 ($.03 diluted per share) for the third quarter of 1999 in comparison with $8.5 million ($.30 diluted per share) earned in the corresponding 1998 quarter. Operating income was $7.8 million ($.29 diluted per share) for the first nine months of 1999, in comparison with $46.3 million ($1.55 diluted per share) for the corresponding 1998 period. Adjusting for the restructuring charge, operating income was $15.1 million ($.57 diluted per share) for the first nine months of 1999. The decline in earnings was primarily due to the effects of price competition on the regional and reinsurance segments and to an increase in loss activity in commercial transportation.

         The year-to-date 1999 results include an after-tax restructuring charge of $7.3 million, or $.28 per diluted share, primarily related to the Company's previously announced restructuring. The restructuring, which should be substantially completed by the end of 1999, is expected to result in annual after-tax savings of approximately $12.4 million. Under generally accepted accounting principles, the restructuring charge does not include additional costs related to systems changes, financial incentives and other activities, although they are directly related to the restructuring plan. The Company incurred such additional costs of approximately $2.8 million, on an after-tax basis, in the first nine months of 1999.

         As previously disclosed, during 1999 the Company adopted AICPA Statement of Position 97-3, "Accounting By Insurance and Other Enterprises for Insurance-Related Assessments." The adoption of this statement resulted in a non-cash, after-tax charge of $3.3 million, or $.12 per diluted share, which is reflected as a cumulative effect of a change in accounting principle.

         Third quarter net income included capital losses, net of taxes, of $2.2 million, or $.08 per share diluted, compared with capital gains of $1.9 million, or $.06 per share diluted, for the same period last year. For the first nine months of 1999 capital losses were $1.6 million, or $.06 per diluted share, compared with capital gains of $8.7 million, or $.30 per diluted share, recorded during the corresponding 1998 period.

         The Company reported an extraordinary gain of $735,000 in the third quarter of 1999, related to the repurchase and retirement of $10.0 million (face amount) of capital trust securities. In 1998 the Company reported an extraordinary loss of $5.0 million, related to the repurchase and retirement of $34.7 million (face amount) of long-term debt.

         As part of its ongoing review of its business segments, the Company is considering possible courses of actions for its reinsurance business that would seek to address developing changes in industry perceptions of required capital levels for reinsurers. These changes have resulted, in part, from the consolidation taking place in the reinsurance business. While the Company expects to determine a course of action in the near future, there can be no assurance that any strategic or other transaction will be effected.


Operating Results for the First Nine Months of 1999
as Compared to the First Nine Months of 1998

         Net premiums written during the nine months of 1999 increased by 4% to $1,085.7 million from $1,040.3 million written in the comparable 1998 period. Net premiums written by the regional segment decreased by $8.6 million, or 2%, due to the purchase of additional reinsurance protection (see Note 2 of the Notes to Consolidated Financial Statements included herein). Specialty net premiums written increased by $9.3 million, or 5%, as business relating to new products was partially offset by the non-renewal of certain business based on underwriting and pricing criteria. Net premiums written by the reinsurance operations increased by $32.2 million, or 16%, primarily due to an increase in pro-rata treaty volume. Alternative markets net premiums written increased $9.7 million, or 11%, due to an increase in business written by Key Risk Insurance Company, which commenced operations in January 1998 to underwrite business previously managed on behalf of a self-insurance association. International net premiums written increased $2.9 million, or 5%, primarily due to growth of the life insurance business in the Philippines.

         Pre-tax investment income decreased by 4% to $145.3 million due to an increase in the portion of the portfolio invested in municipal securities and to a reduction in invested assets resulting from the repurchase of common and preferred shares in 1998 and 1999. (See "Liquidity and Capital Resources.")

         Management fees and commission income ("Management fees") consist primarily of revenues earned by the alternative markets segment. Management fees increased $1.7 million from the comparable 1998 amount, as increased fees from new business of approximately 7% were offset by a decline in fees earned by Key Risk Management Services, Inc. (see the discussion above regarding increased net premiums written by Key Risk Insurance Company).

         Realized losses were $2.4 million in 1999 compared with realized gains of $13.4 million in 1998. Realized gains (losses) on fixed income securities result primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities and from provisions for permanent impairment of securities; realized gains (losses) on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 1999 and 1998 realized gains (losses) relate to fixed income securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 107.7% from 102.6% in the comparable 1998 period due to an increases in the consolidated loss and expense ratios. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 72.4% in 1999 from 68.1% in 1998 due to an increase in the frequency and severity of claims activity which more than offset better than expected experience on business written in prior years. Catastrophe losses were $54.7 million for the first nine months of 1999, compared with $48.7 million for the same period last year. The increase in incurred losses in the first nine months was partially offset by recoveries under the aggregate reinsurance cover (see Note 2 of the Notes to Consolidated Financial Statements included herein). The Company will continue to monitor the effect of price competition, as well as the effect of increased levels of claims activity, as they relate to the Company's anticipated loss ratios.

         Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations as well as the Company's corporate and investment expenses, increased by 8% to $448.2 million. The increase in other operating costs and expenses is primarily due to growth in premium volume which in turn results in an increase in underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) increased to 34.9% from 34.0%, mainly due to a reduction of net premiums resulting from the purchase of additional reinsurance protection and to certain costs directly attributable to the restructuring (see discussion above).

         The Federal income tax benefit in 1999 was $17.8 million compared with an expense of $13.2 million in 1998. The tax benefit in 1999, as compared to a tax expense in 1998, was due to a loss before income taxes in 1999 and to an increase in the percentage of revenues that are tax-exempt. In addition, the 1999 Federal income tax benefit reflects the closing with the Internal Revenue Service of tax years 1992 through 1994. (See "Liquidity and Capital Resources.")


Operating Results for the Third Quarter of
1999 as Compared to the Third Quarter of 1998

         For the third quarter of 1999 as compared to the corresponding 1998 period, net premiums written decreased 2% due to a decline in regional business. Net investment income increased 13% due to higher earnings in the trading portfolio.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 109.4% from 102.7% for the comparable 1998 period due to an increase in the consolidated loss ratio and an increase in the consolidated expense ratio. The consolidated loss ratio (losses and loss expense incurred expressed as a percentage of premiums earned) increased to 74.0% in 1999 from 68.7% in 1998 for the reasons discussed above.

         Other operating costs and expenses increased 7% to $151.8 million and the consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) increased to 35.0% for the 1999 period from 33.5% for the comparable 1998 period, for the reasons discussed above.


Liquidity and Capital Resources

         Cash flow from operating activities before trading account activities was $27.1 million in the nine months of 1999 compared with $111.8 million for the same period in 1998. The decrease in cash flow was primarily due to a higher level of claims activity.

         The investment portfolio, excluding trading account securities, on a cost basis, decreased by $138.5 million to $2,685.9 million at September 30, 1999 from $2,824.4 million at December 31, 1998. This decrease was primarily due to the repurchase of preferred and common stock. On January 25, 1999, the Company repurchased all outstanding Series A preferred shares for $98.1 million using funds previously escrowed for this purpose. During the first nine months of 1999 the Company also purchased 905,000 shares of its common stock for $22.1 million.

         The Company's investments are currently comprised of fixed income securities and trading securities. At September 30, 1999, as compared to December 31, 1998, the portfolio mix of the fixed income securities was as follows: tax-exempt securities remained at 42%; U.S. Government securities and cash equivalents were 24% (23% in 1998); mortgage-backed securities were 15% (18% in 1998); corporate fixed maturity securities were 17% (15% in 1998); and the balance of 2% was invested in other fixed income securities.

         The Company had net trading securities (trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account securities sold but not yet purchased) of $346.0 million as of September 30, 1999, as compared to $320.7 million as of December 31, 1998. The net trading account represented approximately 11% and 10% of the Company's net invested assets as of September 30, 1999 and December 31, 1998, respectively.

         For the nine months of 1999, stockholders' equity decreased by approximately $203.6 million primarily due to the repurchase of the Company's preferred and common stock for $120.2 million and to the change in unrealized holding gains and losses on investment securities of $78.2 million, net of tax. Accordingly, the Company's total capitalization decreased to $1,250.5 million at September 30, 1999 and the percentage of the Company's capital attributable to long-term debt increased to 32% from 27% at December 31, 1998.

         For background information concerning discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Year 2000

         The Company continues to address system requirements with regard to Year 2000 compliance issues and believes that all of the critical, primary operating software has been modified or replaced as necessary for compliance. This includes both operational and financial systems upon which the Company is dependent. Testing has been completed for those systems, and changes have been substantially finalized. Testing for secondary systems, such as telephone, building systems and small computer items, was substantially complete by the end of October 1999.

         The Company continues to communicate with third parties with which it has a material operating relationship, e.g. independent insurance agents and financial institutions, to identify Year 2000 system issues with respect to those third parties. Due to these communications, the Company has no reason to believe that those third parties will not be in general compliance with Year 2000 readiness; however, the Company is unable to determine whether all such third parties, particularly those located outside the United States, will achieve Year 2000 readiness in such manner as not to result in any material adverse effect on the Company.

         It is the Company's practice in the normal course of business to upgrade technology, including hardware and software, as appropriate. As a result of this practice, much of its Year 2000 readiness has been accomplished in the ordinary course. Through September 30, 1999, the Company has incurred approximately $6.8 million of costs which have been expensed as incurred, and estimates an additional $500,000 to be incurred in 1999 to complete Year 2000 compliance. The total cost associated with Year 2000 compliance is not expected to be material to the Company's financial position.

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

         Substantially all of the Company's subsidiaries have adopted contingency plans to address incidents that are outside their direct control, such as a failure by an unrelated third-party. The contingency plans are intended to allow the companies to mitigate such risks whenever feasible to do so at a reasonable expense, but there can be no assurance that contingency plans will be effective to deal with all such issues that may arise.

         The Year 2000 issue is also a concern for the Company from an underwriting standpoint to the extent of possible liability for coverage under general liability, property, directors and officers liability and other policies. Through September 30, 1999, no significant losses have arisen or come to light with respect to Year 2000 claims exposure for the Company's insurance and reinsurance subsidiaries. Additionally, certain of the Company's insurance subsidiaries may either include or exclude insurance coverage for Year 2000 exposures. However, due in part to the potential for judicial decisions which reformulate policies to expand their coverage for previously unforeseen theories of liability which may produce unanticipated claims, proposed legislative reform and because there is no prior history of such claims, the amount of any potential Year 2000 coverage liabilities is not determinable.

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

         The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1998 to September 30, 1999. In addition, the Company has maintained approximately the same investment mix during this period.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K


         On August 2, 1999 the Company filed a Current Report on Form 8-K with respect to its press release announcing results of operations for the second quarter of 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       W. R. BERKLEY CORPORATION




Date: November 9, 1999            By: /s/ WILLIAM R. BERKLEY
                                          -------------------------------------
                                          William R. Berkley
                                          Chairman of the Board and
                                          Chief Executive Officer





Date: November 9, 1999            By: /s/ EUGENE G. BALLARD
                                          -------------------------------------
                                          Eugene G. Ballard
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Treasurer