Form 10-K
period 1999-12-31
BERKLEY W R CORP
filed 2000-03-27
CIK 11544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-7849
                            ------------------------

                            W.R. BERKLEY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        22-1867895
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
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

                     Common stock, par value $.20 per share

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market of voting stock held by non-affiliates of the registrant based on the closing price of such stock on the Nasdaq National Market as of March 3, 2000: $327,382,427.

     Number of shares of common stock, $.20 par value, outstanding as of March 3, 2000: 25,616,578.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 1999 Annual Report to Stockholders for the year ended December 31, 1999 are incorporated herein by reference in Part II, and portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            W. R. BERKLEY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                December 31, 1999

                                                                                 Page

SAFE HARBOR STATEMENT                                                              3

      PART I

ITEM  1.  BUSINESS                                                                 4

ITEM  2.  PROPERTIES                                                              22

ITEM  3.  LEGAL PROCEEDINGS                                                       23

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     23

      PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                         23

ITEM  6.  SELECTED FINANCIAL DATA FOR THE FIVE YEARS
          ENDED DECEMBER 31, 1999                                                 24

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           25

ITEM  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              25

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             25

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                                25

      PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      26

ITEM  11. EXECUTIVE COMPENSATION                                                  29

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                                   29

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          29

      PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K                                                 29

                              SAFE HARBOR STATEMENT
                          UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995


         This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's performance for the year 2000, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including but not limited to, the impact of competition, product demand and pricing, claims development, catastrophe and storm losses, investment results, legislative and regulatory developments and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the 2000 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                                     PART I
ITEM 1. BUSINESS

General Description of the Company's Business

         W. R. Berkley Corporation (the "Company"), a Delaware corporation, is an insurance holding company which, through its subsidiaries, presently operates in all segments of the property casualty insurance business: regional property casualty insurance; reinsurance; specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); and international. The Company was founded on the concept that a group of autonomous regional and specialty insurance entities could compete effectively in selected markets within a very large industry. Decentralized control allows each subsidiary or regional group to respond to local or specialty market conditions while capitalizing on the effectiveness of centralized investment and reinsurance management and actuarial, financial and legal staff support.

         The Company's regional insurance operations are conducted primarily in the New England, Mid Atlantic, Midwest and Southern regions of the United States. Reinsurance, specialty insurance and alternative markets operations are conducted nationwide. Presently, international operations are conducted primarily in Argentina and the Philippines.

         Net premiums written, as reported on a generally accepted accounting principles ("GAAP") basis, by the Company's five major insurance industry segments for the five years ended December 31, 1999 were as follows:



                                                                                 Year Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                  1999              1998               1997                1996             1995
                                                  ----              ----               ----                ----             ----
                                                                                 (Amounts in thousands)
Net premiums written:

         Regional insurance operations       $    649,849       $    641,316       $    618,768       $    517,515       $  460,732
         Reinsurance operations                   309,181            269,634            206,652            218,200          196,299
         Specialty insurance operations           260,380            254,003            219,272            214,738          171,520
         Alternative markets operations           122,137            106,195             90,870             76,876           25,998
         International operations                  86,172             75,106             42,079             25,182            5,872
                                             ------------       ------------       ------------       ------------       ----------

                  Total                      $  1,427,719       $  1,346,254       $  1,177,641       $  1,052,511       $  860,421
                                             ============       ============       ============       ============       ==========

Percentage of net premiums written:

         Regional insurance operations               45.5%              47.6%              52.6%              49.2%            53.6%
         Reinsurance operations                      21.7               20.0               17.5               20.7             22.8
         Specialty insurance operations              18.2               18.9               18.6               20.4             19.9
         Alternative markets operations               8.6                7.9                7.7                7.3              3.0
         International operations                     6.0                5.6                3.6                2.4               .7
                                             ------------       ------------       ------------       ------------       ----------

                  Total                             100.0%             100.0%             100.0%             100.0%           100.0%
                                             ============       ============       ============       ============       ==========

         The following sections briefly describe the Company's insurance segments and subsidiaries. The statutory information contained herein is derived from that reported to state regulatory authorities in accordance with statutory accounting practices ("SAP"). The descriptions contain each significant insurance subsidiary's rating by A.M. Best and Company, Inc. ("A.M. Best"). A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: "Best's Ratings reflect [its] opinion as to the relative financial strength and performance of each insurer in comparison with others, based on [its] analysis of the information provided to [it]. These ratings are not a warranty of an insurer's current or future ability to meet its contractual obligations." A.M. Best reviews its ratings on a periodic basis, and ratings of the Company's subsidiaries are therefore subject to change.

                          REGIONAL INSURANCE OPERATIONS

The Company's regional property casualty subsidiaries write standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The Company's regional insurance operations have historically been conducted through ten principal operating subsidiaries. In 1999, the Company restructured the management and back-office operations of these ten companies into four geographic units based on markets served. As part of the restructuring, certain back office functions and operating redundancies were minimized or eliminated.

         The regional groups, and the primary regional company for each group, are as follows:

         - New England - Acadia Insurance Company

         - Mid Atlantic - Firemen's Insurance Company of Washington, D.C.

         - Midwest - Continental Western Insurance Company

         - Southern Tier - Union Standard Insurance Company

         Berkley Regional Insurance Company ("BRIC"), an intermediate holding company, owns all of the capital stock of the regional insurance companies and reinsures varying portions of the business written by the regional operations. BRIC is currently rated A by A.M. Best. This is a group rating which applies to each of the regional insurance companies and certain other subsidiaries as noted herein.


NEW ENGLAND REGIONAL INSURANCE GROUP

         Acadia Insurance Company ("Acadia") writes multiple line property and casualty coverages principally in the States of Maine, New Hampshire, Vermont and Massachusetts and sells its personal and commercial coverages through independent agencies. Acadia's net premiums written for the year ended December 31, 1999 were $133,168,000. Acadia utilizes its subsidiary, Cadillac Mountain Insurance Company, as a companion writer.


MID ATLANTIC REGIONAL INSURANCE GROUP

         The Mid Atlantic regional insurance group consists of Firemen's Insurance Company of Washington, D.C. ("Firemen's), Berkley Insurance Company of the Carolinas ("BICC"), Chesapeake Bay Property and Casualty Insurance Company ("Chesapeake") and The Presque Isle Insurance Division of Firemen's. Firemen's is the lead company in the Mid Atlantic group and manages the affairs of the group from its headquarters in Richmond, Virginia. Firemen's, Chesapeake and BICC sell their policies primarily through agents in the District of Columbia and the States of Maryland, North Carolina, Pennsylvania and Virginia.

         Firemen's Insurance Company of Washington, D.C. writes homeowners, other personal lines and commercial risks in the District of Columbia and in the States of Maryland, North Carolina and Virginia. In March 1995, Firemen's established The Presque Isle Insurance Division in order to expand its operations into the Commonwealth of Pennsylvania. Firemen's net premiums written for the year ended December 31, 1999 were $60,231,000.

         Berkley Insurance Company of the Carolinas writes personal and commercial lines in North Carolina and is expanding to surrounding states. Its net premiums written for the year ended December 31, 1999 were $33,805,000.

         Chesapeake Bay Property and Casualty Insurance Company writes personal and commercial lines in the State of Virginia. Chesapeake's net premiums written for the year ended December 31, 1999 were $28,573,000.


MIDWEST REGIONAL INSURANCE GROUP

         The Midwest regional insurance group consists of Continental Western Insurance Company ("Continental Western"), American West Insurance Company ("American West"), Tri-State Insurance Company of Minnesota ("Tri-State") and Union Insurance Company ("Union"). Continental Western is the lead company in the group and manages group affairs from its office in Urbandale, Iowa. Continental Western, Tri-State and Union obtain their business primarily in the smaller communities of the Midwest through independent insurance agencies, which represent them on a non-exclusive basis and are compensated on a commission basis. The following are brief descriptions of the companies in the Midwest regional group:

         Continental Western Insurance Company writes a diverse commercial lines book of business as well as personal lines principally in the States of Iowa, Nebraska, Kansas, Illinois, Missouri, Wisconsin and Montana. Continental Western's net premiums written for the year ended December 31, 1999 were $167,395,000.

         American West Insurance Company's business consists primarily of personal lines in the States of Minnesota, Montana, Wisconsin and South Dakota. American West's net premiums written for the year ended December 31, 1999 were $8,871,000.

         Tri-State Insurance Company of Minnesota writes commercial lines (specializing in grain elevator coverages), as well as personal lines, primarily in the States of Minnesota, Iowa, North and South Dakota, Nebraska, Wisconsin and Illinois. Tri-State's net premiums written for the year ended December 31, 1999 were $52,782,000.

         Union Insurance Company's business consists of personal lines as well as commercial lines insurance concentrated in the States of Nebraska, Kansas, Colorado and South Dakota. Union's net premiums written for the year ended December 31, 1999 were $56,468,000.


SOUTHERN TIER REGIONAL INSURANCE GROUP

         The Southern Tier regional insurance group consists of Union Standard Insurance Company ("Union Standard") and Great River Insurance Company ("Great River"). Union Standard is the lead company in the group and manages group affairs from its office in Irving, Texas. Union Standard and Great River obtain their business primarily in the smaller communities of the Southwest through independent insurance agencies, which represent them on a non-exclusive basis and are compensated on a commission basis. The following are brief descriptions of the companies in the Southern Tier regional group:

         Union Standard Insurance Company writes personal lines and commercial lines of insurance for small businesses in the States of Texas, Oklahoma, Arkansas, Colorado and Arizona. Union Standard's net premiums written for the year ended December 31, 1999 were $69,715,000.

         Great River Insurance Company writes personal and commercial lines in Mississippi, Tennessee, Alabama and Louisiana and is expanding to surrounding states. Great River's net premiums written for the year ended December 31, 1999 were $38,841,000.

Regional Operations: Business

         The following table sets forth the percentages of direct premiums written, by line, by the Company's regional insurance operations:


                                                        1999           1998           1997          1996           1995
                                                        ----           ----           ----          ----           ----
     Commercial Multi-Peril                             21.9%          20.7%          20.5%         20.8%          21.5%
     Workers' Compensation                              17.8           18.6           19.3          20.1           20.8
     Automobile:
     Personal                                           14.3           14.8           15.2          16.4           17.4
     Commercial                                         21.7           20.8           19.6          17.4           15.6
     General Liability                                   7.0            6.9            6.8           6.5            6.1
     Homeowners                                          5.8            6.3            7.1           7.9            8.7
     Fire and Allied Lines                               4.5            4.7            5.0           4.7            4.6
     Inland Marine                                       3.6            3.4            2.0           2.8            2.6
     Other                                               3.4            3.8            4.5           3.4            2.7
                                                       -----          -----          -----         -----          -----
     Total                                             100.0%         100.0%         100.0%        100.0%         100.0%
                                                       =====          =====          =====         =====          =====


         The following table sets forth the percentages of direct premiums written, by state, by the Company's regional insurance operations:

                                                        1999          1998           1997           1996           1995
                                                        ----          ----           ----           ----           ----
         Maine                                           8.2%          9.4%          10.2%          10.8%          10.8%
         Iowa                                            7.2           7.5            7.7            8.4            9.4
         Nebraska                                        7.1           7.0            7.5            8.2            9.1
         Texas                                           6.3           6.3            6.8            7.5            8.0
         New Hampshire                                   6.0           5.8            5.8            6.0            6.0
         Pennsylvania                                    5.4           5.0            4.8            2.2             --
         Minnesota                                       5.0           5.4            5.3            5.4            5.6
         North Carolina                                  4.8           4.8            4.2            1.5            0.1
         Kansas                                          4.3           4.5            4.6            4.8            4.9
         Mississippi                                     3.9           5.0            5.7            6.1            5.5
         Virginia                                        3.7           4.1            4.2            3.7            2.9
         Colorado                                        3.7           3.5            3.5            3.8            4.1
         Massachusetts                                   3.6           2.2            0.2            0.1             --
         Missouri                                        3.5           3.4            3.6            3.6            3.8
         South Dakota                                    3.5           3.7            4.2            5.4            6.8
         Vermont                                         3.0           3.0            3.2            3.1            2.4
         Wisconsin                                       2.5           2.5            2.6            2.9            3.6
         Illinois                                        2.4           2.6            2.8            3.1            3.5
         Arkansas                                        1.7           1.7            1.8            1.8            2.1
         Tennessee                                       1.6           1.3            1.0            0.4             --
         South Carolina                                  1.4           1.5            1.0             --
         Oklahoma                                        1.3           1.3            1.3            1.3            1.4
         Idaho                                           1.2           1.4            1.1            0.6            0.2
         Montana                                         1.1           1.2            1.3            1.4            1.4
         North Dakota                                    0.9           1.0            1.2            1.6            2.6
         Ohio                                            0.8           0.6            0.5            0.5            0.1
         Arizona                                         0.7            --             --             --             --
         Maryland                                        0.7           0.6            0.7            0.7            0.7
         Oregon                                          0.7           0.6            0.6            0.5            0.3
         Other                                           3.8           3.1            2.6            4.6            4.7
                                                       -----         -----          -----          -----          -----
         Total                                         100.0%        100.0%         100.0%         100.0%         100.0%
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

         The Property Casualty Treaty Division is the largest business unit in terms of personnel and premiums written. This division of Signet Star is committed exclusively to the broker market segment of the treaty reinsurance industry. It functions as a traditional reinsurer in specialty and standard reinsurance lines. This unit is de-emphasizing commodity lines of business, which are experiencing intense competition brought on, in part, by excess capacity.


         Facultative ReSources, Inc. ("Fac Re"), an underwriting manager, specializes in individual certificate and program facultative business. Fac Re's highly experienced underwriters seek to offset the underwriting and pricing cycles in the underlying insurance business by developing risk management solutions and through superior risk selection. Fac Re develops its business through brokers and on a direct basis where the client does not choose to use an intermediary.


         The Fidelity and Surety Division ("F&S") operates as a lead reinsurer in a niche market of the property casualty industry where its highly specialized knowledge and expertise are essential to meet the needs of fidelity and surety primary writers. Business is marketed principally through brokers as well as directly to clients not served by intermediaries.


         Gemini Insurance Company is an excess and surplus line insurance company which commenced business in 1997 to provide Signet Star with primary issuing carrier capability and thereby generate "reverse flow" business. Under the reverse flow concept, a reinsurer writes primary business through a subsidiary or affiliated carrier that is then ceded back to the reinsurer. It operates as an authorized insurance company in the State of Delaware and will operate nationwide, as necessary legal and regulatory requirements are met, as an approved excess and surplus line carrier. Gemini is rated A by A.M. Best.


         StarNet Insurance Company ("StarNet") was acquired by Signet Star in 1998 to write reverse flow business on an admitted basis. Signet Star will seek to license StarNet broadly to serve as an adjunct to Gemini to write primary business on an admitted basis nationwide. StarNet is rated A by A.M. Best.


         The Latin American and Caribbean Division was established in 1996 to write business exclusively in Latin America and the Caribbean. In January 2000, Signet Star decided to withdraw from this market place, with no new business being written after February 1, 2000. The Division's net premiums written for the year ended December 31, 1999 were $21,088,000.

Reinsurance Operations: Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's reinsurance operations:


                                                1999         1998           1997           1996            1995
                                                ----         ----           ----           ----            ----
     Treaty:
     Casualty and other                         46.0%        39.7%          38.7%          45.1%           46.6%
     Property and related lines                 15.1         19.1           16.1           23.3            26.8
     Professional and specialty                 10.1          8.4            5.5            4.7             4.8
                                                ----         ----           ----           ----            ----
     Total Treaty                               71.2         67.2           60.3           73.1            78.2

     Facultative:                               14.9         14.8           15.4           11.7            14.2
     Fidelity and Surety                         7.7          6.8           10.5            9.5             7.6
     Latin American and Caribbean                6.2         11.2           13.8            5.7              --
                                               -----         ----          -----          -----           -----
     Total                                     100.0%       100.0%         100.0%         100.0%          100.0%
                                               =====        =====          =====          =====           =====

         The following table sets forth the percentage of gross premiums written, by property versus casualty business, by the Company's reinsurance operations:


                                                1999           1998          1997           1996            1995
                                                ----           ----          ----           ----            ----
         Property                               20.6%          31.4%         32.7           35.2%           33.4%
         Casualty                               79.4%          68.6%         67.3           64.8            66.6
                                               -----          -----         -----          -----           -----
                  Total                        100.0%         100.0%        100.0%         100.0%          100.0%
                                               ======         =====         =====          =====           =====


                         SPECIALTY INSURANCE OPERATIONS

         The Company's specialty lines of insurance consist primarily of excess and surplus lines ("E & S"), commercial transportation, professional liability, directors and officers liability and surety.


         Admiral Insurance Company ("Admiral") specializes in E & S general liability coverages, including products liability and professional liability. Admiral insures risks requiring specialized treatment not available in the conventional market, with coverage designed to meet the specific needs of the insured. Business is received from wholesale brokers via retail agents, whose clients are the insureds. E & S carriers operate on a non-admitted basis in the states where they write business. They are generally free from rate regulation and policy form requirements. Admiral's business is obtained on a nationwide basis from approximately 190 non-exclusive brokers, who are compensated on a commission basis. Admiral also writes directors and officers liability insurance through operations conducted by Monitor Liability Managers, Inc., an underwriting manager established by the Company. Admiral is rated A++ by A.M. Best. Admiral's net premiums written for the year ended December 31, 1999 were $103,738,000.

         In 1999, Admiral purchased FICO Insurance Company from Firemen's and changed its name to Admiral Indemnity Insurance Company ("Admiral Indemnity"). As an admitted company, Admiral Indemnity will compete for certain risks that might be subject to the commercial lines deregulation enactments (see "Regulation") as well as other risks which prefer an admitted carrier. Admiral Indemnity will also continue to write commercial business consisting primarily of multiple dwelling and restaurant coverages principally in the State of New York through operations conducted by Clermont Specialty Managers, Ltd., an underwriting manager which is owned by the Company. Admiral Indemnity is rated A by A.M. Best (BRIC group rating). Admiral Indemnity's net premiums written for the year ended December 31, 1999 were $13,320,000.

         Carolina Casualty Insurance Company ("Carolina") writes liability, physical damage and cargo insurance for the transportation industry, concentrating on long-haul trucking companies. Public transportation insurance for such risks as charter buses and school buses also makes up a substantial part of Carolina's book of business. Carolina's business is obtained nationwide from approximately 120 agents and brokers who are compensated on a commission basis. Carolina also writes surety bonds through operations conducted by Monitor Surety Managers, Inc., an underwriting manager established by the Company. In December 1998, Carolina began writing directors and officers liability insurance through operations conducted by Monitor Liability Managers, Inc., an underwriting manager established by the Company. Carolina is rated A by A.M. Best. Carolina's net premiums written for the year ended December 31, 1999 were $82,673,000.


         Nautilus Insurance Company ("Nautilus") insures E & S risks which involve a lower degree of expected severity than those covered by Admiral. Nautilus obtains its business nationwide from approximately 135 non-exclusive general agents, some of which also provide business to Admiral. A substantial portion of Nautilus' business is written on a binding authority basis, subject to certain contractual limitations. Nautilus is rated A by A.M. Best. Nautilus' net premiums written for the year ended December 31, 1999 were $60,649,000. Great Divide Insurance Company ("Great Divide"), a subsidiary of Nautilus also rated A by A.M. Best, writes transportation risks, as well as other specialty lines, on an admitted basis.

Specialty Operations: Business

         The following table sets forth the percentages of gross premiums written, by line, by the Company's specialty insurance operations:

                                                         1999        1998       1997        1996        1995
                                                         ----        ----       ----        ----        ----
General Liability                                        30.5%       28.2%      34.1%       35.3%       37.6%
Automobile Liability                                     18.3        19.0       17.7        20.9        27.5
Professional Liability                                   16.5        16.9       14.7        12.1         7.0
Directors and Officers Liability                          6.6         7.7        8.1        10.0         9.0
Fire and Allied Lines                                     7.7         7.1        7.5         7.1         4.9
Automobile Physical Damage                                6.4         6.1        4.9         5.3         6.8
Medical Malpractice                                       6.0         6.1        4.0         3.3         2.3
Inland Marine                                             1.9         1.8        1.5         1.6         2.1
Commercial Multi-Peril                                    3.3         3.1        3.0         1.0         0.7
Surety                                                    2.1         2.0        1.9         1.3         0.8
Workers' Compensation                                     0.6         1.9        2.5         1.7         0.7
Other                                                     0.1         0.1        0.1         0.4         0.6
                                                        -----       -----      -----       -----       -----
Total                                                   100.0%      100.0%     100.0%      100.0%      100.0%
                                                        =====       =====      =====       =====       =====


                               ALTERNATIVE MARKETS

         The Company's alternative markets operations specialize in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Typical clients are those who are driven by various factors to seek less costly and more efficient techniques to manage their exposure to claims. The Company's alternative markets segment consists of both excess and primary workers' compensation insurance; insurance services operations which manage alternative market mechanisms; and reinsurance of alternative risk business.

WORKERS' COMPENSATION INSURANCE

         Midwest Employers Casualty Company ("Midwest Employers") markets and underwrites excess workers' compensation ("EWC") insurance and related risk management services, including a full range of consulting services. EWC insurance is marketed primarily to employers and employer groups which have elected and have qualified or been approved by state regulatory authorities to self-insure their workers' compensation programs. EWC insurance provides coverage to a self-insured employer once the employer's losses exceed the employer's retention amount. Midwest Employers offers a complete line of EWC products, including specific and aggregate EWC insurance policies and surety bonds. Midwest Employers is rated A- by A.M.Best. Midwest Employers net premiums written for the year ended December 31, 1999 were $41,287,000.

         Preferred Employers Insurance Company ("Preferred Employers") was established in 1998 to insure workers' compensation risks in California, focusing on the small employer market. Preferred Employers is rated A by A.M. Best (BRIC group rating). Preferred Employers net premiums written for the year ended December 31, 1999 were $4,073,000.

         Key Risk Insurance Company (Key Risk), a North Carolina insurance company, was organized in 1998 to target the business of funds or other entities moving out of self-insurance. Key Risk has an A.M. Best rating of A (BRIC group rating). Its net premiums written for the year ended December 31, 1999 were $28,103,000.


INSURANCE SERVICES OPERATIONS

         The alternative markets insurance service operations are conducted by Berkley Risk Administrators Company, LLC. This business offer a variety of products, which include underwriting and claims administration and management of alternative insurance market mechanisms. In addition, the insurance services operations provide agency and brokerage services to both affiliated and unaffiliated entities.


         Berkley Risk Administrators Company, LLC ("BRAC") offers a full range of alternative solutions customized to meet risk financing needs for various structures, such as assigned risk plans, captive insurance companies, retention pools, risk retention groups, self-funded plans and specialty insurance company programs. Program management services include property casualty and workers' compensation third-party administration, claims adjustment and management, employee benefit consulting, employee benefit third-party administration, financial accounting, insurance and reinsurance risk transfer, loss control and safety consulting, management information systems, regulatory compliance and relations, risk management consulting, assigned risk plan management, statistical analysis, underwriting, rating and policy issuance and managed care. Through its 42 offices in 18 states, BRAC serves a national customer base that includes businesses, governments, educational institutions, tribal nations, non-profit entities and insurers.


REINSURANCE

         Signet Star - Alternative Markets Division specializes in providing custom designed reinsurance products and services to alternative markets ("ARM") clients, such as captive insurance companies, risk retention groups, public entity insurance trusts and governmental pools. ARM clients are generally self-insured vehicles which provide insurance buyers with a mechanism for assuming part of their own risk, managing their exposures, modifying their loss costs and, ultimately, participating in the underwriting results. Signet Star has been an active reinsurer of ARM clients for over ten years and is considered to be one of the leading broker market reinsurers of ARM business. The Alternative Markets operation is expanding its efforts in single-parent captives by leveraging its resources and its relationships with affiliates and establishing strategic alliances with nonaffiliated captive managers. Its net premiums written for the year ended December 31, 1999 were $49,048,000.

Alternative Markets Operations: Business

         The following table sets forth the percentages of revenues, by major source of business, of the alternative markets operations:


                                                       1999          1998         1997        1996         1995
                                                       ----          ----         ----        ----         ----

        Workers' Compensation Insurance                49.9%         48.8%        52.7%       56.9%        28.4%
        Insurance Service Operations                   27.6          29.6         29.3        29.4         49.5
        Reinsurance                                    22.5          21.6         18.0        13.7         22.1
                                                      -----         -----        -----       -----        -----
        Total                                         100.0%        100.0%       100.0%      100.0%       100.0%
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

         Berkley International owns 99.9% of Berkley International Argentina S.A. ("Berkley S.A."), an Argentine holding company. It also owns 59% of Philippine Insurance Holdings, Inc., a Philippine holding company, as well as 67% of Family First, Inc., a direct sales and marketing operation. Berkley S.A. offers property casualty insurance and life insurance in Argentina. Philippine Insurance Holdings, Inc. provides endowment policies to fund educational and retirement needs and diversified life products in the Philippines.

International Operations: Business

         The following table set forth the percentages of gross premiums for the Company's international operations:

                                                 1999           1998           1997          1996          1995
                                                 ----           ----           ----          ----          ----
         Property and Casualty                   72.3%          85.5%          96.3%        100.0         100.0%
         Life                                    16.5           10.9            3.7            --            --
                                                 ----           ----          -----         -----         -----
         Total Argentina                         88.8           96.4          100.0         100.0         100.0

         Philippines                             11.2            3.6             --            --            --
                                                -----          -----          -----         -----         -----
         Total                                  100.0%         100.0%         100.0%        100.0%        100.0%
                                                =====          =====          =====         =====         =====

                           Results by Industry Segment

         Summary financial information about the Company's operating segments is presented on a GAAP basis in the following table (all amounts include realized capital gains and losses):

                                                                Year Ended December 31,
                                       -------------------------------------------------------------------------
                                          1999            1998            1997             1996            1995
                                          ----            ----            ----             ----            ----
                                                               (Amounts in thousands)
Regional Insurance Operations

Total revenues                         $ 702,129       $ 682,519       $ 635,142       $ 529,479       $ 467,009
Income (loss) before income taxes        (97,362)        (24,524)         47,624          35,169          38,171

Reinsurance Operations

Total revenues                           341,940         297,144         242,086         244,066         221,241
Income before income taxes                14,091          33,858          42,193          32,756          19,661

Specialty Insurance Operations

Total revenues                           309,068         311,955         284,321         247,131         212,484
Income before income taxes                39,261          85,889          68,088          52,113          37,640

Alternative Markets Operations

Total revenues                           222,276         205,935         184,733         172,027         103,656
Income before income taxes                24,919          36,501          34,733          32,278          10,254

International Operations

Total revenues                            93,878          80,287          45,360          26,435           7,313
Income (loss) before income taxes          3,535          (7,017)         (3,566)         (1,283)           (259)

         The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. Summary information for the Company's insurance companies and the insurance industry is presented in the following table (1):

                                                               Year Ended December 31,
                                          ------------------------------------------------------------------
                                           1999           1998           1997           1996           1995
                                           ----           ----           ----           ----           ----
Regional Insurance Operations
Loss ratio                                 84.7%          76.0%          66.6%          66.8%          65.1%
Expense ratio                              36.1           35.8           34.0           34.1           34.1
Policyholders' dividend ratio                .7             .9             .5             .6             .9
                                          -----          -----          -----          -----          -----
Combined ratio                            121.5%         112.7%         101.1%         101.5%         100.1%
                                          =====          =====          =====          =====          =====

Reinsurance Operations
Loss ratio                                 76.0%          74.3%          69.2%          73.3%          78.1%
Expense ratio                              33.2           31.5           32.1           30.1           26.4
                                          -----          -----          -----          -----          -----
Combined ratio                            109.2%         105.8%         101.3%         103.4%         104.5%
                                          =====          =====          =====          =====          =====

Specialty Insurance Operations
Loss ratio                                 66.0%          61.8%          61.9%          68.4%          77.9%
Expense ratio                              32.9           31.7           33.3           30.9           28.2
Policyholders' dividend ratio                .2             .3             .5             .3             .3
                                          -----          -----          -----          -----          -----
Combined ratio                             99.1%          93.8%          95.7%          99.6%         106.4%
                                          =====          =====          =====          =====          =====

Alternative Markets Operations
Loss ratio                                 67.4%          63.7%          73.1%          74.8%          72.3%
Expense ratio                              37.3           36.0           35.8           34.9           31.9
                                          -----          -----          -----          -----          -----
Combined ratio                            104.7%          99.7%         108.9%         109.7%         104.2%
                                          =====          =====          =====          =====          =====

International Operations
Loss ratio                                 53.3%          59.7%          59.8%          49.7%          50.0%
Expense ratio                              46.4           48.5           54.6           49.9           58.3
                                          -----          -----          -----          -----          -----
Combined ratio                             99.7%         108.2%         114.4%          99.6%         108.3%
                                          =====          =====          =====          =====          =====

Combined Insurance Operations
Loss ratio                                 76.5%          71.2%          66.4%          68.7%          70.7%
Expense ratio                              35.4           34.9           34.4           33.1           31.3
Policyholders' dividend ratio                .3             .5             .4             .4             .5
                                          -----          -----          -----          -----          -----
Combined ratio                            112.2%         106.6%         101.2%         102.2%         102.5%
                                          =====          =====          =====          =====          =====

Combined Insurance Operations
Premiums to surplus ratio (2)               1.6            1.4            1.2            1.2            1.0
                                          =====          =====          =====          =====          =====

Industry Ratios
Combined ratio                            107.5% (3)     105.0%(4)      101.6%(4)      107.0%(4)      107.2%(5)
Premiums to surplus ratio                    .9% (3)        .8%(5)         .9%(5)        1.0%(5)        1.2%(5)

(1)    Based on U.S. statutory accounting practices.
(2) Based on the Company's consolidated net premiums written to statutory surplus.
(3)    Estimated by A.M. Best.
(4)    Source: A.M. Best Aggregates & Averages, for stock companies.
(5)    Source: A.M. Best Aggregates & Averages, for total industry.

Investments

         Investment results before income tax effects were as follows:

                                        1999            1998             1997            1996             1995
                                        ----            ----             ----            ----             ----
                                                                (Amounts in thousands)
Average investments, at cost         $3,045,391       $2,996,707      $2,873,730      $2,538,806       $2,081,547
                                     ==========       ==========      ==========      ==========       ==========
Investment income,
    before expenses                  $  198,556       $  206,065      $  205,812      $  171,047       $  143,527
                                     ==========       ==========      ==========      ==========       ==========
Percent earned on
    average investments                     6.5%             6.9%            7.2%            6.7%             6.9%
                                     ==========       ==========      ==========      ==========       ==========

Realized gains (losses)              $   (6,064)      $   25,400      $   13,186      $    7,437       $   10,357
                                     ==========       ==========      ==========      ==========       ==========

Change in unrealized investment
    gains (losses) (1)               $ (173,084)      $   22,147      $   66,306      $  (22,409)      $  142,475
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

                                                                     December 31,
                                              -----------------------------------------------------
                                               1999         1998       1997        1996       1995
                                               ----         ----       ----        ----       ----
1 year or less                                  3.0%         1.7%       4.4%        3.1%       4.2%
Over 1 year through 5 years                    16.4         16.0       26.4        20.7       17.9
Over 5 years through 10 years                  26.0         24.4       19.1        25.0       29.4
Over 10 years                                  34.6         37.2       29.2        27.1       26.2
Mortgage-backed securities                     20.0         20.7       20.9        24.1       22.3
                                              -----        -----      -----       -----      -----
Total                                         100.0%       100.0%     100.0%      100.0%     100.0%
                                              =====        =====      =====       =====      =====


Loss and Loss Adjustment Expense Reserves

         In the property casualty industry, it is not unusual for significant periods of time to elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which is a balance sheet account representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. The Company's loss reserves reflect current estimates of the ultimate cost of closing outstanding claims; other than its excess workers' compensation ("EWC") business, as discussed below, the Company does not discount its reserves to estimated present value for financial reporting purposes.

         In general, when a claim is reported, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis which provide for losses incurred but not yet reported to the insurer, potential inadequacy of case reserves, the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process ("LAE"), and a provision for potentially uncollectible reinsurance. Each insurance subsidiary's net retention for each line of insurance is taken into consideration in computation of ultimate losses.

         In examining reserve adequacy, several factors are considered, including historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. The actuarial process relies on the basic assumption that past experience, adjusted judgmentally for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Reserve amounts are necessarily based on management's informed estimates and judgments using data currently available. As additional experience and other data become available and are reviewed, these estimates and judgments are revised. This may result in increases or decreases to reserves for insured events of prior years. The reserving process implicitly recognizes the impact of inflation and other factors affecting loss costs by taking into account changes in historical claim patterns and perceived trends. There is no precise method to evaluate the impact of any specific factor on the adequacy of reserves, because the ultimate cost of closing claims is influenced by numerous factors.

         While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to fluctuation. In particular, high levels of jury verdicts against insurers, as well as judicial decisions which "re-formulate" policies to expand coverage to include previously unforeseen theories of liability, e.g., those regarding pollution and other environmental exposures, have produced unanticipated claims and increased the difficulty of estimating the loss and loss adjustment expense reserves provided by the Company.

         Due to the nature of EWC business and the long period of time over which losses are paid in this line of business, the Company discounts its liabilities for EWC losses and loss expenses. Discounting liabilities for losses and loss expenses gives recognition to the time value of money set aside to pay claims in the future and is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from loss payout experience and is supplemented with data compiled by insurance companies writing workers' compensation on an excess-of-loss basis. The expected payout pattern has a very long duration because it reflects the nature of losses which generally penetrate self-insured retention limits contained in EWC policies. The Company has limited the expected payout duration to 30 years in order to introduce an additional level of conservatism into the discounting process. These liabilities have been discounted using "risk-free" discount rates determined by reference to the U.S. Treasury yield curve weighted for EWC premium volume to reflect the seasonality of the anticipated duration of losses associated with such coverages. The average discount rate for accident years 1999, 1998, 1997, 1996 and 1995 and prior was approximately 5.90% 5.90%,
5.98%, 5.90% and 5.80%, respectively. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $186,981,000, $186,964,000, $189,600,000 and $172,415,000 at December 31, 1999, 1998, 1997 and 1996,
respectively.

         To date, known pollution and environmental claims at the Company's insurance company subsidiaries have not had a material impact on the Company's operations. Environmental claims have not materially impacted the Company because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

         The Company's net reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $30,944,000 and $33,391,000 at December 31, 1999 and 1998, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to pollution and environmental claims were $65,966,000 and $69,283,000 at December 31, 1999 and 1998,
respectively. Net incurred losses and loss expenses for reported pollution and environmental claims were approximately $1,371,000, $2,227,000 and $79,000 in 1999, 1998 and 1997, respectively. Net paid losses and loss expenses were approximately $3,819,000, $2,614,000 and $2,175,000 in 1999, 1998 and 1997,
respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

         The table below provides a reconciliation of the beginning and ending reserve balances, on a gross of reinsurance basis (dollars in thousands)(1):

                                                                1999             1998            1997
                                                                ----             ----            ----
        Net reserves at beginning of year                   $ 1,583,304      $ 1,433,011       $ 1,333,122
                                                            -----------      -----------       -----------
        Net reserves of acquired companies                         --              2,189             4,984
        Net provision for losses and loss expenses:
          Claims occurring during the current year (2)        1,032,089          944,887           747,977
          Increase (decrease) in estimates for
            claims occurring in prior years                      28,351          (42,929)          (21,313)
        Amortization of discount                                 10,473            9,111             7,760
                                                            -----------      -----------       -----------
                                                              1,070,913          911,069           734,424
                                                            -----------      -----------       -----------
      Net payments for claims
      Current year                                              433,942          397,787           315,370
      Prior years                                               496,410          365,178           324,149
                                                            -----------      -----------       -----------
                                                                930,352          762,965           639,519
                                                            -----------      -----------       -----------
        Net reserves at end of year                           1,723,865        1,583,304         1,433,011
        Ceded reserves at end of year                           617,025          537,219           476,677
                                                            -----------      -----------       -----------
        Gross reserves at end of year                       $ 2,340,890      $ 2,120,523       $ 1,909,688
                                                            ===========      ===========       ===========

       A reconciliation, as of December 31, 1999, between the reserves reported in the accompanying consolidated financial statements which have been prepared in accordance with GAAP and those reported on a SAP basis is as follows (in thousands):

         Net reserves reported on a SAP basis                        $1,780,069
         Additions (deductions) to statutory reserves:
           Loss reserve discounting (3)                                 (70,810)
           Outstanding drafts reclassified as reserves                   14,606
                                                                     ----------
         Net reserves reported on a GAAP basis                        1,723,865
           Ceded reserves reclassified as assets                        617,025
                                                                     ----------
         Gross reserves reported on a GAAP basis                     $2,340,890
                                                                     ==========

(1) The balance sheet includes $20,348,000 and $6,043,000 as of December 31, 1999 and 1998, respectively, relating to reserves for life insurance which are not included in the table above, and the statement of operations includes $14,913,000 and $3,693,000 for the year ended December 31, 1999 and 1998, respectively, relating to policyholder benefits incurred on life insurance which are not included in the above table.
(2) Claims occurring during the current year is net of discount of $22,923,754, $20,354,000 and $29,783,000 for the years ended December 31,
       1999, 1998 and 1997, respectively.
(3) For statutory purposes, Midwest Employers uses a discount rate of 3% as permitted by the Department of Insurance of the State of Ohio. For GAAP purposes, Midwest Employers uses a discount rate based on the U. S. Treasury yield curve weighted for the expected payout period, as described above.

       The following table presents the development of net reserves for 1989 through 1999. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.


         The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1989 reserves have developed a $84 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above.

         It should be noted that the table presents a "run off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1989 is reserved for $2,000 as of December 31, 1989. Assuming this claim was settled for $2,300 in 1999, the $300 deficiency would appear as a deficiency in each year from 1989 through 1998.

                                                                         Year Ended December 31,
                               1989    1990    1991    1992     1993      1994       1995      1996      1997      1998       1999
                               ----    ----    ----    ----     ----      ----       ----      ----      ----      ----       ----
                                                                          (Amounts in millions)
Discounted net reserves for
 losses and loss expenses     $ 611   $ 643   $ 680   $ 710   $   783   $   895    $ 1,209   $ 1,333   $ 1,433   $ 1,583    $ 1,724

Reserve discounting              --      --      --      --        --        --        152       172       190       187        187
Undiscounted net reserve
  for loss and loss
  expenses                      611     643     680     710       783       895      1,361     1,505

Net Re-estimated as of:
One year later                  605     635     676     704       776       885      1,346     1,481     1,580     1,798
Two years later                 599     632     659     694       775       872      1,305     1,406     1,566
Three years later               596     620     650     665       744       833      1,236     1,356
Four years later                587     612     637     655       708       789      1,195
Five years later                581     603     631     630       672       764
Six years later                 585     588     609     600       649
Seven years later               574     569     585     579
Eight years later               557     550     568
Nine years later                541     534
Ten years later                 527

Cumulative redundancy
  (deficiency) undiscounted      84     109     112     131       134       131        166       149        57       (28)
                              =====   =====   =====   =====   =======   =======    =======   =======   =======   =======

Cumulative amount of
  net liability paid
  through:
One year later                $ 158   $ 139   $ 160   $ 169   $   186   $   221    $   265   $   332   $   365       496
Two years later                 234     235     264     275       221       355        434       523       574
Three years later               294     304     332     306       291       445        550       635
Four years later                334     345     346     344       334       501        616
Five years later                358     377     371     362       363       528
Six years later                 380     395     384     375       373
Seven years later               392     402     394     376
Eight years later               396     409     392
Nine years later                400     405
Ten years later                 394

Discounted net Reserves                                           783       895     1,209     1,333     1,433     1,583      1,724
Ceded Reserves                                                  1,233     1,176       451       450       477       537        617
                                                              -------   -------    -------   ------    -------   -------    -------
Discounted gross Reserves                                       2,016     2,071     1,660     1,783     1,910     2,121      2,341
Reserve discounting                                                --        --       192       216       241       248        250
                                                              -------   -------    -------   ------    -------   -------    -------
Gross reserve                                                 $ 2,016   $ 2,071     1,852     1,999     2,151     2,369      2,591
                                                              =======   =======    =======   =======   =======   =======    =======


Gross Re-estimated as of
  One year later                                                2,010     2,043     1,827     1,965     2,132     2,390
  Two years later                                               1,966     2,026     1,789     1,959     2,096
  Three years later                                             1,955     1,983     1,754     1,909
  Four years later                                              1,913     1,951     1,733
  Five years later                                              1,855     1,928
  Six years later                                               1,815
Gross cumulative redundancy
(deficiency) undiscounted                                     $   201   $   143   $   119   $    90   $    55   $   (21)
                                                              =======   =======    =======   =======   =======   =======

Regulation

         The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. The Company's property casualty subsidiaries, other than E & S and reinsurance subsidiaries, must file all rates for personal and commercial insurance with the insurance department of each state in which they operate. The Company's E & S and reinsurance subsidiaries generally operate free of rate and form regulation.

         In addition to regulatory supervision of its insurance subsidiaries, the Company is subject to state statutes governing insurance holding company systems. Typically, such statutes require the Company periodically to file information with the state insurance commissioner, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities would be required to obtain regulatory approval of the purchase. Under Florida law, which is applicable to the Company due to its ownership of Carolina, a Florida domiciled insurer, the acquisition of more than 5% of the Company's capital stock must receive regulatory approval. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         During the past several years, various regulatory and legislative bodies adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and their effects on shortage of capacity and pricing. These regulations, which have not had a material impact on the Company's operations, include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages,
(ii) restrictions on the ability of insurers to cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged. The passage of Proposition 103 in the State of California did not have a material adverse impact on the Company's operations because the Company's subsidiaries operated in that State primarily on a non-admitted basis. The non-admitted market in California, however, has been subjected to increased levels of regulation. Admiral and Nautilus, both of which derive significant premiums from California, may be adversely impacted by increased regulation which causes business to remain in the admitted market. Additionally, a number of states have adopted and others are considering adopting forms of commercial lines deregulation laws which, depending upon factors such as the relatively high amount of premium or revenue of an insured, would permit an insurer to provide insurance without being subject to rate and/or form filing requirements.

         Various state and federal organizations, including Congressional committees and the National Association of Insurance Commissioners ("NAIC"), have been conducting reviews into various aspects of the insurance business. The NAIC has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company's mix of products and its balance sheet. The implementation of RBC did not affect the operations of the Company's insurance subsidiaries since all of its subsidiaries have a RBC amount above the authorized control level RBC, as defined by the NAIC. The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result of this process, the NAIC will issue a revised statutory accounting practices and procedures manual, which will be effective January 1, 2001. The Company has not yet determined the impact that this change will have on the statutory capital and surplus of its insurance subsidiaries. The NAIC is considering model laws on commercial lines deregulation. Federal legislation is being considered which would either abolish or limit the current exemption of the insurance industry from portions of the antitrust laws, impose direct federal oversight or federal solvency standards. No assurance can be given that future legislative or regulatory changes resulting from such activity will not adversely affect the Company's insurance subsidiaries.

         The Gramm-Leach-Bliley Act, or Financial Services Modernization Act of 1999 (the "Act"), was enacted in 1999, significantly affecting the financial services industry, including insurance companies, banks and securities firms. The Act modifies federal law to permit the creation of financial holding companies ("FHCs"), which, as regulated by the Act, can maintain cross-holdings in insurance companies, banks and securities firms to an extent not previously allowed. The Act also permits or facilitates certain types of combinations or affiliations for FHCs. The Act establishes a functional regulatory scheme under which state insurance departments will maintain primary regulation over insurance activities, subject to provisions for certain federal preemptions.

         Important provisions of the Act involve requirements for adoption of
(i) multi-state agents' licensing reforms and uniformity requirements and (ii) privacy protections, giving the states the ability to enact these laws in the first instance or be preempted. The NAIC is considering adoption of a model law on privacy. It has also adopted a model law on agents' licensing which has been enacted or is currently being considered by various state legislatures. It is not anticipated that the insurance regulatory aspects of the Act will have a material effect on the operations of the Company.

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

         The regional property casualty subsidiaries compete with mutual and other regional stock companies as well as national carriers. Direct writers of property casualty insurance compete with the regional subsidiaries by writing insurance through their salaried employees, generally at a lower cost than through independent agents such as those used by the Company. Also, certain personal lines have become more competitive due to Internet-based competition.

         Signet Star's competition comes from domestic and foreign reinsurers, many of which have greater financial resources than Signet Star and which place their business either on a direct basis or through the broker market.

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

         Carolina and Great Divide's competition comes mainly from other specialty transportation insurers, regional carriers and large national multi-line companies. Each of Admiral Indemnity, Preferred and Key Risk Insurance compete with local regional companies as well as national carriers.

         Midwest Employers' competition comes from insurance and reinsurance companies, some of which have greater financial resources than Midwest Employers. Most of theses carriers write specific EWC coverage, do not offer aggregate EWC coverage and tend to focus on risks larger than those targeted by Midwest Employers. In addition, Midwest Employers competes with other specialty EWC insurers.

         The Insurance Services Operations face competition from several large nationally known service organizations as well as local competitors. The International Operations compete with native insurance operations both large and small, which may be related to government entities, as well as with branch or local subsidiaries of multi-national companies.

Employees

         As of March 3, 2000, the Company employed 4,181 persons. Of this number, the Company's subsidiaries employed 4,131 persons, of whom 2,690 were executive and administrative personnel and 1,441 were clerical personnel. The Company employed the remaining 50 persons in its parent company and investment operations, of whom 36 were executive and administrative personnel and 14 were clerical personnel.

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

         Compliance by the Company and its subsidiaries with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.

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

ITEM 3. LEGAL PROCEEDINGS

         Claims under insurance policies written by the Company's insurance subsidiaries are investigated and settled either by claims adjusters employed by them, by their independent agents or by independent adjusters. Generally, the insurance subsidiary employs a staff of claims adjusters at its home office and at some regional offices. Some independent agents may have the authority to settle small claims. Independent claims adjusting firms are used to assist in handling various claims in areas where insurance volume does not warrant the maintenance of a staff adjuster. If a claim or loss cannot be settled and results in litigation, the subsidiary generally retains outside counsel.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1999 to a vote of holders of the Company's Common Stock.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "BKLY". The following table sets forth the high and low sale prices for the indicated periods, all as reported on such market.

                                                                                 Common
                                                    Price Range               Dividends Paid
                                                    -----------               --------------
                                               High              Low             Per Share
                                               ----              ---             ---------
         1999:
           Fourth Quarter                  $  23 3/4          $ 19 13/16        $  .13 cash
           Third Quarter                      27 15/16          21 5/8          $  .13 cash
           Second Quarter                     29 1/8            24 3/8          $  .13 cash
           First Quarter                      36 1/4            23 3/4          $  .12 cash

         1998:
           Fourth Quarter                  $  35 3/4          $ 27 1/2          $  .12 cash
           Third Quarter                      40 15/16          29 13/16        $  .12 cash
           Second Quarter                     49                40 1/16         $  .12 cash
           First Quarter                      47 3/8            41              $  .11 cash


         The closing price of the Common Stock on March 3, 2000, as reported on the Nasdaq National Market, was $15 3/8 per share. The approximate number of record holders of the Common Stock on March 3, 2000 was 724.

         On May 11, 1999 the Company issued 250 shares of its Common Stock to each of its nine directors (2,250 share in the aggregate). The shares were issued as payment of a portion of annual directors' fees pursuant to the Company's 1997 Directors Stock Plan. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) thereof for transactions not involving a public offering.

   ITEM 6. SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 1999

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                1999           1998           1997           1996          1995
                                                ----           ----           ----           ----          ----
                                                          (Amounts in thousands, except per share data)
Net premiums written                        $ 1,427,719    $ 1,346,254    $ 1,177,641    $ 1,052,511    $   860,421
Net premiums earned                           1,414,384      1,278,399      1,111,747        981,221        803,336
Net investment income                           190,316        202,420        199,588        164,490        137,332
Management fees and commissions                  72,344         70,727         71,456         69,246         68,457
Realized investment gains (losses)               (6,064)        25,400         13,186          7,437         10,357
Total revenues                                1,673,668      1,582,517      1,400,310      1,225,166      1,021,943
Interest expense                                 50,801         48,819         48,869         31,963         28,209
Income (loss) before Federal and foreign
  income taxes                                  (79,248)        62,781        129,241        115,049         82,747
Federal and foreign income tax (expense)
    benefit                                      45,766         (5,465)       (30,668)       (25,102)       (17,554)
Income (loss) before minority interest          (33,482)        57,316         98,573         89,947         65,193
Net income (loss) before preferred
    dividends                                   (34,048)        58,760         99,047         90,263         60,882
Preferred dividends                                (497)        (7,548)        (7,828)       (13,909)       (11,062)
Cumulative effect of change in accounting
principle (net of taxes)                         (3,250)          --             --             --             --
Extraordinary gain (loss)                           735         (5,017)          --             --             --
Net income (loss) attributable to
  common stockholders                           (37,060)        46,195         91,219         76,354         49,820
Data per common share:
  Basic:
    Net income (loss) before change in
     accounting and extraordinary item            (1.35)          1.82           3.09           2.56           1.91
    Net income (loss)                             (1.44)          1.64           3.09           2.56           1.91
  Diluted:
    Net income (loss) before change in            (1.34)          1.76           3.02           2.53           1.90
     accounting and extraordinary income
    Net income (loss)                             (1.43)          1.59           3.02           2.53           1.90
  Stockholders' equity                            23.10          28.80          28.72          25.13          23.59
  Cash dividends declared                   $       .52    $       .48    $       .42    $       .35    $       .32
Weighted average shares
    outstanding:
      Basic                                      25,823         28,194         29,503         29,792         26,121
      Diluted                                    25,927         29,115         30,185         30,130         26,262
Investments (1)                             $ 2,975,929    $ 3,233,458    $ 3,106,900    $ 2,991,606    $ 2,588,346
Total assets                                  4,784,791      4,983,431      4,544,318      4,136,973      3,618,684
Reserves for losses
  and loss expenses                           2,361,238      2,126,566      1,909,688      1,782,703      1,660,020
Long-term debt                                  394,792        394,444        390,415        390,104        319,287
Company-obligated mandatorily
  redeemable capital securities
  of a subsidiary trust holding
  solely 8.197% junior subordinated
  debentures                                    198,126        207,988        207,944        207,901           --
Stockholders' equity                            591,778        861,281        947,292        879,732        929,815

(1) Including trading account receivable from brokers and clearing organizations and trading account securities sold but not yet purchased.

(2)ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 18 through 25 of the registrant's 1999 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Reference is made to the information under "Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 22 and 23 of the registrant's 1999 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The consolidated financial statements of the registrant are contained on pages 26 through 42 of registrant's 1999 Annual Report to Stockholders and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is provided as to the directors and executive officers of the Company as of March 3, 2000:


         Name                    Age                Position
         ----                    ---                --------
William R. Berkley               54       Chairman of the Board and President
Eugene G. Ballard                47       Senior Vice President - Chief Financial Officer and Treasurer
Robert P. Cole                   49       Senior Vice President - Regional Operations
Cornelius T. Finnegan, III       55       Senior Vice President - General Counsel and Secretary
E. LeRoy Heer                    61       Senior Vice President - Chief Corporate Actuary
H. Raymond Lankford, Jr.         57       Senior Vice President - Alternative Markets Operations
Ira S. Lederman                  46       Senior Vice President - Assistant General Counsel and
                                            Assistant Secretary
James G. Shiel                   40       Senior Vice President - Investments
Edward A. Thomas                 51       Senior Vice President - Specialty Operations
Donald J. Veldkamp               61       Senior Vice President - Technology and Distribution Systems
Paul J. Hancock                  38       Vice President - Actuary
Edward F. Linekin                36       Vice President - Investments
Clement P. Patafio               35       Vice President - Corporate Controller
Joseph M. Pennachio              52       Vice President - Human Resources
Scott A. Siegel                  41       Vice President - Taxes
George G. Daly                   59       Director
Robert B. Hodes                  74       Director
Henry Kaufman                    72       Director
Richard G. Merrill               69       Director
Jack H. Nusbaum                  59       Director
Mark L. Shapiro                  55       Director
Martin Stone                     71       Director


         As permitted by Delaware law, the Board of Directors of the Company is divided into three classes, the classes being divided as equally as possible and each class having a term of three years. Directors generally serve until their respective successors are elected at the annual meeting of stockholders which ends their term. None of the Company's directors has any family relationship with any other director or executive officer. Each year the term of office of one class expires. In May 1999, the term of a class consisting of three directors expired. Richard G. Merrill, Jack H. Nusbaum and Mark L. Shapiro were elected as directors to hold office for a term of three years until the Annual Meeting of Stockholders in 2002 and until their successors are duly elected and qualify. As a result of the resignation of John D. Vollaro as a director effective March 1, 2000, the Board presently has one vacancy in the class of directors with a term expiring in 2001.

         William R. Berkley has been Chairman of the Board and Chief Executive Officer of the Company since its formation in 1967. He also currently serves as President, a position which he has held since March 1, 2000 and has held at various times from 1967 to 1995. He also serves as Chairman of the Board or Director of a number of public and private companies. These include Associated Community Corp., a bank holding company that owns all of the issued and outstanding capital stock of The Greenwich Bank & Trust Company, a Connecticut chartered bank; Westport National Bank, a national bank; Pioneer companies, Inc., a chemical manufacturing and marketing company; Strategic Distribution, Inc., an industrial products distribution and services company; and Interlaken Capital, Inc., a private investment firm with interests in various businesses. His current term as a director expires in 2000.

         Eugene G. Ballard has been Senior Vice President - Chief Financial Officer and Treasurer of the Company since June 1, 1999. Before joining the Company, Mr. Ballard was Executive Vice President and Chief Financial Officer of GRE Insurance Group, New York, New York since 1995.

         Robert P. Cole has been Senior Vice President since January 1998. Prior thereto, he was Vice President since October 1996. Before joining the Company, Mr. Cole was, since 1992, a senior Officer of Christania General Insurance Corp. of N.Y., which was purchased by Folksamerica Reinsurance Company in 1996, and prior to that was associated with reinsurers for twenty years.

         Cornelius T. Finnegan, III has been Senior Vice President - General Counsel and Secretary since February 1, 1999. Before joining the Company, Mr. Finnegan was a partner at the New York law firm of Willkie Farr & Gallagher for more than the last five years.

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

         Ira S. Lederman has been Senior Vice President since January 1997. Additionally, he has been General Counsel of Berkley International since January 1998. He is also Assistant General Counsel, a position he has held since July 1989, and Assistant Secretary since May 1986. Previously, he was Vice President from May 1986 until January 1997. Prior thereto, he was Insurance Counsel of the Company since May 1986 and Associate Counsel from April 1983.

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

         Donald J. Veldkamp has been Senior Vice President, Technology and Distribution Systems since January 1998. He most recently served as Chairman of Union Insurance Company, a subsidiary of the Company, since July 1997. Prior to that, he was President of Union Insurance Company from May 1990 to July 1997 and President of Tri-State Insurance Company of Minnesota, also a subsidiary of the Company, from February 1980 to May 1990.

         Paul J. Hancock has been Vice President - Actuary since May 1998. Previously, he was Assistant Vice President - Actuary since June 1997. Prior thereto, he was employed since July 1991 by Signet Star Reinsurance Company, a subsidiary of the Company, serving as Vice President and Corporate Actuarial Manager from August 1996 to June 1997 and Assistant Vice President from October 1995 to August 1996. Signet Star Reinsurance Company (formerly known as North Star Reinsurance Company) was purchased by the Company in July 1993.

         Edward F. Linekin has been Vice President - Investments since May 1998. Mr. Linekin has been an employee of the Company since April 1995. He has been a Vice President of the Company's investment subsidiary, Berkley Dean & Company, Inc., since April 1995. Prior thereto, he was Assistant Portfolio Manager - Senior Investment Officer of Home Insurance Company from April 1993.

         Clement P. Patafio has been Vice President - Corporate Controller since January 1997. Prior thereto, he was Assistant Vice President - Corporate Controller since July 1994 and Assistant Controller since May 1993. Before joining the Company, Mr. Patafio was with KPMG LLP from 1986 to 1993.

         Joseph M. Pennachio has been Vice President - Human Resources of the Company since May 1999. Prior thereto, he was Assistant Vice President - Human Resources of the Company since April 1986. Before joining the Company, Mr. Pennachio was with AMF Incorporated from 1975 to 1986, where he held a variety of managerial positions in the benefits area.

         Scott A. Siegel has been Vice President - Taxes since January 1997. Prior thereto, he was Director of Taxes since September 1991. Before joining the Company, Mr. Siegel was with KPMG LLP from 1981 to 1991.

         George G. Daly has been a director of the Company since 1998. Dr. Daly is Dean of Stern School of Business, and Dean Richard R. West Professor of Business, New York University for more than the past five years. In addition to his academic career, Dr. Daly served as Chief Economist at the U.S. Office of Energy Research and Development in 1974. Mr. Daly's term as a director expires in 2000.

         Robert B. Hodes has been a director of the Company since 1970. Mr. Hodes is Counsel to the New York law firm of Willkie Farr & Gallagher, where prior thereto he had been a partner for more than five years. He is also a director of Globalstar Telecommunications, Limited; K&F Industries, Inc.; Loral Space & Communications, Ltd.; Mueller Industries, Inc.; and Restructured Capital Holdings, Ltd. Mr. Hodes' current term as a director expires in 2000.

         Henry Kaufman has been a director of the Company since 1994. Dr. Kaufman is President of Henry Kaufman & Company, Inc., an investment, economic and financial consulting company since its establishment in 1988. Dr. Kaufman serves as Chairman of the Board of Overseers, Stern School of Business of New York University; Chairman of the Board of Trustees, Institute of International Education; Member of the Board of Directors, Federal Home Loan Mortgage Corporation; Member of the Board of Directors, Lehman Brothers Holdings Inc.; Member of the Board of Directors, The Statute of Liberty-Ellis Island Foundation, Inc.; Member of the Board of Trustees, New York University; Member of the Board of Trustees, The Animal Medical Center; Treasurer (and former trustee), The Economic Club of New York; Member of the International Capital Markets Advisory Committee of the Federal Reserve Bank of New York; Member of the Board of Trustees, Whitney Museum of American Art; Member of the Advisory Committee to the Investment Committee, International Monetary Fund Staff Retirement Plan; and Member of the Board of Governors, Tel-Aviv University. Dr. Kaufman's current term as a director expires in 2001.

         Richard G. Merrill has been a director of the Company since 1994. Mr. Merrill was Executive Vice President of Prudential Insurance Company of America from August 1987 to March 1991 when he retired. Prior thereto, Mr. Merrill served as Chairman and President of Prudential Asset Management Company since 1985. Mr. Merrill is a director of Sysco Corporation. Mr. Merrill's current term as a director expires in 2002.

         Jack H. Nusbaum has been a director of the Company since 1967. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher where he has been a partner for more than the last five years. He is a director of Neuberger Berman Inc., Pioneer Companies, Inc., Prime Hospitality Corp., Strategic Distribution, Inc. and The Topps Company, Inc. Mr. Nusbaum's current term as a director expires in 2002.

         Mark L. Shapiro has been a director of the Company since 1974. Since September 1998, Mr. Shapiro has been a private investor. From July 1997 through August 1998, Mr. Shapiro was a Senior Consultant to the Export-Import Bank of the United States. Previously, he was a Managing Director in the investment banking firm of Schroder & Co. Inc. for more than the past five years. Mr. Shapiro's current term as a director expires in 2002.

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

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security ownership of certain beneficial owners

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

         (b) Security ownership of management

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

         (c) Changes in control

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Index to Financial Statements

         The Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's financial statements, together with the report thereon of KPMG LLP, appearing on pages 18 through 42 of the Company's 1999 Annual Report to Stockholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 1999 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

         Index to Financial Statement Schedules                                         Page
         Independent Auditors' Report on Schedules and Consent                           35

         Schedule II - Condensed Financial Information of Registrant                     36

         Schedule III - Supplementary Insurance Information                              40

         Schedule IV - Reinsurance                                                       41

         Schedule VI - Supplementary Information concerning
                       Property & Casualty Insurance Operations                          42

(b)      Reports on Form 8-K


         During the quarter ended December 31, 1999, the registrant filed the following Reports on Form 8-K:

         Report dated October 22, 1999 with respect to a press release relating to earnings of the Company for the third quarter of 1999 (under Item 5 of Form 8-K).

(c)      Exhibits

         The exhibits filed as part of this report are listed on pages 33 and 34 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               W. R. BERKLEY CORPORATION



                               By /s/  William R. Berkley
                                  ----------------------------------------------
                                  William R. Berkley, Chairman of the Board and
                                      President


March 24, 2000

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

         Signature                                      Title                                Date
         ---------                                      -----                                ----

/s/ William R. Berkley                       Chairman of the Board and                  March 24, 2000
-----------------------------------------    President
    William R. Berkley
  Principal executive officer


/s/ George G. Daly                                    Director                          March 24, 2000
-----------------------------------------
    George G. Daly


/s/ Robert B. Hodes                                   Director                          March 24, 2000
-----------------------------------------
    Robert B. Hodes


/s/ Henry Kaufman                                     Director                          March 24, 2000
-----------------------------------------
    Henry Kaufman


/s/ Richard G. Merrill                                Director                          March 24, 2000
-----------------------------------------
    Richard G. Merrill


/s/ Jack H. Nusbaum                                   Director                          March 24, 2000
-----------------------------------------
    Jack H. Nusbaum


/s/ Mark L. Shapiro                                   Director                          March 24, 2000
-----------------------------------------
    Mark L. Shapiro


/s/ Martin Stone                                      Director                          March 24, 2000
-----------------------------------------
    Martin Stone


/s/ Eugene G. Ballard                        Senior Vice President,                     March 24, 2000
-----------------------------------------    Chief Financial Officer and
    Eugene G. Ballard                        Treasurer
   Principal financial officer


/s/ Clement P. Patafio                       Vice President,                            March 24, 2000
-----------------------------------------    Corporate Controller
      Clement P. Patafio

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

(3.2) Amendment, dated May 12, 1998, to the Company's Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit
           3.2 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 23, 1999).

(3.3) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit
           3.1 of the Company's Quarterly Report on Form 10-Q (File No. 0-7849) filed with the Commission on August 11, 1999).

(3.4) Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company's Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).

(4) The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section
           (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1) Credit Agreement dated as of December 10, 1999 among the Company, Bank of America, National Association, as Administrative Agent, and the other financial institutions party thereto (filed herewith).

(10.2) Rights Agreement, dated as of May 11, 1999, between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).

(10.3)     The Company's 1982 Stock Option Plan (incorporated by reference to
           Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 2-98396) filed with the Commission on June 14, 1985).

(10.4) First Amended and Restated W. R. Berkley Corporation 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 23, 1999).

(10.5) The Company's lease dated June 3, 1983 with the Ahneman, Devaul and Devaul Partnership, incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 2-98396) filed with the Commission on June 14, 1985.

(10.6) W.R. Berkley Corporation Deferred Compensation Plan for Officers as amended January 1, 1991 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

(10.7) W. R. Berkley Corporation Deferred Compensation Plan for Directors as adopted March 7, 1996 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

(10.8) W. R. Berkley Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 27, 1998).

(10.9) W. R. Berkley Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 27, 1998).

(10.10) 1997 Directors Stock Plan, as Amended and Restated as of May 11, 1999 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 0-7849) filed with the Commission on August 11, 1999).

(10.11) Letter agreement between the Company and its Senior Vice President-General Counsel (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 0-7849) filed with the Commission on August 11, 1999).

(10.12) Separation Agreement dated January 24, 2000 between John D. Vollaro and the Company (filed herewith).

(13) 1999 Annual Report to Stockholders of W.R. Berkley Corporation (only those portions of such Annual Report that are incorporated by reference in this Report on Form 10-K are deemed filed) (filed herewith).

(21) Following is a list of the Company's significant subsidiaries. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

                                                                                Jurisdiction of            Percentage
                                                                                 Incorporation               owned
                                                                                 -------------               -----

All American Agency Facilities, Inc.                                             Delaware                     100%
Berkley Regional Insurance Company:                                              Missouri                     100%
       Acadia Insurance Company:                                                 Maine                        100%
       Chesapeake Bay Property and Casualty
         Insurance Company                                                       Maine                        100%
       Berkley Insurance Company of the Carolinas                                North Carolina               100%
       Continental Western Insurance Company                                     Iowa                         100%
       Firemen's Insurance Company of Washington, D.C.:                          Maryland                     100%
       Great River Insurance Company                                             Mississippi                  100%
       Tri-State Insurance Company of Minnesota:                                 Minnesota                    100%
         American West Insurance Company                                         North Dakota                 100%
       Union Insurance Company                                                   Nebraska                     100%
       Union Standard Insurance Company                                          Oklahoma                     100%
Berkley International, LLC                                                       New York                      65%
Carolina Casualty Insurance Company                                              Florida                      100%
Clermont Specialty Managers, Ltd.                                                New Jersey                   100%
J/I Holding Corporation:                                                         Delaware                     100%
       Admiral Insurance Company:                                                Delaware                     100%
         Admiral Indemnity Insurance Company                                     Delaware                     100%
         Berkley Risk Services, LLC.                                             Minnesota                    100%
         Nautilus Insurance Company:                                             Arizona                      100%
           Great Divide Insurance Company                                        North Dakota                 100%
Key Risk Management Services, Inc.                                               North Carolina               100%
Key Risk Insurance Company                                                       North Carolina               100%
MECC, Inc.:                                                                      Delaware                     100%
       Midwest Employers Casualty Company:                                       Ohio                         100%
         Preferred Employers Insurance Company                                   California                   100%
       Riverport Insurance Company of California                                 California                   100%
Monitor Liability Managers, Inc.                                                 Delaware                     100%
Monitor Surety Managers, Inc.                                                    Delaware                     100%
Queen's Island Insurance Company, Ltd.                                           Bermuda                      100%
Signet Star Holdings, Inc.:                                                      Delaware                     100%
       Signet Star Reinsurance Company                                           Delaware                     100%
       Facultative ReSources, Inc.                                               Connecticut                  100%
       Gemini Insurance Company                                                  Delaware                     100%
       Starnet Insurance Company                                                 Delaware                     100%

(23)   See Independent Auditors' report on schedules and consent.
(27)   Financial Data Schedule.

              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT


Board of Directors and Stockholders
W. R. Berkley Corporation


The audits referred to in our report dated February 24, 2000, included the related financial statement schedules as of December 31, 1999 and 1998 incorporated by reference in the Form 10-K, and for each of the years in the three-year period ended December 31, 1999. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for insurance-related assessments in 1999.

We consent to the use of our reports incorporated by reference in the Registration Statements, (No. 33-95552) and (No. 333-00459) on Form S-3 and (No. 33-7488), (No. 33-88640), (No. 333-33935) and (No. 33-55726) on Form S-8 of W.
R. Berkley Corporation.

                                        KPMG LLP



New York, New York
March 24, 2000

                                                                     Schedule II
                            W. R. Berkley Corporation
                  Condensed Financial Information of Registrant
                         Balance Sheets (Parent Company)
                             (Amounts in thousands)


                                                                           December 31,
                                                                           ------------
                                                                      1999             1998
                                                                      ----             ----
Assets
Cash (including invested cash)                                   $    22,081      $   137,422
Fixed maturity securities:
  Held to maturity, at cost
   (fair value $5,523 and $5,563)                                      5,523            5,563
  Available for sale at fair value (cost $714 and $898)                  705              894
Equity securities, at fair value:
  Available for sale (cost $698 and $698)                              1,110              755
  Trading account (cost $773 and $698)                                   773              698
Investments in subsidiaries                                        1,091,312        1,353,201
Due from subsidiaries                                                 52,124           54,753
Current Federal income taxes receivable                                9,911           11,620
Deferred Federal income taxes                                         82,896             --
Real estate, furniture & equipment at cost, less accumulated
  depreciation                                                        18,962           19,514
Other assets                                                           4,654            5,571
                                                                 -----------      -----------
                                                                 $ 1,290,051      $ 1,589,991
                                                                 ===========      ===========

Liabilities, Debt and Stockholders' Equity

Liabilities:
  Due to subsidiaries (principally deferred income taxes)        $    86,680      $    77,951
  Short-term debt                                                     35,000           55,500
  Deferred Federal income taxes                                         --              7,198
  Other liabilities                                                   27,468           29,421
                                                                 -----------      -----------
                                                                     149,148          170,070
                                                                 -----------      -----------

Long-term debt                                                       350,999          350,651
Subsidiary trust junior subordinated debt                            198,126          207,988
Stockholders' equity:
  Preferred stock                                                       --                 65
  Common stock                                                         7,281            7,281
  Additional paid-in capital                                         331,640          429,612
  Retained earnings (including accumulated
    undistributed net income of
    subsidiaries of $386,470 and $517,649
    in 1999 and 1998, respectively)                                  551,401          601,908
Accumulated other comprehensive income (loss)                        (44,500)          54,672
  Treasury stock, at cost                                           (254,044)        (232,256)
                                                                 -----------      -----------
                                                                     591,778          861,282
                                                                 -----------      -----------
                                                                 $ 1,290,051      $ 1,589,991
                                                                 ===========      ===========

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statements of Operations (Parent Company)
                             (Amounts in thousands)

                                                                                          Years ended December 31,
                                                                                          ------------------------
                                                                                     1999           1998           1997
                                                                                     ----           ----           ----
Management fees and investment income from affiliates, including dividends of
  $96,817, $65,836 and $33,911 for 1999,
  1998 and 1997, respectively                                                     $ 102,963      $  72,812      $  40,058
Realized investment gains (losses)                                                      321           --            2,739
Other income                                                                          3,975         10,506         10,972
                                                                                  ---------      ---------      ---------
Total revenues                                                                      107,259         83,318         53,769

Expenses, other than interest expense                                                20,978         22,201         23,801
Restructuring charge                                                                  1,502           --             --
Interest expense                                                                     49,207         47,571         47,645
                                                                                  ---------      ---------      ---------
Income (loss) before Federal
  income taxes                                                                       35,572         13,546        (17,677)
                                                                                  ---------      ---------      ---------
Federal income taxes:
  Federal income taxes provided by
    Subsidiaries on a separate return
    Basis                                                                             8,474         44,370         54,884

  Federal income tax benefit (provision) on a
    Consolidated return basis                                                        48,958         (5,115)       (30,849)
                                                                                  ---------      ---------      ---------

Net benefit                                                                          57,432         39,255         24,035
                                                                                  ---------      ---------      ---------
Income (loss) before undistributed equity
  in net income of subsidiaries                                                      93,004         52,801          6,358

Equity in undistributed net income (loss)
   of subsidiaries                                                                 (130,232)         6,835         93,210
                                                                                  ---------      ---------      ---------

Income (loss) before preferred dividends                                            (37,228)        59,636         99,568
Preferred dividends                                                                    (567)        (8,424)        (8,349)
                                                                                  ---------      ---------      ---------

Net income (loss) before extraordinary gain (loss)                                   37,795         51,212         91,219
Extraordinary gain (loss)                                                               735         (5,017)          --
                                                                                  ---------      ---------      ---------
Net income (loss) attributable to
  common stockholders                                                             $ (37,060)     $  46,195      $  91,219
                                                                                  =========      =========      =========

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statement of Cash Flows (Parent Company)
                             (Amounts in thousands)

                                                                 Years ended December 31,
                                                                 ------------------------
                                                           1999             1998           1997
                                                           ----             ----           ----
Cash flows from operating activities:
  Net income (loss) before preferred dividends and
    extraordinary items                                 $ (37,298)      $  59,636       $  99,568
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Equity in undistributed net
      income of subsidiaries                              130,232          (6,835)        (93,210)
    Tax payments received from subsidiaries                24,105          63,199          45,999
    Federal income taxes provided by subsidiaries
         on a separate return basis                        (8,473)        (44,370)        (54,884)
    Change in Federal income taxes                        (35,018)        (29,342)         (1,409)
    Realized investment losses                               (321)           --            (2,739)
    Other, net                                              3,274          (1,790)          4,114
                                                        ---------       ---------       ---------
         Net cash provided by operating activities
       before trading account sales (purchases)            76,501          40,498          (2,561)
  Trading account sales (purchases), net                      (75)            (79)         32,712
                                                        ---------       ---------       ---------
         Net cash provided by
           operating activities                            76,426          40,419          30,151
                                                        ---------       ---------       ---------
Cash flow used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale           23,973           3,167          19,954
    Equity securities                                        --              --             1,432
  Proceeds from maturities and prepayments of
    fixed maturity securities                                 222         112,643            --
  Cost of purchases, excluding trading account:
    Fixed maturity securities                             (23,648)           --            (9,305)
    Equity securities                                        --              --            (2,098)
  Cost of companies acquired                                 --              --            (7,238)
  Proceeds from sale of membership interest
    to subsidiaries                                        33,566            --              --
  Investments in and advances to
         subsidiaries, net                                (77,362)         (5,775)        (14,986)
    Net additions to real estate, furniture &
         equipment                                           (357)            201             444
  Other, net                                                 --              --             5,539
                                                        ---------       ---------       ---------
         Net cash used in investing activities            (43,606)        110,236          (6,258)
                                                        ---------       ---------       ---------
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt               --            39,882            --
  Net proceeds from issuance of short-term debt           (20,500)         55,500            --
  Purchase of treasury shares                              (4,895)        (59,240)           --
  Cash dividends to common stockholders                   (13,888)        (13,518)        (11,695)
  Cash dividends to preferred shareholders                 (2,001)         (7,356)         (8,717)
  Purchase of preferred stock                             (98,092)           --           (41,523)
  Retirement of long-term debt                             (9,171)        (49,104)           --
  Other, net                                                  386           2,585             755
                                                        ---------       ---------       ---------
Net cash provided by financing activities                (148,161)        (31,251)        (61,180)
                                                        ---------       ---------       ---------
Net increase in cash and invested cash                   (115,341)        119,404         (37,287)
Cash and invested cash at beginning of year               137,422          18,018          55,305
                                                        ---------       ---------       ---------
Cash and invested cash at end of year                   $  22,081       $ 137,422       $  18,018
                                                        =========       =========       =========

See note to condensed financial statements.

                            W. R. Berkley Corporation

            Condensed Financial Information of Registrant, Continued

                        December 31, 1999, 1998 and 1997

             Note to Condensed Financial Statements (Parent Company)


         The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 1998 and 1997 financial statements as originally reported to conform them to the presentation of the 1999 financial statements.

         The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, Federal income taxes payable by (or refundable to) subsidiary companies on a separate-return basis are paid to (or refunded by) W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

         Included in invested cash at December 31, 1998 is $114,520,667 placed in a trust to service the remaining outstanding shares of the Series A Preferred Stock. The Company redeemed the Series A Preferred Stock on January 25, 1999.

                                                                    Schedule III
                   W. R. Berkley Corporation and Subsidiaries
                       Supplementary Insurance Information
                        December 31, 1999, 1998 and 1997
                             (Amounts in thousands)

                                                   Reserve for
                              Deferred policy      losses and                                               Net
                                acquisition           loss            Unearned          Premiums         investment
                                    cost            expenses          premiums           earned            income
                                 ----------        ----------        ----------        ----------        ----------
December 31, 1999
Regional                         $   84,046        $  635,115        $  338,237        $  650,131        $   52,639
Reinsurance                          34,911           500,808           119,376           297,650            47,288
Specialty                            37,298           722,689           178,357           256,156            50,231
Alternative markets                   7,510           442,133            34,846           123,504            36,355
International                        18,583            60,493            19,010            86,943             6,469
Corporate and adjustments              --                --                --                --              (2,666)
                                 ----------        ----------        ----------        ----------        ----------
Total                            $  182,348        $2,361,238        $  689,826        $1,414,384        $  190,316
                                 ==========        ==========        ==========        ==========        ==========

December 31, 1998
Regional                         $   83,613        $  495,164        $  337,414        $  622,280        $   53,942
Reinsurance                          29,906           435,920           102,566           246,277            47,643
Specialty                            37,148           745,790           167,648           235,055            59,345
Alternative markets                   7,531           399,560            37,061           101,755            34,667
International                        10,696            50,132            20,172            73,032             5,469
Corporate and adjustments              --                --                --                --               1,354
                                 ----------        ----------        ----------        ----------        ----------
Total                            $  168,894        $2,126,566        $  664,861        $1,278,399        $  202,420
                                 ==========        ==========        ==========        ==========        ==========

December 31, 1997
Regional                         $   79,726        $  396,648        $  315,978        $  575,911        $   51,920
Reinsurance                          22,620           389,285            77,159           195,825            45,520
Specialty                            29,949           751,068           147,443           213,794            60,162
Alternative markets                   7,618           344,302            31,018            86,229            34,390
International                         5,824            28,385            17,786            39,988             3,623
Corporate and adjustments              --                --                --                --               3,973
                                 ----------        ----------        ----------        ----------        ----------
Total                            $  145,737        $1,909,688        $  589,384        $1,111,747        $  199,588
                                 ==========        ==========        ==========        ==========        ==========

                                                 Amortization of
                                  Loss and       deferred policy   Other operating
                                    Loss           acquisition        cost and        Net premiums
                                  expenses           costs            expenses          written
                                 ----------        ----------        ----------        ----------
December 31, 1999
Regional                         $  554,394        $  204,961        $   33,261        $  649,849
Reinsurance                         226,229            92,503             6,790           309,181
Specialty                           174,251            77,950            17,606           260,380
Alternative markets                  82,757            36,063            78,476           122,137
International                        48,195            32,812             8,526            86,172
Corporate and adjustments              --                --              15,836              --
                                 ----------        ----------        ----------        ----------
Total                            $1,085,826        $  444,289        $  160,495        $1,427,719
                                 ==========        ==========        ==========        ==========

December 31, 1998
Regional                         $  476,920        $  196,391        $   33,732        $  641,316
Reinsurance                         183,020            62,855            15,084           269,634
Specialty                           145,624            75,968             4,474           254,003
Alternative markets                  65,634            30,903            72,897           106,195
International                        43,564            28,495            15,244            75,106
Corporate and adjustments              --                --              20,112              --
                                 ----------        ----------        ----------        ----------
Total                            $  914,762        $  394,612        $  161,543        $1,346,254
                                 ==========        ==========        ==========        ==========

December 31, 1997
Regional                         $  385,285        $  168,474        $   33,759        $  618,768
Reinsurance                         135,530            58,200             3,836           206,652
Specialty                           134,313            73,056             8,865           219,272
Alternative markets                  55,386            26,002            69,044            90,870
International                        23,910            12,139            12,874            42,079
Corporate and adjustments              --                --              21,527              --
                                 ----------        ----------        ----------        ----------
Total                            $  734,424        $  337,871        $  149,905        $1,177,641
                                 ==========        ==========        ==========        ==========

                                                                     Schedule IV


                   W. R. Berkley Corporation and Subsidiaries
                                   Reinsurance
                  Years ended December 31, 1999, 1998 and 1997
                             (Amounts in thousands)

                                                                           Assumed                         Percentage
                                                         Ceded              from                           of amount
                                       Direct          to other             other             Net          assumed to
                                       amount          companies          companies          amount            net
                                     ----------        ----------        ----------        ----------        -------
Premiums written:
Year ended December 31, 1999:
    Regional insurance               $  755,752        $  109,981        $    4,078        $  649,849             .6%
    Reinsurance                           9,094            29,703           329,790           309,181          106.7%
    Specialty insurance                 376,111           126,068            10,337           260,380            4.0%
    Alternative markets                  69,671            20,333            72,799           122,137           59.6%
    International                       107,257            21,085                --            86,172             --
                                     ----------        ----------        ----------        ----------        -------

     Total                           $1,317,885        $  307,170        $  417,004        $1,427,719           29.2%
                                     ==========        ==========        ==========        ==========        =======

Year ended December 31, 1998:
    Regional insurance               $  744,560        $  108,741        $    5,497        $  641,316             .9%
    Reinsurance                           1,240            27,544           295,938           269,634          109.8%
    Specialty insurance                 364,564           120,111             9,550           254,003            3.8%
    Alternative markets                  62,942            15,078            58,331           106,195           54.9%
    International                        95,870            20,764              --              75,106             --
                                     ----------        ----------        ----------        ----------        -------

     Total                           $1,269,176        $  292,238        $  369,316        $1,346,254           27.4%
                                     ==========        ==========        ==========        ==========        =======

Year ended December 31, 1997:
    Regional insurance               $  691,431        $   82,598        $    9,935        $  618,768            1.6%
    Reinsurance                            --              17,059           223,711           206,652          108.3%
    Specialty insurance                 329,266           118,868             8,874           219,272            4.0%
    Alternative markets                  56,759             7,384            41,495            90,870           45.7%
    International                        56,924            14,845              --              42,079            --
                                     ----------        ----------        ----------        ----------        -------

     Total                           $1,134,380        $  240,754        $  284,015        $1,177,641           24.1%
                                     ==========        ==========        ==========        ==========        =======

                                                                     Schedule VI


                   W. R. Berkley Corporation and Subsidiaries
   Supplementary Information Concerning Property-Casualty Insurance Operations
                        December 31, 1999, 1998 and 1997
                             (Amounts in thousands)


                                                  1999              1998                 1997
                                                  ----              ----                 ----

Deferred policy acquisition costs            $   182,348        $   168,894         $   145,737
Reserves for losses and loss expenses          2,361,238          2,126,566           1,909,688
Unearned premium                                 689,826            664,861             589,384
Premiums earned                                1,414,384          1,278,399           1,111,747
Net investment income                            190,316            202,420             199,588
Losses and loss expenses incurred:
  Current Year                                 1,032,089            944,887             747,977
  Prior Years                                     28,351            (42,929)            (21,313)
Amortization of discount                          10,473              9,111               7,760
Amortization of deferred policy
  acquisition costs                              444,289            394,612             337,871
Paid losses and loss expenses                    930,352            762,965             639,519
Net premiums written                           1,427,719          1,346,254           1,177,641