Form 10-Q
period 2000-03-31
BERKLEY W R CORP
filed 2000-05-12
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period. . . . . . . .          March 31, 2000

                                       or
/ /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                  For the Transition Period from      to     .

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

Number of shares of common stock, $.20 par value, outstanding as of May 3, 2000:
25,616,578.

                         Part I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                    (Dollars in thousands)                   March 31,     December 31,
                                    ----------------------                     2000            1999
                                                                            ---------     ------------
Assets                                                                      (Unaudited)
Investments:
  Invested cash                                                             $   367,478    $   295,423
  Fixed maturity securities:
    Held to maturity, at cost (fair value $154,704 and $150,465)                153,778        152,657
    Available for sale, at fair value (cost $2,115,824)
       And $2,180,509)                                                        2,058,477      2,110,411
  Equity securities, at fair value:
    Available for sale (cost $71,919 and $54,437)                                74,974         61,380
    Trading account (cost $293,316 and $236,453)                                298,405        253,430
Cash                                                                             17,276         20,051
Premiums and fees receivable                                                    406,880        380,887
Due from reinsurers                                                             636,587        620,446
Accrued investment income                                                        31,343         36,925
Prepaid reinsurance premiums                                                     88,701         91,005
Deferred policy acquisition costs                                               191,582        182,348
Real estate, furniture & equipment at cost, less accumulated depreciation       127,823        128,735
Excess of cost over net assets acquired                                          75,411         76,523
Trading account receivable from brokers and clearing organizations              208,070        258,454
Deferred Federal income taxes                                                    80,903         81,976
Other assets                                                                     39,762         34,140
                                                                            -----------    -----------
                                                                            $ 4,857,450    $ 4,784,791
                                                                            ===========    ===========
Liabilities, Reserves, Debt and Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                     $ 2,398,711    $ 2,361,238
  Unearned premiums                                                             714,080        689,826
  Due to reinsurers                                                             149,340        144,712
  Short-term debt                                                                45,000         35,000
  Trading securities sold but not yet purchased, at market value
    (proceeds $135,031 and $137,801)                                            143,321        155,826
  Other liabilities                                                             209,423        183,218
                                                                            -----------    -----------
                                                                              3,659,875      3,569,820
                                                                            -----------    -----------
Long-term debt                                                                  369,888        394,792
Company-obligated mandatorily redeemable capital securities of a
  Subsidiary trust holding solely 8.197% junior subordinated
  Debentures of the Corporation due December 15, 2045                           198,137        198,126
Minority interest                                                                31,202         30,275
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; no shares issued
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 25,616,578 shares                                    7,281          7,281
  Additional paid-in capital                                                    331,640        331,640
  Retained earnings                                                             552,418        551,401
  Accumulated other comprehensive income                                        (38,947)       (44,500)
  Treasury stock, at cost, 10,787,489 shares                                   (254,044)      (254,044)
                                                                            -----------    -----------
                                                                                598,348        591,778
                                                                            -----------    -----------
                                                                            $ 4,857,450    $ 4,784,791
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                                             For the Three Months
                                                                Ended March 31,
                                                            ----------------------
Revenues:                                                      2000         1999
                                                            ---------    ---------
  Net premiums written                                      $ 385,761    $ 380,584
  Change in unearned premiums                                 (27,017)     (38,612)
                                                            ---------    ---------
    Premiums earned                                           358,744      341,972
  Net investment income                                        46,928       45,994
  Management fees and commissions                              16,526       18,396
  Realized gains on investments                                   468          728
  Other income                                                    658          623
                                                            ---------    ---------
    Total revenues                                            423,324      407,713
Operating costs and expenses:
  Losses and loss expenses                                    261,759      242,839
  Other operating costs and expenses                          145,357      144,225
  Interest expense                                             12,493       12,805
  Restructuring charge                                          1,850       11,505
                                                            ---------    ---------
    Income (loss) before income taxes and
      minority interest                                         1,865       (3,661)

Federal income tax benefit                                      2,652        5,173
                                                            ---------    ---------

    Income before minority interest                             4,517        1,512

Minority interest                                                (171)         960
                                                            ---------    ---------

    Net income before preferred dividends                       4,346        2,472

Preferred dividends                                              --           (497)
                                                            ---------    ---------
    Net income before change in accounting principle            4,346        1,975
    Cumulative effect of change in accounting principle
      (net of taxes of $1,750)                                   --         (3,250)
                                                            ---------    ---------

    Net income (loss) attributable to common stockholders   $   4,346    $  (1,275)
                                                            =========    =========
Earnings per share:
  Basic
    Net income before change in accounting principle        $     .17    $     .07
    Cumulative effect of change in accounting principle          --           (.12)
                                                            ---------    ---------
    Net income (loss) attributable to common stockholders   $     .17    $    (.05)
                                                            =========    =========
  Diluted
    Net income before change in accounting principle        $     .17    $     .07
    Cumulative effect of change in accounting principle          --           (.12)
                                                            ---------    ---------
    Net income (loss) attributable to common stockholders   $     .17    $    (.05)
                                                            =========    =========
Average shares outstanding
  Basic                                                        25,617       26,325
                                                            =========    =========
  Diluted                                                      25,679       26,503
                                                            =========    =========


          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                               ----------------------
                                                                                 2000          1999
                                                                               ---------    ---------
Cash flows from operating activities:
  Net income (loss) before preferred dividends and change in
    Accounting principle                                                       $   4,346    $    (778)
  Adjustments to reconcile net income to cash
     flows from operating activities:
    Minority interest                                                                171         (960)
    Increase in reserves for losses
      and loss expenses, net                                                      25,960       47,179
    Depreciation and amortization                                                  5,724        5,910
    Change in unearned premiums and
      prepaid reinsurance premiums                                                26,558       38,609
    Increase in premiums and fees receivable                                     (25,993)     (43,504)
    Change in Federal income taxes                                                (2,586)      (6,852)
    Change in deferred acquisition cost                                           (9,234)     (11,647)
    Realized gains on investments                                                   (468)        (728)
    Other                                                                        (14,564)      (7,489)
                                                                               ---------    ---------
      Net cash flows from operating activities
            before trading account sales                                           9,914       19,740
Net trading account activities                                                       143        2,035
                                                                               ---------    ---------
      Net cash flows from operating activities                                    10,057       21,775
                                                                               ---------    ---------

Cash flows from investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                638,365      128,550
     Proceeds from maturities and prepayments of
       fixed maturity securities                                                  51,679       44,564
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                               (617,692)    (238,123)
     Equity securities                                                           (26,060)      (3,389)
  Change in balances due to/from security brokers                                 33,614       (8,717)
  Net additions to real estate, furniture and equipment                           (3,310)        (224)
  Other                                                                             --         (6,878)
                                                                               ---------    ---------
     Net cash flows from (used in) investing activities                           76,596      (84,217)
                                                                               ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of short-term debt                                   10,000       19,500
  Repurchase of preferred stock                                                     --        (98,093)
  Purchase of common treasury shares                                                --        (13,177)
  Cash dividends to common stockholders                                           (2,738)      (3,180)
  Cash dividends to preferred stockholders                                          --         (2,001)
  Repayment of long-term debt                                                    (25,000)        --
  Other                                                                              365        7,453
                                                                               ---------    ---------
    Net cash flows used in financing activities                                  (17,373)     (89,498)
                                                                               ---------    ---------

Net increase (decrease) in cash and invested cash                                 69,280     (151,940)
Cash and invested cash at beginning of year                                      315,474      386,278
                                                                               ---------    ---------
Cash and invested cash at end of period                                        $ 384,754    $ 234,338
                                                                               =========    =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                $   7,649    $   6,454
                                                                               =========    =========
  Federal income taxes paid, net                                               $     167    $    --
                                                                               =========    =========


          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)


         The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                                   For the Three Months
                                                      Ended March 31,
                                               -----------------------------
                                                 2000                 1999
                                               --------             --------
Ceded premiums written                         $ 76,630             $ 73,483
                                               ========             ========

Ceded premiums earned                          $ 70,040             $ 68,923
                                               ========             ========

Ceded losses and loss expenses                 $ 55,694             $ 43,576
                                               ========             ========


3.       COMPREHENSIVE INCOME

         The differences between comprehensive income and net income are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                                        For the three months
                                                                           Ended March 31,
                                                                     --------------------------
                                                                       2000              1999
                                                                     --------         ---------
    Net income (loss)                                                $  4,346         $  (1,275)

    Other comprehensive income:
    Change in unrealized foreign exchange gains (losses)                  131               709

    Unrealized holding gains (losses) on investment securities
      Arising during the period, net of taxes                           5,118           (23,400)
    Less: Reclassification adjustment for gains included
          in net income, net of taxes                                     304               473
                                                                     --------          --------
        Net change in unrealized gains during the period                5,422           (22,927)

    Other comprehensive income (loss)                                   5,553           (22,218)
                                                                     --------          --------

    Comprehensive income (loss)                                      $  9,899         $ (23,493)
                                                                      =======          ========

4.       INDUSTRY SEGMENTS

         The Company's operations are presently conducted through five basic segments: regional property casualty insurance; reinsurance; specialty lines of insurance; alternative markets operations and international. The regional property casualty insurance segment writes standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The specialty lines of insurance consist primarily of excess and surplus lines, commercial transportation, professional liability, directors and officers liability and surety. The Company's alternative markets segment specializes in insuring, reinsuring, and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Finally, the international operations represent the Company's joint venture (65% owned by the Company) with Northwestern Mutual Life International, Inc., which writes property and casualty insurance, as well as life insurance, in Argentina and the Philippines. For the three months ended March 31, 2000 and 1999, the joint venture wrote life insurance premiums of $8.0 million and $4.0 million, respectively.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Income tax expense (benefits) were calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carry-forwards only to the extent of taxes previously paid. Summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends, interest on inter-company debt and fees paid by subsidiaries for portfolio management and other services to the Company. Identifiable assets by segment are those assets used in the operation of each segment.


                                                                                                        INCOME
                                                                       REVENUES                         (LOSS)
                                                       -----------------------------------------        BEFORE         INCOME TAX
                                        INVESTMENT     UNAFFILIATED     INTER-                          INCOME         (EXPENSE)
(DOLLARS IN THOUSANDS)                    INCOME         CUSTOMERS      SEGMENT          TOTAL           TAXES          BENEFITS
----------------------                  ----------     ------------    ---------       ---------       ---------       ----------
For the three months
ended March 31, 2000:
  Regional                              $  13,124       $ 179,792      $     135       $ 179,927       $   1,836       $  (1,636)
  Reinsurance                              11,591          82,987            102          83,089           4,465            (721)
  Specialty                                11,114          76,520            254          76,774           3,868            (493)
  Alternative Markets                       9,815          56,832            367          57,199           6,948          (1,773)
  International                             2,067          26,183           --            26,183             929            (379)
  Corporate and other                          62           1,010         32,256          33,266          11,876           3,032
  Adjustments and
    Eliminations                             (845)           --          (33,114)        (33,114)        (28,057)          4,622
                                        ---------       ---------      ---------       ---------       ---------       ---------
  Consolidated                          $  46,928       $ 423,324      $    --         $ 423,324       $   1,865       $   2,652
                                        ---------       ---------      ---------       ---------       ---------       ---------
For the three months
ended March 31, 1999:
  Regional                              $  13,068       $ 178,379      $     295       $ 178,674       $  (6,455)      $   1,582
  Reinsurance                              11,236          78,387            161          78,548           2,438             (81)
  Specialty                                11,671          74,110         (1,724)         72,386          10,936          (3,419)
  Alternative Markets                       8,877          53,802            109          53,911           5,896          (1,475)
  International                             1,353          21,064           --            21,064          (1,435)           (516)
  Corporate and other                         503           1,971          4,058           6,029         (16,674)          5,173
  Adjustments and
    Eliminations                             (714)           --           (2,899)         (2,899)          1,633           3,909
                                        ---------       ---------      ---------       ---------       ---------       ---------
  Consolidated                          $  45,994       $ 407,713      $    --         $ 407,713       $  (3,661)      $   5,173
                                        ---------       ---------      ---------       ---------       ---------       ---------


Interest expense for the reinsurance and alternative market segments was $717,000 and $703,000 for the three months ended March 31, 2000 and 1999, respectively. Corporate interest expense (net of intercompany amounts) was $11,776,000 and $12,102,000 for the corresponding periods. Identifiable assets by segment are as follows:

                                                  MARCH 31,         DECEMBER 31,
                                                    2000                1999
                                                -----------         -----------
Regional                                        $ 1,453,303         $ 1,436,575
Reinsurance                                       1,168,709           1,022,776
Specialty                                         1,384,063           1,370,837
Alternative Markets                                 891,104             878,125
International                                       193,619             177,675
Corporate and other                               1,353,752           1,362,345
Elimination                                      (1,587,100)         (1,463,542)
                                                -----------         -----------
Consolidated                                    $ 4,857,450         $ 4,784,791
                                                ===========         ===========


5.       RESTRUCTURING CHARGE

         In the first quarter of 2000, the Company implemented a restructuring plan. Under the plan, the reinsurance segment is withdrawing from the Latin American and Caribbean market, and the domestic reinsurance operations are focusing on specialty reinsurance lines while de-emphasizing certain commodity-type lines. The Company expects to reduce its workforce by approximately 37 employees in connection with the plan. The Company recognized $1,850,000 in expense in its statement of operations to reflect charges related to the plan. These charges consisted mainly of severance payments and contractual lease payments related to abandoned facilities. The activities under the plan are expected to be substantially completed in 2000.

6.       OTHER MATTERS

         Reclassifications have been made in the 1999 financial statements as originally reported to conform them to the presentation of the 2000 financial statements.

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



7.       SAFE HARBOR STATEMENT

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's performance for the year 2000, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including but not limited to the impact of competition, product demand and pricing, claims development, catastrophe and storm losses, investment results, legislative and regulatory developments and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the 2000 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a results of new information, future developments or otherwise.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         Net income attributable to common stockholders was $4.3 million ($.17 per diluted share) for the first quarter of 2000, compared with a net loss of $1.3 million ($.05 per diluted share) for the 1999 period. Operating income, which is defined as net income before realized investment gains and changes in accounting principles, was $4.0 million ($.15 per diluted share) for the first quarter of 2000 compared with $1.5 million ($.05 per diluted share) in the corresponding 1999 quarter. Adjusting for the restructuring charge, operating income was $5.2 million ($.20 per diluted share) for the first quarter of 2000 compared with $8.8 million ($.33 per diluted share) for the corresponding 1999 quarter.

         Net premiums written during the first quarter of 2000 increased by 1% to $386 million from $381 million written in the comparable 1999 period. Net premiums written by the regional segment decreased by $3 million, or 2%, as price increases were offset by a decrease in policy count. Specialty net premiums written decreased by $1 million, or 1%, as increases in the excess and surplus, general liability and surety lines were offset by a 41% decrease in Carolina Casualty's commercial transportation business. Net premiums written by the reinsurance operations decreased by $8 million, or 10%, primarily due to a decrease in treaty property business, which was partially offset by an increase in facultative business. Alternative markets net premiums written increased $8 million, or 18%, due to an increase in business written by Signet Star's alternative markets division. International net premiums written increased $8 million, or 47%, due to growth in both Argentina and the Philippines.

         For the three months ended March 31, 2000, net investment income increased by 2% to $47 million. The increase in investment income was due to a higher yield on the fixed income portfolio resulting from a decrease in the portion of the portfolio invested in municipal securities (to 26% at March 31, 2000 from 39% at March 31, 1999). (See "Liquidity and Capital Resources.")

         Management fees and commission income ("management fees") consist primarily of revenues earned by the alternative markets segment. During the first quarter of 2000, management fees decreased 10% to $17 million due to the timing of recognition of revenues from certain programs.

         Realized gains decreased to $468,000 from $728,000 earned in the comparable 1999 period. Realized gains on fixed income securities result primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 2000 and 1999 realized gains resulted from the sale of fixed income securities.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 106.7% for the quarter ended March 31, 2000 from 105.1% for the comparable 1999 period due to an increase in the consolidated loss ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 73.4% in 2000 from 70.9% in 1999 due to increased losses of the transportation unit and to less favorable reserve development on business written in prior years by the specialty and alternative markets segments.

         Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations as well as the Company's corporate and investment expenses, increased by 1% to $145 million. The increase in other operating costs and expenses is primarily due to the growth in premiums earned which in turn results in an increase in underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) decreased to 33.1% from 33.8% as expense savings from the restructuring of the regional companies were partially offset by an decrease in ceded reinsurance commissions.

         First quarter 2000 results include an after-tax restructuring charge of $1.2 million, or 5 cents per diluted share, related to the Company's reinsurance operations (see Notes to the

Consolidated Financial Statements). The restructuring, which should be substantially completed by the end of 2000, is expected to result in annual after-tax savings of approximately $2.5 million. The first quarter 1999 results include an after-tax restructuring charge of $7.3 million, or 28 cents per diluted share, primarily related to the restructuring of the Company's regional property casualty business.

         The Federal income tax benefit in 2000 was $3 million compared with $5 million for the comparable 1999 period. The effective tax rate differs from the Federal income tax rate of 35% principally because of tax-exempt investment income.


Liquidity and Capital Resources

         Cash flow from operating activities before trading account activities was $10 million for the first quarter of 2000 compared with $20 million for the same period in 1999. The investment portfolio, excluding trading account securities, on a cost basis, increased by $26 million to $2,709 million at March 31, 2000 from $2,683 million at December 31, 1999.

         At March 31, 2000, as compared to December 31, 1999, the investment portfolio was as follows: state and municipal securities were 26% (36% in 1999); U.S. Government securities and cash equivalents were 25% (21% in 1999); mortgage-backed securities were 17% (15% in 1999); corporate fixed maturity securities were 17% (14% in 1999); and the balance of 15% (14% in 1999) was invested in equity securities.

         The Company had net trading assets (trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account securities sold but not yet purchased) of $363 million as of March 31, 2000, as compared to $356 million as of December 31, 1999. The net trading account represented approximately 12% of the Company's net invested assets as of March 31, 2000 and December 31, 1999.

         On March 6, 2000, the Company retired $25 million (face amount) of 6.31% senior notes upon maturity. The Company increased its short-term debt borrowings to $45 million at March 31, 2000 from $35 million at December 31, 1999.

         For the first quarter of 2000, stockholders' equity increased by approximately $7 million to $598 million. At March 31, 2000 the Company's total capitalization was $1,166 million and the percentage of the Company's capital attributable to long-term debt was 32%, compared with 33% at December 31, 1999.

         For background information concerning discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



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

The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1999 to March 31, 2000, and the overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 1999.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number
         (4.1) Amendment dated March 9, 2000 to First Amended and Restated 1992 Stock Option Plan.

         (b)      Reports on Form 8-K

         During the quarter ended March 31, 2000, the Company filed the following Reports on Form 8-K:

         1. Report dated January 24, 2000 with respect to a press release announcing the resignation of the President of the Company (under Item 5 of Form 8-K).

         2. Report dated February 11, 2000 with respect to a press release announcing certain matters relating to results of operations of the Company for the year ended December 31, 1999 (under
                  Item 5 of Form 8-K).

         3. Report dated February 24, 2000 with respect to a press release announcing results of operations of the Company for the year ended December 31, 1999 and the fourth quarter of 1999 (under
                  Item 5 of Form 8-K).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                            W. R. BERKLEY CORPORATION




Date: May 9, 2000                      /s/   WILLIAM R. BERKLEY
                                       ------------------------------
                                             William R. Berkley
                                         Chairman of the Board and
                                          Chief Executive Officer





Date: May 9, 2000                      /s/   EUGENE G. BALLARD
                                       ------------------------------
                                             Eugene G. Ballard
                                           Senior Vice President,
                                           Chief Financial Officer
                                               and Treasurer