Form 10-Q
period 2000-06-30
BERKLEY W R CORP
filed 2000-08-11
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period . . . . . .                   June 30, 2000

                                       or
[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                  For the Transition Period from ____ to ____.

                          Commission File Number 0-7849

                            W. R. BERKLEY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                   22-1867895
      -----------------------------------------------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


        165 Mason Street, Greenwich, Connecticut                 06836-2518
      -----------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


                                 (203) 629-3000
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
     -----------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No   [ ]

Number of shares of common stock, $.20 par value, outstanding as of August 3,
2000

25,647,359:

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                 June 30,         December 31,
                                                                                   2000               1999
                                                                                -----------        -----------
                                                                                (Unaudited)
Assets
Investments:
  Invested cash                                                                 $   277,602        $   295,423
  Fixed maturity securities:
    Held to maturity, at cost (fair value $154,572 and $150,465)                    154,152            152,657
    Available for sale, at fair value (cost $2,103,941
       And $2,180,509)                                                            2,049,038          2,110,411
  Equity securities, at fair value:
    Available for sale (cost $76,556 and $54,437)                                    81,745             61,380
    Trading account (cost $324,209 and $236,453)                                    321,973            253,430
Cash                                                                                 12,867             20,051
Premiums and fees receivable                                                        402,932            380,887
Due from reinsurers                                                                 633,758            620,446
Accrued investment income                                                            32,096             36,925
Prepaid reinsurance premiums                                                        104,353             91,005
Deferred policy acquisition costs                                                   191,487            182,348
Real estate, furniture & equipment at cost, less accumulated depreciation           124,969            128,735
Excess of cost over net assets acquired                                              73,688             76,523
Trading account receivable from brokers and clearing organizations                  186,226            258,454
Deferred Federal income taxes                                                        83,585             81,976
Other assets                                                                         37,360             34,140
                                                                                -----------        -----------
                                                                                $ 4,767,831        $ 4,784,791
                                                                                ===========        ===========
Liabilities, Reserves, Debt and Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                         $ 2,419,311        $ 2,361,238
  Unearned premiums                                                                 718,052            689,826
  Due to reinsurers                                                                 136,063            144,712
  Short-term debt                                                                        --             35,000
  Trading securities sold but not yet purchased, at market value
    (proceeds $141,351 and $137,801)                                                134,361            155,826
  Other liabilities                                                                 155,773            183,218
                                                                                -----------        -----------
                                                                                  3,563,560          3,569,820
                                                                                -----------        -----------
Long-term debt                                                                      369,978            394,792
Company-obligated mandatorily redeemable capital securities of a
  Subsidiary trust holding solely 8.197% junior subordinated
  Debentures of the Corporation due December 15, 2045                               198,147            198,126
Minority interest                                                                    31,529             30,275
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; no shares issued
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,
     Net of treasury shares, 25,624,859 and 25,616,578 shares                         7,281              7,281
  Additional paid-in capital                                                        331,641            331,640
  Retained earnings                                                                 555,724            551,401
  Accumulated other comprehensive income                                            (36,128)           (44,500)
  Treasury stock, at cost, 10,779,208 and 10,787,489 shares                        (253,901)          (254,044)
                                                                                -----------        -----------
                                                                                    604,617            591,778
                                                                                -----------        -----------
                                                                                $ 4,767,831        $ 4,784,791
                                                                                ===========        ===========


          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                                                For the Three Months               For the Six Months
                                                                    Ended June 30,                    Ended June 30
                                                              --------------------------        --------------------------
                                                                2000             1999             2000             1999
                                                              ---------        ---------        ---------        ---------
Revenues:
  Net premiums written                                        $ 350,081        $ 345,187        $ 735,842        $ 725,771
  Change in net unearned premiums                                12,026            1,195          (14,991)         (37,417)
                                                              ---------        ---------        ---------        ---------
    Premiums earned                                             362,107          346,382          720,851          688,354
  Net investment income                                          49,584           51,181           96,512           97,175
  Management fees and commission income                          19,191           17,852           35,717           36,248
  Realized gains on investments                                     325              285              793            1,013
  Other income                                                      726              550            1,384            1,173
                                                              ---------        ---------        ---------        ---------
    Total revenues                                              431,933          416,250          855,257          823,963
Operating costs and expenses:
  Losses and loss expenses                                      265,493          249,258          527,252          492,097
  Other operating costs and expenses                            148,220          152,133          293,577          296,358
  Interest expense                                               11,791           13,017           24,284           25,822
  Restructuring charge                                               --               --            1,850           11,505
                                                              ---------        ---------        ---------        ---------
    Income before income taxes and
      minority interest                                           6,429            1,842            8,294           (1,819)
Federal and foreign income tax benefit                              564            4,450            3,216            9,623
                                                              ---------        ---------        ---------        ---------

    Income before minority interest                               6,993            6,292           11,510            7,804

Minority interest                                                  (357)            (668)            (528)             292
                                                              ---------        ---------        ---------        ---------

    Net income before preferred dividends                         6,636            5,624           10,982            8,096

Preferred dividends                                                  --               --               --             (497)
                                                              ---------        ---------        ---------        ---------
    Net income before change in accounting principle
                                                                  6,636            5,624           10,982            7,599
    Cumulative effect of change in accounting
     principle (net of taxes of $1,750)                              --               --               --           (3,250)
                                                              ---------        ---------        ---------        ---------
    Net income attributable to common stockholders            $   6,636        $   5,624        $  10,982        $   4,349
                                                              =========        =========        =========        =========
Earning per share:
  Basic:
    Net income before change in accounting principle
     and extraordinary loss                                   $     .26        $     .22        $     .43        $     .29
                                                                                                                 ---------
    Cumulative effect of change in accounting Principle              --               --               --             (.12)
                                                              ---------        ---------        ---------        ---------
    Net income attributable to common stockholders            $     .26        $     .22        $     .43        $     .17
                                                              =========        =========        =========        =========
  Diluted:
    Net income before change in accounting principle
     and extraordinary loss                                   $     .26        $     .22        $     .43        $     .29
    Cumulative effect of change in accounting principle              --               --               --             (.12)
                                                              ---------        ---------        ---------        ---------
    Net income attributable to common stockholders            $     .26        $     .22        $     .43        $     .17
                                                              =========        =========        =========        =========
Average shares outstanding:
  Basic                                                          25,621           25,955           25,619           26,139
                                                              =========        =========        =========        =========
  Diluted                                                        25,796           26,095           25,725           26,304
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                     --------------------------
                                                                                        2000             1999
                                                                                     ---------        ---------
Cash flows from operating activities:
  Net income before preferred dividends                                              $  10,982        $   4,846
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                                                      528             (292)
    Change in reserves for losses
      and loss expenses, net of due to/from reinsurers                                  37,987           53,481
    Depreciation and amortization                                                       10,207           11,483
    Change in unearned premiums and
      prepaid reinsurance premiums                                                      14,878           37,483
    Change in premiums and fees receivable                                             (22,045)         (41,606)
    Change in Federal income taxes                                                      (3,304)         (11,364)
    Change in deferred acquisition cost                                                 (9,139)         (15,395)
    Realized gains on investments                                                         (793)          (1,013)
    Other, net                                                                         (41,966)         (31,707)
                                                                                     ---------        ---------
          Net cash flows from (used in) operating activities
            before trading account sales                                                (2,665)           5,916
Trading account sales, net                                                                (636)          (1,758)
                                                                                     ---------        ---------
      Net cash flows from (used in) operating activities                                (3,301)           4,158
                                                                                     ---------        ---------

Cash flows from (used in) investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                      752,816          300,540
     Equity securities                                                                  29,884              433
  Proceeds from maturities and prepayments of
       fixed maturity securities                                                        87,610           82,814
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                     (762,630)        (407,546)
     Equity securities                                                                 (58,238)          (3,841)
  Change in balances due to/from security brokers                                       (4,489)         (15,287)
  Net additions to real estate, furniture & equipment                                   (4,389)          (1,494)
  Net proceeds from sale of subsidiary                                                   2,532               --
  Other, net                                                                             1,000            2,668
                                                                                     ---------        ---------
          Net cash flows from (used in) investing activities                            44,096          (41,713)
                                                                                     ---------        ---------

Cash flows used in financing activities:
  Net proceeds (repayment) from short-term debt                                        (35,000)          19,500
  Purchase of treasury shares                                                               --          (18,072)
  Cash dividends to common stockholders                                                 (6,067)          (6,590)
  Cash dividends to preferred stockholders                                                  --           (2,001)
  Repurchase of preferred stock                                                             --          (98,092)
  Retirement of long-term debt                                                         (25,000)              --
  Other, net                                                                               267            8,553
                                                                                     ---------        ---------
          Net cash flows used in financing activities                                  (65,800)         (96,702)
                                                                                     ---------        ---------

Net decrease in cash and invested cash                                                 (25,005)        (134,257)
Cash and invested cash at beginning of year                                            315,474          386,278
                                                                                     ---------        ---------
Cash and invested cash at end of period                                                290,469        $ 252,021
                                                                                     =========        =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                      $  24,532        $  25,661
                                                                                     =========        =========
  Federal and foreign income taxes paid, net                                         $     218        $      --
                                                                                     =========        =========


          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


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

2.    REINSURANCE CEDED

      The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                      For the Three Months           For the Six Months
                                          Ended June 30,               Ended June 30,
                                     -----------------------       -----------------------
                                       2000           1999           2000           1999
                                     --------       --------       --------       --------
Ceded premiums written               $ 84,196       $ 83,422       $160,826       $156,905
                                     ========       ========       ========       ========

Ceded premiums earned                $ 76,304       $ 82,101       $146,344       $151,024
                                     ========       ========       ========       ========

Ceded losses and loss expenses       $ 46,101       $ 81,685       $101,795       $125,261
                                     ========       ========       ========       ========


3.    COMPREHENSIVE INCOME

      The differences between comprehensive income and net income are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                             For the Three Months              For the Six Months
                                                                 Ended June 30,                  Ended June 30,
                                                           ------------------------        ------------------------
                                                             2000            1999            2000            1999
                                                           --------        --------        --------        --------
Net income attributable to common stockholders             $  6,636        $  5,624        $ 10,982        $  4,349
                                                           --------        --------        --------        --------

Other comprehensive income:
Change in unrealized foreign exchange gains (losses)           (174)              2             (43)            711
Unrealized holding gains (losses) on investment
  securities arising during the period                        2,782         (40,708)          7,900         (64,108)
Less: Reclassification adjustment for gains
       included in net income, net of tax                       211             185             515             658
                                                           --------        --------        --------        --------
    Net change in unrealized gains during the period          2,993         (40,523)          8,415         (63,450)

Other comprehensive income (loss)                             2,819         (40,521)          8,372         (62,739)
                                                           --------        --------        --------        --------

Comprehensive income (loss)                                $  9,455        $(34,897)       $ 19,354        $(58,390)
                                                           ========        ========        ========        ========

4.    INDUSTRY SEGMENTS

      The Company's operations are presently conducted through five basic segments: regional property casualty insurance; reinsurance; specialty lines of insurance; alternative markets operations and international. The regional property casualty insurance segment writes standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The specialty lines of insurance consist primarily of excess and surplus lines, commercial transportation, professional liability, directors and officers liability and surety. The Company's alternative markets segment specializes in insuring, reinsuring, and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Finally, the international operations represent the Company's joint venture (65% owned by the Company) with Northwestern Mutual Life International, Inc., which writes property and casualty insurance, as well as life insurance, internationally. For the six months ended June 30, 2000 and 1999, the joint venture wrote life insurance premiums of $16.4 million and $9.3 million, respectively.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies; see the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a complete description. Income tax expense (benefits) were calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carry-forwards only to the extent of taxes previously paid. Summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends, interest on inter-company debt and fees paid by subsidiaries for portfolio management and other services to the Company. Identifiable assets by segment are those assets used in the operation of each segment.

                                                                                                      INCOME
                                                                     REVENUES                         (LOSS)
                                                      ---------------------------------------         BEFORE         INCOME TAX
                                       INVESTMENT      UNAFFILIATED     INTER-                         INCOME         (EXPENSE)
(DOLLARS IN THOUSANDS)                   INCOME         CUSTOMERS      SEGMENT           TOTAL          TAXES          BENEFITS
--------------------------------------------------------------------------------------------------------------------------------
For the six months
ended June 30, 2000:
  Regional                              $  27,878       $ 354,009      $     881       $ 354,890       $  (1,317)      $   1,104
  Reinsurance                              23,480         166,327            399         166,726          10,714          (2,424)
  Specialty                                22,952         156,496          1,322         157,818          10,667          (2,447)
  Alternative Markets                      18,983         120,579             22         120,601          15,186          (3,298)
  International                             4,163          53,571             --          53,571           2,107            (612)
  Corporate and other                         732           4,275         36,606          40,881             (33)          3,829
  Adjustments and
    eliminations                           (1,676)             --        (39,230)        (39,230)        (29,030)          7,064
--------------------------------------------------------------------------------------------------------------------------------
  Consolidated                          $  96,512       $ 855,257      $      --       $ 855,257       $   8,294       $   3,216
--------------------------------------------------------------------------------------------------------------------------------
For the six months
ended June 30, 1999:
  Regional                              $  27,084       $ 345,527      $     948       $ 346,475       $ (14,798)      $   6,850
  Reinsurance                              23,778         165,631            338         165,969           8,033          (1,060)
  Specialty                                26,324         155,766         (1,211)        154,555          21,374          (5,010)
  Alternative Markets                      17,993         110,046            204         110,250          15,462          (2,560)
  International                             3,341          44,034             --          44,034             560            (879)
  Corporate and other                         721           2,959         37,754          40,713          (3,853)         10,503
  Adjustments and
    eliminations                           (2,066)             --        (38,033)        (38,033)        (28,597)          1,779
--------------------------------------------------------------------------------------------------------------------------------
  Consolidated                          $  97,175       $ 823,963      $      --       $ 823,963       $  (1,819)      $   9,623
--------------------------------------------------------------------------------------------------------------------------------


      Interest expense for reinsurance, alternative markets and corporate was $1,163,000, $297,000 and $22,824,000, respectively, for the six months ended June 30, 2000 and $1,163,000, $297,000 and $24,362,000, respectively, for the corresponding period in 1999.

Identifiable assets by segment are as follows:

                                          JUNE 30,      DECEMBER 31,
                                            2000            1999
                                       ------------------------------
               Regional                 $1,461,817      $ 1,436,575
               Reinsurance               1,178,678        1,022,776
               Specialty                 1,355,224        1,370,837
               Alternative Markets         869,297          878,125
               International               204,771          177,675
               Corporate and other       1,308,766        1,362,345
               Elimination              (1,610,722)      (1,463,542)
               ------------------------------------------------------
               Consolidated             $4,767,831      $ 4,784,791
               ======================================================

5.    SALE OF ASSETS

      For the first six months of 2000, the Company reported realized gains of $3.2 million in connection with the sale of the assets of All American Agency Facilities, Inc. ("All American"), a managing general agency, and the sale of certain equipment. All American's revenues and operating profits (losses) were $1.8 million and ($0.6) million, respectively, for the six months ended June 30, 2000 and $7.5 million and $0.4 million, respectively, for the year ended December 31, 1999.

6.    RESTRUCTURING CHARGE

      In the first quarter of 2000, the Company implemented a restructuring plan. Under the plan, the reinsurance segment has withdrawn from the Latin American and Caribbean market, and the domestic reinsurance operations are focusing on specialty reinsurance lines while de-emphasizing certain commodity-type lines. The Company reduced its permanent workforce by approximately 37 employees in connection with the plan. The Company recognized $1,850,000 in expense in its statement of operations to reflect charges related to the plan. These charges consisted mainly of severance payments and contractual lease payments related to abandoned facilities. The activities under the plan are expected to be substantially completed in 2000.

7.    OTHER MATTERS

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

8.    SAFE HARBOR STATEMENT

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's performance for the year 2000 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including but not limited to the impact of competition, product demand and pricing, claims development, catastrophe and storm losses, investment results, legislative and regulatory developments and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the 2000 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Operating Results for the First Six Months of 2000
as Compared to the First Six Months of 1999

      Net premiums written during the first six months of 2000 increased by 1% to $736 million from $726 million written in the comparable 1999 period. Net premiums written by the regional segment decreased by $5.9 million, or 2%, due to a decline in policy count. Specialty net premiums written increased by $1.4 million, or 1%, as increases in business written by the excess and surplus and financial products lines were offset by a 39% decrease in commercial transportation business. Net premiums written by the reinsurance operations decreased by $20.2 million, or 13%, due to a decrease in treaty property business which was partially offset by an increase in facultative business. Alternative markets net premiums written increased $19.1 million, or 29%, due to an increase in business written by Signet Star Reinsurance Company. International net premiums written increased $15.7 million, or 41%, due to growth in both Argentina and the Philippines.

      Pre-tax investment income decreased by 1% to $96.5 million. The decrease in investment income was due to a decrease in average investable assets as a result of the repayment of short-term debt and the retirement of certain long-term debt. The average yield earned on the portfolio increased from 6.5% to 6.7% due to a decrease in the portion of the portfolio invested in municipal securities. (See "Liquidity and Capital Resources.")

      Management fees and commission income ("Management fees") consist primarily of revenues earned by the alternative markets segment. Management fees decreased $0.5 million from the comparable 1999 amount, principally due to the sale of All American Agency Facilities, Inc. (See Notes to Consolidated Financial Statements.)

      Realized gains decreased to $0.8 million from $1.0 million earned in the comparable 1999 period. Realized gains on fixed income securities result primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria. The majority of the 2000 and 1999 realized gains and losses resulted from the sale of fixed income securities, and other assets. (See Notes to Consolidated Financial Statements.)

      The combined ratio (on a statutory basis) of the Company's insurance operations increased to 107.4% for the first six months of 2000 from 106.8% for the comparable 1999 period. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 73.3% in 2000 from 71.5% in 1999 due to an increase in loss ratios at the alternative markets and specialty segments. The increase in the alternative markets loss ratio reflects higher estimated losses on new business written by Signet Star Reinsurance Company and a decrease in favorable reserve development at Midwest Employers Casualty Company. The increase in the specialty loss ratio reflects increased claims activity arising from policies issued to nursing home and assisted care facilities by Admiral Insurance Company, primarily in 1998 and 1999. Admiral ceased issuing policies to such facilities in early 2000 and is continuing to monitor developments and evaluate claims reserves with respect to this coverage.

      Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations as well as the Company's corporate and investment expenses, decreased by 1% to $293.6 million. The decrease in other operating costs and expenses is primarily due to a decline in premium volume which in turn results in a decrease in underwriting expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) decreased to 33.8% from 34.9% as a result of savings from the restructuring of the regional segment in 1999.

      The Federal income tax benefit in 2000 was $3.2 million as compared to $9.6 million for the comparable 1999 period. The effective tax rate differs from the Federal tax rate of 35% principally because of tax-exempt investment income. (See "Liquidity and Capital Resources.")

     First quarter 2000 results include an after-tax restructuring charge of $1.2 million, or 4 cents per diluted share, related to the Company's reinsurance operations. (See Notes to Consolidated Financial Statements.) The restructuring, which should be substantially completed by the end of 2000, is expected to result in annual after-tax savings of approximately $ 2.5 million. The first quarter 1999 results include an after-tax restructuring charge of $ 7.3 million, or 28 cents per diluted share, primarily related to the restructuring of the Company's regional property casualty business.

Operating Results for the Second Quarter of
2000 as Compared to the Second Quarter of 1999

      For the second quarter of 2000 as compared to the corresponding 1999 period, net premiums written increased 1% and net investment income decreased 3%, generally for the reasons discussed above.

      The combined ratio (on a statutory basis) of the Company's insurance operations for the second quarter of 2000 decreased to 108.2% from 108.7% for the comparable 1999 period due to an increase in the consolidated loss ratio and a decrease in the consolidated expense ratio. The consolidated loss ratio (losses and loss expense incurred expressed as a percentage of premiums earned) increased to 73.1% in 2000 from 71.9% in 1999 for the reasons discussed above.

      Other operating costs and expenses decreased 3% to $148.2 million and the consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written) decreased to 34.7% for the 2000 period from 36.4% for the comparable 1999 quarter for the reasons discussed above.


Liquidity and Capital Resources

      Cash flow used in operating activities before trading account activities was $3 million for the first six months of 2000 compared with cash flow from operating activities of $6 million for the same period in 1999. The investment portfolio, excluding trading account securities, on a cost basis, decreased by $71 million to $2,612 million at June 30, 2000 from $2,683 million at December 31, 1999. The decrease in the investment portfolio is primarily attributable to the repayment of $60 million of corporate debt during the first six months of 2000.

      At June 30, 2000, as compared to December 31, 1999, the investment portfolio was as follows: state and municipal securities were 25% (36% in 1999); U.S. Government securities and cash equivalents were 23% (21% in 1999); mortgage-backed securities were 18% (15% in 1999); corporate fixed maturity securities were 18% (14% in 1999); and the balance of 16% (14% in 1999) was invested in equity securities.

      The Company had net trading assets (trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account securities sold but not yet purchased) of $374 million as of June 30, 2000, as compared to $356 million as of December

31, 1999. The net trading account represented approximately 13% (12% in 1999) of the Company's net invested assets as of June 30, 2000 and December 31, 1999.




      In the first six months of 2000, the Company retired $25 million of 6.31% senior notes and repaid $35 million of borrowings under a line of credit. The debt repayments were financed by distributions from the Company's insurance subsidiaries and, as a result, the consolidated surplus of the insurance subsidiaries decreased to approximately $801 million at June 30, 2000 from approximately $851 million at December 31, 1999.

      For the first six months of 2000, stockholders' equity increased by approximately $13 million to $605 million. At June 30, 2000 the Company's total capitalization was $1,173 million and the percentage of the Company's capital attributable to long-term debt was 32%, compared with 33% at December 31, 1999.

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

      The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1999 to June 30, 2000, and the overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 1999.






                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

            On May 9, 2000 the Company issued 346 shares of its Common Stock to each of its eight directors (2,768 shares in the aggregate). The shares were issued as payment of a portion of annual director's fees pursuant to the Company's 1997 Director Stock Plan. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) thereof for transactions not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None.


      (b)   Reports on Form 8-K

            During the quarter ended June 30, 2000, the Company filed the following Report on Form 8-K:

            Report dated April 26, 2000 with respect to a press release announcing results of operations of the Company for the first quarter of 2000 (Under Item 5 of Form 8-K.)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     W. R. BERKLEY CORPORATION




Date: August 8, 2000                  /s/   WILLIAM R. BERKLEY
                                     ------------------------------
                                     William R. Berkley
                                     Chairman of the Board and
                                     Chief Executive Officer





Date: August 8, 2000                  /s/    EUGENE G. BALLARD
                                     ------------------------------
                                     Eugene G. Ballard
                                     Senior Vice President,
                                     Chief Financial Officer
                                     and Treasurer