Form 10-Q
period 2000-09-30
BERKLEY W R CORP
filed 2000-11-14
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period. . . . . . . .
September 30, 2000

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

Yes  [X]    No  [ ]

Number of shares of common stock, $.20 par value, outstanding as of November 3, 2000: 25,500,847.

                         Part I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets

(Dollars in thousands)                                                        September 30,      December 31,
                                                                                   2000              1999
                                                                              -------------      ------------
Assets                                                                        (Unaudited)
Investments:
  Invested cash                                                                $   271,258       $   295,423
  Fixed maturity securities:
    Held to maturity, at cost (fair value $157,878 and $150,465)                   155,514           152,657
    Available for sale, at fair value (cost $2,099,323
       And $2,180,509)                                                           2,068,463         2,110,411
  Equity securities, at fair value:
    Available for sale (cost $85,894 and $54,437)                                   94,028            61,380
    Trading account (cost $385,348 and $236,453)                                   385,015           253,430
Cash                                                                                16,006            20,051
Premiums and fees receivable                                                       410,481           380,887
Due from reinsurers                                                                653,732           620,446
Accrued investment income                                                           30,003            36,925
Prepaid reinsurance premiums                                                       102,599            91,005
Deferred policy acquisition costs                                                  195,377           182,348
Real estate, furniture & equipment at cost, less accumulated depreciation          123,537           128,735
Excess of cost over net assets acquired                                             72,709            76,523
Trading account receivable from brokers and clearing organizations                 193,208           258,454
Deferred Federal income taxes                                                       80,535            81,976
Other assets                                                                        32,439            34,140
                                                                               -----------       -----------
                                                                               $ 4,884,904       $ 4,784,791
                                                                               ===========       ===========
Liabilities, Reserves, Debt and Stockholders' Equity
Liabilities and reserves:
  Reserves for losses and loss expenses                                        $ 2,462,114       $ 2,361,238
  Unearned premiums                                                                721,724           689,826
  Due to reinsurers                                                                137,119           144,712
  Short-term debt                                                                   10,000            35,000
  Trading securities sold but not yet purchased, at fair value
    (proceeds $139,571 and $137,801)                                               137,216           155,826
  Other liabilities                                                                196,113           183,218
                                                                               -----------       -----------
                                                                                 3,664,286         3,569,820
                                                                               -----------       -----------
Long-term debt                                                                     370,068           394,792
Company-obligated manditorily redeemable capital securities of a
  Subsidiary trust holding solely 8.197% junior subordinated
  Debentures of the Corporation due December 15, 2045                              198,158           198,126
Minority interest                                                                   31,609            30,275
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; no shares issued
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,                                --                --
     Net of treasury shares, 25,413,619 and 25,616,578 shares                        7,281             7,281
  Additional paid-in capital                                                       331,620           331,640
  Retained earnings                                                                559,513           551,401
  Accumulated other comprehensive income                                           (18,250)          (44,500)
  Treasury stock, at cost, 10,990,448 and 10,787,489 shares                       (259,381)         (254,044)
                                                                               -----------       -----------
                                                                                   620,783           591,778
                                                                               -----------       -----------
                                                                               $ 4,884,904       $ 4,784,791
                                                                               ===========       ===========

See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                                  For the Three Months                 For the Nine Months
                                                                  Ended September 30,                  Ended September 30,
                                                              -----------------------------       -----------------------------
                                                                  2000              1999              2000              1999
                                                              -----------       -----------       -----------       -----------
Revenues:
  Net premiums written                                        $   376,084       $   359,881       $ 1,111,926       $ 1,085,652
  Change in net unearned premiums                                  (5,252)            3,657           (20,243)          (33,760)
                                                              -----------       -----------       -----------       -----------
    Premiums earned                                               370,832           363,538         1,091,683         1,051,892
  Net investment income                                            56,513            48,090           153,025           145,265
  Management fees and commission income                            15,818            19,099            51,535            55,347
  Realized gains (losses) on investments                            1,092            (3,417)            1,885            (2,404)
  Other income                                                      1,702               513             3,086             1,686
                                                              -----------       -----------       -----------       -----------
    Total revenues                                                445,957           427,823         1,301,214         1,251,786
Operating costs and expenses:
  Losses and loss expenses                                        276,344           272,819           803,596           764,916
  Other operating costs and expenses                              150,829           151,792           444,406           448,150
  Interest expense                                                 11,670            12,246            35,954            38,068
  Restructuring charge                                                 --                --             1,850            11,505
                                                              -----------       -----------       -----------       -----------
    Income (loss) before income taxes                               7,114            (9,034)           15,408           (10,853)
Federal income tax benefit                                            869             8,145             4,085            17,768
                                                              -----------       -----------       -----------       -----------

    Net Income (loss) before minority interest
      and preferred dividends                                       7,983              (889)           19,493             6,915

Minority interest                                                    (891)             (467)           (1,419)             (175)

Preferred dividends                                                    --                --                --              (497)
                                                              -----------       -----------       -----------       -----------
    Net income (loss) before change in accounting
      principle and extraordinary gain                              7,092            (1,356)           18,074             6,243
Cumulative effect of change in accounting
      principle (net of taxes of $1,750)                               --                --                --            (3,250)
Extraordinary gain on early extinguishment                             --               735                --               735
      of long-term debt (net of taxes of $396)                -----------       -----------       -----------       -----------
    Net income (loss)attributable to common stockholders      $     7,092       $      (621)      $    18,074       $     3,728
                                                              ===========       ===========       ===========       ===========
Earning per share:
  Basic:
    Net income (loss) before change in accounting
      principle and extraordinary gain                        $       .28       $      (.05)      $       .71       $       .23
    Cumulative effect of change in accounting principle                --                --                --              (.12)
    Extraordinary gain on early extinguishment of
      long-term debt                                                   --               .03                --               .03
                                                              -----------       -----------       -----------       -----------
    Net income (loss)attributable to common stockholders      $       .28       $      (.02)      $       .71       $       .14
                                                              ===========       ===========       ===========       ===========
  Diluted:
    Net income (loss) before change in accounting
      principle and extraordinary gain                        $       .27       $      (.05)      $       .70       $       .23
    Cumulative effect of change in accounting principle                --                --                --              (.12)
    Extraordinary gain on early extinguishment of
      long-term debt                                                   --               .03                --               .03
                                                              -----------       -----------       -----------       -----------
    Net income (loss)attributable to common stockholders      $       .27       $      (.02)      $       .70       $       .14
                                                              ===========       ===========       ===========       ===========
Average shares outstanding:
  Basic                                                            25,476            25,723            25,571            25,999
                                                              ===========       ===========       ===========       ===========
  Diluted                                                          25,807            25,822            25,769            26,133
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                    -------------------------
                                                                                       2000            1999
                                                                                    ---------       ---------
Cash flows from (used in) operating activities:
  Net income before preferred dividends and extraordinary items                     $  18,074       $   3,490
  Adjustments to reconcile net income to cash
      flows from operating activities:
    Minority interest                                                                   1,419             175
    Increase in reserves for losses
      and loss expenses, net of due to/from reinsurers                                 61,872          62,118
    Depreciation and amortization                                                      15,594          17,344
    Change in unearned premiums and
      prepaid reinsurance premiums                                                     20,304          33,825
    Increase in premiums and fees receivable                                          (29,594)        (27,376)
    Change in Federal income taxes                                                      5,338          (5,875)
    Change in deferred acquisition cost                                               (13,029)        (16,365)
    Realized gains on investments                                                      (1,885)          2,404
    Other, net                                                                        (26,643)        (42,675)
                                                                                    ---------       ---------
          Net cash flows from operating activities
            before trading account                                                     51,450          27,065
Net Trading account sales (purchases), net                                            (55,034)            950
                                                                                    ---------       ---------
      Net cash flows from (used in) operating activities                               (3,584)         28,015
                                                                                    ---------       ---------

Cash flows from (used in) investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                     616,430         432,791
     Equity securities                                                                 19,847           9,533
  Proceeds from maturities and prepayments of
       fixed maturity securities                                                      117,320         117,726
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                    (649,662)       (574,047)
     Fixed maturity securities held to maturity                                                            --
     Equity securities                                                                (59,212)         (5,457)
  Change in balances due to/from security brokers                                        (636)          6,609
  Proceeds from the sale of a subsidiary                                                2,532              --
  Other, net                                                                           (6,514)          2,006
                                                                                    ---------       ---------
          Net cash flows from (used in) investing activities                           40,105         (10,839)
                                                                                    ---------       ---------
Cash flows used in financing activities:
  Repurchase of preferred stock                                                            --         (98,092)
  Proceeds from (repayment of) short-term debt                                        (25,000)        (20,500)
  Purchase of treasury shares                                                          (7,020)        (22,119)
  Retirement of long-term debt and Capital Securities                                 (25,000)         (9,171)
  Cash dividends to common stockholders                                                (9,399)         (9,968)
  Cash dividends to preferred stockholders                                                 --          (2,001)
  Other, net                                                                            1,688           8,585
                                                                                    ---------       ---------
          Net cash flows used in financing activities                                 (64,731)       (153,266)
                                                                                    ---------       ---------
Net decrease in cash and invested cash                                                (28,210)       (136,090)
Cash and invested cash at beginning of year                                           315,474         386,278
                                                                                    ---------       ---------
Cash and invested cash at end of period                                             $ 287,264       $ 250,188
                                                                                    =========       =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                     $  31,351       $  33,247
                                                                                    =========       =========
  Federal income taxes received, net                                                $  (9,806)      $ (13,544)
                                                                                    =========       =========


See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

2.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                                                   For the Three Months                  For the Nine Months
                                                                     Ended September 30,                 Ended September 30,
                                                                ---------------------------          --------------------------
                                                                   2000              1999              2000              1999
                                                                ---------          --------          --------          --------
        Ceded premiums written                                  $  77,606          $ 77,575          $238,432          $234,480
                                                                =========          ========          ========          ========

        Ceded premiums earned                                   $  79,618          $ 72,416          $225,962          $223,440
                                                                =========          ========          ========          ========

        Ceded losses and loss expenses                          $  76,458          $ 73,474          $178,253          $198,735
                                                                =========          ========          ========          ========


3.       COMPREHENSIVE INCOME

         The differences between comprehensive income (loss) and net income
(loss) are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                                             For the Three Months            For the Nine Months
                                                                              Ended September 30,           Ended September 30,
                                                                            -----------------------       -----------------------
                                                                              2000           1999           2000           1999
                                                                            --------       --------       --------       --------
Net income (loss) attributable to common stockholders                       $  7,092       $   (621)      $ 18,074       $  3,728

Other comprehensive income:

  Unrealized holding gains(losses) on investment
   securities arising during the period, net of tax                           17,526        (12,527)        25,426        (76,635)
  Less: Reclassification adjustment for gains (losses)
        included in net income (loss), net of tax                                709         (2,221)         1,224         (1,563)
                                                                            --------       --------       --------       --------
   Net change in unrealized gains (losses) during
    the period                                                                18,235        (14,748)        26,650        (78,198)

  Change in unrealized foreign exchange gains (losses)                          (357)           124           (400)           835
                                                                            --------       --------       --------       --------

Comprehensive income (loss)                                                 $ 24,970       $(15,245)      $ 44,324       $(73,635)
                                                                            ========       ========       ========       ========

4.       INDUSTRY SEGMENTS

         The Company's operations are presently conducted through five basic segments: regional property casualty insurance; reinsurance; specialty lines of insurance; alternative markets operations and international. The regional property casualty insurance segment writes standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The specialty lines of insurance consist primarily of excess and surplus lines, commercial transportation, professional liability, directors and officers liability and surety. The Company's alternative markets segment specializes in insuring, reinsuring, and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. Finally, the international operations represent the Company's joint venture (65% owned by the Company) with Northwestern Mutual Life International, Inc., which writes property and casualty insurance, as well as life insurance, internationally. For the nine months ended September 30, 2000 and 1999, the joint venture revenues include life insurance premiums of $24.7 million and $16.7 million, respectively.

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

                                                                                                           Income
                                                                              Revenues                     (Loss)       Income
                                                            ----------------------------------------       Before        Tax
                                               Investment   Unaffiliated      Inter-                       Income     (Expense)
(Dollars in thousands)                           Income       Customers       Segment        Total         Taxes       Benefits
-------------------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30, 2000:

  Regional                                      $ 43,859     $  534,262       $ 1,015      $ 535,277     $ (2,972)      $ 2,257
  Reinsurance                                     36,643        251,371         1,026        252,397       17,253        (4,312)
  Specialty                                       35,844        236,347         1,724        238,071       16,860        (4,656)
  Alternative Markets                             31,555        190,257           171        190,428       24,488        (5,982)
  International                                    6,882         84,319            --         84,319        3,707          (396)
  Corporate and other                                755          4,658        41,170         45,828      (14,389)        4,482
  Adjustments and
    eliminations                                  (2,513)            --       (45,106)       (45,106)     (29,539)       12,692
-------------------------------------------------------------------------------------------------------------------------------
  Consolidated                                  $153,025     $1,301,214            --     $1,301,214     $ 15,408       $ 4,085
-------------------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30, 1999:

  Regional                                      $ 39,167     $  518,714       $ 1,266     $  519,980     $(32,210)      $ 9,169
  Reinsurance                                     36,608        256,700           520        257,220       13,596        (2,737)
  Specialty                                       38,918        235,194          (887)       234,307       34,713        (8,252)
  Alternative Markets                             27,564        167,959           351        168,310       19,628        (3,553)
  International                                    4,935         68,556            --         68,556        1,569          (956)
  Corporate and other                                846          4,663        45,851         50,514      (15,409)       18,725
  Adjustments and
    eliminations                                  (2,773)            --       (47,101)       (47,101)     (32,740)        5,372
---------------------------------------------------------------------------------------------------------------------------------
  Consolidated                                  $145,265     $1,251,786       $    --     $1,251,786     $(10,853)      $17,768
---------------------------------------------------------------------------------------------------------------------------------

         Interest expense for reinsurance, alternative markets and corporate was $1,745,000, $441,000 and $33,768,000, respectively, for the nine months ended September 30, 2000 and $1,745,000, $445,000 and $35,878,000, respectively, for the corresponding period in 1999.

Identifiable assets by segment are as follows:

                                            September 30,          December 31,
                                               2000                   1999
                                           ------------------------------------
Regional                                    $ 1,472,927            $ 1,436,575
Reinsurance                                   1,221,814              1,022,776
Specialty                                     1,374,216              1,370,837
Alternative Markets                             930,111                878,125
International                                   211,334                177,675
Corporate and other                           1,334,149              1,362,345
Elimination                                  (1,659,647)            (1,463,542)
-------------------------------------------------------------------------------
Consolidated                                $ 4,884,904            $ 4,784,791
===============================================================================

5.       SALE OF ASSETS

         In the second quarter of 2000, the Company reported realized gains of $3.2 million in connection with the sale of the assets of All American Agency Facilities, Inc. ("All American"), a managing general agency. All American's revenues and operating profits (losses) were $1.8 million and ($0.7) million, respectively, for the first nine months of 2000 and $7.5 million and $0.4 million, respectively, for the year ended December 31, 1999.

6.       RESTRUCTURING CHARGE

         In the first quarter of 2000, the Company implemented a restructuring plan for our reinsurance operations. Under the plan, the reinsurance segment has withdrawn from the Latin American and Caribbean market, and the domestic reinsurance operations are focusing on specialty reinsurance lines while de-emphasizing certain commodity-type lines. The Company reduced its permanent workforce by approximately 37 employees in connection with the plan. The Company recognized $1,850,000 in expense in its statement of operations to reflect charges related to the plan. These charges consisted mainly of severance payments and contractual lease payments related to abandoned facilities. The activities under the plan have been substantially completed.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         During 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133, and Amendment of FASB 133" which extended the effective date of FASB 133 to January 1, 2001. FAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments. This statement will not have a material impact on the Company's results of operations or financial condition.

8.       OTHER MATTERS

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

9.       SAFE HARBOR STATEMENT

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

Item 2.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Operating Results for the First Nine Months of 2000
as Compared to the First Nine Months of 1999

         Net premiums written during the first nine months of 2000 increased by 2% to $1,112 million from $1,086 million written in the comparable 1999 period. Net premiums written by the regional segment decreased by $7 million, or 2%, as a decline in policy count more than offset price increases. Specialty net premiums written increased by $8 million, or 4%, as increases in excess and surplus and financial products lines were offset by a 43% decrease in commercial transportation business. Net premiums written by the reinsurance operations decreased by $31 million, or 14%, as a result of the business restructuring implemented in the first quarter of 2000. (See Notes to Consolidated Financial Statements.) Alternative markets net premiums written increased $35 million, or 35%, due to an increase in excess and reinsured workers' compensation business. International net premiums written increased $22 million, or 37%, due to growth in both Argentina and the Philippines.

         Pre-tax investment income increased by 5% to $153 million in 2000. The average gross yield earned on the portfolio increased from 6.6% to 7.1% due primarily to a decrease in the portion of the portfolio invested in municipal securities. (See "Liquidity and Capital Resources.")

         Management fees and commission income ("Management fees") consist primarily of revenues earned by the alternative markets segment. Management fees decreased

$3.8 million to $51.5 million in 2000, principally due to the sale of All American Agency Facilities, Inc. (See Notes to Consolidated Financial Statements.)

         Realized gains were $1.9 million in 2000 compared with a loss of $2.4 million earned in 1999. Realized gains and losses relate primarily to sales of fixed income and equity securities, sales or disposals of other assets and adjustments to the carrying value of permanently impaired securities. Realized gains and losses on fixed income securities result primarily from the Company's strategy of maintaining an appropriate balance between the duration of its fixed income portfolio and the duration of its liabilities; realized gains on equity securities arise primarily as a result of a variety of factors which influence the Company's valuation criteria.

         The combined ratio (on a statutory basis) of the Company's insurance operations increased to 108.0% for the first nine months of 2000 from 107.7% for the comparable 1999 period. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) increased to 73.5% in 2000 from 72.4% in 1999 due to an increase in loss ratios for the alternative markets and specialty segments, which was partially offset by lower loss ratios for the regional and reinsurance segments. The increase in the alternative markets loss ratio reflects higher estimated losses on reinsured workers' compensation business and a decrease in favorable reserve development for excess workers' compensation business. The decrease in the regional loss ratio was due to the impact of price increases. The decrease in the reinsurance loss ratio reflects the change in business relating to the restructuring implemented in the first quarter of 2000. (See Notes to Consolidated Financial Statements.) The increase in the specialty loss ratio reflects lower prior year reserve redundancies. During 2000, the specialty segment has experienced increased claims activity arising from policies issued to nursing home and assisted care facilities by Admiral Insurance Company, primarily in 1998 and 1999. Admiral ceased issuing policies to such facilities in early 2000 and is continuing to monitor developments and evaluate claims reserves with respect to this coverage.

         Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations as well as the Company's corporate and investment expenses, decreased by 1% to $444 million. The decrease in other operating costs and expenses is primarily due to a decline in corporate expenses and service company expenses. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums written) decreased to 34.2% from 34.9% as a result of savings from the restructuring of the regional segment in 1999.

         The Federal income tax benefit in 2000 was $4 million as compared to $18 million for the comparable 1999 period. The effective tax rate differs from the Federal tax rate of 35% principally because of tax-exempt investment income. (See "Liquidity and Capital Resources.")

         First quarter 2000 results include an after-tax restructuring charge of $1.2 million, or 5 cents per diluted share, related to the Company's reinsurance operations. (See Notes to Consolidated Financial Statements.) The restructuring, which has been substantially completed, is expected to result in annual after-tax savings of approximately $2.5 million. The first quarter 1999 results include an after-tax restructuring charge of $7.3 million, or 28 cents per diluted share, primarily related to the restructuring of the Company's regional property casualty business

Operating Results for the Third Quarter of
2000 as Compared to the Third Quarter of 1999

         For the third quarter of 2000 as compared to the corresponding 1999 period, net premiums written increased 5% and net investment income increased 18%, generally for the reasons discussed above.

         The combined ratio (on a statutory basis) of the Company's insurance operations for the third quarter of 2000 increased to 110.2% from 109.4% for the comparable 1999 period due to an increase in the consolidated loss ratio. The consolidated loss ratio (losses and loss expense incurred expressed as a percentage of premiums earned) increased to 74.9% in 2000 from 74.0% in 1999 for the reasons discussed above.

         Other operating costs and expenses decreased 1% to $151 million and the consolidated expense ratio of the Company's insurance operations (underwriting expenses expressed as a percentage of premiums written)remained at 35.0%.

Liquidity and Capital Resources

         Cash flow from operating activities before trading account activities was $51 million for the first nine months of 2000 compared with $27 million for the same period in 1999. Cash and investments (including trading account receivable from brokers and clearing organizations and trading securities sold but not yet purchased), on a cost basis, increased by $7 million to $3,067 million at September 30, 2000 from $3,060 million at December 31, 1999. The increase in cash and investments reflects cash flow from operations, which was partially offset by cash used for the repayment of debt and other financing activities.

         At September 30, 2000, as compared to December 31, 1999, the composition of the investment portfolio was as follows: state and municipal securities were 20% (36% in 1999); U.S. Government securities and cash equivalents were 24% (21% in 1999); mortgage-backed securities were 19% (15% in 1999); corporate fixed maturity securities were 20% (14% in 1999); and the balance of 17% (14% in 1999) was invested in equity securities.

The Company had net trading assets (trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account securities sold but not yet purchased) of $441 million as of September 30, 2000, as compared to $356 million as of December 31, 1999. The net trading account represented approximately 14% and 12% of the Company's net invested assets as of September 30, 2000 and December 31, 1999, respectively.

         In the first nine months of 2000, the Company retired $25 million of 6.31% senior notes and repaid $25 million of borrowings under a line of credit. The debt repayments were financed by distributions from the Company's insurance subsidiaries.

         For the first nine months of 2000, stockholders' equity increased by approximately $29 million to $621 million. At September 30, 2000 the Company's total capitalization was $1,189 million and the percentage of the Company's capital attributable to long-term debt was 31%, compared with 33% at December 31, 1999.

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

         The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1999 to September 30, 2000, and the overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 1999.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.


         (b)      Reports on Form 8-K

                During the quarter ended September 30, 2000, the Company filed the following Reports on Form 8-K:

                Report dated August 1, 2000 with respect to a press release announcing results of Operations of the Company for the second quarter of 2000 (Under Item 5 of Form 8-K.)

                Report dated September 26, 2000 with respect to a press release announcing the realignment of insurance companies (Under Item 5 of Form 8-K.)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               W. R. BERKLEY CORPORATION




Date: November 7, 2000                          /s/   WILLIAM R. BERKLEY
                                               ------------------------------
                                               William R. Berkley
                                               Chairman of the Board and
                                               President

Date: November 7, 2000                          /s/    EUGENE G. BALLARD
                                               ------------------------------
                                               Eugene G. Ballard
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Treasurer