Form 10-K
period 2000-12-31
BERKLEY W R CORP
filed 2001-03-23
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           (Mark One)

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of such stock on the Nasdaq National Market as of March 7, 2001: $1,156,879,996.

Number of shares of common stock, $.20 par value, outstanding as of March 7, 2001: 28,861,309

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2000 Annual Report to Stockholders for the year ended December 31, 2000 are incorporated herein by reference in Part II, and portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, are incorporated herein by reference in Part III.

                            W. R. BERKLEY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                December 31, 2000

                                                                                                                Page
                                                                                                                ----
         SAFE HARBOR STATEMENT                                                                                    3

                  PART I

         ITEM     1.  BUSINESS                                                                                    4

         ITEM     2.  PROPERTIES                                                                                 22

         ITEM     3.  LEGAL PROCEEDINGS                                                                          22

         ITEM     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        23

                  PART II

         ITEM     5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS                                                            23

         ITEM     6.  SELECTED FINANCIAL DATA FOR THE FIVE YEARS
                      ENDED DECEMBER 31, 2000                                                                    24

         ITEM     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              25

         ITEM     7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 25

         ITEM     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                25

         ITEM     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE                                                                   25

                  PART III

         ITEM     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                         26

         ITEM     11. EXECUTIVE COMPENSATION                                                                     28

         ITEM     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                                                                      28

         ITEM     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                             28

                  PART IV

         ITEM     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                      AND REPORTS ON FORM 8-K                                                                    28

                              SAFE HARBOR STATEMENT
                          UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995


         This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's performance for the year 2001 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, the impact of competition, product demand and pricing, claims development and the process of estimating reserves, the level of the Company's retentions, catastrophe and storm losses, legislative and regulatory developments, changes in the ratings assigned to the Company by rating agencies, investment results, availability of reinsurance, the effects of our recent restructuring, availability of dividends from our insurance company subsidiaries, our successful integration of acquired companies, investing substantial amounts in our information systems and technology, the ability of our reinsurers to pay reinsurance recoverables owed to us, exchange rate and political risks and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K (see "Certain Factors That May Affect Future Results" herein). These risks could cause the Company's actual results for the year 2001 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                                     PART I

ITEM     1.  BUSINESS

         W. R. Berkley Corporation, a Delaware corporation, is an insurance holding company which, through our subsidiaries, presently operates in five segments of the property casualty insurance business: specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); reinsurance; regional property casualty insurance; and international. This structure provides the flexibility to respond to local or specific market conditions and pursue specialty business niches. It also allows us to be closer to our customers to better understand their individual needs and risk characteristics. The holding company structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment and reinsurance management and actuarial, financial and legal staff support.

         Unless otherwise indicated, all references in this Form 10-K to "W. R. Berkley," "we," "us," "our," the "Company" or similar terms refer to W. R. Berkley Corporation together with its subsidiaries.

       Our specialty insurance, alternative markets and reinsurance operations are conducted nationwide. Regional insurance operations are conducted primarily in the Midwest, New England, South, and Mid Atlantic regions of the United States. Presently, international operations are conducted primarily in Argentina and the Philippines.

       Net premiums written, as reported on a generally accepted accounting principles ("GAAP") basis, by the Company's five major insurance industry segments for each of the past five years were as follows:

                                                                             Year Ended December 31,
                                              ---------------------------------------------------------------------------------
                                                 2000              1999              1998              1997             1996
                                                 ----              ----              ----              ----             ----
                                                                              (Amounts in thousands)
Net premiums written:

         Specialty insurance operations       $  285,525        $  260,380        $  254,003        $  219,272       $  214,738
         Alternative markets operations          184,255           122,137           106,195            90,870           76,876
         Reinsurance operations                  276,640           309,181           269,634           206,652          218,200
         Regional insurance operations           640,843           649,849           641,316           618,768          517,515
         International operations                118,981            86,172            75,106            42,079           25,182
                                              ----------        ----------        ----------        ----------       ----------

                  Total                       $1,506,244        $1,427,719        $1,346,254        $1,177,641       $1,052,511
                                              ==========        ==========        ==========        ==========       ==========

Percentage of net premiums written:

         Specialty insurance operations             19.0%             18.2%             18.9%             18.6%            20.4%
         Alternative markets operations             12.2               8.6               7.9               7.7              7.3
         Reinsurance operations                     18.4              21.7              20.0              17.5             20.7
         Regional insurance operations              42.5              45.5              47.6              52.6             49.2
         International operations                    7.9               6.0               5.6               3.6              2.4
                                              ----------        ----------        ----------        ----------        ---------

         Total                                     100.0%            100.0%            100.0%            100.0%           100.0%
                                              ==========        ==========        ==========        ==========        =========

         The following sections briefly describe our insurance segments. The statutory information contained herein is derived from that reported to state regulatory authorities in accordance with statutory accounting practices ("SAP"). All of the domestic insurance subsidiaries have an A.M. Best Company, Inc. ("A.M. Best") rating of "A (Excellent)", other than Admiral Insurance Company, which has a rating of "A+ (Superior)". A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best reviews its ratings on a periodic basis, and ratings of the Company's subsidiaries are therefore subject to change.

                         SPECIALTY INSURANCE OPERATIONS

         Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus ("E&S") lines, property, professional liability, surety and commercial transportation markets. The specialty business is conducted through six operating units. The different companies within the segment are divided along the different customer bases and product lines which they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

         Admiral Insurance ("Admiral") specializes in E&S coverages, including general liability, professional liability and property. Admiral insures risks requiring specialized treatment not available in the conventional market, with coverage designed to meet the specific needs of the insured. Business is received from wholesale brokers via retail agents, whose clients are the insureds. Admiral operates primarily on a non-admitted basis. Admiral's business is obtained on a nationwide basis from approximately 190 non-exclusive brokers.

         Coverages are provided to a wide variety of customers which, until February 2000, included nursing homes and assisted care facilities. In February 2000, Admiral ceased issuing policies to such facilities due to the difficult legal environment and underwriting results for this business.

         Nautilus Insurance ("Nautilus") insures E&S risks which involve a lower degree of expected severity than those covered by Admiral. Nautilus obtains its business nationwide from approximately 135 non-exclusive general agents, some of which also provide business to Admiral. A substantial portion of Nautilus' business is written on a binding authority basis, subject to certain contractual limitations. Nautilus operates primarily on a non-admitted basis. Nautilus also writes transportation risks, as well as other specialty losses, on an admitted basis.

         Monitor Liability Managers ("Monitor") is our professional liability underwriting unit. Monitor writes directors' and officers' and lawyers' professional coverages. Monitor continues to develop two other insurance lines - management liability and employment practices liability. Its business is developed nationally through a combination of wholesale and retail sources.

         Carolina Casualty ("Carolina") writes liability, physical damage and cargo insurance for the transportation industry, concentrating on long-haul trucking companies. Public transportation insurance for such risks as charter buses and school buses also make up a substantial part of Carolina's business. Carolina's business is obtained nationwide from approximately 120 agents and brokers. During 2000, in response to the competitive market environment, we substantially reduced our writings of commercial transportation business; however, we expect to increase our writings in 2001 as market conditions improve.

         Clermont Specialty Managers ("Clermont") writes specialty commercial lines in the New York City metropolitan area. These include package insurance programs for luxury condominium, cooperative and rental apartment buildings and restaurants, and motorcycle coverages. Product distribution is through retail agents and wholesale brokers.

         Monitor Surety Managers ("Surety") writes surety bonds in all 50 states, primarily serving the bonding needs of mid-sized contractors. It operates five regional offices producing business mostly from retail agents specializing in surety.

         The following table sets forth the percentage of direct premiums written by each specialty unit:

                               Year Ended December 31,
                     ---------------------------------------------
                     2000      1999       1998      1997     1996
                     ----      ----       ----      ----     ----

Admiral               39.5%     36.6%     37.7%     37.9%    34.0%
Nautilus              24.8      24.7      23.0      24.7     23.5
Monitor               17.8      14.2      12.9      12.8     12.5
Carolina              10.9      18.1      20.5      18.7     23.7
Clermont               4.5       4.2       4.0       4.1      5.1
Surety                 2.5       2.2       1.9       1.8      1.2
                     -----     -----     -----     -----     -----

            Total    100.0%    100.0%    100.0%    100.0%   100.0%
                     =====     =====     =====     =====    =====

         The following table sets forth the percentages of direct premiums written, by line, by our specialty insurance operations:

                                                     Year Ended December 31,
                                      ---------------------------------------------------
                                       2000        1999       1998       1997       1996
                                       ----        ----       ----       ----       ----
General Liability                       40.5%      30.5%      28.2%      34.1%      35.3%
Professional Liability                  14.5       16.5       16.9       14.7       12.1
Automobile Liability                    10.6       18.3       19.0       17.7       20.9
Fire and Allied Lines                    9.2        7.7        7.1        7.5        7.1
Directors' and Officers' Liability       7.0        6.6        7.7        8.1       10.0
Commercial Multi-Peril                   4.6        3.3        3.1        3.0        1.0
Automobile Physical Damage               4.3        6.4        6.1        4.9        5.3
Medical Malpractice                      3.7        6.0        6.1        4.0        3.3
Surety                                   2.5        2.1        2.0        1.9        1.3
Inland Marine                            1.6        1.9        1.8        1.5        1.6
Workers' Compensation                    0.7        0.6        1.9        2.5        1.7
Other                                    0.8        0.1        0.1        0.1        0.4
                                      ------     ------     ------     ------     ------

                   Total               100.0%     100.0%     100.0%     100.0%     100.0%
                                      ======     ======     ======     ======     ======


                               ALTERNATIVE MARKETS

         Our alternative markets operations specialize in developing, insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms. Our clients include employers, employer groups, reinsurers, alternative markets funds and other insurers seeking less costly, more efficient ways to manage exposure to risks. In addition to providing insurance, the alternative markets segment also provides a wide variety of fee-based services, including consulting and administrative services.

         Each of our alternative markets divisions is involved in risk management and is organized according to one of the following product areas: insuring excess workers' compensation, or EWC, risks; insuring primary workers' compensation risks; providing non-risk bearing administrative services nationwide and offering reinsurance products to alternative markets clients.

         Excess workers' compensation. We market and underwrite EWC insurance and related risk management services, including a full range of consulting services. EWC insurance is marketed primarily to employers and employer groups that self-insure their workers' compensation programs. EWC insurance provides coverage to self-insured employers and employer groups once their losses exceed a specified retention amount. We offer a complete line of products, including specific and aggregate insurance policies and surety bonds.

         Primary workers' compensation. Primary workers' compensation insurance is provided in California to the small employer market and in North Carolina primarily to employers moving out of associations or individual self-insurance.

         Insurance services. Our alternative markets insurance service operations offer a full range of alternative solutions customized to meet risk financing needs for various structures, such as assigned risk plans, captive insurance companies, retention pools, risk retention groups, self-funded plans and specialty insurance company programs.

         Interaction with clients through consulting and other advisory services is central to marketing efforts in the alternative markets. Our services include property casualty and workers' compensation third-party administration, claims adjustment and management, employee benefit consulting and administration, accounting services, insurance and reinsurance risk transfer, loss control and safety consulting, management information systems, regulatory compliance and relations, risk management consulting, alternative markets plan management, statistical analysis, underwriting and rating and policy issuance.

         Reinsurance. The alternative markets reinsurance division provides custom designed reinsurance products and services to alternative markets clients, such as captive insurance companies, risk retention groups, public entity insurance trusts and governmental pools. These clients are generally self-insured vehicles which provide insurance buyers with a mechanism for retaining part of their own risk, managing their exposures, modifying their loss costs and, ultimately, participating in the underwriting results.

         The following table sets forth the percentages of revenues, by major source of business, of our alternative markets operations:

                                                                                Year Ended December 31,
                                                              ----------------------------------------------------------
                                                               2000          1999         1998        1997         1996
                                                               ----          ----         ----        ----         ----
        Excess Workers' Compensation                           29.3%         32.3%        39.0%       46.1%        48.8%
        Primary Workers' Compensation                          16.7          14.7          6.6          --           --
        Insurance Services                                     25.0          30.5         32.4        35.9         37.5
        Reinsurance Division                                   29.1          22.5         22.0        18.0         13.7
                                                              -----         -----        -----       -----        -----

                            Total                             100.0%        100.0%       100.0%      100.0%       100.0%
                                                              =====         =====        =====       =====        =====


                             REINSURANCE OPERATIONS

         Our reinsurance operations consist of three operating units, which specialize in underwriting property casualty and surety reinsurance on both a treaty and a facultative basis.

         Treaty. Our Property Casualty Treaty Division is our largest business unit in terms of personnel and premiums written. This division is committed exclusively to the broker market segment of the treaty reinsurance industry. It functions as a traditional reinsurer in specialty and standard reinsurance lines.

         In 2000, we began to focus on reinsurance lines of business which are more specialty-focused and where knowledge and expertise in a specific area is valued over the capital scale of the reinsurance provider. It is in those situations where we can best utilize our intellectual capital to drive the underwriting process. In the first quarter of 2000, we also began redirecting our reinsurance business away from the property sub-segments, which expose us to weather-related and other natural catastrophes, and decided to withdraw altogether from the Latin American and Caribbean market. In addition, within the treaty sub-segment, we are shifting our focus toward excess of loss treaties, which we believe present more profitable opportunities. We anticipate that these changes will allow us to have more significant participations and greater influence over the terms and conditions of coverage. However, due to the shift in our focus, we are expecting a reduction in reinsurance premiums.

         Facultative. Our Facultative Division specializes in individual certificate and program facultative business. Its highly experienced underwriters seek to offset the underwriting and pricing cycles in the underlying insurance business by developing risk management solutions and through superior risk selection. We develop this business through brokers and on a direct basis where the client does not choose to use an intermediary.

         Fidelity and Surety. Our Fidelity and Surety Division operates as a lead reinsurer in a niche market of the property casualty industry where its highly specialized knowledge and expertise are essential to meet the needs of fidelity and surety primary writers. Business is marketed principally through brokers as well as directly to clients not served by intermediaries.

         The following table sets forth the percentages of gross premiums written, by line, by our reinsurance operations:

                                                                      Year Ended December 31,
                                                  ---------------------------------------------------------------
                                                   2000         1999          1998           1997           1996
                                                   ----         ----          ----           ----           ----
Treaty:

     Casualty and other                            50.5%        46.0%         39.7%          38.7%          45.1%
     Property and related lines                    11.4         15.1          19.1           16.1           23.3
     Professional and specialty                     9.1         10.1           8.4            5.5            4.7
     Latin American and Caribbean                   2.0          6.2          11.2           13.8            5.7
                                                  -----        -----         -----          -----          -----
             Total Treaty                          73.0         77.4          78.4           74.1           78.8
                                                  -----        -----         -----          -----          -----

Facultative                                        19.4         14.9          14.8           15.4           11.7
Fidelity and Surety                                 7.6          7.7           6.8           10.5            9.5
                                                  -----        -----         -----          -----          -----

                    Total                         100.0%       100.0%        100.0%         100.0%         100.0%
                                                  =====        =====         =====          =====          =====


         The following table sets forth the percentage of gross premiums written, by property versus casualty business, by our reinsurance operations:

                                                                     Year Ended December 31,
                                                  --------------------------------------------------------------
                                                   2000          1999         1998           1997          1996
                                                   ----          ----         ----           ----          ----
     Property                                      14.4%         20.6%        31.4%          32.7%         35.2%
     Casualty                                      85.6          79.4         68.6           67.3          64.8
                                                  -----         -----        -----          -----         -----

                    Total                         100.0%        100.0%       100.0%         100.0%        100.0%
                                                  =====         =====        =====          =====         =====


                          REGIONAL INSURANCE OPERATIONS

         Our regional subsidiaries provide commercial and personal property casualty insurance products to customers primarily in 39 states. Key clients of this segment are small-to-mid-sized businesses and governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the W. R. Berkley group. Our regional insurance operations are conducted through four geographic regions based on markets served: Midwest, New England, South and Mid Atlantic.

       Our regional insurance subsidiaries primarily sell our insurance products through a network of non-exclusive independent agents who are compensated on a commission basis. Our regional companies underwrite all major commercial and personal lines with an emphasis on commercial lines.

         The following table sets forth the direct premiums written by each region:

                                                                       Year Ended December 31,
                                                  --------------------------------------------------------------
                                                   2000         1999          1998          1997           1996
                                                   ----         ----          ----          ----           ----
       Midwest                                    42.4%         44.2%        44.5%          45.2%          50.8%
       New England                                 24.1         21.4          20.5          20.3           20.4
       South                                       16.9         15.6          16.0          16.6           17.7
       Mid Atlantic                                16.6         18.8          19.0          17.9           11.1
                                                  -----        -----         -----         -----          -----

                    Total                         100.0%       100.0%        100.0%        100.0%         100.0%
                                                  =====        =====         =====         =====          =====

         The following table sets forth the percentages of direct premiums written, by line, by our regional insurance operations:

                                                                                 Year Ended December 31,
                                                         -----------------------------------------------------------------
                                                          2000           1999           1998          1997           1996
                                                          ----           ----           ----          ----           ----
     Commercial Multi-Peril                               22.9%          21.9%          20.7%         20.5%          20.8%
     Workers' Compensation                                18.0           17.8           18.6          19.3           20.1
     Automobile:
        Commercial                                        22.1           21.7           20.8          19.6           17.4
        Personal                                          12.9           14.3           14.8          15.2           16.4
     General Liability                                     7.1            7.0            6.9           6.8            6.5
     Homeowners                                            6.1            5.8            6.3           7.1            7.9
     Fire and Allied Lines                                 4.0            4.5            4.7           5.0            4.7
     Inland Marine                                         3.5            3.6            3.4           2.0            2.8
     Other                                                 3.4            3.4            3.8           4.5            3.4
                                                         -----          -----          -----         -----          -----

                  Total                                  100.0%         100.0%         100.0%        100.0%         100.0%
                                                         =====          =====          =====         =====          =====


         The following table sets forth the percentages of direct premiums written, by state, by our regional insurance operations:

                                                                               Year Ended December 31,
                                                         -----------------------------------------------------------------
                                                          2000          1999           1998           1997           1996
                                                          ----          ----           ----           ----           ----
         Maine                                             9.2%          8.2%           9.4%          10.2%          10.8%
         Iowa                                              7.2           7.2            7.5            7.7            8.4
         Nebraska                                          7.2           7.1            7.0            7.5            8.2
         Texas                                             6.8           6.3            6.3            6.8            7.5
         New Hampshire                                     6.7           6.0            5.8            5.8            6.0
         Kansas                                            4.6           4.3            4.5            4.6            4.8
         Massachusetts                                     4.6           3.6            2.2            0.2            0.1
         North Carolina                                    4.4           4.8            4.8            4.2            1.5
         Colorado                                          4.3           3.7            3.5            3.5            3.8
         Pennsylvania                                      4.1           5.4            5.0            4.8            2.2
         Minnesota                                         3.9           5.0            5.4            5.3            5.4
         Virginia                                          3.6           3.7            4.1            4.2            3.7
         Mississippi                                       3.3           3.9            5.0            5.7            6.1
         South Dakota                                      3.3           3.5            3.7            4.2            5.4
         Vermont                                           3.2           3.0            3.0            3.2            3.1
         Missouri                                          3.1           3.5            3.4            3.6            3.6
         Wisconsin                                         2.4           2.5            2.5            2.6            2.9
         Arkansas                                          2.2           1.7            1.7            1.8            1.8
         Illinois                                          2.2           2.4            2.6            2.8            3.1
         Tennessee                                         1.7           1.6            1.3            1.0            0.4
         Oklahoma                                          1.6           1.3            1.3            1.3            1.3
         South Carolina                                    1.6           1.4            1.5            1.0             --
         Idaho                                             1.0           1.2            1.4            1.1            0.6
         Montana                                           1.0           1.1            1.2            1.3            1.4
         North Dakota                                      0.9           0.9            1.0            1.2            1.6
         Arizona                                           0.7           0.7             --             --             --
         Maryland                                          0.6           0.7            0.6            0.7            0.7
         New Mexico                                        0.7           0.4            0.1             --             --
         Ohio                                              0.4           0.8            0.6            0.5            0.5
         Oregon                                            0.7           0.7            0.6            0.6            0.5
         Other                                             2.8           3.4            3.0            2.6            4.6
                                                         -----         -----          -----          -----          -----

                  Total                                  100.0%        100.0%         100.0%         100.0%         100.0%
                                                         =====         =====          =====          =====          =====

                            International Operations

         In 1995, the Company and Northwestern Mutual Life International, Inc. ("NML"), a wholly-owned subsidiary of The Northwestern Mutual Life Insurance Company, entered into a joint venture to form Berkley International, LLC ("Berkley International"), a limited liability company. We agreed to contribute up to $65 million to Berkley International in exchange for a 65% membership interest and NML agreed to contribute up to $35 million to Berkley International in exchange for a 35% membership interest.

         Applying the same approach that we take for our domestic businesses, we believe that decentralized control is key to the success of our international effort. For example, we hire local insurance executives who have specialized knowledge of their customers, markets and products, and we link their compensation to meeting performance objectives.

         Presently international operations are conducted primarily in Argentina and the Philippines. In Argentina, we offer customers commercial and personal property casualty insurance in addition to life insurance and workers' compensation. In the Philippines, we provide savings and life products to customers, including endowment policies to pre-fund education costs and retirement income.

         The following table set forth the percentages of direct premiums for our international operations:

                                                                              Year Ended December 31,
                                                        ----------------------------------------------------------------
                                                         2000           1999          1998           1997         1996
                                                         ----           ----          ----           ----         ----
         Property casualty                               72.3%          72.3%          85.5%         96.3%        100.0%
         Life                                            14.7           16.5           10.9           3.7            --
                                                        -----          -----          -----         -----         -----
                  Total Argentina                        87.0           88.8           96.4         100.0         100.0

         Philippines - Life                              13.0           11.2            3.6            --            --
                                                        -----          -----          -----         -----         -----

                             Total                      100.0%         100.0%         100.0%        100.0%        100.0%
                                                        =====          =====          =====         =====         =====

                           Results by Industry Segment

         Summary financial information about our operating segments is presented on a GAAP basis in the following table (all amounts include realized capital gains and losses):

                                                                             Year Ended December 31,
                                                        ------------------------------------------------------------------
                                                          2000          1999            1998          1997          1996
                                                          ----          ----            ----          ----          ----
                                                                            (Amounts in thousands)
Specialty Insurance

Total revenues                                          $324,859      $309,068        $311,955      $284,321      $247,131
Income before income taxes                                31,836         39,261        85,889         68,088        52,113

Alternative Markets

Total revenues                                           269,025        222,276        205,935       184,733       172,027
Income before income taxes                                31,592         24,919         36,501        34,733        32,278

Reinsurance

Total revenues                                           349,164        341,940        297,144       242,086       244,066
Income before income taxes                                27,760         14,091         33,858        42,193        32,756

Regional Insurance

Total revenues                                           718,489        702,129        682,519       635,142       529,479
Income (loss) before income taxes                          2,548       (97,362)       (24,524)        47,624        35,169

International

Total revenues                                           118,234         93,878         80,287        45,360        26,435
Income (loss) before income taxes                          6,853          3,535        (7,017)       (3,566)       (1,283)

         The table below represents summary underwriting ratios, on a statutory accounting basis for our insurance companies and the insurance industry. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:


                                                                                 Year Ended December 31,
                                                    ------------------------------------------------------------------------
                                                     2000             1999           1998              1997           1996
                                                     ----             ----           ----              ----           ----
Specialty Insurance Operations
Loss ratio                                           73.1%            66.0%           61.8%            61.9%           68.4%
Expense ratio                                        32.0             32.9            31.7             33.3            30.9
Policyholders' dividend ratio                          .1               .2              .3               .5              .3
                                                    -----            -----           -----            -----           -----
Combined ratio                                      105.2%            99.1%           93.8%            95.7%           99.6%
                                                    =====             ====            ====             ====            ====

Alternative Markets Operations
Loss ratio                                           71.2%            67.4%           63.7%            73.1%           74.8%
Expense ratio                                        36.2             37.3            36.0             35.8            34.9
                                                    -----            -----           -----            -----           -----
Combined ratio                                      107.4%           104.7%           99.7%           108.9%          109.7%
                                                    =====            =====           =====            =====           =====

Reinsurance Operations
Loss ratio                                           73.2%            76.0%           74.3%            69.2%           73.3%
Expense ratio                                        32.5             33.2            31.5             32.1            30.1
                                                    -----            -----           -----            -----           -----
Combined ratio                                      105.7%           109.2%          105.8%           101.3%          103.4%
                                                    =====            =====           =====            =====           =====

Regional Insurance Operations
Loss ratio                                           75.1%            84.7%           76.0%            66.6%           66.8%
Expense ratio                                        33.5             36.1            35.8             34.0            34.1
Policyholders' dividend ratio                          .8               .7              .9               .5              .6
                                                    -----            -----           -----            -----           -----
Combined ratio                                      109.4%           121.5%          112.7%           101.1%          101.5%
                                                    =====            =====           =====            =====           =====

International Operations
Loss ratio                                           60.5%            53.3%           59.7%            59.8%           49.7%
Expense ratio                                        36.6             46.4            48.5             54.6            49.9
                                                    -----            -----           -----            -----           -----
Combined ratio                                       97.1%            99.7%          108.2%           114.4%           99.6%
                                                    =====            =====           =====            =====           =====

Combined Insurance Operations
Loss ratio                                           73.1%            76.5%           71.2%            66.4%           68.7%
Expense ratio                                        33.5             35.4            34.9             34.4            33.1
Policyholders' dividend ratio                          .4               .3              .5               .4              .4
                                                    -----            -----           -----            -----           -----
Combined ratio                                      107.0%           112.2%          106.6%           101.2%          102.2%
                                                    =====            =====           =====            =====           =====

Combined Insurance Operations
Premiums to surplus ratio (1)                         1.8              1.6             1.4              1.2             1.2
                                                    =====            =====           =====            =====           =====

Industry Ratios
Combined ratio                                      110.3% (2)       107.1% (3)      104.9% (3)       101.5% (3)      106.3% (3)
Premiums to surplus ratio                              .9% (2)          .9% (4)         .8% (4)          .9% (4)        1.0% (4)

(1) Based on the Company's consolidated net premiums written to statutory surplus.

(2)  Estimated by A.M. Best.

(3)  Source: A.M. Best Aggregates & Averages, for stock companies.

(4)  Source: A.M. Best Aggregates & Averages, for total industry.

Investments

         Investment results before income tax effects were as follows:

                                                                          Year Ended December 31,
                                              ----------------------------------------------------------------------------
                                                 2000                 1999           1998          1997            1996
                                                 ----                 ----           ----          ----            ----
                                                                             (Amounts in thousands)
Average investments, at cost                  $3,032,281           $3,045,391     $2,996,707    $2,873,730      $2,538,806
                                              ==========           ==========     ==========    ==========      ==========
Investment income,
    before expenses                           $  219,955           $  198,556     $  206,065    $  205,812      $  171,047
                                              ==========           ==========     ==========    ==========      ==========
Percent earned on
    average investments                              7.3%                 6.5%           6.9%          7.2%            6.7%
                                              ==========           ==========     ==========    ==========      ==========

Realized gains (losses)                       $    8,364           $   (6,064)    $   25,400    $   13,186      $    7,437
                                              ==========           ==========     ==========    ==========      ==========

Change in unrealized investment
    gains (losses) (1)                        $  117,637           $ (173,084)    $   22,147    $   66,306      $  (22,409)
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

                                               2000             1999            1998              1997             1996
                                               ----             ----            ----              ----             ----
1 year or less                                   3.5%           3.0%              1.7%             4.4%            3.1%
Over 1 year through 5 years                     22.1%           16.4%            16.0%            26.4%           20.7%
Over 5 years through 10 years                   21.8%           26.0%            24.4%            19.1%           25.0%
Over 10 years                                   27.7%           34.6%            37.2%            29.2%           27.1%
Mortgage-backed securities                      24.9%           20.0%            20.7%            20.9%           24.1%
                                               -----           -----            -----            -----           -----
             Total                             100.0%          100.0%           100.0%           100.0%          100.0%
                                               =====           =====            =====            =====           =====


Loss and Loss Adjustment Expense Reserves

         In the property casualty insurance industry, it is not unusual for significant periods of time to elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which is a balance sheet account representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Our loss reserves reflect current estimates of the ultimate cost of closing outstanding claims. Other than our excess workers' compensation business and the workers' compensation portion of our reinsurance business, as discussed below, we do not discount our reserves for financial reporting purposes.

         In general, when a claim is reported, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis which provide for losses incurred but not yet reported to the insurer, potential inadequacy of case reserves, the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process ("LAE"), and a provision for potentially uncollectible reinsurance. Each insurance subsidiary's net retention for each line of insurance is taken into consideration in the computation of estimated ultimate losses.

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

         While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to fluctuation. In particular, high levels of jury verdicts against insurers, as well as judicial decisions which "re-formulate" policies to expand coverage to include previously unforeseen theories of liability, e.g., those regarding pollution and other environmental exposures, have produced unanticipated claims and increased the difficulty of estimating the loss and loss adjustment expense reserves.

         We discount our liabilities for excess workers' compensation business and the workers' compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company's loss payout experience and is supplemented with data compiled from insurance companies writing similar business. The liabilities for losses and loss expenses have been discounted using "risk-free" discount rates determined by reference to the U.S. Treasury yield curve. The discount rates range from 5.16% to 6.49% with a weighted average rate of 5.85%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $223,000,000, $196,000,000 and $187,000,000, at
December 31, 2000, 1999 and 1998 respectively.

         To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. Environmental claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

         Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $29,422,000 and $30,944,000 at December 31, 2000 and 1999, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $57,167,000 and $65,966,000 at December 31, 2000 and 1999, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $1,602,000, $1,371,000 and $2,227,000 in 2000, 1999 and 1998,
respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $3,123,000, $3,819,000 and $2,614,000 in 2000, 1999 and 1998, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

         The following table sets forth the components of our gross loss reserves and net provision for losses and loss expense (amounts in thousands):

                                                                       2000               1999               1998
                                                                       ----               ----               ----
Gross Reserves:
      Property casualty                                             $2,475,805         $2,340,890         $2,120,523
      Life                                                              58,112             20,348              6,043
                                                                    ----------         ----------         ---------
                    Total                                           $2,533,917         $2,361,238         $2,126,566
                                                                    ==========         ==========         ==========

Net provision for losses and loss expense:
      Property casualty                                             $1,072,632         $1,070,913         $ 911,069
      Life                                                              21,779             14,913             3,693
                                                                    ----------         ----------         ---------
                    Total                                           $1,094,411         $1,085,826         $ 914,762
                                                                    ==========         ==========         =========

         The table below provides a reconciliation of the beginning and ending property casualty reserves, on a gross of reinsurance basis (amounts in thousands)(1):

                                                                                  2000               1999               1998
                                                                                  ----               ----               ----
         Net reserves at beginning of year                                     $1,723,865         $1,583,304         $1,433,011
                                                                               ----------         ----------         ----------
         Net reserves of acquired companies                                            --                 --              2,189
         Net provision for losses and loss expenses:
           Claims occurring during the current year                             1,047,060          1,032,089            944,887
           Increase (decrease) in estimates for
             claims occurring in prior years                                       14,042             28,351            (42,929)
           Amortization of discount                                                11,530             10,473              9,111
                                                                               ----------         ----------         ----------
                                                                                1,072,632          1,070,913            911,069
                                                                               ----------         ----------         ----------
         Net payments for claims:
           Current year                                                           394,401            433,942            397,787
           Prior years                                                            584,047            496,410            365,178
                                                                                ---------          ---------          ---------
                                                                                  978,448            930,352            762,965
                                                                               ----------         ----------         ----------
         Net reserves at end of year                                            1,818,049          1,723,865          1,583,304
         Ceded reserves at end of year                                            657,756            617,025            537,219
                                                                               ----------         ----------         ----------
         Gross reserves at end of year                                         $2,475,805         $2,340,890         $2,120,523
                                                                               ==========         ==========         ==========

       A reconciliation, as of December 31, 2000, between the reserves reported in the accompanying consolidated financial statements which have been prepared in accordance with GAAP and those reported on a SAP basis is as follows (amounts in thousands):

         Net reserves reported on a SAP basis                                   $1,801,078
         Additions (deductions) to statutory reserves:
           International property & casualty reserves                               40,142
           Loss reserve discounting (2)                                            (31,289)
           Outstanding drafts reclassified as reserves                              13,488
           Other                                                                    (5,370)
                                                                                ----------
         Net reserves reported on a GAAP basis                                   1,818,049
           Ceded reserves reclassified as assets                                   657,756
                                                                                ----------
         Gross reserves reported on a GAAP basis                                $2,475,805
                                                                                ==========


(1) Claims occurring during the current year is net of discount of $39,990,000, $22,923,754 and $20,354,000 for the years ended December
         31, 2000, 1999 and 1998, respectively.

(2) For statutory purposes, we use a discount rate of 4.5% as permitted by the Department of Insurance of the State of Delaware. For GAAP purposes, we use a discount rate based on the U. S. Treasury yield curve weighted for the expected payout period, as described above.

       The following table presents the development of net reserves for 1990 through 2000. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

         The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1990 reserves have developed a $141 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a "run off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1990 is reserved for $2,000 as of December 31, 1990. Assuming this claim was settled for $2,300 in 2000, the $300 deficiency would appear as a deficiency in each year from 1990 through 1999.

Year Ended December 31,         1990    1991     1992     1993     1994      1995      1996    1997     1998       1999       2000
-----------------------         ----    ----     ----     ----     ----      ----      ----    ----     ----       ----       ----
                                                                    (Amounts in millions)
Discounted net reserves for
 losses and loss expenses      $ 643    $ 680   $  710    $ 783    $  895   $ 1,209  $ 1,333  $1,433     $1,583    $ 1,724   $1,818

Reserve discounting               --       --       --       --        --       152      172     190        187        196      223
Undiscounted net reserve

Net Re-estimated as of:
One year later                   635      676      704      776       885     1,346    1,481   1,580      1,798      1,934
Two years later                  632      659      694      755       872     1,305    1,406   1,566      1,735
Three years later                619      650      665      744       833     1,236    1,356   1,446
Four years later                 612      637      655      708       789     1,195    1,239
Five years later                 603      631      630      672       764     1,112
Six years later                  588      609      600      649       706
Seven years later                569      585      579      599
Eight years later                550      568      541
Nine years later                 534      534
Ten years later                  502

Cumulative redundancy
  (deficiency) undiscounted      141      146      169      184       189       249      266     177         35        (14)

Cumulative amount of
  net liability paid
  through:
One year later                 $ 139    $ 160   $  169    $ 186    $  221   $   265  $   332  $  365      $ 496     $  584
Two years later                  235      264      275      221       355       434      523     574        795
Three years later                304      332      306      291       445       550      635     737
Four years later                 345      346      344      334       501       616      714
Five years later                 377      371      362      363       528       655
Six years later                  395      384      375      373       543
Seven years later                402      394      376      373
Eight years later                409      392      370
Nine years later                 405      383
Ten years later                  394

Discounted net reserves                                     783       895     1,209    1,333   1,433      1,583      1,724    1,818
Ceded Reserves                                            1,233     1,176       451      450     477        538        617      658
                                                          -----    ------   -------  -------  ------     ------    -------   ------
Discounted gross reserves                                 2,016     2,071     1,660    1,783   1,910      2,121      2,341    2,476
Reserve discounting                                          --        --       192      216     241        248        250      286
                                                          -----    ------   -------  -------  ------     ------    -------   ------
Gross reserve                                            $2,016     2,071    $1,852   $1,999  $2,151     $2,369    $ 2,591   $2,762
                                                          =====    ======   =======  =======  ======     ======    =======   ======

Gross Re-estimated as of:
  One year later                                          2,010     2,043     1,827    1,965   2,132      2,390      2,653
  Two years later                                         1,966     2,026     1,789    1,959   2,096      2,389
  Three years later                                       1,955     1,983     1,754    1,909   2,010
  Four years later                                        1,913     1,951     1,733    1,823
  Five years later                                        1,855     1,928     1,681
  Six years later                                         1,815     1,899
  Seven years later                                       1,788
Gross cumulative redundancy
(deficiency) undiscounted                                $  228   $   172   $   171   $  176  $  141    $   (20)    $  (62)
                                                         ======   =======   =======   ======  ======    =======     ======

Reinsurance

         We follow the customary industry practice of reinsuring a portion of our exposures and paying to reinsurers a part of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of "A (Excellent)" or better with $250 million in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of "A-(Excellent)" or better with $150 million in policyholder surplus.

Regulation

         Our insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business. They are subject to statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Our property casualty subsidiaries, other than E&S and reinsurance subsidiaries, must file all rates for personal and commercial insurance with the insurance department of each state in which they operate. Our E&S and reinsurance subsidiaries generally operate free of rate and form regulation.

         In addition to regulatory supervision of our insurance subsidiaries, we are subject to state statutes governing insurance holding company systems. Typically, such statutes require that we periodically file information with the state insurance commissioner, including information concerning our capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of our outstanding voting securities would be required to obtain regulatory approval of the purchase. Under Florida law, which is applicable to us due to our ownership of Carolina Casualty Insurance Company, a Florida domiciled insurer, the acquisition of more than 5% of our capital stock must receive regulatory approval. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         Various state and federal organizations, including Congressional committees and the National Association of Insurance Commissioners ("NAIC"), have been conducting reviews into various aspects of the insurance business. The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises effective January 1, 2001. The accounting codification will not have a material impact on our insurance subsidiaries' results of operations or statutory surplus. The NAIC is also considering model laws on commercial lines deregulation. A number of states have adopted and others are considering adopting forms of commercial lines deregulation laws which, depending upon factors such as the relatively high amount of premium or revenue of an insured, would permit an insurer to provide insurance without being subject to rate and/or form filing requirements. No assurance can be given that future legislative or regulatory changes resulting from such activity will not adversely affect our insurance subsidiaries.

         The NAIC utilizes a Risk Based Capital (RBC) formula which is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized control level RBC as of December 31, 2000.

         The Gramm-Leach-Bliley Act, or Financial Services Modernization Act of 1999 (the "Act"), was enacted in 1999 and significantly affects the financial services industry, including insurance companies, banks and securities firms. The Act modifies federal law to permit the creation of financial holding companies ("FHCs"), which, as regulated by the Act, can maintain cross-holdings in insurance companies, banks and securities firms to an extent not previously allowed. The Act also permits or facilitates certain types of combinations or affiliations for FHCs. The Act establishes a functional regulatory scheme under which state insurance departments will maintain primary regulation over insurance activities, subject to provisions for certain federal preemptions.

         Important provisions of the Act involve requirements for adoption of
(i) multi-state agents' licensing reforms and uniformity requirements and (ii) privacy protections, giving the states the ability to enact these laws in the first instance or be preempted. The NAIC adopted a model regulation on privacy, and a model law on agents' licensing, which have been enacted or are currently being considered by various state legislatures and insurance departments. It is not anticipated that the insurance regulatory aspects of the Act will have a material effect on our operations.

         Our insurance subsidiaries are also subject to assessment by state guaranty funds when an insurer in that jurisdiction has been judicially declared insolvent and insufficient funds are available from the liquidated company to pay policyholders and claimants. The protection afforded under a state's guaranty fund to policyholders of the insolvent insurer varies from state to state. Generally, all licensed property casualty insurers are considered to be members of the fund, and assessments are based upon their pro rata share of direct written premiums. The NAIC Model Post-Assessment Guaranty Fund Act, which many states have adopted, limits assessments to an insurer to 2% of its subject premium and permits recoupment of assessments through rate setting. Likewise, several states (or underwriting organizations of which our insurance subsidiaries are required to be members) have limited assessment authority with regard to deficits in certain lines of business. To date, assessments have not had a material adverse impact on operations.

         We receive funds from our insurance subsidiaries in the form of dividends and fees for certain management services. Annual dividends in excess of maximum amounts prescribed by state statutes may not be paid without the approval of the insurance commissioner of the state in which an insurance subsidiary is domiciled.

Competition

         The property casualty insurance and reinsurance businesses are competitive, with over 2,000 insurance companies transacting business in the United States. We compete directly with a large number of these companies. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Each of our subsidiaries establishes its own pricing practices. Such practices are based upon a Company-wide philosophy to price products with the general intent of making an underwriting profit. Competition in the industry generally changes with profitability.

         Competition for specialty and alternative markets business comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Under certain market conditions, standard carriers also compete for E&S business. With the implementation of commercial lines deregulation (see "Regulation"), competition for E&S business might increase significantly.

         Competition for the reinsurance business comes from domestic and foreign reinsurers, which place their business either on a direct basis or through the broker market.

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

         The international operations compete with native insurance operations both large and small, which may be related to government entities, as well as with branch or local subsidiaries of multinational companies.

Employees

         As of March 5, 2001, we employed 4,426 persons. Of this number, our subsidiaries employed 4,378 persons, of whom 2,256 were executive and administrative personnel and 2,122 were clerical personnel. We employed the remaining 48 persons at the parent company and in investment operations, of whom 36 were executive and administrative personnel and 12 were clerical personnel.

Other Information about the Company's business

         We maintain an ongoing interest in acquiring additional companies and developing new insurance entities, products and packages as opportunities arise. In addition, the insurance subsidiaries develop new coverages or lines of business to meet the needs of insureds.

         Seasonal weather variations affect the severity and frequency of losses sustained by the insurance and reinsurance subsidiaries. Although the effect on our business of such natural catastrophes as tornadoes, hurricanes, hailstorms and earthquakes is mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.

         We have no customer which accounts for 10 percent or more of our consolidated revenues.

         Compliance by W. R. Berkley and its subsidiaries with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected.

OUR RESULTS MAY FLUCTUATE AS A RESULT OF MANY FACTORS, INCLUDING CYCLICAL CHANGES IN THE INSURANCE AND REINSURANCE INDUSTRY.

      The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry's profitability can be affected significantly by:

- rising levels of actual costs that are not known by companies at the time they price their products;

- volatile and unpredictable developments (including weather-related and other natural catastrophes);

- changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers' liability develop;

- fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts; and

- the long-tail and volatile nature of the reinsurance business, which may impact our operating results and limit opportunities for adequate returns.

      The demand for property casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as such activity decreases. The property casualty insurance industry historically has a cyclical nature. Recently, the property casualty insurance industry and especially the commercial lines business have been very competitive. These fluctuations in demand and competition could produce underwriting results that would have a negative impact on our results of operations and financial condition.

WE FACE SIGNIFICANT COMPETITIVE PRESSURES IN OUR BUSINESSES.

      We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Some of our competitors, particularly in the reinsurance business, have greater financial and marketing resources than we do.

      A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

- the enactment of the Gramm-Leach-Bliley Act of 1999, which could result in increased competition from new entrants to our markets;

- the implementation of commercial lines deregulation in several states, which could increase competition from standard carriers for our excess and surplus lines of insurance business;

- programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative markets types of coverage; and

- changing practices caused by the Internet, which have led to greater competition in the insurance business.

      New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could adversely affect our results of operations and financial condition.

      In addition to competition in the operation of our businesses, we face competition from a variety of sources in attracting and retaining qualified employees. We can provide no assurance that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our businesses could be materially adversely affected.

OUR ACTUAL CLAIMS LOSSES MAY EXCEED OUR RESERVES FOR CLAIMS.

      We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. In some cases, long-tail lines of business such as excess workers' compensation and the workers' compensation portion of our reinsurance business are reserved on a discounted basis. The variables described above are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial and litigation trends and legislative changes. The risk of the occurrence of such events is especially present in our specialty lines and reinsurance businesses. Many of these items are not directly quantifiable in advance. In some areas of our business, the level of reserves we establish is dependent in part upon the actions of third parties that are beyond our control. In our reinsurance and excess workers' compensation businesses, we may not establish sufficient reserves if third parties do not give us advance notice or provide us with appropriate information regarding certain matters. Additionally, there may be a significant delay between the occurrence of the insured event and the time it is reported to us.

      The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where the various considerations affecting these types of claims are subject to change and long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, we can provide no assurance that our current reserves will prove adequate in light of subsequent events.

WE ANTICIPATE INCREASING OUR LEVEL OF RETENTION IN OUR BUSINESS.

     We anticipate increasing our retention levels in 2001 for our operations generally due to changes in market conditions and the pricing environment. We expect to purchase less reinsurance (the process by which we transfer, or cede, part of the risk we have assumed to a reinsurance company), thereby retaining more risk. As a result, our earnings could be more volatile, and increased severities could have a material adverse effect upon our results of operations and financial condition. A significant change in our retention levels could also cause our historical financial results, including compound annual growth rates, to be inaccurate indicators of our future performance on a segment or consolidated basis.

AS A PROPERTY CASUALTY INSURER, WE FACE LOSSES FROM CATASTROPHES.

    Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect upon our results of operations and financial condition.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION.

    We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This system of regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

[ ] standards of solvency, including risk-based capital measurements;

[ ] restrictions on the nature, quality and concentration of investments;

[ ] requiring certain methods of accounting;

[ ] requiring reserves for unearned premium, losses and other purposes; and

[ ] potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

    State insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Recently adopted federal financial services modernization legislation is expected to lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations.

    We can provide no assurance that we have or can maintain all required licenses and approvals or that our business fully complies with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. That type of action could have a material adverse effect on our business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

WE ARE RATED BY A.M. BEST AND STANDARD & POOR'S, AND A DECLINE IN THESE RATINGS COULD ADVERSELY AFFECT OUR OPERATIONS.

    Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated by A.M. Best and certain of our insurance company subsidiaries are rated for their claims-paying ability by Standard & Poor's Corporation, or Standard & Poor's. A.M. Best and Standard & Poor's ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and Standard & Poor's and the continued retention of those ratings cannot be assured. The Standard & Poor's 2001 outlook for the U.S. property casualty insurance industry and the Standard & Poor's mid-year 2000 outlook for the U.S. reinsurance industry were negative. Since March 2000, Standard & Poor's has given us a negative rating outlook. While Standard & Poor's recently affirmed our rating of "A+", as long as we remain on negative rating outlook, a downgrade in our rating is possible. If our ratings are reduced from their current levels by A.M. Best and/or Standard & Poor's, our results of operations could be adversely affected.

A SIGNIFICANT AMOUNT OF OUR ASSETS IS INVESTED IN FIXED INCOME SECURITIES AND IS SUBJECT TO MARKET FLUCTUATIONS.

    Our investment portfolio consists substantially of fixed income securities. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. With respect to our investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk (such as mortgage-backed and other asset-backed securities) may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Because substantially all of our fixed income securities are classified as available for sale, changes in the market value of our securities are reflected in our balance sheet. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our results of operations and financial condition.

WE INVEST SOME OF OUR ASSETS IN MERGER ARBITRAGE, WHICH IS SUBJECT TO CERTAIN RISKS.

    We invest a portion of our investment portfolio in merger arbitrage. As of December 31, 2000, our investment in merger arbitrage securities represented approximately 14% of our total investment portfolio. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). While our merger arbitrage positions are generally hedged against market declines, these equity investments are exposed primarily to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.

OUR PREMIUM WRITINGS AND PROFITABILITY ARE AFFECTED BY THE AVAILABILITY OF REINSURANCE.

    We purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries, especially catastrophe risks. We also purchase reinsurance on risks underwritten by others which we reinsure (a retrocession). Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We can provide no assurance that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks. Either of these potential developments could have a material adverse effect on our business.

WE DO NOT YET KNOW ALL THE EFFECTS OF THE RECENT RESTRUCTURING OF CERTAIN OF OUR SUBSIDIARIES.

    In 2000, we implemented a restructuring plan, pursuant to which we refocused our domestic reinsurance operations. While this restructuring is substantially complete, all of its operating effects are not yet known, and any difficulties caused by such restructuring could adversely affect our results of operations and financial condition.

WE ARE AN INSURANCE HOLDING COMPANY AND, THEREFORE, MAY NOT BE ABLE TO RECEIVE DIVIDENDS IN NEEDED AMOUNTS.

    Our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. As a result, we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or pay dividends.

WE MAY NOT FIND SUITABLE ACQUISITION CANDIDATES AND EVEN IF WE DO, WE MAY NOT SUCCESSFULLY INTEGRATE ANY SUCH ACQUIRED COMPANIES.

    As part of our present strategy, we continue to evaluate possible acquisition transactions on an ongoing basis, and at any given time, we may be engaged in discussions with respect to possible acquisitions. We can provide no assurance that we will be able to identify suitable acquisition transactions, that such transactions will be financed and completed on acceptable terms or that our future acquisitions will be successful. The process of integrating any companies we do acquire may have a material adverse effect on our results of operations and financial condition.

IF WE DO NOT INVEST SUBSTANTIAL AMOUNTS IN OUR INFORMATION SYSTEMS AND TECHNOLOGY, OUR BUSINESS MAY BE HARMED.

    Integrated management information and processing systems are vital to our ability to monitor costs, collect receivables and achieve operating efficiencies. As we continue our growth, the need for sophisticated information systems and technology will increase significantly. The cost of implementing such systems has been, and is expected to continue to be, substantial. The failure of our information or processing systems, or our failure to upgrade systems as necessary, could have a material adverse effect on our results of operations and financial condition.

WE CANNOT GUARANTEE THAT OUR REINSURERS WILL PAY IN A TIMELY FASHION, IF AT ALL.

    We purchase reinsurance by transferring part of the risk that we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Accordingly, we bear credit risk with respect to our reinsurers. We can provide no assurance that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay such recoverables on a timely basis.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS.

    Certain assets held by our foreign subsidiaries are subject to foreign currency risk. Our principal area of exposure relates to fluctuations in exchange rates between each of the Argentinean and Philippine peso and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and either the Argentinean or Philippine peso could have an adverse effect on our results of operations and financial condition. We are additionally subject to political and economic risks in these countries.

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. The owned property is as follows:

      Location                     Company                                      Size (sq. ft.)
      --------                     -------                                      --------------
      Cherry Hill, New Jersey      Admiral Insurance Company                        42,000
      Lincoln, Nebraska            Union Insurance Company                          43,000
      Lincoln, Nebraska            Continental Western Insurance Company            20,000
      Luverne, Minnesota           Tri-State Insurance Company                      33,000
      Meridian, Mississippi        Great River Insurance Company                    30,000
      Scottsdale, Arizona          Nautilus Insurance Company                       34,000
      Urbandale, Iowa              Continental Western Insurance Company            80,000
      Westbrook, Maine             Acadia Insurance Company                         54,000

    In addition, W. R. Berkley and its subsidiaries lease office facilities in various other cities under leases with varying terms and expiration dates.

ITEM 3. LEGAL PROCEEDINGS

    Claims under insurance policies written by our insurance subsidiaries are investigated and settled either by claims adjusters employed by them, by their independent agents or by independent adjusters. Generally, the insurance subsidiary employs a staff of claims adjusters at its home office and at some regional offices. Some independent agents may have the authority to settle small claims. Independent claims adjusting firms are used to assist in handling various claims in areas where insurance volume does not warrant the maintenance of a staff adjuster. If a claim or loss cannot be settled and results in litigation, the subsidiary generally retains outside counsel.

    At present, neither W. R. Berkley nor any of its subsidiaries is engaged in any litigation known to us which is expected to have a material adverse effect upon our business. As is common with property casualty insurance companies, our subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of 2000 to a vote of holders of the Company's Common Stock.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    Our Common Stock is traded on the Nasdaq National Market under the symbol "BKLY". The following table sets forth the high and low sale prices for the indicated periods, all as reported on such market.

                                                               Common
                                      Price Range          Dividends Paid
                                      -----------          --------------
                                    High         Low          Per Share
                                    ----         ---          ---------
    2000:
    Fourth Quarter               $  47.63     $ 30.75      $  .13 cash
    Third Quarter                   35.23       18.38      $  .13 cash
    Second Quarter                  23.19       18.13      $  .13 cash
    First Quarter                   23.48       14.00      $  .13 cash

    1999:
    Fourth Quarter               $  23.75     $ 19.81      $  .13 cash
    Third Quarter                   27.94       21.63      $  .13 cash
    Second Quarter                  29.13       24.38      $  .13 cash
    First Quarter                   36.25       23.75      $  .12 cash


    The closing price of the Common Stock on March 7, 2001, as reported on the Nasdaq National Market, was $47.00 per share. The approximate number of record holders of the Common Stock on March 7, 2001 was 671.

    On November 7, 2000 we made a restricted share grant of 10,000 shares of common stock to an employee. The grant was made in consideration of past and future services pursuant to a restricted shares agreement. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4 (2) thereof for transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 2000


                                                                               Year Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                   2000              1999              1998              1997             1996
                                                   ----              ----              ----              ----             ----
                                                                   (Amounts in thousands, except per share data)
Net premiums written                           $ 1,506,244       $ 1,427,719       $ 1,346,254       $ 1,177,641       $ 1,052,511
Net premiums earned                              1,491,014         1,414,384         1,278,399         1,111,747           981,221
Net investment income                              210,448           190,316           202,420           199,588           164,490
Management fees and commissions                     68,049            72,344            70,727            71,456            69,246
Realized investment gains (losses)                   8,364            (6,064)           25,400            13,186             7,437
Total revenues                                   1,781,287         1,673,668         1,582,517         1,400,310         1,225,166
Interest expense                                    47,596            50,801            48,819            48,869            31,963
Income (loss) before Federal and foreign
  income taxes                                      40,851           (79,248)           62,781           129,241           115,049
Federal and foreign income tax (expense)
    benefit                                         (2,451)           45,766            (5,465)          (30,668)          (25,102)
Minority interest                                   (2,162)             (566)            1,444               474               316
Preferred dividends                                   --                (497)           (7,548)           (7,828)          (13,909)
Net income (loss) before change in
    accounting and extraordinary
    gain (loss)                                     36,238           (34,545)           51,212            91,219            76,354
Cumulative effect of change in accounting             --              (3,250)             --                --                --
Extraordinary gain (loss)                             --                 735            (5,017)             --                --
Net income (loss) attributable to
  common stockholders                               36,238           (37,060)           46,195            91,219            76,354
Data per common share:
  Basic:
    Net income (loss) before change in
     accounting and extraordinary item                1.41             (1.35)             1.82              3.09              2.56
    Net income (loss)                                 1.41             (1.44)             1.64              3.09              2.56
  Diluted:
    Net income (loss) before change in
     accounting and extraordinary income              1.39             (1.34)             1.76              3.02              2.53
    Net income (loss)                                 1.39             (1.43)             1.59              3.02              2.53
  Stockholders' equity                               26.54             23.10             28.80             28.72             25.13
  Cash dividends declared                      $       .52       $       .52       $       .48       $       .42       $       .35
Weighted average shares outstanding:
      Basic                                         25,632            25,823            28,194            29,503            29,792
      Diluted                                       25,991            25,927            29,115            30,185            30,130
Investments (1)                                $ 3,111,602       $ 2,975,929       $ 3,233,458       $ 3,106,900       $ 2,991,606
Total assets                                     5,022,070         4,784,791         4,983,431         4,544,318         4,136,973
Reserves for losses
  and loss expenses                              2,533,917         2,361,238         2,126,566         1,909,688         1,782,703
Long-term debt                                     370,158           394,792           394,444           390,415           390,104
Trust Preferred Securities                         198,169           198,126           207,988           207,944           207,901
Stockholders' equity                               680,896           591,778           861,281           947,292           879,732


(1) Including trading account receivable from brokers and clearing organizations and trading account securities sold but not yet purchased.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 22 through 29 of the registrant's 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference is made to the information under "Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 27 and 28 of the registrant's 2000 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the registrant are contained on pages 30 through 46 of registrant's 2000 Annual Report to Stockholders and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    The following information is provided as to the directors and executive officers of the Company as of March 5, 2001:


      Name                   Age           Position
      ----                   ---           --------
William R. Berkley           55     Chairman of the Board and Chief Executive Officer
Eugene G. Ballard            48     Senior Vice President - Chief Financial Officer and Treasurer
Robert P. Cole               50     Senior Vice President - Regional Operations
E. LeRoy Heer                62     Senior Vice President - Chief Corporate Actuary
H. Raymond Lankford          58     Senior Vice President - Alternative Markets Operations
Ira S. Lederman              47     Senior Vice President - General Counsel Insurance Operations
                                    and Assistant Secretary
James G. Shiel               41     Senior Vice President - Investments
Edward A. Thomas             52     Senior Vice President - Specialty Operations
William R. Berkley, Jr.      28     Vice President
Clement P. Patafio           36     Vice President - Corporate Controller
George G. Daly               60     Director
Robert B. Hodes              75     Director
Henry Kaufman                73     Director
Richard G. Merrill           70     Director
Jack H. Nusbaum              60     Director
Mark L. Shapiro              56     Director
Martin Stone                 72     Director

    As permitted by Delaware law, the Board of Directors of the Company is divided into three classes, the classes being divided as equally as possible and each class having a term of three years. Directors generally serve until their respective successors are elected at the annual meeting of stockholders which ends their term. None of the Company's directors has any family relationship with any other director or executive officer, except William R. Berkley, Jr. is the son of William R. Berkley. Each year the term of office of one class expires. In May 2000, the term of a class consisting of three directors expired. William R. Berkley, George G. Daly and Robert R. Hodes were elected as directors to hold office for a term of three years until the Annual Meeting of Stockholders in 2003 and until their successors are duly elected and qualify. As a result of the resignation of John D. Vollaro as a director effective March 1, 2000, the Board presently has one vacancy in the class of directors with a term expiring in 2001.

    William R. Berkley has been Chairman of the Board and Chief Executive Officer of the Company since its formation in 1967. He also currently serves as President and Chief Operating Officer, a position which he has held since March 1, 2000 and has held at various times from 1967 to 1995. He also serves as Chairman of the Board or director of a number of public and private companies. These include Associated Community Bancorp, Inc., a bank holding company that owns all of the issued and outstanding capital stock of The Greenwich Bank & Trust Company, a Connecticut chartered bank; Westport National Bank, a national bank; Pioneer Companies, Inc., a chemical manufacturing and marketing company; Strategic Distribution, Inc., an industrial products distribution and services company; and Interlaken Capital, Inc., a private investment firm with interests in various businesses. His current term as a director expires in 2003.

    Eugene G. Ballard has been Senior Vice President - Chief Financial Officer and Treasurer of the Company since June 1, 1999. Before joining the Company, Mr. Ballard was Executive Vice President and Chief Financial Officer of GRE Insurance Group, New York, New York since 1995.

    Robert P. Cole has been Senior Vice President since January 1998. Prior thereto, he was Vice President since October 1996. Before joining the Company, Mr. Cole was, since 1992, a senior Officer of Christania General Insurance Corp. of New York, which was purchased by Folksamerica Reinsurance Company in 1996, and prior to that was associated with reinsurers for twenty years.

    E. LeRoy Heer (deceased on March 18, 2001) had been Senior Vice President - Chief Corporate Actuary since January 1991. Prior thereto, he had been Vice President - Corporate Actuary since May 1978.

    H. Raymond Lankford has been Senior Vice President - Alternative Markets Operations since May 1996. Prior thereto, he was President of All American Agency Facilities, Inc., a subsidiary of the Company, from October 1991, having joined All American in 1990. He has been in the insurance business in various capacities for more than 30 years.

    Ira S. Lederman has been Senior Vice President since January 1997 and General Counsel-Insurance Operations since August 2000. Additionally, he has been General Counsel of Berkley International, LLC since January 1998. He has been Assistant Secretary since May 1986. Previously, he was Assistant General Counsel from July 1989 until August 2000 and Vice President from May 1986 until January 1997. Prior thereto, he was Insurance Counsel of the Company since May 1986 and Associate Counsel from April 1983.

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

    William R. Berkley, Jr. has been a Vice President of the Company since May 2000, and additionally serves as President of Berkley International, LLC since January 2001. He served previously as Executive Vice President of Berkley International, LLC from March 2000. Mr. Berkley joined the Company in September 1997. From July 1995 to August 1997, Mr. Berkley served in the Corporate Finance Department of Merrill Lynch Investment Company. Mr. Berkley is also a director of Associated Community Bancorp, Inc., Middlesex Bank and Trust Company, Master Protection Holdings, Inc. and Interlaken Capital, Inc.

    Clement P. Patafio has been Vice President - Corporate Controller since January 1997. Prior thereto, he was Assistant Vice President - Corporate Controller since July 1994 and Assistant Controller since May 1993. Before joining the Company, Mr. Patafio was with KPMG LLP from 1986 to 1993.

    George G. Daly has been a director of the Company since 1998. Dr. Daly is Dean of Stern School of Business, and Dean Richard R. West Professor of Business, New York University for more than the past five years. In addition to his academic career, Dr. Daly served as Chief Economist at the U.S. Office of Energy Research and Development in 1974. Mr. Daly's term as a director expires in 2003.

    Robert B. Hodes has been a director of the Company since 1970. Mr. Hodes is Counsel to the New York law firm of Willkie Farr & Gallagher, where prior thereto he had been a partner for more than five years. He is also a director of Globalstar Telecommunications, Limited; K&F Industries, Inc.; Loral Space & Communications, Ltd.; Mueller Industries, Inc.; Leveraged Capital Holdings, N.V. and R.V.I. Guaranty, Ltd. Mr. Hodes' current term as a director expires in 2003.

    Henry Kaufman has been a director of the Company since 1994. Dr. Kaufman has been President of Henry Kaufman & Company, Inc., an investment, economic and financial consulting company since its establishment in 1988. Dr. Kaufman serves as Chairman Emeritus of the Board of Overseers, Stern School of Business of New York University; Chairman of the Board of Trustees, Institute of International Education; Member of the Board of Directors, Federal Home Loan Mortgage Corporation; Member of the Board of Directors, Lehman Brothers Holdings Inc.; Member of the Board of Directors, The Statute of Liberty-Ellis Island Foundation, Inc.; Member of the Board of Trustees, New York University; Member of the Board of Trustees, The Animal Medical Center; Treasurer (and former trustee), The Economic Club of New York; Member of the International Advisory Committee of the Federal Reserve Bank of New York; Member of the Board of Trustees, Whitney Museum of American Art; Member of the Advisory Committee to the Investment Committee, International Monetary Fund Staff Retirement Plan; and Member of the Board of Governors, Tel-Aviv University. Dr. Kaufman's current term as a director expires in 2001.

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

    Jack H. Nusbaum has been a director of the Company since 1967. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher where he has been a partner for more than the last five years. He is a director of Associated Community Bankcorp, Inc., Neuberger Berman Inc., Pioneer Companies, Inc., Prime Hospitality Corp., Strategic Distribution, Inc. and The Topps Company, Inc. Mr. Nusbaum's current term as a director expires in 2002.

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

    Martin Stone has been a director of the Company since 1990. Mr. Stone has been the controlling investor in Sports Tech, LLC, an operator of four sports performance training centers for elite athletes, since the second quarter of 2000. Previously, Mr. Stone was Chairman of Professional Sports, Inc. (the Tucson Sidewinders AAA baseball team) and Chairman of Adirondack Corporation, each for more than the past five years. Mr. Stone is a director of Canyon Ranch, Inc. and a member of the Advisory Board of Yosemite National Park. Mr. Stone's current term as a director expires in 2001.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Security ownership of certain beneficial owners

    Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.

    (b) Security ownership of management

    Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.

    (c) Changes in control

    Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Financial Statements

    The Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's financial statements, together with the report thereon of KPMG LLP, appearing on pages 22 through 46 of the Company's 2000 Annual Report to Stockholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2000 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2000 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

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

(b) Reports on Form 8-K

    During the quarter ended December 31, 2000, the registrant filed the following Reports on Form 8-K:

    Report dated October 30, 2000 with respect to a press release relating to earnings of the Company for the third quarter of 2000 (under Item 5 of Form 8-K).

(c) Exhibits

    The exhibits filed as part of this report are listed on pages 32 and 33 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              W. R. BERKLEY CORPORATION



                              By /s/  William R. Berkley
                                 ---------------------------------------------
                                 William R. Berkley, Chairman of the Board and
                                    President


March 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                                              Title                                     Date
/s/ William R. Berkley                               Chairman of the Board and
------------------------------------------------     President
       William R. Berkley                                                                              March 22, 2001
  Principal executive officer


/s/ George G. Daly                                             Director                                March 22, 2001
------------------------------------------------
       George G. Daly


/s/ Robert B. Hodes                                            Director                                March 22, 2001
------------------------------------------------
       Robert B. Hodes


/s/ Henry Kaufman                                              Director                                March 22, 2001
------------------------------------------------
       Henry Kaufman


/s/ Richard G. Merrill                                         Director                                March 22, 2001
------------------------------------------------
       Richard G. Merrill


/s/ Jack H. Nusbaum                                            Director                                March 22, 2001
------------------------------------------------
       Jack H. Nusbaum


/s/ Mark L. Shapiro                                            Director                                March 22, 2001
------------------------------------------------
       Mark L. Shapiro


/s/ Martin Stone                                               Director                                March 22, 2001
------------------------------------------------
       Martin Stone


/s/ Eugene G. Ballard                                Senior Vice President,                            March 22, 2001
------------------------------------------------     Chief Financial Officer and
       Eugene G. Ballard                             Treasurer
   Principal financial officer


/s/ Clement P. Patafio                               Vice President,                                   March 22, 2001
------------------------------------------------     Corporate Controller
      Clement P. Patafio

ITEM 14. (c) EXHIBITS

Number
------
(2.1)       Agreement and Plan of Merger between the Company, Berkley Newco Corp.
            and MECC, Inc. (incorporated by reference to Exhibit 2.1 of the
            Company's Current Report on Form 8-K (File No. 0-7849) filed with the
            Commission on September 28, 1995).

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

(10.1)      Loan Agreement, dated as of January 5, 2001, between the Company and
            William R. Berkley (filed herewithin).

(10.2) First Amendment to the Credit Agreement, dated as of December 8, 2000, between the Company and Bank of America, NA (incorporated by reference as Exhibit 10.1 of the Company's Current Report on Form 8-K (File No.
            0-7849) filed with the Commission on January 24, 2001).

(10.3)      Augmenting Agreement, dated as of December 14, 2000, among the Company,
            Bank of America, NA, as Administrative Agent, and Wells Fargo Bank, NA
            (incorporated by reference as Exhibit 10.2 of the Company's Current
            Report on Form 8-K (File No. 0-7849) filed with the Commission on
            January 24, 2001).

(10.4)      Amendment dated March 9, 2000 to the First Amended and Restated W. R.
            Berkley Corporation 1992 Stock Option Plan (incorporated by reference to exhibit 4.1 of the Company's Quarterly Report on Form 10-Q (File No.
            0-7849) filed with the Commission on May 12, 2000).

(10.5)      Credit Agreement dated as of December 10, 1999 among the Company, Bank of America, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to
            Exhibit 10.2 of the Company's Annual Report on Form 10-K (File No.
            0-7849) filed with the Commission on March 27, 2000).

(10.6)      Rights Agreement, dated as of May 11, 1999, between the Company and
            ChaseMellon Shareholder Services, LLC, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K
            (File No. 0-7849) filed with the Commission on May 11, 1999).

(10.7)      The Company's 1982 Stock Option Plan (incorporated by reference to
            Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File
            No. 2-98396) filed with the Commission on June 14, 1985).

(10.8)      First Amended and Restated W. R. Berkley Corporation 1992 Stock Option
            Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual
            Report on Form 10-K (File No. 0-7849) filed with the Commission on March
            23, 1999).

(10.9)      The Company's lease dated June 3, 1983 with the Ahneman, Devaul and
            Devaul Partnership, incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 2-98396) filed with the Commission on June 14, 1985.

(10.10) W.R. Berkley Corporation Deferred Compensation Plan for Officers as amended January 1, 1991 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

(10.11)     W. R. Berkley Corporation Deferred Compensation Plan for Directors as
            adopted March 7, 1996 (incorporated by reference to Exhibit 10.5 of the
            Company's Annual Report on Form 10-K (File No. 0-7849) filed with the
            Commission on March 26, 1996).

(10.12)     W. R. Berkley Corporation Annual Incentive Compensation Plan
            (incorporated by reference to Exhibit 10.7 of the Company's Annual
            Report on Form 10-K (File No. 0-7849) filed with the Commission on March
            27, 1998).

(10.13) W. R. Berkley Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K
            (File No. 0-7849) filed with the Commission on March 27, 1998).

(10.14)     1997 Directors Stock Plan, as Amended and Restated as of May 11, 1999
            (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
            Report on Form 10-Q (File No. 0-7849) filed with the Commission on
            August 11, 1999).

(10.15)     Separation Agreement dated January 24, 2000 between John D. Vollaro and the Company (incorporated by reference to Exhibit 10.12 of the Company's
            Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 27, 2000).

(13)        2000 Annual Report to Stockholders of W.R. Berkley Corporation (only those portions of such Annual Report that are incorporated by reference in this Report on Form 10-K are deemed filed) (filed herewith).

(21)        Following is a list of the Company's significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.


                                                                       Jurisdiction of                Percentage
                                                                       Incorporation                     owned
                                                                       ----------------               ----------
Berkley International, LLC                                             New York                            65%
Carolina Casualty Insurance Company                                    Florida                            100%
Clermont Specialty Managers, Ltd.                                      New Jersey                         100%
J/I Holding Corporation:                                               Delaware                           100%
        Admiral Insurance Company:                                     Delaware                           100%
          Admiral Indemnity Insurance Company                          Delaware                           100%
          Berkley Risk Administrators Company, LLC                     Minnesota                          100%
          Nautilus Insurance Company:                                  Arizona                            100%
            Great Divide Insurance Company                             North Dakota                       100%
Key Risk Management Services, Inc.                                     North Carolina                     100%
Monitor Liability Managers, Inc.                                       Delaware                           100%
Monitor Surety Managers, Inc.                                          Delaware                           100%
Queen's Island Insurance Company, Ltd.                                 Bermuda                            100%
Signet Star Holdings, Inc.:                                            Delaware                           100%
        Berkley Insurance Company                                      Delaware                           100%
          Berkley Regional Insurance Company                           Delaware                           100%
             Acadia Insurance Company                                  Maine                              100%
               Chesapeake Bay Property and Casualty
               Insurance Company                                       Maine                              100%
             Berkley Insurance Company of the Carolinas                North Carolina                     100%
             Continental Western Insurance Company                     Iowa                               100%
             Firemen's Insurance Company of Washington, D.C.           Delaware                           100%
             Great River Insurance Company                             Mississippi                        100%
             Tri-State Insurance Company of Minnesota:                 Minnesota                          100%
               American West Insurance Company                         North Dakota                       100%
             Union Insurance Company                                   Nebraska                           100%
             Union Standard Insurance Company                          Oklahoma                           100%
          Key Risk Insurance Company                                   North Carolina                     100%
          Midwest Employers Casualty Company:                          Ohio                               100%
            Preferred Employers Insurance Company                      California                         100%
            Riverport Insurance Company of California                  California                         100%
          Facultative ReSources, Inc.                                  Connecticut                        100%
          Gemini Insurance Company                                     Delaware                           100%
          Starnet Insurance Company                                    Delaware                           100%


(23)        See Independent Auditors' report on schedules and consent.

(27)        Financial Data Schedule.

              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT


Board of Directors and Stockholders
W. R. Berkley Corporation


The audits referred to in our report dated February 23, 2001, except for Note 20 which is as of March 6, 2001 incorporated by reference in the Form 10-K, included the related financial statement schedules as of December 31, 2000, and for each of the years in the three-year period ended December 31, 2000. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for insurance-related assessments in 1999.

We consent to the use of our reports incorporated by reference in the Registration Statements, (No. 33-95552) and (No. 333-00459) on Form S-3 and (No. 33-7488), (No. 33-88640), (No. 333-33935) and (No. 33-55726) on Form S-8 of W.
R. Berkley Corporation.

                                                        KPMG LLP



New York, New York
March 22, 2001

                                                                     Schedule II


                            W. R. Berkley Corporation
                  Condensed Financial Information of Registrant
                         Balance Sheets (Parent Company)
                             (Amounts in thousands)


                                                                            December 31,
                                                                 -------------------------------
                                                                     2000                1999
                                                                 -----------         -----------
Assets
Cash (including invested cash)                                   $    16,619         $    22,081
Fixed maturity securities:
  Held to maturity, at cost
   (fair value $4,960 and $5,523)                                      4,960               5,523
  Available for sale at fair value (cost $406 and $714)                  396                 705
Equity securities, at fair value:
  Available for sale (cost $698 and $698)                                590               1,110
  Trading account (cost $864 and $773)                                   864                 773
Investments in subsidiaries                                        1,173,775           1,091,312
Due from subsidiaries                                                 47,287              52,124
Current Federal income taxes receivable                                6,482               9,911
Deferred Federal income taxes                                         50,080              82,896
Real estate, furniture & equipment at cost, less
accumulated depreciation                                              18,390              18,962
Other assets                                                           4,762               4,654
                                                                 -----------         -----------
                                                                 $ 1,324,205         $ 1,290,051
                                                                 ===========         ===========

Liabilities, Debt and Stockholders' Equity

Liabilities:
  Due to subsidiaries (principally deferred income taxes)        $    82,304         $    86,680
  Short-term debt                                                     10,000              35,000
  Deferred Federal income taxes                                         --                  --
  Other liabilities                                                   26,469              27,468
                                                                 -----------         -----------
                                                                     118,773             149,148
                                                                 -----------         -----------

Long-term debt                                                       326,365             350,999
Subsidiary trust junior subordinated debt                            198,169             198,126
Stockholders' equity:
  Preferred stock                                                       --                  --
  Common stock                                                         7,281               7,281
  Additional paid-in capital                                         334,061             331,640
  Retained earnings (including accumulated
    undistributed net income of
    subsidiaries of $410,794 and $386,470
    in 2000 and 1999, respectively)                                  574,345             551,401
Accumulated other comprehensive income (loss)                         19,371             (44,500)
  Treasury stock, at cost                                           (254,162)           (254,044)
                                                                 -----------         -----------
                                                                     680,896             591,778
                                                                 -----------         -----------
                                                                 $ 1,324,205         $ 1,290,051
                                                                 ===========         ===========


See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statements of Operations (Parent Company)
                             (Amounts in thousands)


                                                                   Years ended December 31,
                                                          -------------------------------------------
                                                            2000              1999             1998
                                                          --------         ---------         --------
Management fees and investment income
  from affiliates, including dividends of
  $44,533, $96,817 and $65,836 for 2000,
  1999 and 1998, respectively                             $ 49,585         $ 102,963         $ 72,812
Realized investment gains (losses)                            (558)              321               --
Other income                                                 4,051             3,975           10,506
                                                          --------         ---------         --------
Total revenues                                              53,078           107,259           83,318

Expenses, other than interest expense                       18,871            20,978           22,201
Restructuring charge                                            --             1,502               --
Interest expense                                            46,521            49,207           47,571
                                                          --------         ---------         --------

Income (loss) before Federal
  income taxes                                             (12,314)           35,572           13,546
                                                          --------         ---------         --------


Federal income taxes:
  Federal income taxes provided by
    Subsidiaries on a separate return
    Basis                                                   24,858             8,474           44,370

  Federal income tax benefit (provision) on a
    Consolidated return basis                                 (630)           48,958           (5,115)
                                                          --------         ---------         --------

Net benefit                                                 24,228            57,432           39,255
                                                          --------         ---------         --------

Income (loss) before undistributed equity
  in net income of subsidiaries and preferred
  dividends                                                 11,914            93,004           52,801

Equity in undistributed net income (loss)
   of subsidiaries                                          24,324          (130,232)           6,835

Preferred dividends                                             --              (567)          (8,424)
                                                          --------         ---------         --------

Net income (loss) before extraordinary gain (loss)          36,238            37,795           51,212

Extraordinary gain (loss)                                       --               735           (5,017)
                                                          --------         ---------         --------

Net income (loss) attributable to
  common stockholders                                     $ 36,238         $ (37,060)        $ 46,195
                                                          ========         =========         ========


See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statement of Cash Flows (Parent Company)
                             (Amounts in thousands)


                                                                           Years ended December 31,
                                                                 --------------------------------------------
                                                                   2000              1999              1998
                                                                 --------         ---------         ---------
Cash flows from operating activities:
  Net income (loss) before preferred dividends and
    extraordinary items                                          $ 36,238         $ (37,298)        $  59,636
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Equity in undistributed net
      income of subsidiaries                                      (24,324)          130,232            (6,835)
    Tax payments received from subsidiaries                        28,389            24,105            63,199
    Federal income taxes provided by subsidiaries
      on a separate return basis                                  (24,859)           (8,473)          (44,370)
    Change in Federal income taxes                                  2,478           (35,018)          (29,342)
    Realized investment losses                                        558              (321)               --
    Other, net                                                        643             3,274            (1,790)
                                                                 --------         ---------         ---------
      Net cash provided by operating activities
        before increase trading account securities                 19,123            76,501            40,498
  Increase in trading account securities                              (91)              (75)              (79)
                                                                 --------         ---------         ---------
      Net cash provided by
        operating activities                                       19,032            76,426            40,419
                                                                 --------         ---------         ---------
Cash flow used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale                       --            23,973             3,167
    Equity securities                                                  --                --                --
  Proceeds from maturities and prepayments of
    fixed maturity securities                                         365               222           112,643
  Cost of purchases, excluding trading account:
    Fixed maturity securities                                        (558)          (23,648)               --
    Equity securities                                                  --                --
  Cost of companies acquired                                           --                --                --
  Proceeds from sale of assets to subsidiaries                    107,391            33,566                --
  Investments in and advances to
      subsidiaries, net                                           (70,439)          (77,362)           (5,775)
    Net additions to real estate, furniture &
      equipment                                                      (290)             (357)              201
  Other, net                                                          500                --                --
                                                                 --------         ---------         ---------
      Net cash used in investing activities                        36,969           (43,606)          110,236
                                                                 --------         ---------         ---------
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                         --                --            39,882
  Net change in short-term debt                                   (25,000)          (20,500)           55,500
  Purchase of treasury shares                                      (7,020)           (4,895)          (59,240)
  Cash dividends to common stockholders                           (12,701)          (13,888)          (13,518)
  Cash dividends to preferred shareholders                             --            (2,001)           (7,356)
  Purchase of preferred stock                                          --           (98,092)               --
  Retirement of long-term debt                                    (25,000)           (9,171)          (49,104)
  Other, net                                                        8,258               386             2,585
                                                                 --------         ---------         ---------
Net cash provided by financing activities                         (61,463)         (148,161)          (31,251)
                                                                 --------         ---------         ---------
Net increase in cash and invested cash                             (5,462)         (115,341)          119,404
Cash and invested cash at beginning of year                        22,081           137,422            18,018
                                                                 --------         ---------         ---------
Cash and invested cash at end of year                            $ 16,619         $  22,081         $ 137,422
                                                                 ========         =========         =========


See note to condensed financial statements.

                            W. R. Berkley Corporation

            Condensed Financial Information of Registrant, Continued

                        December 31, 2000, 1999 and 1998

             Note to Condensed Financial Statements (Parent Company)


    The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 1999 and 1998 financial statements as originally reported to conform them to the presentation of the 2000 financial statements.

    The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, Federal income taxes payable by (or refundable to) subsidiary companies on a separate-return basis are paid to (or refunded by) W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

                                                                    Schedule III

                   W. R. Berkley Corporation and Subsidiaries
                       Supplementary Insurance Information
                        December 31, 2000, 1999 and 1998
                             (Amounts in thousands)



                              Deferred policy    Reserve for                                            Net            Loss and
                                acquisition    losses and loss     Unearned         Premiums         investment           Loss
                                   cost           expenses         premiums          earned            income           expenses
                                   ----           --------         --------          ------            ------           --------
December 31, 2000
Regional                         $ 84,081        $  660,190        $331,066        $  653,257        $  59,889         $  494,143
Reinsurance                        27,761           518,554         109,824           298,103           50,471            218,116
Specialty                          40,060           753,238         184,160           270,896           48,706            198,237
Alternative markets                13,462           495,057          57,233           161,473           44,350            117,272
International                      30,867           106,878          30,956           107,285            9,636             66,643
Corporate and adjustments              --                --              --                --           (2,604)                --
                                 --------        ----------        --------        ----------        ---------         ----------
Total                            $196,231        $2,533,917        $713,239        $1,491,014        $ 210,448         $1,094,411
                                 ========        ==========        ========        ==========        =========         ==========

December 31, 1999
Regional                         $ 84,046        $  635,115        $338,237        $  650,131        $  52,639         $  554,394
Reinsurance                        34,911           500,808         119,376           297,650           47,288            226,229
Specialty                          37,298           722,689         178,357           256,156           50,231            174,251
Alternative markets                 7,510           442,133          34,846           123,504           36,355             82,757
International                      18,583            60,493          19,010            86,943            6,469             48,195
Corporate and adjustments              --                --              --                --           (2,666)                --
                                 --------        ----------        --------        ----------        ---------         ----------
Total                            $182,348        $2,361,238        $689,826        $1,414,384        $ 190,316         $1,085,826
                                 ========        ==========        ========        ==========        =========         ==========

December 31, 1998
Regional                         $ 83,613        $  495,164        $337,414        $  622,280        $  53,942         $  476,920
Reinsurance                        29,906           435,920         102,566           246,277           47,643            183,020
Specialty                          37,148           745,790         167,648           235,055           59,345            145,624
Alternative markets                 7,531           399,560          37,061           101,755           34,667             65,634
International                      10,696            50,132          20,172            73,032            5,469             43,564
Corporate and adjustments              --                --              --                --            1,354                 --
                                 --------        ----------        --------        ----------        ---------         ----------
Total                            $168,894        $2,126,566        $664,861        $1,278,399        $ 202,420         $  914,762
                                 ========        ==========        ========        ==========        =========         ==========



                                 Amortization of
                                deferred policy            Other
                                  acquisition          operating cost          Net premiums
                                     costs              and expenses             written
                                     -----              ------------             -------
December 31, 2000
Regional                            $188,702              $ 33,096              $  640,843
Reinsurance                           95,146                 3,965                 276,640
Specialty                             79,101                15,685                 285,525
Alternative markets                   54,247                65,914                 184,255
International                         37,532                 7,205                 118,981
Corporate and adjustments                 --                15,986                      --
                                    --------              --------              ----------
Total                               $454,729              $141,850              $1,506,244
                                    ========              ========              ==========

December 31, 1999
Regional                            $204,961              $ 33,261              $  649,849
Reinsurance                           92,503                 6,790                 309,181
Specialty                             77,950                17,606                 260,380
Alternative markets                   36,063                78,476                 122,137
International                         32,812                 8,526                  86,172
Corporate and adjustments                 --                15,836                      --
                                    --------              --------              ----------
Total                               $444,289              $160,495              $1,427,719
                                    ========              ========              ==========

December 31, 1998
Regional                            $196,391              $ 33,732              $  641,316
Reinsurance                           62,855                15,084                 269,634
Specialty                             75,968                 4,474                 254,003
Alternative markets                   30,903                72,897                 106,195
International                         28,495                15,244                  75,106
Corporate and adjustments                 --                20,112                      --
                                    --------              --------              ----------
Total                               $394,612              $161,543              $1,346,254
                                    ========              ========              ==========


                                                                     Schedule IV


                   W. R. Berkley Corporation and Subsidiaries
                                   Reinsurance
                  Years ended December 31, 2000, 1999 and 1998
                             (Amounts in thousands)


                                                                             Assumed                            Percentage
                                                           Ceded              from                               of amount
                                         Direct            to other           other                Net           assumed to
                                         amount           companies         companies            amount             net
                                         ------           ---------         ---------            ------             ---
Premiums written:
Year ended December 31, 2000:
    Regional insurance                 $  730,546          $ 95,514          $  5,811          $  640,843             .9%
    Reinsurance                            57,210            47,206           266,636             276,640           96.4%
    Specialty insurance                   403,149           122,020             4,396             285,525            1.5%
    Alternative markets                    84,916            21,228           120,567             184,255           65.4%
    International                         143,524            24,543                --             118,981             --
                                       ----------          --------          --------          ----------

  Total                                $1,419,345          $310,511          $397,410          $1,506,244           26.4%
                                       ==========          ========          ========          ==========          =====

Year ended December 31, 1999:
    Regional insurance                 $  755,752          $109,981          $  4,078          $  649,849             .6%
    Reinsurance                             9,094            29,703           329,790             309,181          106.7%
    Specialty insurance                   376,111           126,068            10,337             260,380            4.0%
    Alternative markets                    69,671            20,333            72,799             122,137           59.6%
    International                         107,257            21,085                --              86,172             --
                                       ----------          --------          --------          ----------

  Total                                $1,317,885          $307,170          $417,004          $1,427,719           29.2%
                                       ==========          ========          ========          ==========          =====

Year ended December 31, 1998:
    Regional insurance                 $  744,560          $108,741          $  5,497          $  641,316             .9%
    Reinsurance                             1,240            27,544           295,938             269,634          109.8%
    Specialty insurance                   364,564           120,111             9,550             254,003            3.8%
    Alternative markets                    62,942            15,078            58,331             106,195           54.9%
    International                          95,870            20,764                --              75,106             --
                                       ----------          --------          --------          ----------

  Total                                $1,269,176          $292,238          $369,316          $1,346,254           27.4%
                                       ==========          ========          ========          ==========          =====

                                                                     Schedule VI


                   W. R. Berkley Corporation and Subsidiaries
   Supplementary Information Concerning Property-Casualty Insurance Operations
                        December 31, 2000, 1999 and 1998
                             (Amounts in thousands)


                                                   2000                1999                 1998
Deferred policy acquisition costs              $  196,231          $  182,348          $   168,894
Reserves for losses and loss expenses           2,533,917           2,361,238            2,126,566
Unearned premium                                  713,239             689,826              664,861
Premiums earned                                 1,491,014           1,414,384            1,278,399
Net investment income                             210,448             190,316              202,420
Losses and loss expenses incurred:
  Current Year                                  1,047,060           1,032,089              944,887
  Prior Years                                      14,042              28,351              (42,929)
Amortization of discount                           11,530              10,473                9,111
Amortization of deferred policy
  acquisition costs                               454,729             444,289              394,612
Paid losses and loss expenses                     978,448             930,352              762,965
Net premiums written                            1,506,244           1,427,719            1,346,254