Form 10-Q
period 2001-03-31
BERKLEY W R CORP
filed 2001-05-15
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2001

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

Number of shares of common stock, $.20 par value, outstanding as of May 3, 2001: 28,979,954

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                        March 31,       December 31,
                                                                           2001             2000
                                                                       -----------      -----------
Assets                                                                  (Unaudited)
Investments:
  Invested cash                                                        $   387,115      $   308,193
  Fixed maturity securities:
    Held to maturity, at cost (fair value $167,320 and $164,229)           157,220          156,067
    Available for sale, at fair value (cost $2,120,600 and               2,178,106        2,115,824
    $ 2,087,338)
  Equity securities, at fair value:
    Available for sale (cost $78,119 and $76,545)                           86,753           83,823
    Trading account (cost $312,609 and $340,617)                           303,503          347,271
Cash                                                                         5,926              938
Premiums and fees receivable                                               449,953          416,243
Due from reinsurers                                                        734,916          713,392
Accrued investment income                                                   30,180           36,578
Prepaid reinsurance premiums                                               106,766           99,444
Deferred policy acquisition costs                                          207,029          196,231
Real estate, furniture & equipment at cost, less accumulated               119,899          118,282
depreciation
Excess of cost over net assets acquired                                     70,297           71,496
Trading account receivable from brokers and clearing organizations         304,765          269,444
Deferred federal and foreign income taxes                                   37,200           47,567
Other assets                                                                37,238           41,277
                                                                       -----------      -----------
    Total assets                                                       $ 5,216,866      $ 5,022,070
                                                                       ===========      ===========

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for losses and loss expenses                                $ 2,538,650      $ 2,533,917
  Unearned premiums                                                        773,388          713,239
  Due to reinsurers                                                        150,666          132,521
  Short-term debt                                                               --           10,000
  Trading securities sold but not yet purchased, at fair value
    (proceeds $171,778 and $164,312)                                       162,783          169,020
  Long-term debt                                                           370,257          370,158
  Other liabilities                                                        157,441          182,273
                                                                       -----------      -----------
    Total Liabilities                                                    4,153,185        4,111,128
                                                                       -----------      -----------
Trust preferred securities                                                 198,179          198,169
Minority interest                                                           32,324           31,877
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; issued and outstanding - none                  --               --
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 28,977,079 and 25,656,362 shares                7,902            7,281
  Additional paid-in capital                                               455,887          334,061
  Retained earnings                                                        580,847          574,345
  Accumulated other comprehensive income                                    38,485           19,371
  Treasury stock, at cost, 10,531,765 and 10,747,482 shares               (249,943)        (254,162)
                                                                       -----------      -----------
                                                                           833,178          680,896
                                                                       -----------      -----------
                                                                       $ 5,216,866      $ 5,022,070
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                           For the Three Months
                                                              Ended March 31,
                                                         ------------------------
                                                            2001           2000
                                                         ---------      ---------
Revenues:
  Net premiums written                                   $ 431,911      $ 385,761
  Change in unearned premiums                              (52,976)       (27,017)
                                                         ---------      ---------
    Premiums earned                                        378,935        358,744
  Net investment income                                     50,430         46,928
  Service fees                                              17,592         16,526
  Realized investment gains                                  1,836            468
  Other income                                                 360            658
                                                         ---------      ---------
    Total revenues                                         449,153        423,324
                                                         ---------      ---------

Expenses:
  Losses and loss expenses                                 271,468        261,759
  Other operating expenses                                 152,623        145,357
  Interest expense                                          11,450         12,493
  Restructuring charge                                          --          1,850
                                                         ---------      ---------
    Total expenses                                         435,541        421,459
                                                         ---------      ---------
    Income before income taxes and minority interest        13,612          1,865
Income tax (expense) benefit                                (2,484)         2,652
Minority interest                                             (862)          (171)
                                                         ---------      ---------

    Net income                                           $  10,266      $   4,346
                                                         =========      =========

Net income per share:
  Basic                                                  $     .38      $     .17
                                                         =========      =========
  Diluted                                                $     .36      $     .17
                                                         =========      =========
Average shares outstanding:
  Basic                                                     26,949         25,617
                                                         =========      =========
  Diluted                                                   28,255         25,679
                                                         =========      =========


       See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                  For the Three Months
                                                                                    Ended March 31,
                                                                                  2001           2000
                                                                                ---------      ---------
Cash flows from operating activities:
  Net income                                                                    $  10,266      $   4,346
  Adjustments to reconcile net income to cash
     flows provided by operating activities:
    Minority interest                                                                 862            171
    Change in reserves for losses
      and loss expenses, net                                                        1,354         25,960
    Depreciation and amortization                                                   5,141          5,724
    Change in unearned premiums and
      prepaid reinsurance premiums                                                 52,827         26,558
    Change in premiums and fees receivable                                        (33,710)       (25,993)
    Change in federal and foreign income taxes                                      2,030         (2,586)
    Change in deferred policy acquisition cost                                    (10,798)        (9,234)
    Realized investment gains                                                      (1,836)          (468)
    Other, net                                                                    (19,035)        (7,269)
                                                                                ---------      ---------
      Net cash flows provided by operating activities
            before trading account                                                  7,101         17,209
Decrease (increase) in trading account securities                                   2,120         (7,152)
                                                                                ---------      ---------
      Net cash flows provided by operating activities                               9,221         10,057
                                                                                ---------      ---------

Cash flows provided by (used in) investing activities: Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                 198,196        638,365
     Equity securities                                                              4,573             --
     Maturities and prepayments of fixed maturity securities                       38,356         51,679
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                (269,045)      (617,692)
     Equity securities                                                             (5,775)       (26,060)
  Change in balances due to/from security brokers                                   2,087         33,614
  Net additions to real estate, furniture and equipment                            (6,033)        (3,310)
  Other, net                                                                          136             --
                                                                                ---------      ---------
     Net cash flows provided by (used in) investing activities                    (37,505)        76,596
                                                                                ---------      ---------

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                      121,385             --
  Net change in short-term debt                                                   (10,000)        10,000
  Cash dividends                                                                   (3,332)        (2,738)
  Purchase of treasury shares                                                        (289)            --
  Repayment of long-term debt                                                          --        (25,000)
  Other, net                                                                        4,430            365
                                                                                ---------      ---------

    Net cash flows provided by (used in) financing                                112,194        (17,373)
                                                                                ---------      ---------
activities

Net increase in cash and invested cash                                             83,910         69,280
Cash and invested cash at beginning of year                                       309,131        315,474
                                                                                ---------      ---------
Cash and invested cash at end of period                                         $ 393,041      $ 384,754
                                                                                =========      =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                 $   6,778      $   7,649
                                                                                =========      =========
  Federal income taxes paid, net                                                $     279      $     167
                                                                                =========      =========


       See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

      The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

1.    FEDERAL AND FOREIGN INCOME TAXES

      The federal and foreign income tax provision has been computed based on the Company's estimated annual effective tax rate which differs from the Federal income tax rate of 35% principally because of tax-exempt investment income.

2.    PER SHARE DATA

      Basic per share data is based upon the weighted average number of shares outstanding during the year. Diluted per share data reflects the potential dilution that would occur if employee stock-based compensation plans were exercised. Shares issued in connection with loans to shareholders are not considered to be outstanding for the purpose of calculating basic per share amounts. The related amounts due from shareholders are excluded from stockholders' equity. On March 6, 2001 the Company issued 3,105,000 shares of its common stock. The Company received net proceeds of $121 million from the offering.

3.    REINSURANCE CEDED

      The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                    For the Three Months
                                      Ended March 31,
                                    --------------------
                                     2001        2000
                                     ----        ----
Ceded premiums written             $83,360     $76,630
                                   =======     =======

Ceded premiums earned              $76,701     $70,040
                                   =======     =======

Ceded losses and loss expenses     $69,344     $55,694
                                   =======     =======

4.    COMPREHENSIVE INCOME

      The differences between comprehensive income and net income are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                        For the three months
                                                           Ended March 31,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------
Net income                                             $ 10,266      $  4,346

Other comprehensive income:
   Change in unrealized foreign exchange gains
   (losses)                                                (460)          131
   Unrealized holding gains (losses) on investment
     securities arising during the period, net of
     taxes                                               20,767         5,726
   Reclassification adjustment for realized gains
     included in net income, net of taxes                (1,193)         (304)
                                                       --------      --------

Other comprehensive income                               19,114         5,553
                                                       --------      --------

Comprehensive income                                   $ 29,380      $  9,899
                                                       ========      ========

5.    INDUSTRY SEGMENTS

      The Company's operations are presently conducted through five segments: specialty; alternative markets; reinsurance; regional property casualty insurance and international. The specialty lines of insurance consist primarily of excess and surplus lines, commercial transportation, professional liability, directors and officers liability and surety. The Company's alternative markets segment specializes in insuring, reinsuring, and administering self-insurance programs and other alternative risk transfer mechanisms for public entities, private employers and associations. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The regional property casualty insurance segment writes standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The international segment writes property and casualty insurance, as well as life insurance, in Argentina and the Philippines. For the three months ended March 31, 2001 and 2000, the international segment wrote life insurance premiums of $7.9 million and $8.3 million, respectively.

      Effective January 1, 2001, management responsibility and financial reporting for alternative markets business produced through traditional reinsurance intermediaries was transferred from the alternative markets segment to the reinsurance segment. Segment information for the prior period has been restated to reflect the change.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Income tax expense (benefits) were calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carry-forwards only to the extent of taxes previously paid. Summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends, interest on inter-company debt and fees paid by subsidiaries for portfolio management and other services to the Company. Identifiable assets by segment are those assets used in the operation of each segment.



                                                                                                            INCOME
                                                                              REVENUES                      (LOSS)
                                                              --------------------------------------        BEFORE       INCOME TAX
                                               INVESTMENT     UNAFFILIATED   INTER-                         INCOME        (EXPENSE)
(AMOUNTS IN THOUSANDS)                           INCOME        CUSTOMERS     SEGMENT          TOTAL         TAXES         BENEFITS
                                               ---------      ---------     ---------      ---------      ---------      ---------
For the three months
ended March 31, 2001:
  Specialty                                    $  10,362      $  86,084     $     678      $  86,762      $   8,856      $   1,405
  Alternative Markets                              9,807         52,121           427         52,548          8,764          2,560
  Reinsurance                                     13,316        100,622           464        101,086          1,582            518
  Regional                                        13,887        173,381           361        173,742          5,435            816
  International                                    3,323         35,189            --         35,189          2,143            595
  Corporate other
   and Eliminations                                 (265)         1,756        (1,930)          (174)       (15,018)        (3,410)
                                               ---------      ---------     ---------      ---------      ---------      ---------
  Consolidated                                 $  50,430      $ 449,153            --      $ 449,153      $  11,762      $   2,484
                                               =========      =========     =========      =========      =========      =========

For the three months ended March 31, 2000:
  Specialty                                    $  11,114      $  76,520     $     254      $  76,774      $   3,868      $    (493)
  Alternative Markets                              8,306         40,035           367         40,402          5,961         (1,571)
  Reinsurance                                     13,100         99,784           102         99,886          5,452           (923)
  Regional                                        13,124        179,792           135        179,927          1,836         (1,636)
  International                                    2,067         26,183            --         26,183            929           (379)
  Corporate other
   and Eliminations                                 (783)         1,010          (858)           152        (16,181)         7,654
                                               ---------      ---------     ---------      ---------      ---------      ---------
  Consolidated                                 $  46,928      $ 423,324     $      --      $ 423,324      $   1,865      $   2,652
                                               =========      =========     =========      =========      =========      =========

      Interest expense for the reinsurance and alternative market segments was $765,000 and $717,000 for the three months ended March 31, 2001 and 2000, respectively. Corporate interest expense (net of intercompany amounts) was $10,685,000 and $11,776,000 for the corresponding periods. Identifiable assets by segment are as follows (Amounts in thousands):

                         MARCH 31,        DECEMBER 31,
                           2001             2000
                        -----------      -----------

Specialty               $ 1,425,301      $ 1,425,123
Alternative Markets         832,720          759,935
Reinsurance               1,799,539        1,787,940
Regional                  1,532,749        1,498,179
International               259,834          248,243
Corporate other and
  Elimination              (633,277)        (697,350)
                        -----------      -----------
Consolidated            $ 5,216,866      $ 5,022,070
                        ===========      ===========


6.    OTHER MATTERS

      Reclassifications have been made in the 2000 financial statements as originally reported to conform them to the presentation of the 2001 financial statements.

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

7.    RECENT ACCOUNTING PRONOUNCEMENTS

      In the first quarter 2001 the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The adoption of this statement did not have a material impact on the Company's results of operations or financial condition.

8.    SAFE HARBOR STATEMENT

     This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's performance for the year 2001 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, the impact of competition, product demand and pricing, claims development and the process of estimating reserves, catastrophe and storm losses, legislative and regulatory developments, investment results, availability and use of reinsurance, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the year 2001 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Operating Results for the First Three Months of 2001 Compared to the First Three Months of 2000

      Net income was $10.3 million ($.36 per diluted share) for the first quarter of 2001 compared with a $4.3 million ($.17 per diluted share) for the corresponding 2000 period. Operating income, which is defined as net income before realized investment gains, was $9.1 million ($.32 per diluted share) for the first quarter of 2001 compared with $4.0 million ($.15 per diluted share) in the corresponding 2000 quarter. Adjusting for the restructuring charge, operating income was $5.2 million ($.20 per diluted share) for the first quarter of 2000.

      Net premiums written during the first quarter of 2001 increased by 12% to $432 million from $386 million written in the comparable 2000 period. Specialty net premiums written increased by $37.8 million, or 55% due to an increase in policy rates and a decrease in premiums ceded. Alternative markets net premiums written increased $10.6 million, or 29%, due to an increase in workers' compensation rates and policy counts. Net premiums written by the reinsurance operations decreased by $14.4 million, or 16%, primarily due to the planned reduction in treaty business, which was partially offset by an increase in facultative business. Net premiums written by the regional segment increased by $4.9 million, or 3%, as price increases were offset by a decrease in policy count. International net premiums written increased $7.3 million, or 28%, due to growth in Argentina.

      Net investment income increased by 7% to $50.4 million for the three months ended March 31, 2001. The increase in investment income was due to a higher yield on the fixed income portfolio and an increase in average investable assets. The yield on the Company's merger arbitrage portfolio was 6.1% in 2001 compared with 8.3% in 2000 (see "Liquidity and Capital Resources").

      Service fees consist primarily of revenues earned by the alternative markets segment. During the first quarter of 2001, service fees increased 6% to $17.6 million due to new accounts and higher revenues on existing accounts.

      Realized investment gains increased to $1.8 million from $0.5 million earned in the comparable 2000 period. Realized investment gains and losses result from security sales and from the change in provision for other than temporary impairment of securities.

      Losses and loss expenses increased 4% to $271 million. The GAAP loss ratio (losses and loss expenses expressed as a percentage of premiums earned) for the property casualty business decreased to 72.0% in 2001 from 73.1% in 2000. The decrease was due to lower loss ratios for the specialty and regional businesses, primarily as a result of price increases and other underwriting actions. These were partially offset by an increase in the reinsurance loss ratio due primarily to higher claim activity for the treaty business.

      Other operating costs and expenses, which consist of the expenses of the Company's insurance and alternative markets operations as well as the Company's corporate and investment expenses, increased by 5% to $152.6 million. The increase in other operating costs and expenses is primarily due to the growth in premiums earned which in turn results in an increase in underwriting expenses. The GAAP expense ratio (underwriting expenses expressed as a percentage of premiums earned) for the property casualty business was 34.1% in 2001 compared with 33.9% in 2000.

      First quarter 2000 results include an after-tax restructuring charge of $1.2 million, or 5 cents per diluted share, related to the reorganization of the Company's reinsurance operations.

      The Federal income tax expense in 2001 was $2.5 million compared with a benefit of $2.7 million for the comparable 2000 period. The effective tax rate differs from the Federal income tax rate of 35% principally because of tax-exempt investment income.


Liquidity and Capital Resources

      Cash flow from operating activities before trading account decreased to $7.1 million for the first quarter of 2001 from $17.2 million for the same period in 2000 due to an increase in claim activity. The investment portfolio, (including account receivable from brokers and clearing organizations and securities sold but not yet purchased), on a cost basis, increased by $114.7 million to $3,188.6 million at March 31, 2001 from $3,073.9 million at December 31, 2000 due to the proceeds of $121 million from the common stock offering.

      At March 31, 2001, as compared with December 31, 2000, the fixed maturity investment portfolio was as follows: U.S. Government and cash equivalent were 31% (32% in 2000); state and municipal securities were 24% (22% in 2000); mortgage-backed securities were 22% (22% in 2000); corporate securities were 20% (21% in 2000) and Argentine and Philippine sovereign bonds were 3% (3% in 2000).

      The Company's equity portfolio is comprised of merger arbitrage securities, which are classified as trading account assets, and other equity investments, which are classified as available for sale. Net trading account assets (trading account equity securities plus trading account receivable from brokers and clearing organizations less trading account equity securities sold but not yet purchased) were $445 million as of March 31, 2001 compared with $448 million as of December 31, 2000.

      On March 6, 2001, the Company issued 3,105,000 shares of its common stock and received net proceeds of $121 million. In March, the Company repaid $10 million short-term debt that was outstanding since December 31, 2000.

      For the first quarter of 2001, stockholders' equity increased by approximately $152 million to $833 million due to the common stock offering of $121 million and comprehensive income of $29 million. At March 31, 2001 the Company's total capitalization was $1,402 million and the percentage of the Company's capital attributable to long-term debt was 26%, compared with 30% at December 31, 2000.

      For background information concerning discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


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

      The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to March 31, 2001, and the overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 2000.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Number
       None

      (b)   Reports on Form 8-K

      During the quarter ended March 31, 2001, the Company filed the following Reports on Form 8-K:

      1. Report dated January 24, 2001 with respect to an amendment of the Company's credit agreement (under Item 5 of Form 8-K).

      2. Report dated February 6, 2001 with respect to a press release announcing certain matters relating to results of operations of the Company for the year ended December 31, 2000 (under Item 5 of Form 8-K).

      3. Report dated February 26, 2001 with respect to copy of the edited conference call transcript regarding the results of operations for the year ended December 31, 2000 (under Item 5 of Form 8-K).

      4. Report dated February 28, 2001 with respect to the Company entering into an underwriting agreement with several underwriters with respect to the issue and sale of the Company's common stock (under
            Item 5 of Form 8-K).

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     W. R. BERKLEY CORPORATION




Date: May 15, 2001                    /s/   WILLIAM R. BERKLEY
                                     --------------------------------
                                     William R. Berkley
                                     Chairman of the Board and
                                     Chief Executive Officer





Date: May 15, 2001                    /s/   EUGENE G. BALLARD
                                     --------------------------------
                                     Eugene G. Ballard
                                     Senior Vice President,
                                     Chief Financial Officer
                                     and Treasurer