Form 10-Q
period 2001-06-30
BERKLEY W R CORP
filed 2001-08-13
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

   [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

                  For the transition period from ____ to ____.

                          Commission File Number 0-7849

                           W. R. BERKLEY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               22-1867895
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


165 Mason Street, Greenwich, Connecticut                             06830
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

Number of shares of common stock, $.20 par value, outstanding as of August 2, 2001: 29,063,800

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                        (Dollars in thousands)                                      June 30,            December 31,
                                                                                                      2001                  2000
                                                                                                   -----------          -----------
Assets                                                                                             (Unaudited)
Investments:
  Invested cash                                                                                    $   369,148          $   308,193
  Fixed maturity securities:
    Held to maturity, at cost (fair value $166,388 and $164,229)                                       157,027              156,067
    Available for sale, at fair value (cost $2,147,020 and $2,087,338)                               2,180,207            2,115,824
  Equity securities, at fair value:
    Available for sale (cost $72,041 and $76,545)                                                       85,009               83,823
    Trading account (cost $247,708 and $340,617)                                                       250,313              347,271
Cash                                                                                                    18,310                  938
Premiums and fees receivable                                                                           474,244              416,243
Due from reinsurers                                                                                    724,673              713,392
Accrued investment income                                                                               35,924               36,578
Prepaid reinsurance premiums                                                                           100,147               99,444
Deferred policy acquisition costs                                                                      215,488              196,231
Real estate, furniture & equipment at cost, less accumulated  depreciation                             119,553              118,282
Excess of cost over net assets acquired                                                                 68,158               71,496
Trading account receivable from brokers and clearing organizations                                     303,666              269,444
Deferred federal and foreign income taxes                                                               46,772               47,567
Other assets                                                                                            48,576               41,277
                                                                                                   -----------          -----------
      Total assets                                                                                 $ 5,197,215          $ 5,022,070
                                                                                                   ===========          ===========

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for losses and loss expenses                                                            $ 2,544,854          $ 2,533,917
  Unearned premiums                                                                                    802,564              713,239
  Due to reinsurers                                                                                    167,820              132,521
  Short-term debt                                                                                         --                 10,000
  Trading securities sold but not yet purchased, at fair value
    (proceeds $93,480 and $164,312)                                                                     97,648              169,020
  Long-term debt                                                                                       370,356              370,158
  Other liabilities                                                                                    159,284              182,273
                                                                                                   -----------          -----------
      Total Liabilities                                                                              4,142,526            4,111,128
                                                                                                   -----------          -----------
Trust preferred securities                                                                             198,189              198,169
Minority interest                                                                                       28,940               31,877
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; issued and outstanding - none                                            --                   --
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 29,013,787 and 25,656,362 shares                                            7,902                7,281
  Additional paid-in capital                                                                           456,273              334,061
  Retained earnings                                                                                    586,675              574,345
  Accumulated other comprehensive income                                                                25,906               19,371
  Treasury stock, at cost, 10,495,057 and 10,747,482 shares                                           (249,196)            (254,162)
                                                                                                   -----------          -----------
    Total stockholders' equity                                                                         827,560              680,896
                                                                                                   -----------          -----------
    Total liabilities and stockholders' equity                                                     $ 5,197,215          $ 5,022,070
                                                                                                   ===========          ===========





          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)
                   ------------------------------------------


                                                                    For the Three Months                  For the Six Months
                                                                        Ended June 30,                       Ended June 30,
                                                              -----------------------------           ------------------------------
  Revenues:                                                      2001               2000                 2001                2000
                                                              ---------           ---------           ---------           ---------
  Net premiums written                                        $ 453,888           $ 350,081           $ 885,799           $ 735,842
  Change in unearned premiums                                   (35,828)             12,026             (88,804)            (14,991)
                                                              ---------           ---------           ---------           ---------
    Premiums earned                                             418,060             362,107             796,995             720,851
  Net investment income                                          50,368              49,584             100,798              96,512
  Service fees                                                   19,111              19,191              36,703              35,717
  Realized investment gains                                       2,561                 325               4,397                 793
  Other income                                                      897                 726               1,257               1,384
                                                              ---------           ---------           ---------           ---------
    Total revenues                                              490,997             431,933             940,150             855,257
Expenses:
  Losses and loss expenses                                      296,653             265,493             568,121             527,252
  Other operating expenses                                      169,319             148,220             321,942             293,577
  Interest expense                                               11,412              11,791              22,862              24,284
  Restructuring charge                                             --                  --                  --                 1,850
                                                              ---------           ---------           ---------           ---------
      Total expenses                                            477,384             425,504             912,925             846,963
                                                              ---------           ---------           ---------           ---------
     Income before income tax and
       minority interest                                         13,613               6,429              27,225               8,294

Income tax (expense) benefit                                     (3,074)                564              (5,558)              3,216
Minority interest                                                  (941)               (357)             (1,803)               (528)
                                                              ---------           ---------           ---------           ---------

  Net income                                                  $   9,598           $   6,636           $  19,864           $  10,982
                                                              =========           =========           =========           =========

Net income per share:

  Basic                                                       $     .33           $     .26           $     .71           $     .43
                                                              =========           =========           =========           =========
  Diluted                                                     $     .32           $     .26           $     .68           $     .43
                                                              =========           =========           =========           =========

Average shares outstanding:
  Basic                                                          28,990              25,621              27,975              25,619
                                                              =========           =========           =========           =========
  Diluted                                                        30,051              25,796              29,243              25,725
                                                              =========           =========           =========           =========


          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                          For the Six Months
                                                                                                             Ended June 30,

                                                                                                          2001               2000
                                                                                                       ---------          ---------
Cash flows from (used in) operating activities:
  Net income                                                                                           $  19,864          $  10,982
  Adjustments to reconcile net income to cash
      flows from (used in) operating activities:
    Minority interest                                                                                      1,803                528
    Change in reserves for losses
      and loss expenses, net of due to/from reinsurers                                                    34,955             37,987
    Depreciation and amortization                                                                          9,272             10,207
    Change in unearned premiums and
      prepaid reinsurance premiums                                                                        88,622             14,878
    Change in premiums and fees receivable                                                               (58,939)           (22,045)
    Change in Federal and foreign income taxes                                                             3,369             (3,304)
    Change in deferred acquisition cost                                                                  (19,257)            (9,139)
    Realized gains on investments                                                                         (4,397)              (793)
    Other, net                                                                                           (32,144)           (25,057)
                                                                                                       ---------          ---------
          Net cash flows from operating activities
            before trading account sales                                                                  43,148             14,244
Trading account sales, net                                                                                (6,418)           (17,545)
                                                                                                       ---------          ---------
      Net cash flows from (used in) operating activities                                                  36,730             (3,301)
                                                                                                       ---------          ---------

Cash flows from (used in) investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                                        281,031            752,816
     Equity securities                                                                                    17,983             29,884
  Proceeds from maturities and prepayments of
       fixed maturity securities                                                                          83,215             87,610
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                                       (427,746)          (762,630)
     Equity securities                                                                                   (10,526)           (58,238)
  Change in balances due to/from security brokers                                                         (7,892)            (4,489)
  Net additions to real estate, furniture & equipment                                                     (9,913)            (4,389)
  Net proceeds from sale (purchase) of subsidiaries                                                        2,348              2,532
  Other, net                                                                                                 969              1,000
                                                                                                       ---------          ---------
          Net cash flows from (used in) investing activities                                             (70,531)            44,096
                                                                                                       ---------          ---------

Cash flows from (used in) financing activities:
  Net proceeds from stock offering                                                                       121,400               --
  Net repayment of short-term debt                                                                       (10,000)           (35,000)
  Cash dividends to common stockholders                                                                   (7,096)            (6,067)
  Net proceeds from issuance of treasury shares                                                            4,966                143
  Retirement of long-term debt                                                                              --              (25,000)
  Other, net                                                                                               2,858                124
                                                                                                       ---------          ---------
          Net cash flows from (used in) financing activities                                             112,128            (65,800)
                                                                                                       ---------          ---------

              Net increase (decrease) in cash and invested cash                                           78,327            (25,005)
Cash and invested cash at beginning of year                                                              309,131            315,474
                                                                                                       ---------          ---------
              Cash and invested cash at end of period                                                    387,458            290,469
                                                                                                       =========          =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                                        $  22,758          $  24,532
                                                                                                       =========          =========
  Federal and foreign income taxes paid, net                                                           $   1,230          $     218
                                                                                                       =========          =========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

     The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

1.   FEDERAL AND FOREIGN INCOME TAXES

     The federal and foreign income tax provision has been computed based on the Company's estimated annual effective tax rate which differs from the Federal income tax rate of 35% principally because of tax-exempt investment income.

2.   PER SHARE DATA

     Basic per share data is based upon the weighted average number of shares outstanding during the year. Shares issued in connection with loans to shareholders are not considered to be outstanding for the purpose of calculating basic per share amounts. The related amounts due from shareholders are excluded from stockholders' equity. Diluted per share data reflects the potential dilution that would occur if dilutive employee stock options were exercised. On March 6, 2001 the Company issued 3,105,000 shares of its common stock. The Company received net proceeds of $121 million from the offering.

3.   REINSURANCE CEDED

     The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                                          For the Three Months             For the Six Months
                                                             Ended June 30,                   Ended June 30,
                                                         ------------------------        ------------------------
                                                           2001            2000            2001            2000
                                                         --------        --------        --------        --------
                   Ceded premiums written                $ 85,275        $ 84,196        $168,635        $160,826
                                                         ========        ========        ========        ========

                   Ceded premiums earned                 $ 91,510        $ 76,304        $168,211        $146,344
                                                         ========        ========        ========        ========

                   Ceded losses and loss expenses        $ 61,146        $ 46,101        $130,490        $101,795
                                                         ========        ========        ========        ========

     Ceded earned premiums were $168 million in the first six months of 2001 and included ceded earned premiums of $15 million in the second quarter under the aggregate reinsurance agreement. In 2001, the Company implemented a series of changes to its ceded reinsurance program. These changes included increasing the catastrophe reinsurance protection for weather-related losses to a maximum of $48.5 million (from $34 million in 2000) above our retention of $6 million, increasing retention levels for individual property casualty risks (generally to $1 million in 2001 from $300,000 to $500,000 in 2000) and replacing various individual reinsurance contracts with a multi-year aggregate reinsurance agreement. The aggregate reinsurance agreement provides protection for individual losses on an excess of loss or quota share basis, as specified for each class of business covered by the agreement, and also provides protection for our reinsurance segment for loss and loss adjustment expenses incurred above a certain level beginning for the 2001 accident year. Coverage begins as the various predecessor treaties expire through April 1, 2002 and is subject to annual limits and an aggregate limit over the contract period.

                   W. R. Berkley Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, Continued

4.   COMPREHENSIVE INCOME (LOSS)

     The differences between comprehensive income (loss) and net income are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income
(loss)(amounts in thousands):

                                                                     For the Three Months                 For the Six Months
                                                                        Ended June 30,                       Ended June 30,
                                                                    2001               2000               2001               2000
                                                                  --------           --------           --------           --------
Net income                                                        $  9,598           $  6,636           $ 19,864           $ 10,982
                                                                  --------           --------           --------           --------
Other comprehensive income (loss):
Change in unrealized foreign exchange
    gains (losses)                                                      77               (174)              (383)               (43)
Unrealized holding gains(losses)on investment
  securities arising during the period                             (14,321)             2,782              4,060              7,900
Reclassification adjustment for gains
       included in net income, net of tax                            1,665                211              2,858                515
                                                                  --------           --------           --------           --------
    Other comprehensive income (loss)                              (12,579)             2,819              6,535              8,372
                                                                  --------           --------           --------           --------
    Comprehensive income (loss)                                   $ (2,981)          $  9,455           $ 26,399           $ 19,354
                                                                  ========           ========           ========           ========

5.   INDUSTRY SEGMENTS

     The Company's operations are presently conducted through five segments: specialty; alternative markets; reinsurance; regional property casualty insurance and international. The specialty lines of insurance consist primarily of excess and surplus lines, commercial transportation, professional liability, directors and officers liability and surety. The Company's alternative markets segment specializes in writing workers' compensation insurance and providing insurance services for public entities, provide employers and associations. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The regional property casualty insurance segment writes standard commercial and personal lines insurance for such risks as automobiles, homes and businesses. The international segment writes property and casualty insurance, as well as life insurance, in Argentina and the Philippines. For the six months ended June 30, 2001 and 2000, the international segment wrote life insurance premiums of $15.7 million and $16.4 million, respectively.

     Effective January 1, 2001, management responsibility and financial reporting for alternative markets business produced through traditional reinsurance intermediaries was transferred from the alternative markets segment to the reinsurance segment. Segment information for the prior period has been restated to reflect the change.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Income tax expense (benefits) were calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carry-forwards only to the extent of taxes previously paid. Summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends and interest on inter-company debt. Identifiable assets by segment are those assets used in the operation of each segment.

                   W. R. Berkley Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, Continued

                                                                                                       Income
                                                                    Revenues                           (Loss)
                                                        --------------------------------------         Before         Income Tax
                                      Investment        Unaffiliated        Inter-                     Income         (Expense)
(Amounts in thousands)                  Income           Customers         Segment       Total         Taxes           Benefits
                                        ------           ---------         -------       -----         -----           --------
For the three months
ended June 30, 2001:
  Specialty                            $ 10,152          $102,118        $    576       $102,694      $ 12,351        $  (3,260)
  Alternative Markets                     9,521            55,379             458         55,837        11,094           (3,221)
  Reinsurance                            12,950           105,663             592        106,255         1,873             (283)
  Regional                               14,147           188,192             320        188,512           394            1,248
  International                           3,213            37,444              --         37,444         3,983           (1,601)
  Corporate other
   and Eliminations                         385             2,201          (1,946)           255       (16,082)           4,043
                                        -------           -------          ------        -------       -------          -------
  Consolidated                         $ 50,368          $490,997        $     --       $490,997      $ 13,613        $  (3,074)
                                        =======           ========        =======        =======       ========        ========
For the three months
ended June 30 2000:
  Specialty                            $ 11,838          $ 79,976        $  1,068       $ 81,044      $  6,799        $  (1,954)
  Alternative Markets                     7,717            49,253            (345)        48,908        10,352           (2,361)
  Reinsurance                            13,340            97,834             297         98,131         4,135             (867)
  Regional                               14,754           174,217             746        174,963        (3,153)           2,740
  International                           2,096            27,388              --         27,388         1,178             (233)
  Corporate other
    and Eliminations                       (161)            3,265          (1,766)         1,499       (12,882)           3,239
                                        -------           -------         -------        -------       -------         --------
  Consolidated                         $ 49,584          $431,933        $     --       $431,933      $  6,429        $     564
                                        =======           =======         =======        =======       =======         ========

     Interest expense for the reinsurance and alternative market segments was $772,000 and $743,000 for the three months ended June 30, 2001 and 2000, respectively. Corporate interest expense (net of intercompany amounts) was $10,640,000 and $11,048,000 for the corresponding periods.


                                                                                                        Income
                                                                      Revenues                          (Loss)
                                                  ----------------------------------------------         Before          Income Tax
                                  Investment      Unaffiliated        Inter-                             Income         (Expense)
(Amounts in thousands)             Income           Customers         Segment            Total           Taxes           Benefits
                                  ---------         ---------        ---------         ---------        ---------         ---------
For the six months
ended June 30, 2001:
  Specialty                       $  20,514         $ 188,202        $   1,254         $ 189,456        $  21,207         $  (4,665)
  Alternative Markets                19,328           107,500              885           108,385           19,858            (5,781)
  Reinsurance                        26,266           206,285            1,056           207,341            5,305              (801)
  Regional                           28,034           361,573              681           362,254            5,829               432
  International                       6,536            72,633             --              72,633            6,126            (2,196)
  Corporate other
   and Eliminations                     120             3,957           (3,876)               81          (31,100)            7,453
                                  ---------         ---------        ---------         ---------        ---------         ---------
  Consolidated                    $ 100,798         $ 940,150        $    --           $ 940,150        $  27,225         $  (5,558)
                                  =========         =========        =========         =========        =========         =========

For the six months
ended June 30, 2000:
  Specialty                       $  22,952         $ 156,496        $   1,322         $ 157,818        $  10,667         $  (2,447)
  Alternative Markets                16,023            89,288               22            89,310           16,313            (3,932)
  Reinsurance                        26,440           197,618              399           198,017            9,587            (1,790)
  Regional                           27,878           354,009              881           354,890           (1,317)            1,104
  International                       4,163            53,571             --              53,571            2,107              (612)
  Corporate other
    and Eliminations                   (944)            4,275           (2,624)            1,651          (29,063)           10,893
                                  ---------         ---------        ---------         ---------        ---------         ---------
  Consolidated                    $  96,512         $ 855,257        $    --           $ 855,257        $   8,294         $   3,216
                                  =========         =========        =========         =========        =========         =========


     Interest expense for the reinsurance and alternative market segments was $1,537,000 and $1,460,000 for the six months ended June 30, 2001 and 2000, respectively. Corporate interest expense (net of intercompany amounts) was $21,325,000 and $22,824,000 for the corresponding periods. Identifiable assets by segment are as follows (amounts in thousands):

                                                                June 30,             December 31,
                                                                  2001                   2000
                                                               ----------             ----------
           Specialty                                          $ 1,401,180            $ 1,425,123
           Alternative Markets                                    817,179                759,935
           Reinsurance                                          1,817,350              1,787,940
           Regional                                             1,537,715              1,498,179
           International                                          267,720                248,243
           Corporate other and eliminations                      (643,929)              (697,350)
                                                               ----------             ----------
           Consolidated                                       $ 5,197,215            $ 5,022,070
                                                               ==========             ==========

                   W. R. Berkley Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, Continued

6.   OTHER MATTERS

Reclassifications have been made in the 2000 financial statements as originally reported to conform them to the presentation of the 2001 financial statements.

In the opinion of management, the summarized financial information reflects all adjustments (consisting of normal recurring accrual or adjustments)which are necessary for a fair presentation of financial position and results of operations for the interim periods. The consolidated results of operations for the interim periods are not necessarily indicative of the results to be anticipated for the entire year. Seasonal weather variations affect the severity and frequency of losses sustained by the insurance and reinsurance subsidiaries. Although the effect on the Company's business of such natural catastrophes as tornadoes, hurricanes, hailstorms and earthquakes is mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter 2001 the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The adoption of this statement did not have a material impact on the Company's results of operations or financial condition.

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Amortization of goodwill was $2,071,000 and $1,953,000 for the six months ended June 30, 2001 and 2000, respectively. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 142 is effective in fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Retroactive application is not permitted. The Company has not yet determined the impact of Statement 142 to its consolidated financial statements.

8.   SAFE HARBOR STATEMENT

     This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's performance for the year 2001 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, the impact of competition, product demand and pricing, claims development and the process of estimating reserves, catastrophe and storm losses, legislative and regulatory developments, investment results, impairment of investments, including foreign securities, availability and use of reinsurance, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the year 2001 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                   W. R. Berkley Corporation and Subsidiaries
               MD&A Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results for the First Six Months of 2001 as Compared to the First Six Months of 2000


     Net income was $20 million, or 68 cents per diluted share, in the first six months of 2001 compared with $11 million, or 43 cents per diluted share, in the earlier-year period. Following are the components of net income for the six months ended June 30, 2001 and 2000 (amounts in thousands).

                                            2001              2000
                                         ---------         ---------
Underwriting loss                        $ (51,547)        $ (59,549)
Insurance services                           4,269             2,722
Net investment income                      100,798            96,512
Interest expense and other                 (30,692)          (30,334)
Restructuring charge                          --              (1,850)
                                         ---------         ---------
    Pretax income before realized
        investment gains                    22,828             7,501
Realized investment gains                    4,397               793
Income tax (expense) benefit and
         minority interest                  (7,361)            2,688
                                         ---------         ---------
    Net income                           $  19,864         $  10,982
                                         =========         =========

     Underwriting - Gross and net written premiums increased by 18% and 20%, respectively, in the first six months of 2001 compared with the earlier-year period. Following is a summary of gross and net written premiums by business segment for the six months ended June 30, 2001 and 2000 (amounts in thousands).


                                          Gross Written Premiums                                 Net Written Premiums

                                2001              2000           % Change              2001              2000            % Change
                             ----------        ----------        ----------         ----------        ----------        ----------
Specialty                    $  273,664        $  204,389                34%        $  231,731        $  137,691                68%
Alternative Markets              78,914            54,807                44%            70,398            49,580                42%
Reinsurance                     209,904           195,472                 7%           160,222           168,294                (5%)
Regional                        411,255           375,203                10%           352,807           326,518                 8%
International                    80,697            66,797                21%            70,641            53,759                31%
                             ----------        ----------        ----------         ----------        ----------        ----------
    Total                    $1,054,434        $  896,668                18%        $  885,799        $  735,842                20%
                             ==========        ==========        ==========         ==========        ==========        ==========


     The increase in gross written premiums reflects higher prices for all five business segments and an increase in new business for the alternative markets and international segments. Gross written premiums for the reinsurance segment also reflect a planned reduction in pro rata treaty business. Ceded premiums written expressed as a percentage of gross premiums written decreased to 16% from 18% in the prior year. The decrease reflects higher net retentions for business written by the specialty and regional segments, which was partially offset by premiums ceded under the aggregate reinsurance agreement (see Note 3 of "Notes to Consolidated Financial Statements").

                   W. R. Berkley Corporation and Subsidiaries
          MD&A Financial Condition and Results of Operations Continued

         Underwriting results represent premiums earned less loss and loss expenses incurred and underwriting expenses incurred. Underwriting losses decreased by 13% to $52 million in for the six months ended June 30, 2001 compared with $60 million in the earlier-year period. Underwriting losses included weather-related losses of $40 million in 2001 compared with $24 million in 2000. The increase in weather-related losses was the result of a higher frequency of storms in the midwest states. Ceded losses and loss expenses were $130 million in the first six months 2001 and included loss recoveries of $27 million in the second quarter under the aggregate reinsurance agreement. Following is a summary of earned premiums and combined ratios (losses, loss expenses and underwriting expenses expressed as a percentage of premiums earned) by business segment for the six months ended June 30, 2001 and 2000 (amounts in thousands).

                                               Earned premiums                    Combined Ratio
                                               2001           2000               2001         2000
                                               ----           ----               ----         ----
         Specialty                       $  167,233      $ 132,148               100.6%        108.8%
         Alternative Markets                 53,370         39,729               105.8%        109.8%
         Reinsurance                        178,625        172,729               112.4%        107.3%
         Regional                           332,017        327,000               107.4%        108.9%
         International                       65,750         49,245               101.1%        104.5%
                                          ----------      ---------              -----         -----
           Total                         $  796,995      $ 720,851               106.5%        108.2%
                                          =========       =========              =====         =====

     The decrease in the specialty combined ratio reflects the impact of pricing actions and other underwriting initiatives, particularly for excess and surplus lines and commercial transportation business. The decrease in the alternative markets combined ratio reflects a lower expense ratio as a result of higher premium volume. The increase in the reinsurance combined ratio reflects unfavorable prior year loss development for treaty business, somewhat offset by the benefits of the various reinsurance agreements including the aggregate reinsurance agreement. The decrease in the regional combined ratio reflects the impact of pricing actions and other underwriting initiatives. The regional combined ratio also reflects the impact of higher storm losses. The decrease in the international combined ratio reflects lower losses and expenses for automobile business in Argentina.

     Insurance Services - Insurance services income represents service fees less related costs and expenses for the alternative markets' insurance services business. Insurance service fees increased 13% to $36 million as a result of new accounts and higher revenues on existing accounts, and insurance services income increased 57% to $4 million.

     Investments - The increase in net investment income of 4% reflects a higher yield on the fixed income portfolio as a result of changes in asset allocations and an increase in average invested assets. Net investment income also reflects a decrease in the yield on the merger arbitrage account to 5.9% in 2001 from 9.5% in 2000.

     Other Items - Interest and other represents interest expense, corporate expenses, and other miscellaneous income and expenses. The restructuring charge in 2000 related to the reorganization of the reinsurance operations. Realized investment gains and losses result from security sales and from changes in provisions for other than temporary impairment of securities. The effective income tax rate differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

Operating Results for the Second Quarter of 2001 as Compared to the Second Quarter of 2000


     Net income was $10 million, or 32 cents per diluted share, for the second quarter of 2001 compared with a $7 million, or 26 cents per diluted share, for the corresponding 2000 period. Following are the components of net income for the second quarters of 2001 and 2000 (amounts in thousands).

                   W. R. Berkley Corporation and Subsidiaries
          MD&A Financial Condition and Results of Operations, Continued

                                                2001             2000
                                              --------         --------
        Underwriting loss                     $(25,549)        $(31,243)
        Insurance services                       1,975            1,924
        Net investment income                   50,368           49,584
        Interest and other                     (15,742)         (14,161)
                                              --------         --------
         Pretax income before realized
           investment gains                     11,052            6,104
        Realized investment gains                2,561              325
        Income tax (expense) benefit
           and minority interest                (4,015)             207
                                              --------         --------
         Net income                           $  9,598         $  6,636
                                              ========         ========

     Gross and net premiums increased by 24% and 30%, respectively, reflecting price increases and changes in reinsurance costs as discussed above. Underwriting losses decreased by $6 million and the combined ratio improved to 106.1% from 108.6% in the earlier-year period, generally for the reasons discussed above. Net investment income increased by 2%, generally for the reasons discussed above.

Liquidity and Capital Resources

     Cash flow from operating activities (before trading account sales) increased to $43 million for the first six months of 2001 from $14 million for the same period in 2000. The increase in cash flow reflects higher collected premiums, which more than offset an increase in paid losses. The cost basis of the investment portfolio (including account receivable from brokers and clearing organizations and securities sold but not yet purchased) was $3,203 million at June 30, 2001 compared with $3,074 million at December 31, 2000. The majority of the increase reflects the proceeds of $121 million from the common stock offering completed in the first quarter of 2001.

     At June 30, 2001, as compared with December 31, 2000, the fixed maturity investment portfolio was as follows: U.S. Government and cash equivalent were 29.0% (28.6% in 2000); state and municipal securities were 22.0% (23.7% in 2000); mortgage-backed securities were 22.5% (21.8% in 2000); corporate securities were 18.9% (18.0% in 2000) and foreign bonds were 7.6% (7.9% in 2000).

     The Company's equity portfolio is comprised of merger arbitrage securities, which are classified as trading account assets, and other equity investments, which are classified as available for sale. Net trading account assets (trading account equity securities plus trading account receivable from brokers and clearing organizations less trading account equity securities sold but not yet purchased) were $456 million as of June 30, 2001 compared with $448 million as of December 31, 2000.

     On March 6, 2001, the Company issued 3,105,000 shares of its common stock and received net proceeds of $121 million. In March 2001, the Company repaid $10 million short-term debt that was outstanding since December 31, 2000.

     For the first six months of 2001, stockholders' equity increased by approximately $147 million to $828 million due to the common stock offering of $121 million and net income of $20 million. At June 30, 2001 the Company's total capitalization was $1,396 million and the percentage of the Company's capital attributable to long-term debt was 27%, compared with 30% at December 31, 2000.

     For background information concerning discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                   W. R. Berkley Corporation and Subsidiaries
                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

     On May 15, 2001 the company issued 188 shares of its Common Stock to each of its six directors (1,128 shares in the aggregate). The shares were issued as a portion of annual director's fees pursuant to the company's 1997 Director Stock Plan. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4 (2) thereof for transactions not involving a public offering.

Item 3. Quantitative and Qualitative Disclosure About Market Risk


     The Company's market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company's investment portfolio as a result of fluctuations in prices, interest rates and currency exchange rates.

     The cost of the Company's investments in Argentine bonds and bank deposits was $127 million at June 30, 2001. The Company mitigates foreign currency exchange rate risk associated with these investments by maintaining its capital in US dollar denominated securities. Investments in Argentine bonds and bank deposits, including those denominated in US dollars, are subject to risks of changes in general political and economic conditions in Argentina and to possible impairment in value as a result of further deterioration in credit quality of such investments.

     The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations. The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to June 30, 2001, and the overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 2000.


Item 4. Submission of Matters to a Vote of Security Holders


     The Company held its Annual Meeting of Stockholders on May 15, 2001. The meeting involved the election of directors for a term to expire at the Annual Meeting of Stockholders to be held in the year 2004 and the ratification of the appointment of independent auditors for the year 2001. The directors elected and the results of the voting are as follows:

         (i)      Election of Directors:

            Nominee                       Votes For         Votes Withheld
            -------                       ---------         --------------
          William R. Berkley, Jr          25,423,026         2,584,614

          Ronald E. Blaylock              27,696,471           311,169

          Mark E. Brockbank               27,696,471           311,169


         (ii)     Ratification of Auditors:

         Votes For         Votes Against, Abstained or Withheld
         ---------         ------------------------------------
         27,811,397        196,243

Item 6.  Exhibits and Reports on Form 8-K


          (a)  Exhibits

         Number
         ------
          None

          (b)  Reports on Form 8-K

     During the quarter ended June 30, 2001, the Company filed the following Reports on Form 8-K:

1. Report dated April 5, 2001 with respect to the Registration Statement on Form S-3 (File No. 333-57546) (the "Registration Statement") filed by W. R. Berkley Corporation (the "Company"), W. R. Berkley Capital Trust II ("Trust II") and W. R. Berkley Capital Trust III ("Trust III" and, together with the Company and Trust II, the "Registrants") with the Securities and Exchange Commission on March 23, 2001, relating to the registration of $500,000,000 aggregate amount of securities for sale by the Registrants in accordance with the provisions of the Securities Act of 1933, as amended.

2. Report filed April 23, 2001 with respect to a press release announcing that the Company would list its common stock on the New York Stock Exchange starting on May 9, 2001 under the ticker symbol "BER".

3. Report filed May 1, 2001 with respect to a press release announcing results of operations of the Company for the first quarter of 2001.

4. Report filed May 16, 2001 with respect to a press release announcing the Company's newly elected directors.

5. Report flied June 25, 2001 amending to the form 8-K dated February 6, 2001 describing certain risk factors. That may affect the Company's business, results of operations, prospects and financial condition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               W. R. BERKLEY CORPORATION




Date: August 7, 2001                            /s/   WILLIAM R. BERKLEY
                                               ---------------------------------
                                               William R. Berkley
                                               Chairman of the Board and
                                               Chief Executive Officer





Date: August 7, 2001                            /s/   EUGENE G. BALLARD
                                               ---------------------------------
                                               Eugene G. Ballard
                                               Senior Vice President,
                                               Chief Financial Officer
                                                and Treasurer