Form 10-Q
period 2001-09-30
BERKLEY W R CORP
filed 2001-11-14
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

                                       or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                For the transition period from ____ to ____.

                          Commission File Number 0-7849

                           W. R. BERKLEY CORPORATION
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                                   22-1867895
      ---------------------------------------------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


        165 Mason Street, Greenwich, Connecticut                    06830
      ---------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


                                  (203) 629-3000
      ----------------------------------------------------------------------
            (Registrant's telephone number, including area code)



                                 None
            ------------------------------------------------
            Former name, former address and former fiscal year,
                        if changed since last report.



Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Number of shares of common stock, $.20 par value, outstanding as of November 6, 2001: 32,955,927

                         Part I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets

                              Amounts in thousands

                                                                                                 September 30,         December 31,
                                                                                                    2001                    2000
                                                                                                  ----------             ----------
Assets                                                                                           (Unaudited)
Investments:
  Invested cash                                                                                     $439,824               $308,193
  Fixed maturity securities:
    Held to maturity, at cost (fair value $170,346 and $164,229)                                     156,595                156,067
    Available for sale, at fair value (cost $2,198,417 and $2,087,338)                             2,288,810              2,115,824
  Equity securities, at fair value:
    Available for sale (cost $92,626 and $76,545)                                                     96,070                 83,823
    Trading account (cost $253,758 and $340,617)                                                     240,634                347,271
Cash                                                                                                   3,515                    938
Premiums and fees receivable                                                                         520,216                416,243
Due from reinsurers                                                                                  758,654                713,392
Accrued investment income                                                                             32,731                 36,578
Prepaid reinsurance premiums                                                                         100,746                 99,444
Deferred policy acquisition costs                                                                    224,399                196,231
Real estate, furniture & equipment at cost, less accumulated
depreciation                                                                                         118,497                118,282
Excess of cost over net assets acquired                                                               66,519                 71,496
Trading account receivable from brokers and clearing organizations                                   338,932                269,444
Deferred federal and foreign income taxes                                                             34,705                 47,567
Other assets                                                                                          60,465                 41,277
                                                                                                 -----------            -----------
     Total assets                                                                                 $5,481,312             $5,022,070
                                                                                                 ===========            ===========

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for losses and loss expenses                                                           $2,701,487             $2,533,917
  Unearned premiums                                                                                  846,288                713,239
  Due to reinsurers                                                                                  194,739                132,521
  Short-term debt                                                                                         --                 10,000
  Trading securities sold but not yet purchased, at fair value
    (proceeds $130,431 and $164,312)                                                                 119,447                169,020
  Long-term debt                                                                                     370,456                370,158
  Other liabilities                                                                                  212,915                182,273
                                                                                                 -----------            -----------
     Total liabilities                                                                             4,445,332              4,111,128
                                                                                                 -----------            -----------
Trust preferred securities                                                                           198,199                198,169
Minority interest                                                                                     28,246                 31,877
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; issued and outstanding - none                                            --                     --
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 29,069,664 and 25,656,362 shares                                          7,902                  7,281
  Additional paid-in capital                                                                         456,652                334,061
  Retained earnings                                                                                  535,651                574,345
  Accumulated other comprehensive income                                                              57,390                 19,371
  Treasury stock, at cost, 10,439,180 and 10,747,482 shares                                         (248,060)              (254,162)
                                                                                                 -----------            -----------
    Total stockholders' equity                                                                       809,535                680,896
                                                                                                 -----------            -----------
    Total liabilities and stockholders' equity                                                    $5,481,312             $5,022,070
                                                                                                 ===========            ===========



            See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                                   For the Three Months                    For the Nine Months
                                                                   Ended September 30,                      Ended September 30,
                                                           -------------------------------         -------------------------------
                                                                2001                2000                2001                2000
                                                            -----------         -----------         -----------         -----------

  Revenues:
    Net premiums written                                       $469,227            $376,084          $1,355,026          $1,111,926
    Change in unearned premiums                                 (43,832)             (5,252)           (132,636)            (20,243)
                                                            -----------         -----------         -----------         -----------
      Premiums earned                                           425,395             370,832           1,222,390           1,091,683
    Net investment income                                        46,802              56,513             147,600             153,025
    Service fees                                                 19,849              15,818              56,552              51,535
    Realized investment gains                                     7,385               1,092              11,782               1,885
    Other income                                                    641               1,702               1,898               3,086
                                                            -----------         -----------         -----------         -----------
      Total revenues                                            500,072             445,957           1,440,222           1,301,214
  Expenses:
    Losses and loss expenses                                    391,477             276,344             959,598             803,596
    Other operating expenses                                    170,864             150,829             492,806             444,406
    Interest expense                                             11,570              11,670              34,432              35,954
    Restructuring charge                                             --                  --                  --               1,850
                                                            -----------         -----------         -----------         -----------
       Total expenses                                           573,911             438,843           1,486,836           1,285,806
       Income (loss) before income tax and
         minority interest                                      (73,839)              7,114             (46,614)             15,408
  Income tax benefit                                             27,117                 869              21,559               4,085
  Minority interest                                                (524)               (891)             (2,327)             (1,419)
                                                            -----------         -----------         -----------         -----------

    Net income (loss)                                          $(47,246)             $7,092            $(27,382)            $18,074
                                                            ===========         ===========         ===========         ===========
  Net income (loss) per share:
    Basic                                                        $(1.63)               $.28               $(.97)               $.71
                                                            ===========         ===========         ===========         ===========

    Diluted                                                      $(1.63)               $.27               $(.97)               $.70
                                                            ===========         ===========         ===========         ===========
  Average shares outstanding:
    Basic                                                        29,049              25,476              28,337              25,571
                                                            ===========         ===========         ===========         ===========
    Diluted                                                      30,053              25,807              29,603              25,769
                                                            ===========         ===========         ===========         ===========

                 See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                                            For the Nine Months
                                                                                                             Ended September 30,
                                                                                                        2001                2000
                                                                                                      ---------           ---------
Cash flows from (used in) operating activities:
  Net income (loss)                                                                                    $(27,382)            $18,074
  Adjustments to reconcile net income (loss) to cash
      flows from (used in) operating activities:
    Minority interest                                                                                     2,327               1,419
    Change in reserves for losses
      and loss expenses, net of due to/from reinsurers                                                  184,526              61,872
    Depreciation and amortization                                                                        13,474              15,594
    Change in unearned premiums and
      prepaid reinsurance premiums                                                                      131,747              20,304
    Change in premiums and fees receivable                                                             (104,911)            (29,594)
    Change in federal and foreign income taxes                                                          (22,978)              5,338
    Change in deferred policy acquisition costs                                                         (28,168)            (13,029)
    Realized gains on investments                                                                       (11,782)             (1,885)
    Other, net                                                                                           (7,949)              1,336
                                                                                                      ---------           ---------
          Net cash flows from operating activities
            before trading account sales                                                                128,904              79,429
Trading account purchases, net                                                                           (9,547)            (83,013)
                                                                                                      ---------           ---------
      Net cash flows from (used in) operating activities                                                119,357              (3,584)
                                                                                                      ---------           ---------

Cash flows from (used in) investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                                       428,592             616,430
     Equity securities                                                                                   57,869              19,847
  Proceeds from maturities and prepayments of
       fixed maturity securities                                                                        128,601             117,320
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                                      (668,565)           (649,662)
     Equity securities                                                                                  (65,577)            (59,212)
  Change in balances due to/from security brokers                                                        33,191                (636)
  Net additions to real estate, furniture & equipment                                                   (12,857)             (7,514)
  Net proceeds from sale of subsidiaries                                                                  3,027               2,532
  Other, net                                                                                                725               1,000
                                                                                                      ---------           ---------
          Net cash flows from (used in) investing activities                                            (94,994)             40,105
                                                                                                      ---------           ---------

Cash flows from (used in) financing activities:
   Net proceeds from stock offering                                                                     121,400                  --
  Net repayment of short-term debt                                                                      (10,000)            (25,000)
  Cash dividends to common stockholders                                                                 (10,866)             (9,399)
  Purchase of treasury shares                                                                                --              (7,020)
  Retirement of long-term debt                                                                               --             (25,000)
  Other, net                                                                                              9,311               1,688
                                                                                                      ---------           ---------
          Net cash flows from (used in) financing activities                                            109,845             (64,731)
                                                                                                      ---------           ---------

           Net increase (decrease) in cash and invested cash                                            134,208             (28,210)
Cash and invested cash at beginning of year                                                             309,131             315,474
                                                                                                      ---------           ---------
           Cash and invested cash at end of period                                                     $443,339            $287,264
                                                                                                      =========           =========
Supplemental disclosure of cash flow information:
  Interest paid
                                                                                                        $29,308             $31,351
                                                                                                      =========           =========
  Federal and foreign income taxes paid (received), net                                                    $752             $(9,806)
                                                                                                      =========           =========

                 See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

        The accompanying interim consolidated financial statements should be read in conjunction with the following notes and with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

1.      FEDERAL AND FOREIGN INCOME TAXES

        The federal and foreign income tax provision has been computed based on the Company's estimated annual effective tax rate which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

2.      PER SHARE DATA

        Basic per share data is based upon the weighted average number of shares outstanding during the year. Shares issued in connection with loans to shareholders are not considered to be outstanding for the purpose of calculating basic per share amounts unless and until the loan is fully satisfied. The related amounts due from shareholders are excluded from stockholders' equity. Diluted per share data reflects the dilution that would occur if dilutive employee stock options were exercised. On March 6, 2001 the Company issued 3,105,000 shares of its common stock in a public offering. The Company received net proceeds of $121 million from such offering.

3.      REINSURANCE CEDED

        The amounts of reinsurance ceded included in the statements of operations are as follows (amounts in thousands):


                                                                For the Three Months            For the Nine Months
                                                                  Ended September 30,           Ended September 30,
                                                             -------------------------     -------------------------
                                                               2001           2000          2001             2000
                                                             --------       --------       --------         --------
Ceded premiums written                                        $90,877        $77,606       $259,512         $238,432
                                                             ========       ========       ========         ========

Ceded premiums earned                                         $90,145        $79,618       $258,356         $225,962
                                                             ========       ========       ========         ========

Ceded losses and loss expenses                               $101,618        $76,458       $232,108         $178,253
                                                             ========       ========       ========         ========


        Ceded premiums earned were $258 million in the first nine months of 2001 and included ceded earned premiums of $31 million under the aggregate reinsurance agreement described below. In 2001, the Company implemented a series of changes to its ceded reinsurance program. These changes included increasing the catastrophe reinsurance protection for weather-related losses to a maximum of $48.5 million (from $34 million in 2000) above our retention of $6 million, increasing retention levels for individual property casualty risks (generally to $1 million in 2001 from $300,000 to $500,000 in 2000) and replacing various individual reinsurance contracts with a multi-year aggregate reinsurance agreement. The aggregate reinsurance agreement provides protection for individual losses on an excess of loss or quota share basis, as specified for each class of business covered by the agreement, and also provides protection for our reinsurance segment for loss and loss adjustment expenses incurred above a certain level beginning for the 2001 accident year. Coverage begins as the various predecessor treaties expire through April 1, 2002 and is subject to annual limits and an aggregate limit over the contract period.

                   W. R. Berkley Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, Continued

4.      COMPREHENSIVE INCOME (LOSS)

        The differences between comprehensive income (loss) and net income
(loss) are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (loss)(amounts in thousands):

                                                                     For the Three Months                   For the Nine Months
                                                                      Ended September 30,                    Ended September 30,
                                                                 ----------------------------          ----------------------------
                                                                    2001               2000               2001               2000
                                                                  --------           --------           --------           --------
Net income (loss)                                                 $(47,246)            $7,092           $(27,382)           $18,074
Other comprehensive income (loss):
Change in unrealized foreign exchange
   gains (losses)                                                       15               (357)              (368)              (400)
Unrealized holding gains on investment
  securities arising during the period                              26,669             17,526             30,729             25,426
Reclassification adjustment for gains
       included in net income, net of tax                            4,800                709              7,658              1,224
                                                                  --------           --------           --------           --------
   Other comprehensive income                                       31,484             17,878             38,019             26,250
                                                                  --------           --------           --------           --------
   Comprehensive income (loss)                                    $(15,762)           $24,970            $10,637            $44,324
                                                                  ========           ========           ========           ========

5.      INDUSTRY SEGMENTS


        In the third quarter of 2001, the Company announced its plans to discontinue its personal lines business and the alternative markets division of its reinsurance segment. These discontinued businesses are now being managed and reported collectively as a separate business segment ("inactive business"). Segment information for the prior period has been restated to reflect these changes.

        The Company's operations are now conducted through six segments of the property casualty insurance business: specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); reinsurance; regional property casualty insurance; international; and inactive business. The specialty segment's business is principally within the excess and surplus lines, professional liability, commercial transportation and surety markets. The Company's alternative markets segment specializes in developing, insuring and administering self-insurance programs and various alternative risk transfer mechanisms for employers, employer groups, insurers and alternative markets funds. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The regional property casualty insurance segment principally provides commercial property casualty insurance products. The international segment writes property and casualty insurance, as well as life insurance, and has business in Argentina and the Philippines. For the nine months ended September 30, 2001 and 2000, the international segment wrote life insurance premiums of $23.6 million and $24.7 million, respectively.


        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Income tax expense (benefits) are calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carry-forwards only to the extent of taxes previously paid. Summary financial information about the Company's operating segments is presented in the following table. Income (loss) before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends and interest on inter-company debt. Identifiable assets by segment are those assets used in the operation of each segment.

                   W. R. Berkley Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, Continued


                                                                                                               Income
                                                                                 Revenues                      (Loss)
                                                                 ---------------------------------------       Before     Income Tax
(Amounts in thousands)                             Investment    Unaffiliated     Inter-                       Income     (Expense)
For the three months ended                           Income        Customers     Segment        Total           Taxes     Benefits
                                                   ---------      ---------     ---------      ---------      ---------   ---------
September 30, 2001:
  Specialty                                           $9,218       $118,287          $191       $118,478          $(767)      $(376)
  Alternative Markets                                  9,389         60,170           108         60,278          8,061      (2,242)
  Reinsurance                                         10,223         63,267         1,105         64,372        (19,403)     24,388
  Regional                                            12,428        156,275           301        156,576         11,840     (19,430)
  International                                        3,339         39,933            --         39,933          2,851      (1,427)
  Inactive Business                                    2,441         60,258            --         60,258        (61,358)     21,475
  Corporate other
   and Eliminations                                     (236)         1,882        (1,705)           177        (15,063)      4,729
                                                   ---------      ---------     ---------      ---------      ---------   ---------
  Consolidated                                       $46,802       $500,072           $--       $500,072       $(73,839)    $27,117
                                                   =========      =========     =========      =========      =========   =========
For the three months ended September 30, 2000:
  Specialty                                          $12,892        $79,851          $402        $80,253         $6,193     $(2,209)
  Alternative Markets                                 10,740         49,156           149         49,305         10,275      (3,137)
  Reinsurance                                         13,163         85,044           627         85,671          6,539      (1,888)
  Regional                                            15,247        145,269           134        145,403            902         259
  International                                        2,719         30,748            --         30,748          1,600         216
  Inactive Business                                    2,566         55,506            --         55,506         (3,530)      1,347
  Corporate other
   and Eliminations                                     (814)           383        (1,312)          (929)       (14,865)      6,281
                                                   ---------      ---------     ---------      ---------      ---------   ---------
  Consolidated                                       $56,513       $445,957           $--       $445,957         $7,114        $869
                                                   =========      =========     =========      =========      =========   =========



        Interest expense for the reinsurance and alternative market segments was $666,000 and $726,000 for the three months ended September 30, 2001 and 2000, respectively. Corporate interest expense (net of intercompany amounts) was $10,904,000 and $10,944,000 for the corresponding periods.




                                                                                                            Income
                                                                             Revenues                       (Loss)
                                                              -----------------------------------------     Before       Income Tax
(Amounts in thousands)                          Investment    Unaffiliated     Inter-                       Income       (Expense)
                                                 Income        Customers      Segment         Total         Taxes        Benefits
                                               ----------     ------------   ----------      ----------     ----------   ----------
For the nine months ended
September 30, 2001:
  Specialty                                       $29,732        $306,489        $1,445        $307,934        $20,440      $(5,041)
  Alternative Markets                              28,717         167,670           993         168,663         27,919       (8,023)
  Reinsurance                                      32,879         201,219         2,161         203,380         (9,433)      21,954
  Regional                                         38,995         447,733           982         448,715         29,435      (23,216)
  International                                     9,875         112,566            --         112,566          8,977       (3,623)
  Inactive Business                                 7,518         198,706            --         198,706        (77,789)      27,226
  Corporate other
   and Eliminations                                  (116)          5,839        (5,581)            258        (46,163)      12,182
                                               ----------      ----------    ----------      ----------     ----------   ----------
  Consolidated                                   $147,600      $1,440,222           $--      $1,440,222       $(46,614)     $21,559
                                               ==========      ==========    ==========      ==========     ==========   ==========
For the nine months ended September 30, 2000:
  Specialty                                       $35,844        $236,347        $1,724        $238,071        $16,860      $(4,656)
   Alternative Markets                             26,763         138,444           171         138,615         26,588       (7,069)
  Reinsurance                                      36,643         251,371         1,026         252,397         17,253       (4,312)
  Regional                                         41,658         425,095         1,015         426,110          6,335       (1,000)
  International                                     6,882          84,319            --          84,319          3,707         (396)
  Inactive Business                                 6,993         160,980            --         160,980        (11,407)       4,344
  Corporate other
   and Eliminations                                (1,758)          4,658        (3,936)            722        (43,928)      17,174
                                               ----------      ----------    ----------      ----------     ----------   ----------
  Consolidated                                   $153,025      $1,301,214           $--      $1,301,214        $15,408       $4,085
                                               ==========      ==========    ==========      ==========     ==========   ==========


        Interest expense for the reinsurance and alternative market segments was $2,203,000 and $2,186,000 for the nine months ended September 30, 2001 and 2000, respectively. Corporate interest expense (net of intercompany amounts) was $32,229,000 and $33,768,000 for the corresponding periods. Identifiable assets by segment are as follows (amounts in thousands):

                                                 September 30,       December 31,
                                                     2001               2000
                                                     ----               ----
         Specialty                              $ 1,479,078        $ 1,425,123
         Alternative Markets                        843,064            759,935
         Reinsurance                              1,737,058          1,637,756
         Regional                                 1,451,936          1,315,850
         International                              279,290            248,243
         Inactive Business                          275,498            332,513
         Corporate other and eliminations          (584,612)          (697,350)
                                                 ----------         ----------
         Consolidated                           $ 5,481,312        $ 5,022,070
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

        In the opinion of management, the summarized financial information reflects all adjustments (consisting of normal recurring accrual or adjustments) which are necessary for a fair presentation of financial position and results of operations for the interim periods. The consolidated results of operations for the interim periods are not necessarily indicative of the results to be anticipated for the entire year. Seasonal weather variations and other catastrophes affect the severity and frequency of losses sustained by the insurance and reinsurance subsidiaries. Although the effect on the Company's business of such natural and man made catastrophes as tornadoes, hurricanes, hailstorms, earthquakes and terrorist acts is mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.

7.      RECENT ACCOUNTING PRONOUNCEMENTS

        In the first quarter 2001 the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The adoption of this statement did not have a material impact on the Company's results of operations or financial condition.

        In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Amortization of goodwill was $3,031,000 and $2,932,000 for the nine months ended September 30, 2001 and 2000, respectively. Statement 142 is effective in fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of Statement 142 to its consolidated financial statements.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this Statement will not have a material impact on the Company's results of operations or financial condition.

8.      SUBSEQUENT EVENT

        On November 6, 2001 the Company issued 3,795,000 shares of its common stock in a public offering and received net proceeds of $194.4 million. Proceeds of the offering will be used to provide additional capital for the Company's insurance subsidiaries and for general corporate purposes.

                   W. R. Berkley Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, Continued

9.      SAFE HARBOR STATEMENT

     This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's performance for the year 2001 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potential volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts and the development of additional facts related to the attacks of September 11, 2001, the increased level of our retention, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment results, exchange rate and political risks, legislative and regulatory developments, changes in the ratings assigned to us by rating agencies, the effects of the refocusing of our business, including our withdrawal from the personal lines business, uncertainty as to reinsurance coverage for terrorist acts, availability of dividends from our insurance company subsidiaries, our successful integration of acquired companies or investment in new insurance ventures, our ability to attract and retain qualified employees and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the year 2001 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made.

                   W. R. Berkley Corporation and Subsidiaries
               MD&A Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results for the First Nine Months of 2001 as Compared to the First Nine Months of 2000

        The Company reported a net loss of $27 million, or 97 cents per diluted share, in the first nine months of 2001, compared with net income of $18 million, or 70 cents per diluted share, in the earlier-year period. Following are the components of net income (loss) for the nine months ended September 30, 2001 and 2000 (amounts in thousands).



                                                   2001           2000
                                                 ---------      ---------
 Underwriting loss                               $(165,342)      $(97,258)
 Insurance services                                  6,329          5,222
 Net investment income                             147,600        153,025
 Interest expense and other                        (46,983)       (45,616)
 Restructuring charge                                   --         (1,850)
                                                 ---------      ---------
        Pretax income (loss) before realized
          investment gains                         (58,396)        13,523
 Realized investment gains                          11,782          1,885
 Income tax benefit and minority interest           19,232          2,666
                                                 ---------      ---------
        Net income (loss)                         $(27,382)       $18,074
                                                 =========      =========

        In the third quarter of 2001, the Company prepared a plan to discontinue its personal lines business and the alternative markets division of its reinsurance segment. The Company is withdrawing from the personal lines business, both homeowners and private passenger automobile, by not renewing existing policies and ceasing to write new personal lines business. The after-tax loss related to the discontinued businesses was $51 million, or $1.78 per diluted share, for the first nine months of 2001. The Company also expects to incur an after-tax charge of approximately $2 million for severance and related costs in the fourth quarter of 2001.

        Underwriting - Gross and net premiums written increased by 19.6% and 21.9%, respectively, in the first nine months of 2001, compared with the earlier-year period. Following is a summary of gross and net premiums written by business segment for the nine months ended September 30, 2001 and 2000 (amounts in thousands).

                                 Gross Premiums Written                          Net Premiums Written
                                2001          2000       % Change            2001          2000    % Change
                               --------     --------     --------           --------     --------  --------
   Specialty                   $427,357     $302,990        41.0%           $366,632     $207,930    76.3%
   Alternative Markets          127,365       86,601        47.1%            113,275       77,987    45.2%
   Reinsurance                  234,295      236,613        -1.0%            167,174      200,606   -16.7%
   Regional                     511,168      447,033        14.3%            432,878      382,231    13.3%
   International                123,181      102,038        20.7%            107,536       82,557    30.3%
   Inactive Business            191,172      175,083         9.2%            167,531      160,615     4.3%
                                -------      -------                         -------      -------
     Total                   $1,614,538   $1,350,358        19.6%         $1,355,026   $1,111,926    21.9%
                              =========    =========                      ==========    =========

        The increase in gross premiums written reflects higher prices and an increase in new business. Gross premiums written for the reinsurance segment also reflect a planned reduction in pro rata treaty business. Ceded premiums written, expressed as a percentage of gross premiums written, decreased to 16.1% from 17.7% in the prior year. The decrease reflects higher net retentions for the specialty segment, which was partially offset by additional premiums ceded by the reinsurance segment under the aggregate reinsurance agreement (see Note 3 of "Notes to Consolidated Financial Statements").

                   W. R. Berkley Corporation and Subsidiaries
          MD&A Financial Condition and Results of Operations, Continued

        Underwriting results represent net premiums earned less net loss and loss adjustment expenses incurred and underwriting expenses incurred. Underwriting losses increased to $165 million in the nine months ended September 30, 2001 compared with $97 million in the earlier-year period. The increase in underwriting losses reflects higher underwriting losses for the inactive business segment and higher catastrophe losses. Underwriting losses for the inactive business segment increased to $85 million in 2001 from $17 million in 2000 as a result of prior year loss development for the alternative markets reinsurance division. Catastrophe losses were $92 million in 2001 compared with $43 million in 2000. Catastrophe losses related to the September 11, 2001 events were $35 million, including $26 million for the reinsurance segment and $9 million for the specialty segment. This represents our maximum retention for property and business interruption coverages and our estimated policy limits on risks exposed to casualty losses. These estimates are based on our analysis to date and our examination of known exposures and may need to be increased as more information becomes available. Ceded losses and loss expenses were $232 million in the first nine months 2001 and included loss recoveries of $42 million under the aggregate reinsurance agreement. Following is a summary of earned premiums and combined ratios (losses, loss expenses and underwriting expenses expressed as a percentage of premiums earned) by business segment for the nine months ended September 30, 2001 and 2000 (amounts in thousands).


                                  Net Premiums Earned             GAAP Combined Ratio
                            ----------------------------         ----------------------
                                2001       2000       %Change        2001         2000
                            ----------  -----------   -------    ---------     --------
Specialty                     $275,895    $198,887    38.7%       104.3%         109.4%
Alternative Markets             84,851      62,656    35.4%       106.8%         109.9%
Reinsurance                    167,243     216,190   -22.6%       126.2%         107.1%
Regional                       401,177     382,666     4.8%       104.5%         109.7%
International                  102,036      76,355    33.6%       100.8%         105.6%
Inactive Business              191,188     154,929    23.4%       144.6%         111.2%
                               -------     -------
    Total                   $1,222,390  $1,091,683    12.0%       113.5%         109.1%
                             =========   =========

        The decrease in the specialty combined ratio reflects the impact of pricing actions and other underwriting initiatives, which were offset by losses related to the September 11, 2001 events. The decrease in the alternative markets combined ratio reflects a lower expense ratio as a result of higher premium volume. The increase in the reinsurance combined ratio reflects losses related to the September 11, 2001 events and unfavorable prior year loss development, which were offset by loss recoveries under the aggregate reinsurance agreement. The decrease in the regional combined ratio reflects the impact of pricing actions and other underwriting initiatives. The decrease in the international combined ratio reflects lower losses and expenses for automobile business in Argentina.

        Insurance Services - Insurance services income represents service fees less related costs and expenses for the insurance services business. Insurance service fees increased 17% to $55 million as a result of new accounts and higher revenues on existing accounts, and insurance services income increased 21% to $6 million.

        Investments - The decrease in net investment income of 4% reflects a decrease in the yield on the merger arbitrage account to 4.9% in 2001 from 10.5% in 2000. This was somewhat offset by a higher yield on the fixed income portfolio as a result of changes in asset allocations and an increase in average invested assets.

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

Operating Results for the Third Quarter of 2001 as Compared to the Third Quarter of 2000

        Net loss was $47 million, or $1.63 cents per diluted share, for the third quarter of 2001 compared with net income of $7 million, or 27 cents per diluted share, for the corresponding 2000 period. Following are the components of net income for the third quarters of 2001 and 2000 (amounts in thousands).

                          W. R. Berkley Corporation and Subsidiaries
                MD&A Financial Condition and Results of Operations, Continued

                                             2001                    2000
                                           ---------               ---------
Underwriting loss                          $(113,795)               $(39,559)
Insurance services                             1,741                   2,100
Net investment income                         46,802                  56,513
Interest expense & other                     (15,972)                (13,032)
                                           ---------               ---------
  Pretax income (loss) before realized
    investment gains                         (81,224)                  6,022
Realized investment gains                      7,385                   1,092
Income tax (expense) benefit and
  Minority interest                           26,593                     (22)
                                           ---------               ---------
  Net income (loss)                         $(47,246)                 $7,092
                                           =========               =========

        Gross and net premiums increased by 23.5% and 24.8%, respectively, reflecting price increases and changes in reinsurance costs as discussed above. Underwriting losses increased by $74 million and the combined ratio deteriorated to 126.7% from 110.6% in the earlier-year period, generally for the reasons discussed above. Net investment income decreased by 17%, generally for the reasons discussed above.

Liquidity and Capital Resources

        Cash flow from operating activities (before trading account purchases) increased to $129 million for the first nine months of 2001 from $79 million for the same period in 2000. The increase in cash flow reflects higher collected premiums, which more than offset an increase in paid losses. The cost basis of the investment portfolio (including account receivable from brokers and clearing organizations and securities sold but not yet purchased) was $3,350 million at September 30, 2001 compared with $3,074 million at December 31, 2000. The increase reflects cash flow from operations and the proceeds from the common stock public offering completed in the first quarter of 2001.

        At September 30, 2001, as compared with December 31, 2000, the fixed maturity investment portfolio was as follows: U.S. Government and cash equivalent were 33.1% (31.1% in 2000); state and municipal securities were 19.5% (23.7% in 2000); mortgage-backed securities were 22.5% (21.8% in 2000); corporate securities were 19.7% (18.0% in 2000) and foreign bonds were 5.2% (5.4% in 2000).

        The Company's equity portfolio is comprised of merger arbitrage securities, which are classified as trading account assets, and other equity investments, which are classified as available for sale. Net trading account assets (trading account equity securities plus trading account receivable from brokers and clearing organizations less trading account equity securities sold but not yet purchased) were $460 million as of September 30, 2001 compared with $448 million as of December 31, 2000.

        On March 6, 2001, the Company issued 3,105,000 shares of its common stock in a public offering and received net proceeds of $121 million. In March 2001, the Company repaid $10 million short-term debt that was outstanding since December 31, 2000.

        For the first nine months of 2001, stockholders' equity increased by approximately $129 million to $810 million as a result of the common stock public offering of $121 million and comprehensive income of $11 million. At September 30, 2001 the Company's total capitalization was $1,378 million and the percentage of the Company's capital attributable to long-term debt was 27%, compared with 30% at December 31, 2000.

        On November 6, 2001, the Company issued 3,795,000 shares of its common stock in a public offering and received net proceeds of $194.4 million. Proceeds of the offering will be used to provide additional capital for the Company's insurance subsidiaries and for general corporate purposes.

        For background information concerning discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

        The cost of the Company's investments in Argentine bonds and bank deposits was $129 million at September 30, 2001. The Company seeks to mitigate foreign currency exchange rate risk associated with these investments by maintaining its capital in US dollar denominated securities. Investments in Argentine bonds and bank deposits, including those denominated in US dollars, are subject to risks of changes in general political and economic conditions in Argentina and to possible impairment in value as a result of further deterioration in credit quality of such investments.

        The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations. The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to September 30, 2001, and the overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

        Number
         None

        (b)    Reports on Form 8-K

        During the quarter ended September 30, 2001, the Company filed the following Reports on Form 8-K:

   1. Report filed on July 30, 2001 with respect to a press release announcing results of operations of the company for the second quarter of 2001.

   2. Report filed on September 17, 2001 with respect to a press release announcing the company's estimated losses resulting from the September 11, 2001 events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             W. R. BERKLEY CORPORATION




Date: November 14, 2001                       /s/   WILLIAM R. BERKLEY
                                             ------------------------------
                                             William R. Berkley
                                             Chairman of the Board and
                                             Chief Executive Officer





Date: November 14, 2001                       /s/   EUGENE G. BALLARD
                                             ------------------------------
                                             Eugene G. Ballard
                                             Senior Vice President,
                                             Chief Financial Officer
                                             and Treasurer