Form 10-K
period 2001-12-31
BERKLEY W R CORP
filed 2002-03-28
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

                          Commission file number 0-7849

                            W. R. BERKLEY CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                  22-1867895
   (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                Identification Number)

    165 Mason Street, Greenwich, CT                          06830
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (203) 629-3000

           Securities registered pursuant to Section 12(b) of the Act:
                     Common stock, par value $.20 per share
        Rights to purchase Series A Junior Participating Preferred Stock

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of such stock on the New York Stock Exchange as of March 20, 2002: $1,638,934,635.

Number of shares of common stock, $.20 par value, outstanding as of March 20, 2002: 33,328,607.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2001 Annual Report to Stockholders for the year ended December 31, 2001 are incorporated herein by reference in Part II, and portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, are incorporated herein by reference in Part III.

                            W. R. BERKLEY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                December 31, 2001

                                                                             Page
                                                                             ----
SAFE HARBOR STATEMENT                                                          3

         PART I

ITEM     1.  BUSINESS                                                          4

ITEM     2.  PROPERTIES                                                       24

ITEM     3.  LEGAL PROCEEDINGS                                                24

ITEM     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              25

         PART II

ITEM     5.  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS                                  26

ITEM     6.  SELECTED FINANCIAL DATA FOR THE FIVE YEARS
             ENDED DECEMBER 31, 2001                                          27

ITEM     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    28

ITEM     7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       28

ITEM     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      28

ITEM     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                         28

         PART III

ITEM     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               29

ITEM     11. EXECUTIVE COMPENSATION                                           31

ITEM     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                                            31

ITEM     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   31

         PART IV

ITEM     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K                                          32

                              SAFE HARBOR STATEMENT
                          UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

      This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for the Company's performance for the year 2002 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the increased level of our retention, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment results, exchange rate and political risks, legislative and regulatory developments, changes in the ratings assigned to us by rating agencies, uncertainty as to reinsurance coverage for terrorist acts, availability of dividends from our insurance company subsidiaries, our successful integration of acquired companies or investment in new insurance ventures, our ability to attract and retain qualified employees and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or the Company's actual results for the year 2002 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made.

                                     PART I

ITEM 1. BUSINESS

      W. R. Berkley Corporation, a Delaware corporation, is an insurance holding company which, through its subsidiaries, operates in five segments of the property casualty insurance business: specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); reinsurance; regional property casualty insurance; and international. This structure provides us with the flexibility to respond to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. The holding company structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment and reinsurance management and actuarial, financial and legal staff support.

      Unless otherwise indicated, all references in this Form 10-K to "W. R. Berkley," "we," "us," "our," the "Company" or similar terms refer to W. R. Berkley Corporation together with its subsidiaries.

      Our specialty insurance, alternative markets and reinsurance operations are conducted nationwide. Regional insurance operations are conducted primarily in the Midwest, New England, Southern (excluding Florida) and Mid Atlantic regions of the United States. International operations are conducted in Argentina and the Philippines.

      During 2001, the Company discontinued its regional personal lines and alternative markets reinsurance business. These discontinued businesses, which were previously reported in the regional and reinsurance segments, are now reported collectively as a separate Discontinued Business segment. Segment information for the prior period has been restated to reflect these changes.

      Net premiums written as reported, based on accounting principles generally accepted in the United States of America ("GAAP"), for each of the past five years were as follows:

                                                                      Year Ended December 31,
                                            ---------------------------------------------------------------------------
                                               2001            2000            1999            1998            1997
                                               ----            ----            ----            ----            ----
                                                                      (Amounts in thousands)
Net premiums written:

         Specialty insurance operations     $  527,502      $  285,525      $  260,380      $  253,472      $  219,272
         Alternative markets operations        151,942          98,001          73,089          66,418          57,848
         Reinsurance operations                236,784         276,640         309,180         269,635         206,652
         Regional insurance operations         598,149         499,526         497,041         486,213         467,793
         International operations              150,090         118,981          86,172          75,106          42,079
         Discontinued business                 193,629         227,571         201,857         195,410         183,997
                                            ----------      ----------      ----------      ----------      ----------
                  Total                     $1,858,096      $1,506,244      $1,427,719      $1,346,254      $1,177,641
                                            ==========      ==========      ==========      ==========      ==========

Percentage of net premiums written:

         Specialty insurance operations           28.4%           19.0%           18.2%           18.8%           18.6%
         Alternative markets operations            8.2             6.5             5.1             4.9             4.9
         Reinsurance operations                   12.7            18.4            21.7            20.0            17.6
         Regional insurance operations            32.2            33.1            34.9            36.2            39.7
         International operations                  8.1             7.9             6.0             5.6             3.6
         Discontinued business                    10.4            15.1            14.1            14.5            15.6
                                            ----------      ----------      ----------      ----------      ----------

Total                                            100.0%          100.0%          100.0%          100.0%          100.0%
                                            ==========      ==========      ==========      ==========      ==========

      The following sections briefly describe our insurance segments. All of the domestic insurance subsidiaries have an A.M. Best Company, Inc. ("A.M. Best") rating of "A (Excellent)", other than Admiral Insurance Company, which has a rating of "A+ (Superior)." A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: "Best's Ratings reflect [its] opinion as to the relative financial strength and performance of each insurer in comparison with others, based on [its] analysis of the information provided to [it]. These ratings are not a warranty of an insurer's current or future ability to meet its contractual obligations." A.M. Best reviews its ratings on a periodic basis, and ratings of the Company's subsidiaries are therefore subject to change.

                         SPECIALTY INSURANCE OPERATIONS

      Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus ("E&S") lines, professional liability, commercial transportation and surety markets. The specialty business is conducted through six operating units. The different companies within the segment are divided along the different customer bases and product lines which they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

      Admiral Insurance Company ("Admiral") specializes in E&S coverages, including general liability, professional liability and property. Admiral insures risks requiring specialized treatment not available in the conventional market, with coverage designed to meet the specific needs of the insured. Business is received from wholesale brokers via retail agents, whose clients are the insureds. Admiral operates primarily on a non-admitted basis. Admiral's business is obtained on a nationwide basis from non-exclusive brokers and coverages are provided to a wide variety of customers.

      Nautilus Insurance Company ("Nautilus") insures E&S risks which involve a lower degree of expected severity than those covered by Admiral. Nautilus obtains its business nationwide from non-exclusive general agents, some of which also provide business to Admiral. A substantial portion of Nautilus' business is written on a binding authority basis, subject to certain contractual limitations. Nautilus operates primarily on a non-admitted basis.

      Monitor Liability Managers ("Monitor") is our professional liability underwriting unit. Monitor writes primarily directors' and officers' and lawyers' professional coverages. Monitor also writes management liability and employment practices liability insurance. Its business is developed nationally through a combination of wholesale and retail sources.

      Carolina Casualty Insurance Company ("Carolina") writes liability, physical damage and cargo insurance for the transportation industry, concentrating on long-haul trucking companies. It also writes public transportation insurance for various for-hire risks. Carolina's business is obtained nationwide from agents and brokers.

      Clermont Specialty Managers ("Clermont") writes specialty commercial lines in the New York City metropolitan area. These include package insurance programs for luxury condominium, cooperative and rental apartment buildings and restaurants. It also writes motorcycle coverages in upstate New York. Product distribution is through retail agents and wholesale brokers.

      Monitor Surety Managers ("Surety") writes surety bonds, primarily serving the bonding needs of mid-sized contractors. It operates five regional offices producing business mostly from retail agents specializing in surety.

      The following table sets forth the percentage of direct premiums written by each specialty unit:

                                             Year Ended December 31,
                             ------------------------------------------------------
                              2001        2000        1999        1998        1997
                              ----        ----        ----        ----        ----
      Admiral                 40.7%       39.5%       36.6%       37.7%       37.9%
      Carolina                19.5        10.9        18.1        20.5        18.7
      Nautilus                17.9        24.8        24.7        23.0        24.7
      Monitor                 16.4        17.8        14.2        12.9        12.8
      Clermont                 3.7         4.5         4.2         4.0         4.1
      Surety                   1.8         2.5         2.2         1.9         1.8
                             -----       -----       -----       -----       -----

                  Total      100.0%      100.0%      100.0%      100.0%      100.0%
                             =====       =====       =====       =====       =====

      The following table sets forth the percentages of direct premiums written, by line, by our specialty insurance operations:

                                                                Year Ended December 31,
                                                ------------------------------------------------------
                                                 2001        2000        1999        1998        1997
                                                 ----        ----        ----        ----        ----
      General Liability                          42.4%       40.5%       30.5%       28.2%       34.1%
      Automobile Liability                       15.2        10.6        18.3        19.0        17.7
      Professional Liability                     11.3        14.5        16.5        16.9        14.7
      Fire and Allied Lines                       9.1         9.2         7.7         7.1         7.5
      Directors' and Officers' Liability          6.6         7.0         6.6         7.7         8.1
      Commercial Multi-Peril                      4.4         4.6         3.3         3.1         3.0
      Automobile Physical Damage                  3.8         4.3         6.4         6.1         4.9
      Medical Malpractice                         2.9         3.7         6.0         6.1         4.0
      Surety                                      1.6         2.5         2.1         2.0         1.9
      Inland Marine                               2.0         1.6         1.9         1.8         1.5
      Workers' Compensation                       0.5         0.7         0.6         1.9         2.5
      Other                                       0.2         0.8         0.1         0.1         0.1
                                                -----       -----       -----       -----       -----

                         Total                  100.0%      100.0%      100.0%      100.0%      100.0%
                                                =====       =====       =====       =====       =====

                               ALTERNATIVE MARKETS

      Our alternative markets operations specialize in developing, insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms. Our clients include employers, employer groups, insurers, and alternative markets funds seeking less costly, more efficient ways to manage exposure to risks. In addition to providing insurance, the alternative markets segment also provides a wide variety of fee-based services, including consulting and administrative services.

      Each of our alternative markets operating units is involved in risk management and is organized according to one of the following product areas: insuring excess workers' compensation, or EWC, risks; insuring primary workers' compensation risks; and providing non-risk bearing administrative services nationwide.

      Excess workers' compensation. We market and underwrite EWC insurance and related risk management services, including a full range of consulting services. EWC insurance provides coverage to self-insured employers and employer groups once their losses exceed a specified retention amount. We offer a complete line of products, including specific and aggregate insurance policies, and surety bonds.

      Insurance services. Our alternative markets insurance service operations offer a full range of alternative solutions customized to meet risk financing needs for various structures, such as assigned risk plans, captive insurance companies, government pools, risk retention groups, self-funded plans and specialty insurance company programs.

      Interaction with clients through consulting and other advisory services is central to marketing efforts in the alternative markets. Our services include property casualty and workers' compensation third-party administration, claims adjustment and management, employee benefit consulting, accounting services, insurance and reinsurance risk transfer, loss control and safety consulting, management information systems, regulatory compliance and relations, risk management consulting, alternative markets plan management, statistical analysis, underwriting and rating, and policy issuance.

      Primary workers'compensation. Primary workers' compensation insurance is provided in California and North Carolina. In California, insurance coverage is provided to owner-managed small employers. In North Carolina, coverage is offered primarily to employers moving out of association or individual self-insurance programs.

The following table sets forth the percentages of revenues, by major source of business, of our alternative markets operations:

                                                          Year Ended December 31,
                                         ------------------------------------------------------
                                          2001        2000        1999        1998        1997
                                          ----        ----        ----        ----        ----
      Excess Workers' Compensation        36.5%       41.3%       41.8%       50.0%       56.3%
      Insurance Services                  32.3        35.1        39.1        41.5        43.7
      Primary Workers' Compensation       31.2        23.6        19.1         8.5          --
                                         -----       -----       -----       -----       -----

                          Total          100.0%      100.0%      100.0%      100.0%      100.0%
                                         =====       =====       =====       =====       =====

                             REINSURANCE OPERATIONS

      Our reinsurance operations consist of four operating units, which specialize in underwriting property casualty reinsurance on both a treaty and a facultative basis.

      Treaty. Our Property Casualty Treaty Division is our largest reinsurance unit in terms of personnel and premiums written. This division is committed exclusively to the broker market segment of the treaty reinsurance industry. It functions as a traditional reinsurer in specialty and standard reinsurance lines.

      In 2001, we continued to focus on reinsurance lines of business which are more specialty focused and where knowledge and expertise in a specific area is valued over the capital scale of the reinsurance provider. It is in those situations where we can best utilize our intellectual capital to drive the underwriting process. We also continued redirecting our treaty business toward casualty excess of loss treaties. These changes have allowed and will continue to allow us to have more significant participations and greater influence over the terms and conditions of coverage.

      Facultative. Our Facultative Division specializes in individual certificate and program facultative business. Its highly experienced underwriters seek to offset the underwriting and pricing cycles in the underlying insurance business by developing risk management solutions and through superior risk selection. We develop this business through brokers and on a direct basis where the client does not choose to use an intermediary. The Facultative Division also writes excess and surplus lines through its affiliate, Vela Insurance Services, Inc.

      Fidelity and Surety. Our Fidelity and Surety Division operates as a lead reinsurer in a niche market of the property casualty industry where its highly specialized knowledge and expertise are essential to assess the needs of fidelity and surety primary writers. Business is marketed principally through brokers as well as directly to clients not served by intermediaries. Commencing January 1, 2002, we ceased writing business with exposures to large national risks and will focus primarily on our regional surety reinsurance business.

      Program Business. Our Program Business Division oversees managing general underwriting (MGU) program business, most recently through Berkley Underwriting Partners, LLC.

      The following table sets forth the percentages of gross premiums written, by line, by our reinsurance operations:

                                                             Year Ended December 31,
                                             ------------------------------------------------------
                                              2001        2000        1999        1998        1997
                                              ----        ----        ----        ----        ----
      Treaty:
           Casualty and other                 33.8%       41.3%       41.8%       39.7%       38.7%
           Property and related lines          4.3        11.4        15.1        19.1        16.1
           Professional and specialty          7.9         9.1        10.1         8.4         5.5
           Latin American and Caribbean        0.5         2.0         6.2        11.2        13.8
                                             -----       -----       -----       -----       -----
                   Total Treaty               46.5        63.8        73.2        78.4        74.1
                                             -----       -----       -----       -----       -----
      Facultative:
           Facultative reinsurance            23.9        14.4        12.4        12.8        13.5
           Excess and surplus lines           14.6         5.1         2.5         2.0         1.9
      Fidelity and Surety                      5.9         7.5         7.7         6.8        10.5
      Program Business                         9.1         9.2         4.2          --          --
                                             -----       -----       -----       -----       -----
                          Total              100.0%      100.0%      100.0%      100.0%      100.0%
                                             =====       =====       =====       =====       =====

      The following table sets forth the percentage of gross premiums written, by property versus casualty business, by our reinsurance operations:

                                                Year Ended December 31,
                                ------------------------------------------------------
                                 2001        2000        1999        1998        1997
                                 ----        ----        ----        ----        ----
      Property                    8.4%       14.4%       20.6%       31.4%       32.7%
      Casualty                   91.6        85.6        79.4        68.6        67.3
                                -----       -----       -----       -----       -----

                     Total      100.0%      100.0%      100.0%      100.0%      100.0%
                                =====       =====       =====       =====       =====

                          REGIONAL INSURANCE OPERATIONS

      Our regional subsidiaries provide commercial insurance products to customers primarily in 23 states. Key clients of this segment are small-to-mid-sized businesses and governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of W. R. Berkley. Our regional insurance operations are conducted through four geographic regions based on markets served: Midwest, New England, Southern and Mid Atlantic.

      Our regional insurance subsidiaries primarily sell our insurance products through a network of non-exclusive independent agents who are compensated on a commission basis. Our regional companies underwrite all major commercial lines.

      The following table sets forth the direct premiums written by each region:

                                                 Year Ended December 31,
                                  ------------------------------------------------------
                                   2001        2000        1999        1998        1997
                                   ----        ----        ----        ----        ----
        Midwest                    42.3%       42.9%       45.1%       45.9%       46.3%
        New England                26.7        24.7        21.5        20.3        20.5
        Southern                   15.8        16.4        14.4        14.3        14.8
        Mid Atlantic               15.2        16.0        19.0        19.5        18.4
                                  -----       -----       -----       -----       -----

                     Total        100.0%      100.0%      100.0%      100.0%      100.0%
                                  =====       =====       =====       =====       =====

      The following table sets forth the percentages of direct premiums written, by line, by our regional insurance operations:

                                                 Year Ended December 31,
                                  ------------------------------------------------------
                                   2001        2000        1999        1998        1997
                                   ----        ----        ----        ----        ----
      Commercial Multi-Peril       29.9%       28.9%       28.1%       26.9%       27.0%
      Workers' Compensation        24.3        22.7        22.8        24.2        25.4
      Auto Liability               17.9        18.9        18.7        18.6        17.8
      Auto Physical Damage          8.3         9.0         9.0         8.5         8.0
      General Liability             8.3         8.7         8.7         8.8         8.7
      Fire and Allied Lines         4.3         4.3         4.9         5.2         5.6
      Inland Marine                 3.9         4.1         4.4         4.2         3.9
      Surety                        1.0         1.0         0.9         0.9         0.5
      Ocean Marine                  0.9         1.0         0.9         0.8         0.7
      Other                         1.2         1.4         1.6         1.9         2.4
                                  -----       -----       -----       -----       -----

                   Total          100.0%      100.0%      100.0%      100.0%      100.0%
                                  =====       =====       =====       =====       =====

      The following table sets forth the percentages of direct premiums written, by state, by our regional insurance operations:

      Year Ended December 31,
      -----------------------
                                 2001        2000        1999        1998        1997
                                 ----        ----        ----        ----        ----
      State
      Kansas                      7.9%        5.0%        4.8%        5.0%        5.1%
      Maine                       7.9         8.0         6.8         8.0         9.2
      New Hampshire               7.8         7.2         6.5         6.3         6.6
      Massachusetts               7.2         5.8         4.6         2.9         0.3
      Texas                       6.3         6.0         5.3         5.3         5.6
      Iowa                        5.5         6.5         6.4         6.8         7.4
      Nebraska                    5.4         5.3         5.1         4.8         5.3
      North Carolina              4.9         5.4         6.0         6.1         5.6
      Minnesota                   3.7         4.1         5.5         6.2         5.9
      Vermont                     3.7         3.2         3.0         3.2         3.6
      Colorado                    3.6         4.4         3.7         3.5         3.5
      Missouri                    3.5         3.7         4.4         4.4         4.7
      South Dakota                3.4         2.9         3.0         3.1         3.6
      Virginia                    3.4         3.5         3.6         4.1         4.1
      Wisconsin                   2.9         2.7         3.0         3.0         3.0
      Mississippi                 2.5         3.1         3.1         4.0         4.3
      Pennsylvania                2.4         2.1         3.7         3.3         3.9
      Arkansas                    2.3         2.7         2.2         2.3         2.4
      Illinois                    2.3         2.7         3.0         3.4         3.6
      South Carolina              1.6         2.0         1.9         2.0         1.4
      Tennessee                   1.6         2.0         2.0         1.7         1.2
      Oklahoma                    1.5         1.3         1.0         0.8         0.8
      Idaho                       1.3         1.2         1.5         1.9         1.4
      Other                       7.4         9.2         9.9         7.9         7.5
                                -----       -----       -----       -----       -----

               Total            100.0%      100.0%      100.0%      100.0%      100.0%
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

      International operations are conducted in Argentina and the Philippines. In Argentina, we offer commercial and personal property casualty insurance. Our Argentine business has also issued both universal life insurance and long duration contracts that, because of recent economic developments in Argentina, are subject to greater investment, political and economic risks (See "Certain Factors That May Affect Future Results.") In the Philippines, we provide savings and life products to customers, including endowment policies to pre-fund education costs and retirement income.

      The following table set forth the percentages of direct premiums for our international operations:

                                                            Year Ended December 31,
                                           ------------------------------------------------------
                                            2001        2000        1999        1998        1997
                                            ----        ----        ----        ----        ----
      Property casualty                     77.9%       72.3%       72.3%       85.5%       96.3%
      Life                                  12.4        14.7        16.5        10.9         3.7
                                           -----       -----       -----       -----       -----
               Total Argentina              90.3        87.0        88.8        96.4       100.0

      Philippines - Life                     9.7        13.0        11.2         3.6          --
                                           -----       -----       -----       -----       -----

                          Total            100.0%      100.0%      100.0%      100.0%      100.0%
                                           =====       =====       =====       =====       =====

                              DISCONTINUED BUSINESS

      In the third quarter of 2001, the Company discontinued its personal lines business, both homeowners and private passenger automobile, and the alternative markets division of its reinsurance segment, by not renewing existing policies or treaties and ceasing to write new business.

      The following table set forth the percentages of premiums for our inactive business:

                                                            Year Ended December 31,
                                           ------------------------------------------------------
                                            2001        2000        1999        1998        1997
                                            ----        ----        ----        ----        ----
      Personal lines                        61.8%       61.8%       74.3%       77.7%       82.6%
      Alternative markets
        reinsurance                         38.2        38.2        25.7        22.3        17.4
                                           -----       -----       -----       -----       -----

                          Total            100.0%      100.0%      100.0%      100.0%      100.0%
                                           =====       =====       =====       =====       =====

                               RECENT DEVELOPMENTS

      Effective January 1, 2002, the Company entered into quota share reinsurance contracts with MAP Capital Limited, a Lloyd's corporate member, and two Lloyd's syndicates managed by Kiln plc. MAP Capital Limited and the Lloyd's syndicates are expected to underwrite, on a worldwide basis, a broad range of mainly short-tail classes of business.

      The Company recently announced the formation of Berkley Medical Excess Underwriters, LLC and Berkley Capital Underwriters, LLC. Berkley Medical Excess Underwriters will offer excess coverage for healthcare providers that are either self-insured or maintain their own captive facilities and reinsurance coverage for primary insurance companies that provide medical malpractice coverage to physicians and other commercial healthcare providers. Berkley Capital Underwriters will offer a proportional form of reinsurance for both domestic and international insurance operations with a strong emphasis on commercial and specialty casualty lines of insurance. Berkley Capital Underwriters will complement the Company's existing treaty operation, Signet Star Re, LLC, which primarily offers excess of loss treaty protection.

   Results by Industry Segment

      Summary financial information about our operating segments is presented on a GAAP basis in the following table (all amounts include realized capital gains and losses):

                                                             Year Ended December 31,
                                      ----------------------------------------------------------------------
                                         2001           2000           1999           1998           1997
                                         ----           ----           ----           ----           ----
                                                              (Amounts in thousands)
Specialty Insurance

Total revenues                        $ 440,650      $ 324,859      $ 309,068      $ 311,955      $ 284,321
Income before income taxes               28,806         31,836         39,261         85,889         68,088

Alternative Markets

Total revenues                          234,121        189,795        169,221        162,682        151,848
Income before income taxes               32,971         35,315         20,593         34,241         31,969

Reinsurance

Total revenues                          281,490        349,164        341,940        297,144        242,086
Income (loss) before income taxes       (54,502)        27,760         14,091         33,858         42,193

Regional Insurance

Total revenues                          614,924        565,327        541,368        526,099        487,098
Income (loss) before income taxes        44,403          8,761        (78,895)        (3,736)        57,995

International

Total revenues                          137,683        118,234         93,878         80,287         45,360
Income (loss) before income taxes        (6,082)         6,853          3,535         (7,017)        (3,566)

Discontinued business

Total revenues                          232,403        232,392        213,816        199,673        180,929
Loss before income taxes               (133,480)        (9,936)       (14,141)       (18,528)        (7,607)

      The table below represents summary underwriting ratios, on a GAAP accounting basis for our insurance companies and the insurance industry. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

                                                     Year Ended December 31,
                                    -------------------------------------------------------
                                     2001        2000        1999        1998        1997
                                     ----        ----        ----        ----        ----
Specialty Insurance Operations
Loss ratio                           71.4%       73.2%       68.0%       61.9%       62.8%
Expense ratio                        31.1        33.6        35.2        31.5        35.8
                                    -----       -----       -----       -----       -----
Combined ratio                      102.5%      106.8%      103.2%       93.4%       98.6%
                                    =====       =====       =====       =====       =====

Alternative Markets Operations
Loss ratio                           76.5%       70.2%       65.8%       61.4%       61.4%
Expense ratio                        32.9        38.7        41.5        43.4        39.2
                                    -----       -----       -----       -----       -----
Combined ratio                      109.4%      108.9%      107.3%      104.8%      100.6%
                                    =====       =====       =====       =====       =====

Reinsurance Operations
Loss ratio                          104.4%       73.2%       76.0%       74.3%       69.2%
Expense ratio                        36.8        33.2        33.4        31.6        31.7
                                    -----       -----       -----       -----       -----
Combined ratio                      141.2%      106.4%      109.4%      105.9%      100.9%
                                    =====       =====       =====       =====       =====

Regional Insurance Operations
Loss ratio                           67.2%       75.5%       87.1%       76.4%       64.5%
Expense ratio                        35.0        35.1        37.5        36.7        35.1
                                    -----       -----       -----       -----       -----
Combined ratio                      102.2%      110.6%      124.6%      113.1%       99.6%
                                    =====       =====       =====       =====       =====

International Operations
Loss ratio                           61.4%       62.1%       55.4%       59.7%       59.8%
Expense ratio                        40.6        41.7        47.5        59.9        62.6
                                    -----       -----       -----       -----       -----
Combined ratio                      102.0%      103.8%      102.9%      119.6%      122.4%
                                    =====       =====       =====       =====       =====

Discontinued Business
Loss ratio                          131.4%       75.9%       77.0%       76.0%       73.3%
Expense ratio                        33.0        32.8        34.0        37.4        35.2
                                    -----       -----       -----       -----       -----
Combined ratio                      164.4%      108.7%      111.0%      113.4%      108.5%
                                    =====       =====       =====       =====       =====

Total
Loss ratio                           82.1%       73.4%       76.8%       71.6%       66.1%
Expense ratio                        34.4        34.8        36.5        36.5        35.8
                                    -----       -----       -----       -----       -----
Combined ratio                      116.5%      108.2%      113.3%      108.1%      101.9%
                                    =====       =====       =====       =====       =====

Investments

      Investment results before income tax effects were as follows:

                                                                Year Ended December 31,
                                    ------------------------------------------------------------------------------
                                        2001             2000             1999             1998            1997
                                        ----             ----             ----             ----            ----
                                                                 (Amounts in thousands)
Average investments, at cost        $ 3,271,583       $3,032,281      $ 3,045,391       $2,996,707      $2,873,730
                                    ===========       ==========      ===========       ==========      ==========
Investment income,
    before expenses                 $   206,656       $  219,955      $   198,556       $  206,065      $  205,812
                                    ===========       ==========      ===========       ==========      ==========
Percent earned on
    average investments                     6.3%             7.3%             6.5%             6.9%            7.2%
                                    ===========       ==========      ===========       ==========      ==========

Realized gains (losses)             $   (11,494)      $    8,364      $    (6,064)      $   25,400      $   13,186
                                    ===========       ==========      ===========       ==========      ==========

Change in unrealized investment
    gains (losses) (1)              $    19,783       $  117,637      $  (173,084)      $   22,147      $   66,306
                                    ===========       ==========      ===========       ==========      ==========

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

                                    2001        2000        1999        1998        1997
                                    ----        ----        ----        ----        ----
1 year or less                       3.2%        3.5%        3.0%        1.7%        4.4%
Over 1 year through 5 years         20.5        22.1        16.4        16.0        26.4
Over 5 years through 10 years       23.2        21.8        26.0        24.4        19.1
Over 10 years                       26.2        27.7        34.6        37.2        29.2
Mortgage-backed securities          26.9        24.9        20.0        20.7        20.9
                                   -----       -----       -----       -----       -----
             Total                 100.0%      100.0%      100.0%      100.0%      100.0%
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

      While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to fluctuation. In particular, high levels of jury verdicts against insurers, as well as judicial decisions which "re-formulate" policies to expand coverage to include previously unforeseen theories of liability, e.g., those regarding pollution, other environmental exposures or man-made catastrophes, have produced unanticipated claims and increased the difficulty of estimating the loss and loss adjustment expense reserves.

      We discount our liabilities for excess workers' compensation business and the workers' compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company's loss payout experience and is supplemented with data compiled from insurance companies writing similar business. The liabilities for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve for non-proportional business, and at the statutory rate for proportional business. The discount rates range from 4.3% to 6.5% with a weighted average rate of 5.5%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $243,000,000, $223,000,000 and $196,000,000 at
December 31, 2001, 2000 and 1999, respectively.

      To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. Environmental claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

      Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $24,794,000 and $29,422,000 at December 31, 2001 and 2000, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $43,405,000 and $57,167,000 at December 31, 2001 and 2000, respectively. Net incurred losses and loss expenses (recoveries) for reported asbestos and environmental claims were approximately ($4,503,000), $1,602,000 and $1,371,000 in 2001, 2000 and 1999, respectively. Net paid losses and loss expenses (receivables) for reported asbestos and environmental claims were approximately $125,000, $3,123,000 and $3,819,000 in 2001, 2000 and 1999, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

      The following table sets forth the components of our gross loss reserves and net provision for losses and loss expense (amounts in thousands):

                                                    2001           2000           1999
                                                    ----           ----           ----
Gross Reserves:
      Property casualty                          $2,763,850     $2,475,805     $2,340,890
      Life                                           53,832         58,112         20,348
                                                 ----------     ----------     ----------
                    Total                        $2,817,682     $2,533,917     $2,361,238
                                                 ==========     ==========     ==========

Net provision for losses and loss expense:
      Property casualty                          $1,360,683     $1,072,632     $1,070,913
      Life                                           19,817         21,779         14,913
                                                 ----------     ----------     ----------
                    Total                        $1,380,500     $1,094,411     $1,085,826
                                                 ==========     ==========     ==========

      The table below provides a reconciliation of the beginning and ending property casualty reserves, on a gross of reinsurance basis (amounts in thousands)(1):

                                                          2001           2000           1999
                                                          ----           ----           ----
      Net reserves at beginning of year                $1,818,049     $1,723,865     $1,583,304
                                                       ----------     ----------     ----------
      Net provision for losses and loss expenses:
        Claims occurring during the current year        1,140,622      1,047,060      1,032,089
        Increase in estimates for claims occurring
             in prior years                               211,344         14,042         28,351
        Net decrease in discount for prior years            8,717         11,530         10,473
                                                       ----------     ----------     ----------
                                                        1,360,683      1,072,632      1,070,913
                                                       ----------     ----------     ----------
      Net payments for claims:
        Current year                                      443,802        394,401        433,942
        Prior years                                       701,637        584,047        496,410
                                                       ----------     ----------     ----------
                                                        1,145,439        978,448        930,352
                                                       ----------     ----------     ----------
      Net reserves at end of year                       2,033,293      1,818,049      1,723,865
      Ceded reserves at end of year                       730,557        657,756        617,025
                                                       ----------     ----------     ----------
      Gross reserves at end of year                    $2,763,850     $2,475,805     $2,340,890
                                                       ==========     ==========     ==========

      A reconciliation, as of December 31, 2001, between the reserves reported in the accompanying consolidated financial statements which have been prepared in accordance with GAAP and those reported on the basis of statutory accounting principles ("SAP") is as follows (amounts in thousands):

      Net reserves reported on a SAP basis              $ 2,031,705
      Additions (deductions) to statutory reserves:
        International property & casualty reserves           30,753
        Loss reserve discounting (2)                        (32,561)
        Outstanding drafts reclassified as reserves           3,396
                                                        -----------
      Net reserves reported on a GAAP basis               2,033,293
        Ceded reserves reclassified as assets               730,557
                                                        -----------
      Gross reserves reported on a GAAP basis           $ 2,763,850
                                                        ===========

(1) Claims occurring during the current year is net of discount of $24,781,000, $39,990,000 and $22,923,754 for the years ended December 31,
      2001, 2000 and 1999, respectively.
(2) For statutory purposes, we use a discount rate of 4.3% as permitted by the Department of Insurance of the State of Delaware.

      The following table presents the development of net reserves for 1991 through 2001. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

      The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1991 reserves have developed a $140 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a "run off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1991 is reserved for $2,000 as of December 31, 1991. Assuming this claim was settled for $2,300 in 2001, the $300 deficiency would appear as a deficiency in each year from 1991 through 2000.

                                                                      (Amounts in millions)
Year Ended December 31,        1991    1992     1993     1994      1995      1996     1997       1998       1999      2000     2001
-----------------------        ----    ----     ----     ----      ----      ----     ----       ----       ----      ----     ----
Discounted net reserves for
 losses and loss expenses      $680    $710    $  783   $  895    $1,209    $1,333   $1,433    $ 1,583     $1,724    $1,818   $2,033

Reserve discounting              --      --        --       --       152       172      190        187        196       223      243
                               ----    ----    ------   ------    ------    ------   ------    -------     ------    ------   ------
Undiscounted net reserve        680     710       783      895     1,361     1,505    1,623      1,770      1,920     2,041    2,276

Net Re-estimated as of:
One year later                  676     704       776      885     1,346     1,481    1,580      1,798      1,934     2,252
Two years later                 659     694       755      872     1,305     1,406    1,566      1,735      2,082
Three years later               650     665       744      833     1,236     1,356    1,446      1,805
Four years later                637     655       708      789     1,195     1,239    1,463
Five years later                631     630       672      764     1,112     1,248
Six years later                 609     600       649      706     1,118
Seven years later               585     579       599      712
Eight years later               568     541       605
Nine years later                534     547
Ten years later                 540

Cumulative redundancy
  (deficiency) undiscounted    $140    $163    $  178   $  183    $  243    $  257   $  160    $   (35)    $ (162)   $ (211)      --
                               ====    ====    ======   ======    ======    ======   ======    =======     ======    ======   ======

Cumulative amount of
  net liability paid
  through:
One year later                 $160    $169    $  186   $  221    $  265    $  332   $  365        496        584       702
Two years later                 264     275       221      355       434       523      574        795      1,011
Three years later               332     306       291      445       550       635      737      1,032
Four years later                346     344       334      501       616       714      852
Five years later                371     362       363      528       655       782
Six years later                 384     375       373      543       701
Seven years later               394     376       373      577
Eight years later               392     370       393
Nine years later                383     384
Ten years later                 395

Discounted net reserves                           783      895     1,209     1,333     1,433      1,583     1,724     1,818    2,033
Ceded Reserves                                  1,233    1,176       451       450       477        538       617       658      731
                                               ------   ------    ------    ------    ------    -------    ------    ------   ------
Discounted gross reserves                       2,016    2,071     1,660     1,783     1,910      2,121     2,341     2,476    2,764
Reserve discounting                                --       --       192       216       241        248       250       286      324
                                               ------   ------    ------    ------    ------     ------    ------    ------   ------
Gross reserve                                  $2,016   $2,071    $1,852    $1,999    $2,151     $2,369    $2,591    $2,762   $3,088
                                               ======   ======    ======    ======    ======     ======    ======    ======   ======

Gross Re-estimated as of:
  One year later                                2,010    2,043     1,827     1,965     2,132      2,390     2,653     2,827
  Two years later                               1,966    2,026     1,789     1,959     2,096      2,389     2,556
  Three years later                             1,955    1,983     1,754     1,909     2,010      2,218
  Four years later                              1,913    1,951     1,733     1,823     1,871
  Five years later                              1,855    1,928     1,681     1,739
  Six years later                               1,815    1,899     1,630
  Seven years later                             1,788    1,858
  Eight years later                             1,757
Gross cumulative redundancy
(deficiency) undiscounted                      $  259   $  213    $  222    $  260    $  280     $  151    $   35    $  (65)
                                               ======   ======    ======    ======    ======     ======    ======    ======

Reinsurance

      We follow the customary industry practice of reinsuring a portion of our exposures and paying to reinsurers a part of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of "A (Excellent)" or better with $250 million in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of "A-(Excellent)" or better with $150 million in policyholder surplus. As a result of the attacks of September 11, many reinsurers have significantly changed their underwriting guidelines, and limit or no longer provide terrorism coverage. See "Management's Discussion and Analysis of Financial Condition and Result of Operations" and Note 9 of "Notes to Consolidated Financial Statements."

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

      Various state and federal organizations, including Congressional committees and the National Association of Insurance Commissioners ("NAIC"), have been conducting reviews into various aspects of the insurance business. The NAIC codified statutory accounting practices for certain insurance enterprises effective January 1, 2001. No assurance can be given that future legislative or regulatory changes resulting from such activity will not adversely affect our insurance subsidiaries.

      The NAIC utilizes a Risk Based Capital (RBC) formula which is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized control level RBC as of December 31, 2001.

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

      Competition for the reinsurance business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Employers Reinsurance, Berkshire Hathaway, and American Reinsurance, which collectively comprise a majority of the property casualty reinsurance market in the United States.

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

Employees

      As of March 8, 2002, we employed 4,244 persons. Of this number, our subsidiaries employed 4,194 persons, of whom 2,175 were executive and administrative personnel and 2,069 were clerical personnel. We employed the remaining 50 persons at the parent company and in investment operations, of whom 38 were executive and administrative personnel and 12 were clerical personnel.

Other Information about the Company's business

      We maintain an interest in the acquisition or start up of complementary businesses and continue to evaluate possible acquisitions and new ventures on an ongoing basis. In addition, the insurance subsidiaries develop new coverages or lines of business to meet the needs of insureds.

      Seasonal weather variations and other events affect the severity and frequency of losses sustained by the insurance and reinsurance subsidiaries. Although the effect on our business of such catastrophes as tornadoes, hurricanes, hailstorms, earthquakes and terrorist acts may be mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.

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

OUR RESULTS MAY FLUCTUATE AS A RESULT OF MANY FACTORS, INCLUDING CYCLICAL CHANGES IN THE INSURANCE AND REINSURANCE INDUSTRY.

      The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is directly related to available capacity. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact policy rates. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known, as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.

OUR ACTUAL CLAIMS LOSSES MAY EXCEED OUR RESERVES FOR CLAIMS, WHICH MAY REQUIRE US TO ESTABLISH ADDITIONAL RESERVES.

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

      The risk of the occurrence of such events is especially present in our specialty and reinsurance businesses as well as our discontinued alternative markets reinsurance business. Many of these items are not directly quantifiable in advance. In some areas of our business, the level of reserves we establish is dependent in part upon the actions of third parties that are beyond our control. In our reinsurance and excess workers' compensation businesses, we may not establish sufficient reserves if third parties do not give us advance notice or provide us with appropriate information regarding certain matters. Additionally, there may be a significant delay between the occurrence of the insured event and the time it is reported to us.

      The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where the various considerations affecting these types of claims are subject to change and long periods of time may elapse before a definitive determination of liability is made. For example, there are greater uncertainties involved with establishing reserves relating to the World Trade Center attack, the Enron bankruptcy and asbestos and environmental claims. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, we cannot assure you that our current reserves will prove adequate in light of subsequent events. Should we need to increase our reserves, our net income for the period will decrease by a corresponding amount.

OUR EARNINGS COULD BE MORE VOLATILE, ESPECIALLY SINCE WE HAVE INCREASED AND MAY FURTHER INCREASE OUR LEVEL OF RETENTION IN OUR BUSINESS.

      We increased our retention levels in 2000 and 2001 due to changes in market conditions and the pricing environment. We purchased less reinsurance, the process by which we transfer, or cede, part of the risk we have assumed to a reinsurance company, thereby retaining more risk. We may further increase our retention levels in the future. As a result, our earnings could be more volatile and increased severities are more likely to have a material adverse effect on our results of operations and financial condition. A significant change in our retention levels could also cause our historical financial results, including compound annual growth rates, to be inaccurate indicators of our future performance on a segment or consolidated basis.

AS A PROPERTY CASUALTY INSURER, WE FACE LOSSES FROM NATURAL AND MAN-MADE CATASTROPHES.

      Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, as well as terrorist activities. The incidence and severity of catastrophes are inherently unpredictable. For example, during the five years ended December 31, 2001, our losses from natural and man-made catastrophes ranged from $33 million to $96 million. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce unforeseen losses and have a material adverse effect on our results of operations and financial condition.

WE FACE SIGNIFICANT COMPETITIVE PRESSURES IN OUR BUSINESSES, WHICH MAY REDUCE PREMIUM RATES AND PREVENT US FROM PRICING OUR PRODUCTS AT ATTRACTIVE RATES.

      We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Competition in our businesses is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written.

      Some of our competitors, particularly in the reinsurance business, have greater financial and marketing resources than we do. These competitors within the reinsurance segment include Employers Reinsurance, Berkshire Hathaway and American Reinsurance, which collectively comprise a majority of the property casualty reinsurance market. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers.

      A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

            - an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

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

            - programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative markets types of coverage; and

            - changing practices caused by the Internet, which may lead to greater competition in the insurance business.

      New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and thereby adversely affect our underwriting results.

IF MARKET CONDITIONS CAUSE REINSURANCE TO BE MORE COSTLY OR UNAVAILABLE, WE MAY BE REQUIRED TO BEAR INCREASED RISKS OR REDUCE THE LEVEL OF OUR UNDERWRITING COMMITMENTS.

      As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries, especially catastrophe risks. We also purchase reinsurance on risks underwritten by others which we reinsure. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks. As a result of the attacks of September 11, 2001 and reinsurance market conditions, we anticipate further price increases for reinsurance we purchase beginning in 2002.

WE, AS A PRIMARY INSURER, MAY NOT BE ABLE TO OBTAIN REINSURANCE COVERAGE FOR TERRORIST ACTS.

      It is difficult to determine the full impact of the attacks of September 11, 2001 on coverage terms with respect to future acts of terrorism both on the primary and reinsurance levels. To the extent that reinsurers are able to and do exclude coverage for terrorist acts or price such coverage at a rate at which it is not practical for primary insurers to obtain such coverage, primary insurers might not be able to likewise exclude terrorist acts because of regulatory constraints. If this does occur, we, in our capacity as a primary insurer, would not have certain reinsurance protection and would be exposed for potential losses as a result of any terrorist acts.

WE CANNOT GUARANTEE THAT OUR REINSURERS WILL PAY IN A TIMELY FASHION, IF AT ALL, AND, AS A RESULT, WE COULD EXPERIENCE LOSSES.

      We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. The attacks of September 11, 2001 may affect the financial resources of some of our reinsurers.

WE INVEST SOME OF OUR ASSETS IN ALTERNATIVE INVESTMENTS, WHICH IS SUBJECT TO CERTAIN RISKS.

      We invest a portion of our investment portfolio in alternative investments which is primarily merger arbitrage. As of December 31, 2001, our investment in merger arbitrage securities represented approximately 13% of our total investment portfolio. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. While our merger arbitrage positions are generally hedged against market declines, these equity investments are exposed primarily to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks. As a result of the reduced activity in the merger and acquisitions area, we may not be able achieve the returns that we have enjoyed in the past. Alternative investments also include investments in high-yield bonds and real estate investment trusts.

A SIGNIFICANT AMOUNT OF OUR ASSETS IS INVESTED IN FIXED INCOME SECURITIES AND IS SUBJECT TO MARKET FLUCTUATIONS.

      Our investment portfolio consists substantially of fixed income securities. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. With respect to our investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Because substantially all of our fixed income securities are classified as available for sale, changes in the market value of our securities are reflected in our balance sheet. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations affect the value of our investments and could adversely affect our results of operations and financial condition.

OUR OPERATIONS IN ARGENTINA AND THE PHILIPPINES EXPOSE US TO INVESTMENT, POLITICAL AND ECONOMIC RISKS.

      Our operations in Argentina and the Philippines expose us to investment, political and economic risks, including foreign currency and credit risk. Changes in the exchange rate between the U.S. dollar and either the Argentine or Philippine peso could have an adverse effect on our results of operations and financial condition. During 2001, Argentina experienced substantial political and economic problems, including high unemployment, increasing fiscal deficits and declining central bank reserves. The government responded to these problems by converting certain public bonds into guaranteed loans with longer maturities and lower interest rates, abandoning the fixed dollar-to-peso exchange rate and imposing various currency restrictions. It is likely that there will be further changes to Argentine economic and monetary policies in 2002. These changes may result in further impairment in value of Argentine bonds, a decline in investment income as a result of lower interest on bonds, and the surrender of all or substantially all life insurance policies-in-force.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, WHICH INCREASES OUR COSTS AND COULD RESTRICT THE CONDUCT OF OUR BUSINESS.

      We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This system of regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

            - standards of solvency, including risk-based capital measurements;

            - restrictions on the nature, quality and concentration of investments;

            -     requiring certain methods of accounting;

            - requiring reserves for unearned premium, losses and other purposes; and

            - potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

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

      We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. Also, changes in the level of regulation of the insurance industry, whether federal, state or foreign, or changes in laws or regulations themselves or interpretations by regulatory authorities, restrict the conduct of our business. The growing number of insolvencies in the insurance industry increases the possibility that we will be assessed pursuant to various state guaranty fund requirements. We cannot predict the outcome of proposed federal legislation on insurance coverage for terrorism, including the possibility that we may be required to contribute to a pool based on certain criteria, and the legal and financial effects that such legislation might have on us and the property casualty industry.

WE ARE RATED BY A.M. BEST AND STANDARD & POOR'S, AND A DECLINE IN THESE RATINGS COULD AFFECT OUR STANDING IN THE INSURANCE INDUSTRY AND CAUSE OUR SALES AND EARNINGS TO DECREASE.

      Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated by A.M. Best, and certain of our insurance company subsidiaries are rated for their claims-paying ability by Standard & Poor's Corporation, or Standard & Poor's. A.M. Best and Standard & Poor's ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and Standard & Poor's, and we cannot assure you that we will be able to retain those ratings. Our A.M. Best rating is A+ (Superior) for Admiral Insurance Company and A (Excellent) for our other insurance companies rated by A. M. Best. The Standard & Poor's financial strengthen rating for our insurance subsidiaries is A+/negative. If our ratings are reduced from their current levels by A.M. Best and/or Standard & Poor's, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

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

WE MAY NOT FIND SUITABLE ACQUISITION CANDIDATES OR NEW INSURANCE VENTURES AND EVEN IF WE DO, WE MAY NOT SUCCESSFULLY INTEGRATE ANY SUCH ACQUIRED COMPANIES OR SUCCESSFULLY INVEST IN SUCH VENTURES.

      As part of our present strategy, we continue to evaluate possible acquisition transactions and the start-up of complementary businesses on an ongoing basis, and at any given time, we may be engaged in discussions with respect to possible acquisitions and new ventures. We cannot assure you that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or ventures will be successful. The process of integrating any companies we do acquire or investing in new ventures may have a material adverse effect on our results of operations and financial condition.

WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES.

      We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate, and be unable to expand our operations into new markets.

ITEM 2. PROPERTIES

      W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2001, the Company had aggregate office space of 1,157,569 square feet, of which 843,149 was owned and 314,420 was leased.

      Rental expense was approximately $18,021,000, $16,580,000 and $16,109,000 for 2001, 2000 and 1999, respectively. Future minimum lease payments (without provision for sublease income) are $14,979,000 in 2001; $11,569,000 in 2003; $7,953,000 in 2004; $5,962,000 in 2005; and $16,324,000 thereafter.

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

      At present, neither W. R. Berkley nor any of its subsidiaries is engaged in litigation known to us which is expected to have a material adverse effect upon our business. As is common with property casualty insurance companies, our subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance and reinsurance business. The Company has arbitration pending pertaining to a surety reinsurance contract coverage issue where it is the reinsurer. The proceeding is in the initial stages, and the Company believes it has meritorious defenses with respect to this issue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2001 to a vote of holders of the Company's Common Stock.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Our Common Stock is traded on the New York Stock Exchange under the symbol "BER". The following table sets forth the high and low sale prices for the indicated periods, as reported on the Nasdaq Stock Market's National Market through May 8, 2001 and the New York Stock Exchange from May 9, 2001, and the quarterly cash dividends paid per share of our common stock during the periods indicated.

                                                                      Common
                                                Price Range       Dividends Paid
                                                -----------       --------------
                                              High         Low       Per Share
                                              ----         ---       ---------
      2001:
      Fourth Quarter                         $58.40      $46.53      $.13 cash
      Third Quarter                           49.60       38.10      $.13 cash
      Second Quarter                          45.38       36.90      $.13 cash
      First Quarter                           48.75       34.94      $.13 cash

      2000:
      Fourth Quarter                         $47.63      $30.75      $.13 cash
      Third Quarter                           35.23       18.38      $.13 cash
      Second Quarter                          23.19       18.13      $.13 cash
      First Quarter                           23.48       14.00      $.13 cash

      The closing price of the Common Stock on March 20, 2002, as reported on the New York Stock Exchange, was $56.08 per share. The approximate number of record holders of the Common Stock on March 20, 2002 was 624.

ITEM 6. SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 2001

                                                                          Year Ended December 31,
                                              -------------------------------------------------------------------------------
                                                  2001             2000             1999             1998             1997
                                                  ----             ----             ----             ----             ----
                                                               (Amounts in thousands, except per share data)
Net premiums written                          $ 1,858,096      $ 1,506,244      $ 1,427,719      $ 1,346,254      $ 1,177,641
Net premiums earned                             1,680,469        1,491,014        1,414,384        1,278,399        1,111,747
Net investment income                             195,021          210,448          190,316          202,420          199,588
Service fees                                       75,771           68,049           72,344           70,727           71,456
Realized investment gains (losses)                (11,494)           8,364           (6,064)          25,400           13,186
Total revenues                                  1,941,797        1,781,287        1,673,668        1,582,517        1,400,310
Interest expense                                   45,719           47,596           50,801           48,819           48,869
Income (loss) before federal and foreign
  income taxes                                   (151,394)          40,851          (79,248)          62,781          129,241
Federal and foreign income tax (expense)
    Benefit                                        56,661           (2,451)          45,766           (5,465)         (30,668)
Minority interest                                   3,187           (2,162)            (566)           1,444              474
Preferred dividends                                    --               --             (497)          (7,548)          (7,828)
Net income (loss) before change in
    accounting and extraordinary
    gain(loss)                                    (91,546)          36,238          (34,545)          51,212           91,219
Cumulative effect of change in accounting              --               --           (3,250)              --               --
Extraordinary gain (loss)                              --               --              735           (5,017)              --
Net income (loss) attributable to
  common stockholders                             (91,546)          36,238          (37,060)          46,195           91,219
Data per common share:
  Basic:
    Net income (loss) before change in
     accounting and extraordinary item              (3.14)            1.41            (1.35)            1.82             3.09
    Net income (loss)                               (3.14)            1.41            (1.44)            1.64             3.09
  Diluted:
    Net income (loss) before change in
     accounting and extraordinary income            (3.14)            1.39            (1.35)            1.76             3.02
    Net income (loss)                               (3.14)            1.39            (1.44)            1.59             3.02
  Stockholders' equity                              28.03            26.54            23.10            28.80            28.72
  Cash dividends declared                     $       .52      $       .52      $       .52      $       .48      $       .42
Weighted average shares outstanding:
      Basic                                        29,139           25,632           25,823           28,194           29,503
      Diluted                                      30,555           25,991           25,927           29,115           30,185
Investments (1)                               $ 3,598,053      $ 3,111,602      $ 2,975,929      $ 3,233,458      $ 3,106,900
Total assets                                    5,633,509        5,022,070        4,784,791        4,983,431        4,544,318
Reserves for losses
  and loss expenses                             2,817,682        2,533,917        2,361,238        2,126,566        1,909,688
Long-term debt                                    370,554          370,158          394,792          394,444          390,415
Trust preferred securities                        198,210          198,169          198,126          207,988          207,944
Stockholders' equity                              931,595          680,896          591,778          861,281          947,292

(1) Including trading account receivable from brokers and clearing organizations and trading account securities sold but not yet purchased.

(2) ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 22 through 29 of the registrant's 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Reference is made to the information under "Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 27 and 28 of the registrant's 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the registrant are contained on pages 30 through 46 of registrant's 2001 Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information is provided as to the directors and executive officers of the Company as of March 20, 2002:

       Name                Age                Position
       ----                ---                --------
William R. Berkley          56     Chairman of the Board, Chief Executive Officer, President
                                   and Chief Operating Officer
Eugene G. Ballard           49     Senior Vice President - Chief Financial Officer and Treasurer
William R. Berkley, Jr.     29     Senior Vice President, Director
Robert P. Cole              51     Senior Vice President - Regional Operations
Paul J. Hancock             40     Senior Vice President - Chief Corporate Actuary
Robert C. Hewitt            41     Senior Vice President - Risk Management
H. Raymond Lankford         59     Senior Vice President - Alternative Markets Operations
Ira S. Lederman             48     Senior Vice President - General Counsel and Corporate
                                   Secretary
Michael E. Lombardozzi      40     Senior Vice President - Planning and Operations
James W. McCleary           55     Senior Vice President - Reinsurance Operations
James G. Shiel              42     Senior Vice President - Investments
Edward A. Thomas            53     Senior Vice President - Specialty Operations
Clement P. Patafio          37     Vice President - Corporate Controller
Ronald E. Blaylock          42     Director
Mark E. Brockbank           49     Director
George G. Daly              61     Director
Robert B. Hodes             76     Director
Richard G. Merrill          71     Director
Jack H. Nusbaum             61     Director
Mark L. Shapiro             57     Director

      As permitted by Delaware law, the Board of Directors of the Company is divided into three classes, the classes being divided as equally as possible and each class having a term of three years. Directors generally serve until their respective successors are elected at the annual meeting of stockholders which ends their term. None of the Company's directors has any family relationship with any other director or executive officer, except William R. Berkley, Jr. is the son of William R. Berkley. Each year the term of office of one class expires. In May 2001, the term of a class consisting of three directors expired. William R. Berkley, Jr., Ronald E. Blaylock and Mark E. Brockbank were elected as directors to hold office for a term of three years until the Annual Meeting of Stockholders in 2004 and until their successors are duly elected and qualify. Henry Kaufman and Martin Stone, directors whose terms expired in 2001, did not stand for re-election.

      William R. Berkley has been Chairman of the Board and Chief Executive Officer of the Company since its formation in 1967. He also currently serves as President and Chief Operating Officer, a position which he has held since March 1, 2000 and has held at various times from 1967 to 1995. He also serves as Chairman of the Board or director of a number of public and private companies. These include Associated Community Bancorp, Inc. and its subsidiaries; The Greenwich Bank & Trust Company and Westport National Bank; Strategic Distribution, Inc.; and Interlaken Capital, Inc. His current term as a director expires in 2003.

      Eugene G. Ballard has been Senior Vice President - Chief Financial Officer and Treasurer of the Company since June 1, 1999. Before joining the Company, Mr. Ballard was Executive Vice President and Chief Financial Officer of GRE Insurance Group, New York, New York since 1995.

      William R. Berkley, Jr. has been a Director of the Company since 2001, a Senior Vice President since January 2002, and additionally serves as President of Berkley International, LLC since January 2001. He served previously as Executive Vice President of Berkley International, LLC from March 2000 and as Vice President of the Company since May 2000. Mr. Berkley joined the Company in September 1997. From July 1995 to August 1997, Mr. Berkley served in the Corporate Finance Department of Merrill Lynch Investment Company. Mr. Berkley is also a director of Associated Community Bancorp, Inc. and its subsidiary Westport National Bank; Middlesex Bank and Trust Company; GiftCertificates.com, Inc.; and Interlaken Capital, Inc.

      Robert P. Cole has been Senior Vice President of the Company since January 1998. Prior thereto, he was Vice President since October 1996. Before joining the Company, Mr. Cole was, since 1992, a senior Officer of Christania General Insurance Corp. of New York, which was purchased by Folksamerica Reinsurance Company in 1996. He has been in the insurance/reinsurance business for more than 25 years.

      Paul J. Hancock has been Senior Vice President - Chief Corporate Actuary of the Company since January 2002. He joined the Company in 1997 and most recently served as a Vice President in the actuarial department. He came to the Company from Berkley Insurance Company, a subsidiary of the Company, where he was Vice President - Actuarial Manager.

      Robert C. Hewitt has been Senior Vice President - Risk Management of the Company since January 2002. He was most recently a Senior Vice President for Benfield Blanch Inc. (and its predecessor, E. W. Blanch Co., Inc.), where he served from 1986 - 2002 and managed its New York City office since 1995. Mr. Hewitt has over 20 years of experience in the reinsurance and insurance industries.

      H. Raymond Lankford has been Senior Vice President - Alternative Markets Operations of the Company since May 1996. Prior thereto, he was President of All American Agency Facilities, Inc., a subsidiary of the Company, from October 1991, having joined All American in 1990. He has been in the insurance business in various capacities for more than 30 years.

      Ira S. Lederman has been Senior Vice President since January 1997 and General Counsel and Corporate Secretary of the Company since November 2001. Additionally, he has been General Counsel of Berkley International, LLC since January 1998. Previously, he was General Counsel - Insurance Operations from August 2000, Assistant Secretary from May 1986, Assistant General Counsel from July 1989 until August 2000 and Vice President from May 1986 until January 1997. Prior thereto, he was Insurance Counsel of the Company since May 1986 and Associate Counsel from April 1983.

      Michael E. Lombardozzi has been Senior Vice President - Planning and Operations of the Company since December 2001. He most recently was Senior Vice President, General Counsel and Secretary of Orius Corp. Prior thereto, he served as Senior Vice President, General Counsel and Corporate Secretary of Berkley Insurance Company, a subsidiary of the Company, from 1994 to January 2001.

      James W. McCleary has been Senior Vice President - Reinsurance Operations of the Company since August 2001. Mr. McCleary has served as President of Facultative ReSources, Inc., a Berkley subsidiary, since 1990 and chief underwriting officer since its inception. Mr. McCleary has over 28 years of experience in the reinsurance sector.

      James G. Shiel has been Senior Vice President - Investments of the Company since January 1997. Prior thereto, he was Vice President - Investments of the Company since January 1992. Since February 1994, he has been President of Berkley Dean & Company, Inc., a subsidiary of the Company, which he joined in 1987.

      Edward A. Thomas has been Senior Vice President - Specialty Operations of the Company since April 1991. Prior thereto, he was President of Berkley Insurance Company, a subsidiary of the Company, for more than five years.

      Clement P. Patafio has been Vice President - Corporate Controller of the Company since January 1997. Prior thereto, he was Assistant Vice President - Corporate Controller since July 1994 and Assistant Controller since May 1993. Before joining the Company, Mr. Patafio was with KPMG LLP from 1986 to 1993.

      Ronald E. Blaylock has been a director of the Company since 2001. Mr. Blaylock is the Founder, Chairman and Chief Executive Officer of Blaylock & Partners, L.P., an investment banking firm. Mr. Blaylock held senior management positions with PaineWebber Group and Citicorp before launching Blaylock & Partners in 1993. Mr. Blaylock is also a director of the American General Life Insurance Company of New York.

      Mark E. Brockbank has been a director of the Company since 2001. Mr. Brockbank has been a self-employed insurance consultant since November 2000. Prior thereto, Mr. Brockbank served from 1995 to 2000 as Chief Executive of XL Brockbank LTD, an underwriting management agency at Lloyd's of London. Mr. Brockbank was a founder of the predecessor firm of XL Brockbank LTD and was a director of XL Brockbank LTD from 1983 to 2000.

      George G. Daly has been a director of the Company since 1998. Dr. Daly is Dean of Stern School of Business, and Dean Richard R. West Professor of Business, New York University for more than the past nine years. In addition to his academic career, Dr. Daly served as Chief Economist at the U.S. Office of Energy Research and Development in 1974. Mr. Daly's term as a director expires in 2003.

      Robert B. Hodes has been a director of the Company since 1970. Mr. Hodes is Counsel to the New York law firm of Willkie Farr & Gallagher, where prior thereto he had been a partner for more than five years. He is also a director of K&F Industries, Inc.; Loral Space & Communications, Ltd.; Mueller Industries, Inc.; Leveraged Capital Holdings, N.V. and R.V.I. Guaranty, Ltd. Mr. Hodes' current term as a director expires in 2003.

      Richard G. Merrill has been a director of the Company since 1994. Mr. Merrill was Executive Vice President of Prudential Insurance Company of America from August 1987 to March 1991 when he retired. Prior thereto, Mr. Merrill served as Chairman and President of Prudential Asset Management Company since 1985. Mr. Merrill is also a director of Sysco Corporation. Mr. Merrill's current term as a director expires in 2002.

      Jack H. Nusbaum has been a director of the Company since 1967. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher where he has been a partner for more than the last five years. He is a director of Associated Community Bankcorp, Inc., Neuberger Berman Inc., Prime Hospitality Corp., Strategic Distribution, Inc. and The Topps Company, Inc. Mr. Nusbaum's current term as a director expires in 2002.

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

ITEM 11. EXECUTIVE COMPENSATION

      Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security ownership of certain beneficial owners

      Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

      (b) Security ownership of management

      Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

      (c) Changes in control

      Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Index to Financial Statements

      The Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's financial statements, together with the report thereon of KPMG LLP, appearing on pages 22 through 46 of the Company's 2001 Annual Report to Stockholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2001 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2001 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

      Index to Financial Statement Schedules                                 Page
      Independent Auditors' Report on Schedules and Consent                   38

      Schedule II - Condensed Financial Information of Registrant             39

      Schedule III - Supplementary Insurance Information                      43

      Schedule IV - Reinsurance                                               44

      Schedule VI - Supplementary Information concerning
                    Property & Casualty Insurance Operations                  45

(b)   Reports on Form 8-K

      During the quarter ended December 31, 2001, the registrant filed the following Reports on Form 8-K:

      Report dated October 26, 2001 with respect to a press release relating to the earnings of the Company for the third quarter of 2001 (under Item 5 of Form 8-K).

      Report dated October 29, 2001 with respect to a press release relating to the announcement of a public offering of the Company's common stock (under
      Item 5 of Form 8-K).

      Report dated November 2, 2001 with respect to the pricing of the public offering of the Company's common stock and the Company's entering into an underwriting agreement (under Item 5 of Form 8-K).

      Report dated November 8, 2001 amending a Report filed February 6, 2001 with respect to risk factors faced by the Company (under Item 5 of Form 8-K).

      Report dated December 18, 2001 with respect to a press release relating to the Company's establishment of a reserve for Enron-related losses and its expected refocusing of its surety reinsurance business (under Item 5 of Form 8-K).

      Report dated December 19, 2001 with respect to a press release relating to the Company's entrance into the excess medical malpractice market and the formation of Berkley Medical Excess Underwriters, LLC (under Item 5 of Form 8-K).

(c)   Exhibits

      The exhibits filed as part of this report are listed on pages 35 and 36 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        W. R. BERKLEY CORPORATION


                                        By /s/ William R. Berkley
                                           -------------------------------------
                                           William R. Berkley, Chairman of the
                                              Board and President

March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                              Title                       Date
         ---------                              -----                       ----
/s/ William R. Berkley               Chairman of the Board and
--------------------------------     President                         March 25, 2002
      William R. Berkley
  Principal executive officer


/s/ William R. Berkley, Jr.                   Director                 March 25, 2002
--------------------------------
       William R. Berkley, Jr.


/s/ Ronald E. Blaylock                        Director                 March 25, 2002
--------------------------------
       Ronald E. Blaylock


/s/ Mark E. Brockbank                         Director                 March 25, 2002
--------------------------------
       Mark E. Brockbank


/s/ George G. Daly                            Director                 March 25, 2002
--------------------------------
       George G. Daly


/s/ Robert B. Hodes                           Director                 March 25, 2002
--------------------------------
       Robert B. Hodes


/s/ Richard G. Merrill                        Director                 March 25, 2002
--------------------------------
       Richard G. Merrill


/s/ Jack H. Nusbaum                           Director                 March 25, 2002
--------------------------------
       Jack H. Nusbaum


/s/ Mark L. Shapiro                           Director                 March 25, 2002
--------------------------------
       Mark L. Shapiro


/s/ Eugene G. Ballard                Senior Vice President,            March 25, 2002
--------------------------------     Chief Financial Officer and
       Eugene G. Ballard             Treasurer
  Principal accounting officer


/s/ Clement P. Patafio               Vice President,                   March 25, 2002
--------------------------------     Corporate Controller
      Clement P. Patafio

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

(10.1)      Loan Agreement, dated as of January 5, 2001, between the Company and
            William R. Berkley (incorporated by reference to Exhibit 10.1 of the
            Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 22, 2001).

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

(13)        2001 Annual Report to Stockholders of W. R. Berkley Corporation
            (only those portions of such Annual Report that are incorporated by reference in this Report on Form 10-K are deemed filed) (filed herewith).

(21) Following is a list of the Company's significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

                                                                                 Jurisdiction of           Percentage
                                                                                 Incorporation               owned
                                                                                 ---------------           ----------
Berkley International, LLC                                                       New York                      65%
Carolina Casualty Insurance Company                                              Florida                      100%
Clermont Specialty Managers, Ltd.                                                New Jersey                   100%
J/I Holding Corporation:                                                         Delaware                     100%
       Admiral Insurance Company:                                                Delaware                     100%
         Admiral Indemnity Company                                               Delaware                     100%
         Berkley Risk Administrators Company, LLC                                Minnesota                    100%
         Nautilus Insurance Company:                                             Arizona                      100%
           Great Divide Insurance Company                                        North Dakota                 100%
Key Risk Management Services, Inc.                                               North Carolina               100%
Monitor Liability Managers, Inc.                                                 Delaware                     100%
Monitor Surety Managers, Inc.                                                    Delaware                     100%
Signet Star Holdings, Inc.:                                                      Delaware                     100%
       Berkley Insurance Company                                                 Delaware                     100%
         Berkley Regional Insurance Company                                      Delaware                     100%
            Acadia Insurance Company                                             Maine                        100%
              Chesapeake Bay Property and Casualty
              Insurance Company                                                  Maine                        100%
            Berkley Insurance Company of the Carolinas                           North Carolina               100%
            Continental Western Insurance Company                                Iowa                         100%
            Firemen's Insurance Company of Washington, D.C.                      Delaware                     100%
            Great River Insurance Company                                        Mississippi                  100%
            Tri-State Insurance Company of Minnesota:                            Minnesota                    100%
            Union Insurance Company                                              Nebraska                     100%
            Union Standard Insurance Company                                     Oklahoma                     100%
       Key Risk Insurance Company                                                North Carolina               100%
       Midwest Employers Casualty Company:                                       Delaware                     100%
         Preferred Employers Insurance Company                                   California                   100%
         Riverport Insurance Company of California                               California                   100%
       Facultative ReSources, Inc.                                               Connecticut                  100%
       Gemini Insurance Company                                                  Delaware                     100%
       StarNet Insurance Company                                                 Delaware                     100%

(23)        See Independent Auditors' report on schedules and consent.
(27)        Financial Data Schedule.

              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT

Board of Directors and Stockholders
W. R. Berkley Corporation

The audits referred to in our report dated February 14, 2002, incorporated by reference in the Form 10-K, included the related financial statement schedules as of December 31, 2001, and for each of the years in the three-year period ended December 31, 2001. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for insurance-related assessments in 1999.

We consent to the use of our reports incorporated by reference in the Registration Statements, (No. 333-00459) and (No. 333-57546) on Form S-3 and (No. 333-33935) and (No. 33-55726) on Form S-8 of W. R. Berkley Corporation.


                                        KPMG LLP

New York, New York
March 25, 2002

                                                                     Schedule II

                            W. R. Berkley Corporation
                  Condensed Financial Information of Registrant
                         Balance Sheets (Parent Company)
                             (Amounts in thousands)

                                                                          December 31,
                                                                 ----------------------------
                                                                     2001            2000
                                                                 -----------      -----------
Assets
Cash (including invested cash)                                   $   109,950      $    16,619
Fixed maturity securities:
  Held to maturity, at cost
   (fair value $4,935 and $4,960)                                      4,935            4,960
  Available for sale at fair value (cost $27,492 and $406)            27,585              396
Equity securities, at fair value:
  Available for sale (cost $698 and $698)                                235              590
  Trading account (cost $903 and $864)                                   903              864
Investments in subsidiaries                                        1,268,553        1,173,775
Due from subsidiaries                                                 57,455           47,287
Current Federal income taxes receivable                               17,126            6,482
Deferred Federal income taxes                                        101,088           50,080
Real estate, furniture & equipment at cost, less accumulated
  depreciation                                                         2,592           18,390
Other assets                                                          15,165            4,762
                                                                 -----------      -----------
                                                                 $ 1,605,587      $ 1,324,205
                                                                 ===========      ===========

Liabilities, Debt and Stockholders' Equity

Liabilities:
  Due to subsidiaries (principally deferred income taxes)        $   123,572      $    82,304
  Short-term debt                                                         --           10,000
  Other liabilities                                                   25,449           26,471
                                                                 -----------      -----------
                                                                     149,021          118,775
                                                                 -----------      -----------

Long-term debt                                                       326,802          326,365
Subsidiary trust junior subordinated debt                            198,169          198,169
Stockholders' equity:
  Preferred stock                                                         --               --
  Common stock                                                         8,661            7,281
  Additional paid-in capital                                         659,266          334,061
  Retained earnings (including accumulated
    undistributed net income of
    subsidiaries of $352,011 and $410,794
    in 2001 and 2000, respectively)                                  467,185          574,345
Accumulated other comprehensive income (loss)                         37,340           19,371
  Treasury stock, at cost                                           (240,857)        (254,162)
                                                                 -----------      -----------
                                                                     931,595          680,896
                                                                 -----------      -----------
                                                                 $ 1,605,587      $ 1,324,205
                                                                 ===========      ===========

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statements of Operations (Parent Company)
                             (Amounts in thousands)

                                                             Years ended December 31,
                                                       -------------------------------------
                                                         2001          2000           1999
                                                         ----          ----           ----
Management fees and investment income
  from affiliates, including dividends of
  $7,210, $44,533 and $96,817 for 2001, 2000
  1999, respectively                                   $ 12,550      $ 49,585      $ 102,963
Realized investment gains (losses)                         (221)         (558)           321
Other income                                              4,678         4,051          3,975
                                                       --------      --------      ---------
Total revenues                                           17,007        53,078        107,259

Expenses, other than interest expense                    21,607        18,871         20,978
Restructuring charge                                         --            --          1,502
Interest expense                                         44,690        46,521         49,207
                                                       --------      --------      ---------

Income (loss) before Federal
  income taxes                                          (49,290)      (12,314)        35,572
                                                       --------      --------      ---------

Federal income taxes:
  Federal income taxes provided by
    Subsidiaries on a separate return
    Basis                                               (42,357)       24,858          8,474

  Federal income tax benefit (provision) on a
    Consolidated return basis                            58,884          (630)        48,958
                                                       --------      --------      ---------

Net benefit                                              16,527        24,228         57,432
                                                       --------      --------      ---------

Income (loss) before undistributed equity
   in net income of subsidiaries and preferred
   Dividends                                            (32,763)       11,914         93,004

Equity in undistributed net income (loss)
   of subsidiaries                                      (58,783)       24,324       (130,232)

Preferred dividends                                          --            --           (567)
                                                       --------      --------      ---------

Net income (loss) before extraordinary gain             (91,546)       36,238        (37,795)

Extraordinary gain on early extinguishment of long
    term debt (net of taxes)                                 --            --            735
                                                       --------      --------      ---------

Net income (loss) attributable to
  common stockholders                                  $(91,546)     $ 36,238      $ (37,060)
                                                       ========      ========      =========

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statement of Cash Flows (Parent Company)
                             (Amounts in thousands)

                                                                      Years ended December 31,
                                                              ---------------------------------------
                                                                2001            2000          1999
                                                              ---------      ---------      ---------
Cash flows from operating activities:
  Net income (loss) before preferred dividends and
    extraordinary items                                       $ (91,546)     $  36,238      $ (37,298)
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Equity in undistributed net
      income of subsidiaries                                     58,783        (24,324)       130,232
    Tax payments received from (paid) to subsidiaries            (9,668)        28,389         24,105
    Federal income taxes provided by subsidiaries
         on a separate return basis                              42,357        (24,859)        (8,473)
    Change in Federal income taxes                              (71,459)         1,411        (35,415)
    Realized investment losses                                      221            558           (321)
    Other, net                                                   (9,960)           643          3,273
                                                              ---------      ---------      ---------
         Net cash provided (used) by operating activities
           before increase trading account securities           (81,272)        18,056         76,103
  Increase in trading account securities                            (39)           (91)           (75)
                                                              ---------      ---------      ---------
         Net cash provided (used) by
           operating activities                                 (81,311)        17,965         76,028
                                                              ---------      ---------      ---------
Cash flow used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale                 11,221             --         23,973
    Equity securities                                                --             --             --
  Proceeds from maturities and prepayments of
    fixed maturity securities                                     4,114            365            222
  Cost of purchases, excluding trading account:
    Fixed maturity securities                                   (42,744)          (558)       (23,648)
    Equity securities                                                --             --             --
  Cost of companies acquired                                         --             --             --
  Proceeds from sale of assets to subsidiaries                       --        107,391         33,566
  Investments in and advances to
         subsidiaries, net                                     (112,805)       (70,049)       (83,035)
  Net additions to real estate, furniture &
         equipment                                               (1,469)          (290)          (357)
  Other, net                                                         (1)           500             --
                                                              ---------      ---------      ---------
  Net cash provided (used) in investing activities           (141,684)        37,359        (49,279)
                                                              ---------      ---------      ---------
Cash flows from financing activities:
  Net proceeds from stock offering                              315,840             --             --
  Net change in short-term debt                                 (10,000)       (25,000)       (20,500)
  Purchase of treasury shares                                    (1,002)        (7,020)        (4,895)
  Cash dividends to common stockholders                         (14,707)       (12,701)       (13,888)
  Cash dividends to preferred shareholders                           --             --         (2,001)
  Purchase of preferred stock                                        --             --        (98,092)
  Retirement of long-term debt                                       --        (25,000)        (9,171)
  Other, net                                                     26,195          8,935          6,457
                                                              ---------      ---------      ---------
Net cash provided (used) by financing activities                316,326        (60,786)      (142,090)
                                                              ---------      ---------      ---------
Net increase in cash and invested cash                           93,331         (5,462)      (115,341)
Cash and invested cash at beginning of year                      16,619         22,081        137,422
                                                              ---------      ---------      ---------
Cash and invested cash at end of year                         $ 109,950      $  16,619      $  22,081
                                                              =========      =========      =========

See note to condensed financial statements.

                            W. R. Berkley Corporation

            Condensed Financial Information of Registrant, Continued

                        December 31, 2001, 2000 and 1999

             Note to Condensed Financial Statements (Parent Company)

      The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2000 and 1999 financial statements as originally reported to conform them to the presentation of the 2001 financial statements.

      The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, Federal income taxes payable by (or refundable to) subsidiary companies on a separate-return basis are paid to (or refunded by) W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

                                                                    Schedule III

                   W. R. Berkley Corporation and Subsidiaries
                       Supplementary Insurance Information
                        December 31, 2001, 2000 and 1999
                             (Amounts in thousands)

                                                 Reserve for
                              Deferred policy    losses and                                    Net
                                acquisition         loss        Unearned      Premiums     investment
                                    cost          expenses      premiums       earned        income
                              ----------------    --------      --------       ------        ------
December 31, 2001
Specialty                         $ 69,558       $  776,483     $289,557     $  401,611     $  39,390
Alternative markets                  9,763          448,762       61,146        123,173        37,765
Reinsurance                         21,552          659,363      116,376        236,385        42,536
Regional                            78,708          613,805      327,006        555,750        51,640
International                       29,477           89,499       23,765        140,909        13,993
Discontinued                        15,052          229,770       61,790        222,641         9,762
Corporate and adjustments               --               --           --             --           (65)
                                  --------       ----------     --------     ----------     ---------
Total                             $224,110       $2,817,682     $879,640     $1,680,469     $ 195,021
                                  ========       ==========     ========     ==========     =========

December 31, 2000
Specialty                         $ 40,060       $  753,238     $184,160     $  270,896     $  48,706
Alternative markets                  3,976          393,282       28,730         88,872        37,722
Reinsurance                         27,761          518,554      109,824        298,102        50,471
Regional                            68,398          591,417      263,693        503,029        56,955
International                       30,867          106,878       30,956        107,285         9,636
Discontinued                        25,169          170,548       95,876        222,830         9,562
Corporate and adjustments               --               --           --             --        (2,604)
                                  --------       ----------     --------     ----------     ---------
Total                             $196,231       $2,533,917     $713,239     $1,491,014     $ 210,448
                                  ========       ==========     ========     ==========     =========

December 31, 1999
Specialty                         $ 37,298       $  722,689     $178,357     $  256,155     $  50,231
Alternative markets                  2,765          364,907       19,832         75,979        30,827
Reinsurance                         34,911          500,808      119,376        297,649        47,288
Regional                            66,248          556,920      262,112        492,304        49,705
International                       18,583           60,493       19,010         86,943         6,469
Discontinued                        22,543          155,421       91,139        205,354         8,462
Corporate and adjustments               --               --           --             --        (2,666)
                                  --------       ----------     --------     ----------     ---------
Total                             $182,348       $2,361,238     $689,826     $1,414,384     $ 190,316
                                  ========       ==========     ========     ==========     =========

                                             Amortization of
                               Loss and      deferred policy       Other
                                 Loss          acquisition     operating cost   Net premiums
                               expenses           costs         and expenses       written
                               --------           -----         ------------       -------
December 31, 2001
Specialty                     $  286,865         $ 89,232         $ 35,747       $  527,502
Alternative markets               94,258           30,653           74,785          151,942
Reinsurance                      246,706           84,036            2,894          236,784
Regional                         373,647          167,681           26,955          598,149
International                     86,582           52,853            4,328          150,090
Discontinued                     292,442           67,610            5,831          193,629
Corporate and adjustments             --               --           21,171               --
                              ----------         --------         --------       ----------
Total                         $1,380,500         $492,065         $171,711       $1,858,096
                              ==========         ========         ========       ==========

December 31, 2000
Specialty                     $  198,237         $ 79,101         $ 15,685       $  285,525
Alternative markets               62,416           26,808           65,257           98,001
Reinsurance                      218,116           95,146            3,964          276,640
Regional                         379,789          150,884           25,893          499,526
International                     66,643           37,533            7,204          118,981
Discontinued                     169,210           65,257            7,861          227,571
Corporate and adjustments             --               --           15,986               --
                              ----------         --------         --------       ----------
Total                         $1,094,411         $454,729         $141,850       $1,506,244
                              ==========         ========         ========       ==========

December 31, 1999
Specialty                     $  174,251         $ 77,950         $ 17,606       $  260,380
Alternative markets               49,963           24,623           73,982           73,089
Reinsurance                      226,229           92,503            6,790          309,180
Regional                         428,989          159,750           24,648          497,041
International                     48,195           32,812            8,527           86,172
Discontinued                     158,199           56,651           13,106          201,857
Corporate and adjustments             --               --           15,836               --
                              ----------         --------         --------       ----------
Total                         $1,085,826         $444,289         $160,495       $1,427,719
                              ==========         ========         ========       ==========

                                                                     Schedule IV

                   W. R. Berkley Corporation and Subsidiaries
                                   Reinsurance
                  Years ended December 31, 2001, 2000 and 1999
                             (Amounts in thousands)

                                                                        Assumed                        Percentage
                                                         Ceded           from                          of amount
                                       Direct           to other         other            Net          assumed to
                                       amount          companies       companies         amount            net
                                       ------          ---------       ---------         ------        ----------
Premiums written:
Year ended December 31, 2001:
    Specialty                        $  598,225        $ 83,862        $ 13,139        $  527,502          2.5
    Alternative markets                 144,687          17,497          24,752           151,942         16.3
    Reinsurance                          88,183          95,598         244,199           236,784        103.1
    Regional                            698,114         106,852           6,887           598,149          1.2
    International                       170,600          20,510              --           150,090           --
    Discontinued                        135,702          26,051          83,978           193,629         43.4
                                     ----------        --------        --------        ----------

  Total                              $1,835,511        $350,370        $372,955        $1,858,096         20.1%
                                     ==========        ========        ========        ==========        =====

Year ended December 31, 2000:
    Specialty                        $  403,149        $122,020        $  4,396        $  285,525          1.5
    Alternative markets                  84,917          10,801          23,885            98,001         24.4
    Reinsurance                          57,210          47,206         266,636           276,640         96.4
    Regional                            574,079          80,364           5,811           499,526          1.2
    International                       143,523          24,542              --           118,981           --
    Discontinued                        156,467          25,578          96,682           227,571         42.5
                                     ----------        --------        --------        ----------

  Total                              $1,419,345        $310,511        $397,410        $1,506,244         26.4%
                                     ==========        ========        ========        ==========        =====

Year ended December 31, 1999:
    Specialty                        $  376,112        $126,069        $ 10,337        $  260,380          4.0
    Alternative markets                  69,671          10,078          13,496            73,089         18.5
    Reinsurance                           9,096          32,101         332,185           309,180        107.4
    Regional                            591,318          98,355           4,078           497,041          0.8
    International                       107,254          21,082              --            86,172           --
    Discontinued                        164,434          19,485          56,908           201,857         28.2
                                     ----------        --------        --------        ----------

  Total                              $1,317,885        $307,170        $417,004        $1,427,719         29.2%
                                     ==========        ========        ========        ==========        =====

                                                                     Schedule VI

                   W. R. Berkley Corporation and Subsidiaries
   Supplementary Information Concerning Property-Casualty Insurance Operations
                        December 31, 2001, 2000 and 1999
                             (Amounts in thousands)

                                             2001           2000           1999
Deferred policy acquisition costs         $  224,110     $  196,231     $  182,348
Reserves for losses and loss expenses      2,817,682      2,533,917      2,361,238
Unearned premium                             879,640        713,239        689,826
Premiums earned                            1,680,469      1,491,014      1,414,384
Net investment income                        195,021        210,448        190,316
Losses and loss expenses incurred:
  Current Year                             1,140,622      1,047,060      1,032,089
  Prior Years                                211,344         14,042         28,351
Net decrease in discount from prior
  years                                        8,717         11,530         10,473
Amortization of deferred policy
  acquisition costs                          492,065        454,729        444,289
Paid losses and loss expenses              1,145,439        978,448        930,352
Net premiums written                       1,858,096      1,506,244      1,427,719