Form 10-Q
period 2002-03-31
BERKLEY W R CORP
filed 2002-05-15
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       or
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                  For the Transition Period from ____ to ____.

                          Commission File Number 0-7849

                            W. R. BERKLEY CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             22-1867895
 -------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


475 Steamboat Road, Greenwich, Connecticut                                06830
 -------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (203) 629-3000
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
 -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.



Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Number of shares of common stock, $.20 par value, outstanding as of May 1, 2002:
33,411,430

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                              --------------------

                                                                                     March 31,        December 31,
                                                                                       2002              2001
                                                                                       ----              ----
                                                                                            (Unaudited)
Assets
Investments:
  Invested cash                                                                      $ 459,317         $ 524,554
  Fixed maturity securities:
    Held to maturity, at cost (fair value $175,536 and $167,559)                       164,632           156,464
    Available for sale, at fair value (cost $2,390,785 and $2,241,321)               2,419,161         2,299,326
  Equity securities, at fair value:
    Available for sale (cost $103,675 and $103,011)                                    112,461           109,114
    Trading account (cost $210,014 and $215,808)                                       208,705           213,878
Cash                                                                                     3,443             9,533
Premiums and fees receivable                                                           658,422           537,814
Due from reinsurers                                                                    730,755           716,398
Accrued investment income                                                               31,874            35,926
Prepaid reinsurance premiums                                                           153,277           103,667
Deferred policy acquisition costs                                                      248,334           224,110
Real estate, furniture & equipment at cost, less accumulated depreciation              124,066           118,344
Deferred federal and foreign income taxes                                               94,014            99,921
Goodwill                                                                                59,021            59,021
Trading account receivable from brokers and clearing organizations                     372,973           351,707
Other assets                                                                            67,076            73,732
                                                                                     ---------         ---------
      Total assets                                                                  $5,907,531        $5,633,509
                                                                                     =========         =========

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for losses and loss expenses                                             $2,874,627        $2,817,682
  Unearned premiums                                                                  1,076,667           879,640
  Due to reinsurers                                                                    151,857           139,322
  Trading securities sold but not yet purchased, at fair value
    (proceeds $38,690 and $58,331)                                                      40,262            56,990
  Other liabilities                                                                    229,351           215,220
  Long-term debt                                                                       362,661           370,554
                                                                                     ----------        ---------
      Total liabilities                                                              4,735,425         4,479,408
                                                                                     ---------         ---------

Trust preferred securities                                                             198,221           198,210
Minority interest                                                                       25,932            24,296
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; issued and outstanding - none                              --                --
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 33,373,446 and 33,240,516 shares                            8,661             8,661
  Additional paid-in capital                                                           659,197           659,266
  Retained earnings                                                                    497,249           467,185
  Accumulated other comprehensive income                                                19,777            37,340
  Treasury stock, at cost, 9,930,398 and 10,063,328 shares                            (236,931)         (240,857)
                                                                                     ---------         ---------
      Total stockholders' equity                                                       947,953           931,595
                                                                                     ---------         ---------
      Total liabilities and stockholders' equity                                    $5,907,531        $5,633,509
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)
                   ------------------------------------------

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                            ---------------
                                                                       2002                 2001
                                                                       ----                 ----
Revenues:
  Net premiums written                                              $  625,993           $  431,911
  Change in unearned premiums                                         (148,527)             (52,976)
                                                                    ----------           ----------
    Premiums earned                                                    477,466              378,935
  Net investment income                                                 44,152               50,430
  Service fees                                                          20,193               17,592
  Realized investment gains                                              4,963                1,836
  Other income                                                             112                  360
                                                                    ----------           ----------
    Total revenues                                                     546,886              449,153
                                                                    ----------           ----------

Expenses:
  Losses and loss expenses                                             310,601              271,468
  Other operating expenses                                             174,443              152,623
  Interest expense                                                      11,135               11,450
                                                                    ----------           ----------
      Total expenses                                                   496,179              435,541
                                                                    ----------           ----------
    Income before income taxes and minority interest                    50,707               13,612

Income tax expense                                                     (16,222)              (2,484)
Minority interest                                                          (89)                (862)
                                                                    ----------           ----------

    Net income                                                      $   34,396           $   10,266
                                                                    ==========           ==========

Net income per share:
  Basic                                                            $     1.03           $      .38
                                                                    ==========           ==========
  Diluted                                                          $      .99           $      .36
                                                                    ==========           ==========
Average shares outstanding:
  Basic                                                                 33,276               26,949
                                                                    ==========           ==========
  Diluted                                                               34,651               28,255
                                                                    ==========           ==========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                       ---------------
                                                                                     2002           2001
                                                                                     ----           ----
Cash flows from operating activities:
  Net income                                                                       $  34,396     $  10,266
  Adjustments to reconcile net income to cash
     flows provided by operating activities:
    Minority interest                                                                     89           862
    Change in reserves for losses
      and loss expenses, net                                                          55,123         1,354
    Depreciation and amortization                                                      4,071         5,141
    Change in unearned premiums and
      prepaid reinsurance premiums                                                   147,417        52,827
    Change in premiums and fees receivable                                          (120,608)      (33,710)
    Change in federal and foreign income taxes                                        15,369         2,030
    Change in deferred policy acquisition cost                                       (24,224)      (10,798)
    Realized investment gains                                                         (4,963)       (1,836)
    Other, net                                                                       (12,520)      (19,035)
                                                                                   ---------     ---------
      Net cash flows provided by operating activities
            before trading account                                                    94,150         7,101
  Decrease (increase) in trading account securities                                  (32,930)        2,120
                                                                                   ---------     ---------
      Net cash flows provided by operating activities                                 61,220         9,221
                                                                                   ---------     ---------

Cash flows used in investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                    104,468       198,196
     Equity securities                                                                 4,158         4,573
     Maturities and prepayments of fixed maturity securities                          72,051        38,356
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                   (329,185)     (269,045)
     Equity securities                                                                (3,971)       (5,775)
  Change in balances due to/from security brokers                                     37,253         2,087
  Net additions to real estate, furniture and equipment                              (10,416)       (6,033)
  Other, net                                                                              17           136
                                                                                   ---------     ---------
     Net cash flows used in investing activities                                    (125,625)      (37,505)
                                                                                   ---------     ---------

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                              --       121,385
  Repayment and repurchase of debt                                                    (8,000)      (10,000)
  Cash dividends                                                                      (4,299)       (3,332)
  Net proceeds from stock options exercised                                            3,858         5,567
  Purchase of treasury shares                                                             --          (289)
  Other, net                                                                           1,519        (1,137)
                                                                                   ---------     ---------

    Net cash flows provided by (used in) financing activities                         (6,922)      112,194
                                                                                   ---------     ---------

    Net increase in cash and invested cash                                           (71,327)       83,910
Cash and invested cash at beginning of year                                          534,087       309,131
                                                                                   ---------     ---------
    Cash and invested cash at end of period                                        $ 462,760     $ 393,041
                                                                                   =========     =========

Supplemental disclosure of cash flow information:
  Interest paid                                                                    $   6,457     $   6,778
                                                                                   =========     =========
  Federal income taxes paid, net                                                   $     883     $     279
                                                                                   =========     =========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                            ------------------------

         The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

1.       FEDERAL AND FOREIGN INCOME TAXES

         The federal and foreign income tax provision has been computed based on the Company's estimated annual effective tax rate which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

2.       ACCOUNTING CHANGES

         Effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of adopting Statement No. 142, the Company's goodwill is no longer amortized. Pursuant to Statement No. 142, goodwill must be periodically tested for impairment and the new standard provides six months to complete the impairment review. During the quarter, the Company completed its impairment review which indicated that there was no impairment as of January 1, 2002.

         The Company also has adopted FASB Statement No. 141, Business Combinations. In accordance with Statement No. 141, other intangible assets that meet the criteria for recognition apart from goodwill (as defined by Statement No. 141) are to be reclassified and accounted for as an asset apart from goodwill upon adoption of the statement. The Company has reclassified $5 million of intangible assets, net of accumulated amortization, from goodwill to other assets as of January 1, 2002. The December 31, 2001 consolidated balance sheet has been changed to reflect this reclassification.

         The Company also adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the Company's consolidated financial statements.

3.       EARNINGS PER SHARE

         Basic earnings per share data is based upon the weighted average number of shares outstanding during the year. Diluted earnings per share data reflects the potential dilution that would occur if options granted under employee stock-based compensation plans were exercised. Shares issued in connection with loans to shareholders are not considered to be outstanding for the purpose of calculating basic earnings per share amounts. The related amounts due from shareholders are excluded from stockholders' equity.

4.       REINSURANCE CEDED

         The amounts of ceded reinsurance included in the statements of operations are as follows (amounts in thousands):

                                For the Three Months Ended
                                        March 31,
                                        ---------
                                    2002        2001
                                    ----        ----
Ceded premiums written            $131,215    $ 83,360
                                  ========    ========

Ceded premiums earned             $ 94,184    $ 76,701
                                  ========    ========

Ceded losses and loss expenses    $ 60,823    $ 69,344
                                  ========    ========

         The Company reinsures a portion of its business under a multi-year aggregate reinsurance agreement that provides two types of reinsurance coverage. The first type of coverage provides protection for individual losses on an excess of loss or quota share basis, as specified for each class of business covered by the agreement. The second type of coverage provides aggregate accident year protection for our reinsurance segment for loss and loss adjustment expenses incurred above a certain level. Loss recoveries are subject to annual limits and an aggregate limit over the contract period. For the three months ended March 31, 2002, earned premiums and losses and loss expenses ceded under the aggregate reinsurance agreement were $20 million and $13 million, respectively, for the individual loss protection and $6 million and $11 million, respectively, for the aggregate accident year protection. There were no premiums or losses ceded under the aggregate reinsurance agreement for the three months ended March 31, 2001.

5.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In accordance with FASB Statement No. 142, all of the Company's goodwill will no longer be amortized. In prior years, goodwill amortization has been expensed primarily in the alternative markets segment. A reconciliation of the prior year's quarter reported net income to adjusted net income had Statement No. 142 and the reclassification provisions of Statement No. 141 been applied as of January 1, 2001 follows (amount in thousands, except per share data):

                                                            For Three Months
                                                          Ended March 31, 2001
                                                          --------------------
                                                                   Basic      Diluted
                                                                  Earnings    Earnings
                                                    Amount       Per Share   Per Share
                                                    ------       ---------   ---------
Reported net income                                $10,266        $   .38     $   .36
Add back goodwill amortization (net of tax)            795            .03         .03
                                                   -------        -------     -------
         Adjusted net income                       $11,061        $   .41     $   .39
                                                   =======        =======     =======

         Amortization expense for amortizable intangible assets is estimated to be $415,000 for each of the five years ended December 31, 2006.

6.       COMPREHENSIVE INCOME

         The differences between comprehensive income and net income are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                                                For the three months
                                                                                   Ended March 31,
                                                                                   ---------------
                                                                                 2002          2001
                                                                                 ----          ----
Net income                                                                     $ 34,396      $ 10,266

Other comprehensive income:
    Change in unrealized foreign exchange losses                                    (28)         (460)
    Unrealized holding gains (losses) on investment securities arising
       during the period, net of taxes                                          (14,269)       20,767
    Reclassification adjustment for realized gains included in net income,
       net of taxes                                                              (3,266)       (1,193)
                                                                               --------      --------

Other comprehensive income (loss)                                               (17,563)       19,114
                                                                               --------      --------

Comprehensive income                                                           $ 16,833      $ 29,380
                                                                               ========      ========

7.       INDUSTRY SEGMENTS

         The Company's operations are presently conducted through five segments of the insurance business: specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); reinsurance; regional property casualty insurance; and international. The specialty segment's business is principally within the excess and surplus lines, professional liability, commercial transportation and surety markets. The Company's alternative markets segment specializes in developing, insuring and administering self-insurance programs and various alternative risk transfer mechanisms for employers, employer groups, insurers and alternative markets funds. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The regional property casualty insurance segment principally provides commercial property casualty insurance products. The international segment writes property and casualty insurance, as well as life insurance, in Argentina and the Philippines. For the three months ended March 31, 2002 and 2001, the international segment wrote life insurance premiums of $7,607,000 and $7,854,000, respectively. During 2001, the Company discontinued its regional personal lines business and the alternative markets division of its reinsurance segment. These discontinued businesses are now being managed and reported collectively as a separate discontinued business segment. Prior period segment information has been restated to reflect these changes.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated in accordance with the Company's tax sharing agreements, which provide for the recognition of tax loss carry-forwards only to the extent of taxes previously paid. Summary financial information about the Company's operating segments is presented in the following table. Income (loss) before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends and interest on inter-company debt. Identifiable assets by segment are those assets used in the operation of each segment.


                                                                              INCOME
                                           REVENUES                           (LOSS)
                         ----------------------------------------------       BEFORE     INCOME TAX
                         INVESTMENT   UNAFFILIATED   INTER-                   INCOME      (EXPENSE)
(AMOUNTS IN THOUSANDS)     INCOME      CUSTOMERS    SEGMENT       TOTAL        TAXES      BENEFITS
                           ------      ---------    -------       -----        -----      --------
For the three months
ended March 31, 2002:
  Specialty               $  11,445    $ 152,512   $     592    $ 153,104    $  19,395    $  (6,285)
  Alternative Markets         8,754       73,897         453       74,350       14,465       (4,128)
  Reinsurance                 5,209       86,033         461       86,494       12,480       (3,849)
  Regional                    7,766      164,841       2,952      167,793       23,628       (8,000)
  International               1,452       41,516          --       41,516        1,142         (720)
  Discontinued Business       9,762       24,232          --       24,232          (54)          19
  Corporate other
   and Eliminations            (236)       3,855      (4,458)        (603)     (20,349)       6,741
                          ---------    ---------   ---------    ---------    ---------    ---------
  Consolidated            $  44,152    $ 546,886   $      --    $ 546,886    $  50,707    $ (16,222)
                          =========    =========   =========    =========    =========    =========
For the three months
ended March 31, 2001:
  Specialty               $  10,362    $  86,084   $     678    $  86,762    $   8,856    $  (1,405)
  Alternative Markets         9,807       52,121         427       52,548       10,614       (2,560)
  Reinsurance                11,477       76,321         464       76,785        3,187           44
  Regional                   13,153      138,088         361      138,449        5,721         (716)
  International               3,323       35,189          --       35,189        2,143         (595)
  Discontinued Business       2,573       59,594          --       59,594       (1,891)        (662)
  Corporate other
    and Eliminations           (265)       1,756      (1,930)        (174)     (15,018)       3,410
                          ---------    ---------   ---------    ---------    ---------    ---------
  Consolidated            $  50,430    $ 449,153   $      --    $ 449,153    $  13,612    $  (2,484)
                          =========    =========   =========    =========    =========    =========

         Interest expense for the reinsurance and alternative market segments was $586,000 and $765,000 for the three months ended March 31, 2001 and 2001, respectively. Corporate interest expense (net of intercompany amounts) was $10,549,000 and $10,685,000 for the corresponding periods. Identifiable assets by segment are as follows (Amounts in thousands):

                                   MARCH 31,     DECEMBER 31,
                                     2002            2001
                                     ----            ----
Specialty                         $ 1,713,078    $ 1,580,155
Alternative Markets                   892,572        859,502
Reinsurance                         1,949,031      1,751,428
Regional                            1,488,162      1,462,861
International                         220,695        209,473
Discontinued business                 237,874        289,313
Corporate other and Elimination      (593,881)      (519,223)
                                  -----------    -----------
Consolidated                      $ 5,907,531    $ 5,633,509
                                  ===========    ===========

8.       COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

         As is common with other insurance companies, the Company's subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation will have a material effect on its financial condition or results of operations.

         The Company has a pending arbitration proceeding pertaining to the interpretation of a contract provision contained in certain reinsurance agreements. As of March 31, 2002, the net amount recoverable by the Company from the reinsurer under these reinsurance agreements was approximately $44 million. Management believes that its interpretation of the contract is correct and intends to vigorously pursue this matter in arbitration. In addition, the Company has two pending arbitration proceedings pertaining to reinsurance contract coverage issues where the Company is the assuming reinsurer. The Company estimate of its remaining liabilities under these assumed contracts is based on information currently available and is reflected in reserves for losses and loss expenses. These proceedings are all in the initial stages of development.

9.       INTERNATIONAL BUSINESS

         The Company owns 65% of Berkley International, LLC, which through subsidiaries conducts insurance operations in Argentina and the Philippines. The international activities are reported in the Company's financial statements on a one quarter lag to facilitate the timely completion of the consolidated financial statements. During 2001, Argentina experienced substantial economic turmoil, which included the default and restructuring its sovereign debt, the introduction of floating exchange rates and devaluation of the peso, and various government-imposed restrictions on the banking system and commercial transactions in general. During 2002, the government has continued to announce measures and countermeasures, some of which have been contradicted by judicial decisions.

         Following an analysis of the impact of these changes on its operations and financial statements, the Company recorded a realized loss of $18 million in its fourth quarter 2001 financial statements to reflect the impairment of Argentine sovereign bonds held by its Argentine subsidiary. At March 31, 2002, Berkley International, LLC's capital investment in the Argentine subsidiary was $45 million (of which the Company's share was $30 million), which was approximately equal to the Argentine subsidiary's investment in US dollar denominated securities held outside of Argentina.

         The actions taken by the Argentine government may significantly impact the operations and financial statements of the Argentine subsidiary. The Company has made certain assumptions and estimates with respect to its investments and operations in Argentina. These include assumptions regarding recoverability of assets, including recoverability of deferred acquisition costs and impairment of investments deemed other than temporary, and the settlement value of liabilities, including reserves for losses and future policyholder benefits. Given the inherent uncertainty and complexity of the situation, considerable judgment was used by management to establish its estimates using all information available. These estimates may change as more information becomes available.

10.      OTHER MATTERS

         Reclassifications have been made in the 2001 financial statements as originally reported to conform them to the presentation of the 2002 financial statements.

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

11.      SAFE HARBOR STATEMENT

         This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for the Company's performance for the year 2002 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the ultimate results of the various pending arbitration proceedings, the increased level of our retention, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment results, exchange rate and political risks, legislative and regulatory developments, changes in the ratings assigned to us by rating agencies, uncertainty as to reinsurance coverage for terrorist acts, availability of dividends from our insurance company subsidiaries, our successful integration of acquired companies or investment in new insurance ventures, our ability to attract and retain qualified employees and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or the Company's actual results for the year 2002 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES Management considers certain of its accounting policies to be critical to the portrayal of the Company's financial condition and results since they require management to establish estimates based on complex and subjective judgments, often including the interplay of specific uncertainties with related accounting measurements. The Company's critical accounting policies include assumptions and estimates relating to loss reserves and foreign investments and operations, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

OPERATING RESULTS FOR THE FIRST THREE MONTHS OF 2002 AS COMPARED TO THE FIRST THREE MONTHS OF 2001

         The Company reported net income of $34 million, or 99 cents per share, for 2002 compared with $10 million, or 36 cents per share, for 2001. Following are the components of net income for the three months ended March 31, 2002 and 2001 (amounts in thousands):

                                                  2002             2001
                                                  ----             ----
Underwriting income (loss)                      $ 18,641         $(25,998)
Insurance services                                 3,450            2,329
Net investment income                             44,152           50,430
Interest expense and other                       (20,499)         (14,985)
                                                --------         --------
  Pretax income before realized
         investment gains                         45,744           11,776
Realized investment gains                          4,963            1,836
Income tax expense and minority interest         (16,311)          (3,346)
                                                --------         --------
  Net income                                    $ 34,396         $ 10,266
                                                ========         ========

UNDERWRITING INCOME (LOSS) Gross and net premiums written increased by 47% and 45%, respectively, in 2002 compared with the earlier-year period. Following is a summary of gross and net premiums written by business segment for the three months ended March 31, 2002 and 2001 (amounts in thousands):

                                Gross Premiums Written                         Net Premiums Written
                                ----------------------                         --------------------
                            2002         2001       % Change              2002         2001       % Change
                            ----         ----       --------              ----         ----       --------
Specialty                 $202,333     $131,385           54%           $179,727     $106,023           70%
Alternative Markets         98,173       52,428           87%             84,580       46,556           82%
Reinsurance                163,546       73,052          124%            133,991       60,824          120%
Regional                   238,319      167,322           42%            183,703      139,465           32%
International               46,218       38,626           20%             40,550       33,724           20%
Discontinued Business        8,619       52,458          (84%)             3,442       45,319          (92%)
                          --------     --------     --------            --------     --------     --------
     Total                $757,208     $515,271           47%           $625,993     $431,911           45%
                          ========     ========     ========            ========     ========     ========

         The increase in gross premiums written reflects generally higher prices and a modest increase in policies. In addition, the reinsurance segment's gross premiums in 2002 included approximately $38 million related to new reinsurance contracts with certain Lloyd's syndicates that underwrite a broad range of mainly short-tail classes of business. The decrease in discontinued business premiums reflects the run-off of personal lines and alternative markets reinsurance following our withdrawal from those markets in the fourth quarter of 2001. Ceded premiums written, expressed as a percentage of gross premiums written, increased to 17.3% from 16.2%.

         Following is a summary of earned premiums and underwriting income
(loss) by business segment for the three months ended March 31, 2002 and 2001 (amounts in thousands):

                           Net Premiums Earned    Underwriting Income (Loss)
                           -------------------    --------------------------
                            2002         2001         2002          2001
                            ----         ----         ----          ----
Specialty                 $140,644     $ 75,137     $  6,935      $ (2,769)
Alternative Markets         45,337       25,618        2,032        (2,985)
Reinsurance                 73,357       64,555          (75)       (6,611)
Regional                   156,581      124,827       12,416        (7,901)
International               39,184       31,777         (744)       (1,269)
Discontinued Business       22,363       57,021       (1,923)       (4,463)
                          --------     --------     --------      --------
     Total                $477,466     $378,935     $ 18,641      $(25,998)
                          ========     ========     ========      ========

         Underwriting income (loss) represents net premiums earned less net loss and loss adjustment expenses incurred and underwriting expenses incurred. In 2002, earned premiums increased 26% to $477 million, losses and loss expenses increased 14% to $311 million and underwriting expenses increased 11% to $147 million.

         The loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 65.1% in 2002 from 71.6% in 2001. The lower ratio reflects the effect of premium rate increases and improved policy terms and conditions. Weather-related losses were $7 million in 2002 compared with $8 million in 2001. The reinsurance segment's 2002 underwriting results also reflect loss recoveries under the Company's aggregate reinsurance agreement. (See Note 4 of "Notes to Consolidated Financial Statements.")

         The underwriting expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 31.0% in 2002 from 35.2% in 2001. The decrease is a result of a 26% increase in earned premiums with no significant change in the general expenses (underwriting expenses other than commissions and premium taxes).

INSURANCE SERVICES Insurance services income represents service fees less related costs and expenses for the insurance services business. Insurance fees increased 15% to $20 million in 2002 as a result of new accounts and higher revenues on existing accounts, and service fee income increased 48% to $3 million.

NET INVESTMENT INCOME Net investment income decreased to $44 million in the first three months of 2002 from $50 million in 2001. Average invested assets were $3,587 million in the first three months of 2002 compared with $3,130 million in 2001. The increase in invested assets reflects proceeds received from stock offerings in 2001 and cash flow from operations. (See "Liquidity and Capital Resources.") The average annualized yield on investments decreased to 5.4% in 2002 from 6.7% in 2001. The decrease reflects lower average yields available on merger arbitrage securities, lower interest rates on invested cash, and the non-accrual of interest on Argentine bonds of approximately $1 million. Interest credited to reinsurers for funds held on their behalf was $4 million in 2002 compared with $2 million in 2001.

INTEREST EXPENSE AND OTHER Interest expense and other represents interest expense, corporate expenses and other miscellaneous income and expenses. Other expenses increased $6 million in 2002 due to an increase in accruals for incentive compensation and other general and administrative expenses.

REALIZED INVESTMENT GAINS (LOSSES) Realized investment gains and losses result from sales of securities and for provisions for other than temporary impairment in securities.

INCOME TAX BENEFIT (EXPENSE) AND MINORITY INTEREST The effective income tax rate was 32% in 2002 and 18% in 2001. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Minority interest represents the portion of the Company's international operations held by outside investors.

FINANCING ACTIVITY

         In February 2002, the Company entered into a one year unsecured bank credit facility which provides for borrowing up to $25 million. The facility replaces a previous bank facility that expired in December 2001.

         At March 31, 2002, the Company's outstanding long-term debt was $363 million (face amount). The maturities of the long term debt are $61 million in 2003, $40 million in 2005, $99 million in 2006, $87 million in 2008 and $76 million in 2022. The Company also has $200 million (face amount) of trust preferred securities that mature in 2045.

         At March 31, 2002, stockholders' equity was $948 million and total capitalization (stockholders' equity, long-term debt and trust preferred securities) was $1,509 million. The percentage of the Company's capital attributable to long-term debt decreased to 24% at March 31, 2002 from 25% at December 31, 2001.

INVESTMENTS As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities which, combined with expected cash flow, it believes adequate to meet foreseeable payment obligations. The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

         The carrying value of the Company's investment portfolio as of March 31, 2002 and December 31, 2001 is as follows (amounts in millions):

                                         MARCH     DECEMBER
                                          2002       2001
                                          ----       ----
Fixed maturities and invested cash       $3,043     $2,980
Equity securities available for sale        113        109
Equity securities trading account(a)        541        509
                                         ------     ------
      Total                              $3,697     $3,598
                                         ======     ======

(a) Represents trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account equity securities sold but not yet purchased.

FIXED MATURITIES AND INVESTED CASH The Company's investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At March 31, 2002 as compared with December 31, 2001, the fixed maturities portfolio mix was as follows: U.S. Government securities and cash equivalents were 34% (35% in 2001); state and municipal securities were 20% (20% in 2001); corporate securities were 18% (19% in 2001); mortgage-backed securities were 24% (22% in 2001); and foreign bonds were 4% (4% in 2001).

EQUITY SECURITIES AVAILABLE FOR SALE Equity securities available for sale represent primarily investments in common and preferred stocks of publicly traded real estate investment trusts (REITs).

EQUITY SECURITIES TRADING ACCOUNT The equity securities trading account is comprised of merger arbitrage securities, which represent 88% of the trading account securities, and convertible arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Convertible arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities.

         In the second quarter of 2002 the Company shifted approximately $150 million from the merger arbitrage account to other investments.

         As described in Note 9 of "Notes to Consolidated Financial Statements," Argentina experienced substantial economic turmoil during 2001 and 2002. Given the inherent uncertainty and complexity of the situation, considerable judgment was used by management to establish its estimates with respect to its investments and operations in Argentina using all information available. These estimates may change as more information becomes available.

         For background information concerning discussion of the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2001 to March 31, 2002, and the overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 2001.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has a pending arbitration proceeding pertaining to the interpretation of a contract provision contained in certain reinsurance agreements. As of March 31, 2002, the net amount recoverable by the Company from the reinsurer under these reinsurance agreements was approximately $44 million. Management believes that its interpretation of the contract is correct and intends to vigorously pursue this matter in arbitration. In addition, the Company has two pending arbitration proceedings pertaining to reinsurance contract coverage issues where the Company is the assuming reinsurer. The Company's estimate of its remaining liabilities under these assumed contracts is based on information currently available and is reflected in reserves for losses and loss expenses. These proceedings are all in the initial stages of development.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number
         ------
          None

         (b)      Reports on Form 8-K

         During the quarter ended March 31, 2002, the Company filed the following Reports on Form 8-K:

         Report dated February 5, 2002 with respect to a press release announcing (i) increase in reinsurance reserves established by the Company for its discontinued alternative markets reinsurance business and its treaty reinsurance business; (ii) realized losses for a reduction in the carrying value of investments held by a subsidiary in Argentina; and (iii) its expected financial results for the fourth quarter of 2001 and outlook for 2002 (under
Item 5 of Form 8-K).

         Report dated February 6, 2002 with respect to a press release announcing the formation of Berkley Capital Underwriters, LLC (under Item 5 of Form 8-K).

         Report dated February 14, 2002 with respect to a press release announcing the results of operations of the Company for the year ended December 31, 2001 (under Item 5 of Form 8-K).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




         W. R. BERKLEY CORPORATION




Date:    May 14, 2002       /s/   WILLIAM R. BERKLEY
                           ------------------------------
         William R. Berkley
         Chairman of the Board and
         Chief Executive Officer





Date:    May 14, 2002       /s/   EUGENE G. BALLARD
                           ------------------------------
         Eugene G. Ballard
         Senior Vice President,
         Chief Financial Officer
         and Treasurer