Form 10-Q
period 2002-06-30
BERKLEY W R CORP
filed 2002-08-13
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       or
[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                  For the Transition Period from      to     .
                                                 ----    ----

                          Commission File Number 0-7849

                            W. R. BERKLEY CORPORATION

             (Exact name of registrant as specified in its charter)


     Delaware                                                    22-1867895
     ----------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)


       475 Steamboat Road, Greenwich, Connecticut                     06830
     ----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


                                 (203) 629-3000
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
     ----------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.



Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

Number of shares of common stock, $.20 par value, outstanding as of August 6, 2002: 50,190,898

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                  June 30,         December 31,
                                                                                    2002               2001
                                                                                -----------        -----------
Assets                                                                          (Unaudited)
------
Investments:
  Invested cash                                                                 $   337,757        $   524,554
  Fixed maturity securities:
    Held to maturity, at cost (fair value $204,650 and $167,559)                    189,125            156,464
    Available for sale, at fair value (cost $2,764,427 and $2,236,321)            2,826,772          2,294,326
  Equity securities, at fair value:
    Available for sale (cost $145,799 and $93,710)                                  158,140             99,813
    Trading account (cost $223,045 and $213,221)                                    219,531            211,291
  Other investments                                                                  45,235             16,888
Cash                                                                                 29,253              9,533
Premiums and fees receivable                                                        699,949            537,814
Due from reinsurers                                                                 669,491            716,398
Accrued investment income                                                            39,509             35,926
Prepaid reinsurance premiums                                                        142,047            103,667
Deferred policy acquisition costs                                                   257,268            224,110
Real estate, furniture & equipment at cost, less accumulated depreciation           124,511            118,344
Deferred federal and foreign income taxes                                            52,799             99,921
Goodwill                                                                             59,021             59,021
Trading account receivable from brokers and clearing organizations                  162,891            351,707
Other assets                                                                         64,083             73,732
                                                                                -----------        -----------
       Total assets                                                             $ 6,077,382        $ 5,633,509
                                                                                ===========        ===========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Reserves for losses and loss expenses                                         $ 2,895,078        $ 2,817,682
  Unearned premiums                                                               1,155,825            879,640
  Due to reinsurers                                                                 145,713            139,322
  Trading securities sold but not yet purchased, at fair value
    (proceeds $54,028 and $58,331)                                                   49,698             56,990
  Other liabilities                                                                 239,128            215,220
  Long-term debt                                                                    362,769            370,554
                                                                                -----------        -----------
       Total liabilities                                                          4,848,211          4,479,408
                                                                                -----------        -----------

Trust preferred securities                                                          198,231            198,210
Minority interest                                                                    18,319             24,296
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; issued and outstanding - none                           --                 --
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 50,181,470 and 49,860,774 shares                        12,991             12,991
  Additional paid-in capital                                                        655,032            654,936
  Retained earnings                                                                 520,275            467,185
  Accumulated other comprehensive income                                             58,741             37,340
  Treasury stock, at cost, 14,774,296 and 15,094,992 shares                        (234,418)          (240,857)
                                                                                -----------        -----------
       Total stockholders' equity                                                 1,012,621            931,595
                                                                                -----------        -----------
       Total liabilities and stockholders' equity                               $ 6,077,382        $ 5,633,509
                                                                                ===========        ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                                                For the Three Months                   For the Six Months
                                                                   Ended June 30,                        Ended June 30,
                                                           ------------------------------        ------------------------------
                                                               2002               2001               2002               2001
                                                           -----------        -----------        -----------        -----------
Revenues:
  Net premiums written                                     $   592,095        $   453,888        $ 1,218,088        $   885,799
  Change in unearned premiums                                  (82,407)           (35,828)          (230,934)           (88,804)
                                                           -----------        -----------        -----------        -----------
    Premiums earned                                            509,688            418,060            987,154            796,995
  Net investment income                                         44,564             50,368             88,716            100,798
  Service fees                                                  20,924             19,111             41,117             36,703
  Realized investment gains (losses)                            (8,449)             2,561             (3,486)             4,397
  Other income                                                     208                897                320              1,257
                                                           -----------        -----------        -----------        -----------
    Total revenues                                             566,935            490,997          1,113,821            940,150

Expenses:
  Losses and loss expenses                                     336,515            296,653            647,116            568,121
  Other operating expenses                                     181,883            169,319            356,326            321,942
  Interest expense                                              11,330             11,412             22,465             22,862
                                                           -----------        -----------        -----------        -----------
       Total expenses                                          529,728            477,384          1,025,907            912,925
                                                           -----------        -----------        -----------        -----------
    Income before income taxes and minority interest            37,207             13,613             87,914             27,225

Income tax expense                                             (15,563)            (3,074)           (31,785)            (5,558)
Minority interest                                                5,730               (941)             5,641             (1,803)
                                                           -----------        -----------        -----------        -----------

    Net income                                             $    27,374        $     9,598        $    61,770        $    19,864
                                                           ===========        ===========        ===========        ===========

Net income per share:
  Basic                                                    $      0.55        $       .22        $      1.23        $       .47
                                                           ===========        ===========        ===========        ===========
  Diluted                                                  $      0.52        $       .21        $      1.18        $       .45
                                                           ===========        ===========        ===========        ===========
Average shares outstanding:
  Basic                                                         50,125             43,485             50,020             41,963
                                                           ===========        ===========        ===========        ===========
  Diluted                                                       52,399             45,077             52,304             43,865
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                    ------------------------------
                                                                        2002               2001
                                                                    -----------        -----------
Cash flows from operating activities:
  Net income                                                        $    61,770        $    19,864
  Adjustments to reconcile net income to cash
      flows provided by operating activities:
    Minority interest                                                    (5,641)             1,803
    Change in reserves for losses
      and loss expenses, net                                            120,071             34,955
    Depreciation and amortization                                         8,840              9,272
    Change in unearned premiums and
      prepaid reinsurance premiums                                      236,037             88,622
    Change in premiums and fees receivable                             (156,261)           (58,939)
    Change in federal and foreign income taxes                           28,336              3,369
    Change in deferred policy acquisition cost                          (33,158)           (19,257)
    Realized investment (gains) losses                                    3,486             (4,397)
    Other, net                                                          (24,026)           (32,144)
                                                                    -----------        -----------
      Net cash flows provided by operating activities
        before trading account                                          239,454             43,148
  Decrease (increase) in trading account securities,
      receivables and payables, net                                     173,288             (6,418)
                                                                    -----------        -----------
      Net cash flows provided by operating activities                   412,742             36,730
                                                                    -----------        -----------

Cash flows used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale                        374,818            281,031
    Equity securities                                                    13,282             17,983
    Maturities and prepayments of fixed maturity securities             119,401             83,215
  Cost of purchases, excluding trading account:
    Fixed maturity securities available for sale                     (1,026,010)          (427,746)
    Equity securities                                                   (94,477)           (10,526)
  Change in balances due to/from security brokers                        46,386             (7,892)
  Net additions to real estate, furniture and equipment                 (15,672)            (9,913)
  Sale (purchase) of subsidiary                                          (2,066)             2,348
  Other, net                                                             (6,604)               969
                                                                    -----------        -----------
    Net cash flows used in investing activities                        (590,942)           (70,531)
                                                                    -----------        -----------

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                 --            121,400
  Repayment and repurchase of debt                                       (8,000)           (10,000)
  Cash dividends                                                         (8,571)            (7,096)
  Net proceeds from stock options exercised                               6,534              4,966
  Other, net                                                             21,161              2,858
                                                                    -----------        -----------

    Net cash flows provided by (used in) financing activities            11,124            112,128
                                                                    -----------        -----------

    Net increase in cash and invested cash                             (167,076)            78,327
Cash and invested cash at beginning of year                             534,086            309,131
                                                                    -----------        -----------
    Cash and invested cash at end of period                         $   367,010        $   387,458
                                                                    ===========        ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                     $    22,725        $    22,758
                                                                    ===========        ===========
  Federal income taxes paid, net                                    $     3,448        $     1,230
                                                                    ===========        ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

2.         ACCOUNTING CHANGES

           Effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of adopting Statement No. 142, the Company's goodwill is no longer being amortized. Pursuant to Statement No. 142, goodwill must be periodically tested for impairment. The Company's initial impairment review indicated that there was no goodwill impairment as of January 1, 2002.

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

3.         EARNINGS PER SHARE

           Basic earnings per share data is based upon the weighted average number of shares outstanding during the period. Diluted earnings per share data reflects the potential dilution that would occur if options granted under employee stock-based compensation plans were exercised. Shares issued in connection with loans to shareholders are not considered to be outstanding for the purpose of calculating basic earnings per share amounts. The related amounts due from shareholders are excluded from stockholders' equity.

           Per share amounts have been adjusted to reflect the 3-for-2 common stock split effected July 2, 2002.

4.         REINSURANCE CEDED

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

           Earned premiums and losses and loss expenses ceded under the aggregate reinsurance agreement and other reinsurance contracts are as follows (amounts in thousands):

                                               Three Months                   Six Months
                                              Ended June 30,                Ended June 30,
                                         -----------------------       -----------------------
                                           2002           2001           2002           2001
                                         --------       --------       --------       --------
Ceded premiums earned:
  Aggregate reinsurance agreement:
    Individual losses                    $ 19,172             --       $ 39,172             --
    Aggregate losses                        6,250         15,000         12,500         15,000
  Other reinsurance contracts              77,335         76,510        145,269        153,211
                                         --------       --------       --------       --------
    Total                                $102,757       $ 91,510       $196,941       $168,211
                                         ========       ========       ========       ========

Ceded losses and loss expenses:
  Aggregate reinsurance agreement:
    Individual losses                    $  8,977             --       $ 21,977             --
    Aggregate losses                       11,250         27,000         22,500         27,000
  Other reinsurance contracts              41,234         34,146         77,807        103,490
                                         --------       --------       --------       --------
    Total                                $ 61,461       $ 61,146       $122,284       $130,490
                                         ========       ========       ========       ========



5.         GOODWILL AND OTHER INTANGIBLE ASSETS

           In accordance with FASB Statement No. 142, all of the Company's goodwill will no longer be amortized. In prior periods, goodwill amortization had been expensed primarily in the alternative markets segment. A reconciliation of the prior year's reported net income to adjusted net income had Statement No. 142 and the reclassification provisions of Statement No. 141 been applied as of January 1, 2001 follows (amount in thousands, except per share data):


                                                             For Six Months
                                                           Ended June 30, 2001
                                                    ---------------------------------
                                                                 Basic       Diluted
                                                               Earnings     Earnings
                                                    Amount     Per Share    Per Share
                                                    ------     ---------    ---------
    Reported net income                             $19,864     $0.47      $0.45
    Add back goodwill amortization (net of tax)       1,590      0.04       0.04
                                                    -------      ----       ----
               Adjusted net income                  $21,454     $0.51      $0.49
                                                    =======      ====       ====



                                                           For the Three Months
                                                           Ended June 30, 2001
                                                    ---------------------------------
                                                                 Basic       Diluted
                                                               Earnings     Earnings
                                                    Amount     Per Share    Per Share
                                                    ------     ---------    ---------

Reported net income                                $ 9,598     $.22         $.21
Add back goodwill amortization
  (net of tax)                                         795      .02          .02
                                                   -------     ----         ----
Adjusted net income                                $10,393     $.24         $.23
                                                   =======     ====         ====


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

6.         COMPREHENSIVE INCOME

           The differences between comprehensive income and net income are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (amounts in thousands):

                                                                                 For the three months         For the six months
                                                                                    Ended June 30,              Ended June 30,
                                                                                ----------------------      ----------------------
                                                                                  2002          2001          2002          2001
                                                                                --------      --------      --------      --------
    Net income                                                                  $ 27,374      $  9,598      $ 61,770      $ 19,864
                                                                                --------      --------      --------      --------

    Other comprehensive income:

        Unrealized foreign exchange gains (losses)                                 5,029            77         5,001          (383)
        Unrealized holding gains (losses) on investment securities arising during the period, net of taxes
                                                                                  38,038       (14,321)       17,277         4,060
        Reclassification adjustment for realized gains (losses) included in net income, net of taxes and minority interest
                                                                                  (4,103)        1,665          (877)        2,858
                                                                                --------      --------      --------      --------

    Other comprehensive income (loss)                                             38,964       (12,579)       21,401         6,535
                                                                                --------      --------      --------      --------

    Comprehensive income (loss)                                                 $ 66,338      $ (2,981)     $ 83,171      $ 26,399
                                                                                ========      ========      ========      ========

7.         INDUSTRY SEGMENTS

           The Company's operations are presently conducted through five segments of the insurance business: specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); reinsurance; regional property casualty insurance; and international. The specialty segment's business is principally within the excess and surplus lines, professional liability, commercial transportation and surety markets. The Company's alternative markets segment specializes in developing, insuring and administering self-insurance programs and various alternative risk transfer mechanisms for employers, employer groups, insurers and alternative markets funds. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The regional property casualty insurance segment principally provides commercial property casualty insurance products. The international segment writes property and casualty insurance, as well as life insurance, in Argentina and the Philippines. For the six months ended June 30, 2002 and 2001, the international segment wrote life insurance net written premiums of $12.8 million and $15.7 million, respectively. During 2001, the Company discontinued its regional personal lines business and the alternative markets division of its reinsurance segment. These discontinued businesses are now being managed and reported collectively as a separate discontinued business segment. Prior period segment information has been restated to reflect these changes.

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

                                                                                                          INCOME
                                                                            REVENUES                       (LOSS)
                                                            ---------------------------------------        BEFORE       INCOME TAX
                                              INVESTMENT    UNAFFILIATED     INTER-                        INCOME       (EXPENSE)
(AMOUNTS IN THOUSANDS)                          INCOME       CUSTOMERS      SEGMENT         TOTAL          TAXES         BENEFITS
                                                ------       ---------      -------         -----          -----         --------
For the three months ended June 30, 2002:
  Specialty                                   $  11,457      $ 174,158     $     475      $ 174,633      $  34,512      $ (13,615)
  Alternative Markets                             9,207         81,161           705         81,866         14,895         (4,514)
  Reinsurance                                    11,359        104,053           456        104,509          6,634         (2,450)
  Regional                                       11,188        184,172           849        185,021         20,336         (6,366)
  International                                     711          8,027            --          8,027        (13,687)          (133)
  Discontinued Business                           1,147         13,768            --         13,768         (4,600)         1,610
  Corporate other
    and Eliminations                               (505)         1,596        (2,485)          (889)       (20,883)         9,905
                                              ---------      ---------     ---------      ---------      ---------      ---------
  Consolidated                                $  44,564      $ 566,935     $      --      $ 566,935      $  37,207      $ (15,563)
                                              =========      =========     =========      =========      =========      =========
For the three months ended June 30, 2001:
  Specialty                                   $  10,152      $ 102,118     $     576      $ 102,694      $  12,351      $  (3,260)
  Alternative Markets                             9,521         55,379           458         55,837          9,244         (3,221)
  Reinsurance                                    11,179         61,631           592         62,223          6,783         (2,478)
  Regional                                       13,414        153,369           320        153,689         11,873         (2,969)
  International                                   3,213         37,444            --         37,444          3,983         (1,601)
  Discontinued Business                           2,504         78,855            --         78,855        (14,539)         6,412
  Corporate other
    and Eliminations                                385          2,201        (1,946)           255        (16,082)         4,043
                                              ---------      ---------     ---------      ---------      ---------      ---------
  Consolidated                                $  50,368      $ 490,997     $      --      $ 490,997      $  13,613      $  (3,074)
                                              =========      =========     =========      =========      =========      =========

           Interest expense for the reinsurance and alternative market segment was $581,000 and $772,000 for the three months ended June 30, 2002 and 2001, respectively. Corporate interest expense (net of intercompany amounts) was $10,749,000 and $10,640,000 for the corresponding periods.



                                                                                                           INCOME
                                                                           REVENUES                        (LOSS)
                                                          -----------------------------------------        BEFORE        INCOME TAX
                                           INVESTMENT     UNAFFILIATED     INTER-                          INCOME        (EXPENSE)
(AMOUNTS IN THOUSANDS)                       INCOME        CUSTOMERS      SEGMENT          TOTAL           TAXES          BENEFITS
                                          -----------     -----------   -----------     -----------     -----------     -----------
For the Six months ended June 30, 2002:
  Specialty                               $    22,902     $   326,687   $     1,050     $   327,737     $    53,907     $   (19,900)
  Alternative Markets                          17,961         155,053         1,163         156,216          29,360          (8,642)
  Reinsurance                                  22,208         190,089           914         191,003          19,114          (6,299)
  Regional                                     21,207         351,637         1,177         352,814          43,964         (14,366)
  International                                 2,163          49,543            --          49,543         (12,545)           (853)
  Discontinued Business                         3,016          38,000            --          38,000          (4,654)          1,629
  Corporate other
    and Eliminations                             (741)          2,812        (4,304)         (1,492)        (41,232)         16,646
                                          -----------     -----------   -----------     -----------     -----------     -----------
  Consolidated                            $    88,716     $ 1,113,821   $        --     $ 1,113,821     $    87,914     $   (31,785)
                                          ===========     ===========   ===========     ===========     ===========     ===========
For the Six months ended June 30, 2001:
  Specialty                               $    20,514     $   188,202   $     1,254     $   189,456     $    21,207     $    (4,665)
  Alternative Markets                          19,328         107,500           885         108,385          19,858          (5,781)
  Reinsurance                                  22,656         137,952         1,056         139,008           9,970          (2,434)
  Regional                                     26,567         291,457           681         292,138          17,594          (3,686)
  International                                 6,536          72,633            --          72,633           6,126          (2,196)
  Discontinued Business                         5,077         138,449            --         138,449         (16,430)          5,751
  Corporate other
    and Eliminations                              120           3,957        (3,876)             81         (31,100)          7,453
                                          -----------     -----------   -----------     -----------     -----------     -----------
  Consolidated                            $   100,798     $   940,150   $        --     $   940,150     $    27,225     $    (5,558)
                                          ===========     ===========   ===========     ===========     ===========     ===========

           Interest expense for the reinsurance and alternative market segments was $1,167,000 and $1,537,000 for the six months ended June 30, 2002 and 2001, respectively. Corporate interest expense (net of intercompany amounts) was $21,298,000 and $21,325,000 for the corresponding periods. Identifiable assets by segment are as follows (Amounts in thousands):

                                                      JUNE 30,      DECEMBER 31,
                                                        2002            2001
                                                    -----------     -----------
             Specialty                              $ 1,802,716     $ 1,580,155
             Alternative Markets                        928,870         859,502
             Reinsurance                              2,017,940       1,751,428
             Regional                                 1,570,829       1,462,861
             International                              154,360         209,473
             Discontinued business                      238,180         289,313
             Corporate other and Elimination           (635,513)       (519,223)
                                                    -----------     -----------
             Consolidated                           $ 6,077,382     $ 5,633,509
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

           The Company has a pending arbitration proceeding pertaining to the interpretation of the contract terms in two reinsurance agreements. The reinsurer's interpretation of the contract terms would reduce the amount due from the reinsurer, as reflected in the balance sheet as of June 30, 2002, by approximately $46 million undiscounted. Although the ultimate outcome of this matter cannot be determined, management believes that its interpretation of the contract is correct and intends to vigorously pursue this matter in arbitration.

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

           In the fourth quarter of 2001, the Argentine government undertook a series of measures that included the default and restructuring of its sovereign debt, the introduction of floating exchange rates and devaluation of the peso, and various government-imposed restrictions on the banking system and commercial transactions in general. Following an analysis of the impact of these measures, the Company recognized an impairment loss on its investments in Argentine sovereign bonds of $18 million as of December 31, 2001. Economic conditions and the market values of Argentine sovereign bonds continued to decline in 2002 and, as a result, the Company recognized an additional impairment loss on its investment in Argentine sovereign bonds of $9 million in the second quarter of 2002. The remaining amortized cost and market value of the Company's Argentine sovereign bonds was approximately $40 million and $20 million, respectively, as of June 30 2002.

           The Company has also begun the process of extinguishing its life insurance policies sold in Argentina. The Company does not expect that the extinguishments of these policies will have a material effect on its financial condition or result of operations.

           At June 30, 2002, Berkley International LLC's capital investment in the Argentine subsidiary was approximately $25 million and the Company's share of the capital investment (net minority interest) was approximately $16 million.

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

11.        SAFE HARBOR STATEMENT

     This is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2002 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the ultimate results of the various pending arbitration proceedings, the increased level of our retention, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment results and potential impairment of invested assets, exchange rate and political risks, legislative and regulatory developments, changes in the ratings assigned to us by ratings agencies, uncertainty as to our reinsurance coverage for terrorist acts, the availability of dividends from our insurance company subsidiaries, our successful integration of acquired companies or investment in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2002 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

OPERATING RESULTS FOR THE FIRST SIX MONTHS OF 2002 AS COMPARED TO THE FIRST SIX MONTHS OF 2001

           The Company reported net income of $62 million, or $1.18 cents per share, for 2002 compared with $20 million, or 45 cents per share, for 2001. Following are the components of net income for the six months ended June 30, 2002 and 2001 (amounts in thousands):

                                                               2002          2001
                                                            ---------     ---------
                Underwriting income (loss)                  $  36,072     $ (51,547)
                Insurance services                              6,984         4,410
                Net investment income                          88,716       100,798
                Interest expense and other                    (40,372)      (30,833)
                                                            ---------     ---------
                  Pretax income before realized
                           investment gains (losses)           91,400        22,828
                Realized investment gains (losses)             (3,486)        4,397
                Income tax expense and minority interest      (26,144)       (7,361)
                                                            ---------     ---------
                  Net income                                $  61,770     $  19,864
                                                            =========     =========


UNDERWRITING INCOME (LOSS) Gross and net premiums written increased by 39.1% and 37.5%, respectively, in 2002 compared with the earlier-year period. Following is a summary of gross and net premiums written by business segment for the six months ended June 30, 2002 and 2001 (amounts in thousands):

                                    Gross Premiums Written                 Net Premiums Written
                             -----------------------------------    -----------------------------------
                                2002          2001      % Change       2002          2001      % Change
                                ----          ----      --------       ----          ----      --------
    Specialty                $  435,038    $  273,664     59.0%     $  382,825    $  231,731     65.2%
    Alternative Markets         146,040        78,914     85.1%        126,637        70,398     79.9%
    Reinsurance                 340,625       151,703    124.5%        277,067       111,055    149.5%
    Regional                    475,005       337,697     40.7%        376,358       285,708     31.7%
    International                60,191        80,697    (25.4)%        52,256        70,641    (26.0)%
    Discontinued Business        10,312       131,759    (92.2)%         2,945       116,266    (97.5)%
                             ----------    ----------               ----------    ----------
         Total               $1,467,211    $1,054,434     39.1%     $1,218,088    $  885,799     37.5%
                             ==========    ==========               ==========    ==========

           The increase in gross premiums written reflects generally higher prices and a modest increase in policies. In addition, the reinsurance segment's gross premiums in 2002 includes approximately $70 million related to new reinsurance contracts with certain Lloyd's syndicates that underwrite a broad range of mainly short-tail classes of business. The decrease in international premiums reflects the effect of the lower exchange rate for the Argentine peso. The decrease in discontinued business premiums reflects the run-off of personal lines and alternative markets reinsurance following our withdrawal from those markets in the fourth quarter of 2001.

           Following is a summary of earned premiums and underwriting income
(loss) by business segment for the six months ended June 30, 2002 and 2001 (amounts in thousands):

                                 Net Premiums Earned    Underwriting Income (Loss)
                                --------------------    --------------------------
                                  2002        2001          2002         2001
                                --------    --------      --------     --------
    Specialty                   $302,198    $167,233      $ 28,369     $ (1,018)
    Alternative Markets           96,824      53,370         3,040       (3,117)
    Reinsurance                  165,115     113,902        (5,611)     (13,973)
    Regional                     328,643     263,368        19,793      (11,176)
    International                 59,390      65,750        (1,849)        (758)
    Discontinued Business         34,984     133,372        (7,670)     (21,505)
                                --------    --------      --------     --------
         Total                  $987,154    $796,995      $ 36,072     $(51,547)
                                ========    ========      ========     ========

           Underwriting income (loss) represents net premiums earned less net loss and loss adjustment expenses incurred and underwriting expenses incurred. In 2002, earned premiums increased 24% to $987 million, losses and loss expenses increased 14% to $647 million and underwriting expenses increased 8% to $304 million.

           The loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 65.6% in 2002 from 71.3% in 2001. The lower ratio reflects the effect of premium rate increases and improved policy terms and conditions. Weather-related losses were $28 million in 2002 compared with $40 million in 2001. The reinsurance segment's 2002 underwriting results also reflect loss recoveries under the Company's aggregate reinsurance agreement. (See Note 4 of "Notes to Consolidated Financial Statements.")

           The underwriting expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 30.8% in 2002 from 35.2% in 2001. The decrease is a result of a 24% increase in earned premiums with no significant change in the general expenses (underwriting expenses other than commissions and premium taxes).

INSURANCE SERVICES Insurance services income represents service fees less related costs and expenses for the insurance services business. Service fees increased 12% to $41 million in 2002 as a result of new accounts and higher revenues on existing accounts, and service fee income increased 58% to $7 million.

NET INVESTMENT INCOME Net investment income decreased to $89 million in the first six months of 2002 from $101 million in 2001. Average invested assets were $3,665 million in the first six months of 2002 compared with $3,176 million in 2001. The increase in invested assets reflects proceeds received from stock offerings in 2001 and cash flow from operations. (See "Liquidity and Capital Resources.") The average annualized yield on investments decreased to 5.4% in 2002 from 6.6% in 2001. The decrease reflects lower average yields available on arbitrage securities, lower interest rates and the non-accrual of interest income on Argentine sovereign bonds. Interest credited to reinsurers for funds held on their behalf was $10 million in 2002 compared with $4 million in 2001.

INTEREST EXPENSE AND OTHER Interest expense and other represents interest expense, corporate expenses and other miscellaneous income and expenses. Other expenses increased $10 million in 2002 due to an increase in accruals for incentive compensation and other general and administrative expenses.

REALIZED INVESTMENT GAINS (LOSSES) Realized investment gains and losses result from sales of securities and for provisions for other than temporary impairment in securities. During 2002 the Company recognized an impairment loss on its investment in Argentine sovereign bonds of $9 million. (See Note 9 of "Notes to Consolidated Financial Statements.")

INCOME TAX BENEFIT (EXPENSE) AND MINORITY INTEREST The effective income tax rate was 36% in 2002 and 20% in 2001. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income and non-deductible foreign losses. Minority interest represents the portion of the Company's international operations held by outside investors.

OPERATING RESULTS FOR THE SECOND QUARTER OF 2002 AS COMPARED TO THE SECOND QUARTER OF 2001

           The Company reported net income of $27 million, or 52 cents per share, for 2002 compared with $10 million, or 21 cents per share, for 2001. Following are the components of net income for the quarters ended June 30, 2002 and 2001 (amounts in thousands):

                                                              2002         2001
                                                            --------     --------
                Underwriting income (loss)                  $ 17,431     $(25,549)
                Insurance services                             3,534        2,081
                Net investment income                         44,564       50,368
                Interest expense and other                   (19,873)     (15,848)
                                                            --------     --------
                  Pretax income before realized
                           investment gains (losses)          45,656       11,052
                Realized investment gains (losses)            (8,449)       2,561
                Income tax expense and minority interest      (9,833)      (4,015)
                                                            --------     --------
                  Net income                                $ 27,374     $  9,598
                                                            ========     ========


UNDERWRITING INCOME (LOSS) Gross and net premiums written increased by 32% and 30%, respectively, in 2002 compared with the earlier-year period. Following is a summary of gross and net premiums written by business segment for the quarters ended June 30, 2002 and 2001 (amounts in thousands):

                                         Gross Premiums Written                         Net Premiums Written
                                ----------------------------------------      ----------------------------------------
                                   2002            2001         % Change        2002             2001         % Change
                                   ----            ----         --------        ----             ----         --------
    Specialty                   $ 232,705       $ 142,279        63.6%        $ 203,098        $ 125,708        61.6%
    Alternative Markets            47,867          26,486        80.7%           42,057           23,842        76.4%
    Reinsurance                   177,079          78,651       125.1%          143,076           50,231       184.8%
    Regional                      236,686         170,375        38.9%          192,655          146,243        31.7%
    International                  13,973          42,071       (66.8)%          11,706           36,917       (68.3)%
    Discontinued Business           1,693          79,301       (97.9)%            (497)          70,947      (100.7)%
                                ---------       ---------                     ---------        ---------
         Total                  $ 710,003       $ 539,163        31.7%        $ 592,095        $ 453,888        30.4%
                                =========       =========                     =========        =========

           The increase in gross premiums written reflects generally higher prices and a modest increase in policies. In addition, the reinsurance segment's gross premiums in 2002 included approximately $32 million related to new reinsurance contracts with certain Lloyd's syndicates that underwrite a broad range of mainly short-tail classes of business. The decrease in international premiums reflects the effect of the lower exchange rate for the Argentine peso. The decrease in discontinued business premiums reflects the run-off of personal lines and alternative markets reinsurance following our withdrawal from those markets in the fourth quarter of 2001.

           Following is a summary of earned premiums and underwriting income
(loss) by business segment for the quarters ended June 30, 2002 and 2001 (amounts in thousands):

                                  Net Premiums Earned        Underwriting Income (Loss)
                                -----------------------      --------------------------
                                  2002           2001           2002            2001
                                --------       --------       --------        --------
    Specialty                   $161,554       $ 92,096       $ 21,434        $  1,751
    Alternative Markets           51,487         27,752          1,008            (132)
    Reinsurance                   91,758         49,347         (5,536)         (7,362)
    Regional                     172,062        138,541          7,377          (3,275)
    International                 20,206         33,973         (1,105)            511
    Discontinued Business         12,621         76,351         (5,747)        (17,042)
                                --------       --------       --------        --------
         Total                  $509,688       $418,060       $ 17,431        $(25,549)
                                ========       ========       ========        ========

           Underwriting income (loss) represents net premiums earned less net loss and loss adjustment expenses incurred and underwriting expenses incurred. In 2002, earned premiums increased 22% to $510 million, losses and loss expenses increased 13% to $337 million and underwriting expenses increased 6% to $156 million.

           The loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 66.0% in 2002 from 71.0% in 2001. The lower ratio reflects the effect of premium rate increases and improved policy terms and conditions. Weather-related losses were $21 million in 2002 compared with $31 million in 2001. The reinsurance segment's 2002 underwriting results also reflect loss recoveries under the Company's aggregate reinsurance agreement. (See Note 4 of "Notes to Consolidated Financial Statements.")

           The underwriting expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 30.6% in 2002 from 35.1% in 2001. The decrease is a result of a 22% increase in earned premiums with no significant change in the general expenses (underwriting expenses other than commissions and premium taxes).

INSURANCE SERVICES Insurance services income represents service fees less related costs and expenses for the insurance services business. Service fees increased 10% to $21 million in 2002 as a result of new accounts and higher revenues on existing accounts, and service fee income increased 70% to $3.5 million.

NET INVESTMENT INCOME Net investment income decreased to $45 million in the second quarter of 2002 from $50 million in 2001, generally for the reason discussed above.

FINANCING ACTIVITY

           At June 30, 2002, the Company's outstanding long-term debt was $366 million (face amount). The maturities of the long term debt are $61 million in 2003, $40 million in 2005, $100 million in 2006, $89 million in 2008 and $76 million in 2022. The Company also has $200 million (face amount) of trust preferred securities that mature in 2045.

           At June 30, 2002, stockholders' equity was $1,013 million and total capitalization (stockholders' equity, long-term debt and trust preferred securities) was $1,574 million. The percentage of the Company's capital attributable to long-term debt decreased to 23% at June 30, 2002 from 25% at December 31, 2001.

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

           The carrying value of the Company's investment portfolio as of June 30, 2002 and December 31, 2001 is as follows (amounts in millions):

                                                             JUNE       DECEMBER
                                                             2002         2001
                                                            ------       ------
                 Fixed maturities and invested cash         $3,354       $2,975
                 Equity securities available for sale          158          100
                 Equity securities trading account(a)          333          506
                 Other Investments                              45           17
                                                            ------       ------
                       Total                                $3,890       $3,598
                                                            ======       ======

(a) Represents trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account equity securities sold but not yet purchased.

FIXED MATURITIES AND INVESTED CASH The Company's investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At June 30, 2002 as compared with December 31, 2001, the fixed maturities portfolio mix was as follows: U.S. Government securities and cash equivalents were 31% (35% in 2001); state and municipal securities were 20% (20% in 2001); corporate securities were 18% (19% in 2001); mortgage-backed securities were 26% (22% in 2001); and foreign bonds were 5% (4% in 2001).

EQUITY SECURITIES AVAILABLE FOR SALE Equity securities available for sale represent primarily investments in common and preferred stocks of publicly traded real estate investment trusts (REITs).

EQUITY SECURITIES TRADING ACCOUNT The equity securities trading account is comprised of merger arbitrage securities, which represent 80% (92% in 2001) of the trading account securities, and convertible arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Convertible arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities.

OTHER INVESTMENTS Other investments consist of the Company's equity investment in an insurance affiliate, Kiln plc, and other minority investments in privately-held securities and limited partnerships. In 2002, the Company purchased a 20.1% ownership in U.K based Kiln plc (for approximately $29 million), which conducts international insurance and reinsurance underwriting through Lloyd's syndicates. The Company also entered into a qualifying quota share reinsurance agreement with Kiln for the 2002 year of account.

OTHER MATTERS As described in Note 9 of "Notes to Consolidated Financial Statements," Argentina experienced substantial economic turmoil during 2001 and 2002. Given the inherent uncertainty and complexity of the situation, considerable judgment was used by management to establish its estimates with respect to its investments and operations in Argentina using all information available. These estimates may change as more information becomes available.

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

           The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2001 to June 30, 2002, and the overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

           The Company has a pending arbitration proceeding pertaining to the interpretation of the contract terms contained in two reinsurance agreements. The reinsurer's interpretation of the contract terms would reduce the amount due from the reinsurer, as reflected in the balance sheet as of June 30, 2002, by approximately $46 million undiscounted. Although the ultimate outcome of this matter cannot be determined, management believes that its interpretation of the contract is correct and intends to vigorously pursue this matter in arbitration.

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

Item 2. Changes in Securities and Use of Proceeds

           On May 14, 2002, the Company issued 192 shares of its Common
Stock to each of its eight directors (1,526 shares in the aggregate).
The shares were issued as a portion of annual director's fees pursuant to the Company's 1997 Director Stock Plan. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) thereof for transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Stockholders on May 14, 2002. The meeting involved the election of directors for a term to expire at the Annual Meeting of Stockholders to be held in the year 2005, the approval of the
W. R. Berkley Corporation Annual Incentive Compensation Plan and the ratification of the appointment of independent auditors for the year 2002. The directors elected and the results of the voting are as follows:

           (i)       Election of Directors:

           Nominee                                Votes For      Votes Withheld
           -------                                ---------      --------------
           Richard G. Merrill                     32,443,271     302,168

           Jack H. Nusbaum                        32,217,916     527,523

           Mark L. Shapiro                        32,444,831     300,608

           (ii) Approval of the W. R. Berkley Corporation Annual Incentive Compensation Plan:

           Votes For    Votes Against, Abstained or Withheld
           ---------    ------------------------------------
           31,514,804   1,230,625


           (iii)     Ratification of Auditors:

           Votes For    Votes Against, Abstained or Withheld
           ---------    ------------------------------------
           32,468,964   276,475

Item 6.  Exhibits and Reports on Form 8-K

           (a)       Exhibits

           Number

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)       Reports on Form 8-K

           During the quarter ended June 30, 2002, the Company filed the following Reports on Form 8-K:

               1. Report dated April 17, 2002, with respect to a press release announcing the resignation of a director of the Company (Under Item 5 or Form 8-K).

               2. Report dated April 29, 2002, with respect to a press release announcing result of operations of the Company for the first quarter of 2002 (Under Item 5 or Form 8-K).

               3. Report dated May 17, 2002, with respect to a press release announcing a 3-for-2 split of the Company's common stock to be paid in form of a stock dividend on July 2, 2002 to the holders of record on June 17, 2002 and a regular quarterly cash dividend (Under Item 5 of Form 8-K).

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




           W. R. BERKLEY CORPORATION




Date:      August 13, 2002      /s/   WILLIAM R. BERKLEY
                               ------------------------------
           William R. Berkley
           Chairman of the Board and
           Chief Executive Officer





Date:      August 13, 2002      /s/   EUGENE G. BALLARD
                               ------------------------------
           Eugene G. Ballard
           Senior Vice President,
           Chief Financial Officer
           and Treasurer