Form 10-Q
period 2002-09-30
BERKLEY W R CORP
filed 2002-11-12
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                  For the Transition Period from ____ to ____.

                          Commission File Number 0-7849

                            W. R. BERKLEY CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                         22-1867895
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


       475 Steamboat Road, Greenwich, Connecticut                  06830
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

Yes  X    No

Number of shares of common stock, $.20 par value, outstanding as of November 4, 2002: 50,221,105

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                              September 30,    December 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                              (Unaudited)
Assets
Investments:
  Invested cash                                                               $   354,849      $   524,554
  Fixed maturity securities:
    Held to maturity, at cost (fair value $229,061 and $167,559)                  204,986          156,464
    Available for sale, at fair value (cost $2,918,037 and $2,236,321)          3,112,128        2,294,326
  Equity securities, at fair value:
    Available for sale (cost $227,015 and $93,710)                                233,209           99,813
    Trading account (cost $193,581 and $213,221)                                  184,402          211,291
  Other investments                                                                43,945           16,888
Cash                                                                               31,471            9,533
Premiums and fees receivable                                                      749,828          537,814
Due from reinsurers                                                               652,148          716,398
Accrued investment income                                                          38,833           35,926
Prepaid reinsurance premiums                                                      161,410          103,667
Deferred policy acquisition costs                                                 287,908          224,110
Real estate, furniture & equipment at cost, less accumulated depreciation         133,770          118,344
Deferred federal and foreign income taxes                                          17,052           99,921
Goodwill                                                                           59,021           59,021
Trading account receivable from brokers and clearing organizations                180,022          351,707
Other assets                                                                       43,732           73,732
                                                                              -----------      -----------
      Total assets                                                            $ 6,488,714      $ 5,633,509
                                                                              ===========      ===========
Liabilities and Stockholders' Equity Liabilities:
  Reserves for losses and loss expenses                                       $ 3,003,247      $ 2,817,682
  Unearned premiums                                                             1,286,910          879,640
  Due to reinsurers                                                               188,056          139,322
  Trading securities sold but not yet purchased, at fair value
    (proceeds $34,592 and $58,331)                                                 31,132           56,990
  Due to security brokers                                                          54,500             --
  Other liabilities                                                               236,852          215,220
  Long-term debt                                                                  362,877          370,554
                                                                              -----------      -----------
      Total liabilities                                                         5,163,574        4,479,408
                                                                              -----------      -----------
Trust preferred securities                                                        198,241          198,210
Minority interest                                                                  16,070           24,296
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; issued and outstanding - none                       --               --
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 50,215,669 and 49,860,774 shares                      12,991           12,991
  Additional paid-in capital                                                      654,982          654,936
  Retained earnings                                                               556,300          467,185
  Accumulated other comprehensive income                                          120,421           37,340
  Treasury stock, at cost, 14,741,097 and 15,094,992 shares                      (233,865)        (240,857)
                                                                              -----------      -----------
      Total stockholders' equity                                                1,110,829          931,595
                                                                              -----------      -----------
      Total liabilities and stockholders' equity                              $ 6,488,714      $ 5,633,509
                                                                              ===========      ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                                  For the Three Months              For the Nine Months
                                                   Ended September 30,               Ended September 30,
                                              ----------------------------      ----------------------------
                                                  2002             2001             2002             2001
                                              -----------      -----------      -----------      -----------
Revenues:
  Net premiums written                        $   678,990      $   469,227      $ 1,897,078      $ 1,355,026
  Change in unearned premiums                    (116,519)         (43,832)        (347,453)        (132,636)
                                              -----------      -----------      -----------      -----------
    Premiums earned                               562,471          425,395        1,549,625        1,222,390
  Net investment income                            48,316           46,802          137,032          147,600
  Service fees                                     21,650           19,849           62,767           56,552
  Realized investment gains (losses)                  628            7,385           (2,858)          11,782
  Other income                                      1,006              641            1,326            1,898
                                              -----------      -----------      -----------      -----------
    Total revenues                                634,071          500,072        1,747,892        1,440,222
Expenses:
  Losses and loss expenses                        368,763          391,477        1,015,879          959,598
  Other operating expenses                        194,182          170,864          550,508          492,806
  Interest expense                                 11,593           11,570           34,058           34,432
                                              -----------      -----------      -----------      -----------
      Total expenses                              574,538          573,911        1,600,445        1,486,836
                                              -----------      -----------      -----------      -----------
    Income (loss) before income taxes
       and minority interest                       59,533          (73,839)         147,447          (46,614)

Income tax (expense) benefit                      (19,470)          27,117          (51,255)          21,559
Minority interest                                     481             (524)           6,122           (2,327)
                                              -----------      -----------      -----------      -----------
    Net income (loss)                         $    40,544      $   (47,246)     $   102,314      $   (27,382)
                                              ===========      ===========      ===========      ===========
Net income (loss) per share:
  Basic                                       $       .81      $     (1.08)     $      2.04      $      (.64)
                                              ===========      ===========      ===========      ===========
  Diluted                                     $       .78      $     (1.08)     $      1.96      $      (.64)
                                              ===========      ===========      ===========      ===========
Average shares outstanding:
  Basic                                            50,196           43,574           50,080           42,506
                                              ===========      ===========      ===========      ===========
  Diluted                                          51,990           45,080           52,328           44,405
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

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                     -----------------------------
                                                                                          2002              2001
                                                                                     -----------------------------
Cash flows from operating activities:
  Net income (loss)                                                                  $   102,314      $   (27,382)
  Adjustments to reconcile net income (loss) to cash
     flows provided by operating activities:
    Minority interest                                                                     (6,122)           2,327
    Change in reserves for losses
      and loss expenses, net                                                             287,926          184,526
    Depreciation and amortization                                                         13,680           13,474
    Change in unearned premiums and
      prepaid reinsurance premiums                                                       347,759          131,747
    Change in premiums and fees receivable                                              (206,140)        (104,911)
    Change in federal and foreign income taxes                                            52,213          (22,978)
    Change in deferred policy acquisition cost                                           (63,798)         (28,168)
    Realized investment (gains) losses                                                     2,858          (11,782)
    Other, net                                                                            12,226           (7,949)
                                                                                     -----------      -----------
      Net cash flows provided by operating activities
            before trading account                                                       542,916          128,904
  Decrease (increase) in trading account securities,
        receivables and payables, net                                                    172,742           (9,547)
                                                                                     -----------      -----------
      Net cash flows provided by operating activities                                    715,658          119,357
                                                                                     -----------      -----------
Cash flows used in investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities available for sale                                        460,332          428,592
     Equity securities                                                                    27,014           57,869
     Maturities and prepayments of fixed maturity securities                             204,767          128,601
  Cost of purchases, excluding trading account:
     Fixed maturity securities available for sale                                     (1,366,262)        (668,565)
     Equity securities                                                                  (187,034)         (65,577)
  Change in balances due to/from security brokers                                         62,482           33,191
  Net additions to real estate, furniture and equipment                                  (30,854)         (12,857)
  Sale (purchase) of subsidiary                                                           (2,053)           3,027
  Other, net                                                                             (16,034)             725
                                                                                     -----------      -----------
     Net cash flows used in investing activities                                        (847,642)         (94,994)
                                                                                     -----------      -----------
Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                                --            121,400
  Repayment and repurchase of debt                                                        (8,000)         (10,000)
  Cash dividends                                                                         (12,982)         (10,866)
  Net proceeds from stock options exercised                                                7,037            6,480
  Other, net                                                                              (1,838)           2,831
                                                                                     -----------      -----------
    Net cash flows provided by (used in) financing activities                            (15,783)         109,845
                                                                                     -----------      -----------
    Net increase (decrease) in cash and invested cash                                   (147,767)         134,208
Cash and invested cash at beginning of year                                              534,087          309,131
                                                                                     -----------      -----------
    Cash and invested cash at end of period                                          $   386,320      $   443,339
                                                                                     ===========      ===========
Supplemental disclosure of cash flow information:
  Interest paid                                                                      $    29,178      $    29,308
                                                                                     ===========      ===========
  Federal income taxes paid, net                                                     $     2,647      $       752
                                                                                     ===========      ===========

           See accompanying notes consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

         The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

1.       FEDERAL AND FOREIGN INCOME TAXES

         The federal and foreign income tax provision has been computed based on the Company's estimated annual effective tax rate which differs from the federal income tax rate of 35% principally because of tax-exempt investment income and net operating losses of foreign subsidiaries.

2.       ACCOUNTING CHANGES

         The Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As a result of adopting Statement No. 142, the Company's goodwill is no longer being amortized. Pursuant to Statement No. 142, goodwill must be periodically tested for impairment. The
Company's initial impairment review indicated that there was no goodwill impairment as of January 1, 2002.

         The Company also adopted FASB Statement No. 141, Business Combinations, effective January 1, 2002. In accordance with Statement No. 141, other intangible assets that meet the criteria for recognition apart from goodwill (as defined by Statement No. 141) are to be reclassified and accounted for as an asset apart from goodwill upon adoption of the statement. The Company reclassified $5 million of intangible assets, net of accumulated amortization, from goodwill to other assets as of January 1, 2002. The December 31, 2001 consolidated balance sheet was changed to reflect this reclassification.

         The Company also adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The adoption of Statement No. 144 did not have any impact on the Company's results of operations or financial condition.

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 will not have a material impact on the Company's results of operations or financial condition.

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

                                                        Three Months                            Nine Months
                                                     Ended September 30,                     Ended September 30,
                                                     -------------------                     -------------------
                                                   2002                2001                 2002               2001
                                                   ----                ----                 ----               ----
Ceded premiums earned:
  Aggregate reinsurance agreement:
    Individual losses                          $  32,612               9,324            $  71,784             9,324
    Aggregate losses                               6,250               7,500               18,750            22,500
  Other reinsurance contracts                     65,864              73,321              211,133           226,532
                                               ---------            --------            ---------          --------
    Total                                      $ 104,726            $ 90,145            $ 301,667          $258,356
                                               =========            ========            =========          ========
Ceded losses and loss expenses:
  Aggregate reinsurance agreement:
    Individual losses                          $  10,093               2,578            $  32,070             2,578
    Aggregate losses                              11,250              13,500               33,750            40,500
  Other reinsurance contracts                     46,983              85,540              124,790           189,030
                                               ---------            --------            ---------          --------
    Total                                      $  68,326            $101,618            $ 190,610          $232,108
                                               =========            ========            =========          ========

         Certain of the Company's reinsurance agreements are structured on a funds held basis, whereby the Company retains some or all of the ceded premiums in a separate account that is used to fund ceded losses as they become due from the reinsurance company. Interest is credited to reinsurers for funds held on their behalf at rates ranging from 7.0% to 8.9% of the account balances, as defined under the agreements. Interest credited to reinsurers, which is reported as a reduction of net investment income, was $14 million and $8 million for the first nine months of 2002 and 2001, respectively.

5.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In accordance with FASB Statement No. 142, all of the Company's goodwill will no longer be amortized. In prior periods, goodwill amortization had been expensed primarily in the alternative markets segment. A reconciliation of the reported net loss to adjusted net loss had Statement No. 142 and Statement No. 141 been applied as of January 1, 2001 follows (amount in thousands, except per share data):

                                                                                      Basic Loss       Diluted Loss
                                                                         Amount        Per Share        Per Share
                                                                         ------        ---------        ---------
    For the nine months ended September 30, 2002:
    Reported net loss                                                   $(27,382)       $ (.64)          $  (.64)
    Add back goodwill amortization (net of tax)                            2,384           .06               .06
                                                                        ---------       ------           -------
             Adjusted net loss                                          $(24,998)       $ (.58)          $  (.58)
                                                                        ========        ======           =======
    For the three months ended September 30, 2002:
    Reported net loss                                                   $(47,246)       $ (1.08)         $ (1.08)
    Add back goodwill amortization (net of tax)                              795        $   .02          $   .02
                                                                        ---------       -------          -------
             Adjusted net loss                                          $(46,451)       $ (1.06)         $ (1.06)
                                                                        ========        =======          =======

         Amortization expense for amortizable intangible assets is estimated to be $415,000 for each of the five years ended December 31, 2006.

6.       COMPREHENSIVE INCOME (LOSS)

         The differences between comprehensive income (loss) and net income
(loss) are unrealized foreign exchange gains (losses) as well as unrealized gains (losses) on securities. The following is a reconciliation of comprehensive income (loss) (amounts in thousands):

                                                                             For the three months          For the Nine months
                                                                              Ended September 30,           Ended September 30,
                                                                           ------------------------      ------------------------
                                                                              2002           2001           2002           2001
                                                                           ---------      ---------      ---------      ---------
    Net income (loss)                                                      $  40,544      $ (47,246)     $ 102,314      $ (27,382)
    Other comprehensive income (loss):
        Unrealized foreign exchange gains (losses)                            (9,094)            15         (4,093)          (368)
        Unrealized holding gains on investment securities arising
           during the period, net of taxes                                    70,041         26,669         87,318         30,729
        Reclassification adjustment for realized gains (losses)
           included in net income, net of taxes and minority
           interest                                                              733          4,800           (144)         7,658
                                                                           ---------      ---------      ---------      ---------
    Other comprehensive income                                                61,680         31,484         83,081         38,019
                                                                           ---------      ---------      ---------      ---------
    Comprehensive income (loss)                                            $ 102,224      $ (15,762)     $ 185,395      $  10,637
                                                                           =========      =========      =========      =========

7.       INVESTMENT IN KILN PLC

         During 2002, the Company purchased a 20.1% ownership in Kiln plc for approximately $29 million. Kiln plc is based in the U.K. and conducts international insurance and reinsurance underwriting through Lloyd's syndicates. The Company's investment in Kiln plc is reported under the equity method of accounting, and the Company's share of the earnings of Kiln plc is reported on a one quarter lag in order to facilitate the timely completion of the consolidated financial statements. The Company also entered into quota share reinsurance agreements with two Lloyd's syndicates managed by Kiln plc for the 2002 underwriting year. Net premiums written under these quota share agreements were $75 million for the first nine months of 2002.

8.       INDUSTRY SEGMENTS

         The Company's operations are presently conducted through five segments of the insurance business: specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); reinsurance; regional property casualty insurance; and international. The specialty segment's business is principally within the excess and surplus lines, professional liability, commercial transportation and surety markets. The Company's alternative markets segment specializes in developing, insuring and administering self-insurance programs and various alternative risk transfer mechanisms for employers, employer groups, insurers and alternative markets funds. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The regional property casualty insurance segment underwrites commercial property casualty insurance. The international segment currently writes property casualty and life insurance in Argentina and life insurance in the Philippines. For the nine months ended September 30, 2002 and 2001, the international segment reported life insurance net written premiums of $18 million and $24 million, respectively.

         During 2001, the Company discontinued its regional personal lines business and the alternative markets division of its reinsurance segment. These discontinued businesses are now being managed and reported collectively as a separate discontinued business segment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated based upon the Company's effective tax rate. Income
(loss) before income taxes by segment consists of revenues less expenses related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Intersegment revenues consist primarily of dividends and interest on inter-company debt. Identifiable assets by segment are those assets used in the operation of each segment.

         Summary financial information for the Company's operating segments for the three months ended September 30, 2002 is presented in the following table.

                                                          REVENUES
                                              --------------------------------------      PRE-TAX        INCOME TAX
                               INVESTMENT     UNAFFILIATED     INTER-                      INCOME        (EXPENSE)
(AMOUNTS IN THOUSANDS)           INCOME        CUSTOMERS      SEGMENT        TOTAL          LOSS          BENEFITS
                                 ------        ---------      -------        -----          ----          --------
  Specialty                    $  13,035      $ 198,615     $     952      $ 199,567      $  32,030      $ (10,499)
  Alternative Markets              9,759         92,446           843         93,289         16,494         (5,934)
  Reinsurance                     11,974        121,222           460        121,682         11,173         (2,670)
  Regional                        11,723        195,172          (289)       194,883         26,472         (9,008)
  International                    1,502         14,753          --           14,753         (3,955)         1,582
  Discontinued Business              801          9,938          --            9,938         (3,282)         1,149
  Corporate other
   and Eliminations                 (478)         1,925        (1,966)           (41)       (19,399)         5,910
                               ---------      ---------     ---------      ---------      ---------      ---------
  Consolidated                 $  48,316      $ 634,071     $    --        $ 634,071      $  59,533      $ (19,470)
                               =========      =========     =========      =========      =========      =========
For the three months ended
September 30, 2001:
  Specialty                    $   9,218      $ 118,287     $     191      $ 118,478      $    (767)     $    (376)
   Alternative Markets             9,389         60,170           108         60,278          8,061         (2,242)
  Reinsurance                     10,223         63,267         1,105         64,372        (19,403)        24,388
  Regional                        12,428        156,275           301        156,576         11,840        (19,430)
  International                    3,339         39,933          --           39,933          2,851         (1,427)
  Discontinued Business            2,441         60,258          --           60,258        (61,358)        21,475
  Corporate other
    and Eliminations                (236)         1,882        (1,705)           177        (15,063)         4,729
                               ---------      ---------     ---------      ---------      ---------      ---------
  Consolidated                 $  46,802      $ 500,072     $    --        $ 500,072      $ (73,839)     $  27,117
                               =========      =========     =========      =========      =========      =========

         Interest expense for the reinsurance and alternative market segment was $582,000 and $666,000 for the three months ended September 30, 2002 and 2001, respectively. Corporate interest expense (net of intercompany amounts) was $11,011,000 and $10,904,000 for the corresponding periods.

         Summary financial information for the Company's operating segments for the nine months ended September 30, 2002 is presented in the following table.

                                                          REVENUES
                                              --------------------------------------                PRE-TAX        INCOME TAX
                                INVESTMENT     UNAFFILIATED       INTER-                            INCOME         (EXPENSE)
(AMOUNTS IN THOUSANDS)            INCOME        CUSTOMERS        SEGMENT            TOTAL            LOSS           BENEFITS
                                  ------        ---------        -------            -----            ----           --------
  Specialty                   $    35,937      $   525,302     $     2,002      $   527,304      $    85,937      $   (30,399)
  Alternative Markets              27,720          247,499           2,006          249,505           45,854          (14,576)
  Reinsurance                      34,182          311,311           1,374          312,685           30,287           (8,969)
  Regional                         32,930          546,809             888          547,697           70,436          (23,374)
  International                     3,665           64,296            --             64,296          (16,500)             729
  Discontinued Business             3,817           47,938            --             47,938           (7,936)           2,778
  Corporate other
   and Eliminations                (1,219)           4,737          (6,270)          (1,533)         (60,631)          22,556
                              -----------      -----------     -----------      -----------      -----------      -----------
  Consolidated                $   137,032      $ 1,747,892     $      --        $ 1,747,892      $   147,447      $   (51,255)
                              ===========      ===========     ===========      ===========      ===========      ===========
For the nine months ended
September 30, 2001:
  Specialty                   $    29,732      $   306,489     $     1,445      $   307,934      $    20,440      $    (5,041)
   Alternative Markets             28,717          167,670             993          168,663           27,919           (8,023)
  Reinsurance                      32,879          201,219           2,161          203,380           (9,433)          21,954
  Regional                         38,995          447,733             982          448,715           29,435          (23,116)
  International                     9,875          112,566            --            112,566            8,977           (3,623)
  Discontinued Business             7,518          198,706            --            198,706          (77,789)          27,226
  Corporate other
    and Eliminations                 (116)           5,839          (5,581)             258          (46,163)          12,182
                              -----------      -----------     -----------      -----------      -----------      -----------
  Consolidated                $   147,600      $ 1,440,222     $      --        $ 1,440,222      $   (46,614)     $    21,559
                              ===========      ===========     ===========      ===========      ===========      ===========

         Interest expense for the reinsurance and alternative market segments was $1,749,000 and $2,203,000 for the nine months ended September 30, 2002 and 2001, respectively. Corporate interest expense (net of intercompany amounts) was $32,309,000 and $32,229,000 for the corresponding periods. Identifiable assets by segment are as follows (Amounts in thousands):


                                    SEPTEMBER 30,    DECEMBER 31,
                                        2002             2001
                                    -----------      -----------
Specialty                           $ 1,935,131      $ 1,580,155
Alternative Markets                   1,020,057          859,502
Reinsurance                           2,204,837        1,751,428
Regional                              1,643,902        1,462,861
International                           146,764          209,473
Discontinued Business                   199,626          289,313
Corporate other and Elimination        (661,603)        (519,223)
                                    -----------      -----------
Consolidated                        $ 6,488,714      $ 5,633,509
                                    ===========      ===========

9.       COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

         As is common with other insurance companies, the Company's subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation will have a material effect on its financial condition or results of operations.

         A subsidiary of the Company has a pending arbitration proceeding pertaining to the interpretation of the contract terms in two reinsurance agreements. The reinsurer's interpretation of the contract terms would reduce the amount due from the reinsurer, as reflected in the Company's balance sheet as of September 30, 2002, by approximately $46 million. Although the ultimate outcome of this matter cannot be determined, management believes that the Company's interpretation of this contract is correct and intends to vigorously pursue this matter in arbitration.

         There are two pending arbitrations and a legal proceeding pertaining to reinsurance contract coverage issues where subsidiaries of the Company are the assuming reinsurers. The Company's estimates of its liabilities under these contracts are based on information currently available and are reflected in reserves for losses and loss expenses.

         These proceedings are all in the initial stages of development.

10.      INTERNATIONAL BUSINESS

         The Company owns 65% of Berkley International, LLC, which through subsidiaries conducts insurance operations in Argentina and the Philippines. The international activities are reported in the Company's financial statements on a one quarter lag to facilitate the timely completion of the consolidated financial statements.

         In the fourth quarter of 2001, the Argentine government undertook a series of measures that included the default and restructuring of its sovereign debt, the introduction of floating exchange rates and devaluation of the peso, and various government-imposed restrictions on the banking system and commercial transactions in general. Following an analysis of the impact of these measures, the Company recognized an impairment loss on its investments in Argentine sovereign bonds of $18 million as of December 31, 2001. Economic conditions and the market values of Argentine sovereign bonds continued to decline in 2002 and, as a result, the Company recognized an additional impairment loss on its investment in Argentine sovereign bonds of $10 million in the second quarter of 2002. The remaining amortized cost and fair value of the Company's Argentine sovereign bonds was approximately $13 million as of September 30 2002.

         The Company ceased writing life insurance business in Argentina during the first quarter of 2002 and is in the process of negotiating the cancellation of its outstanding Argentine life insurance policies. The Company does not expect the cost of canceling these policies to have a material effect on its financial condition or result of operations.

         At September 30, 2002, Berkley International LLC's investment in the Argentine subsidiary was approximately $10 million (net of unrealized foreign exchange losses of approximately $12 million) and the Company's share of the investment (net of minority interest) was approximately $7 million.

11.      OTHER MATTERS

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

12.      SAFE HARBOR STATEMENT

         This is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2002 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the ultimate results of the various pending arbitration proceedings and legal proceedings, the increased level of our retention, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment results and potential impairment of invested assets, exchange rate and political risks, legislative and regulatory developments, changes in the ratings assigned to us by ratings agencies, uncertainty as to our reinsurance coverage for terrorist acts, the availability of dividends from our insurance company subsidiaries, our successful integration of acquired companies or investment in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2002 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

OPERATING RESULTS FOR THE FIRST NINE MONTHS OF 2002 AS COMPARED TO THE FIRST NINE MONTHS OF 2001

         The Company reported net income of $102 million, or $1.96 cents per share, for the first nine months of 2002 compared with a loss of $27 million, or 64 cents per share, for the earlier year period. Following are the components of net income (loss) for the nine months ended September 30, 2002 and 2001 (amounts in thousands):


                                                 2002           2001
                                              ---------      ---------
Underwriting income (loss)                    $  61,358      $(165,342)
Insurance services                               12,939          7,503
Net investment income                           137,032        147,600
Interest expense and other                      (61,024)       (48,157)
                                              ---------      ---------
  Pretax income (loss) before realized
         investment gains (losses)              150,305        (58,396)
Realized investment gains (losses)               (2,858)        11,782
Income tax (expense) benefit and minority
   interest                                     (45,133)        19,232
                                              ---------      ---------
  Net income (loss)                           $ 102,314      $ (27,382)
                                              =========      =========

UNDERWRITING INCOME (LOSS) Gross and net premiums written increased by 41% and 40%, respectively, in 2002 compared with the earlier-year period. Following is a summary of gross and net premiums written by business segment for the nine months ended September 30, 2002 and 2001 (amounts in thousands):


                                               Gross Premiums Written                           Net Premiums Written
                                               ----------------------                           --------------------
                                        2002           2001        % Change            2002            2001         % Change
                                        ----           ----        --------            ----            ----         --------
    Specialty                        $  684,136     $  427,357        60.1%         $  604,889      $  366,632         65.0%
    Alternative Markets                 248,803        127,365        95.3%            215,771         113,275         90.5%
    Reinsurance                         528,946        234,295       125.8%            432,383         167,174        158.6%
    Regional                            711,217        511,168        39.1%            575,716         432,878         33.0%
    International                        73,236        123,181       (40.5%)            65,359         107,536        (39.2%)
    Discontinued Business                22,485        191,172       (88.2%)             2,960         167,531        (98.2%)
                                     ----------     ----------                      ----------      ----------
         Total                       $2,268,823     $1,614,538        40.5%         $1,897,078      $1,355,026         40.0%
                                     ==========     ==========                      ==========      ==========

         The increase in gross premiums written reflects generally higher prices and a modest increase in policies. In addition, the reinsurance segment's gross premiums in 2002 includes approximately $105 million related to new reinsurance contracts with certain Lloyd's syndicates that underwrite a broad range of mainly short-tail classes of business. The decrease in international premiums reflects the effect of the lower exchange rate for the Argentine peso. The decrease in discontinued business premiums reflects the run-off of personal lines and alternative markets reinsurance following our withdrawal from those markets in the fourth quarter of 2001.

         Following is a summary of earned premiums and underwriting income
(loss) by business segment for the nine months ended September 30, 2002 and 2001 (amounts in thousands):


                                        Net Premiums Earned                   Underwriting Income (Loss)
                                        -------------------                   --------------------------
                                       2002                2001                 2002                2001
                                       ----                ----                 ----                ----
    Specialty                     $   487,387          $  275,895           $  46,020         $   (11,599)
    Alternative Markets               157,901              84,851               4,206              (5,716)
    Reinsurance                       273,792             167,243              (6,861)            (43,825)
    Regional                          512,067             401,177              34,806             (18,103)
    International                      74,357             102,036              (5,060)               (793)
    Discontinued Business              44,121             191,188             (11,753)            (85,306)
                                  -----------          ----------           ---------         -----------
         Total                    $ 1,549,625          $1,222,390           $  61,358         $  (165,342)
                                  ===========          ==========           =========         ===========

         Underwriting income (loss) represents net premiums earned less net loss and loss adjustment expenses incurred and underwriting expenses incurred. In 2002, earned premiums increased 27% to $1,550 million, losses and loss expenses increased 6% to $1,016 million and underwriting expenses increased 10% to $472 million. The loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 65.6% in 2002 from 78.5% in 2001. The underwriting expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 30.5% in 2002 from 35.0% in 2001.

         The underwriting results in 2002 and the underwriting improvement compared with the prior year period reflect the following items:

- The 2002 underwriting results reflect the effect of premium rate increases and improved terms and conditions for most product lines that began in late 2001 and continued through the third quarter of 2002.

- The 2001 underwriting loss includes losses related to the World Trade Center of $35 million, including $26 million for the reinsurance segment and $9 million for the specialty segment.

- The 2001 underwriting loss for the discontinued business segment includes an increase in prior year loss reserves of $50 million in the third quarter of 2001.

- Weather-related losses were $43 million in 2002 compared with $66 million in 2001.

- The reinsurance underwriting results reflect loss recoveries under the Company's aggregate reinsurance agreement (See Note 4 of "Notes to Consolidated Financial Statements.")

- The 2002 underwriting loss for the international segment reflects the impact of the economic disruption in Argentina and the costs of discontinuing the Argentine life insurance business.

- The underwriting expense ratio decreased as a result of a 27% increase in earned premiums with no significant change in general expenses (underwriting expenses other than commissions and premium taxes).

INSURANCE SERVICES Insurance services income represents service fees less related costs and expenses for the insurance services business. Service fees increased 11% to $63 million in 2002 as a result of new accounts and higher revenues on existing accounts, and service fee income increased 72% to $13 million.

NET INVESTMENT INCOME Net investment income decreased to $137 million in the first nine months of 2002 from $148 million in 2001. Average invested assets were $3,736 million in the first nine months of 2002 compared with $3,217 million in 2001. The increase in invested assets reflects proceeds received from stock offerings in 2001 and cash flow from operations. See "Liquidity and Capital Resources." The average annualized yield on investments decreased to 5.5% in 2002 from 6.4% in 2001. The decrease reflects lower average yields available on arbitrage securities, lower interest rates and the non-accrual of interest income on Argentine sovereign bonds. Interest credited to reinsurers for funds held on their behalf was $14 million in 2002 compared with $8 million in 2001, as a result of an increase in the funds held account.

INTEREST EXPENSE AND OTHER Interest expense and other represents interest expense, corporate expenses and other miscellaneous income and expenses. Other expenses increased $13 million in 2002 due to an increase in accruals for incentive compensation and other general and administrative expenses.

REALIZED INVESTMENT GAINS (LOSSES) Realized investment gains and losses result from sales of securities and for provisions for other than temporary impairment in securities. During 2002 the Company recognized an impairment loss on its investment in Argentine sovereign bonds of $10 million.

INCOME TAX BENEFIT (EXPENSE) AND MINORITY INTEREST The effective income tax rate was 35% in 2002 and 46% in 2001. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income and net operating losses of foreign subsidiaries. Minority interest represents the portion of the Company's international operations held by outside investors.

OPERATING RESULTS FOR THE THIRD QUARTER OF 2002 AS COMPARED TO THE THIRD QUARTER OF 2001

         The Company reported net income of $41 million, or 78 cents per share, for 2002 compared with a loss of $47 million, or $1.08 per share, for 2001. Following are the components of net income (loss) for the quarters ended September 30, 2002 and 2001 (amounts in thousands):


                                                          2002           2001
                                                       ---------      ---------
Underwriting income (loss)                             $  25,286      $(113,795)
Insurance services                                         5,955          3,093
Net investment income                                     48,316         46,802
Interest expense and other                               (20,652)       (17,324)
                                                       ---------      ---------
  Pretax income (loss) before realized
         investment gains (losses)                        58,905        (81,224)
Realized investment gains (losses)                           628          7,385
Income tax (expense) benefit and minority interest       (18,989)        26,593
                                                       ---------      ---------
  Net income (loss)                                    $  40,544      $ (47,246)
                                                       =========      =========

UNDERWRITING INCOME (LOSS) Gross and net premiums written increased by 43% and 45%, respectively, in 2002 compared with the earlier-year period. Following is a summary of gross and net premiums written by business segment for the quarters ended September 30, 2002 and 2001 (amounts in thousands):


                                               Gross Premiums Written                         Net Premiums Written
                                               ----------------------                         --------------------
                                        2002             2001        % Change           2002          2001        % Change
                                        ----             ----        --------           ----          ----        --------
    Specialty                        $ 249,098        $ 153,693        62.1%        $  222,064     $ 134,901        64.6%
    Alternative Markets                102,763           48,451       112.1%            89,134        42,877       107.9%
    Reinsurance                        188,321           82,592       128.0%           155,316        56,119       176.8%
    Regional                           236,212          173,471        36.2%           199,358       147,170        35.5%
    International                       13,045           42,484       (69.3%)           13,103        36,895       (64.5%)
    Discontinued Business               12,173           59,413       (79.5%)               15        51,265      (100.0%)
                                     ---------        ---------                     ----------     ---------
         Total                       $ 801,612        $ 560,104        43.1%        $  678,990     $ 469,227        44.7%
                                     =========        =========                     ==========     =========

         The increase in gross premiums written reflects generally higher prices and a modest increase in policies. In addition, the reinsurance segment's gross premiums in 2002 included approximately $35 million related to new reinsurance contracts with certain Lloyd's syndicates that underwrite a broad range of mainly short-tail classes of business. The decrease in international premiums reflects the effect of the lower exchange rate for the Argentine peso. The decrease in discontinued business premiums reflects the run-off of personal lines and alternative markets reinsurance following our withdrawal from those markets in the fourth quarter of 2001.

         Following is a summary of earned premiums and underwriting income
(loss) by business segment for the quarters ended September 30, 2002 and 2001 (amounts in thousands):


                            Net Premiums Earned       Underwriting Income (Loss)
                          -----------------------     ------------------------
                             2002          2001          2002           2001
                          ---------     ---------     ---------      ---------
Specialty                 $ 185,189     $ 108,662     $  17,651      $ (10,581)
Alternative Markets          61,077        31,481         1,166         (2,599)
Reinsurance                 108,677        53,341        (1,250)       (29,852)
Regional                    183,424       137,809        15,013         (6,927)
International                14,967        36,286        (3,211)           (35)
Discontinued Business         9,137        57,816        (4,083)       (63,801)
                          ---------     ---------     ---------      ---------
     Total                $ 562,471     $ 425,395     $  25,286      $(113,795)
                          =========     =========     =========      =========

         Underwriting income (loss) represents net premiums earned less net loss and loss adjustment expenses incurred and underwriting expenses incurred. In 2002, earned premiums increased 32% to $562 million, losses and loss expenses decreased 6% to $369 million and underwriting expenses increased 14% to $168 million.

         The loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 65.6% in 2002 from 92.0% in 2001. The lower ratio reflects the effect of premium rate increases and improved policy terms and conditions. Weather-related losses were $15 million in 2002 compared with $26 million in 2001. The third quarter of 2001 reflects World Trade Center losses of $35 million. The reinsurance segment's 2002 and 2001 underwriting results also reflect loss recoveries under the Company's aggregate reinsurance agreement. (See Note 4 of "Notes to Consolidated Financial Statements.")

         The underwriting expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 29.9% in 2002 from 34.7% in 2001. The decrease is a result of a 32% increase in earned premiums with no significant change in general expenses (underwriting expenses other than commissions and premium taxes).

INSURANCE SERVICES Insurance services income represents service fees less related costs and expenses for the insurance services business. Service fees increased 9% to $22 million in 2002 as a result of new accounts and higher revenues on existing accounts, and service fee income increased 93% to $6 million.

NET INVESTMENT INCOME Net investment income increased to $48 million in the third quarter of 2002 from $47 million in 2001, due to an increase in investable assets.

FINANCING ACTIVITY

         At September 30, 2002, the Company's outstanding long-term debt was $366 million (face amount). The maturities of the long-term debt are $61 million in 2003, $40 million in 2005, $100 million in 2006, $89 million in 2008 and $76 million in 2022. The Company also has $200 million (face amount) of trust preferred securities that mature in 2045.

         At September 30, 2002, stockholders' equity was $1,111 million and total capitalization (stockholders' equity, long-term debt and trust preferred securities) was $1,672 million. The percentage of the Company's capital attributable to long-term debt decreased to 22% at September 30, 2002 from 25% at December 31, 2001.

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

         The carrying value of the Company's investment portfolio as of September 30, 2002 and December 31, 2001 is as follows (amounts in thousands):


                                          SEPTEMBER         DECEMBER
                                             2002             2001
                                         -----------      -----------
Fixed maturities and invested cash       $ 3,671,963      $ 2,975,344
Equity securities available for sale         233,209           99,813
Equity securities trading account(a)         333,292          506,008
Due to security broker                       (54,500)            --
Other Investments                             43,945           16,888
                                         -----------      -----------
      Total                              $ 4,227,909      $ 3,598,053
                                         ===========      ===========

(a) Represents trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account equity securities sold but not yet purchased.

FIXED MATURITIES AND INVESTED CASH The Company's investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At September 30, 2002 as compared with December 31, 2001, the fixed maturities portfolio mix was as follows: U.S. Government securities and cash equivalents (net of due to security broker) were 31% (35% in 2001); state and municipal securities were 22% (20% in
2001); corporate securities were 16% (19% in 2001); mortgage-backed securities were 25% (22% in 2001); and foreign bonds were 6% (4% in 2001).

EQUITY SECURITIES AVAILABLE FOR SALE Equity securities available for sale represent primarily investments in common stocks and preferred stocks of publicly traded real estate investment trusts (REITs) and utilities.

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

OTHER INVESTMENTS Other investments consist of the Company's equity investment in Kiln plc (See Note 7 of "Notes to Consolidated Financial Statements") and other minority investments in privately-held securities and limited partnerships.

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

         The overall market risk relating to the Company's investment portfolio as of September 30, 2002 is similar to the overall market risk at December 31, 2001.

Item 4.  Controls and Procedures

         The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within the 90 days prior to the date of the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         As is common with other insurance companies, the Company's subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation will have a material effect on its financial condition or results of operations.

         A subsidiary of the Company has a pending arbitration proceeding pertaining to the interpretation of the contract terms in two reinsurance agreements. The reinsurer's interpretation of the contract terms would reduce the amount due from the reinsurer, as reflected in the Company's balance sheet as of September 30, 2002, by approximately $46 million. Although the ultimate outcome of this matter cannot be determined, management believes that the Company's interpretation of this contract is correct and intends to vigorously pursue this matter in arbitration.

         There are two pending arbitrations and a legal proceeding pertaining to reinsurance contract coverage issues where subsidiaries of the Company are the assuming reinsurers. The Company's estimates of its liabilities under these contracts are based on information currently available and are reflected in reserves for losses and loss expenses.

         These proceedings are all in the initial stages of development.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number

         99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  During the quarter ended September 30, 2002, the Company filed the following Reports on Form 8-K:

         A Form 8-K was filed on July 25, 2002, under Item 5, incorporating by reference the Company's July 24, 2002 press release setting forth the Company's second-quarter 2002 earnings.

         A Form 8-K was filed on August 8, 2002, under Item 5, incorporating by reference the Company's August 8, 2002 press release announcing the appointment of Philip J. Ablove to the Company's Board of Directors.

         A Form 8-K was filed on August 13, 2002, under Item 5, attaching copies of sworn statements submitted to the SEC by the Company's Principal Executive Officer, William R. Berkley, and Principal Financial Officer, Eugene G. Ballard, pursuant to Securities and Exchange Commission Order No. 4-460.

         A Form 8-K was filed on September 13, 2002, under Item 5, incorporating by reference the Company's September 13, 2002 press release announcing the formation of B F Re Underwriters, LLC and the naming of Daniel L. Avery as President of B F Re Underwriters.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

         W. R. BERKLEY CORPORATION




Date:    November 12, 2002                      /s/   WILLIAM R. BERKLEY
                                                ------------------------------
                                                William R. Berkley
                                                Chairman of the Board and
                                                Chief Executive Officer

Date:    November 12, 2002                      /s/   EUGENE G. BALLARD
                                                ------------------------------
                                                Eugene G. Ballard
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Treasurer

                                 CERTIFICATIONS

I, William R. Berkley,  Chairman of the Board and Chief Executive  Officer of W.
R. Berkley Corporation (the "registrant"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


 /s/   WILLIAM R. BERKLEY
------------------------------
William R. Berkley
Chairman of the Board and
Chief Executive Officer

                                 CERTIFICATIONS

         I, Eugene G. Ballard, Senior Vice President, Chief Financial Officer and Treasurer of W. R. Berkley Corporation (the "registrant"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/   EUGENE G. BALLARD
--------------------------
Eugene G. Ballard
Senior Vice President,
Chief Financial Officer and
Treasurer