Form 10-K
period 2002-12-31
BERKLEY W R CORP
filed 2003-03-31
CIK 11544

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to     .

Commission file number 0-7849

W. R. BERKLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1867895 (I.R.S. Employer Identification Number)

475 Steamboat Road, Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)

Registrant’s telephone number, including area code:	(203) 629-3000

Securities registered pursuant to Section 12(b) of the Act:
Common stock, par value $.20 per share
Rights to purchase Series A Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [X] No [  ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,797,979,869.

Number of shares of common stock, $.20 par value, outstanding as of March 25, 2003: 55,277,226.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2002 Annual Report to Stockholders for the year ended December 31, 2002 are incorporated herein by reference in Part II, and portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, are incorporated herein by reference in Part III.

W. R. BERKLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2002

			Page

SAFE HARBOR STATEMENT			3
	PART I
ITEM	1.	BUSINESS	4
ITEM	2.	PROPERTIES	24
ITEM	3.	LEGAL PROCEEDINGS	24
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
	PART II
ITEM	5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	25
ITEM	6.	SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 2002	26
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	27
	PART III
ITEM	10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	28
ITEM	11.	EXECUTIVE COMPENSATION	30
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	30
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	30
	PART IV
ITEM	14.	CONTROLS AND PROCEDURES	30
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	31

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

          This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2003 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the ultimate results of the various pending arbitration and legal proceedings, the increased level of our retention, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment results and potential impairment of invested assets, exchange rate and political risks, legislative and regulatory developments, changes in the ratings assigned to us by ratings agencies, uncertainty as to our reinsurance coverage for terrorist acts, the availability of dividends from our insurance company subsidiaries, our successful integration of acquired companies or investment in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2003 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made.

PART I

ITEM  1.     BUSINESS

               W. R. Berkley Corporation, a Delaware corporation, is an insurance holding company which, through its subsidiaries, operates in five segments of the property casualty insurance business:

•	Specialty lines of insurance, including excess and surplus lines and commercial transportation

•	Alternative markets, including the management of alternative insurance market mechanisms

•	Reinsurance

•	Regional commercial property casualty insurance

•	International

          Our holding company structure provides us with the flexibility to respond to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. Our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment and reinsurance management and actuarial, financial and legal staff support.

          Unless otherwise indicated, all references in this Form 10-K to “W. R. Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries.

          Our specialty insurance, alternative markets and reinsurance operations are conducted nationwide. Regional insurance operations are conducted primarily in the Midwest, New England, Southern (excluding Florida) and Mid Atlantic regions of the United States. International operations are conducted primarily in Argentina and the Philippines.

          During 2001, the Company discontinued its regional personal lines and alternative markets reinsurance business. These discontinued businesses, which were previously reported in the regional and reinsurance segments, are now reported as a separate discontinued business segment. Segment information for the prior period has been restated to reflect these changes.

          Net premiums written as reported, based on accounting principles generally accepted in the United States of America (“GAAP”), for each of the past five years were as follows:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Amounts in thousands)
Net premiums written:
Specialty insurance	$861,693	$527,502	$285,525	$260,380	$253,472
Alternative markets	305,357	151,942	98,001	73,089	66,418
Reinsurance	680,205	236,784	276,640	309,180	269,635
Regional	776,577	598,149	499,526	497,041	486,213
International	79,313	150,090	118,981	86,172	75,106
Discontinued business	7,345	193,629	227,571	201,857	195,410

Total	$2,710,490	$1,858,096	$1,506,244	$1,427,719	$1,346,254

Percentage of net premiums written:
Specialty insurance	31.7%	28.4%	19.0%	18.2%	18.8%
Alternative markets	11.3	8.2	6.5	5.1	4.9
Reinsurance	25.1	12.7	18.4	21.7	20.0
Regional	28.7	32.2	33.1	34.9	36.2
International	2.9	8.1	7.9	6.0	5.6
Discontinued business	0.3	10.4	15.1	14.1	14.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The following sections briefly describe our insurance segments. All of the domestic insurance subsidiaries have an A.M. Best Company, Inc. (“A.M. Best”) rating of “A (Excellent)”, other than Admiral Insurance Company, which has a rating of “A+ (Superior).” A.M. Best’s ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “Best’s Ratings reflect [its] opinion based on a comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. Ratings may be changed, suspended or withdrawn at any time for any reason at the discretion of A.M. Best Company. These ratings are not a warranty of an insurer’s current or future ability to meet its contractual obligations, nor are they a recommendation to buy, sell or hold any security.” A.M. Best reviews its ratings on a periodic basis, and ratings of the Company’s subsidiaries are therefore subject to change.

SPECIALTY INSURANCE

          Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus (“E&S”) lines, professional liability, commercial transportation and surety markets. The specialty business is conducted through seven operating units. The companies within the segment are divided along the different customer bases and product lines which they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

          Admiral Insurance Company (“Admiral”) provides E&S coverages to medium and large-sized commercial risks that generally involve moderate to high degrees of risk. Admiral concentrates on commercial casualty, professional liability and commercial property lines of business produced by wholesale brokers.

          Carolina Casualty Insurance Company (“Carolina”) specializes in transportation insurance for long-haul trucking and public automobile risks, operating as an admitted carrier in all states.

          Nautilus Insurance Company (“Nautilus”) insures E&S risks which involve a lower degree of expected severity than those covered by Admiral. A substantial portion of Nautilus’ business is written on a binding authority basis, subject to certain contractual limitations.

          Monitor Liability Managers, Inc. (“Monitor”) specializes in professional liability insurance, including directors’ and officers’ liability, employment practices liability lawyers’ professional liability, management liability, and non-profit directors’ and officers’ liability coverages.

          Clermont Specialty Managers, Ltd. (“Clermont”) writes package insurance programs for luxury condominium, cooperative and rental apartment buildings and restaurants in the New York City metropolitan area.

          Monitor Surety Managers, Inc. (“Surety”) writes contract bonds, court and fiduciary bonds, license and permit bonds, and public official bonds, with a primary focus on providing surety bonds to mid-sized contractors.

          Berkley Medical Excess Underwriters, LLC (“Medical Excess”) was established at the end of 2001 to provide medical malpractice excess insurance and reinsurance coverage and services to hospitals and hospital associations.

          The following table sets forth the percentage of direct premiums written by each specialty unit:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Admiral	39.8%	40.7%	39.5%	36.6%	37.7%
Carolina	18.9	19.5	10.9	18.1	20.5
Nautilus	18.7	17.9	24.8	24.7	23.0
Monitor	16.1	16.4	17.8	14.2	12.9
Clermont	4.4	3.7	4.5	4.2	4.0
Surety	1.2	1.8	2.5	2.2	1.9
Medical Excess	0.9	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The following table sets forth the percentages of direct premiums written, by line, by our specialty insurance operations:

	Year Ended December 31,

	2002	2001	2000	1999	1998

General Liability	39.5%	42.4%	40.5%	30.5%	28.2%
Automobile Liability	13.6	15.2	10.6	18.3	19.0
Professional Liability	16.0	11.3	14.5	16.5	16.9
Fire and Allied Lines	10.1	9.1	9.2	7.7	7.1
Directors’ and Officers’ Liability	7.0	6.6	7.0	6.6	7.7
Commercial Multi-Peril	3.4	4.4	4.6	3.3	3.1
Automobile Physical Damage	2.8	3.8	4.3	6.4	6.1
Medical Malpractice	4.0	2.9	3.7	6.0	6.1
Surety	1.2	1.6	2.5	2.1	2.0
Inland Marine	1.8	2.0	1.6	1.9	1.8
Workers’ Compensation	0.5	0.5	0.7	0.6	1.9
Other	0.1	0.2	0.8	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

ALTERNATIVE MARKETS

          Our alternative markets operations specialize in developing, insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms. Our clients include employers, employer groups, insurers, and alternative market funds seeking less costly, more efficient ways to manage exposure to risks. In addition to providing insurance, the alternative markets segment also provides a wide variety of fee-based services, including consulting and administrative services.

          Each of our alternative markets operating units is involved in risk management and is organized according to one of the following product areas: insuring excess workers’ compensation risks; insuring primary workers’ compensation risks; and providing non-risk bearing administrative services nationwide.

          Midwest Employers Casualty Company (“MECC”) provides excess workers’ compensation coverage to self-insured employers and groups above their self-insured or retained limits.

          Key Risk Insurance Company (“Key Risk”) offers primary workers’ compensation insurance in North Carolina. Insurance services are also provided through its affiliate, Key Risk Management Services.

          Preferred Employers Insurance Company (“Preferred Employers”) offers primary workers’ compensation insurance in California. Insurance coverage is provided primarily to owner-managed small employers.

          Berkley Risk Administrators Company (“BRAC”) implements and manages alternative risk management programs and self-insurance pools for business, governments, educational institutions, tribal nations and non-profit entities. BRAC also provides administrative and claims services to insurance companies. BRAC’s services include third-party administration, claims adjustment and management, employee benefit consulting, accounting services, insurance and reinsurance risk transfer, loss control and safety consulting, management information systems, regulatory compliance and relations, risk management consulting, alternative markets plan management, statistical analysis, underwriting and rating, and policy issuance.

          The following table sets forth the percentage gross premiums written by each alternative markets unit:

	Year Ended December 31,

	2002	2001	2000	1999	1998

MECC	51.6%	53.6%	63.4%	68.7%	86.2%
Key Risk	19.6	24.3	26.4	27.4	13.8
Preferred Employers	24.3	20.6	9.7	3.9	—
BRAC	4.5	1.5	0.5	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The following table sets forth the percentage of revenues from the risk bearing and insurance services business:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Risk-bearing	76.2%	68.1%	65.1%	60.7%	58.4%
Insurance services	23.8	31.9	34.9	39.3	41.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

REINSURANCE OPERATIONS

          Our reinsurance operations consist of seven operating units, which specialize in underwriting property casualty reinsurance on both a treaty and a facultative basis.

          Signet Star Re, LLC (“Signet Star”) functions as a traditional reinsurer that focuses on specialty lines of business where knowledge and expertise in a specific area is valued over the capital scale of the reinsurance provider. Signet Star emphasizes casualty excess of loss treaties and prefers to take significant participations in order to have greater influence over the terms and conditions of coverage. Signet Star is committed exclusively to the broker market segment of the treaty reinsurance industry.

          Lloyd’s Reinsurance represents quota share reinsurance contracts with MAP Capital Limited, a Lloyd’s corporate member, and two Lloyd’s syndicates managed by Kiln plc. Map Capital Limited and the Lloyd’s syndicates underwrite a broad range of mainly short-tail classes of business on a worldwide basis.

          Facultative ReSources, Inc. (“Fac Re”) specializes in individual certificate and program facultative business developed through brokers. Its highly experienced underwriters seek to offset the underwriting and pricing cycles in the underlying insurance business by developing risk management solutions and through superior risk selection. Casualty facultative business is written on a direct basis by Fac Re’s affiliate, BF Re Underwriting, LLC.

          Vela Insurance Services, LLC (“Vela”) is an excess and surplus lines underwriting manager that specializes in providing general liability and product liability coverages to small and medium size accounts.

          Berkley Underwriting Partners, LLC (“Berkley Underwriting Partners”) oversees managing general underwriting (MGU) program business.

          Berkley Capital Underwriters, LLC (“Berkley Capital Underwriters”) offers quota share reinsurance to insurance companies where capital constraint is the primary obstacle to increasing their underwriting activities.

          Fidelity & Surety Reinsurance Managers, LLC (“Fidelity and Surety”) offers reinsurance coverage to a limited number of small fidelity and surety accounts.

          The following table sets forth the percentages of gross premiums written by each reinsurance unit:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Signet Star	28.0%	46.5%	63.8%	73.2%	78.4%
Lloyd’s Reinsurance	24.9	—	—	—	—
Fac Re	21.8	23.9	14.4	12.4	12.8
Vela	10.3	14.6	5.1	2.5	2.0
Berkley Underwriting Partners	9.8	9.1	9.2	4.2	—
Berkley Capital Underwriters	3.8	—	—	—	—
Fidelity and Surety	1.4	5.9	7.5	7.7	6.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The following table sets forth the percentage of gross premiums written, by property versus casualty business, by our reinsurance operations:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Property	24.8%	8.4%	14.4%	20.6%	31.4%
Casualty	75.2	91.6	85.6	79.4	68.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

REGIONAL INSURANCE OPERATIONS

          Our regional subsidiaries provide commercial insurance products to customers primarily in 32 states. Key clients of this segment are small-to-mid-sized businesses and governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of W. R. Berkley. The regional operations are conducted through four geographic regions based on markets served: Midwest, New England, Southern (excluding Florida) and Mid Atlantic.

          The regional subsidiaries primarily sell our insurance products through a network of non-exclusive independent agents who are compensated on a commission basis. Our regional companies underwrite all major commercial lines.

          The following table sets forth the percentage of direct premiums written by each region:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Midwest	39.8%	42.3%	42.9%	45.1%	45.9%
New England	28.7	26.7	24.7	21.5	20.3
Southern	16.7	15.8	16.4	14.4	14.3
Mid Atlantic	14.8	15.2	16.0	19.0	19.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The following table sets forth the percentages of direct premiums written, by line, by our regional insurance operations:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Commercial Multi-Peril	36.2%	29.9%	28.9%	28.1%	26.9%
Workers’ Compensation	24.9	24.3	22.7	22.8	24.2
Auto Liability	17.4	17.9	18.9	18.7	18.6
Auto Physical Damage	7.9	8.3	9.0	9.0	8.5
General Liability	6.1	8.3	8.7	8.7	8.8
Fire and Allied Lines	2.2	4.3	4.3	4.9	5.2
Inland Marine	2.6	3.9	4.1	4.4	4.2
Surety	0.8	1.0	1.0	0.9	0.9
Ocean Marine	0.7	0.9	1.0	0.9	0.8
Other	1.2	1.2	1.4	1.6	1.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The following table sets forth the percentages of direct premiums written, by state, by our regional insurance operations:

Year Ended December 31,	2002	2001	2000	1999	1998

State
Kansas	8.3%	7.9%	5.0%	4.8%	5.0%
Maine	7.5	7.9	8.0	6.8	8.0
New Hampshire	6.9	7.8	7.2	6.5	6.3
Massachusetts	7.2	7.2	5.8	4.6	2.9
Texas	6.2	6.3	6.0	5.3	5.3
Iowa	4.6	5.5	6.5	6.4	6.8
Nebraska	4.8	5.4	5.3	5.1	4.8
North Carolina	4.0	4.9	5.4	6.0	6.1
Minnesota	3.5	3.7	4.1	5.5	6.2
Vermont	4.1	3.7	3.2	3.0	3.2
Colorado	3.3	3.6	4.4	3.7	3.5
Missouri	3.2	3.5	3.7	4.4	4.4
South Dakota	3.6	3.4	2.9	3.0	3.1
Virginia	2.7	3.4	3.5	3.6	4.1
Wisconsin	2.7	2.9	2.7	3.0	3.0
Mississippi	2.1	2.5	3.1	3.1	4.0
Pennsylvania	3.9	2.4	2.1	3.7	3.3
Arkansas	1.9	2.3	2.7	2.2	2.3
Illinois	2.2	2.3	2.7	3.0	3.4
South Carolina	1.3	1.6	2.0	1.9	2.0
Tennessee	1.8	1.6	2.0	2.0	1.7
Oklahoma	1.5	1.5	1.3	1.0	0.8
Idaho	1.5	1.3	1.2	1.5	1.9
Other	11.2	7.4	9.2	9.9	7.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

INTERNATIONAL OPERATIONS

          In 1995, the Company and Northwestern Mutual Life International, Inc. (“NML”), a wholly-owned subsidiary of The Northwestern Mutual Life Insurance Company, entered into a joint venture to form Berkley International, LLC (“Berkley International”), a limited liability company. We agreed to contribute up to $65 million to Berkley International in exchange for a 65% membership interest and NML agreed to contribute up to $35 million to Berkley International in exchange for a 35% membership interest.

          Applying the same approach that we take for our domestic businesses, we believe that decentralized control is key to the success of our international effort. For example, we hire local insurance executives who have specialized knowledge of their customers, markets and products, and we link their compensation to meeting performance objectives.

          International operations are conducted in Argentina and the Philippines. In Argentina, we currently offer commercial and personal property casualty insurance. Our Argentine subsidiary ceased writing life insurance business in 2002 and began a process of liquidating its life insurance in-force. In the Philippines, we provide savings and life products to customers, including endowment policies to pre-fund education costs and retirement income.

          The following table set forth the percentages of direct premiums for our international operations:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Property casualty	72.3%	77.9%	72.3%	72.3%	85.5%
Life	10.0	12.4	14.7	16.5	10.9

Total Argentina	82.3	90.3	87.0	88.8	96.4
Philippines - Life	17.7	9.7	13.0	11.2	3.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

DISCONTINUED BUSINESS

          In the third quarter of 2001, the Company discontinued its personal lines business, both homeowners and private passenger automobile, and the alternative markets division of its reinsurance segment, by not renewing existing policies or treaties and ceasing to write new business.

     The following table set forth the percentages of premiums for our discontinued business:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Personal lines	68.3%	61.8%	61.8%	74.3%	77.7%
Alternative markets reinsurance	31.7	38.2	38.2	25.7	22.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

RECENT DEVELOPMENTS

          In March 2003, the Company announced that it intends to form a United Kingdom authorized insurance company. It is expected that the enterprise will be London-based and will specialize in principally U.K. domestic casualty risks. It is anticipated that the company will commence operation in the third quarter of 2003, subject to regulatory and other approvals.

          During the first quarter of 2003, the Company issued $200 million (face amount) of ten year 5.875% senior notes and repaid $61 million of maturing debt.

Results by Industry Segment

               Summary financial information about our operating segments is presented on a GAAP basis in the following table (all amounts include realized capital gains and losses):

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(Amounts in thousands)
Specialty Insurance
Total revenues	$773,187	$440,650	$324,859	$309,068	$311,955
Income before income taxes	130,477	28,806	31,836	39,261	85,889

Alternative Markets
Total revenues	362,147	234,121	189,795	169,221	162,682
Income before income taxes	65,612	32,971	35,315	20,593	34,241

Reinsurance
Total revenues	514,253	281,490	349,164	341,940	297,144
Income (loss) before income taxes	39,299	(54,502)	27,760	14,091	33,858

Regional
Total revenues	757,473	614,924	565,327	541,368	526,099
Income (loss) before income taxes	111,807	44,403	8,761	(78,895)	(3,736)

International
Total revenues	104,076	137,683	118,234	93,878	80,287
Income (loss) before income taxes	7,710	(6,082)	6,853	3,535	(7,017)

Discontinued business
Total revenues	55,774	232,403	232,392	213,816	199,673
Loss before income taxes	(10,682)	(133,480)	(9,936)	(14,141)	(18,528)

          The table below represents summary underwriting ratios, on a GAAP accounting basis for our insurance companies and the insurance industry. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Specialty Insurance
Loss ratio	64.0%	71.4%	73.2%	68.0%	61.9%
Expense ratio	26.3	31.1	33.6	35.2	31.5

Combined ratio	90.3%	102.5%	106.8%	103.2%	93.4%

Alternative Markets
Loss ratio	66.7%	76.5%	70.2%	65.8%	61.4%
Expense ratio	29.6	32.9	38.7	41.5	43.4

Combined ratio	96.3%	109.4%	108.9%	107.3%	104.8%

Reinsurance
Loss ratio	73.0%	104.4%	73.2%	76.0%	74.3%
Expense ratio	29.9	36.8	33.2	33.4	31.6

Combined ratio	102.9%	141.2%	106.4%	109.4%	105.9%

Regional
Loss ratio	59.1%	67.2%	75.5%	87.1%	76.4%
Expense ratio	32.4%	35.0	35.1	37.5	36.7

Combined ratio	91.5%	102.2%	110.6%	124.6%	113.1%

International
Loss ratio	54.2%	61.4%	62.1%	55.4%	59.7%
Expense ratio	51.3	40.6	41.7	47.5	59.9

Combined ratio	105.5%	102.0%	103.8%	102.9%	119.6%

Discontinued Business
Loss ratio	98.7%	131.4%	75.9%	77.0%	76.0%
Expense ratio	30.8	33.0	32.8	34.0	37.4

Combined ratio	129.5%	164.4%	108.7%	111.0%	113.4%

Total
Loss ratio	65.0%	82.1%	73.4%	76.8%	71.6%
Expense ratio	30.4	34.4	34.8	36.5	36.5

Combined ratio	95.4%	116.5%	108.2%	113.3%	108.1%

Investments

          Investment results before income tax effects were as follows:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Amounts in thousands)
Average investments, at cost	$3,881,121	$3,279,830	$3,046,364	$3,068,324	$3,013,612

Investment income, before expenses	$210,900	$206,656	$219,955	$198,556	$206,065

Percent earned on average investments	5.4%	6.3%	7.2%	6.5%	6.8%

Realized gains (losses)	$15,214	$(12,252)	$7,535	$(5,683)	$23,857

Change in unrealized investment gains (losses) (1)	$124,188	$31,277	$109,273	$(167,020)	$(3,253)

(1)	The change in unrealized investment gains (losses) represents the difference between fair value and cost of investments at the beginning and end of the calendar year, including investments carried at cost.

          The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	2002	2001	2000	1999	1998

1 year or less	3.1%	3.2%	3.5%	3.0%	1.7%
Over 1 year through 5 years	16.9	20.5	22.1	16.4	16.0
Over 5 years through 10 years	25.4	23.2	21.8	26.0	24.4
Over 10 years	27.8	26.2	27.7	34.6	37.2
Mortgage-backed securities	26.8	26.9	24.9	20.0	20.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Loss and Loss Adjustment Expense Reserves

               In the property casualty insurance industry, it is not unusual for significant periods of time to elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer’s payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves, which is a balance sheet account representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Our loss reserves reflect current estimates of the ultimate cost of closing outstanding claims. Other than our excess workers’ compensation business and the workers’ compensation portion of our reinsurance business, as discussed below, we do not discount our reserves for financial reporting purposes.

               In general, when a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis which provide for losses incurred but not yet reported to the insurer, potential inadequacy of case reserves, the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process (“LAE”), and a provision for potentially uncollectible reinsurance.

          In examining reserve adequacy, several factors are considered, including historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. The actuarial process relies on the basic assumption that past experience, adjusted judgmentally for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Reserve amounts are necessarily based on management’s informed estimates and judgments using data currently available. As additional experience and other data become available and are reviewed, these estimates and judgments are revised. This may result in increases or decreases to reserves for insured events of prior years. The reserving process implicitly recognizes the impact of inflation and other factors affecting loss costs by taking into account changes in historical claim patterns and perceived trends. There is no precise method to evaluate the impact of any specific factor on the adequacy of reserves, because the ultimate cost of closing claims is influenced by numerous factors.

          While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to fluctuation. In particular, high levels of jury verdicts against insurers, as well as judicial decisions which “re-formulate” policies to expand coverage to include previously unforeseen theories of liability, e.g., those regarding pollution, other environmental exposures or man-made catastrophes, have produced unanticipated claims and increased the difficulty of estimating the loss and loss adjustment expense reserves.

          We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience and is supplemented with data compiled from insurance companies writing similar business. The liabilities for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve for non-proportional business, and at the statutory rate for proportional business. The discount rates range from 3.9% to 6.5% with a weighted average rate of 5.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $293,000,000, $243,000,000 and $223,000,000 at December 31, 2002, 2001 and 2000, respectively.

          To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. Environmental claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

          Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $28,509,000 and $24,794,000 at December 31, 2002 and 2001, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $47,637,000 and $43,405,000 at December 31, 2002 and 2001, respectively. Net incurred losses and loss expenses (recoveries) for reported asbestos and environmental claims were approximately $6,652,000, ($4,503,000) and $1,602,000 in 2002, 2001 and 2000, respectively. Net paid losses and loss expenses (receivables) for reported asbestos and environmental claims were approximately $2,938,000, $125,000 and $3,123,000 in 2002, 2001 and 2000, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

          The following table sets forth the components of our gross loss reserves and net provision for losses and loss expense (amounts in thousands):

	2002	2001	2000

Gross Reserves:
Property casualty	$3,167,925	$2,763,850	$2,475,805
Life	42,707	53,832	58,112

Total	$3,210,632	$2,817,682	$2,533,917

Net provision for losses and loss expense:
Property casualty	$1,457,254	$1,360,683	$1,072,632
Life	6,717	19,817	21,779

Total	$1,463,971	$1,380,500	$1,094,411

          The table below provides a reconciliation of the beginning and ending property casualty reserves, on a gross of reinsurance basis (amounts in thousands) (1):

	2002	2001	2000

Net reserves at beginning of year	$2,033,293	$1,818,049	$1,723,865

Net provision for losses and loss expenses:
Claims occurring during the current year	1,288,071	1,140,622	1,047,060
Increase in estimates for claims occurring in prior years	173,732	211,344	14,042
Net decrease (increase) in discount for prior years	(4,549)	8,717	11,530

	1,457,254	1,360,683	1,072,632

Net payments for claims:
Current year	373,541	443,802	394,401
Prior years	793,765	701,637	584,047

	1,167,306	1,145,439	978,448

Net reserves at end of year	2,323,241	2,033,293	1,818,049
Ceded reserves at end of year	844,684	730,557	657,756

Gross reserves at end of year	$3,167,925	$2,763,850	$2,475,805

     A reconciliation, as of December 31, 2002, between the reserves reported in the accompanying consolidated financial statements which have been prepared in accordance with GAAP and those reported on the basis of statutory accounting principles (“SAP”) is as follows (amounts in thousands):

Net reserves reported on a SAP basis	$2,353,263
Additions (deductions) to statutory reserves:
International property & casualty reserves	19,538
Loss reserve discounting (2)	(49,560)
Net reserves reported on a GAAP basis	2,323,241
Ceded reserves reclassified as assets	844,684

Gross reserves reported on a GAAP basis	$3,167,925

(1)	Claims occurring during the current year is net of discount of $38,939,000, $24,781,000 and $39,990,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(2)	For statutory purposes, we use a discount rate of 3.9% as permitted by the Department of Insurance of the State of Delaware.

     The following table presents the development of net reserves for 1992 through 2002. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

          The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1992 reserves have developed a $162 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1992 is reserved for $2,000 as of December 31, 1992. Assuming this claim estimate was changed in 2002 to $2,300, and was settled for $2,300 in 2002, the $300 deficiency would appear as a deficiency in each year from 1992 through 2001.

	(Amounts in millions)
Year Ended December 31,	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Discounted net reserves for losses and loss expenses	$710	$783	$895	$1,209	$1,333	$1,433	$1,583	$1,724	$1,818	$2,033	$2,323
Reserve discounting	—	—	—	152	172	190	187	196	223	243	293

Undiscounted net reserve	710	783	895	1,361	1,505	1,623	1,770	1,920	2,041	2,276	2,616
Net Re-estimated as of:
One year later	704	776	885	1,346	1,481	1,580	1,798	1,934	2,252	2,450
Two years later	694	755	872	1,305	1,406	1,566	1,735	2,082	2,397
Three years later	665	744	833	1,236	1,356	1,446	1,805	2,203
Four years later	655	708	789	1,195	1,239	1,463	1,856
Five years later	630	672	764	1,112	1,248	1,494
Six years later	600	649	706	1,118	1,271
Seven years later	579	599	712	1,135
Eight years later	541	605	723
Nine years later	547	610
Ten years later	548
Cumulative redundancy (deficiency) undiscounted	$162	$173	$172	$226	$234	$129	$(86)	$(283)	$(356)	$(174)

Cumulative amount of net liability paid through:
One year later	$169	$186	$221	$265	$332	$365	496	584	702	794
Two years later	275	221	355	434	523	574	795	1,011	1,255
Three years later	306	291	445	550	635	737	1,032	1,426
Four years later	344	334	501	616	714	852	1,306
Five years later	362	363	528	655	782	1,033
Six years later	375	373	543	701	903
Seven years later	376	373	577	785
Eight years later	370	393	634
Nine years later	384	421
Ten years later	397
Discounted net reserves		783	895	1,209	1,333	1,433	1,583	1,724	1,818	2,033	2,323
Ceded Reserves		1,233	1,176	451	450	477	538	617	658	731	845

Discounted gross reserves		2,016	2,071	1,660	1,783	1,910	2,121	2,341	2,476	2,764	3,168
Reserve discounting		—	—	192	216	241	248	250	286	324	384

Gross reserve		$2,016	$2,071	$1,852	$1,999	$2,151	$2,369	$2,591	$2,762	$3,088	$3,552

Gross Re-estimated as of:
One year later		2,010	2,043	1,827	1,965	2,132	2,390	2,653	2,827	3,153
Two years later		1,966	2,026	1,789	1,959	2,096	2,389	2,556	2,730
Three years later		1,955	1,983	1,754	1,909	2,010	2,218	2,385
Four years later		1,913	1,951	1,733	1,823	1,871	2,079
Five years later		1,855	1,928	1,681	1,739	1,787
Six years later		1,815	1,899	1,630	1,688
Seven years later		1,788	1,858	1,589
Eight years later		1,757	1,827
Nine years later		1,737
Gross cumulative redundancy (deficiency) undiscounted		$279	$244	$263	$311	$364	$290	$206	$32	$(65)

Reinsurance

          We follow the customary industry practice of reinsuring a portion of our exposures and paying to reinsurers a part of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of “A (Excellent)” or better with $500 million in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of “A-(Excellent)” or better with $250 million in policyholder surplus. As a result of the attacks of September 11, many reinsurers have significantly changed their underwriting guidelines, and limit or no longer provide terrorism coverage. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and Note 10 of “Notes to Consolidated Financial Statements.”

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

          In addition to regulatory supervision of our insurance subsidiaries, we are subject to state statutes governing insurance holding company systems. Typically, such statutes require that we periodically file information with the state insurance commissioner, including information concerning our capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of our outstanding voting securities would be required to obtain regulatory approval of the purchase. Under Florida law, which is applicable to us due to our ownership of Carolina Casualty Insurance Company, a Florida domiciled insurer, the acquisition of more than 5% of our capital stock must receive regulatory approval. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

          Various state and federal organizations, including Congressional committees and the National Association of Insurance Commissioners (“NAIC”), have been conducting reviews into various aspects of the insurance business. The NAIC codified statutory accounting practices for certain insurance enterprises effective January 1, 2001. No assurance can be given that future legislative or regulatory changes resulting from such activity will not adversely affect our insurance subsidiaries.

          The NAIC utilizes a Risk Based Capital (RBC) formula which is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized control level RBC as of December 31, 2002.

          The Gramm-Leach-Bliley Act, or Financial Services Modernization Act of 1999 (the “Act”), was enacted in 1999 and significantly affects the financial services industry, including insurance companies, banks and securities firms. The Act modifies federal law to permit the creation of financial holding companies (“FHCs”), which, as regulated by the Act, can maintain cross-holdings in insurance companies, banks and securities firms to an extent not previously allowed. The Act also permits or facilitates certain types of combinations or affiliations for FHCs. The Act establishes a functional regulatory scheme under which state insurance departments will maintain primary regulation over insurance activities, subject to provisions for certain federal preemptions. It is not anticipated that the insurance regulatory aspects of the Act will have a material effect on our operations.

          Our insurance subsidiaries are also subject to assessment by state guaranty funds when an insurer in that jurisdiction has been judicially declared insolvent and insufficient funds are available from the liquidated company to pay policyholders and claimants. The protection afforded under a state’s guaranty fund to policyholders of the insolvent insurer varies from state to state. Generally, all licensed property casualty insurers are considered to be members of the fund, and assessments are based upon their pro rata share of direct written premiums. The NAIC Model Post-Assessment Guaranty Fund Act, which many states have adopted, limits assessments to an insurer to 2% of its subject premium and permits recoupment of assessments through rate setting. Likewise, several states (or underwriting organizations of which our insurance subsidiaries are required to be members) have limited assessment authority with regard to deficits in certain lines of business.

          We receive funds from our insurance subsidiaries in the form of dividends and fees for certain management services. Annual dividends in excess of maximum amounts prescribed by state statutes may not be paid without the approval of the insurance commissioner of the state in which an insurance subsidiary is domiciled.

          The Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective November 26, 2002. TRIA establishes a temporary Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program terminates on December 31, 2005. TRIA is applicable to almost all commercial lines of property and casualty insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program the federal government will pay 90% of an insurer’s losses in excess of the insurer’s applicable deductible. The insurer’s deductible is based on a percent of earned premium for covered lines of commercial property and casualty insurance: for 2003 the deductible is 7% of 2002 premium, for 2004 it is 10% of 2003 premium and for 2005 it is 15% of 2004 premium. TRIA limits the federal governments share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.

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

          Competition for the reinsurance business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Berkshire Hathaway, Employers Reinsurance, Transatlantic Reinsurance and

Everest Reinsurance, which collectively comprise a majority of the property casualty reinsurance market in the United States.

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

Employees

          As of March 8, 2003, we employed 4,359 persons. Of this number, our subsidiaries employed 4,305 persons, of whom 2,012 were executive and administrative personnel and 2,293 were clerical personnel. We employed the remaining 54 persons at the parent company and in investment operations, of whom 42 were executive and administrative personnel and 12 were clerical personnel.

Other Information about the Company’s business

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

          The Company’s internet address is www.wrberkley.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. The Corporation’s annual report on Form 10-K, annual reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are accessible free of charge through this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.

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

          We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. In some cases, long-tail lines of business such as excess workers’ compensation and the workers’ compensation portion of our reinsurance business are reserved on a discounted basis. The variables described above are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial and litigation trends and legislative changes.

          The risk of the occurrence of such events is especially present in our specialty and reinsurance businesses as well as our discontinued alternative markets reinsurance business. Many of these items are not directly quantifiable in advance. In some areas of our business, the level of reserves we establish is dependent in part upon the actions of third parties that are beyond our control. In our reinsurance and excess workers’ compensation businesses, we may not establish sufficient reserves if third parties do not give us advance notice or provide us with appropriate information regarding certain matters. Additionally, there may be a significant delay between the occurrence of the insured event and the time it is reported to us.

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

          We increased our retention levels in 2001 and 2002 due to changes in market conditions and the pricing environment. We purchased less reinsurance, the process by which we transfer, or cede, part of the risk we have assumed to a reinsurance company, thereby retaining more risk. We may further increase our retention levels in the future. As a result, our earnings could be more volatile and increased severities are more likely to have a material adverse effect on our results of operations and financial condition. A significant change in our retention levels could also cause our historical financial results, including compound annual growth rates, to be inaccurate indicators of our future performance on a segment or consolidated basis.

As a property casualty insurer, we face losses from natural and man-made catastrophes.

          Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, as well as terrorist activities. The incidence and severity of catastrophes are inherently unpredictable. For example, during the five years ended December 31, 2002, our losses from natural and man-made catastrophes ranged from $xx million to $xx million. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce unforeseen losses and have a material adverse effect on our results of operations and financial condition.

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

          New competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and thereby adversely affect our underwriting results.

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

We, as a primary insurer, may have significant exposure for terrorist acts.

          To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a primary insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism certified by the Secretary of the Treasury under The Terrorism Risk Insurance Act of 2002(“TRIA”), our mandatory deductible under TRIA could be a material amount.

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.

          We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims.

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

          Our investment portfolio consists substantially of fixed income securities. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. With respect to our investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Further, the value of any particular fixed income security is subject to impairment based on the credit worthiness of a given issuer. Because substantially all of our fixed income securities are classified as available for sale, changes in the market value of our securities are reflected in our balance sheet. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations affect the value of our investments and could adversely affect our results of operations and financial condition.

Our operations in Argentina and the Philippines expose us to investment, political and economic risks.

          Our operations in Argentina and the Philippines expose us to investment, political and economic risks, including foreign currency and credit risk. Changes in the exchange rate between the U.S. dollar and either the Argentine or Philippine peso could have an adverse effect on our results of operations and financial condition. Argentina has experienced substantial political and economic problems it is likely that there will be further changes to Argentine economic and monetary policies in the future. These changes may result in further impairment in value of Argentine bonds and a decline in investment income as a result of lower interest on bonds

We are subject to extensive governmental regulation, which increases our costs and could restrict the conduct of our business.

          We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This system of regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	requiring certain methods of accounting;

•	requiring reserves for unearned premium, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

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

          We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. Also, changes in the level of regulation of the insurance industry, whether federal, state or foreign, or changes in laws or regulations themselves or interpretations by regulatory authorities, restrict the conduct of our business. The growing number of insolvencies in the insurance industry increases the possibility that we will be assessed pursuant to various state guaranty fund requirements.

We are rated by A.M. Best and Standard & Poor’s, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

          Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated by A.M. Best, and certain of our insurance company subsidiaries are rated for their claims-paying ability by Standard & Poor’s Corporation, or Standard & Poor’s. A.M. Best and Standard & Poor’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review by A.M. Best and Standard & Poor’s, and we cannot assure you that we will be able to retain those ratings. Our A.M. Best rating is A+ (Superior) for Admiral Insurance Company and A (Excellent) for our other insurance companies rated by A. M. Best. The Standard & Poor’s financial strength rating for our insurance subsidiaries is A+/negative. If our ratings are reduced from their current levels by A.M. Best and/or Standard & Poor’s, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

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

          W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2002, the Company had aggregate office space of 1,072,093 square feet, of which 394,410 was owned and 677,682 was leased.

          Rental expense was approximately $17,586,000, $18,021,000 and $16,580,000 for 2002, 2001 and 2000, respectively. Future minimum lease payments (without provision for sublease income) are $13,797,000 in 2003; $9,984,000 in 2004; $7,693,000 in 2005; and $21,956,000 thereafter.

ITEM  3.     LEGAL PROCEEDINGS

          The Company’s subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

          A subsidiary of the Company has a pending arbitration proceeding pertaining to the interpretation of the contract terms in two reinsurance agreements. The arbitration was demanded in April 2002, and a hearing is presently scheduled for the third quarter of 2003. Each party is seeking to have its interpretation of the contract terms prevail. As of December 31, 2002, the reinsurer’s interpretation of the contract terms would reduce the Company’s recoverable from the reinsurer by $4 million for paid losses and $46 million for unpaid losses. Although the ultimate outcome of this matter cannot be determined, management believes that the Company’s interpretation of this contract is correct and intends to vigorously pursue this matter in arbitration.

          There are two pending arbitrations pertaining to reinsurance contract coverage issues where a subsidiary of the Company is the assuming reinsurer. One such arbitration was demanded by the ceding company in January 2002, and the other was demanded by the ceding company in April 2002. Hearings in both arbitrations are presently scheduled during the second quarter of 2003. In each instance, the relief sought is a determination of the coverage issue involved. The Company’s estimates of the cost of settling its insurance and reinsurance claims, including claims in arbitrations and litigation, are reflected in its aggregate reserves for losses and loss expenses. Accordingly, based on currently available information, the Company believes that the resolution of these two pending arbitrations will not have a material effect on its financial condition or results of operations. However, if these two arbitrations are decided adversely to the Company, the Company’s potential exposure, in excess of the amounts reserved, is up to $16 million, after tax.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of 2002 to a vote of holders of the Company’s Common Stock.

PART II

ITEM  5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our Common Stock is traded on the New York Stock Exchange under the symbol “BER”. All amounts have been adjusted to reflect the 3-for-2 common stock split on July 7, 2002.

	Price Range		Common
			Dividends Paid
	High	Low	Per Share

2002:
Fourth Quarter	$40.27	$31.14	$.09 cash
Third Quarter	37.39	29.90	$.09 cash
Second Quarter	40.80	35.97	$.09 cash
First Quarter	38.70	32.03	$.09 cash
2001:
Fourth Quarter	$38.93	$31.02	$.09 cash
Third Quarter	33.07	25.40	$.09 cash
Second Quarter	30.25	24.60	$.09 cash
First Quarter	32.50	23.29	$.09 cash

          The closing price of the Common Stock on March 26, 2003, as reported on the New York Stock Exchange, was $42.06 per share. The approximate number of record holders of the Common Stock on March 14, 2003 was 602.

ITEM  6.     SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 2002

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(Amounts in thousands, except per share data)
Net premiums written	$2,710,490	$1,858,096	$1,506,244	$1,427,719	$1,346,254
Net premiums earned	2,252,527	1,680,469	1,491,014	1,414,384	1,278,399
Net investment income	187,875	195,021	210,448	190,316	202,420
Service fees	86,095	75,771	68,049	72,344	70,727
Realized investment gains (losses)	15,214	(12,252)	7,535	(5,683)	23,857
Foreign currency gains (losses)	21,856	758	829	(381)	1,543
Total revenues	2,566,084	1,941,797	1,781,287	1,673,668	1,582,517
Interest expense	45,475	45,719	47,596	50,801	48,819
Income (loss) before federal and foreign income taxes	259,433	(151,394)	40,851	(79,248)	62,781
Federal and foreign income tax (expense) Benefit	(84,139)	56,661	(2,451)	45,766	(5,465)
Minority interest	(249)	3,187	(2,162)	(566)	1,444
Preferred dividends	—	—	—	(497)	(7,548)
Net income (loss) before change in accounting and extraordinary gain(loss)	175,045	(91,546)	36,238	(34,545)	51,212
Cumulative effect of change in accounting	—	—	—	(3,250)	—
Extraordinary gain (loss)	—	—	—	735	(5,017)
Net income (loss) attributable to common stockholders	175,045	(91,546)	36,238	(37,060)	46,195
Data per common share (1):
Basic:
Net income (loss) before change in accounting and extraordinary item	3.44	(2.09)	.94	(.90)	1.21
Net income (loss)	3.44	(2.09)	.94	(.96)	1.09
Diluted:
Net income (loss) before change in accounting and extraordinary income	3.31	(2.09)	.93	(.90)	1.17
Net income (loss)	3.31	(2.09)	.93	(.96)	1.06
Stockholders’ equity	24.18	18.68	17.69	15.40	19.20
Cash dividends declared	$.36	$.36	$.36	$.36	$.32
Weighted average shares outstanding:
Basic	50,885	43,708	38,448	38,735	42,291
Diluted	52,923	45,833	38,987	38,891	43,673
Investments (2)	$4,663,100	$3,607,586	$3,112,540	$2,995,980	$3,249,581
Total assets	7,031,323	5,633,509	5,022,070	4,784,791	4,983,431
Reserves for losses and loss expenses	$3,210,632	2,817,682	2,533,917	2,361,238	2,126,566
Long-term debt	362,985	370,554	370,158	394,792	394,444
Trust preferred securities	198,251	198,210	198,169	198,126	207,988
Stockholders’ equity	1,335,199	931,595	680,896	591,778	861,281

(1)	Adjusted to reflect the 3-for-2 common stock slip effective on July 2, 2002.

(2)	Including trading account receivable from brokers and clearing organizations and trading account securities sold but not yet purchased.

ITEM  7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained on pages 26 through 33 of the registrant’s 2002 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM  7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information under “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained on pages 32 and 33 of the registrant’s 2002 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant are contained on pages 34 through 54 of registrant’s 2002 Annual Report to Stockholders and are incorporated herein by reference.

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM  10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following information is provided as to the directors and executive officers of the Company as of March 20, 2003:

Name	Age	Position

William R. Berkley	57	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer
Eugene G. Ballard	50	Senior Vice President - Chief Financial Officer and Treasurer
William R. Berkley, Jr.	30	Senior Vice President - Specialty Operations, Director
Robert P. Cole	52	Senior Vice President - Regional Operations
Paul J. Hancock	41	Senior Vice President - Chief Corporate Actuary
Robert C. Hewitt	42	Senior Vice President - Risk Management
H. Raymond Lankford	60	Senior Vice President - Alternative Markets Operations
Ira S. Lederman	49	Senior Vice President - General Counsel and Corporate Secretary
James W. McCleary	56	Senior Vice President - Reinsurance Operations
James G. Shiel	43	Senior Vice President - Investments
Clement P. Patafio	38	Vice President - Corporate Controller
Philip J. Ablove	62	Director
Ronald E. Blaylock	43	Director
Mark E. Brockbank	50	Director
George G. Daly	62	Director
Richard G. Merrill	72	Director
Jack H. Nusbaum	62	Director
Mark L. Shapiro	58	Director

          As permitted by Delaware law, the Board of Directors of the Company is divided into three classes, the classes being divided as equally as possible and each class having a term of three years. Directors generally serve until their respective successors are elected at the annual meeting of stockholders which ends their term. None of the Company’s directors has any family relationship with any other director or executive officer, except William R. Berkley, Jr. is the son of William R. Berkley. Each year the term of office of one class expires. In May 2002, the term of a class consisting of three directors expired. Richard G. Merrill, Jack H. Nusbaum and Mark L. Shapiro were elected as directors to hold office for a term of three years until the Annual Meeting of Stockholders in 2005 and until their successors are duly elected and qualify. Robert B. Hodes, a director whose term was to expire in 2003, resigned during 2002.

          William R. Berkley has been Chairman of the Board and Chief Executive Officer of the Company since its formation in 1967. He also currently serves as President and Chief Operating Officer, a position which he has held since March 1, 2000 and has held at various times from 1967 to 1995. Mr. Berkley also serves as Chairman of the Board or director of a number of public and private companies. These include Associated Community Bancorp, Inc. and its subsidiaries, The Greenwich Bank & Trust Company and Westport National Bank; The First Marblehead Corporation; FLOORgraphics, Inc.; Interlaken Capital, Inc.; Strategic Distribution, Inc. and W. R. Berkley Corporation Charitable Foundation. Mr. Berkley’s current term as a director expires in 2003.

          Eugene G. Ballard has been Senior Vice President - Chief Financial Officer and Treasurer of the Company since June 1, 1999. Before joining the Company, Mr. Ballard was Executive Vice President and Chief Financial Officer of GRE Insurance Group, New York, New York since 1995.

          William R. Berkley, Jr. has been a Director of the Company since 2001, a Senior Vice President - Specialty Operations since January 2003 and Vice Chairman of Berkley International, LLC since May 2002. He was Senior Vice President of the Company from January 2002 to January 2003 and Vice President from May 2000 to January 2002. Mr. Berkley joined the Company in September 1997. Mr. Berkley was President of Berkley International, LLC from January 2001 to May 2002, and Executive Vice President from March 2000 to January 2001. From July 1995 to August 1997, he served in the Corporate Finance Department of Merrill Lynch Investment Company. Mr. Berkley is also a director of Associated Community Bancorp, Inc. and its subsidiary Westport National Bank; Interlaken Capital, Inc.; Strategic Distribution, Inc.; and W. R. Berkley Corporation Charitable Foundation. Mr. Berkley’s current term as director expires in 2004.

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

          Paul J. Hancock has been Senior Vice President - Chief Corporate Actuary of the Company since January 2002. He joined the Company in 1997 and most recently served as a Vice President in the actuarial department. Mr. Hancock came to the Company from Berkley Insurance Company, a subsidiary of the Company, where he was Vice President - Actuarial Manager.

          Robert C. Hewitt has been Senior Vice President - Risk Management of the Company since January 2002. He was most recently a Senior Vice President for Benfield Blanch Inc. (and its predecessor, E. W. Blanch Co., Inc.), where he served from 1986 - 2002 and managed its New York City office since 1995. Mr. Hewitt has over 20 years of experience in the reinsurance and insurance industries.

          H. Raymond Lankford has been Senior Vice President - Alternative Markets Operations of the Company since May 1996. Prior thereto, he was President of All American Agency Facilities, Inc., a subsidiary of the Company, from October 1991, having joined All American in 1990. Mr. Lankford has been in the insurance business in various capacities for more than 30 years.

          Ira S. Lederman has been Senior Vice President since January 1997 and General Counsel and Corporate Secretary of the Company since November 2001. Additionally, he has been General Counsel of Berkley International, LLC since January 1998. Previously, Mr. Lederman was General Counsel - Insurance Operations from August 2000, Assistant Secretary from May 1986, Assistant General Counsel from July 1989 until August 2000 and Vice President from May 1986 until January 1997. Prior thereto, Mr. Lederman was Insurance Counsel of the Company since May 1986 and Associate Counsel from April 1983.

          James W. McCleary has been Senior Vice President - Reinsurance Operations of the Company since August 2001. Mr. McCleary has served as President of Facultative ReSources, Inc., a Berkley subsidiary, since 1990 and chief underwriting officer since its inception. Mr. McCleary has over 29 years of experience in the reinsurance sector.

          James G. Shiel has been Senior Vice President - Investments of the Company since January 1997. Prior thereto, he was Vice President - Investments of the Company since January 1992. Since February 1994, Mr. Shiel has been President of Berkley Dean & Company, Inc., a subsidiary of the Company, which he joined in 1987.

          Clement P. Patafio has been Vice President - Corporate Controller of the Company since January 1997. Prior thereto, he was Assistant Vice President - Corporate Controller since July 1994 and Assistant Controller since May 1993. Before joining the Company, Mr. Patafio was with KPMG LLP from 1986 to 1993.

          Philip J. Ablove has been a director of the Company since August 2002. Mr. Ablove was Executive Vice President and Chief Financial Officer of Pioneer Companies, Inc. from March 1996 to December 2002 when he retired. He was Senior Vice President and Chief Financial Officer of W. R. Berkley Corporation from July 1973 until April 1983. Mr. Ablove’s current term as a director expires in 2003.

          Ronald E. Blaylock has been a director of the Company since 2001. Mr. Blaylock is the Founder, Chairman and Chief Executive Officer of Blaylock & Partners, L.P., an investment banking firm. He held senior management positions with PaineWebber Group and Citicorp before launching Blaylock & Partners in 1993. Mr. Blaylock’s current term as director expires in 2004.

          Mark E. Brockbank, retired, has been a director of the Company since 2001. Mr. Brockbank served from 1995 to 2000 as Chief Executive of XL Brockbank LTD, an underwriting management agency at Lloyd’s of London. He was a founder of the predecessor firm of XL Brockbank LTD and was a director of XL Brockbank LTD from 1983 to 2000. Mr. Brockbank’s current term as a director expires in 2004.

          George G. Daly has been a director of the Company since 1998. Dr. Daly is Fingerhut Professor and Dean Emeritus Stern School of Business, New York University since August 2002. Previously, he was Dean of Stern School of Business, and Dean Richard R. West Professor of Business, New York University for more than five years. In addition to his academic career, Dr. Daly served as Chief Economist at the U.S. Office of Energy Research and Development in 1974. Dr. Daly’s current term as a director expires in 2003.

          Richard G. Merrill has been a director of the Company since 1994. Mr. Merrill was Executive Vice President of Prudential Insurance Company of America from August 1987 to March 1991 when he retired. Prior thereto, he served as Chairman and President of Prudential Asset Management Company since 1985. Mr. Merrill is also a director of Associated Community Bancorp, Inc. and Sysco Corporation. Mr. Merrill’s current term as a director expires in 2005.

          Jack H. Nusbaum has been a director of the Company since 1967. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher where he has been a partner for more than the last five years. He is a director of Associated Community Bankcorp, Inc., Neuberger Berman Inc., Prime Hospitality Corp., Strategic Distribution, Inc. and The Topps Company, Inc. Mr. Nusbaum’s current term as a director expires in 2005.

          Mark L. Shapiro has been a director of the Company since 1974. Since September 1998, Mr. Shapiro has been a private investor. From July 1997 through August 1998, Mr. Shapiro was a Senior Consultant to the Export-Import Bank of the United States. Previously, he was a Managing Director in the investment banking firm of Schroder & Co. Inc. for more than the past five years. Mr. Shapiro’s current term as a director expires in 2005.

ITEM  11.     EXECUTIVE COMPENSATION

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security ownership of certain beneficial owners

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

(b)	Security ownership of management

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

(c)	Changes in control

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

ITEM  13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

ITEM  14.     CONTROLS AND PROCEDURES

          The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within the 90 days prior to the date of the filing of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM  15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Index to Financial Statements

          The Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s financial statements, together with the report thereon of KPMG LLP, appearing on pages 26 through 54 of the Company’s 2002 Annual Report to Stockholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2002 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2002 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

(b)	Reports on Form 8-K

          Report dated October 29, 2002 with respect to a press release relating to the Company’s results of operations for the third quarter of 2002 (under Item 5 of Form 8-K).

          Report dated November 14, 2002 with respect to a press release relating to the Company’s commencement of a public offering of 4,100,000 shares of its common stock (under Item 5 of Form 8-K).

          Report dated November 19, 2002 with respect to the Company entering into an Underwriting Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Salomon Smith Barney Inc., as representatives of the several underwriters named therein, with respect to the issue and sale by the Company, and the purchase by the underwriters, of an aggregate of 4,100,000 shares of the Company’s common stock, $.20 par value per share, plus up to an additional 615,000 shares subject to the underwriters’ over-allotment option (collectively, the “Securities”), under a Registration Statement on Form S-3 (Registration No. 333-88920) and Willkie Farr & Gallagher, as counsel to the Company, issuing its opinion as to the legality of the Securities, as well as the Company’s press release relating to the pricing of the offering of the Securities (under Item 5 of Form 8-K).

          Report dated November 22, 2002 with respect to a press release relating to the Company’s announcement of the closing of the public offering of 4,715,000 shares of its common stock, from which the Company received net proceeds of $167 million. The Company also announced that effective November 1, 2002, the Company’s transfer agent and registrar for its common stock and associated preferred stock purchase rights was Wells Fargo Bank Minnesota, N.A. (under Item 5 of Form 8-K).

(c)	Exhibits

          The exhibits filed as part of this report are listed on pages 35 and 36 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ William R. Berkley

William R. Berkley, Chairman of the Board and President

March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Chairman of the Board and President	March 31, 2003
William R. Berkley Principal executive officer

/s/ William R. Berkley, Jr.	Director	March 31, 2003
William R. Berkley, Jr.

/s/ Philip J. Ablove	Director	March 31, 2003
Philip J. Ablove

/s/ Ronald E. Blaylock	Director	March 31, 2003
Ronald E. Blaylock

/s/ Mark E. Brockbank	Director	March 31, 2003
Mark E. Brockbank

/s/ George G. Daly	Director	March 31, 2003
George G. Daly

/s/ Richard G. Merrill	Director	March 31, 2003
Richard G. Merrill

/s/ Jack H. Nusbaum	Director	March 31, 2003
Jack H. Nusbaum

/s/ Mark L. Shapiro	Director	March 31, 2003
Mark L. Shapiro

/s/ Eugene G. Ballard	Senior Vice President, Chief Financial Officer and Treasurer	March 31, 2003
Eugene G. Ballard Principal accounting officer

/s/ Clement P. Patafio	Vice President, Corporate Controller	March 31, 2003
Clement P. Patafio

CERTIFICATIONS

I, William R. Berkley, Chairman of the Board and Chief Executive Officer of W. R. Berkley Corporation (the “registrant”), certify that:

1.      I have reviewed this annual report on Form 10-K of the registrant;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ William R. Berkley William R. Berkley Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Eugene G. Ballard, Senior Vice President, Chief Financial Officer and Treasurer of W. R. Berkley Corporation (the “registrant”), certify that:

1.      I have reviewed this annual report on Form 10-K of the registrant;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Eugene G. Ballard Eugene G. Ballard Senior Vice President, Chief Financial Officer and Treasurer

ITEM 14.     (c)  EXHIBITS

Number

(2.1)	Agreement and Plan of Merger between the Company, Berkley Newco Corp. and MECC, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on September 28, 1995).

(2.2)	Agreement and Plan of Restructuring, dated July 20, 1995, by and among the Company, Signet Star Holdings, Inc., Signet Star Reinsurance Company, Signet Reinsurance Company and General Re Corporation (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on September 28, 1995).

(3.1)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 30, 1994).

(3.2)	Amendment, dated May 12, 1998, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 23, 1999).

(3.3)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-Q (File No. 0-7849) filed with the Commission on August 11, 1999).

(3.4)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).

(4.1)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as trustee, relating to $200,000,000 principle amount of the Company’s 5.875% Senior Notes due 2013.

(4.2)	First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, as trustees, relating to $200,000,000 principle amount of the Company’s 5.875% Senior Notes due 2013, including form of the Notes as Exhibit A.

(4.3)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)	Loan Agreement, dated as of January 5, 2001, between the Company and William R. Berkley (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 22, 2001).

(10.2)	First Amended and Restated W. R. Berkley Corporation 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 23, 1999).

(10.3)	The Company’s lease dated June 3, 1983 with the Ahneman, Devaul and Devaul Partnership, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 2-98396) filed with the Commission on June 14, 1985.

(10.4)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended January 1, 1991 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

(10.5)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as adopted March 7, 1996 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

(10.6)	W. R. Berkley Corporation Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2002 Proxy Statement (File No. 0-7849) filed with the Commission on April 5, 2002).

(10.7)	W. R. Berkley Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 27, 1998).

(10.8)	1997 Directors Stock Plan, as Amended and Restated as of May 11, 1999 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-Q (File No. 0-7849) filed with the Commission on August 11, 1999).

(13)	2002 Annual Report to Stockholders of W. R. Berkley Corporation (only those portions of such Annual Report that are incorporated by reference in this Report on Form 10-K are deemed filed) (filed herewith).

(21)	Following is a list of the Company’s significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

	Jurisdiction of	Percentage
	Incorporation	owned

Berkley International, LLC	New York	65%
Carolina Casualty Insurance Company	Florida	100%
Clermont Specialty Managers, Ltd.	New Jersey	100%
J/I Holding Corporation:	Delaware	100%
Admiral Insurance Company:	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley Risk Administrators Company, LLC	Minnesota	100%
Nautilus Insurance Company:	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Management Services, Inc.	North Carolina	100%
Monitor Liability Managers, Inc.	Delaware	100%
Monitor Surety Managers, Inc.	Delaware	100%
Signet Star Holdings, Inc.:	Delaware	100%
Berkley Insurance Company	Delaware	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	Maine	100%
	Chesapeake Bay Property and Casualty
Insurance Company	Maine	100%
Berkley Insurance Company of the Carolinas	North Carolina	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Great River Insurance Company	Mississippi	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Nebraska	100%
Union Standard Insurance Company	Oklahoma	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company:	Delaware	100%
Preferred Employers Insurance Company	California	100%
Facultative ReSources, Inc.	Connecticut	100%
Gemini Insurance Company	Delaware	100%
NonProfits Insurance Company	Minnesota	100%
Riverport Insurance Company of California	California	100%
StarNet Insurance Company	Delaware	100%

(23)	Independent Auditors’ Report on Schedules and Consent

(99.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULES AND CONSENT

Board of Directors and Stockholders
W. R. Berkley Corporation

The audits referred to in our report dated February 10, 2003, incorporated by reference in the Form 10-K, included the related financial statement schedules as of December 31, 2002, and for each of the years in the three-year period ended December 31, 2002. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for goodwill in 2002.

We consent to the use of our reports incorporated by reference in the Registration Statements, (No. 333-00459) and (No. 333-88920) on Form S-3 and (No. 333-33935), (No. 33-88640) and (No. 33-55726) on Form S-8 of W. R. Berkley Corporation.

KPMG LLP

New York, New York
March 31, 2003

Schedule II

W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)
(Amounts in thousands)

	December 31,

	2002	2001

Assets
Cash and cash equivalents	$30,349	$109,950
Fixed maturity securities:
Held to maturity, at cost (fair value $0 and $4,935)	—	4,935
Available for sale at fair value (cost $24,232 and $27,492)	26,016	27,585
Equity securities, at fair value:
Available for sale (cost $691 and $698)	763	235
Trading account (cost $909 and $903)	909	903
Investments in subsidiaries	1,810,572	1,268,553
Due from subsidiaries	85,276	57,455
Current Federal income taxes receivable	—	17,126
Deferred Federal income taxes	28,557	101,088
Real estate, furniture & equipment at cost, less accumulated depreciation	7,979	2,592
Other assets	2,080	15,165

	$1,992,501	$1,605,587

Liabilities, Debt and Stockholders’ Equity
Liabilities:
Due to subsidiaries (principally deferred income taxes)	$84,586	$123,572
Other liabilities	47,273	25,449
Debt	327,192	326,802

	459,051	475,823

Trust preferred securities	198,251	198,169
Stockholders’ equity:
Preferred stock	—	—
Common stock	13,934	12,991
Additional paid-in capital	823,190	654,936
Retained earnings (including accumulated undistributed net income of subsidiaries of $574,717 and $352,011 in 2002 and 2001, respectively)	623,651	467,185
Accumulated other comprehensive income (loss)	104,603	37,340
Treasury stock, at cost	(230,179)	(240,857)

	1,335,199	931,595

	$1,992,501	$1,605,587

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Operations (Parent Company)
(Amounts in thousands)

	Years ended December 31,

	2002	2001	2000

Management fees and investment income from affiliates, including dividends of $7,210, and $44,533 for 2001 and 2000, respectively	$5,470	$12,550	$49,585
Realized investment gains (losses)	(867)	(221)	(558)
Other income	2,924	4,678	4,051

Total revenues	7,527	17,007	53,078
Expenses, other than interest expense	39,349	21,607	18,871
Restructuring charge	—	—	—
Interest expense	44,546	44,690	46,521

Income (loss) before Federal income taxes	(76,368)	(49,290)	(12,314)

Federal income taxes:
Federal income taxes (benefit) provision by Subsidiaries on a separate return Basis	106,145	(42,357)	24,858
Federal income tax benefit (provision) on a Consolidated return basis	(77,438)	58,884	(630)

Net benefit	28,707	16,527	24,228

Income (loss) before undistributed equity in net income (loss) of subsidiaries	(47,661)	(32,763)	11,914
Equity in undistributed net income (loss) of subsidiaries	222,706	(58,783)	24,324

Net income (loss) attributable to common stockholders	$175,045	$(91,546)	$36,238

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statement of Cash Flows (Parent Company)
(Amounts in thousands)

	Years ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss) before preferred dividends and extraordinary items	$175,045	$(91,546)	$36,238
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in undistributed net income of subsidiaries	(222,706)	58,783	(24,324)
Tax payments received from (paid) to subsidiaries	33,085	(9,668)	28,389
Federal income taxes provided by subsidiaries on a separate return basis	(106,145)	42,357	(24,859)
Change in Federal income taxes	59,082	(71,459)	1,411
Realized investment losses	867	221	558
Other, net	28,415	(9,960)	643

Net cash provided (used) by operating activities before increase in trading account securities	(32,357)	(81,272)	18,056
Increase in trading account securities	(6)	(39)	(91)

Net cash provided (used) by operating activities	(32,363)	(81,311)	17,965

Cash flow used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities available for sale	32,695	11,221	—
Equity securities	—	—	—
Proceeds from maturities and prepayments of fixed maturity securities	3,473	4,114	365
Cost of purchases, excluding trading account:
Fixed maturity securities	(28,811)	(42,744)	(558)
Equity securities	(621)	—	—
Cost of companies acquired	(3,730)	—	—
Proceeds from sale of assets to subsidiaries	—	—	107,391
Investments in and advances to subsidiaries, net	(206,277)	(112,805)	(70,049)
Net additions to real estate, furniture & equipment	(6,597)	(1,469)	(290)
Other, net	628	(1)	500

Net cash provided (used) in investing activities	(209,240)	(141,684)	37,359

Cash flows from financing activities:
Net proceeds from stock offering	166,960	315,840	—
Net change in short-term debt	—	(10,000)	(25,000)
Purchase of treasury shares	—	(1,002)	(7,020)
Cash dividends to common stockholders	(17,872)	(14,707)	(12,701)
Cash dividends to preferred shareholders	—	—	—
Purchase of preferred stock	—	—	—
Retirement of long-term debt	—	—	(25,000)
Other, net	12,914	26,195	8,935

Net cash provided (used) by financing activities	162,002	316,326	(60,786)

Net increase (decrease) in cash and cash equivalents	(79,601)	93,331	(5,462)
Cash and cash equivalents at beginning of year	109,950	16,619	22,081

Cash and cash equivalents at end of year	$30,349	$109,950	$16,619

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation

Condensed Financial Information of Registrant, Continued

December 31, 2002

Note to Condensed Financial Statements (Parent Company)

     The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2001 and 2000 financial statements as originally reported to conform them to the presentation of the 2002 financial statements.

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

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2002, 2001 and 2000
(Amounts in thousands)

		Reserve for
	Deferred policy	losses and			Net
	acquisition	loss	Unearned	Premiums	investment
	cost	expenses	premiums	earned	income

December 31, 2002
Specialty	$97,507	$928,666	$447,384	$711,577	$50,550
Alternative markets	24,720	634,620	184,800	235,558	37,641
Reinsurance	70,639	826,835	351,743	459,406	47,224
Regional	100,422	610,329	401,703	705,385	44,365
International	14,912	64,614	4,359	89,284	5,325
Discontinued	—	145,568	257	51,317	4,457
Corporate and adjustments	—	—	—	—	(1,687)

Total	$308,200	$3,210,632	$1,390,246	$2,252,527	$187,875

December 31, 2001
Specialty	$69,558	$776,483	$289,557	$401,611	$39,390
Alternative markets	9,763	448,762	61,146	123,173	37,765
Reinsurance	21,552	659,363	116,376	236,385	42,536
Regional	78,708	613,805	327,006	555,750	51,640
International	29,477	89,499	23,765	140,909	13,993
Discontinued	15,052	229,770	61,790	222,641	9,762
Corporate and adjustments	—	—	—	—	(65)

Total	$224,110	$2,817,682	$879,640	$1,680,469	$195,021

December 31, 2000
Specialty	$40,060	$753,238	$184,160	$270,896	$48,706
Alternative markets	3,976	393,282	28,730	88,872	37,722
Reinsurance	27,761	518,554	109,824	298,102	50,471
Regional	68,398	591,417	263,693	503,029	56,955
International	30,867	106,878	30,956	107,285	9,636
Discontinued	25,169	170,548	95,876	222,830	9,562
Corporate and adjustments	—	—	—	—	(2,604)

Total	$196,231	$2,533,917	$713,239	$1,491,014	$210,448

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Amortization of
	Loss and	deferred policy	Other
	Loss	acquisition	operating	Net premiums
	expenses	costs	cost and expenses	written

December 31, 2002
Specialty	$455,682	$148,179	$38,849	$861,693
Alternative markets	157,186	57,668	81,737	305,357
Reinsurance	335,197	133,811	3,619	680,205
Regional	416,815	201,382	27,469	776,577
International	48,419	41,220	6,727	79,313
Discontinued	50,672	7,733	8,051	7,345
Corporate and adjustments	—	—	40,760	—

Total	$1,463,971	$589,993	207,212	$2,710,490

December 31, 2001
Specialty	$286,865	$89,232	$35,747	$527,502
Alternative markets	94,258	30,653	74,785	151,942
Reinsurance	246,706	84,036	2,894	236,784
Regional	373,647	167,681	26,955	598,149
International	86,582	52,853	4,328	150,090
Discontinued	292,442	67,610	5,831	193,629
Corporate and adjustments	—	—	21,171	—

Total	$1,380,500	$492,065	$171,711	$1,858,096

December 31, 2001
Specialty	$198,237	$79,101	$15,685	$285,525
Alternative markets	62,416	26,808	65,257	98,001
Reinsurance	218,116	95,146	3,964	276,640
Regional	379,789	150,884	25,893	499,526
International	66,643	37,533	7,204	118,981
Discontinued	169,210	65,257	7,861	227,571
Corporate and adjustments	—	—	15,986	—

Total	$1,094,411	$454,729	$141,850	$1,506,244

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2002, 2001 and 2000
(Amounts in thousands)

			Assumed		Percentage
		Ceded	from		of amount
	Direct	to other	other	Net	assumed to
	amount	companies	companies	amount	net

Premiums written:
Year ended December 31, 2002:
Specialty	$915,387	$77,631	$23,937	$861,693	2.8
Alternative markets	309,437	43,597	39,517	305,357	12.9
Reinsurance	185,392	177,975	672,788	680,205	98.9
Regional	939,927	178,573	15,223	776,577	2.0
International	87,265	7,952	—	79,313	0.0
Discontinued	13,229	12,010	6,126	7,345	83.4

Total	$2,450,637	$497,738	$757,591	$2,710,490	28.0%

Year ended December 31, 2001:
Specialty	$598,225	$83,862	$13,139	$527,502	2.5
Alternative markets	144,687	17,497	24,752	151,942	16.3
Reinsurance	88,183	95,598	244,199	236,784	103.1
Regional	698,114	106,852	6,887	598,149	1.2
International	170,600	20,510	—	150,090	—
Discontinued	135,702	26,051	83,978	193,629	43.4

Total	$1,835,511	$350,370	$372,955	$1,858,096	20.1%

Year ended December 31, 2000:
Specialty	$403,149	$122,020	$4,396	$285,525	1.5
Alternative markets	84,917	10,801	23,885	98,001	24.4
Reinsurance	57,210	47,206	266,636	276,640	96.4
Regional	574,079	80,364	5,811	499,526	1.2
International	143,523	24,542	—	118,981	—
Discontinued	156,467	25,578	96,682	227,571	42.5

Total	$1,419,345	$310,511	$397,410	$1,506,244	26.4%

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
December 31, 2002, 2001 and 2000
(Amounts in thousands)

	2002	2001	2000
Deferred policy acquisition costs	$308,200	$224,110	$196,231
Reserves for losses and loss expenses	3,210,632	2,817,682	2,533,917
Unearned premium	1,390,246	879,640	713,239
Premiums earned	2,252,527	1,680,469	1,491,014
Net investment income	187,875	195,021	210,448
Losses and loss expenses incurred:
Current Year	1,288,071	1,140,622	1,047,060
Prior Years	173,732	211,344	14,042
Net decrease (increase) in discount from prior years	(4,549)	8,717	11,530
Amortization of deferred policy acquisition costs	589,993	492,065	454,729
Paid losses and loss expenses	1,167,306	1,145,439	978,448
Net premiums written	2,710,490	1,858,096	1,506,244