Form 10-K/A
period 2002-12-31
BERKLEY W R CORP
filed 2003-04-04
CIK 11544

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to delete an incomplete sentence inadvertently contained in the section captioned "As a property casualty insurer, we face losses from natural and man-made catastrophes" appearing on page 21 included in the initial filing of the Form 10-K. Item 1 is hereby amended and restated in its entirety as follows:

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

W. R. BERKLEY CORPORATION

By	/s/ Eugene G. Ballard

Eugene G. Ballard, Senior Vice President, Chief Financial Officer and Treasurer

April 4, 2003

CERTIFICATIONS

I, William R. Berkley, Chairman of the Board and Chief Executive Officer of W. R. Berkley Corporation (the “registrant”), certify that:

1.      I have reviewed this annual report on Form 10-K as amended by Amendment No. 1 thereto on Form 10-K/A (the "annual report") of the registrant;

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

Date: April 4, 2003

/s/ William R. Berkley William R. Berkley Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Eugene G. Ballard, Senior Vice President, Chief Financial Officer and Treasurer of W. R. Berkley Corporation (the “registrant”), certify that:

1.      I have reviewed this annual report on Form 10-K as amended by Amendment No. 1 thereto on Form 10-K/A (the "annual report") of the registrant;

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

Date: April 4, 2003

/s/ Eugene G. Ballard Eugene G. Ballard Senior Vice President, Chief Financial Officer and Treasurer