Form 10-Q
period 2003-03-31
BERKLEY W R CORP
filed 2003-05-15
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       or
[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                  For the Transition Period from ____ to ____.

                          Commission File Number 0-7849

                            W. R. BERKLEY CORPORATION
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              22-1867895
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

475 Steamboat Road, Greenwich, Connecticut                         06830
------------------------------------------                         -----
 (Address of principal executive offices)                        (Zip Code)

                                 (203) 629-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Number of shares of common stock, $.20 par value, outstanding as of May 7, 2003: 55,320,560

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                      March 31,      December 31,
                                                                        2003            2002
                                                                        ----            ----
                                                                     (Unaudited)
Assets
Investments:
  Cash and cash equivalents ......................................   $   722,884    $   594,183
  Fixed maturity securities ......................................     3,773,655      3,511,522
  Equity securities available for sale ...........................       260,815        205,372
  Equity securities trading account ..............................       200,501        165,642
  Other investments ..............................................        87,005         45,187
                                                                     -----------    -----------
    Total investments ............................................     5,044,860      4,521,906
                                                                     -----------    -----------
Premiums and fees receivable .....................................       945,224        822,060
Due from reinsurers ..............................................       802,478        734,687
Accrued investment income ........................................        44,975         46,334
Prepaid reinsurance premiums .....................................       230,215        164,284
Deferred policy acquisition costs ................................       352,666        308,200
Real estate, furniture & equipment at cost,
  less accumulated depreciation ..................................       136,085        135,488
Deferred federal and foreign income taxes ........................        17,281         20,585
Goodwill .........................................................        59,021         59,021
Trading account receivable from brokers and clearing organizations       185,678        177,309
Other assets .....................................................        54,072         41,449
                                                                     -----------    -----------
    Total assets .................................................   $ 7,872,555    $ 7,031,323
                                                                     ===========    ===========

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for losses and loss expenses ..........................   $ 3,381,172    $ 3,167,925
  Unearned premiums ..............................................     1,648,268      1,390,246
  Due to reinsurers ..............................................       216,549        184,912
  Trading securities sold but not yet purchased ..................        76,096         36,115
  Policyholders' account balances ................................        47,347         42,707
  Due to brokers and clearing organizations ......................        92,386             --
  Other liabilities ..............................................       296,609        294,334
  Debt ...........................................................       499,186        362,985
                                                                     -----------    -----------
    Total liabilities ............................................     6,257,613      5,479,224
                                                                     -----------    -----------
Trust preferred securities .......................................       198,262        198,251
Minority interest ................................................        19,372         18,649
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; issued and outstanding - none ...            --             --
  Common stock, par value $.20 per share:
   Authorized 80,000,000 shares, issued and outstanding,
     net of treasury shares, 55,285,892 and 55,223,448 shares ....        13,934         13,934
  Additional paid-in capital .....................................       823,360        823,190
  Retained earnings ..............................................       691,602        623,651
  Accumulated other comprehensive income .........................        97,339        104,603
  Treasury stock, at cost, 14,383,658 and 14,446,102 shares ......      (228,927)      (230,179)
                                                                     -----------    -----------
    Total stockholders' equity ...................................     1,397,308      1,335,199
                                                                     -----------    -----------
    Total liabilities and stockholders' equity ...................   $ 7,872,555    $ 7,031,323
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (dollars in thousands except per share data)

                                                        For the Three Months
                                                           Ended March 31,
                                                          2003         2002
Revenues:
  Net premiums written .............................   $ 892,059    $ 633,993
  Change in unearned premiums ......................    (191,933)    (155,527)
                                                       ---------    ---------
    Premiums earned ................................     700,126      478,466
  Net investment income ............................      51,760       44,152
  Service fees .....................................      25,469       20,193
  Realized investment gains ........................      14,604        4,959
  Foreign currency gains (losses) ..................      (1,238)           4
  Other income .....................................         692          112
                                                       ---------    ---------
    Total revenues .................................     791,413      547,886
                                                       ---------    ---------

Expenses:
  Losses and loss expenses .........................     443,886      310,601
  Other operating expenses .........................     230,853      175,443
  Interest expense .................................      12,095       11,135
                                                       ---------    ---------
    Total expenses .................................     686,834      497,179
                                                       ---------    ---------
    Income before income taxes and minority interest     104,579       50,707

Income tax expense .................................     (32,986)     (16,222)
Minority interest ..................................         110          (89)
                                                       ---------    ---------
    Net income .....................................   $  71,703    $  34,396
                                                       =========    =========

Net income per share:
  Basic ............................................   $    1.30    $    0.69
                                                       =========    =========
  Diluted ..........................................   $    1.25    $    0.66
                                                       =========    =========
Average shares outstanding:
  Basic ............................................      55,249       49,914
                                                       =========    =========
  Diluted ..........................................      57,328       51,977
                                                       =========    =========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                     For the Three Months
                                                                       Ended March 31,
                                                                       ---------------
                                                                      2003         2002
                                                                      ----         ----
Cash flows provided by operating activities:
  Net income ...................................................   $  71,703    $  34,396
  Adjustments to reconcile net income to cash
     flows provided by operating activities:
    Minority interest ..........................................        (110)          89
    Change in reserves for losses
      and loss expenses, net ...................................     181,733       55,123
    Depreciation and amortization ..............................       5,783        4,071
    Change in unearned premiums and
      prepaid reinsurance premiums .............................     192,091      147,417
    Change in premiums and fees receivable .....................    (123,164)    (120,608)
    Change in federal and foreign income taxes .................      29,242       15,369
    Change in deferred policy acquisition cost .................     (44,466)     (24,224)
    Realized investment and foreign currency gains (losses) ....     (13,366)      (4,963)
    Other, net .................................................     (23,615)     (12,520)
                                                                   ---------    ---------
      Net cash flows provided by operating activities
            before trading account .............................     275,831       94,150
  Increase in trading account securities .......................      (3,247)     (32,930)
                                                                   ---------    ---------
      Net cash flows provided by operating activities ..........     272,584       61,220
                                                                   ---------    ---------

Cash flows used in investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities .................................     278,714      104,468
     Equity securities .........................................      17,330        4,158
     Maturities and prepayments of fixed maturity securities ...     145,561       72,051
  Cost of purchases, excluding trading account:
     Fixed maturity securities .................................    (676,576)    (329,185)
     Equity securities .........................................     (74,245)      (3,971)
     Other invested securities .................................     (41,424)          --
  Change in balances due to/from security brokers ..............      84,024       37,253
  Net additions to real estate, furniture and equipment ........      (5,612)     (10,416)
  Other, net ...................................................          --           17
                                                                   ---------    ---------
     Net cash flows used in investing activities ...............    (272,228)    (125,625)
                                                                   ---------    ---------

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of debt ...........................     196,840           --
  Repayment and repurchase of debt .............................     (60,793)      (8,000)
  Cash dividends ...............................................     (10,473)      (4,299)
  Net proceeds from stock options exercised ....................       1,422        3,858
  Other, net ...................................................       1,349        1,519
                                                                   ---------    ---------
    Net cash flows provided by (used in) financing activities ..     128,345       (6,922)
                                                                   ---------    ---------


    Net increase in cash and invested cash .....................     128,701      (71,327)
Cash and invested cash at beginning of year ....................     594,183      534,087
                                                                   ---------    ---------
    Cash and invested cash at end of period ....................   $ 722,884    $ 462,760
                                                                   =========    =========

Supplemental disclosure of cash flow information:
  Interest paid ................................................   $   6,866    $   6,457
                                                                   =========    =========
  Federal income taxes paid, net ...............................   $   5,100    $     883
                                                                   =========    =========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

1.    GENERAL

      The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Reclassifications have been made in the 2002 financial statements as originally reported to conform them to the presentation of the 2003 financial statements.

      In the fourth quarter of 2002, the Company modified the presentation of reinsurance assumed from Lloyd's syndicates to reflect the Company's share of the reinsurance and brokerage costs paid by the syndicates. Previously, these amounts were netted against assumed premiums. Premiums and expenses for the first three quarters of 2002 were reclassified to conform with this presentation. There was no effect from this change on net income or net income per share.

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

      In the opinion of management, the financial information reflects all adjustments which are necessary for a fair presentation of financial position and results of operations for the interim periods. Seasonal weather variations affect the severity and frequency of losses sustained by the insurance and reinsurance subsidiaries. Although the effect on the Company's business of such natural catastrophes as tornadoes, hurricanes, hailstorms and earthquakes is mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.

2.    COMPREHENSIVE INCOME

      The following is a reconciliation of comprehensive income (dollars in thousands):

                                                     For the Three Months
                                                        Ended March 31,
                                                        ---------------
                                                       2003        2002
                                                     --------    --------
Net income ........................................  $ 71,703    $ 34,396
Other comprehensive income:
   Change in unrealized foreign exchange losses ...    (2,098)        (28)
   Unrealized holding gains (losses) on investment
     securities arising during the period,
     net of taxes .................................     3,701     (14,269)
   Reclassification adjustment for realized gains
     included in net income, net of taxes .........    (8,867)     (3,266)
                                                     --------    --------
Other comprehensive loss ..........................    (7,264)    (17,563)
                                                     --------    --------
Comprehensive income ..............................  $ 64,439    $ 16,833
                                                     ========    ========

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)

3.    STOCK-BASED COMPENSATION

      During the first quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective as of January 1, 2003. Under the prospective method of adoption selected by the Company, the fair value provisions of FASB 123 will be applied to all employee awards granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data).

                                                  For the Three Months
                                                    Ended March 31,
                                                    ---------------
                                                2003             2002
                                             ----------       ----------
Net income, as reported ..................   $   71,703       $   34,396

Add: Stock-based compensation expense
included in reported net income, net
of tax ...................................            3               --

Deduct: Total stock-based employee
compensation expense under fair value
based method for all awards, net of tax ..       (1,194)          (1,133)
                                             ----------       ----------
Pro forma net income .....................   $   70,512       $   33,263
                                             ==========       ==========
Earnings per share:
  Basic - as reported ....................   $     1.30       $      .69
  Basic - pro forma ......................   $     1.28       $      .67

  Diluted - as reported ..................   $     1.25       $      .66
  Diluted - pro forma ....................   $     1.23       $      .64

4.    CHANGES IN STOCKHOLDERS' EQUITY

      Changes in stockholder's equity were as follows (dollars in thousands):

                                     For the Three Months
                                       Ended March 31,
                                       ---------------
                                    2003              2002
                                -----------       -----------
Beginning of period .........   $ 1,335,199       $   931,595
Net income ..................        71,703            34,396
Other comprehensive loss ....        (7,264)          (17,563)
Direct credit (1) ...........         1,775                --
Dividends ...................        (5,527)           (4,333)
Purchase of treasury stock ..         1,422             3,858
                                -----------       -----------
End of period ...............   $ 1,397,308       $   947,953
                                ===========       ===========

(1) From its inception in 1995 and through the fourth quarter of 2002, the international segment's results were reported on a one-quarter lag to facilitate the timely completion of the consolidated financial statements. Improvements in reporting procedures now allow this segment to be reported without a one-quarter lag. Beginning in the first quarter of 2003, the international segment's results are reported in the consolidated statement of operations without a one-quarter lag. In order to eliminate the one-quarter lag, net income of the international segment for the fourth quarter of 2002 was reported as a direct credit to consolidated retained earnings during the first quarter of 2003.

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)


5.    INVESTMENTS

      The cost, fair value and carrying value of fixed maturity securities, equity securities and trading account securities sold but not yet purchased are as follows (dollars in thousands):

                                                 March 31, 2003                                December 31, 2002
                                                 --------------                                -----------------
                                   Amortized          Fair         Carrying        Amortized         Fair          Carrying
                                     Cost            Value          Value            Cost           Value           Value
                                  ----------      ----------      ----------      ----------      ----------      ----------
Fixed maturity:
  Held to maturity ............   $  190,676      $  212,222      $  190,676      $  205,856      $  227,610      $  205,856
  Available for sale ..........    3,415,551       3,582,979       3,582,979       3,129,993       3,305,666       3,305,666
                                  ----------      ----------      ----------      ----------      ----------      ----------
      Total ...................   $3,606,227      $3,795,201      $3,773,655      $3,335,849      $3,533,276      $3,511,522
                                  ==========      ==========      ==========      ==========      ==========      ==========

Equity securities available
  for sale ....................   $  260,212      $  260,815      $  260,815      $  203,388      $  205,372      $  205,372

Equity securities trading
  account .....................      202,586         200,501         200,501         168,125         165,642         165,642

Trading account securities
  sold but not yet purchased ..       78,069          76,096          76,096          38,347          36,115          36,115

      Realized gains from the sale of fixed maturity securities during the three months ended March 31, 2003 were $15,113,000. The amortized cost of fixed maturity securities sold were $409,162,000.

6.    REINSURANCE CEDED

      The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations (dollars in thousands):

                                          For the Three Months
                                            Ended March 31,
                                            ---------------
                                          2003          2002
                                          ----          ----
Ceded premiums earned:
  Aggregate reinsurance agreement:
    Individual losses ................  $ 28,407      $ 15,676
    Aggregate losses .................     5,000         6,250
                                        --------      --------
    Total ............................    33,407        21,926
  Other reinsurance contracts ........    97,641        73,633
                                        --------      --------
     Total ...........................  $131,048      $ 95,559
                                        ========      ========

Ceded losses incurred:
  Aggregate reinsurance agreement:
    Individual losses ................  $ 20,401      $  8,354
    Aggregate losses .................     9,000        11,250
                                        --------      --------
    Total ............................    29,401        19,604
  Other reinsurance contracts ........    50,974        41,966
                                        --------      --------
    Total ............................  $ 80,375      $ 61,570
                                        ========      ========

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)

6.    REINSURANCE CEDED (Continued)

      Effective January 1, 2001, the Company entered into a multi-year aggregate reinsurance agreement that provides two types of reinsurance coverage. The first type of coverage provides protection for individual losses on an excess of loss or quota share basis, as specified for each class of business covered by the agreement. The second type of coverage provides aggregate accident year protection for the Company's reinsurance segment for loss and loss adjustment expenses incurred above a certain level. Loss recoveries are subject to annual limits and an aggregate limit over the contract period. The agreement contains a profit sharing provision under which the Company can recover a portion of premiums paid to the reinsurer if certain profit conditions are met. Based on its estimate of expected profits under the contract, the Company accrued return premiums of $5.0 million for the three months ended March 31, 2003, none for the same period in 2002. As of March 31, 2003 and December 31, 2002, funds held by the Company under the aggregate reinsurance agreement exceeded the amount recoverable from the reinsurer for losses and loss adjustment expenses.

      Certain of the Company's reinsurance agreements, including the aggregate reinsurance agreement, are structured on a funds held basis, whereby the Company retains some or all of the ceded premiums in a separate account that is used to fund ceded losses as they become due from the reinsurance company. Interest is credited to reinsurers for funds held on their behalf at rates ranging from 7.0% to 8.9% of the account balances, as defined under the agreements. Interest credited to reinsurers, which is reported as a reduction of net investment income, was $7.3 million for the three months ended March 31, 2003 and $3.9 million for the corresponding 2002 period.

7.    INDUSTRY SEGMENTS

      The Company's operations are presently conducted through five segments of the insurance business: specialty lines of insurance (including excess and surplus lines and commercial transportation); alternative markets (including the management of alternative insurance market mechanisms); reinsurance; regional property casualty insurance; and international. The specialty segment's business is principally within the excess and surplus lines, professional liability, commercial transportation and surety markets. The Company's alternative markets segment offers workers' compensation insurance on an excess and primary basis and provides fee-based services to help clients develop and administer self-insurance programs. The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. The regional property casualty insurance segment provides commercial property casualty insurance products. The international segment offers personal and commercial property casualty insurance Argentina and savings and life products in the Philippines. During 2001, the Company discontinued its regional personal lines business and the alternative markets division of its reinsurance segment. These discontinued businesses are reported collectively as a separate business segment.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, except as described below. Realized investment and foreign currency gains and losses are not allocated to segments. Income tax expense and benefits are calculated based upon the Company's overall effective tax rate. Summary financial information about the Company's operating segments is presented in the following table. Income
(loss) before income taxes by segment consists of revenues less expenses related to the respective segment's operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

                W. R. Berkley Corporation and Subsidiaries
     Notes to Unaudited Consolidated Financial Statements (Continued)


7.    INDUSTRY SEGMENTS (Continued)

                                                    Revenues
                                                    --------
                               Earned       Investment                                      Pre-Tax           Net
(dollars in thousands)        Premiums        Income          Other           Total         Income          Income
                             ---------      ---------       ---------       ---------      ---------       ---------
For the three months
ended March 31, 2003:
  Specialty ..............   $ 241,627      $  16,194       $      --       $ 257,821      $  48,541       $  31,455
  Alternative Markets ....      82,974          9,527          25,469         117,970         21,949          14,745
  Reinsurance ............     162,477         13,474              --         175,951          9,669           6,724
  Regional ...............     198,205         11,279              --         209,484         32,195          21,463
  International ..........      14,843          1,419              --          16,262          1,235             351
  Discontinued Business ..          --             --              --              --             --              --
  Corporate and
    eliminations .........          --           (133)            692             559        (22,376)        (11,902)
  Realized gains .........          --             --          13,366          13,366         13,366           8,867
                             ---------      ---------       ---------       ---------      ---------       ---------
  Consolidated ...........   $ 700,126      $  51,760       $  39,527       $ 791,413      $ 104,579       $  71,703
                             =========      =========       =========       =========      =========       =========

For the three months
ended March 31, 2002:
  Specialty (1) ..........   $ 150,422      $  12,110       $      --       $ 162,532      $  20,379       $  13,713
  Alternative Markets ....      45,337          8,754          20,026          74,117         14,232           9,485
  Reinsurance (1) ........      64,579         10,182              (2)         74,759          8,191           6,242
  Regional ...............     156,581         10,021              --         166,602         22,435          15,156
  International ..........      39,184          1,452               4          40,640            266             (95)
  Discontinued Business ..      22,363          1,869              --          24,232            (54)            (35)
  Corporate and
    eliminations .........          --           (236)            277              41        (19,705)        (13,296)
   Realized gains ........          --             --           4,963           4,963          4,963           3,226
                             ---------      ---------       ---------       ---------      ---------       ---------
  Consolidated ...........   $ 478,466      $  44,152       $  25,268       $ 547,886      $  50,707       $  34,396
                             =========      =========       =========       =========      =========       =========

(1) During the first quarter of 2003, management responsibility and financial reporting for Vela Insurance Services, Inc., an excess and surplus lines underwriting manager, were transferred from the reinsurance segment to the specialty segment. Segment results for the prior period were restated to reflect this change.

      Interest expense for the reinsurance and alternative market segments was $45,000 and $586,000 for the three months ended March 31, 2003 and 2002, respectively. Corporate interest expense (net of intercompany amounts) was $12,050,000 and $10,549,000 for the corresponding periods. Identifiable assets by segment are as follows (dollars in thousands):

                                        March 31,       December 31,
                                          2003             2002 (1)
                                      -----------       -----------
Specialty  .....................      $ 2,473,483       $ 2,271,105
Alternative Markets ...............     1,424,746         1,197,977
Reinsurance  ...................        2,771,596         2,431,429
Regional ..........................     1,660,108         1,590,913
International .....................       142,171           126,528
Discontinued Business .............       140,277           162,754
Corporate other and eliminations ..      (739,826)         (749,383)
                                      -----------       -----------
Consolidated ......................   $ 7,872,555       $ 7,031,323
                                      ===========       ===========

8.    DEBT

      In February 2003, the Company issued $200 million aggregate principal amount of 5.875% senior notes due February 2013. The notes were issued at 99.07% of their face value amount and the net proceeds after expenses were $196,840,000.

During the first quarter of 2003, the Company repaid $35,793,000 of 6.5% senior subordinated notes and $25,000,000 of 6.71% senior notes upon their respective maturities.

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)


9.    COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

      The Company's subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

      A subsidiary of the Company has a pending arbitration proceeding pertaining to the interpretation of the contract terms in two reinsurance agreements. As of March 31, 2003, the reinsurer's interpretation of the contract terms would reduce the recoverable from the reinsurer by approximately $4 million for paid losses and approximately $46 million for unpaid losses. Although the ultimate outcome of this matter cannot be determined, management believes that the Company's interpretation of these agreements is correct and intends to vigorously pursue this matter in arbitration.

      There are two pending arbitrations pertaining to reinsurance contract coverage issues where a subsidiary of the Company is the assuming reinsurer. The Company's estimates of the cost of settling its insurance and reinsurance claims, including claims in arbitrations and litigation, are reflected in its aggregate reserves for losses and loss expenses. Accordingly, based on currently available information, the Company believes that the resolution of the two pending arbitrations will not have a material effect on its financial condition or results of operations. However, if these two arbitrations are decided adversely to the Company, the Company's potential exposure, in excess of the amounts reserved, is up to $16 million, after tax.

10.   SAFE HARBOR STATEMENT

      This is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2003 and beyond, are based upon the Company's historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the ultimate results of the various pending legal and arbitration proceedings, the increased level of our retention, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment results and potential impairment of invested assets, exchange rate and political risks, legislative and regulatory developments, changes in the ratings assigned to us by ratings agencies, our exposure for terrorist acts, the availability of dividends from our insurance company subsidiaries, our successful integration of acquired companies or investment in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2003 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

      The notes to the Company's financial statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, discuss its significant accounting policies. Management considers certain of these policies to be critical to the portrayal of the Company's financial condition and results since they require management to establish estimates based on complex and subjective judgments, often including the interplay of specific uncertainties with related accounting measurements.

RESERVES FOR LOSSES AND LOSS EXPENSES The Company maintains reserves for losses and loss expenses to cover its estimated liability for unpaid claims, including legal and other fees, as well as a portion of its general expenses, for reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on management's assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties which are beyond the Company's control. The variables described above are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial and litigation trends and legislative changes. Additionally, there may be a significant delay between the occurrence of the insured event and the time it is reported to the Company.

      The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where the various considerations affecting these types of claims are subject to change and long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, the Company cannot assure you that its current reserves will prove adequate in light of subsequent events. Should the Company need to increase its reserves, its net income for the period will decrease by a corresponding amount.

RESULTS OF OPERATIONS

      The Company reported net income of $71.7 million, or $1.25 per share, for the three months ended March 31, 2003 compared with $34.4 million, or $.66 per share, for the corresponding 2002 period. Following are the components of net income for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                                                      2003           2002
                                                      ----           ----
Underwriting income (1) .........................   $ 57,078       $ 18,641
Insurance services ..............................      5,652          3,450
Net investment income ...........................     51,760         44,152
Interest and other expenses .....................    (23,277)       (20,499)
Realized investment and foreign currency gains ..     13,366          4,963
Income taxes and minority interest ..............    (32,876)       (16,311)
                                                    --------       --------
  Net income ....................................   $ 71,703       $ 34,396
                                                    ========       ========

(1) Represents premiums earned less loss, loss expenses and underwriting expenses incurred

UNDERWRITING Following is a summary of underwriting results for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                               2003              2002           % Change
                               ----              ----           --------
Gross premiums written ...  $1,066,473       $  776,208               37%
Net premiums written .....     892,059          633,933               41%
Premiums earned ..........     700,126          478,466               46%
Underwriting income ......      57,078           18,641
Loss ratio (1) ...........        63.4%            64.9%
Expense ratio (2) ........        28.4%            31.2%
Combined ratio ...........        91.8%            96.1%

(1) Represents losses and loss expenses incurred expressed as a percentage of premiums earned.

(2) Represents underwriting expenses expressed as a percentage of premiums earned.

      The Company's operations are presently conducted through five segments: specialty lines of insurance, alternative markets, reinsurance, regional property casualty insurance, and international. In addition, the Company reports the run-off of its discontinued personal lines and alternative markets reinsurance business as a separate business segment.

      During the first quarter of 2003, management responsibility and financial reporting for Vela Insurance Services, Inc., an excess and surplus lines underwriting manager, were transferred from the reinsurance segment to the specialty segment. Segment result for the prior period were restated to reflect this change. Additional information for the business segments follows.

SPECIALTY The specialty segment provides insurance products and services principally to the excess and surplus lines, professional liability, commercial transportation and surety markets. Following is a summary of underwriting results for the specialty segment for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                              2003            2002         % Change
                              ----            ----         --------
Gross premiums written ..   $321,306       $217,936             47%
Net premiums written ....    286,701        192,429             49%
Premiums earned .........    241,627        150,422             61%
Underwriting income .....     32,347          8,267
Loss ratio ..............       61.7%          66.2%
Expense ratio ...........       24.9%          28.3%
Combined ratio ..........       86.6%          94.5%

      Net premiums written in 2003 increased by 49% compared with 2002 as a result of higher prices and new business. Net premiums written increased 44% for the Company's three excess and surplus lines companies, 57% for commercial transportation business and 43% for Monitor Liability Managers, Inc., which specializes in directors and officers and lawyers professional liability business. Net premiums written in 2003 also included $8 million from the Company's new underwriting unit, Berkley Medical Excess Underwriters, LLC.

      The 2003 loss ratio decreased by 4.5 percentage points to 61.7%. The improvement was primarily a result of higher prices and more favorable terms and conditions for current business, partially offset by prior year reserve development. The reserve development was principally for casualty business written in 1998 and 1999. The 2003 expense ratio decreased by 3.4 percentage points to 24.9% as a result of a 61% increase in earned premiums with no significant increase in expenses other than commissions and premium taxes.

ALTERNATIVE MARKETS The alternative markets segment offers workers' compensation insurance on an excess and primary basis and provides fee-based services to help clients develop and administer self-insurance programs. Following is a summary of underwriting results for the alternative markets segment for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                               2003           2002         % Change
                               ----           ----         --------
Gross premiums written ..   $170,181       $ 98,173             73%
Net premiums written ....    137,182         84,580             62%
Premiums earned .........     82,974         45,337             83%
Underwriting income .....      6,770          2,032
Loss ratio ..............       67.3%          66.8%
Expense ratio ...........       24.6%          28.7%
Combined ratio ..........       91.9%          95.5%

      Net premiums written in 2003 increased by 62% compared with 2002. The increase reflects higher prices as well as an increase in policies-in-force for both primary and excess workers' compensation business. The expense ratio decreased by 4.1 percentage points to 24.6% due to an 83% increase in premiums earned with no significant increase in expenses other than commissions and premium taxes.

      Following is a summary of insurance services results for the alternative markets segment for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                                    2003          2002          % Change
                                    ----          ----          --------
Service revenues .............   $ 25,469       $ 20,026             27%
Service expenses .............    (19,817)       (16,576)            20%
Service income before taxes ..      5,652          3,450             64%

      Service revenues in 2003 increased 27% compared with 2002 primarily as a result of an increase in service fees for managing assigned risk plans in nine states. Service income before taxes increased 64% compared with 2002 due to revenues increasing at a greater rate than expenses.

REINSURANCE The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. Following is a summary of underwriting results for the reinsurance segment for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                               2003             2002            % Change
                               ----             ----            --------
Gross premiums written ..   $ 262,392        $ 166,943               57%
Net premiums written ....     214,799          129,289               66%
Premiums earned .........     162,477           64,579              152%
Underwriting loss .......      (3,760)          (1,407)
Loss ratio ..............        71.9%            69.5%
Expense ratio ...........        30.4%            32.7%
Combined ratio ..........       102.3%           102.2%

      Net premiums written in 2003 increased by 66% compared with 2002 as a result of higher prices and new business. Net premiums written increased 118% to $63 million for facultative reinsurance, 35% to $62 million for Lloyd's reinsurance, 34% to $60 million for standard treaty business and 195% to $30 million for the other reinsurance units, Berkley Capital Underwriters, LLC and Berkley Underwriting Partners, LLC.

      The 2003 loss ratio increased 2.4 percentage points to 71.9%. The increase reflects the impact of reserve development on prior years, which was partially offset by improved results for the current accident year as a result of higher prices for both treaty and facultative risks. The prior year reserve development related primarily to business written in underwriting years 1998 through 2000. The 2003 and 2002 underwriting results also reflect loss recoveries under the Company's aggregate reinsurance agreement. (See Note 7 of "Notes to Consolidated Financial Statements".) The 2003 expense ratio decreased 2.3 percentage points to 30.4% primarily as a result of a shift in the mix of business and increased volume.

REGIONAL The regional property casualty insurance segment principally provides commercial property casualty insurance products. Following is a summary of underwriting results for the regional segment for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                              2003            2002         % Change
                              ----            ----         --------
Gross premiums written ..   $295,858       $238,319             24%
Net premiums written ....    237,754        183,703             29%
Premiums earned .........    198,205        156,581             27%
Underwriting income .....     20,916         12,416
Loss ratio ..............       57.9%          60.5%
Expense ratio ...........       31.5%          31.6%
Combined ratio ..........       89.4%          92.1%

      Net premiums written in 2003 increased by 29% compared with 2002. The increase reflects higher prices across all four regional units. The 2003 loss ratio decreased by 2.6 percentage points to 57.9% primarily as a result of higher prices in 2002 and 2003. Weather-related losses for the regional segment were $4.3 million in 2003 compared with $3.9 million in 2002.

INTERNATIONAL The international segment offers personal and commercial property casualty insurance in Argentina and savings and life products in the Philippines. Following is a summary of underwriting results for the international segment for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                                   2003           2002           % Change
                                   ----           ----           --------
Gross premiums written ......   $ 16,736       $ 46,218             (64)%
Net premiums written ........     15,623         40,550             (61)%
Premiums earned .............     14,843         39,184             (62)%
Underwriting income (loss) ..        805           (744)
Loss ratio ..................       49.2%           60.1%
Expense ratio ...............       45.4%           41.8%
Combined ratio ..............       94.6%          101.9%

      Net premiums written in 2003 decreased by 61% compared with 2002. The decrease was the result of the withdrawal from life insurance business in Argentina and of lower exchange rates for the Argentine peso in 2003. The combined ratio increased 7.3 percentage points to 94.6% as a result of a reduction in costs relating to the withdrawal from life insurance business in Argentina and of improvement in underwriting results for the Argentine property casualty business.

DISCONTINUED The discontinued segment consists of regional personal lines and the alternative markets reinsurance, which were discontinued in 2001. Following is a summary of underwriting results for the regional segment for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                              2003          2002
                              ----          ----
Gross premiums written ..   $     --      $  8,619
Net premiums written ....         --         3,442
Premiums earned .........         --        22,363
Underwriting loss .......         --        (1,923)

NET INVESTMENT INCOME Following is a summary of investment activity for the three months ended March 31, 2003 and 2002 (dollars in thousands):

                                        2003               2002          % Change
                                        ----               ----          --------
Net investment income ...........   $    51,760        $    44,152            17%
Average invested assets .........     4,670,404          3,593,257            30%
Annualized effective yield (1)              5.1%               5.4%
Realized gains ..................        14,604              4,959
Change in unrealized gains ......        (9,814)           (27,137)

      (1) Represents net investment income (before interest in funds held) expressed as a percentage of average invested assets.

      Net investment income in 2003 increased 17% compared with 2002. Average invested assets increased 30% compared with 2002 as a result of cash flow from operations and of the proceeds from a secondary stock offering in 2002 and a $200 million debt offering in 2003. The average yield on investments was 5.1% in 2003 compared with 5.4% in 2002. The lower yield in 2003 reflects the decrease in general interest rate levels as well as an increase in the portion of the portfolio invested in municipal securities.

      The carrying value of the Company's investment portfolio as of March 31, 2003 and December 31, 2002 is as follows (dollars in thousands):

                                            March 31,        December 31,
                                              2003              2002
                                              ----              ----
Cash and cash equivalents .............   $   722,884       $   594,183
Fixed maturities ......................     3,773,655         3,511,522
Equity securities available for sale ..       260,815           205,372
Trading account(a) ....................       310,083           306,836
Other investments .....................        87,005            45,187
Due to brokers and clearing
  organizations .......................       (92,386)               --
                                          -----------       -----------
      Total ...........................   $ 5,062,056       $ 4,663,100
                                          ===========       ===========

(a) Represents trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account equity securities sold but not yet purchased.

      At March 31, 2003, as compared with December 31, 2002, the fixed maturity portfolio mix was as follows: U.S. Government securities were 19% (20% in 2002); state and municipal securities were 35% (29% in 2002); corporate securities were 13% (19% in 2002); mortgage-backed securities were 27% (27% in 2002); and foreign bonds were 6% (5% in 2002).

INTEREST AND OTHER EXPENSES Interest and other expenses represents interest expense, corporate expenses and other miscellaneous income and expenses. Interest and other expenses were $23 million in 2003 compared with $20 million in 2002. The increase reflects higher general and administrative expenses and an increase in interest expense of $1 million as a result of a $200 million debt offering in 2003.

REALIZED INVESTMENT GAINS Realized investment gains were $14.6 million, primarily as a result of the sale of fixed income securities in order to increase the portion of the portfolio invested in municipal securities.

INCOME TAXES AND MINORITY INTEREST The effective income tax rate was 32% in 2003 and 2002. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Minority interest represents the portion of the Company's international operations held by outside investors.

FINANCING ACTIVITY

      In February 2003, the Company issued $200 million aggregate principal amount of 5.875% senior notes due February 2013. The notes were issued at 99.07% of their face value amount and the net proceeds after expenses were $196,840,000.

      During the first quarter of 2003, the Company repaid $35,793,000 of 6.5% senior subordinated notes and $25,000,000 of 6.71% senior notes upon their respective maturities.

      At March 31, 2003, the Company's outstanding debt was $505 million (face amount). The maturities of the debt are $40 million in 2005, $100 million in 2006, $89 million in 2008, $200 million in 2013 and $76 million in 2022. The Company also has $200 million (face amount) of trust preferred securities that mature in 2045.

      At March 31, 2003, stockholders' equity was $1,397 million and total capitalization (stockholders' equity, debt and trust preferred securities) was $2,095 million. The percentage of the Company's capital attributable to debt was 24% at March 31, 2003 compared with 19% at December 31, 2002.

            For background information concerning the Company's Liquidity and Capital Resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2002 to March 31, 2003, and the overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 2002.

Item 4. Controls and Procedures

      The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 within the 90 days prior to the date of the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company's subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

      A subsidiary of the Company has a pending arbitration proceeding pertaining to the interpretation of the contract terms in two reinsurance agreements. As of March 31, 2003, the reinsurer's interpretation of the contract terms would reduce the recoverable from the reinsurer by approximately $4 million for paid losses and approximately $46 million for unpaid losses. Although the ultimate outcome of this matter cannot be determined, management believes that the Company's interpretation of these agreements is correct and intends to vigorously pursue this matter in arbitration.

      There are two pending arbitrations pertaining to reinsurance contract coverage issues where a subsidiary of the Company is the assuming reinsurer. The Company's estimates of the cost of settling its insurance and reinsurance claims, including claims in arbitrations and litigation, are reflected in its aggregate reserves for losses and loss expenses. Accordingly, based on currently available information, the Company believes that the resolution of the two pending arbitrations will not have a material effect on its financial condition or results of operations. However, if these two arbitrations are decided adversely to the Company, the Company's potential exposure, in excess of the amounts reserved, is up to $16 million, after tax.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Number
      ------
      (4.1)    Indenture, dated as of February 14, 2003, between the Company and
               The Bank of New York, as trustee, relating to $200,000,000 principle amount of the Company's 5.875% Senior Notes due 2013
               (incorporated by reference from the Company's Annual Report on
               Form 10-K for the year ended December 31, 2002).

      (4.2) First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, as trustees, relating to $200,000,000 principle amount of the Company's 5.875% Senior
               Notes due 2013, including form of the Notes as Exhibit A
               (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

      (99.1)   Certification of the Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (99.2)   Certification of the Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      During the quarter ended March 31, 2003, the Company filed the following Reports on Form 8-K:

      Report dated February 10, 2003 with respect to the press release relating to the announcement of the Company's results of operations for the fourth quarter of 2002 and the year then ended (under item 5 of Form 8-K).

      Report dated February 11, 2003 with respect certain exhibits filed in connection with the Prospectus Supplement dated February 11, 2003 to the Prospectus dated June 7, 2002, filed as part of the Registration Statement on Form S-3 (Registration No. 333-88920; declared effective on June 7, 2002) filed by the Company with the Securities and Exchange Commission covering Debt Securities issuable under an Indenture relating to Senior Debt Securities, to be dated as of February 14, 2003, between the Company and The Bank of New York, as trustee (the "Trustee") (under Item 5 of Form 8-K).

      Report dated March 4, 2003 with respect to the press release relating to the announcement of the Company's intention to form a United Kingdom authorized insurance company, the engagement of Stuart Wright as the to-be-formed company's chief executive officer, and the Company's discussions with Kiln plc about Kiln holding a minority interest in the new company (under Item 5 of Form 8-K).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         W. R. BERKLEY CORPORATION


Date: May 15, 2003       /s/   WILLIAM R. BERKLEY
                         ------------------------------
                         William R. Berkley
                         Chairman of the Board and
                         Chief Executive Officer



Date: May 15, 2003       /s/   EUGENE G. BALLARD
                         ------------------------------
                         Eugene G. Ballard
                         Senior Vice President,
                         Chief Financial Officer
                         and Treasurer

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


Date: May 15, 2003


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


Date: May 15, 2003


/s/ EUGENE G. BALLARD
--------------------------
Eugene G. Ballard
Senior Vice President,
Chief Financial Officer and
Treasurer