Form 10-Q
period 2003-06-30
BERKLEY W R CORP
filed 2003-08-06
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       or

[ ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                  For the Transition Period from ____ to ____.

                          Commission File Number 0-7849

                            W. R. BERKLEY CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    22-1867895
    ---------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

       475 Steamboat Road, Greenwich, Connecticut                06830
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

Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]    No [ ]

Number of shares of common stock, $.20 par value, outstanding as of August 1, 2003: 55,427,393

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                                       June 30,        December 31,
                                                                                                         2003             2002
                                                                                                     ------------      ------------
                                                                                                      (Unaudited)
Assets
Investments:
  Cash and cash equivalents                                                                          $  1,099,232      $    594,183
  Fixed maturity securities                                                                             3,721,275         3,511,522
  Equity securities available for sale                                                                    305,874           205,372
  Equity securities trading account                                                                       238,085           165,642
  Other investments                                                                                        89,377            45,187
                                                                                                     ------------      ------------
      Total investments                                                                                 5,453,843         4,521,906
                                                                                                     ------------      ------------
Premiums and fees receivable                                                                              987,712           822,060
Due from reinsurers                                                                                       782,687           734,687
Accrued investment income                                                                                  45,765            46,334
Prepaid reinsurance premiums                                                                              238,198           164,284
Deferred policy acquisition costs                                                                         370,653           308,200
Real estate, furniture & equipment at cost, less accumulated depreciation                                 140,027           135,488
Deferred federal and foreign income taxes                                                                  10,003            20,585
Goodwill                                                                                                   59,021            59,021
Trading account receivable from brokers and clearing organizations                                        153,413           177,309
Other assets                                                                                               62,935            41,449
                                                                                                     ------------      ------------
      Total assets                                                                                   $  8,304,257      $  7,031,323
                                                                                                     ============      ============

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for losses and loss expenses                                                              $  3,633,849      $  3,167,925
  Unearned premiums                                                                                     1,725,064         1,390,246
  Due to reinsurers                                                                                       190,046           184,912
  Trading securities sold but not yet purchased                                                            77,967            36,115
  Policyholders' account balances                                                                          48,847            42,707
  Due to brokers and clearing organizations                                                                68,060                --
  Other liabilities                                                                                       320,995           294,334
  Debt                                                                                                    499,377           362,985
  Trust preferred securities                                                                              193,316           198,251
                                                                                                     ------------      ------------
      Total liabilities                                                                                 6,757,521         5,677,475
                                                                                                     ------------      ------------

Minority interest                                                                                          21,490            18,649
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; issued and outstanding - none                                                 --                --
  Common stock, par value $.20 per share:
   Authorized 150,000,000 shares, issued and outstanding,
     net of treasury shares, 55,404,998 and 55,223,448 shares                                              13,934            13,934
  Additional paid-in capital                                                                              824,222           823,190
  Retained earnings                                                                                       781,904           623,651
  Accumulated other comprehensive income                                                                  131,725           104,603
  Treasury stock, at cost, 14,264,552 and 14,446,102 shares                                              (226,539)         (230,179)
                                                                                                     ------------      ------------
      Total stockholders' equity                                                                        1,525,246         1,335,199
                                                                                                     ------------      ------------
      Total liabilities and stockholders' equity                                                     $  8,304,257      $  7,031,323
                                                                                                     ============      ============

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                          For the Three Months           For the Six Months
                                                              Ended June 30,                Ended June 30,
                                                       --------------------------    --------------------------
                                                          2003            2002          2003           2002
                                                       -----------    -----------    -----------    -----------
Revenues:
  Net premiums written                                 $   875,457    $   601,095    $ 1,767,516    $ 1,235,088
  Change in unearned premiums, net                         (68,989)       (88,407)      (260,922)      (243,934)
                                                       -----------    -----------    -----------    -----------
    Premiums earned                                        806,468        512,688      1,506,594        991,154
  Net investment income                                     50,421         44,564        102,181         88,716
  Service fees                                              25,910         20,924         51,379         41,117
  Realized investment gains (losses)                        43,673         (8,383)        58,277         (3,424)
  Foreign currency gains (losses)                               44            (66)        (1,194)           (62)
  Other income                                                 441            208          1,133            320
                                                       -----------    -----------    -----------    -----------
    Total revenues                                         926,957        569,935      1,718,370      1,117,821
                                                       -----------    -----------    -----------    -----------
Expenses:
  Losses and loss expenses                                 514,157        336,515        958,043        647,116
  Other operating expenses                                 258,160        184,883        489,013        360,326
  Interest expense                                          13,273         11,330         25,368         22,465
                                                       -----------    -----------    -----------    -----------
    Total expenses                                         785,590        532,728      1,472,424      1,029,907
                                                       -----------    -----------    -----------    -----------

    Income before income taxes and minority interest       141,367         37,207        245,946         87,914

Income tax expense                                         (44,230)       (15,563)       (77,216)       (31,785)
Minority interest                                           (1,297)         5,730         (1,187)         5,641
                                                       -----------    -----------    -----------    -----------

    Net income                                         $    95,840    $    27,374    $   167,543    $    61,770
                                                       ===========    ===========    ===========    ===========

Net income per share:
  Basic                                                $      1.73    $      0.55    $      3.03    $      1.23
                                                       ===========    ===========    ===========    ===========
  Diluted                                              $      1.65    $      0.52    $      2.90    $      1.18
                                                       ===========    ===========    ===========    ===========
Average shares outstanding:
  Basic                                                $    55,343    $    50,125    $    55,296    $    50,020
                                                       ===========    ===========    ===========    ===========
  Diluted                                              $    58,035    $    52,399    $    57,774    $    52,304
                                                       ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)

                                                 Six Months ended        Year Ended
                                                   June 30, 2003      December 31, 2002
                                                 ----------------     -----------------
                                                    (Unaudited)
Common stock:
    Beginning of period                             $  13,934             $  12,991
    Issuance of common stock                               --                   943
                                                    ---------             ---------
    End of period                                   $  13,934             $  13,934
                                                    =========             =========

Additional paid in capital:
    Beginning of period                             $ 823,190             $ 654,936
    Issuance of common stock                              393               168,254
    Restricted stock units earned                         639                    --
                                                    ---------             ---------
    End of period                                   $ 824,222             $ 823,190
                                                    =========             =========

Retained earnings:
    Beginning of period                             $ 623,651             $ 467,185
    Net income                                        167,543               175,045
    Elimination of international reporting lag         (1,776)                   --
    Dividends to stockholders'                         (7,514)              (18,579)
                                                    ---------             ---------
    End of period                                   $ 781,904             $ 623,651
                                                    =========             =========

Accumulated other comprehensive income:

    Unrealized investment gains:
       Beginning of period                          $ 114,664             $  41,731
       Net change in period                            33,876                72,933
                                                    ---------             ---------
       End of period                                  148,540               114,664
                                                    ---------             ---------

    Currency translation adjustments:
       Beginning of period                            (10,061)               (4,391)
       Net change in period                            (6,754)               (5,670)
                                                    ---------             ---------
       End of period                                  (16,815)              (10,061)
                                                    ---------             ---------

    Total accumulated other comprehensive income    $ 131,725             $ 104,603
                                                    =========             =========

Treasury stock:
    Beginning of period                             $(230,179)            $(240,857)
    Issuance under stock option plan                    3,640                10,749
    Purchase of common stock                               --                   (71)
                                                    ---------             ---------
    End of period                                   $(226,539)            $(230,179)
                                                    =========             =========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                                  --------------------------
                                                                                     2003            2002
                                                                                  -----------    -----------
Cash flows provided by operating activities:
  Net income                                                                      $   167,543    $    61,770
  Adjustments to reconcile net income to cash
     flows provided by operating activities:
    Minority interest                                                                   1,187         (5,641)
    Change in reserves for losses
      and loss expenses, net                                                          429,198        120,071
    Depreciation and amortization                                                      11,032          8,840
    Change in unearned premiums and
      prepaid reinsurance premiums                                                    260,904        236,037
    Change in premiums and fees receivable                                           (165,652)      (156,261)
    Change in federal and foreign income taxes                                         11,096         28,336
    Change in deferred policy acquisition cost                                        (62,453)       (33,158)
    Realized investment and foreign currency (gains) losses                           (57,083)         3,486
    Other, net                                                                            647        (24,026)
                                                                                  -----------    -----------
      Net cash flows provided by operating activities
            before trading account                                                    596,419        239,454
Change in trading account securities                                                   (6,695)       173,288
                                                                                  -----------    -----------
      Net cash flows provided by operating activities                                 589,724        412,742
                                                                                  -----------    -----------

Cash flows used in investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities                                                        661,975        374,818
     Equity securities                                                                 35,036         13,282
     Maturities and prepayments of fixed maturity securities                          284,163        119,401
  Cost of purchases, excluding trading account:
     Fixed maturity securities                                                     (1,059,270)    (1,026,010)
     Equity securities                                                               (120,210)       (94,477)
     Other invested securities                                                        (41,097)        46,386
  Change in balances due to/from security brokers                                      51,315        (15,672)
  Net additions to real estate, furniture and equipment                               (14,568)        (2,066)
  Other, net                                                                               --         (6,604)
                                                                                  -----------    -----------
     Net cash flows used in investing activities                                     (202,656)      (590,942)
                                                                                  -----------    -----------
Cash flows provided by financing activities:
  Net proceeds from issuance of debt                                                  196,840             --
  Repayment and repurchase of debt and trust preferred securities                     (65,750)        (8,000)
  Cash dividends                                                                      (10,472)        (8,571)
  Net proceeds from stock options exercised                                             4,672          6,534
  Other, net                                                                           (7,309)        21,161
                                                                                  -----------    -----------

    Net cash flows provided by financing activities                                   117,981         11,124
                                                                                  -----------    -----------

    Net increase (decrease) in cash and cash equivalents                              505,049       (167,076)
Cash and cash equivalents at beginning of year                                        594,183        534,086
                                                                                  -----------    -----------
    Cash and cash equivalents at end of period                                    $ 1,099,232    $   367,010
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:

  Interest paid                                                                   $    21,132    $    22,725
                                                                                  ===========    ===========
  Federal income taxes paid, net                                                  $    65,909    $     3,448
                                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

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

         Basic earnings per share data is based upon the weighted average number of shares outstanding during the period. Diluted earnings per share data reflects the potential dilution that would occur if options granted under employee stock-based compensation plans were exercised and restricted stock units earned were delivered.

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

2.       COMPREHENSIVE INCOME

         The following is a reconciliation of comprehensive income (dollars in thousands):

                                                                For the Three Months       For the Six Months
                                                                   Ended June 30,             Ended June 30,
                                                               ----------------------    ----------------------
                                                                 2003         2002          2003        2002
                                                               ---------    ---------    ---------    ---------
Net income                                                     $  95,840    $  27,374    $ 167,543    $  61,770

Other comprehensive income:
    Unrealized holding gains (losses) on investments, net of
       taxes                                                      10,755       38,038       (3,278)      17,277
    Reclassification for realized gains included in net
       income, net of taxes                                       28,287       (4,103)      37,154         (877)
                                                               ---------    ---------    ---------    ---------

       Unrealized investment gains, net of taxes                  39,042       33,935       33,876       16,400
    Currency translation adjustments, net of
       taxes                                                      (4,656)       5,029       (6,754)       5,001
                                                               ---------    ---------    ---------    ---------
       Other comprehensive income                                 34,386       38,964       27,122       21,401
                                                               ---------    ---------    ---------    ---------

       Comprehensive income                                    $ 130,226    $  66,338    $ 194,665    $  83,171
                                                               =========    =========    =========    =========

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  June 30, 2003

3.       STOCK-BASED COMPENSATION

         During the first quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective as of January 1, 2003. Under the prospective method of adoption selected by the Company, the fair value recognition provisions of FASB 123 are applied to all employee awards granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data).

                                                 For the Three Months         For the Six Months
                                                    Ended June 30,               Ended June 30,
                                              -------------------------   --------------------------
                                                 2003          2002          2003           2002
                                              -----------   -----------   -----------    -----------
Net income, as reported                       $    95,840   $    27,374   $   167,543    $    61,770

Add: Stock-based compensation expense
included in reported net income, net of tax            10            --            12             --


Deduct: Total stock-based employee
compensation expense under fair value based
method for all awards, net of tax
                                                   (1,196)       (1,133)       (2,390)        (2,267)
                                              -----------   -----------   -----------    -----------

Pro forma net income                          $    94,654   $    26,241   $   165,165    $    59,503
                                              ===========   ===========   ===========    ===========

Earnings per share:
  Basic - as reported                         $      1.73   $      0.55   $      3.03    $      1.23
  Basic - pro forma                           $      1.71   $      0.52   $      2.99    $      1.19

  Diluted - as reported                       $      1.65   $      0.52   $      2.90    $      1.18
  Diluted - pro forma                         $      1.63   $      0.50   $      2.86    $      1.14

         On April 4, 2003, 300,000 Restricted Stock Units (RSU) were awarded to officers of the Company and its subsidiaries. Each RSU represents the right to receive one share of common stock, conditioned on the employee's satisfying certain requirements outlined in the award agreement. The RSU's vest after five years of continuous employment. The Company determines the cost of the RSU's awarded based on the market value of the stock at the time of the award. The cost is recognized as compensation expense as the units are earned over the vesting period. The Company recognized compensation expense related to RSU's of $639,000 in the second quarter of 2003. The remaining unearned compensation for outstanding RSU's was $12,141,000 as of June 30, 2003.

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  June 30, 2003

4.       INVESTMENTS

         The cost, fair value and carrying value of fixed maturity securities and equity securities available for sale are as follows (dollars in thousands):

                                                              Gross        Gross
                                                            Unrealized   Unrealized       Fair       Carrying
                                                Cost (a)       Gain         Loss          Value        Value
                                               ----------   ----------   ----------    ----------   ----------
June 30, 2003
Fixed maturity securities:
  Held to maturity                             $  190,133   $   21,938   $      (83)   $  211,988   $  190,133
  Available for sale                            3,320,183      215,139       (4,180)    3,531,142    3,531,142
                                               ----------   ----------   ----------    ----------   ----------
         Total                                 $3,510,316   $  237,077   $   (4,263)   $3,743,130   $3,721,275
                                               ==========   ==========   ==========    ==========   ==========

Equity securities available
  for sale                                     $  287,778   $   21,414   $   (3,318)   $  305,874   $  305,874

December 31, 2002
Fixed maturity securities:
  Held to maturity                             $  205,856   $   21,861   $     (107)   $  227,610   $  205,856
  Available for sale                            3,129,993      184,751       (9,078)    3,305,666    3,305,666
                                               ----------   ----------   ----------    ----------   ----------
         Total                                 $3,335,849   $  206,612   $   (9,185)   $3,533,276   $3,511,522
                                               ==========   ==========   ==========    ==========   ==========

Equity securities available
  for sale                                     $  203,388   $    8,232   $   (6,248)   $  205,372   $  205,372

(a) Adjusted as necessary for amortization of premium or discount

5.       REINSURANCE CEDED

         The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations (dollars in thousands):

                                     For the Three Months    For the Six Months
                                        Ended June 30,         Ended June 30,
                                     --------------------   -------------------
                                        2003       2002       2003       2002
                                     ---------   --------   --------   --------
Ceded premiums earned:
  Aggregate reinsurance agreement:
    Individual losses                $  31,362   $ 23,496   $ 59,769   $ 39,172
    Aggregate losses                     5,000      6,250     10,000     12,500
                                     ---------   --------   --------   --------
    Total                               36,362     29,746     69,769     51,672
                                     ---------   --------   --------   --------
  Other reinsurance contracts           84,119     76,344    181,760    149,977
                                     ---------   --------   --------   --------
     Total                           $1120,481   $106,090   $251,529   $201,649
                                     =========   ========   ========   ========

Ceded losses incurred:
  Aggregate reinsurance agreement:
    Individual losses                $  26,528   $ 13,623   $ 46,929   $ 21,977
    Aggregate losses                     9,000     11,250     18,000     22,500
                                     ---------   --------   --------   --------
    Total                               35,528     24,873     64,929     44,477
                                     ---------   --------   --------   --------
  Other reinsurance contracts           52,181     38,398    103,155     80,364
                                     ---------   --------   --------   --------
    Total                            $  87,709   $ 63,271   $168,084   $124,841
                                     =========   ========   ========   ========

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  June 30, 2003

5.       REINSURANCE CEDED (continued)

         Effective January 1, 2001, the Company entered into a multi-year aggregate reinsurance agreement that provides two types of reinsurance coverage. The first type of coverage provides protection for individual losses on an excess of loss or quota share basis, as specified for each class of business covered by the agreement. The second type of coverage provides aggregate accident year protection for the Company's reinsurance segment for loss and loss adjustment expenses incurred above a certain level. Loss recoveries are subject to annual limits and an aggregate limit over the contract period. The agreement contains a profit sharing provision under which the Company can recover a portion of premiums paid to the reinsurer if certain profit conditions are met. Based on its estimate of expected profits under the contract, the Company accrued return premiums of $18 million and $23 million for the second quarter and first six months of 2003, respectively.

         Certain of the Company's reinsurance agreements, including the aggregate reinsurance agreement, are structured on a funds held basis, whereby the Company retains some or all of the ceded premiums in a separate account that is used to fund ceded losses as they become due from the reinsurance company. Interest is credited to reinsurers for funds held on their behalf at rates ranging from 7.0% to 8.9% of the account balances, as defined under the agreements. Interest credited to reinsurers, which is reported as a reduction of net investment income, was $9 million and $16 million for the second quarter and first six months of 2003, respectively, and $5 million and $9 million for the corresponding 2002 periods. As of June 30, 2003 and December 31, 2002, funds held by the Company under the aggregate reinsurance agreement exceeded the amount recoverable from the reinsurer for losses and loss adjustment expenses.

6.       INDUSTRY SEGMENTS

         The Company's operations are presently conducted through five segments of the insurance business: specialty lines of insurance; alternative markets; reinsurance; regional property casualty insurance; and international. The specialty segment's business is principally within the excess and surplus lines, professional liability, commercial transportation and surety markets. The Company's alternative markets segment offers workers' compensation insurance on an excess and primary basis and provides fee-based services to help clients develop and administer self-insurance programs. The Company's reinsurance segment specializes in underwriting property casualty reinsurance on both a treaty and facultative basis. The regional property casualty insurance segment provides commercial property casualty insurance products. The international segment offers personal and commercial property casualty insurance in Argentina and savings and life products in the Philippines. During 2001, the Company discontinued its regional personal lines business and the alternative markets division of its reinsurance segment. These discontinued businesses are reported collectively as a separate business segment.

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

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  June 30, 2003

6.       INDUSTRY SEGMENTS (continued)

                                                                Revenues
                                            -----------------------------------------------
                                             Earned     Investment                               Pre-Tax       Net
         (dollars in thousands)             Premiums      Income        Other        Total        Income      Income
                                            ---------   ----------    ---------    ---------    ---------    ---------
For the three months ended June 30, 2003:
  Specialty                                 $ 271,333   $   15,935      $    --    $ 287,268    $  54,756    $  36,897
  Alternative Markets                         106,282        9,536       25,910      141,728       22,415       14,735
  Reinsurance                                 196,632       12,744           --      209,376       10,460        7,237
  Regional                                    214,089       10,873           --      224,962       34,071       22,380
  International                                18,132        1,662           --       19,794        1,767          943
  Discontinued Business                            --           --           --           --           --           --
  Corporate and
    eliminations                                   --         (329)         441          112      (25,819)     (14,639)
  Realized gains                                   --           --       43,717       43,717       43,717       28,287
                                            ---------   ----------    ---------    ---------    ---------    ---------
  Consolidated                              $ 806,468   $   50,421    $  70,068    $ 926,957    $ 141,367    $  95,840
                                            =========   ==========    =========    =========    =========    =========

For the three months ended June 30, 2002:
  Specialty (1)                             $ 174,053   $   12,316      $    --    $ 186,369    $  35,496    $  22,532
  Alternative Markets                          51,487        9,207       20,816       81,510       13,749        9,380
  Reinsurance (1)                              82,259       10,502           (2)      92,759        2,635        4,115
  Regional                                    172,062       11,186           --      183,248       18,565        9,334
  International                                20,206          711           (4)      20,913         (800)      (1,104)
  Discontinued Business                        12,621        1,147           --       13,768       (4,600)      (2,990)
  Corporate and
    eliminations                                   --         (505)         322         (183)     (19,389)      (9,790)
  Realized gains                                   --           --       (8,449)      (8,449)      (8,449)      (4,103)
                                            ---------   ----------    ---------    ---------    ---------    ---------
  Consolidated                              $ 512,688   $   44,564    $  12,683    $ 569,935    $  37,207    $  27,374
                                            =========   ==========    =========    =========    =========    =========

                                                                 Revenues
                                          -------------------------------------------------------
                                            Earned      Investment                                     Pre-Tax          Net
         (dollars in thousands)            Premiums       Income          Other          Total         Income         Income
                                          -----------   -----------    -----------    -----------    -----------    -----------
For the six months ended June 30, 2003:
  Specialty                               $   512,960   $    32,129    $        --    $   545,089    $   103,297    $    68,352
  Alternative Markets                         189,256        19,063         51,379        259,698         44,364         29,480
  Reinsurance                                 359,109        26,218             --        385,327         20,129         13,961
  Regional                                    412,294        22,152             --        434,446         66,266         43,843
  International                                32,975         3,081             --         36,056          3,002          1,570
  Discontinued Business                            --            --             --             --             --             --
  Corporate and
    eliminations                                   --          (462)         1,133            671        (48,195)       (26,817)
  Realized gains                                   --            --         57,083         57,083         57,083         37,154
                                          -----------   -----------    -----------    -----------    -----------    -----------
  Consolidated                            $ 1,506,594   $   102,181    $   109,595    $ 1,718,370    $   245,946    $   167,543
                                          ===========   ===========    ===========    ===========    ===========    ===========

For the six months ended June 30, 2002:
  Specialty (1)                           $   324,475   $    24,426    $        --    $   348,901    $    55,875    $    36,245
  Alternative Markets                          96,824        17,961         40,842        155,627         27,981         18,865
  Reinsurance (1)                             146,838        20,684             (4)       167,518         10,826         10,357
  Regional                                    328,643        21,207             --        349,850         41,000         24,490
  International                                59,390         2,163             --         61,553           (534)        (1,340)
  Discontinued Business                        34,984         3,016             --         38,000         (4,654)        (3,025)
  Corporate and
    eliminations                                   --          (741)           599           (142)       (39,094)       (22,945)
  Realized gains                                   --            --         (3,486)        (3,486)        (3,486)          (877)
                                          -----------   -----------    -----------    -----------    -----------    -----------
  Consolidated                            $   991,154   $    88,716    $    37,951    $ 1,117,821    $    87,914    $    61,770
                                          ===========   ===========    ===========    ===========    ===========    ===========

(1) During the first quarter of 2003, management responsibility and financial reporting for Vela Insurance Services, Inc., an excess and surplus lines underwriting manager, were transferred from the reinsurance segment to the specialty segment. Segment results for the prior period were restated to reflect this change.

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  June 30, 2003

6.       INDUSTRY SEGMENTS (continued)

         Identifiable assets by segment are as follows (dollars in thousands):

                                    June 30,      December 31,
                                      2003            2002
                                   -----------    ------------
Specialty                          $ 2,687,765    $  2,271,105
Alternative Markets                  1,335,346       1,197,977
Reinsurance                          2,909,861       2,431,429
Regional                             1,895,334       1,590,913
International                          146,756         126,528
Discontinued Business                   99,086         162,754
Corporate other and eliminations      (769,891)       (749,383)
                                   -----------    ------------
Consolidated                       $ 8,304,257    $  7,031,323
                                   ===========    ============

7.       DEBT

         In February 2003, the Company issued $200 million aggregate principal amount of 5.875% senior notes due February 2013. The notes were issued at 99.07% of their face value amount and the net proceeds after expenses were $196,840,000.

         During, the first quarter of 2003, the Company repaid $35,793,000 of 6.5% senior subordinated notes and $25,000,000 of 6.71% senior notes upon their respective maturities.

8.       COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

         A subsidiary of the Company has a pending arbitration proceeding pertaining to the interpretation of the contract terms in two reinsurance agreements. The reinsurer's interpretation of the contract terms would reduce the amount recoverable from the reinsurer by approximately $49 million as of June 30, 2003. Although the ultimate outcome of this matter cannot be determined, management believes that the Company's interpretation of these agreements is correct and is vigorously pursuing this matter in arbitration.

         There is a pending arbitration pertaining to reinsurance contract coverage issues where a subsidiary of the Company is the assuming reinsurer. Based on currently available information, the Company believes that the resolution of this pending arbitration will not have a material effect on its financial condition or results of operations. However, if this arbitration is decided adversely to the Company, the Company's potential exposure, in excess of the amount reserved, is up to $9 million, after tax.

         The Company's subsidiaries are subject to other disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company's estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  June 30, 2003

9.       ACCOUNTING CHANGES

         The Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, which clarifies controlling interest. The adoption of Interpretation 46 did not have any impact on the Company's results of operations or financial condition.

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. One requirement under the Statement is that trust preferred securities to be presented as liabilities. The Company elected to adopt Statement 150 in the second quarter of 2003, and accordingly, trust preferred securities have been reclassified to liabilities in the accompanying consolidated balance sheet. There was no impact from the adoption of Statement 150 on the consolidated statement of operations.

10.      SUBSEQUENT EVENT

         In August 2003, the Company's board of directors approved a 3-for-2 common stock split to be paid in the form of a common stock dividend on August 27, 2003 to holders of record on August 18, 2003. The per share information in this 10-Q has not been adjusted to reflect this stock split.

         During July 2003 the Company contributed approximately $107 million for an 80% interest in a newly formed U.K. insurance company, W. R. Berkley Insurance (Europe), Limited. The remaining 20% of W. R. Berkley Insurance (Europe), Limited is owned by Kiln plc.

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

         The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where the various considerations affecting these types of claims are subject to change and long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, the Company cannot assure that its current reserves will prove adequate in light of subsequent events. Should the Company need to increase its reserves, its net income for the period will decrease by a corresponding amount.

RESULTS OF OPERATIONS FOR THE FIRST SIX MONTHS OF 2003 COMPARED TO THE FIRST SIX MONTHS OF 2002

         The Company reported net income of $168 million, or $2.90 per share, for the six months ended June 30, 2003 compared with $62 million, or $1.18 per share, for the corresponding 2002 period. Following are the components of net income for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                                                             2003        2002
                                                          ---------    ---------
Underwriting income (1)                                   $ 125,211    $  36,072
Insurance services                                           10,651        6,984
Net investment income                                       102,181       88,716
Interest and other expenses                                 (49,180)     (40,372)
Realized investment and foreign currency gains (losses)      57,083       (3,486)
Income taxes and minority interest                          (78,403)     (26,144)
                                                          ---------    ---------
  Net income                                              $ 167,543    $  61,770
                                                          =========    =========

(1) Represents premiums earned less loss, loss expenses and underwriting expenses incurred.

UNDERWRITING Following is a summary of underwriting results for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                           2003            2002          % Change
                         ----------    -------------     --------
Gross premiums written   $2,073,968    $   1,505,211        38%
Net premiums written      1,767,516        1,235,088        43%
Premiums earned           1,506,594          991,154        52%
Underwriting income         125,211           36,072
Loss ratio (1)                 63.6%            65.3%
Expense ratio (2)              28.1%            31.1%
Combined ratio                 91.7%            96.4%

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

SPECIALTY The specialty segment provides insurance products and services principally to the excess and surplus lines, professional liability, commercial transportation and surety markets. Following is a summary of underwriting results for the specialty segment for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                            2003        2002         % Change
                         ---------   ----------      --------
Gross premiums written   $ 670,242   $  470,931         42%
Net premiums written       607,784      412,193         47%
Premiums earned            512,960      324,475         58%
Underwriting income         71,168       31,449
Loss ratio                    61.6%        62.3%
Expense ratio                 24.5%        28.0%
Combined ratio                86.1%        90.3%

         Net premiums written in 2003 increased by 47% compared with 2002 as a result of higher prices as well as new business. Net premiums written increased 45% for the Company's three excess and surplus lines companies, 52% for commercial transportation business and 39% for Monitor Liability Managers, Inc., which specializes in directors' and officers' and lawyers professional liability business. Net premiums written in 2003 also include $14 million from the Company's new underwriting unit, Berkley Medical Excess Underwriters, LLC.

         The 2003 loss ratio decreased by 0.7 percentage points to 61.6%. The improvement was primarily a result of higher prices and more favorable terms and conditions for current business, partially offset by prior year reserve development. The 2003 expense ratio decreased by 3.5 percentage points to 24.5% as a result of a 58% increase in earned premiums with no significant increase in expenses other than commissions and premium taxes.

ALTERNATIVE MARKETS The alternative markets segment offers workers' compensation insurance on an excess and primary basis and provides fee-based services to help clients develop and administer self-insurance programs. Following is a summary of underwriting results for the alternative markets segment for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                                          2003          2002          % Change
                                          ----          ----          --------
Gross premiums written                 $ 271,677     $ 146,040            86%
Net premiums written                     227,905       126,637            80%
Premiums earned                          189,256        96,824            95%
Underwriting income                       14,650         3,040
Loss ratio                                  67.7%         67.5%
Expense ratio                               24.5%         29.4%
Combined ratio                              92.2%         96.9%

         Net premiums written in 2003 increased by 80% compared with 2002. The increase reflects higher prices as well as an increase in policies-in-force for both primary and excess workers' compensation business. The expense ratio decreased by 4.9 percentage points to 24.5% due to a 95% increase in premiums earned with no significant increase in expenses other than commissions and premium taxes.

         Following is a summary of insurance services results for the alternative markets segment for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                                            2003          2002         % Change
                                            ----          ----         --------
Service revenues                         $ 51,379       $ 40,842          26%
Service expenses                          (40,728)       (33,858)         20%
                                         --------       --------
Service income before taxes              $ 10,651       $  6,984          53%
                                         ========       ========

         Service revenues in 2003 increased 26% compared with 2002 primarily as a result of an increase in service fees for managing assigned risk plans in ten states. Service income before taxes increased 53% compared with 2002 due to revenues increasing at a greater rate than expenses.

REINSURANCE The Company's reinsurance segment specializes in underwriting property, casualty and surety reinsurance on both a treaty and facultative basis. Following is a summary of underwriting results for the reinsurance segment for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                                          2003          2002          % Change
                                          ----          ----          --------
Gross premiums written                 $ 505,754     $ 342,732            48%
Net premiums written                     421,876       264,699            59%
Premiums earned                          359,109       146,838           145%
Underwriting loss                         (6,044)       (8,691)
Loss ratio                                  71.6%         72.5%
Expense ratio                               30.1%         33.4%
Combined ratio                             101.7%        105.9%

         Net premiums written in 2003 increased by 59% compared with 2002 as a result of higher prices and new business. Net premiums written increased 102% to $117 million for facultative reinsurance, 32% to $114 million for Lloyd's reinsurance, 49% to $135 million for standard treaty business and 91% to $56 million for the other reinsurance units, Berkley Capital Underwriters, LLC and Berkley Underwriting Partners, LLC. Net premiums written in 2003 also include $21 million from the Company's new direct facultative underwriting unit, B F Re Underwriters, LLC. Premiums earned in 2003 increased 145% compared with 2002, primarily as a result of substantial growth in net written premiums during 2002.

         The 2003 loss ratio decreased 0.9 percentage points to 71.6%. The decrease reflects the improved results for the current accident year as a result of higher prices for both treaty and facultative risks which was offset by the impact of reserve development on prior years. The 2003 and 2002 underwriting results also reflect loss recoveries under the Company's aggregate reinsurance agreement. (See Note 7 of "Notes to Consolidated Financial Statements".) The 2003
expense ratio decreased 3.3 percentage points to 30.1% primarily as a result of a shift in the mix of business and increased volume.

REGIONAL The regional property casualty insurance segment principally provides commercial property casualty insurance products. Following is a summary of underwriting results for the regional segment for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                           2003         2002        % Change
                           ----         ----        --------
Gross premiums written   $589,829   $ 475,005          24%
Net premiums written      475,979     376,358          26%
Premiums earned           412,294     328,643          25%
Underwriting income        44,114      19,793
Loss ratio                   58.1%       62.5%
Expense ratio                31.2%       31.5%
Combined ratio               89.3%       94.0%

         Net premiums written in 2003 increased by 26.0% compared with 2002. The increase reflects higher prices across all four regional units. The 2003 loss ratio decreased by 4.4 percentage points to 58.1% primarily as a result of higher prices in 2002 and 2003. Weather-related losses for the regional segment were $21 million in 2003 compared with $22 million in 2002.

INTERNATIONAL The international segment offers personal and commercial property casualty insurance in Argentina and savings and life products in the Philippines. Following is a summary of underwriting results for the international segment for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                               2003         2002        % Change
                               ----         ----        --------
Gross premiums written      $  36,466    $ 60,191          -39%
Net premiums written           33,972      52,256          -35%
Premiums earned                32,975      59,390          -44%
Underwriting income (loss)      1,323      (1,849)
Loss ratio                       52.4%       58.7%
Expense ratio                    43.6%       44.4%
Combined ratio                   96.0%      103.1%

         Net premiums written in 2003 decreased by 35% compared with 2002. The decrease was the result of the withdrawal from life insurance business in Argentina and of lower exchange rates for the Argentine peso in 2003. The combined ratio decreased 7.1 percentage points to 96.0% as a result of a reduction in costs relating to the withdrawal from life insurance business in Argentina and of improvement in underwriting results for the Argentine property casualty business.

DISCONTINUED The discontinued segment consists of regional personal lines and the alternative markets reinsurance, which were discontinued in 2001. Following is a summary of underwriting results for the discontinued segment for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                          2003      2002
                          ----      ----
Gross premiums written   $  --   $ 10,312
Net premiums written        --      2,945
Premiums earned             --     34,984
Underwriting loss           --     (7,670)

         The personal lines and alternative markets reinsurance business were discontinued in 2001 and there was no activity in the first six months of 2003.

NET INVESTMENT INCOME Following is a summary of investment activity for the six months ended June 30, 2003 and 2002 (dollars in thousands):

                                      2003            2002         % Change
                                      ----            ----         --------
Net investment income             $   102,181    $    88,716           15%
Average invested assets             4,867,379      3,664,756           33%
Annualized effective yield (1)            4.9%           5.4%
Realized investment and foreign
 Currency gains (losses)               57,083         (3,486)
Change in unrealized gains             51,499         15,008

(1) Represents net investment income (before interest in funds held) expressed as a percentage of average invested assets.

         Net investment income in 2003 increased 15% compared with 2002. Average invested assets increased 33% compared with 2002 as a result of cash flow from operations and of the proceeds from a secondary stock offering in 2002 and a debt offering in 2003. The average yield on investments was 4.9% in 2003 compared with 5.4% in 2002. The lower yield in 2003 reflects the decrease in general interest rate levels as well as an increase in the portion of the portfolio invested in cash and cash equivalents and municipal securities.

         The carrying value of the Company's investment portfolio as of June 30, 2003 and June 30, 2002 is as follows (dollars in thousands):

                                         June 30,     December 31,
                                          2003           2002
                                       -----------    -----------
Cash and cash equivalents              $ 1,099,232    $   594,183
Fixed maturities                         3,721,275      3,511,522
Equity securities available for sale       305,874        205,372
Trading account(1)                         313,531        306,836
Other investments                           89,377         45,187
Due to brokers and clearing
  organizations                            (59,678)            --
                                       -----------    -----------
      Total                            $ 5,469,611    $ 4,663,100
                                       ===========    ===========

(1) Represents trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account equity securities sold but not yet purchased.

         At June 30, 2003, as compared with December 31, 2002, the fixed maturity portfolio mix was as follows: U.S. Government securities were 15% (20% in 2002); state and municipal securities were 43% (29% in 2002); corporate securities were 11% (19% in 2002); mortgage-backed securities were 26% (27% in 2002); foreign bonds were 5% in 2003 and 2002.

INTEREST AND OTHER EXPENSES Interest and other expenses represents interest expense, corporate expenses and other miscellaneous income and expenses. Interest and other expenses were $49 million in 2003 compared with $40 million in 2002. The increase reflects higher general and administrative expenses and an increase in interest expense of $3 million as a result of a $200 million debt offering in February 2003.

REALIZED GAINS Realized investment and foreign currency gains of $57.1 million resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in municipal securities.

INCOME TAXES AND MINORITY INTEREST The effective income tax rate was 31% in 2003 and 36% in 2002. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Minority interest represents the portion of the Company's international operations held by outside investors.

OPERATING RESULTS FOR THE SECOND QUARTER OF 2003 COMPARED TO THE SECOND QUARTER OF 2002

         The Company reported net income of $96 million, or $1.65 per share, for the three months ended June 30, 2003 compared with $27 million, or $.52 per share, for the corresponding 2002 period. Following are the components of net income for the three months ended June 30, 2003 and 2002 (dollars in thousands):

                                                            2003        2002
                                                            ----        ----
Underwriting income                                       $ 68,133    $ 17,431
Insurance services                                           4,999       3,534
Net investment income                                       50,421      44,564
Interest and other expenses                                (25,903)    (19,873)
Realized investment and foreign currency gains (losses)     43,717      (8,449)
Income taxes and minority interest                         (45,527)     (9,833)
                                                          --------    --------
  Net income                                              $ 95,840    $ 27,374
                                                          ========    ========

UNDERWRITING Following is a summary of underwriting results for the three months ended June 30, 2003 and 2002 (dollars in thousands):

                            2003          2002          % Change
                            ----          ----          --------
SPECIALTY
Gross premiums written   $ 348,936     $ 252,995            38%
Net premiums written       321,083       219,764            46%
Premiums earned            271,333       174,053            56%
Underwriting income         38,821        23,182
Loss ratio                    61.5%         58.9%
Expense ratio                 24.1%         27.8%
Combined ratio                85.6%         86.7%

ALTERNATIVE MARKETS
Gross premiums written   $ 101,496     $  47,867           112%
Net premiums written        90,723        42,057           116%
Premiums earned            106,282        51,487           106%
Underwriting income          7,880         1,008
Loss ratio                    68.1%         68.1%
Expense ratio                 24.5%         30.0%
Combined ratio                92.6%         98.1%

REINSURANCE
Gross premiums written   $ 243,362     $ 175,789            38%
Net premiums written       207,077       135,410            53%
Premiums earned            196,632        82,259           139%
Underwriting loss           (2,284)       (7,284)
Loss ratio                    71.3%         74.9%
Expense ratio                 29.8%         34.0%
Combined ratio               101.1%        108.9%

REGIONAL
Gross premiums written   $ 293,971     $ 236,686            24%
Net premiums written       238,225       192,655            24%
Premiums earned            214,089       172,062            24%
Underwriting income         23,198         7,377
Loss ratio                    58.2%         64.3%
Expense ratio                 31.0%         31.4%
Combined ratio                89.2%         95.7%

                                  2003          2002          % Change
                               ----------   ------------      --------
INTERNATIONAL
Gross premiums written         $   19,730   $     13,973          41%
Net premiums written               18,349         11,706          57%
Premiums earned                    18,132         20,206         -10%
Underwriting income (loss)            518         (1,105)
Loss ratio                           55.1%          56.0%
Expense ratio                        42.1%          49.5%
Combined ratio                       97.2%         105.5%

DISCONTINUED
Gross premiums written         $       --   $      1,693
Net premiums written                   --           (497)
Premiums earned                        --         12,621
Underwriting loss                      --         (5,747)

TOTAL
Gross premiums written         $1,007,495   $    729,003          38%
Net premiums written              875,457        601,095          46%
Premiums earned                   806,468        512,688          57%
Underwriting income                68,133         17,431
Loss ratio                           63.8%          65.6%
Expense ratio                        27.8%          31.0%
Combined ratio                       91.6%          96.6%

         Net premiums written in 2003 increased 46% as a result of price increases and new business as discussed above. The 2003 loss ratio decreased by
1.8 percentage points to 63.8% as a result of higher prices and more favorable terms and conditions for current business as discussed above. The 2003 expense ratio decreased 3.2 percentage points to 27.8% as a result of a 57% increase in earned premiums compared with a 41% increase in underwriting expenses.

NET INVESTMENT INCOME Following is a summary of investment activity for the three months ended June 30, 2003 and 2002 (dollars in thousands):

                                     2003           2002          % Change
                                  -----------    -----------     ---------
Net investment income             $    50,421    $    44,564         13%
Average invested assets             5,055,899      3,736,254         35%
Annualized effective yield                4.7%           5.4%
Realized investment and foreign
 Currency gains (losses)               43,717         (8,449)

         Net investment income in 2003 increased 13% compared with 2002. Average invested assets increased 35% compared with 2002 as a result of cash flow from operations and of the proceeds from a secondary stock offering in 2002 and a debt offering in 2003. The average yield on investments was 4.7% in 2003 compared with 5.4% in 2002. The lower yield in 2003 reflects the decrease in general interest rate levels as well as an increase in the portion of the portfolio invested in cash and cash equivalents and municipal securities.

INTEREST AND OTHER EXPENSES Interest and other expenses represents interest expense, corporate expenses and other miscellaneous income and expenses. Interest and other expenses were $26 million in 2003 compared with $20 million in 2002. The increase reflects higher general and administrative expenses and an increase in interest expense as a result of a $200 million debt offering in February 2003.

REALIZED GAINS Realized investment and foreign currency gains of $43.7 million resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in municipal securities.

INCOME TAXES AND MINORITY INTEREST The effective income tax rate was 31% in 2003 and 42% in 2002. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Minority interest represents the portion of the Company's international operations held by outside investors.

FINANCING ACTIVITY

         In February 2003, the Company issued $200 million aggregate principal amount of 5.875% senior notes due February 2013. The notes were issued at 99.07% of their face value amount and the net proceeds after expenses were $196,840,000.

         During the first quarter of 2003, the Company repaid $35,793,000 of 6.5% senior subordinated notes and $25,000,000 of 6.71% senior notes upon their respective maturities. During the second quarter of 2003, the company purchased $4,957,000 (carrying value) of its trust preferred securities.

         At June 30, 2003, the Company's outstanding debt was $505 million (face amount). The maturities of the debt are $40 million in 2005, $100 million in 2006, $89 million in 2008, $200 million in 2013 and $76 million in 2022. The Company also has $195 million (face amount) of trust preferred securities that mature in 2045.

         At June 30, 2003, stockholders' equity was $1,525 million and total capitalization (stockholders' equity, debt and trust preferred securities) was $2,218 million. The percentage of the Company's capital attributable to debt and trust preferred securities was 31% at June 30, 2003 compared with 30% at December 31, 2002.

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

         The duration of the investment portfolio declined from approximately
4.8 years at December 31, 2002 to 4.5 years at June 30, 2003. The overall market risk relating to the Company's portfolio has remained similar to the risk at December 31, 2002.

Item 4.  Controls and Procedures

         The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         A subsidiary of the Company has a pending arbitration proceeding pertaining to the interpretation of the contract terms in two reinsurance agreements. The reinsurer's interpretation of the contract terms would reduce the amount recoverable from the reinsurer by approximately $49 million as of June 30, 2003. Although the ultimate outcome of this matter cannot be determined, management believes that the Company's interpretation of these agreements is correct and is vigorously pursuing this matter in arbitration.

         There is a pending arbitration pertaining to reinsurance contract coverage issues where a subsidiary of the Company is the assuming reinsurer. Based on currently available information, the Company believes that the resolution of this pending arbitration will not have a material effect on its financial condition or results of operations. However, if this arbitration is decided adversely to the Company, the Company's potential exposure, in excess of the amount reserved, is up to $9 million, after tax.

         The Company's subsidiaries are subject to other disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company's estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         On April 4, 2003, 300,000 Restricted Stock Units (RSU) were awarded to officers of the Company and its subsidiaries. Each RSU represents the right to receive one share of common stock, conditioned on the employee's satisfying certain requirements outlined in the award agreement. The RSU's vest after five years of continuous employment. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) thereof for transactions not involving a public offering.

         On May 20, 2003, the Company issued 158 shares of its Common Stock to each of its nine directors (1,422 shares in the aggregate). The shares were issued as a portion of annual director's fees pursuant to the Company's 1997 Director Stock Plan. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) thereof for transactions not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 20, 2003. The meeting involved the election of directors for a term to expire at the Annual Meeting of Stockholders to be held in the year 2006, the approval of an amendment and restatement of the W. R. Berkley Corporation 1992 Stock Option Plan in the form of the W. R. Berkley Corporation 2003 Stock Incentive Plan, the approval of an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 80,000,000 to 150,000,000, and the ratification of the appointment of independent auditors for the year 2003. The directors elected and the results of the voting are as follows:

         (i)      Election of Directors:

     Nominee         Votes For    Votes Withheld
------------------   ----------   --------------
William R. Berkley   40,687,706     10,773,284

George G. Daly       50,618,870        842,120

Philip J. Ablove     39,734,322     11,726,668

         (ii) Approval of the amendment and restatement of the W. R. Berkley Corporation 1992 Stock Option Plan in the form of the W. R. Berkley Corporation 2003 Stock Incentive Plan:

Votes For         Votes Against             Votes Abstained
----------        -------------             ---------------
44,374,797          7,025,148                    61,045

         (iii) Approval of the amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 80,000,000 to 150,000,000:

Votes For         Votes Against             Votes Abstained
----------        -------------             ---------------
49,833,479          1,567,056                    60,455

         (iv)     Ratification of Auditors:

Votes For         Votes Against             Votes Abstained
----------        -------------             ---------------
50,953,779           471,123                     36,088

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number

         (3.1) The Company's Restated Certificate of Incorporation, as amended through May 19, 2003.

         (3.2) Amendment, dated May 20, 2003, to the Company's Restated Certificate of Incorporation, as amended.

         (10.1) W. R. Berkley 2003 Stock Incentive Plan (incorporated by reference to Annex A from the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 20, 2003).

         (10.2)   Form of Restricted Stock Unit Agreement.

         (31.1)   Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         (31.2)   Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         (32.1) Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         During the quarter ended June 30, 2003, the Company filed the following Report on Form 8-K:

         Report dated April 25, 2003 with respect to the press release relating to the announcement of the Company's results of operations for the first quarter of 2003 (under item 9, for information required by item 12, of Form 8-K).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           W. R. BERKLEY CORPORATION

Date: August 6, 2003       /s/ WILLIAM R. BERKLEY
                           ------------------------------
                           William R. Berkley
                           Chairman of the Board and
                           Chief Executive Officer

Date: August 6, 2003       /s/ EUGENE G. BALLARD
                           ------------------------------
                           Eugene G. Ballard
                           Senior Vice President,
                           Chief Financial Officer
                           and Treasurer