Form 10-Q
period 2003-09-30
BERKLEY W R CORP
filed 2003-11-14
CIK 11544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period from ____ to ____.

Commission File Number 1-15202

W. R. BERKLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-1867895

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

475 Steamboat Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3000

(Registrant’s telephone number, including area code)

None

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Number of shares of common stock, $.20 par value, outstanding as of November 7, 2003: 83,384,494

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Investments:
Cash and cash equivalents	$1,196,215	$594,183
Fixed maturity securities	4,092,337	3,511,522
Equity securities available for sale	323,988	204,372
Equity securities trading account	230,843	165,642
Other investments	103,909	46,187

Total investments	5,947,292	4,521,906

Premiums and fees receivable	986,679	822,060
Due from reinsurers	774,843	734,687
Accrued investment income	48,958	46,334
Prepaid reinsurance premiums	257,127	164,284
Deferred policy acquisition costs	396,311	308,200
Real estate, furniture & equipment at cost, less accumulated depreciation	141,198	135,488
Deferred federal and foreign income taxes	34,933	20,585
Goodwill	59,021	59,021
Account receivable from brokers and clearing organizations	163,727	177,309
Other assets	65,247	41,449

Total assets	$8,875,336	$7,031,323

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$3,863,152	$3,167,925
Unearned premiums	1,848,818	1,390,246
Due to reinsurers	178,559	184,912
Securities sold but not yet purchased	80,028	36,115
Policyholders’ account balances	50,548	42,707
Other liabilities	386,083	294,334
Debt	658,933	362,985
Trust preferred securities	193,325	198,251

Total liabilities	7,259,446	5,677,475

Minority interest	37,444	18,649
Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 150,000,000 shares, issued and outstanding, net of treasury shares, 83,255,014 and 82,835,172 shares	20,901	20,901
Additional paid-in capital	817,964	816,223
Retained earnings	852,548	623,651
Accumulated other comprehensive income	111,316	104,603
Treasury stock, at cost, 21,247,246 and 21,669,153 shares	(224,283)	(230,179)

Total stockholders’ equity	1,578,446	1,335,199

Total liabilities and stockholders’ equity	$8,875,336	$7,031,323

See accompanying notes to the unaudited consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues:
Net premiums written	$939,677	$687,990	$2,707,193	$1,923,078
Change in unearned premiums, net	(104,097)	(119,519)	(365,019)	(363,453)

Premiums earned	835,580	568,471	2,342,174	1,559,625
Net investment income	51,678	48,316	153,859	137,032
Service fees	25,475	21,650	76,854	62,767
Realized investment gains (losses)	3,383	1,612	61,660	(1,812)
Foreign currency gains (losses)	40	(984)	(1,154)	(1,046)
Other income	226	1,006	1,359	1,326

Total revenues	916,382	640,071	2,634,752	1,757,892

Expenses:
Losses and loss expenses	533,201	368,763	1,491,244	1,015,879
Other operating expenses	261,281	200,182	750,294	560,508
Interest expense	13,825	11,593	39,193	34,058

Total expenses	808,307	580,538	2,280,731	1,610,445

Income before income taxes and minority interest	108,075	59,533	354,021	147,447
Income tax expense	(30,744)	(19,470)	(107,960)	(51,255)
Minority interest	(862)	481	(2,049)	6,122

Net income	$76,469	$40,544	$244,012	$102,314

Net income per share:
Basic	$0.92	$0.54	$2.94	$1.36
Diluted	$0.87	$0.52	$2.79	$1.30
Average shares outstanding:
Basic	83,183	75,294	83,025	75,120
Diluted	87,923	77,985	87,468	78,492

See accompanying notes to the unaudited consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Nine Months Ended	Year Ended
	September 30, 2003	December 31, 2002

	(Unaudited)
Common stock:
Beginning of period	$20,901	$19,487
Issuance of common stock	—	1,414

End of period	$20,901	$20,901

Additional paid in capital:
Beginning of period	$816,223	$648,440
Issuance of common stock	463	167,783
Restricted stock units earned	1,278	—

End of period	$817,964	$816,223
Retained earnings:
Beginning of period	$623,651	$467,185
Net income	244,012	175,045
Elimination of international reporting lag	1,776	—
Dividends to stockholders	(16,891)	(18,579)

End of period	$852,548	$623,651

Accumulated other comprehensive income:
Unrealized investment gains:
Beginning of period	$114,664	$41,731
Net change in period	9,434	72,933

End of period	124,098	114,664

Currency translation adjustments:
Beginning of period	(10,061)	(4,391)
Net change in period	(2,721)	(5,670)

End of period	(12,782)	(10,061)

Total accumulated other comprehensive income	$111,316	$104,603

Treasury stock:
Beginning of period	$(230,179)	$(240,857)
Issuance under stock incentive plan	5,968	10,749
Purchase of common stock	(72)	(71)

End of period	$(224,283)	$(230,179)

See accompanying notes to the unaudited consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months
	Ended September 30,

	2003	2002

Cash flows provided by operating activities:
Net income	$244,012	$102,314
Adjustments to reconcile net income to cash provided by operating activities:
Realized investment and foreign currency gains (losses)	(60,506)	2,858
Depreciation and amortization	13,681	13,680
Minority interest	2,049	(6,122)
Equity in undistributed earnings of affiliates	(4,597)	75
Equity securities trading account	(65,201)	26,889
Change in: Premiums and fees receivable	(164,619)	(206,140)
Due from reinsurers	(40,156)	62,282
Accrued investment income	(2,624)	(2,732)
Prepaid reinsurance premiums	(92,843)	(57,656)
Deferred policy acquisition cost	(88,111)	(63,798)
Deferred federal and foreign income taxes	(21,790)	31,532
Account receivable from brokers and clearing organizations	13,582	171,685
Other assets	(22,083)	5,180
Reserves for losses and loss expense	695,227	149,520
Unearned premiums	458,572	405,415
Due to reinsurers	(6,353)	48,734
Securities sold but not yet purchased	43,913	(25,858)
Policyholders’ account balances	7,841	27,390
Other liabilities	98,422	30,410

Net cash flows provided by operating activities	1,008,416	715,658

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	746,213	460,332
Equity securities	45,039	27,014
Maturities and prepayments of fixed maturity securities	565,158	204,767
Cost of purchases, excluding trading account:
Fixed maturity securities	(1,841,372)	(1,366,262)
Equity securities	(144,325)	(187,034)
Other invested securities	(50,752)	—
Change in balances due to/from security brokers	(4,110)	62,482
Net additions to real estate, furniture and equipment	(18,368)	(30,854)
Purchase of subsidiary	—	(2,053)
Other, net	430	(16,034)

Net cash flows used in investing activities	(702,087)	(847,642)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of debt	356,182	—
Repayment and repurchase of debt and trust preferred securities	(65,750)	(8,000)
Cash dividends	(21,836)	(12,982)
Net proceeds from stock options exercised	7,709	7,037
Proceeds from minority shareholder	15,337	—
Other, net	4,061	(1,838)

Net cash flows provided by (used in) financing activities	295,703	(15,783)

Net increase (decrease) in cash and cash equivalents	602,032	(147,767)
Cash and cash equivalents at beginning of year	594,183	534,087

Cash and cash equivalents at end of period	$1,196,215	$386,320

Supplemental disclosure of cash flow information:
Interest paid	$33,493	$29,178

Federal income taxes paid, net	$99,932	$2,647

See accompanying notes to the unaudited consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2003

1. GENERAL

     The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Reclassifications have been made in the 2002 financial statements as originally reported to conform them to the presentation of the 2003 financial statements.

     In the fourth quarter of 2002, the Company modified the presentation of reinsurance assumed from Lloyd’s syndicates to reflect the Company’s share of the reinsurance and brokerage costs paid by the syndicates. Previously, these amounts were netted against assumed premiums. Premiums and expenses for the first three quarters of 2002 were reclassified to conform with this presentation. There was no effect from this change on net income or net income per share.

     The federal and foreign income tax provision has been computed based on the Company’s estimated annual effective tax rate, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

     Basic earnings per share data is based upon the weighted average number of shares outstanding during the period. Diluted earnings per share data reflects the potential dilution that would occur if options granted under employee stock-based compensation plans were exercised and restricted stock units earned were delivered. Per share amounts have been adjusted to reflect the 3-for-2 common stock split effected August 27, 2003.

     In the opinion of management, the financial information reflects all adjustments which are necessary for a fair presentation of financial position and results of operations for the interim periods. Seasonal weather variations affect the severity and frequency of losses sustained by the insurance and reinsurance subsidiaries. Although the effect on the Company’s business of such natural catastrophes as tornadoes, hurricanes, hailstorms and earthquakes is mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.

2. COMPREHENSIVE INCOME

     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$76,469	$40,544	$244,012	$102,314
Other comprehensive income:
Unrealized holding gains (losses) on investments, net of taxes	(26,872)	70,041	(30,152)	87,318
Reclassification for realized gains (losses) included in net income, net of taxes	2,432	733	39,586	(144)

Unrealized investment gains (losses), net of taxes	(24,440)	70,774	9,434	87,174

Currency translation adjustments, net of taxes	4,032	(9,094)	(2,721)	(4,093)

Other comprehensive income (loss)	(20,408)	61,680	6,713	83,081

Comprehensive income	$56,061	$102,224	$250,725	$185,395

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2003

3. STOCK-BASED COMPENSATION

     During the first quarter of 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact to our consolidated financial position, results of operations or cash flows as our adoption of this standard involved disclosures only. Under the prospective method of adoption selected by the Company, the fair value recognition provisions are applied to all employee awards granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income, as reported	$76,469	$40,544	$244,012	$102,314
Add: Stock-based compensation expense included in reported net income, net of tax	7	—	19	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards,
net of tax	(1,171)	(1,133)	(3,561)	(3,400)

Pro forma net income	$75,305	$39,411	$240,470	$98,914

Earnings per share:
Basic — as reported	$.92	$.54	$2.94	$1.36
Basic — pro forma	$.91	$.52	$2.90	$1.32
Diluted — as reported	$.87	$.52	$2.79	$1.30
Diluted — pro forma	$.86	$.51	$2.75	$1.26

     On April 4, 2003, 300,000 Restricted Stock Units (RSU) were awarded to officers of the Company and its subsidiaries. Each RSU represents the right to receive one share of common stock, conditioned on the employee’s satisfying certain requirements outlined in the award agreement. The RSUs vest after five years of continuous employment. The Company determines the cost of the RSUs awarded based on the market value of the stock at the time of the award. The cost is recognized as compensation expense as the units are earned over the vesting period. Compensation expense related to RSUs was $639,000 and $1,278,000 for the third quarter and first nine months of 2003, respectively. The remaining unearned compensation for outstanding RSUs was $11,502,000 as of September 30, 2003.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2003

4. INVESTMENTS

     The cost, fair value and carrying value of fixed maturity securities and equity securities available for sale are as follows (dollars in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair	Carrying
	Cost (a)	Gain	Loss	Value	Value

September 30, 2003
Fixed maturity securities:
Held to maturity	$211,830	$19,771	$(82)	$231,519	$211,830
Available for sale	3,711,401	177,503	(8,397)	3,880,507	3,880,507

Total	$3,923,231	$197,274	$(8,479)	$4,112,026	$4,092,337

Equity securities available for sale	$301,091	$25,073	$(2,176)	$323,988	$323,988

December 31, 2002
Fixed maturity securities:
Held to maturity	$205,856	$21,861	$(107)	$227,610	$205,856
Available for sale	3,129,993	184,751	(9,078)	3,305,666	3,305,666

Total	$3,335,849	$206,612	$(9,185)	$3,533,276	$3,511,522

Equity securities available for sale	$202,388	$8,232	$(6,248)	$204,372	$204,372

(a) Adjusted as necessary for amortization of premium or discount

5. REINSURANCE CEDED

     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Ceded premiums earned:
Aggregate reinsurance agreement:
Individual losses	$35,151	$32,612	$94,920	$71,784
Aggregate losses	5,000	6,250	15,000	18,750

Total	40,151	38,862	109,920	90,534

Other reinsurance contracts	104,722	71,864	286,482	221,841

Total	$144,873	$110,726	$396,402	$312,375

Ceded losses incurred:
Aggregate reinsurance agreement:
Individual losses	$33,215	$10,093	$80,144	$32,070
Aggregate losses	9,000	11,250	27,000	33,750

Total	42,215	21,343	107,144	65,820

Other reinsurance contracts	70,156	50,241	173,311	130,605

Total	$112,371	$71,584	$280,455	$196,425

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2003

5. REINSURANCE CEDED (continued)

     Effective January 1, 2001, the Company entered into a multi-year aggregate reinsurance agreement that provides two types of reinsurance coverage. The first type of coverage provides protection for individual losses on an excess of loss or quota share basis, as specified for each class of business covered by the agreement. The second type of coverage provides aggregate accident year protection for the Company’s reinsurance segment for loss and loss adjustment expenses incurred above a certain level. Loss recoveries are subject to annual limits and an aggregate limit over the contract period. The agreement contains a profit sharing provision under which the Company can recover a portion of premiums paid to the reinsurer if certain profit conditions are met. Based on its estimate of expected profits under the contract, the Company accrued return premiums of $14 million and $37 million for the third quarter and first nine months of 2003, respectively. No accrued return premiums were recorded during the first nine months of 2002.

     Certain of the Company’s reinsurance agreements, including the aggregate reinsurance agreement, are structured on a funds held basis, whereby the Company retains some or all of the ceded premiums in a separate account that is used to fund ceded losses as they become due from the reinsurance company. Interest is credited to reinsurers for funds held on their behalf at rates ranging from 7.0% to 8.9% of the account balances, as defined under the agreements. Interest credited to reinsurers, which is reported as a reduction of net investment income, was $9 million and $25 million for the third quarter and first nine months of 2003, respectively, and $5 million and $14 million for the corresponding 2002 periods. As of September 30, 2003 and December 31, 2002, funds held by the Company under the aggregate reinsurance agreement exceeded the amount recoverable from the reinsurer for losses and loss adjustment expenses.

6. INDUSTRY SEGMENTS

     The Company’s operations are presently conducted through five segments of the insurance business: specialty lines of insurance; alternative markets; reinsurance; regional property casualty insurance; and international. The specialty segment’s business is principally within the excess and surplus lines, professional liability, commercial transportation and surety markets. The Company’s alternative markets segment offers workers’ compensation insurance on an excess and primary basis and provides fee-based services to help clients develop and administer self-insurance programs. The Company’s reinsurance segment specializes in underwriting property casualty reinsurance on both a treaty and facultative basis. The regional property casualty insurance segment provides commercial property casualty insurance products. The international segment offers personal and commercial property casualty insurance in Argentina and savings and life products in the Philippines. During 2001, the Company discontinued its regional personal lines business and the alternative markets division of its reinsurance segment. These discontinued businesses are reported collectively as a separate business segment.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Realized investment and foreign currency gains and losses are not allocated to the segments. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate. Summary financial information about the Company’s operating segments is presented in the following table. Income (loss) before income taxes by segment consists of revenues less expenses related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2003

6. INDUSTRY SEGMENTS (continued)

	Revenues

	Earned	Investment			Pre-Tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income (Loss)	Income (Loss)

For the three months ended September 30, 2003:
Specialty	$297,574	$18,237	$—	$315,811	$47,410	$31,092
Alternative Markets	101,660	9,675	25,475	136,810	18,689	12,364
Reinsurance	198,145	12,678	—	210,823	17,154	11,780
Regional	222,389	10,788	—	233,177	40,905	27,377
International	15,812	1,711	—	17,523	1,887	1,917
Discontinued Business	—	—	—	—	—	—
Corporate and eliminations	—	(1,411)	226	(1,185)	(21,393)	(10,493)
Realized gains	—	—	3,423	3,423	3,423	2,432

Consolidated	$835,580	$51,678	$29,124	$916,382	$108,075	$76,469

For the three months ended September 30, 2002:
Specialty (1)	$200,699	$14,126	$—	$214,825	$34,097	$22,179
Alternative Markets	61,077	9,759	22,040	92,876	16,880	11,232
Reinsurance (1)	99,167	10,883	(4)	110,046	6,729	189
Regional	183,424	11,723	—	195,147	26,736	15,947
International	14,967	1,502	—	16,469	(2,241)	(1,102)
Discontinued Business	9,137	801	—	9,938	(3,282)	(2,133)
Corporate and eliminations	—	(478)	620	142	(20,014)	(6,501)
Realized gains	—	—	628	628	628	733

Consolidated	$568,471	$48,316	$23,284	$640,071	$59,533	$40,544

	Revenues

	Earned	Investment			Pre-Tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income (Loss)	Income (Loss)

For the nine months ended September 30, 2003:
Specialty	$810,534	$50,366	$—	$860,900	$150,707	$99,444
Alternative Markets	290,916	28,738	76,854	396,508	63,053	41,844
Reinsurance	557,254	38,896	—	596,150	37,283	25,741
Regional	634,683	32,940	—	667,623	107,171	71,220
International	48,787	4,792	—	53,579	4,889	3,487
Discontinued Business	—	—	—	—	—	—
Corporate and eliminations	—	(1,873)	1,359	(514)	(69,588)	(37,310)
Realized gains	—	—	60,506	60,506	60,506	39,586

Consolidated	$2,342,174	$153,859	$138,719	$2,634,752	$354,021	$244,012

For the nine months ended September 30, 2002:
Specialty (1)	$525,174	$38,552	$—	$563,726	$89,972	$58,424
Alternative Markets	157,901	27,720	62,882	248,503	44,861	30,097
Reinsurance (1)	246,005	31,567	(6)	277,566	17,555	10,546
Regional	512,067	32,930	—	544,997	67,736	40,437
International	74,357	3,665	(2)	78,020	(2,775)	(2,442)
Discontinued Business	44,121	3,817	—	47,938	(7,936)	(5,158)
Corporate and eliminations	—	(1,219)	1,219	—	(59,108)	(29,446)
Realized losses	—	—	(2,858)	(2,858)	(2,858)	(144)

Consolidated	$1,559,625	$137,032	$61,235	$1,757,892	$147,447	$102,314

(1)	During the first quarter of 2003, management responsibility and financial reporting for Vela Insurance Services, Inc., an excess and surplus lines underwriting manager, were transferred from the reinsurance segment to the specialty segment. Segment results for the prior period were restated to reflect this change.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2003

6. INDUSTRY SEGMENTS (continued)

     Identifiable assets by segment are as follows (dollars in thousands):

	September 30,	December 31,
	2003	2002

Specialty	$3,051,890	$2,271,105
Alternative Markets	1,451,954	1,197,977
Reinsurance	3,161,981	2,431,429
Regional	1,932,837	1,590,913
International	149,849	126,528
Discontinued Business	142,795	162,754
Corporate other and eliminations	(1,015,970)	(749,383)

Consolidated	$8,875,336	$7,031,323

7. W. R. BERKLEY INSURANCE (EUROPE), LIMITED

     In July 2003, the Company formed a new consolidated subsidiary, W. R. Berkley Insurance (Europe), Limited (“WRBIEL”), a United Kingdom authorized insurance company. WRBIEL was initially capitalized through a holding company structure with $76 million of equity and $59 million of 7.65% notes due June 2023. The Company and Kiln plc own 80% and 20%, respectively, of the equity and debt of WRBIEL. Kiln plc’s share of equity and debt of WRBIEL are reported as minority interest and debt, respectively, on the Company’s consolidated balance sheet. At September 30, 2003, the minority interest and debt related to WRBIEL were $15,346,000 and $11,747,000, respectively. The Company acquired a 20.1% interest in Kiln plc, a U.K. insurance and reinsurance business, in 2002.

8. DEBT

     In September 2003, the Company issued $150 million aggregate principal amount of 5.125% senior notes due September 2010. The notes were issued at 99.216% of their face value amount and the net proceeds to the Company after expenses were $147,752,000.

     In February 2003, the Company issued $200 million aggregate principal amount of 5.875% senior notes due February 2013. The notes were issued at 99.07% of their face value amount and the net proceeds to the Company after expenses were $196,683,000.

     During, the first quarter of 2003, the Company repaid $35,793,000 of 6.5% senior subordinated notes and $25,000,000 of 6.71% senior notes upon their respective maturities.

9. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

     The Company’s subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company’s estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

     During the third quarter of 2003, two arbitration hearings in which subsidiaries of the Company were involved were completed. The Company recorded an increase in reserves for loss and loss expenses during the third quarter of 2003 of $15 million, which represents the excess of the Company’s estimate of the ultimate cost of the disposition of these matters over amounts previously accrued.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2003

10. ACCOUNTING CHANGES

     In the second quarter of 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides accounting and disclosure rules for variable interest entities. A variable interest entity is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 requires disclosures for entities that have either a primary or significant variable interest in a variable interest entity, which clarifies controlling interest. The adoption of Interpretation 46 did not have any impact on the Company’s results of operations or financial condition.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. One requirement under the Statement is that trust preferred securities are to be presented as liabilities. The Company elected to adopt Statement 150 in the second quarter of 2003, and accordingly, trust preferred securities have been reclassified to liabilities in the accompanying consolidated balance sheet. There was no impact from the adoption of Statement 150 on the consolidated statement of operations.

11. SAFE HARBOR STATEMENT

     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2003 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the ultimate results of various pending legal and arbitration proceedings, the increased level of our retention, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment results and potential impairment of invested assets, exchange rate and political risks, legislative and regulatory developments, changes in the ratings assigned to us by ratings agencies, our exposure for terrorist acts, the availability of dividends from our insurance company subsidiaries, our successful integration of acquired companies or investment in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2003 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Critical Accounting Policies

     The notes to the Company’s financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, discuss its significant accounting policies. Management considers certain of these policies to be critical to the portrayal of the Company’s financial condition and results since they require management to establish estimates based on complex and subjective judgments, often including the interplay of specific uncertainties with related accounting measurements.

Reserves for losses and loss expenses. In the property casualty insurance industry, significant periods of time may elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer’s payment of that loss. To recognize liabilities for unpaid losses, either known or unknown, insurers establish reserves, which is a balance sheet account representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Our loss reserves reflect our best estimates of the cost of settling all such claims.

     In general, when a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis which provide for losses incurred but not yet reported to the insurer, potential inadequacy of case reserves, the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process, and a provision for potentially uncollectible reinsurance. Reserves are established based upon the then current legal interpretation of coverage provided.

     In examining reserve adequacy, several factors are considered in addition to the economic value of losses. These factors include historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. The actuarial process relies on the basic assumption that past experience, adjusted judgmentally for the effects of current developments and anticipated trends, is an appropriate basis for predicting future outcomes. Reserve amounts are necessarily based on management’s informed estimates and judgments using data currently available. As additional experience and other data become available and are reviewed, these estimates and judgments are revised. This may result in increases or decreases to reserves for insured events of prior years. The reserving process implicitly recognizes the impact of inflation and other factors affecting loss costs by taking into account historical claim patterns and perceived trends.

     Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties which are beyond the Company’s control. The variables described above are affected by both internal and external events, such as inflation, judicial and litigation trends, reinsurance coverage and legislative changes.

     The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made. In periods with increased economic volatility, it becomes more difficult to accurately predict claim costs. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, the Company cannot assure that its current reserves will prove adequate in light of subsequent events. Should the Company need to increase its reserves, its pre-tax income for the period would decrease by a corresponding amount.

     Net losses and loss expenses for the nine months ended September 30, 2003 and the year ended December 31, 2002 included increases in estimates for claims occurring in prior years of $175,000,000 and $174,000,000, respectively. The Company, along with the property casualty insurance industry in general, has experienced higher than expected loss costs for certain business written from 1998 to 2001. Following is a summary of the increases in estimates for claims occurring in prior years for the indicated periods (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2003	December 31, 2002

Reserves for losses and loss expenses at beginning of 2003 and 2002, respectively	$3,168,000	$2,764,000

Increase in estimates for claims occurring in prior years, net of reinsurance:
Casualty reinsurance	$47,000	$47,000
Excess and surplus lines	48,000	30,000
Workers’ compensation	22,000	40,000
Professional liability	28,000	31,000
Fidelity and surety reinsurance	14,000	14,000
Other	16,000	12,000

Total	$175,000	$174,000

     In 2002 and 2003, the Company increased its estimates of the ultimate loss costs for casualty reinsurance risks written between 1998 and 2001 primarily as a result of higher than expected claims reported by ceding companies. Approximately half the increase in estimates for claims occurring in prior years that was recognized in 2003 related to several large accounts. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as additional information becomes available. As certain large contracts have matured, the Company has adjusted its loss estimates upward to reflect the known loss experience and has revised its expectations regarding the level of ultimate losses to reflect a higher level of known losses as well as a pattern of delayed loss reporting by some ceding companies. The Company analyzes its treaty reinsurance business and sets reinsurance reserves each quarter on a treaty-by-treaty basis, rather than in the aggregate for the entire reinsurance business. The Company believes this method provides a better estimate of required reserves, as the Company is able to promptly identify changes in underlying trends experienced by individual ceding companies and adjust its reserves as necessary.

     The Company increased its estimates of ultimate costs for excess and surplus lines casualty business written in prior years to recognize certain recently identified trends in the development of losses and loss expenses. These trends include a substantial increase in legal expenses incurred in the defense of claims, in particular for claims with multiple claimants in multiple states. For some policies, the obligation to defend has caused the Company to incur aggregate legal expenses in excess of policy limits, which was unanticipated in both pricing and reserving these exposures. In addition, the Company identified certain recent changes in the claims reporting pattern that suggest that claim costs are emerging over a longer period of time and at a higher level than in the past. Prior year ultimate loss ratios were adjusted upwards to recognize the estimated impact of such trends.

     Ultimate loss costs for workers’ compensation business written in prior years were impacted by a substantial increase in medical cost inflation. This resulted principally from increased utilization of the health care system by injured workers and more expensive and higher usage of prescription drugs. The impact of the increased medical cost trends is especially significant to the excess workers’ compensation business because of the higher severity of claims and longer time period over which claims are paid.

     The increase in estimated ultimate loss costs for professional liability business written in prior years relates primarily to lawyers professional liability, liability coverage for senior living centers and employment practices liability. These lines have experienced a higher level of claim frequency and severity and a longer reporting pattern than anticipated when initial loss reserves were established. These lines also have a high incidence of litigated claims, and the reporting patterns have lengthened due to a more protracted and complex litigation environment.

     The increase in estimated ultimate loss costs for fidelity and surety reinsurance reflects the settlement of several large surety claims during 2002 and 2003, including arbitration resolutions. In addition, the Company has reserved for certain claims relating to financial guarantee exposures that were not intended to be covered under the Company’s reinsurance policies.

     To date, known environmental and asbestos claims have not had a material impact on the Company’s operations. These claims have not materially impacted the Company because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental and asbestos exposures.

Results of Operations for the First Nine Months of 2003 Compared to the First Nine Months of 2002

General. The Company analyzes the results of its operations in four components – underwriting, investing, insurance services and other expenses.

     Underwriting represents the revenues and expenses associated with primary insurance and reinsurance property and casualty risks. The standard industry measurement of underwriting performance is underwriting gain or loss, which represents the profit or loss from underwriting activities without consideration of investment results. Underwriting gain or loss is equal to premiums earned less loss and loss expenses and underwriting expenses. The Company conducts and analyzes its underwriting activities by business segment.

     Investing activities include interest and dividends received, gains and losses from the sale or disposition of investments and the Company’s share of undistributed earnings of affiliates. The Company manages and analyzes the results of its investing activities on an overall basis.

     Insurance services represent the revenues and expenses associated with the Company’s non-risk bearing business, which manages alternative risk management programs and self-insurance pools for businesses, governments and non-profit entities. Insurance service profits represent insurance service fees less insurance service operating costs and expenses.

     Other expenses represent interest expense, corporate expenses, foreign currency gains and losses and other miscellaneous income and expenses.

     Following are the components of net income for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002

Underwriting	$194,751	$61,358
Investing	215,519	135,220
Insurance services	15,528	12,939
Other expenses	(71,777)	(62,070)

Income before income taxes and minority interest	354,021	147,447
Income taxes	(107,960)	(51,255)
Minority interest	(2,049)	6,122

Net income	$244,012	$102,314

Underwriting. Following is a summary of underwriting results for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Gross premiums written	$3,180,248	$2,326,823	37%
Net premiums written	2,707,193	1,923,078	41%
Premiums earned	2,342,174	1,559,625	50%
Loss and loss expenses	1,491,244	1,015,879	47%
Underwriting expenses	656,179	482,388	36%

Underwriting income	194,751	61,358

Loss ratio (1)	63.7%	65.1%
Expense ratio (2)	28.0%	30.9%
Combined ratio	91.7%	96.0%

     (1) Represents losses and loss expenses incurred expressed as a percentage of premiums earned.
     (2) Represents underwriting expenses expressed as a percentage of premiums earned.

     The Company conducts and analyzes its underwriting activities by business segment. Additional information for each business segment follows.

Specialty. The specialty segment provides insurance products and services principally to the excess and surplus lines, professional liability, commercial transportation and surety markets. Following is a summary of underwriting results for the specialty segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Gross premiums written	$1,057,027	$744,325	42%
Net premiums written	958,062	654,751	46%
Premiums earned	810,534	525,174	54%
Loss and loss expenses	511,804	331,240	55%
Underwriting expenses	198,204	142,514	39%

Underwriting income	100,526	51,420

Loss ratio	63.1%	63.1%
Expense ratio	24.5%	27.1%
Combined ratio	87.6%	90.2%

     Net premiums written in 2003 increased by 46% compared with 2002 as a result of higher prices as well as new business. Net premiums written increased 43% for the Company’s three excess and surplus lines companies, 33% for commercial transportation business and 40% for Monitor Liability Managers, Inc., which specializes in directors’ and officers’ and lawyers professional liability business. Net premiums written in 2003 also include $19 million from the Company’s new medical excess underwriting unit, Berkley Medical Excess Underwriters, LLC and $21 million from the Company’s new London based unit concentrating on professional liability, W. R. Berkley Insurance (Europe), Limited.

     The 2003 loss ratio was unchanged as higher prices, more favorable terms and conditions and lower reinsurance costs were offset by an increase in prior year reserves, including the estimated ultimate cost of the disposition of an arbitration matter. The 2003 expense ratio decreased by 2.6 percentage points to 24.5% as a result of a 54% increase in earned premiums with no significant increase in expenses other than commissions and premium taxes.

Alternative Markets The alternative markets segment offers workers’ compensation insurance on an excess and primary basis. The Company also provides fee-based services to help clients develop and administer self-insurance programs (see Insurance Services). Following is a summary of underwriting results for the alternative markets segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Gross premiums written	$429,077	$248,803	72%
Net premiums written	355,593	215,771	65%
Premiums earned	290,916	157,901	84%
Loss and loss expenses	199,849	105,796	89%
Underwriting expenses	72,280	47,899	51%

Underwriting income	18,787	4,206

Loss ratio	68.7%	67.0%
Expense ratio	24.8%	30.3%
Combined ratio	93.5%	97.3%

     Net premiums written in 2003 increased by 65% compared with 2002. The increase reflects higher prices as well as an increase in policies in-force for both primary and excess workers’ compensation business.

     The 2003 loss ratio increased 1.7 percentage points to 68.7% primarily as a result of an increase in loss costs. The Company discounts its liabilities for excess workers’ compensation business because of the long period of time over which losses are paid. The increase in the loss ratio in 2003 reflects a lower discount rate for current year business. The expense ratio decreased by 5.5 percentage points to 24.8% due to an 84% increase in premiums earned with no significant increase in expenses other than commissions and premium taxes.

Reinsurance. The Company’s reinsurance segment specializes in underwriting property casualty reinsurance on both a treaty and facultative basis. Following is a summary of underwriting results for the reinsurance segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Gross premiums written	$768,165	$526,757	46%
Net premiums written	635,065	408,521	55%
Premiums earned	557,254	246,005	127%
Loss and loss expenses	394,360	178,789	121%
Underwriting expenses	164,462	79,477	107%

Underwriting loss	(1,568)	(12,261)

Loss ratio	70.8%	72.7%
Expense ratio	29.5%	32.3%
Combined ratio	100.3%	105.0%

     Net premiums written in 2003 increased by 55% compared with 2002 as a result of higher prices and new business. Net premiums written increased 109% to $193 million for facultative reinsurance, 27% to $166 million for reinsurance of certain Lloyd’s syndicates, 77% to $250 million for standard treaty business and decreased 32% to $23 million for Berkley Underwriting Partners, LLC. The increase in facultative net premiums written in 2003 includes $40 million from the Company’s new direct facultative underwriting unit, B F Re Underwriters, LLC. Premiums earned in 2003 increased 127% compared with 2002, as a result of substantial growth in net written premiums during 2002 and 2003.

     The 2003 loss ratio decreased 1.9 percentage points to 70.8%. The decrease reflects the improved results for the current accident year as a result of higher prices for both treaty and facultative risks which was partially offset by the impact of adverse reserve development on prior years. The 2003 and 2002 underwriting results also reflect loss recoveries under the Company’s aggregate reinsurance agreement. (See Note 5 of “Notes to Consolidated Financial Statements”.) The 2003 expense ratio decreased 2.8 percentage points to 29.5% primarily as a result of a shift in the mix of business and increased volume.

Regional. The regional property casualty insurance segment principally provides commercial property casualty insurance products. Following is a summary of underwriting results for the regional segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Gross premiums written	$871,962	$711,217	23%
Net premiums written	707,930	575,716	23%
Premiums earned	634,683	512,067	24%
Loss and loss expenses	359,782	313,172	15%
Underwriting expenses	200,670	164,089	22%

Underwriting income	74,231	34,806

Loss ratio	56.7%	61.2%
Expense ratio	31.6%	32.0%
Combined ratio	88.3%	93.2%

     Net premiums written in 2003 increased by 23% compared with 2002. The increase generally reflects higher prices across all four regional units. The 2003 loss ratio decreased by 4.5 percentage points to 56.7% primarily as a result of higher prices in 2002 and 2003. Weather-related losses for the regional segment were $35 million in 2003 compared with $34 million in 2002.

International. The international segment offers personal and commercial property casualty insurance in Argentina and savings and life products in the Philippines. Following is a summary of underwriting results for the international segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Gross premiums written	$54,017	$73,236	(26)%
Net premiums written	50,543	65,359	(23)%
Premiums earned	48,787	74,357	(34)%
Loss and loss expenses	25,449	44,154	(42)%
Underwriting expenses	20,563	35,263	(42)%

Underwriting income (loss)	2,775	(5,060)

Loss ratio	52.2%	59.4%
Expense ratio	42.1%	47.4%
Combined ratio	94.3%	106.8%

     Net premiums written in 2003 decreased by 23% compared with 2002. The decrease was the result of the withdrawal from life insurance business in Argentina and of lower exchange rates for the Argentine peso in 2003. The combined ratio decreased 12.5 percentage points to 94.3% as a result of a reduction in costs relating to the withdrawal from life insurance business in Argentina and of improvement in underwriting results for the Argentine property casualty business.

Discontinued. The discontinued segment consists of regional personal lines and alternative markets assumed reinsurance, both of which were discontinued in 2001 in order to focus on lines of business in which we expect to be able to achieve higher returns. Following is a summary of underwriting results for the discontinued segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002

Gross premiums written	$—	$22,485
Net premiums written	—	2,960
Premiums earned	—	44,121
Loss and loss expenses	—	42,728
Underwriting expenses	—	13,146

Underwriting loss	—	(11,753)

     The personal lines and alternative markets assumed reinsurance business were discontinued in 2001.

Investing. Following is a summary of investing activity for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Net investment income	$153,859	$137,032	12%
Realized investment gains (losses)	61,660	(1,812)

Total investing	215,519	135,220

Average invested assets	5,087,001	3,754,511	35%
Annualized effective yield (1)	4.7%	5.4%
Change in unrealized gains	12,281	149,157

(1)	Represents net investment income (before interest in funds held) expressed as a percentage of average invested assets.

     Net investment income in 2003 increased 12% compared with 2002. Average invested assets increased 35% compared with 2002 as a result of cash flow from operations and of the proceeds from a secondary stock offering in 2002 and debt offerings in 2003. The average yield on investments was 4.7% in 2003 compared with 5.4% in 2002. The lower yield in 2003 reflects the decrease in general interest rate levels as well as an increase in the portion of the portfolio invested in cash and cash equivalents and tax-exempt securities.

     The carrying value of the Company’s investment portfolio as of September 30, 2003 and September 30, 2002 is as follows (dollars in thousands):

	September 30, 2003	December 31, 2002

Cash and cash equivalents	$1,196,215	$594,183
Fixed maturities	4,092,337	3,511,522
Equity securities available for sale	323,988	204,372
Trading account (1)	314,542	306,836
Other investments	103,909	46,187
Due to brokers and clearing organizations	(4,253)	—

Total	$6,026,738	$4,663,100

(1)	Represents trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account equity securities sold but not yet purchased.

     At September 30, 2003, as compared with December 31, 2002, the fixed maturity portfolio mix was as follows: U.S. Government securities were 14% (20% in 2002); state and municipal securities were 44% (29% in 2002); corporate securities were 13% (19% in 2002); mortgage-backed securities were 24% (27% in 2002); and foreign bonds were 5% in 2003 and 2002.

     Realized investment and foreign currency gains of $61 million resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in municipal securities.

Insurance Services. Following is a summary of insurance services results for the alternative markets segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Service revenues	$76,854	$62,882	22%
Service expenses	(61,326)	(49,943)	23%

Service income before taxes	$15,528	$12,939	20%

     Service revenues in 2003 increased 22% compared with 2002 primarily as a result of an increase in service fees for managing assigned risk plans in ten states. Service income before taxes increased 20% compared with 2002 due to increasing revenues.

Other Expenses. Following is a summary of other expenses for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Interest	$39,193	$34,058	15%
Corporate	31,430	26,966	17%
Foreign currency losses	1,154	1,046

Total	$71,777	$62,070

     The increase in interest expense was a result of the issuance of $200 million 5.875% senior notes in February 2003 and $150 million 5.125% senior notes September 2003. The increase in corporate expenses reflects higher compensation costs including accruals for incentive compensation.

Income taxes. The effective income tax rate was 30% in 2003 and 35% in 2002. The effective tax rate in 2003 differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Operating Results for the Third Quarter of 2003 Compared to the Third Quarter of 2002

     The Company reported net income of $76 million, or $.87 per share, for the three months ended September 30, 2003 compared with $41 million, or $.52 per share, for the corresponding 2002 period. Following are the components of net income for the three months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002

Underwriting	$69,540	$25,286
Investing	55,061	49,928
Insurance services	4,877	5,955
Other expenses	(21,403)	(21,636)

Income before income taxes and minority interest	108,075	59,533
Income taxes	(30,744)	(19,470)
Minority interest	(862)	481

Net income	76,469	40,544

Underwriting. Following is a summary of underwriting results for the three months ended September 30, 2003 and 2002 (dollars in thousands):

Total	2003	2002	% Change

Gross premiums written	$1,106,280	$821,612	35%
Net premiums written	939,677	687,990	37%
Premiums earned	835,580	568,471	47%
Loss and loss expenses	533,201	368,763	45%
Underwriting expenses	232,839	174,422	33%

Underwriting income	69,540	25,286

Loss ratio	63.8%	64.9%
Expense ratio	27.9%	30.7%
Combined ratio	91.7%	95.6%

Specialty
Gross premiums written	$386,785	$273,394	41%
Net premiums written	350,278	242,558	44%
Premiums earned	297,574	200,699	48%
Loss and loss expenses	195,745	129,063	52%
Underwriting expenses	72,471	51,665	40%

Underwriting income	29,358	19,971

Loss ratio	65.8%	64.3%
Expense ratio	24.4%	25.7%
Combined ratio	90.2%	90.0%

Alternative Markets
Gross premiums written	$157,400	$102,763	53%
Net premiums written	127,688	89,134	43%
Premiums earned	101,660	61,077	66%
Loss and loss expenses	71,672	40,447	77%
Underwriting expenses	25,851	19,464	33%

Underwriting income	4,137	1,166

Loss ratio	70.5%	66.2%
Expense ratio	25.4%	31.9%
Combined ratio	95.9%	98.1%

Reinsurance
Gross premiums written	$262,411	$184,025	43%
Net premiums written	213,189	143,822	48%
Premiums earned	198,145	99,167	100%
Loss and loss expenses	137,190	72,348	90%
Underwriting expenses	56,479	30,389	86%

Underwriting income (loss)	4,476	(3,570)

Loss ratio	69.2%	73.0%
Expense ratio	28.5%	30.6%
Combined ratio	97.7%	103.6%

Regional
Gross premiums written	$282,133	$236,212	19%
Net premiums written	231,951	199,358	16%
Premiums earned	222,389	183,424	21%
Loss and loss expenses	120,430	107,793	12%
Underwriting expenses	71,842	60,618	19%

Underwriting income	30,117	15,013

Loss ratio	54.2%	58.8%
Expense ratio	32.3%	33.0%
Combined ratio	86.5%	91.8%

International	2003	2002	% Change

Gross premiums written	$17,551	$13,045	35%
Net premiums written	16,571	13,103	26%
Premiums earned	15,812	14,967	6%
Loss and loss expenses	8,164	9,290	(12)%
Underwriting expenses	6,196	8,888	(30)%

Underwriting income (loss)	1,452	(3,211)

Loss ratio	51.6%	62.1%
Expense ratio	39.2%	59.4%
Combined ratio	90.8%	121.5%

Discontinued	2003	2002

Gross premiums written	$—	$12,173
Net premiums written	—	15
Premiums earned	—	9,137
Loss and loss expenses	—	9,822
Underwriting expenses	—	3,398

Underwriting loss	—	(4,083)

     Net premiums written in 2003 increased 37% as a result of price increases and new business as discussed above. The 2003 loss ratio decreased by 1.1 percentage points to 63.8% as a result of higher prices and more favorable terms and conditions for current business as discussed above. The 2003 expense ratio decreased 2.8 percentage points to 27.9% as a result of a 47% increase in earned premiums compared with a 33% increase in underwriting expenses.

Investing. Following is a summary of investing for the three months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Net investment income	$51,678	$48,316	7%
Realized investment gains	3,383	1,612

Total investing	55,061	49,928

Average invested assets	5,526,246	3,934,023	40%
Annualized effective yield	4.4%	5.5%
Change in unrealized gains	(39,218)	134,149

     Net investment income in 2003 increased 7% compared with 2002. Average invested assets increased 40% compared with 2002 as a result of cash flow from operations and of the proceeds from a secondary stock offering in 2002 and debt offerings in 2003. The average yield on investments was 4.4% in 2003 compared with 5.5% in 2002. The lower yield in 2003 reflects the decrease in general interest rate levels as well as an increase in the portion of the portfolio invested in cash and cash equivalents and municipal securities.

     Realized investment and foreign currency gains of $3 million resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in municipal securities.

Insurance Services. Following is a summary of insurance services results for the alternative markets segment for the three months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Service revenues	$25,910	$20,816	24%
Service expenses	(21,033)	(14,861)	42%

Service income before taxes	4,877	5,955	(18)%

     Service revenues in 2003 increased 24% compared with 2002 primarily as a result of an increase in service fees for managing assigned risk plans in ten states.

Other Expenses. Following is a summary of other expenses for the three months ended September 30, 2003 and 2002 (dollars in thousands):

	2003	2002	% Change

Interest	$13,825	$11,593	19.3%
Corporate	7,618	9,059	(15.9)%
Foreign currency (gains) losses	(40)	984

Total	21,403	21,636

     The increase in interest expense was a result of the issuance of $200 million 5.875% senior notes in February 2003 and $150 million 5.125% senior notes in September 2003. The decrease in corporate expenses reflects lower compensation costs including a reduction of $2.2 million in the accrual for deferred compensation cost recorded in prior years.

Income taxes. The effective income tax rate was 28% in 2003 and 33% in 2002. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Financing Activity

     In February 2003, the Company issued $200 million aggregate principal amount of 5.875% senior notes due February 2013. In September 2003, the Company issued $150 million aggregate principal amount of 5.125% Senior Notes due September 2010. In July 2003, a subsidiary of the Company issued $12 million aggregate principal amount of 7.65% notes due June 2023.

     During the first quarter of 2003, the Company repaid $35,793,000 of 6.5% senior subordinated notes and $25,000,000 of 6.71% senior notes upon their respective maturities. During the second quarter of 2003, the Company purchased $4,957,000 (carrying value) of its trust preferred securities.

     At September 30, 2003, the Company’s outstanding debt was $667 million (face amount). The maturities of the debt are $40 million in 2005, $100 million in 2006, $89 million in 2008, $150 million in 2010, $200 million in 2013, $76 million in 2022 and $12 million in 2023. The Company also has $195 million (face amount) of trust preferred securities that mature in 2045.

     At September 30, 2003, stockholders’ equity was $1,578 million and total capitalization (stockholders’ equity, debt and trust preferred securities) was $2,431 million. The percentage of the Company’s capital attributable to debt and trust preferred securities was 35% at September 30, 2003 compared with 30% at December 31, 2002.

     For background information concerning the Company’s Liquidity and Capital Resources, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company’s investment portfolio as a result of fluctuations in prices, interest rates and currency exchange rates. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

     The duration of the investment portfolio declined from approximately 4.8 years at December 31, 2002 to 4.6 years at September 30, 2003. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2002.

Item 4. Controls and Procedures

     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The Company’s subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company’s estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

     During the third quarter of 2003, two arbitration hearings in which subsidiaries of the Company were involved and each of which concerned coverage issues were completed. One such matter, involving Firemen’s Fund Insurance Company and Berkley Insurance Company, was decided by a final award dated August 13, 2003. The other arbitration was between Everest Reinsurance Company and Admiral Insurance Company and a final decision dated October 1, 2003 and a final award dated November 5, 2003 have been rendered. As a result of these decisions, the Company recorded an increase in reserves for loss and loss expenses during the third quarter of 2003 of $15 million, which represents the excess of the Company’s estimate of the ultimate cost of the disposition of these matters over amounts previously accrued.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number

(4.1)	Senior Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 5.125% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 31, 2003)

(4.2)	Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a)

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a)

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     During the quarter ended September 30, 2003, the Company filed the following Reports on Form 8-K:

     Report dated July 25, 2003 with respect to the press release of the Company relating to the announcement of the Company’s results of operations for the second quarter of 2003 (under Item 9, for information required by Item 12, of Form 8-K).

     Report dated August 5, 2003 with respect to the press release of the Company relating to the announcement of a 3-for-2 common stock split to be paid in the form of a stock dividend on August 27, 2003 to holders of record on August 18, 2003, as well as the payment of a regular quarterly cash dividend in the amount of $.07 per share on October 1, 2003 to holders of record on September 19, 2003 (under Item 5 of Form 8-K).

     Report dated September 9, 2003 with respect certain exhibits filed in connection with the Prospectus Supplement dated September 9, 2003 to the Prospectus dated June 7, 2002, filed as part of the Registration Statement on Form S-3 (Registration No. 333-88920; declared effective on June 7, 2002) filed by the Company with the Securities and Exchange Commission covering Debt Securities issuable under an Indenture relating Senior Debt Securities, to be dated as of September 12, 2003, between the Company and The Bank of New York, as trustee (the “Trustee”) (under Item 5 of Form 8-K).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: November 14, 2003	/s/ WILLIAM R. BERKLEY

William R. Berkley Chairman of the Board and Chief Executive Officer

Date: November 14, 2003	/s/ EUGENE G. BALLARD

Eugene G. Ballard Senior Vice President, Chief Financial Officer and Treasurer