Form 10-Q/A
period 2003-09-30
BERKLEY W R CORP
filed 2003-12-23
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)

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

                         Commission File Number 1-15202

                            W. R. BERKLEY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-1867895
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

475 Steamboat Road, Greenwich, Connecticut                          06830
------------------------------------------                        ----------
 (Address of principal executive offices)                         (Zip Code)

                                 (203) 629-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

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

Number of shares of common stock, $.20 par value, outstanding as of December 15, 2003: 83,474,178

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   W. R. Berkley Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                            September 30,     December 31,
                                                                                2003              2002
                                                                            -------------     ------------
                                                                             (Unaudited)
Assets
Investments:
  Cash and cash equivalents                                                 $   1,196,215     $    594,183
  Fixed maturity securities                                                     4,092,337        3,511,522
  Equity securities available for sale                                            323,988          204,372
  Equity securities trading account                                               230,843          165,642
  Other investments                                                               103,909           46,187
                                                                            -------------     ------------
      Total investments                                                         5,947,292        4,521,906
                                                                            -------------     ------------
Premiums and fees receivable                                                      986,679          822,060
Due from reinsurers                                                               774,843          734,687
Accrued investment income                                                          48,958           46,334
Prepaid reinsurance premiums                                                      257,127          164,284
Deferred policy acquisition costs                                                 396,311          308,200
Real estate, furniture & equipment at cost, less accumulated depreciation         141,198          135,488
Deferred federal and foreign income taxes                                          34,933           20,585
Goodwill                                                                           59,021           59,021
Account receivable from brokers and clearing organizations                        163,727          177,309
Other assets                                                                       65,247           41,449
                                                                            -------------     ------------
      Total assets                                                          $   8,875,336     $  7,031,323
                                                                            =============     ============

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for losses and loss expenses                                     $   3,863,152     $  3,167,925
  Unearned premiums                                                             1,848,818        1,390,246
  Due to reinsurers                                                               178,559          184,912
  Securities sold but not yet purchased                                            80,028           36,115
  Policyholders' account balances                                                  50,548           42,707
  Other liabilities                                                               386,083          294,334
  Debt                                                                            658,933          362,985
  Trust preferred securities                                                      193,325          198,251
                                                                            -------------     ------------
      Total liabilities                                                         7,259,446        5,677,475
                                                                            -------------     ------------

Minority interest                                                                  37,444           18,649
Stockholders' equity:
  Preferred stock, par value $.10 per share:
    Authorized 5,000,000 shares; issued and outstanding - none                         --               --
  Common stock, par value $.20 per share:
   Authorized 150,000,000 shares, issued and outstanding,
     net of treasury shares, 83,255,014 and 82,835,172 shares                      20,901           20,901
  Additional paid-in capital                                                      817,964          816,223
  Retained earnings                                                               852,548          623,651
  Accumulated other comprehensive income                                          111,316          104,603
  Treasury stock, at cost, 21,247,246 and 21,669,153 shares                      (224,283)        (230,179)
                                                                            -------------     ------------
      Total stockholders' equity                                                1,578,446        1,335,199
                                                                            -------------     ------------
      Total liabilities and stockholders' equity                            $   8,875,336     $  7,031,323
                                                                            =============     ============

   See accompanying notes to the unaudited consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                             For the Three Months               For the Nine Months
                                              Ended September 30,               Ended September 30,
                                             --------------------              --------------------
                                             2003            2002              2003            2002
                                             ----            ----              ----            ----
Revenues:
  Net premiums written                   $   939,677      $   687,990      $ 2,707,193      $ 1,923,078
  Change in unearned premiums, net          (104,097)        (119,519)        (365,019)        (363,453)
                                         -----------      -----------      -----------      -----------
    Premiums earned                          835,580          568,471        2,342,174        1,559,625
  Net investment income                       51,678           48,316          153,859          137,032
  Service fees                                25,475           21,650           76,854           62,767
  Realized investment gains (losses)           3,383            1,612           61,660           (1,812)
  Foreign currency gains (losses)                 40             (984)          (1,154)          (1,046)
  Other income                                   226            1,006            1,359            1,326
                                         -----------      -----------      -----------      -----------
       Total revenues                        916,382          640,071        2,634,752        1,757,892
                                         -----------      -----------      -----------      -----------

Expenses:
  Losses and loss expenses                   533,201          368,763        1,491,244        1,015,879
  Other operating expenses                   261,281          200,182          750,294          560,508
  Interest expense                            13,825           11,593           39,193           34,058
                                         -----------      -----------      -----------      -----------
         Total expenses                      808,307          580,538        2,280,731        1,610,445
                                         -----------      -----------      -----------      -----------

    Income before income taxes
     and minority interest                   108,075           59,533          354,021          147,447

Income tax expense                           (30,744)         (19,470)        (107,960)         (51,255)
Minority interest                               (862)             481           (2,049)           6,122
                                         -----------      -----------      -----------      -----------

  Net income                             $    76,469      $    40,544      $   244,012      $   102,314
                                         ===========      ===========      ===========      ===========

Net income per share:
    Basic                                $      0.92      $      0.54      $      2.94      $      1.36
    Diluted                              $      0.87      $      0.52      $      2.79      $      1.30

Average shares outstanding:
    Basic                                     83,183           75,294           83,025           75,120
    Diluted                                   87,923           77,985           87,468           78,492

   See accompanying notes to the unaudited consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (dollars in thousands)

                                                     Nine Months Ended            Year Ended
                                                     September 30, 2003        December 31, 2002
                                                     ------------------        -----------------
                                                         (Unaudited)
Common stock:
    Beginning of period                                   $  20,901                $  19,487
    Issuance of common stock                                     --                    1,414
                                                          ---------                ---------
    End of period                                         $  20,901                $  20,901
                                                          =========                =========

Additional paid in capital:
    Beginning of period                                   $ 816,223                $ 648,440
    Issuance of common stock                                    463                  167,783
    Restricted stock units earned                             1,278                       --
                                                          ---------                ---------
    End of period                                         $ 817,964                $ 816,223
                                                          =========                =========

Retained earnings:
    Beginning of period                                   $ 623,651                $ 467,185
    Net income                                              244,012                  175,045
    Elimination of international reporting lag                1,776                       --
    Dividends to stockholders                               (16,891)                 (18,579)
                                                          ---------                ---------
    End of period                                         $ 852,548                $ 623,651
                                                          =========                =========

Accumulated other comprehensive income:

    Unrealized investment gains:
       Beginning of period                                $ 114,664                $  41,731
       Net change in period                                   9,434                   72,933
                                                          ---------                ---------
       End of period                                        124,098                  114,664
                                                          ---------                ---------

    Currency translation adjustments:
       Beginning of period                                  (10,061)                  (4,391)
       Net change in period                                  (2,721)                  (5,670)
                                                          ---------                ---------
       End of period                                        (12,782)                 (10,061)
                                                          ---------                ---------

    Total accumulated other comprehensive income          $ 111,316                $ 104,603
                                                          =========                =========

Treasury stock:
    Beginning of period                                   $(230,179)               $(240,857)
    Issuance under stock incentive plan                       5,968                   10,749
    Purchase of common stock                                    (72)                     (71)
                                                          ---------                ---------
    End of period                                         $(224,283)               $(230,179)
                                                          =========                =========

   See accompanying notes to the unaudited consolidated financial statements.

                   W. R. Berkley Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                             --------------------
                                                                             2003            2002
                                                                         -----------      -----------
Cash flows provided by operating activities:
  Net income                                                             $   244,012      $   102,314
  Adjustments to reconcile net income to cash
     provided by operating activities:
    Realized investment and foreign currency gains (losses)                  (60,506)           2,858
    Depreciation and amortization                                             13,681           13,680
    Minority interest                                                          2,049           (6,122)
    Equity in undistributed earnings of affiliates                            (4,597)              75
    Equity securities trading account                                        (65,201)          26,889
    Change in:  Premiums and fees receivable                                (164,619)        (206,140)
          Due from reinsurers                                                (40,156)          62,282
          Accrued investment income                                           (2,624)          (2,732)
          Prepaid reinsurance premiums                                       (92,843)         (57,656)
          Deferred policy acquisition cost                                   (88,111)         (63,798)
          Deferred federal and foreign income taxes                          (21,790)          31,532
          Account receivable from brokers and clearing organizations          13,582          171,685
          Other assets                                                       (22,083)           5,180
          Reserves for losses and loss expense                               695,227          149,520
          Unearned premiums                                                  458,572          405,415
          Due to reinsurers                                                   (6,353)          48,734
          Securities sold but not yet purchased                               43,913          (25,858)
          Policyholders' account balances                                      7,841           27,390
          Other liabilities                                                   98,422           30,410
                                                                         -----------      -----------
      Net cash flows provided by operating activities                      1,008,416          715,658
                                                                         -----------      -----------
Cash flows used in investing activities:
  Proceeds from sales, excluding trading account:
     Fixed maturity securities                                               746,213          460,332
     Equity securities                                                        45,039           27,014
     Maturities and prepayments of fixed maturity securities                 565,158          204,767
  Cost of purchases, excluding trading account:
     Fixed maturity securities                                            (1,841,372)      (1,366,262)
     Equity securities                                                      (144,325)        (187,034)
  Other invested securities                                                  (50,752)              --
  Change in balances due to/from security brokers                             (4,110)          62,482
  Net additions to real estate, furniture and equipment                      (18,368)         (30,854)
  Purchase of subsidiary                                                          --           (2,053)
  Other, net                                                                     430          (16,034)
                                                                         -----------      -----------
     Net cash flows used in investing activities                            (702,087)        (847,642)
                                                                         -----------      -----------
Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of debt                                         356,182               --
  Repayment and repurchase of debt and trust preferred securities            (65,750)          (8,000)
  Cash dividends                                                             (21,836)         (12,982)
  Net proceeds from stock options exercised                                    7,709            7,037
  Proceeds from minority shareholder                                          15,337               --
  Other, net                                                                   4,061           (1,838)
                                                                         -----------      -----------
    Net cash flows provided by (used in) financing activities                295,703          (15,783)
                                                                         -----------      -----------
    Net increase (decrease) in cash and cash equivalents                     602,032         (147,767)
Cash and cash equivalents at beginning of year                               594,183          534,087
                                                                         -----------      -----------
    Cash and cash equivalents at end of period                           $ 1,196,215      $   386,320
                                                                         ===========      ===========
Supplemental disclosure of cash flow information:
  Interest paid                                                          $    33,493      $    29,178
                                                                         ===========      ===========
  Federal income taxes paid, net                                         $    99,932      $     2,647
                                                                         ===========      ===========

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

2.       COMPREHENSIVE INCOME

         The following is a reconciliation of comprehensive income (dollars in thousands):

                                                                                For the Three Months      For the Nine Months
                                                                                 Ended September 30,       Ended September 30,
                                                                               ----------------------    ----------------------
                                                                                  2003        2002          2003        2002
                                                                                  ----        ----          ----        ----
Net income                                                                     $  76,469    $  40,544    $ 244,012    $ 102,314

Other comprehensive income:
    Unrealized holding gains (losses) on investments, net of taxes
                                                                                 (26,872)      70,041      (30,152)      87,318
    Reclassification for realized gains (losses) included in net income, net
       of taxes                                                                    2,432          733       39,586         (144)
                                                                               ---------    ---------    ---------    ---------

       Unrealized investment gains (losses), net of taxes                        (24,440)      70,774        9,434       87,174
                                                                               ---------    ---------    ---------    ---------
    Currency translation adjustments, net of
      taxes                                                                        4,032       (9,094)      (2,721)      (4,093)
                                                                               ---------    ---------    ---------    ---------
      Other comprehensive income (loss)                                          (20,408)      61,680        6,713       83,081
                                                                               ---------    ---------    ---------    ---------

      Comprehensive income                                                     $  56,061    $ 102,224    $ 250,725    $ 185,395
                                                                               =========    =========    =========    =========

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                               September 30, 2003

3.       STOCK-BASED COMPENSATION

         During the first quarter of 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact to our consolidated financial position, results of operations or cash flows as our adoption of this standard involved disclosures only. Under the prospective method of adoption selected by the Company, the fair value recognition provisions are applied to all employee awards granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data).

                                                    For the Three Months         For the Nine Months
                                                     Ended September 30,          Ended September 30,
                                                     -------------------          -------------------
                                                     2003           2002          2003          2002
                                                     ----           ----          ----          ----
Net income, as reported                           $    76,469   $    40,544   $   244,012    $   102,314

Add: Stock-based compensation expense included
in reported net income, net of tax                          7            --            19             --

Deduct: Total stock-based employee compensation
expense under fair value based method for all
awards, net of tax                                     (1,171)       (1,133)       (3,561)        (3,400)
                                                  -----------   -----------   -----------    -----------

Pro forma net income                              $    75,305   $    39,411   $   240,470    $    98,914
                                                  ===========   ===========   ===========    ===========

Earnings per share:
  Basic - as reported                             $       .92   $       .54   $      2.94    $      1.36
  Basic - pro forma                               $       .91   $       .52   $      2.90    $      1.32

  Diluted - as reported                           $       .87   $       .52   $      2.79    $      1.30
  Diluted - pro forma                             $       .86   $       .51   $      2.75    $      1.26

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

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                               September 30, 2003

4.       INVESTMENTS

         The cost, fair value and carrying value of fixed maturity securities and equity securities available for sale are as follows (dollars in thousands):

                                                 Gross          Gross
                                               Unrealized     Unrealized         Fair         Carrying
                                 Cost (a)         Gain           Loss            Value          Value
                                 --------         ----           ----            -----          -----
September 30, 2003
Fixed maturity securities:
  Held to maturity              $  211,830     $   19,771     $      (82)     $  231,519     $  211,830
  Available for sale             3,711,401        177,503         (8,397)      3,880,507      3,880,507
                                ----------     ----------     ----------      ----------     ----------
         Total                  $3,923,231     $  197,274     $   (8,479)     $4,112,026     $4,092,337

Equity securities available
  for sale                      $  301,091     $   25,073     $   (2,176)     $  323,988     $  323,988

December 31, 2002
Fixed maturity securities:
  Held to maturity              $  205,856     $   21,861     $     (107)     $  227,610     $  205,856
  Available for sale             3,129,993        184,751         (9,078)      3,305,666      3,305,666
                                ----------     ----------     ----------      ----------     ----------
         Total                  $3,335,849     $  206,612     $   (9,185)     $3,533,276     $3,511,522

Equity securities available
  for sale                      $  202,388     $    8,232     $   (6,248)     $  204,372     $  204,372

(a) Adjusted as necessary for amortization of premium or discount

5.       REINSURANCE CEDED

         The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations (dollars in thousands):

                                       For the Three Months       For the Nine Months
                                        Ended September 30,       Ended September 30,
                                        -------------------       -------------------
                                         2003         2002         2003         2002
                                         ----         ----         ----         ----
Ceded premiums earned:
  Aggregate reinsurance agreement:
    Individual losses                  $ 35,151     $ 32,612     $ 94,920     $ 71,784
    Aggregate losses                      5,000        6,250       15,000       18,750
                                       --------     --------     --------     --------
    Total                                40,151       38,862      109,920       90,534
                                       --------     --------     --------     --------
  Other reinsurance contracts           104,722       71,864      286,482      221,841
                                       --------     --------     --------     --------
    Total                              $144,873     $110,726     $396,402     $312,375
                                       ========     ========     ========     ========

Ceded losses incurred:
  Aggregate reinsurance agreement:
    Individual losses                  $ 33,215     $ 10,093     $ 80,144     $ 32,070
    Aggregate losses                      9,000       11,250       27,000       33,750
                                       --------     --------     --------     --------
    Total                                42,215       21,343      107,144       65,820
                                       --------     --------     --------     --------
  Other reinsurance contracts            70,156       50,241      173,311      130,605
                                       --------     --------     --------     --------
    Total                              $112,371     $ 71,584     $280,455     $196,425
                                       ========     ========     ========     ========

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

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                               September 30, 2003

6.       INDUSTRY SEGMENTS (continued)

                                                       Revenues
                              -------------------------------------------------------------        Pre-Tax           Net
                                Earned        Investment                                            Income          Income
(dollars in thousands)         Premiums         Income            Other           Total             (Loss)          (Loss)
                               --------         ------            -----           -----             ------          ------
For the three months
ended September 30, 2003:
  Specialty                   $   297,574     $    18,237      $        --      $   315,811      $    47,410      $    31,092
  Alternative Markets             101,660           9,675           25,475          136,810           18,689           12,364
  Reinsurance                     198,145          12,678               --          210,823           17,154           11,780
  Regional                        222,389          10,788               --          233,177           40,905           27,377
  International                    15,812           1,711               --           17,523            1,887            1,917
  Discontinued Business                --              --               --               --               --               --
  Corporate and
    eliminations                       --          (1,411)             226           (1,185)         (21,393)         (10,493)
  Realized gains                       --              --            3,423            3,423            3,423            2,432
                              -----------     -----------      -----------      -----------      -----------      -----------
  Consolidated                $   835,580     $    51,678      $    29,124      $   916,382      $   108,075      $    76,469
                              ===========     ===========      ===========      ===========      ===========      ===========

For the three months
ended September 30, 2002:
  Specialty (1)               $   200,699     $    14,126      $        --      $   214,825      $    34,097      $    22,179
  Alternative Markets              61,077           9,759           22,040           92,876           16,880           11,232
  Reinsurance (1)                  99,167          10,883               (4)         110,046            6,729              189
  Regional                        183,424          11,723               --          195,147           26,736           15,947
  International                    14,967           1,502               --           16,469           (2,241)          (1,102)
  Discontinued Business             9,137             801               --            9,938           (3,282)          (2,133)
  Corporate and
    eliminations                       --            (478)             620              142          (20,014)          (6,501)
  Realized gains                       --              --              628              628              628              733
                              -----------     -----------      -----------      -----------      -----------      -----------
  Consolidated                $   568,471     $    48,316      $    23,284      $   640,071      $    59,533      $    40,544
                              ===========     ===========      ===========      ===========      ===========      ===========

                                                       Revenues
                              -------------------------------------------------------------        Pre-Tax           Net
                                Earned        Investment                                            Income          Income
(dollars in thousands)         Premiums         Income            Other           Total             (Loss)          (Loss)
                               --------         ------            -----           -----             ------          ------
For the nine months
ended September 30, 2003:
  Specialty                   $   810,534     $    50,366      $        --      $   860,900      $   150,707      $    99,444
  Alternative Markets             290,916          28,738           76,854          396,508           63,053           41,844
  Reinsurance                     557,254          38,896               --          596,150           37,283           25,741
  Regional                        634,683          32,940               --          667,623          107,171           71,220
  International                    48,787           4,792               --           53,579            4,889            3,487
  Discontinued Business                --              --               --               --               --               --
  Corporate and
    eliminations                       --          (1,873)           1,359             (514)         (69,588)         (37,310)
  Realized gains                       --              --           60,506           60,506           60,506           39,586
                              -----------     -----------      -----------      -----------      -----------      -----------
  Consolidated                $ 2,342,174     $   153,859      $   138,719      $ 2,634,752      $   354,021      $   244,012
                              ===========     ===========      ===========      ===========      ===========      ===========

For the nine months
ended September 30, 2002:
  Specialty (1)               $   525,174     $    38,552      $        --      $   563,726      $    89,972      $    58,424
  Alternative Markets             157,901          27,720           62,882          248,503           44,861           30,097
  Reinsurance (1)                 246,005          31,567               (6)         277,566           17,555           10,546
  Regional                        512,067          32,930               --          544,997           67,736           40,437
  International                    74,357           3,665               (2)          78,020           (2,775)          (2,442)
  Discontinued Business            44,121           3,817               --           47,938           (7,936)          (5,158)
  Corporate and
    eliminations                       --          (1,219)           1,219               --          (59,108)         (29,446)
  Realized losses                      --              --           (2,858)          (2,858)          (2,858)            (144)
                              -----------     -----------      -----------      -----------      -----------      -----------
  Consolidated                $ 1,559,625     $   137,032      $    61,235      $ 1,757,892      $   147,447      $   102,314
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

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                               September 30, 2003

6.       INDUSTRY SEGMENTS (continued)

         Identifiable assets by segment are as follows (dollars in thousands):

                                                  September 30,    December 31,
                                                      2003             2002
                                                      ----             ----
Specialty                                         $   3,051,890    $  2,271,105
Alternative Markets                                   1,451,954       1,197,977
Reinsurance                                           3,161,981       2,431,429
Regional                                              1,932,837       1,590,913
International                                           149,849         126,528
Discontinued Business                                   142,795         162,754
Corporate other and eliminations                     (1,015,970)       (749,383)
                                                  -------------    ------------
Consolidated                                      $   8,875,336    $  7,031,323
                                                  =============    ============

7.       W. R. BERKLEY INSURANCE (EUROPE), LIMITED

         In July 2003, the Company formed a new consolidated subsidiary, W. R. Berkley Insurance (Europe), Limited ("WRBIEL"), a United Kingdom authorized insurance company. WRBIEL was initially capitalized through a holding company structure with $76 million of equity and $59 million of 7.65% notes due June 2023. The Company and Kiln plc own 80% and 20%, respectively, of the equity and debt of WRBIEL. Kiln plc's share of equity and debt of WRBIEL are reported as minority interest and debt, respectively, on the Company's consolidated balance sheet. At September 30, 2003, the minority interest and debt related to WRBIEL were $15,346,000 and $11,747,000, respectively. The Company acquired a 20.1% interest in Kiln plc, a U.K. insurance and reinsurance business, in 2002.

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

9.       COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

         The Company's subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company's estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

         During the third quarter of 2003, two arbitration hearings in which subsidiaries of the Company were involved were completed. The Company recorded an increase in reserves for loss and loss expenses during the third quarter of 2003 of $15 million, which represents the excess of the Company's estimate of the ultimate cost of the disposition of these matters over amounts previously accrued.

                   W. R. Berkley Corporation and Subsidiaries
        Notes to Unaudited Consolidated Financial Statements (Continued)
                               September 30, 2003

10.      ACCOUNTING CHANGES

         In the second quarter of 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 provides accounting and disclosure rules for variable interest entities. A variable interest entity is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 requires disclosures for entities that have either a primary or significant variable interest in a variable interest entity, which clarifies controlling interest. The adoption of Interpretation 46 did not have any impact on the Company's results of operations or financial condition.

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

         Each of the Company's major operating units has an actuarial staff that has primary responsibility for assessing loss reserves. The Company's corporate actuaries review the analyses prepared by its subsidiaries' actuaries and also perform their own loss reserve reviews for most units. In addition, for certain operating units, the Company engages independent actuaries to perform an annual review and evaluation of loss reserves.

         On a regular basis, the actuaries use a variety of actuarial techniques and methods in estimating its ultimate liability for losses and loss expenses. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. This actuarial data is analyzed by line of business, coverage, and accident or policy year, as appropriate, for each operating unit. Industry loss experience is also used to supplement the Company's own data in selecting "tail factors" and in areas where the Company's own data is limited.

         For those operating units where the actuarial analysis has been substantially completed at the time the financial statements are prepared, the loss reserves included in the financial statements are based upon that analysis. For those operating units where the actuarial analysis requires additional time to complete, the Company accrues loss reserves based upon the most recent actuarially indicated loss ratios, adjusted as necessary to reflect known events or unusual claim activity since those indications were made.

         Management determines the loss reserves included in the Company's financial statements based on the actuarial estimates contained in the actuarial analyses. However, to the extent not already reflected in the actuarial analyses, management also considers qualitative factors that may affect the ultimate loss reserves, to determine its best estimate of the loss reserves. These qualitative considerations include, among others, the impact of re-underwriting initiatives, changes in the mix of business, changes in distribution sources and changes in terms and conditions. Examples of changes in terms and conditions that can have a significant impact on reserve levels are the use of aggregate policy limits, the expansion of coverage exclusions, whether or not defense costs are within policy limits and changes in deductibles and attachment points.

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

                                                                  Nine Months
                                                                    Ended         Year Ended
                                                                 September 30,   December 31,
                                                                     2003            2002
                                                                     ----            ----
Reserves for losses and loss expenses at beginning of
  2003 and 2002, respectively                                    $   3,168,000   $  2,764,000

Increase in estimates for claims occurring
 in prior years, net of reinsurance:
  Casualty reinsurance                                           $      47,000   $     47,000
  Excess and surplus lines                                              48,000         30,000
  Workers' compensation                                                 22,000         40,000
  Professional liability                                                28,000         31,000
  Fidelity and surety reinsurance                                       14,000         14,000
  Other                                                                 16,000         12,000
                                                                 -------------   ------------
  Total                                                          $     175,000   $    174,000
                                                                 =============   ============

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

         Ultimate loss costs for workers' compensation business written in prior years were impacted by a substantial increase in medical cost inflation. This resulted principally from increased utilization of the health care system by injured workers and more expensive and higher usage of prescription drugs. The impact of the increased medical cost trends is especially significant to the excess workers' compensation business because of the higher severity of claims and longer time period over which claims are paid.

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

         The increase in estimated ultimate loss costs for fidelity and surety reinsurance reflects the settlement of several large surety claims during 2002 and 2003, including arbitration resolutions. In addition, the Company has reserved for certain claims relating to financial guarantee exposures that were not intended to be covered under the Company's reinsurance policies.

         To date, known environmental and asbestos claims have not had a material impact on the Company's operations. These claims have not materially impacted the Company because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental and asbestos exposures.

RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS OF 2003 COMPARED TO THE FIRST NINE MONTHS OF 2002

         The Company reported net income of $244 million, or $2.79 per share, for the nine months ended September 30, 2003 compared with $102 million, or $1.30 per share, for the corresponding 2002 period. The increase reflects improved underwriting results and higher investment income and realized investment gains.

         The standard measures of underwriting performance are the loss ratio, expense ratio and combined ratio. The consolidated loss ratio (losses and loss expenses incurred expressed as a percentage of premiums earned) decreased to 63.7% from 65.1% in the earlier year period due to higher insurance prices and improved terms and conditions. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 28.0% from 30.9% due to a 50% increase in earned premiums with no significant increase in underwriting expenses other than commissions and premium taxes. The consolidated combined ratio (sum of loss ratio and expense ratio) decreased to 91.7% from 96.0% in the prior year period.

         The Company analyzes the results of its operations by business segment. Realized gains and losses, corporate interest expenses and the majority of other corporate expenses are not allocated to the business segments. Following is a summary of income before income taxes by business segment for the nine months ended September 30, 2003 and 2002:

                                                  2003            2002
                                                  ----            ----
Specialty                                     $    150,707     $   89,972
Alternative Markets                                 63,053         44,861
Reinsurance                                         37,283         17,555
Regional                                           107,171         67,736
International                                        4,889         (2,775)
Discontinued                                             -         (7,936)
Corporate and unallocated:
  Realized investment gains (losses)                61,660         (1,812)
  Foreign exchange losses                           (1,154)        (1,046)
  Corporate interest expense                       (38,963)       (32,309)
  Other corporate expenses                         (30,625)       (26,799)
                                              ------------     ----------
    Income before income taxes                $    354,021     $  147,447
                                              ============     ==========

SPECIALTY. The specialty segment provides insurance products and services principally to the excess and surplus lines, professional liability, commercial transportation and surety markets. Following is a summary of income before income taxes for the specialty segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

                                                  2003            2002          % Change
                                                  ----            ----          --------
Gross premiums written                        $  1,057,027     $  744,325          42%
Net premiums written                               958,062        654,751          46%
Premiums earned                                    810,534        525,174          54%
Net investment income                               50,366         38,552          31%
Loss and loss expenses                             511,804        331,240          55%
Underwriting expenses                              198,204        142,514          39%
Interest expense                                       185             --
                                              ------------     ----------
Income before income taxes                    $    150,707     $   89,972
                                              ============     ==========

Loss ratio                                            63.1%          63.1%
Expense ratio                                         24.5%          27.1%
Combined ratio                                        87.6%          90.2%

         Net premiums written in 2003 increased by 46% compared with 2002 as a result of higher prices as well as new business. Net premiums written increased 43% for the Company's three excess and surplus lines companies, 33% for commercial transportation business and 40% for Monitor Liability Managers, Inc., which specializes in directors' and officers' and lawyers professional liability business. Net premiums written in 2003 also include $19 million from the Company's new medical excess underwriting unit, Berkley Medical Excess Underwriters, LLC and $21 million from the Company's new London based unit concentrating on professional liability, W. R. Berkley Insurance (Europe), Limited.

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

ALTERNATIVE MARKETS The alternative markets segment offers workers' compensation insurance on an excess and primary basis. The Company also provides fee-based services to help clients develop and administer self-insurance programs (see Insurance Services). Following is a summary of income before income taxes for the alternative markets segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

                                                  2003            2002          % Change
                                                  ----            ----          --------
Gross premiums written                        $    429,077     $  248,803           72%
Net premiums written                               355,593        215,771           65%
Premiums earned                                    290,916        157,901           84%
Net investment income                               28,738         27,720            4%
Services fees                                       76,854         62,882           22%
Loss and loss expenses                             199,849        105,796           89%
Underwriting expenses                               72,280         47,899           51%
Service expenses                                    61,326         49,943           23%
Interest expense                                        --              4
                                              ------------      ---------
Income before income taxes                    $     63,053     $   44,861
                                              ============     ==========

Loss ratio                                            68.7%          67.0%
Expense ratio                                         24.8%          30.3%
Combined ratio                                        93.5%          97.3%

         Net premiums written in 2003 increased by 65% compared with 2002. The increase reflects higher prices as well as an increase in policies in-force for both primary and excess workers' compensation business.

         The 2003 loss ratio increased 1.7 percentage points to 68.7% primarily as a result of an increase in loss costs. The Company discounts its liabilities for excess workers' compensation business because of the long period of time over which losses are paid. The increase in the loss ratio in 2003 reflects a lower discount rate for current year business. The expense ratio decreased by
5.5 percentage points to 24.8% due to an 84% increase in premiums earned with no significant increase in expenses other than commissions and premium taxes.

         Service fees in 2003 increased 22% compared with 2002 primarily as a result of an increase in service fees for managing assigned risk plans in ten states. The increase in service expenses of 23% compared with 2002 was commensurate with the increase in service revenues.

REINSURANCE. The Company's reinsurance segment specializes in underwriting property casualty reinsurance on both a treaty and facultative basis. Following is a summary of income before income taxes for the reinsurance segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

                                                  2003            2002            % Change
                                                  ----            ----            --------
Gross premiums written                        $    768,165     $  526,757            46%
Net premiums written                               635,065        408,521            55%
Premiums earned                                    557,254        246,005           127%
Net investment income                               38,896         31,567            23%
Loss and loss expenses                             394,360        178,789           121%
Underwriting expenses                              164,462         79,477           107%
Interest expense and other                              45          1,751
                                              ------------     ----------
Income before income taxes                    $     37,283     $   17,555
                                              ============     ==========

Loss ratio                                            70.8%          72.7%
Expense ratio                                         29.5%          32.3%
Combined ratio                                       100.3%         105.0%

         Net premiums written in 2003 increased by 55% compared with 2002 as a result of higher prices and new business. Net premiums written increased 109% to $193 million for facultative reinsurance, 27% to $166 million for reinsurance of certain Lloyd's syndicates, 77% to $250 million for standard treaty business and decreased 32% to $23 million for Berkley Underwriting Partners, LLC. The increase in facultative net premiums written in 2003 includes $40 million from the Company's new direct facultative underwriting unit, B F Re Underwriters, LLC. Premiums earned in 2003 increased 127% compared with 2002, as a result of substantial growth in net written premiums during 2002 and 2003.

         The 2003 loss ratio decreased 1.9 percentage points to 70.8%. The decrease reflects the improved results for the current accident year as a result of higher prices for both treaty and facultative risks, which was partially offset by the impact of adverse reserve development on prior years. The 2003 and 2002 underwriting results also reflect loss recoveries under the Company's aggregate reinsurance agreement. (See Note 5 of "Notes to Consolidated Financial Statements".) The 2003 expense ratio decreased 2.8 percentage points to 29.5% primarily as a result of a shift in the mix of business and increased volume.

REGIONAL. The regional property casualty insurance segment principally provides commercial property casualty insurance products. Following is a summary of income before income taxes for the regional segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

                                                  2003            2002            % Change
                                                  ----            ----            --------
Gross premiums written                        $    871,962     $  711,217            23%
Net premiums written                               707,930        575,716            23%
Premiums earned                                    634,683        512,067            24%
Net investment income                               32,940         32,930            --
Loss and loss expenses                             359,782        313,172            15%
Underwriting expenses                              200,670        164,089            22%
                                              ------------     ----------
Income before income taxes                    $    107,171     $   67,736
                                              ============     ==========

Loss ratio                                            56.7%          61.2%
Expense ratio                                         31.6%          32.0%
Combined ratio                                        88.3%          93.2%

         Net premiums written in 2003 increased by 23% compared with 2002. The increase generally reflects higher prices across all four regional units. The 2003 loss ratio decreased by 4.5 percentage points to 56.7% primarily as a result of higher prices in 2002 and 2003. Weather-related losses for the regional segment were $35 million in 2003 compared with $34 million in 2002.

INTERNATIONAL. The international segment offers personal and commercial property casualty insurance in Argentina and savings and life products in the Philippines. Following is a summary of income before income taxes for the international segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

                                                  2003            2002            % Change
                                                  ----            ----            --------
Gross premiums written                        $     54,017     $   73,236           (26)%
Net premiums written                                50,543         65,359           (23)%
Premiums earned                                     48,787         74,357           (34)%
Net investment income                                4,792          3,665            31 %
Loss and loss expenses                              25,449         44,154           (42)%
Underwriting expenses                               20,563         35,263           (42)%
Other expenses                                       2,678          1,380
                                              ------------     ----------
Income (loss) before income taxes             $      4,889     $   (2,775)
                                              ============     ==========

Loss ratio                                            52.2%          59.4%
Expense ratio                                         42.1%          47.4%
Combined ratio                                        94.3%         106.8%

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

DISCONTINUED. The discontinued segment consists of regional personal lines and alternative markets assumed reinsurance, both of which were discontinued in 2001 in order to focus on lines of business in which we expect to be able to achieve higher returns. Following is a summary of income before income taxes for the discontinued segment for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

                                                  2003            2002
                                                  ----            ----
Gross premiums written                        $         --     $   22,485
Net premiums written                                    --          2,960
Premiums earned                                         --         44,121
Net investment income                                               3,817
Loss and loss expenses                                  --         42,728
Underwriting expenses                                   --         13,146
                                              ------------     ----------
Loss before income taxes                                --     $  ( 7,936)
                                              ============     ==========

         The personal lines and alternative markets assumed reinsurance business were discontinued in 2001.

CORPORATE INTEREST AND OTHER EXPENSES. Corporate interest expense increased 21% to $39 million as a result of the issuance of $200 million 5.875% corporate senior notes in February 2003 and $150 million 5.125% senior notes in September 2003. Other corporate expenses increased 14% to $31 million due to higher compensation costs including accruals for incentive compensation.

INVESTMENTS. Following is a summary of investing activity for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

                                                  2003             2002           % Change
                                                  ----             ----           --------
Net investment income                         $    153,859     $  137,032            12%

Average invested assets                          5,087,001      3,754,511            35%
Annualized effective yield (1)                         4.7%           5.4%

Realized investment gains (losses)                  61,660         (1,812)
Change in unrealized gains                          12,281        149,157

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

         The carrying value of the Company's investment portfolio as of September 30, 2003 and September 30, 2002 is as follows (dollars in thousands):

                                              September 30,    December 31,
                                                  2003            2002
                                                  ----            ----
Cash and cash equivalents                     $   1,196,215    $    594,183
Fixed maturities                                  4,092,337       3,511,522
Equity securities available for sale                323,988         204,372
Trading account (1)                                 314,542         306,836
Other investments                                   103,909          46,187
Due to brokers and clearing organizations            (4,253)             --
                                              -------------    ------------
      Total                                   $   6,026,738    $  4,663,100
                                              =============    ============

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

OPERATING RESULTS FOR THE THIRD QUARTER OF 2003 COMPARED TO THE THIRD QUARTER OF 2002

         The Company reported net income of $76 million, or $.87 per share, for the three months ended September 30, 2003 compared with $41 million, or $.52 per share, for the corresponding 2002 period. Following is a summary of income before income taxes by business segment for the three months ended September 30, 2003 and 2002 (dollars in thousands):

                                                  2003            2002
                                                  ----            ----
Specialty                                     $      47,410    $     34,097
Alternative Markets                                  18,689          16,880
Reinsurance                                          17,154           6,729
Regional                                             40,905          26,736
International                                         1,887          (2,241)
Discontinued                                              -          (3,282)
Corporate and unallocated:
  Realized investment gains (losses)                  3,383           1,612
  Foreign exchange gains (losses)                        40            (984)
  Corporate interest expense                        (13,640)        (11,011)
  Other corporate expenses                           (7,753)         (9,003)
                                              -------------    ------------
    Income before income taxes                $     108,075    $     59,533
                                              =============    ============

Additional information for each business segment is presented below.

SPECIALTY
Gross premiums written                        $     386,785    $    273,394          41%
Net premiums written                                350,278         242,558          44%
Premiums earned                                     297,574         200,699          48%
Net investment income                                18,237          14,126          29%
Loss and loss expenses                              195,745         129,063          52%
Underwriting expenses                                72,471          51,665          40%
Interest expense                                        185              --
                                              -------------    ------------
Income before income taxes                    $      47,410    $     34,097
                                              =============    ============

Loss ratio                                             65.8%           64.3%
Expense ratio                                          24.4%           25.7%
Combined ratio                                         90.2%           90.0%

ALTERNATIVE MARKETS
Gross premiums written                        $     157,400    $    102,763          53%
Net premiums written                                127,688          89,134          43%
Premiums earned                                     101,660          61,077          66%
Net investment income                                 9,675           9,759          (1)%
Service fees                                         25,475          22,040          16%
Loss and loss expenses                               71,672          40,447          77%
Underwriting expenses                                25,851          19,464          33%
Service expenses                                     20,598          16,085          28%
                                              -------------    ------------
Income before income taxes                    $      18,689    $     16,880
                                              =============    ============

Loss ratio                                             70.5%           66.2%
Expense ratio                                          25.4%           31.9%
Combined ratio                                         95.9%           98.1%

REINSURANCE
Gross premiums written                        $     262,411    $    184,025          43%
Net premiums written                                213,189         143,822          48%
Premiums earned                                     198,145          99,167         100%
Net investment income                                12,678          10,883          16%
Loss and loss expenses                              137,190          72,348          90%
Underwriting expenses                                56,479          30,389          86%
Interest expense                                         --             584
                                              -------------    ------------
Income before income taxes                    $      17,154    $      6,729
                                              =============    ============

Loss ratio                                             69.2%           73.0%
Expense ratio                                          28.5%           30.6%
Combined ratio                                         97.7%          103.6%

REGIONAL
Gross premiums written                        $     282,133    $    236,212          19%
Net premiums written                                231,951         199,358          16%
Premiums earned                                     222,389         183,424          21%
Net investment income                                10,788          11,723          (8)%
Loss and loss expenses                              120,430         107,793          12%
Underwriting expenses                                71,842          60,618          19%
                                              -------------    ------------
Income before income taxes                    $      40,905    $     26,736
                                              =============    ============

Loss ratio                                             54.2%           58.8%
Expense ratio                                          32.3%           33.0%
Combined ratio                                         86.5%           91.8%

INTERNATIONAL                                       2003            2002          % Change
                                                    ----            ----          --------
Gross premiums written                        $      17,551    $     13,045           35%
Net premiums written                                 16,571          13,103           26%
Premiums earned                                      15,812          14,967            6%
Net investment income                                 1,711           1,502           14%
Loss and loss expenses                                8,164           9,290          (12)%
Underwriting expenses                                 6,196           8,888          (30)%
Other expenses                                        1,276             532
                                              -------------    ------------
Income (loss) before income taxes             $       1,887    $     (2,241)
                                              =============    ============

Loss ratio                                             51.6%           62.1%
Expense ratio                                          39.2%           59.4%
Combined ratio                                         90.8%          121.5%

DISCONTINUED                                      2003            2002
                                                  ----            ----
Gross premiums written                        $          --    $     12,173
Net premiums written                                     --              15
Premiums earned                                          --           9,137
Net investment income                                                   801
Loss and loss expenses                                   --           9,822
Underwriting expenses                                    --           3,398
                                              -------------    ------------
Loss before income taxes                      $          --    $     (3,282)
                                              =============    ============

         Net premiums written in 2003 increased 37% as a result of price increases and new business as discussed above. The 2003 loss ratio decreased by
1.1 percentage points to 63.8% as a result of higher prices and more favorable terms and conditions for current business as discussed above. The 2003 expense ratio decreased 2.8 percentage points to 27.9% as a result of a 47% increase in earned premiums compared with a 33% increase in underwriting expenses. Service revenues in 2003 increased 16% compared with 2002 primarily as a result of an increase in service fees for managing assigned risk plans in ten states. The increase in corporate interest expense was a result of the issuance of $200 million 5.875% senior notes in February 2003 and $150 million 5.125% senior notes in September 2003. The decrease in other corporate expenses reflects lower compensation costs including a reduction of $2.2 million in the accrual for deferred compensation cost recorded in prior years.

INVESTMENTS. Following is a summary of investing for the three months ended September 30, 2003 and 2002 (dollars in thousands):

                                                  2003             2002         % Change
                                                  ----             ----         --------
Net investment income                         $      51,678    $     48,316        7%

Average invested assets                           5,526,246       3,934,023       40%
Annualized effective yield                              4.4%            5.5%

Realized investment gains                             3,383           1,612
Change in unrealized gains                          (39,218)        134,149

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

         At September 30, 2003, the Company's outstanding debt was $667 million (face amount). The maturities of the debt are $40 million in 2005, $100 million in 2006, $89 million in 2008, $150 million in 2010, $200 million in 2013, $76 million in 2022 and $12 million in 2023. The Company also has $195 million (face amount) of trust preferred securities that mature in 2045.

         At September 30, 2003, stockholders' equity was $1,578 million and total capitalization (stockholders' equity, debt and trust preferred securities) was $2,431 million. The percentage of the Company's capital attributable to debt and trust preferred securities was 35% at September 30, 2003 compared with 30% at December 31, 2002.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The Company's subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company's estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

         During the third quarter of 2003, two arbitration hearings in which subsidiaries of the Company were involved and each of which concerned coverage issues were completed. One such matter, involving Firemen's Fund Insurance Company and Berkley Insurance Company, was decided by a final award dated August 13, 2003. The other arbitration was between Everest Reinsurance Company and Admiral Insurance Company and a final decision dated October 1, 2003 and a final award dated November 5, 2003 have been rendered. As a result of these decisions, the Company recorded an increase in reserves for loss and loss expenses during the third quarter of 2003 of $15 million, which represents the excess of the Company's estimate of the ultimate cost of the disposition of these matters over amounts previously accrued.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number

         (4.1) Senior Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company's 5.125% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 31, 2003).

         (4.2) Previously filed with initial filing of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company's 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A. (Incorporated by reference to Exhibit 4.2 of the Company's quarterly report for the period ended September 30, 2003 on Form 10-Q (File No. 1-15202) filed with the Commission on November 14, 2003.)

         (31.1) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

         (31.2) Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

         (32.1) Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         During the quarter ended September 30, 2003, the Company filed the following Reports on Form 8-K:

         Report dated July 25, 2003 with respect to the press release of the Company relating to the announcement of the Company's results of operations for the second quarter of 2003 (under Item 9, for information required by Item 12, of Form 8-K).

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

                                    W. R. BERKLEY CORPORATION

Date: December 23, 2003             /s/   WILLIAM R. BERKLEY
                                    ------------------------------
                                    William R. Berkley
                                    Chairman of the Board and
                                    Chief Executive Officer

Date: December 23, 2003              /s/   EUGENE G. BALLARD
                                    ------------------------------
                                    Eugene G. Ballard
                                    Senior Vice President,
                                    Chief Financial Officer
                                    and Treasurer