Form 10-K
period 2003-12-31
BERKLEY W R CORP
filed 2004-03-12
CIK 11544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

                         Commission file number 1-15202

                            W. R. BERKLEY CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                             22-1867895
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

  475 Steamboat Road, Greenwich, CT                               06830
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (203) 629-3000

           Securities registered pursuant to Section 12(b) of the Act:
                     Common stock, par value $.20 per share
        Rights to purchase Series A Junior Participating Preferred Stock

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant's most recently completed second fiscal quarter was $2,575,558,247.

Number of shares of common stock, $.20 par value, outstanding as of March 5, 2004: 83,737,664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2003 Annual Report to Stockholders for the year ended December 31, 2003 are incorporated herein by reference in Part II, and portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, are incorporated herein by reference in Part III.

                            W. R. BERKLEY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                December 31, 2003

                                                                                   Page
                                                                                   ----
SAFE HARBOR STATEMENT                                                                3

         PART I

ITEM     1.  BUSINESS                                                                4

ITEM     2.  PROPERTIES                                                             25

ITEM     3.  LEGAL PROCEEDINGS                                                      25

ITEM     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    26

         PART II

ITEM     5.  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS                                        27

ITEM     6.  SELECTED FINANCIAL DATA FOR THE FIVE YEARS
             ENDED DECEMBER 31, 2003                                                28

ITEM     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          29

ITEM     7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             29

ITEM     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            29

ITEM     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                               29

ITEM     9A.  CONTROLS AND PROCEDURES                                               29

         PART III

ITEM     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                     30

ITEM     11. EXECUTIVE COMPENSATION                                                 32

ITEM     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                                                  32

ITEM     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         32

         PART IV

ITEM     14. PRINCIPAL ACCOUNTING FEES AND SERVICES                                 32

ITEM     15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K                                                33

                              SAFE HARBOR STATEMENT
                          UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

                  This is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "potential", "continued", "may", "will", "should", "seeks", "approximately", "predicts", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained herein including statements related to our outlook for the industry and for our performance for the year 2004 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

         -        the cyclical nature of the property casualty industry;

         - the long-tail and potentially volatile nature of the reinsurance business;

         -        product demand and pricing;

         -        claims development and the process of estimating reserves;

         -        the uncertain nature of damage theories and loss amounts;

         -        increases in the level of our retention;

         - natural and man-made catastrophic losses, including as a result of terrorist activities;

         -        the impact of competition;

         -        the availability of reinsurance;

         -        exposure as to coverage for terrorist acts;

         - the ability of our reinsurers to pay reinsurance recoverables owed to us;

         - investment results, including those of our portfolio of fixed income securities and investments in equity securities, including merger arbitrage investments;

         - exchange rate and political risks relating to our international operations;

         -        legislative and regulatory developments;

         -        changes in the ratings assigned to us by rating agencies;

         - availability of dividends from our insurance company subsidiaries;

         - our ability to successfully acquire and integrate companies and invest in new insurance ventures;

         -        our ability to attract and retain qualified employees; and

         - other risks detailed from time to time in our filings with the Securities and Exchange Commission.

We describe these risks and uncertainties in greater detail below under the caption "Certain Factors That May Affect Future Results." These risks and uncertainties could cause our actual results for the year 2004 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

                                     PART I

ITEM 1. BUSINESS

                  W. R. Berkley Corporation, a Delaware corporation, is an insurance holding company which, through its subsidiaries, operates in five segments of the property casualty insurance business:

         - Specialty lines of insurance, including excess and surplus lines and commercial transportation

         - Alternative markets, including workers compensation and the management of self-insurance programs

         -        Reinsurance

         -        Regional commercial property casualty insurance

         -        International

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

         Our specialty insurance and reinsurance operations are conducted nationwide, as well as in the United Kingdom. Alternative markets operations are conducted throughout the U.S. Regional insurance operations are conducted primarily in the Midwest, New England, Southern (excluding Florida) and Mid Atlantic regions of the United States. International operations are conducted in Argentina and Asia.

         The Company discontinued its regional personal lines and alternative markets reinsurance business in 2001 in order to focus on lines of business with higher expected returns. These discontinued businesses, which were previously reported in the regional and reinsurance segments, are now reported as a separate discontinued business segment. Although the Company discontinued the alternative market division of its reinsurance segment, it continues to write insurance and reinsurance covering workers' compensation for self-insured entities within the alternative markets segment. Segment information for prior periods has been restated to reflect these changes and to conform to the presentations of the 2003 segment information.

         Net premiums written, as reported based on accounting principles generally accepted in the United States of America ("GAAP"), for each of the past five years were as follows:

                                                               Year Ended December 31,
                                       ---------------------------------------------------------------------
                                            2003            2002           2001           2000         1999
                                            ----            ----           ----           ----         ----
                                                                   (Amounts in thousands)
Net premiums written:
         Specialty insurance           $  1,295,570      $  939,929     $  567,714    $  300,885   $  268,889
         Alternative markets                482,389         305,357        151,942        98,001       73,089
         Reinsurance                        861,457         601,969        196,572       261,280      300,671
         Regional                           963,988         776,577        598,149       499,526      497,041
         International                       67,111          79,313        150,090       118,981       86,172
         Discontinued business                   --           7,345        193,629       227,571      201,857
                                       ------------      ----------     ----------    ----------   ----------
                  Total                $  3,670,515      $2,710,490     $1,858,096    $1,506,244   $1,427,719
                                       ============      ==========     ==========    ==========   ==========

Percentage of net premiums written:
         Specialty insurance                   35.3%           34.6%          30.5%         20.1%        18.8%
         Alternative markets                   13.1            11.3            8.2           6.5          5.1
         Reinsurance                           23.5            22.2           10.6          17.3         21.1
         Regional                              26.3            28.7           32.2          33.1         34.9
         International                          1.8             2.9            8.1           7.9          6.0
         Discontinued business                   --             0.3           10.4          15.1         14.1
                                              -----          -----           -----         -----        -----

Total                                         100.0%         100.0%         100.0%         100.0%       100.0%
                                              =====          =====          =====          =====        =====

         The following sections briefly describe our insurance segments. All of the domestic insurance subsidiaries except Admiral Insurance Company have an A.M. Best Company, Inc. ("A.M. Best") rating of "A (Excellent)" which is the third highest rating out of 15 possible ratings by A. M. Best. Admiral Insurance Company has a rating of "A+ (Superior)" which is A.M. Best's second highest rating. W. R. Berkley Insurance (Europe), Limited has a rating of "A- (Excellent)" which is A.M. Best's fourth highest rating. A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: "Best's Ratings reflect [its] opinion based on a comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. Ratings may be changed, suspended or withdrawn at any time for any reason at the discretion of A.M. Best Company. These ratings are not a warranty of an insurer's current or future ability to meet its contractual obligations, nor are they a recommendation to buy, sell or hold any security." A.M. Best reviews its ratings on a periodic basis, and ratings of the Company's subsidiaries are therefore subject to change.

                               SPECIALTY INSURANCE

         Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus lines, professional liability, commercial transportation, medical excess and surety markets. The specialty business is conducted through ten operating units. The companies within the segment are divided along the different customer bases and product lines which they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

         Admiral Insurance Company ("Admiral") provides excess and surplus lines coverages, with average annual premium per policy of approximately $43,000, that generally involve moderate to high degrees of risk due to the nature of the class of coverage (e.g., products liability) or insured entity (e.g., fireworks distributors). Admiral concentrates on commercial casualty, professional liability and commercial property lines of business produced by wholesale brokers.

         Admiral Excess Underwriters ("Admiral Excess"), a division of Admiral, writes commercial general liability and products liability coverage in excess of primary insurance or self-insured retentions.

         Nautilus Insurance Company ("Nautilus") insures excess and surplus risks, with average annual premium per policy of approximately $3,300, which are less complex and involve a lower degree of expected severity than those covered by Admiral. A substantial portion of Nautilus' business is written on a binding authority basis, subject to certain contractual limitations.

         Carolina Casualty Insurance Company ("Carolina") specializes in transportation insurance for long-haul trucking and public automobile risks, operating as an admitted carrier in all states.

         Monitor Liability Managers, Inc. ("Monitor") specializes in professional liability insurance, including directors' and officers' liability, employment practices liability, lawyers' professional liability, management liability, and non-profit directors' and officers' liability coverages.

         Vela Insurance Services, LLC ("Vela") is an excess and surplus lines underwriting manager that specializes in providing general liability and product liability coverages to small and medium size accounts having an average annual premium per policy of approximately $32,800.

         W. R. Berkley Insurance (Europe), Limited ("Berkley U.K.") is a United Kingdom authorized insurance company that began operations in July 2003. Berkley U.K. writes primarily professional indemnity business in the U.K.

         Berkley Medical Excess Underwriters, LLC ("Medical Excess") was established at the end of 2001 to provide medical malpractice excess insurance and reinsurance coverage and services to hospitals and hospital associations.

         Clermont Specialty Managers, Ltd. ("Clermont") writes package insurance programs for luxury condominium, cooperative and rental apartment buildings and restaurants in the New York City metropolitan area.

         Monitor Surety Managers, Inc. ("Surety") writes contract bonds, court and fiduciary bonds, license and permit bonds, and public official bonds, with a primary focus on providing surety bonds to mid-sized contractors.

         The following table sets forth the percentage of direct premiums written by each specialty unit:

                                 Year Ended December 31,
                   --------------------------------------------------
                    2003       2002       2001        2000       1999
                    ----       ----       ----        ----       ----
Admiral             32.3%      36.3%      37.9%       38.0%      35.8%
Nautilus            17.8       17.1       16.6        23.8       24.1
Carolina            14.3       17.3       18.1        10.4       17.7
Monitor             12.7       14.8       15.2        17.1       13.9
Vela                 9.7        8.6        7.1         3.9        2.2
Berkley UK           3.4         --         --          --         --
Medical Excess       3.3        0.8         --          --         --
Clermont             3.3        4.0        3.4         4.4        4.1
Admiral Excess       2.0         --         --          --         --
Surety               1.2        1.1        1.7         2.4        2.2
                   -----      -----      -----       -----      -----

          Total    100.0%     100.0%     100.0%      100.0%     100.0%
                   =====      =====      =====       =====      =====

         The following table sets forth the percentages of direct premiums written, by line, by our specialty insurance operations:

                                                     Year Ended December 31,
                                       ----------------------------------------------------
                                        2003       2002        2001        2000        1999
                                        ----       ----        ----        ----        ----
General Liability                       51.6%       44.8%       43.8%       42.8%       32.0%
Automobile Liability                    11.0        12.4        14.8        10.2        17.9
Professional Liability                  12.2        14.6        11.1        14.0        16.2
Fire and Allied Lines                    7.2         9.2         8.9         8.8         7.5
Directors' and Officers' Liability       5.8         6.4         6.4         6.8         6.3
Commercial Multi-Peril                   1.9         3.1         4.3         4.4         3.3
Automobile Physical Damage               1.9         2.6         3.7         4.1         6.3
Medical Malpractice                      5.3         3.6         2.9         3.6         5.9
Surety                                   1.2         1.1         1.6         2.4         2.1
Inland Marine                            1.2         1.6         2.0         1.5         1.9
Workers' Compensation                    0.5         0.5         0.5         0.7         0.6
Other                                    0.2         0.1          --         0.7          --
                                       -----       -----       -----       -----       -----

                   Total               100.0%      100.0%      100.0%      100.0%      100.0%
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

         Each of our alternative markets operating units is involved in risk management and is organized according to one of the following product areas: insuring excess workers' compensation risks; insuring primary workers' compensation risks; and providing non-risk bearing services.

         Midwest Employers Casualty Company ("MECC") provides excess workers' compensation coverage to self-insured employers and groups above their self-insured or retained limits.

         Preferred Employers Insurance Company ("Preferred Employers") offers primary workers' compensation insurance in California. Insurance coverage is provided primarily to owner-managed small employers.

         Key Risk Insurance Company ("Key Risk") offers primary workers' compensation insurance principally in North Carolina. Insurance services are also provided through its affiliate, Key Risk Management Services.

         Berkley Risk Administrators Company, LLC ("BRAC") implements and manages alternative risk management programs and self-insurance pools for business, governments, educational institutions, tribal nations and non-profit entities. BRAC also provides administrative and claims services to insurance companies. BRAC's services include third-party administration, claims adjustment and management, employee benefit consulting, accounting services, insurance and reinsurance risk transfer, loss control and safety consulting, management information systems, regulatory compliance and relations, risk management consulting, alternative markets plan management, statistical analysis, underwriting and rating, and policy issuance. BRAC also writes property casualty insurance for self-insured entities.

         The following table sets forth the percentage gross premiums written by each alternative markets unit:

                                          Year Ended December 31,
                         ---------------------------------------------------------
                          2003          2002         2001         2000         1999
                          ----          ----         ----         ----         ----
MECC                      41.1%         51.6%        53.6%        63.4%        68.7%
Preferred Employers       29.8          24.3         20.6          9.7          3.9
BRAC                      15.1           4.5          1.5          0.5           --
Key Risk                  14.0          19.6         24.3         26.4         27.4
                         -----         -----        -----        -----        -----
              Total      100.0%        100.0%       100.0%       100.0%       100.0%
                         =====         =====        =====        =====        =====

         The following table sets forth services fees for insurance services business conducted by BRAC and Key Risk (amounts in thousands):

                                       Year Ended December 31,
                     --------------------------------------------------------
                     2003         2002         2001        2000        1999
                     ----         ----         ----        ----        ----
Services fees      $101,715     $ 86,095     $ 74,913    $ 63,434    $ 65,941

                                   REINSURANCE

         Our reinsurance operations consist of seven operating units, which specialize in underwriting property casualty reinsurance on both a treaty and a facultative basis on behalf of Berkley Insurance Company. Treaty reinsurance is the reinsurance of all or a specified portion or category of risks underwritten by the ceding company during the term of the agreement. Facultative reinsurance is the reinsurance of individual risks whereby a reinsurer has the opportunity to analyze and separately underwrite a risk prior to agreeing to be bound.

         Signet Star Re, LLC ("Signet Star") focuses on specialty lines of business, including professional liability, umbrella, workers' compensation, commercial automobile and trucking, where knowledge and expertise in a specific area is valued over the capital scale of the reinsurance provider. Signet Star emphasizes casualty excess of loss treaties and seeks significant participations in order to have greater influence over the terms and conditions of coverage. Signet Star is committed exclusively to the broker market segment of the treaty reinsurance industry; accordingly, its business is produced through reinsurance brokers or intermediaries as opposed to direct relationships with the ceding companies. This permits Signet Star to have wider market access.

         Facultative ReSources, Inc. ("Fac Re") specializes in individual certificate and program facultative business developed through brokers. Its experienced underwriters seek to offset the underwriting and pricing cycles in the underlying insurance business by working closely with ceding company clients to develop appropriate underwriting criteria and through superior risk selection.

         B F Re Underwriting, LLC. ("BF Re"), which commenced operations in 2002, writes facultative reinsurance on a direct basis.

         Lloyd's reinsurance represents quota share reinsurance contracts with MAP Capital Limited, a Lloyd's corporate member, and two Lloyd's syndicates managed by Kiln plc. Map Capital Limited and the Lloyd's syndicates underwrite a broad range of mainly short-tail classes of business on a worldwide basis.

         Berkley Underwriting Partners, LLC ("Berkley Underwriting Partners") writes specialty insurance products through program administrators and managing general underwriters.

         Fidelity & Surety Reinsurance Managers, LLC ("Fidelity and Surety") offers reinsurance coverage to a limited number of regional fidelity and surety accounts.

         Berkley Risk Solutions ("Berkley Risk Solutions") was formed in 2003, and in 2004 began to provide insurance and reinsurance based financial solutions to insurance companies and self insured entities.

         The following table sets forth the percentages of gross premiums written by each reinsurance unit:

                                                    Year Ended December 31,
                                 -------------------------------------------------------------
                                  2003          2002           2001         2000          1999
                                  ----          ----           ----         ----          ----
Signet Star                       34.0%         35.4%         56.3%         76.8%          79.6%
Fac Re                            28.0          24.3          26.9          15.2           12.6
Lloyds                            23.9          27.8            --            --             --
Berkley Underwriting Partners      7.9          11.0          10.2            --             --
B F Re                             5.7            --            --            --             --
Fidelity and Surety                0.5           1.5           6.6           8.0            7.8
                                 -----         -----         -----         -----          -----
                    Total        100.0%        100.0%        100.0%        100.0%         100.0%
                                 =====         =====         =====         =====          =====

         The following table sets forth the percentage of gross premiums written, by property versus casualty business, by our reinsurance operations:

                                       Year Ended December 31,
                    -------------------------------------------------------------
                     2003           2002          2001          2000         1999
                     ----           ----          ----          ----         ----
Property             23.4%          24.8%          8.4%         14.4%        20.6%
Casualty             76.6           75.2          91.6          85.6         79.4
                    -----          -----         -----         -----        -----
         Total      100.0%         100.0%        100.0%        100.0%       100.0%
                    =====          =====         =====         =====        =====

                                    REGIONAL

         Our regional subsidiaries provide commercial insurance products to customers primarily in 32 states. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of W. R. Berkley. The regional operations are conducted through four geographic regions based on markets served: Continental Western Insurance Group ("Continental Western") in the Midwest, Acadia Insurance Company ("Acadia") in New England, Union Standard Insurance Group ("Union Standard") in the South (excluding Florida) and Berkley Mid Atlantic Group in the Mid Atlantic region.

         The regional subsidiaries primarily sell insurance products through a network of non-exclusive independent agents who are compensated on a commission basis. Our regional companies underwrite all major commercial lines.

         The following table sets forth the percentage of direct premiums written by each region:

                                              Year Ended December 31,
                           -------------------------------------------------------------
                            2003          2002          2001          2000           1999
                            ----          ----          ----          ----           ----
Continental Western         39.7%         39.8%        42.3%          42.9%          45.1%
Acadia                      29.6          28.7         26.7           24.7           21.5
Union Standard              16.6          16.7         15.8           16.4           14.4
Berkley Mid Atlantic        14.1          14.8         15.2           16.0           19.0
                           -----         -----         ----          -----          -----

             Total         100.0%        100.0%       100.0%         100.0%         100.0%
                           =====         =====        =====          =====          =====

         The following table sets forth the percentages of direct premiums written, by line, by our regional insurance operations:

                                                    Year Ended December 31,
                                 -------------------------------------------------------------
                                  2003          2002         2001          2000           1999
                                  ----          ----         ----          ----           ----
Commercial Multi-Peril            37.6%         36.2%         29.9%         28.9%          28.1%
Workers' Compensation             24.8          24.9          24.3          22.7           22.8
Auto Liability                    17.8          17.4          17.9          18.9           18.7
Auto Physical Damage               8.1           7.9           8.3           9.0            9.0
General Liability                  5.7           6.1           8.3           8.7            8.7
Fire and Allied Lines              1.3           2.2           4.3           4.3            4.9
Inland Marine                      1.9           2.6           3.9           4.1            4.4
Surety                             0.7           0.8           1.0           1.0            0.9
Ocean Marine                       0.7           0.7           0.9           1.0            0.9
Other                              1.4           1.2           1.2           1.4            1.6
                                 -----         -----         -----         -----          -----

             Total               100.0%        100.0%        100.0%        100.0%         100.0%
                                 =====         =====         =====         =====          =====

         The following table sets forth the percentages of direct premiums written, by state, by our regional insurance operations:

                                   Year Ended December 31,
                   ------------------------------------------------------------
                   2003          2002         2001          2000           1999
                   ----          ----         ----          ----           ----
State
Kansas              7.9%          8.3%         7.9%          5.0%           4.8%
Massachusetts       7.7           7.2          7.2           5.8            4.6
Texas               6.4           6.2          6.3           6.0            5.3
Maine               6.2           7.5          7.9           8.0            6.8
New Hampshire       6.2           6.9          7.8           7.2            6.5
Iowa                4.7           4.6          5.5           6.5            6.4
Nebraska            4.5           4.8          5.4           5.3            5.1
Pennsylvania        4.2           3.9          2.4           2.1            3.7
Tennessee           4.1           1.8          1.6           2.0            2.0
Minnesota           3.8           3.5          3.7           4.1            5.5
Vermont             3.8           4.1          3.7           3.2            3.0
South Dakota        3.6           3.6          3.4           2.9            3.0
Missouri            3.5           3.2          3.5           3.7            4.4
North Carolina      3.2           4.0          4.9           5.4            6.0
Colorado            3.0           3.3          3.6           4.4            3.7
Wisconsin           2.8           2.7          2.9           2.7            3.0
Virginia            2.7           2.7          3.4           3.5            3.6
Mississippi         2.1           2.1          2.5           3.1            3.1
Illinois            2.0           2.2          2.3           2.7            3.0
Arkansas            1.9           1.9          2.3           2.7            2.2
Oklahoma            1.5           1.5          1.5           1.3            1.0
Idaho               1.5           1.5          1.3           1.2            1.5
South Carolina      1.1           1.3          1.6           2.0            1.9
Other              11.6          11.2          7.4           9.2            9.9
                  -----         -----        -----         -----          -----

         Total    100.0%        100.0%       100.0%        100.0%         100.0%
                  =====         =====        =====         =====          =====

                                  International

         The Company and Northwestern Mutual Life International, Inc. ("NML"), a wholly-owned subsidiary of The Northwestern Mutual Life Insurance Company, jointly own Berkley International, LLC ("Berkley International").

         Applying the same approach that we take for our domestic businesses, we believe that decentralized control is key to the success of our international effort. For example, we hire local insurance executives who have specialized knowledge of their customers, markets and products, and we link their compensation to meeting performance objectives.

         International operations are conducted in Argentina and Asia. In Argentina, we offer commercial and personal property casualty insurance. Our Argentina subsidiary ceased writing life insurance business in 2002. In the Philippines, we provide savings and life products to customers, and in Hong Kong we provide marketing and agency services to life insurers.

         The following table set forth the percentages of direct premiums for our international operations:

                                                     Year Ended December 31,
                                 -------------------------------------------------------------
                                 2003          2002          2001           2000          1999
                                 ----          ----          ----           ----          ----
Property casualty                91.7%         72.3%         77.9%          72.3%         72.3%
Life                              0.6          10.0          12.4           14.7          16.5
                                -----          ----         -----          -----         -----
         Total Argentina         92.3          82.3          90.3           87.0          88.8

Asia - Life                       7.7          17.7           9.7           13.0          11.2
                                -----          ----         -----          -----         -----

                    Total       100.0%        100.0%        100.0%         100.0%        100.0%
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

         The following table set forth the percentages of premiums for our discontinued business:

                                                           Year Ended December 31,
                                        -------------------------------------------------------------
                                        2003          2002          2001           2000          1999
                                        ----          ----          ----           ----          ----
Personal lines                            --          68.3%         61.8%          61.8%         74.3%
Alternative markets reinsurance
                                          --          31.7          38.2           38.2          25.7
                                        ----         -----         -----          -----         -----

                    Total                 --         100.0%        100.0%         100.0%        100.0%
                                        ====         =====         =====          =====         =====

                                 OTHER BUSINESS

         The Company owns a majority interest in Peyton Street Independent Financial Services ("Peyton Street"), a unitary thrift holding company that owns the common stock of InsurBanc. InsurBanc provides banking services principally to independent insurance agencies and their employees.

    Results by Industry Segment

         Summary financial information about our operating segments is presented on a GAAP basis in the following table:

                                                                                  Year Ended December 31,
                                                      -----------------------------------------------------------------------------
                                                         2003              2002            2001            2000             1999
                                                         ----              ----            ----            ----             ----
                                                                                  (Amounts in thousands)
Specialty Insurance

Revenues                                              $ 1,188,013       $  826,558     $   470,107      $  336,621       $  320,046
Income before income taxes                                201,885          136,112          34,554          32,104           43,331

Alternative Markets

Revenues                                                  551,091          359,230         234,430         189,425          172,119
Income before income taxes                                 85,397           62,703          34,255          34,944           25,807

Reinsurance

Revenues                                                  813,180          442,199         250,850         335,935          337,401
Income (loss) before income taxes                          59,984           14,981         (61,403)         26,026           16,461

Regional

Revenues                                                  923,965          749,750         608,682         560,748          542,422
Income (loss) before income taxes                         153,292          104,085          37,203           4,182          (70,964)

International

Revenues                                                   70,931           94,609         155,913         117,971           93,734
Income (loss) before income taxes                           3,347           (1,757)         12,149           6,591            4,200

Discontinued business

Revenues                                                       --           55,774         232,403         232,392          213,816
Loss before income taxes                                       --          (10,682)       (133,480)         (9,936)         (25,646)

Other (1)

Revenues                                                   82,928           37,964         (10,588)          8,195           (5,870)
Loss before income taxes                                  (14,601)         (46,009)        (74,672)        (53,060)         (72,437)

Total

Revenues                                               $3,630,108       $2,566,084      $1,941,797      $1,781,287       $1,673,668
Income (loss) before income tax                           489,304          259,433        (151,394)         40,851          (79,248)

(1) Represents corporate revenues and expenses, realized investment gains and losses, and foreign exchange gains and losses, which are not allocated to business segments. Also includes the operating results of Peyton Street.

         The table below represents summary underwriting ratios, on a GAAP accounting basis for our insurance segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

                                                         Year Ended December 31,
                                 ---------------------------------------------------------------------
                                 2003           2002             2001            2000             1999
                                 ----           ----             ----            ----             ----
Specialty Insurance

Loss ratio                       63.3%          63.7%            71.0%           73.1%            68.1%
Expense ratio                    24.9           25.7             30.7            33.5             35.2
                                 ----          -----            -----           -----            -----
Combined ratio                   88.2%          89.4%           101.7%          106.6%           103.3%
                                 ====          =====            =====           =====            =====

Alternative Markets

Loss ratio                       68.6%          66.7%            76.5%           70.2%            65.8%
Expense ratio                    24.6           29.6             32.9            38.7             41.5
                                 ----          -----            -----           -----            -----
Combined ratio                   93.2%          96.3%           109.4%          108.9%           107.3%
                                 ====          =====            =====           =====            =====

Reinsurance

Loss ratio                       69.6%          75.0%           109.3%           73.3%            76.1%
Expense ratio                    29.5           31.7             38.3            33.3             33.3
                                 ----          -----            -----           -----            -----
Combined ratio                   99.1%         106.7%           147.6%          106.6%           109.4%
                                 ====          =====            =====           =====            =====

Regional

Loss ratio                       56.3%          59.1%            67.2%           75.5%            87.1%
Expense ratio                    31.2           32.4             35.0            35.1             37.5
                                 ----          -----            -----           -----            -----
Combined ratio                   87.5%          91.5%           102.2%          110.6%           124.6%
                                 ====          =====            =====           =====            =====

International

Loss ratio                       54.4%          54.2%            61.4%           62.1%            55.4%
Expense ratio                    42.3           51.3             40.6            41.7             47.5
                                 ----          -----            -----           -----            -----
Combined ratio                   96.7%         105.5%           102.0%          103.8%           102.9%
                                 ====          =====            =====           =====            =====

Discontinued Business

Loss ratio                         --           98.7%           131.4%           75.9%            77.0%
Expense ratio                      --           30.8             33.0            32.8             34.0
                                 ----          -----            -----           -----            -----
Combined ratio                     --          129.5%           164.4%          108.7%           111.0%
                                 ====          =====            =====           =====            =====

Total

Loss ratio                       63.4%          65.0%            82.1%           73.4%            76.8%
Expense ratio                    28.0           30.4             34.4            34.8             36.5
                                 ----          -----            -----           -----            -----
Combined ratio                   91.4%          95.4%           116.5%          108.2%           113.3%
                                 ====          =====            =====           =====            =====

Investments

         Investment results before income tax effects were as follows:

                                                                            Year Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                    2003               2002          2001            2000                   1999
                                                    ----               ----          ----            ----                   ----
                                                                        (Amounts in thousands)
Average investments, at cost                    $5,326,621          $3,881,121   $3,279,830       $3,046,364             $3,068,324
                                                ==========          ==========   ==========       ==========             ==========
Investment income,

    before expenses                             $  244,347          $  210,900   $  206,656       $  219,955             $  198,556
                                                ==========          ==========   ==========       ==========             ==========
Percent earned on

    average investments                                4.6%                5.4%         6.3%             7.2%                   6.5%
                                                ==========          ==========   ==========       ==========             ==========

Realized gains (losses)                         $   82,531          $   15,214   $  (12,252)      $    7,535             $   (5,683)
                                                ==========          ==========   ==========       ==========             ==========

Change in unrealized investment
    gains (losses) (1)                          $   21,613          $  124,188   $   31,277       $  109,273             $ (167,020)
                                                ==========          ==========   ==========       ==========             ==========

(1) The change in unrealized investment gains (losses) represents the difference between fair value and cost of investments at the beginning and end of the calendar year, including investments carried at cost.

         For comparison, following are the yield components of selected bond and stock indices:

                                                            Year Ended December 31,
                                        --------------------------------------------------------------------------
                                        2003             2002              2001             2000              1999
                                        ----             ----              ----             ----              ----
Lehman Brothers U.S. Aggregate
    Bond Index                          5.3%             6.0%              6.5%             6.9%              6.3%
                                        ===              ===               ===              ===               ===
Lehman Brothers Municipal Bond Index    4.8%             5.1%              5.2%             5.5%              5.1%
                                        ===              ===               ===              ===               ===
S&P 500 Index                           2.3%             1.3%              1.1%             1.0%              1.5%
                                        ===              ===               ===              ===               ===

         The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

                                    2003             2002             2001           2000              1999
                                    ----             ----             ----           ----              ----
1 year or less                       1.6%             3.1%              3.2%          3.5%              3.0%
Over 1 year through 5 years         21.1             16.9              20.5          22.1              16.4
Over 5 years through 10 years       19.0             25.4              23.2          21.8              26.0
Over 10 years                       36.8             27.8              26.2          27.7              34.6
Mortgage-backed securities          21.5             26.8              26.9          24.9              20.0
                                   -----            -----            -----          -----             -----
             Total                 100.0%           100.0%           100.0%         100.0%            100.0%
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

         While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to fluctuation. In particular, high levels of jury verdicts against insurers, as well as judicial decisions which "re-formulate" policies to expand coverage to include previously unforeseen theories of liability, e.g., those regarding pollution, other environmental exposures or man-made catastrophes, have produced unanticipated claims and increased the difficulty of estimating loss and loss adjustment expense reserves.

         We discount our liabilities for excess workers' compensation business and the workers' compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company's loss payout experience and is supplemented with data compiled from insurance companies writing similar business. The liabilities for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve for non-proportional business, and at the statutory rate for proportional business. The discount rates range from 3.9% to 6.5% with a weighted average rate of 5.0%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $393,000,000, $293,000,000 and $243,000,000 at
December 31, 2003, 2002 and 2001, respectively. The increase in the aggregate discount from 2002 to 2003 and from 2001 to 2002 resulted from the increase in workers' compensation reserves.

         To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. Environmental claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

         Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $31,866,000 and $28,509,000 at December 31, 2003 and 2002, respectively. The Company's gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $49,283,000 and $47,637,000 at December 31, 2003 and 2002, respectively. Net incurred losses and loss expenses (recoveries) for reported asbestos and environmental claims were approximately $4,749,000, $6,652,000 and ($4,503,000) in 2003, 2002 and 2001, respectively. Net paid losses and loss expenses (receivables) for reported asbestos and environmental claims were approximately $1,391,000, $2,938,000 and $125,000 in 2003, 2002 and 2001, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

         The following table sets forth the components of our net provision for losses and loss expense (amounts in thousands):

                                                     2003              2002              2001
                                                     ----              ----              ----
Net provision for losses and loss expense:
      Property casualty                          $ 2,049,656       $ 1,457,254      $     1,360,683
      Life                                               521             6,717               19,817
                                                 -----------       -----------      ---------------
                    Total                        $ 2,050,177       $ 1,463,971      $     1,380,500
                                                 ===========       ===========      ===============

         The table below provides a reconciliation of the beginning and ending property casualty reserves, on a gross of reinsurance basis (amounts in thousands):

                                                                    2003               2002               2001
                                                                    ----               ----               ----
Net reserves at beginning of year                                $2,323,241         $2,033,293         $1,818,049
                                                                 ----------         ----------         ----------
Net provision for losses and loss expenses:
  Claims occurring during the current year                        1,780,905          1,288,071          1,140,622
  Increase in estimates for claims occurring
       in prior years                                               272,850            173,732            211,344
  Net decrease (increase) in discount for prior years                (4,099)            (4,549)             8,717
                                                                 ----------         ----------         ----------
                                                                  2,049,656          1,457,254          1,360,683
                                                                 ----------         ----------         ----------
Net payments for claims:
  Current year                                                      268,170            373,541            443,802
  Prior years                                                       599,432            793,765            701,637
                                                                 ----------         ----------         ----------
                                                                    867,602          1,167,306          1,145,439
                                                                 ----------         ----------         ----------
Net reserves at end of year                                       3,505,295          2,323,241          2,033,293
Ceded reserves at end of year                                       686,796            844,684            730,557
                                                                 ----------         ----------         ----------
Gross reserves at end of year                                    $4,192,091         $3,167,925         $2,763,850
                                                                 ==========         ==========         ==========

         In the above table, claims occurring during the current year are net of discount of $96,356,000, $38,939,000 and $24,781,000 for the years ended
December 31, 2003, 2002 and 2001, respectively. Net payments in 2003 are net of $331 million of cash received upon the commutation of the aggregate reinsurance agreement (see Note 10 of Notes to Consolidated Financial Statements). Also, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the increase in estimates for claims occurring in prior years.

         A reconciliation between the reserves as of December 31, 2003 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles ("SAP") is as follows (amounts in thousands):

Net reserves reported on a SAP basis                  $ 3,495,274
Additions (deductions) to statutory reserves:
  International property & casualty reserves               26,735
  Loss reserve discounting (1)                            (16,714)
                                                      -----------
Net reserves reported on a GAAP basis                   3,505,295
  Ceded reserves reclassified as assets                   686,796
                                                      -----------
Gross reserves reported on a GAAP basis               $ 4,192,091
                                                      ===========

(1) For statutory purposes, we use a discount rate of 4.2% as permitted by the Department of Insurance of the State of Delaware.

         The following table presents the development of net reserves for 1993 through 2003. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

         The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1993 reserves have developed a $161 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a "run off" of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1993 is reserved for $2,000 as of December 31, 1993. Assuming this claim estimate was changed in 2003 to $2,300, and was settled for $2,300 in 2003, the $300 deficiency would appear as a deficiency in each year from 1993 through 2002.

                                                                    (Amounts in millions)
Year Ended December 31,        1993    1994    1995    1996    1997    1998    1999     2000     2001     2002    2003
---------------------------    ----    ----    ----    ----    ----    ----    ----     ----     ----     ----    ----
Discounted net reserves for
losses and loss expenses      $  783  $  895  $1,209  $1,333  $1,433  $1,583  $1,724   $1,818   $2,033   $2,323  $3,505

Reserve discounting               --      --     152     172     190     187     196      223      243      293     393
                              ------  ------  ------  ------  ------  ------  ------   ------   ------   ------  ------
Undiscounted net reserve         783     895   1,361   1,505   1,623   1,770   1,920    2,041    2,276    2,616   3,898
  for loss and loss
  expenses                       710     783     895   1,361   1,505

Net Re-estimated as of:
One year later                   776     885   1,346   1,481   1,580   1,798   1,934    2,252    2,450    2,889
Two years later                  755     872   1,305   1,406   1,566   1,735   2,082    2,397    2,671
Three years later                744     833   1,236   1,356   1,446   1,805   2,203    2,520
Four years later                 708     789   1,195   1,239   1,463   1,856   2,260
Five years later                 672     764   1,112   1,248   1,494   1,859
Six years later                  649     706   1,118   1,271   1,488
Seven years later                599     712   1,135   1,265
Eight years later                605     723   1,132
Nine years later                 610     725
Ten years later                  622

Cumulative redundancy
  (deficiency) undiscounted   $  161  $  170  $  229  $  240  $  135  $  (89) $ (340)  $ (479)  $ (395)  $ (273)
                              ======  ======  ======  ======  ======  ======  ======   ======   ======   ======

Cumulative amount of
  net liability paid
  through:
One year later                   186     221     265     332     365     496     584      702      794      599
Two years later                  221     355     434     523     574     795   1,011    1,255    1,191
Three years later                291     445     550     635     737   1,032   1,426    1,501
Four years later                 334     501     616     714     852   1,306   1,567
Five years later                 363     528     655     782   1,033   1,387
Six years later                  373     543     701     903   1,068
Seven years later                373     577     785     935
Eight years later                393     634     809
Nine years later                 421     654
Ten years later                  436

Discounted net reserves          783     895   1,209   1,333   1,433   1,583   1,724    1,818    2,033    2,323  3,505
Ceded Reserves                 1,233   1,176     451     450     477     538     617      658      731      845    687
                              ------  ------  ------  ------  ------  ------  ------   ------   ------   ------  -----
Discounted gross reserves      2,016   2,071   1,660   1,783   1,910   2,121   2,341    2,476    2,764    3,168  4,192
Reserve discounting               --      --     192     216     241     248     250      286      324      384    462
                              ------  ------  ------  ------  ------  ------  ------   ------   ------   ------  -----
Gross reserve                 $2,016  $2,071  $1,852  $1,999  $2,151  $2,369  $2,591   $2,762   $3,088   $3,552  $4,654
                              ======  ======  ======  ======  ======  ======  ======   ======   ======   ======  ======

Gross Re-estimated as of:
  One year later               2,010   2,043   1,827   1,965   2,132   2,390   2,653    2,827    3,153    3,957
  Two years later              1,966   2,026   1,789   1,959   2,096   2,389   2,556    2,730    3,461
  Three years later            1,955   1,983   1,754   1,909   2,010   2,218   2,385    2,900
  Four years later             1,913   1,951   1,733   1,823   1,871   2,079   2,465
  Five years later             1,855   1,928   1,681   1,739   1,787   2,102
  Six years later              1,815   1,899   1,630   1,688   1,795
  Seven years later            1,788   1,858   1,589   1,692
  Eight years later            1,757   1,827   1,593
  Nine years later             1,737   1,834
  Ten Years later              1,754

Gross cumulative redundancy
(deficiency)                  $  262   $ 237   $ 259   $ 307  $  356  $  267  $  126   $ (138)  $ (373)  $ (405)
                              ======  ======  ======  ======  ======  ======  ======   ======   ======   ======

Reinsurance

         We follow the customary industry practice of reinsuring a portion of our exposures and paying to reinsurers a part of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of "A (Excellent)" or better with $500 million in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of "A-(Excellent)" or better with $250 million in policyholder surplus. As a result of the attacks of September 11, 2001, many reinsurers have significantly changed their underwriting guidelines, and limit or no longer provide terrorism coverage. See "Management's Discussion and Analysis of Financial Condition and Result of Operations" and Note 10 of "Notes to Consolidated Financial Statements."

Regulation

         Our insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business, and the Company believes that it is in compliance in all material respects with such regulations. They are subject to statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Our property casualty subsidiaries, other than E&S and reinsurance subsidiaries, must generally file all rates with the insurance department of each state in which they operate. Our excess and surplus and reinsurance subsidiaries generally operate free of rate and form regulation.

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

         The NAIC utilizes a Risk Based Capital (RBC) formula which is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized RBC control level as of December 31, 2003.

         The Gramm-Leach-Bliley Act, or Financial Services Modernization Act of 1999 (the "Act"), was enacted in 1999 and significantly affects the financial services industry, including insurance companies, banks and securities firms. The Act modifies federal law to permit the creation of financial holding companies, which, as regulated by the Act, can maintain cross-holdings in insurance companies, banks and securities firms to an extent not previously allowed. The Act also permits or facilitates certain types of combinations or affiliations for financial holding companies. The Act establishes a functional regulatory scheme under which state insurance departments will maintain primary regulation over insurance activities, subject to provisions for certain federal preemptions.

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

         We receive funds from our insurance subsidiaries in the form of dividends and management fees for certain management services. Annual dividends in excess of maximum amounts prescribed by state statutes may not be paid without the approval of the insurance commissioner of the state in which an insurance subsidiary is domiciled.

         The Terrorism Risk Insurance Act of 2002 ("TRIA") became effective November 26, 2002. TRIA establishes a temporary Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program terminates on December 31, 2005. TRIA is applicable to almost all commercial lines of property and casualty insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program the federal government will pay 90% of an insurer's losses in excess of the insurer's applicable deductible. The insurer's deductible is based on a percent of earned premium for covered lines of commercial property and casualty insurance: for 2003 the deductible is 7% of 2002 premium, for 2004 it is 10% of 2003 premium and for 2005 it is 15% of 2004 premium. Based on our 2003 earned premiums, our deductible under TRIA during 2004 will be $277 million. Based on our estimated earned premiums for 2004, our deductible under TRIA during 2005 will increase to approximately $500 million. TRIA limits the federal governments share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.

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

         Competition for specialty and alternative markets business comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Under certain market conditions, standard carriers also compete for excess and surplus business.

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

Employees

         As of March 5, 2004, we employed 4,669 persons. Of this number, our subsidiaries employed 4,611 persons, of whom 2,459 were executive and administrative personnel and 2,152 were clerical personnel. We employed the remaining 58 persons at the parent company and in investment operations, of whom 43 were executive and administrative personnel and 15 were clerical personnel.

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

         The Company's internet address is www.wrberkley.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. The Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are accessible free of charge through this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our business faces significant risks. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected.

RISKS RELATING TO OUR INDUSTRY

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

OUR ACTUAL CLAIMS LOSSES MAY EXCEED OUR RESERVES FOR CLAIMS, WHICH MAY REQUIRE US TO ESTABLISH ADDITIONAL RESERVES.

         Our gross reserves for losses and loss expenses were approximately $4.2 billion as of December 31, 2003. Our loss reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred.

         Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. The major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management's assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors, including the actions of third parties which are beyond our control.

         The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. In periods with increased economic volatility, it becomes more difficult to accurately predict claim costs. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, we cannot assure you that our current reserves will prove adequate in light of subsequent events. Should we need to increase our reserves, our pre-tax income for the period would decrease by a corresponding amount.

         We increased our estimates for claims occurring in prior years by $273 million 2003, $174 million in 2002 and $211 million in 2001. We, along with the property casualty insurance industry in general, have experienced higher than expected losses for certain types of business written from 1998 to 2001. Although our reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our claim estimates will not need to be increased in the future.

         We discount our reserves for excess and assumed workers' compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting liabilities. The expected loss and loss expense payout pattern subject to discounting is derived from our loss payout experience and is supplemented with data compiled from insurance companies writing similar business. Changes in the loss and loss expense payout pattern are recorded in the period they are determined. If the actual loss payout pattern is shorter than anticipated, the discount will be reduced and pre-tax income will decrease by a corresponding amount.

AS A PROPERTY CASUALTY INSURER, WE FACE LOSSES FROM NATURAL AND MAN-MADE CATASTROPHES.

         Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, weather-related losses for our regional business were $55 million in 2001, $29 million in 2002 and $38 million in 2003. In addition, through our recent quota share arrangements with certain Lloyd's syndicates, we have additional exposure to catastrophic losses.

         Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, as well as terrorist activities. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.

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

         Some of our competitors, particularly in the reinsurance business, have greater financial and marketing resources than we do. These competitors within the reinsurance segment include Berkshire Hathaway, Employers Reinsurance, Transatlantic Reinsurance and Everest Reinsurance Company, which collectively comprise a majority of the U.S. property casualty reinsurance market. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers.

         New competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates.

WE, AS A PRIMARY INSURER, MAY HAVE SIGNIFICANT EXPOSURE FOR TERRORIST ACTS.

         To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a primary insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. For example, our losses from the World Trade Center attack in 2001 were $35 million.

         To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under The Terrorism Risk Insurance Act of 2002 ("TRIA") for up to 90% of our losses. However, any such coverage would be subject to a mandatory deductible based on a percent of earned premium for the covered lines of commercial property and casualty insurance. Based on our 2003 earned premiums, our deductible under TRIA during 2004 will be $277 million. Based on our estimated earned premiums for 2004, our deductible under TRIA during 2005 will increase to approximately $500 million. If TRIA is not extended beyond its stated termination date of December 31, 2005 or replaced by a similar program, our liability for terrorist acts could be a material amount. In addition, even this coverage provided under TRIA does not apply to reinsurance that we write.

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

         - rate and form regulation pertaining to certain of our insurance businesses; and

         - potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

         State insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Recently adopted federal financial services modernization legislation may lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations.

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

         In certain of our insurance businesses, the rates we charge our policyholders are subject to regulatory approval. Certain lines of business are subject to a greater degree of regulatory scrutiny then others. For example, the workers' compensation business is highly regulated. During 2003, approximately 12% of our net premiums written represented primary workers' compensation business. Of our net premiums written, approximately 4% represented primary workers' compensation business written in the State of California, which is undergoing workers' compensation reform that may adversely affect our ability to adjust rates.

RISKS RELATING TO OUR BUSINESS

OUR EARNINGS COULD BE MORE VOLATILE, ESPECIALLY SINCE WE HAVE INCREASED, AND EXPECT TO FURTHER SUBSTANTIALLY INCREASE, OUR LEVEL OF RETENTION IN OUR BUSINESS.

         We have increased our retention levels due to changes in market conditions and the pricing environment. We plan to purchase less reinsurance, the process by which we transfer, or cede, part of the risk we have assumed to a reinsurance company, thereby retaining more risk. As a result, our earnings could be more volatile and increased severities are more likely to have a material adverse effect on our results of operations and financial condition. A significant change in our retention levels could also cause our historical financial results, including compound annual growth rates, to be inaccurate indicators of our future performance on a segment or consolidated basis.

WE CANNOT GUARANTEE THAT OUR REINSURERS WILL PAY IN A TIMELY FASHION, IF AT ALL, AND, AS A RESULT, WE COULD EXPERIENCE LOSSES.

         We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders or, in cases where we are a reinsurer, to our reinsureds. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. As of December 31, 2003, the amount due from our reinsurers was $805 million, including amounts due from state funds and industry pools. Certain of these amounts due from reinsurers are secured by letters of credit or held in trust on our behalf. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims.

WE ARE RATED BY A.M. BEST AND STANDARD & POOR'S, AND A DECLINE IN THESE RATINGS COULD AFFECT OUR STANDING IN THE INSURANCE INDUSTRY AND CAUSE OUR SALES AND EARNINGS TO DECREASE.

         Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Certain of our insurance company subsidiaries are rated by A.M. Best, Standard & Poor's and Moody's Investors Services. A.M. Best, Standard & Poor's and Moody's ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain those ratings. All of the domestic insurance subsidiaries except Admiral Insurance Company have an A.M. Best Company, Inc. ("A.M. Best") rating of "A (Excellent)" which is the third highest rating out of 15 possible ratings by A. M. Best. Admiral Insurance Company has a rating of "A+ (Superior)" which is A.M. Best's second highest rating. W. R. Berkley Insurance (Europe), Limited has a rating of "A- (Excellent)" which is A.M. Best's fourth highest rating. The Standard & Poor's financial strength rating for our insurance subsidiaries is A+/negative (the seventh highest rating out of twenty-seven possible ratings). Our Moody's rating is A2 for Berkley Insurance Company (the sixth highest rating out of twenty-one possible ratings).

         If our ratings are reduced from their current levels by A.M. Best, Standard & Poor's and/or Moody's, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

IF MARKET CONDITIONS CAUSE REINSURANCE TO BE MORE COSTLY OR UNAVAILABLE, WE MAY BE REQUIRED TO BEAR INCREASED RISKS OR REDUCE THE LEVEL OF OUR UNDERWRITING COMMITMENTS.

         As part of our overall risk and capacity management strategy, we purchase reinsurance for certain amounts of risk underwritten by our insurance company subsidiaries, especially catastrophe risks. We also purchase reinsurance on risks underwritten by others which we reinsure. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO INVESTMENT, POLITICAL AND ECONOMIC RISKS.

         Our international operations, including our recent UK-based operations, expose us to investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition. For example, Argentina has recently experienced substantial political and economic problems, including the devaluation of the Argentinean peso. As a result, we recorded a charge of $18 million in 2001 and $10 million in 2002 to recognize other than temporary impairment of our investment in Argentine bonds.

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

RISKS RELATING TO OUR INVESTMENTS

A SIGNIFICANT AMOUNT OF OUR ASSETS IS INVESTED IN FIXED INCOME SECURITIES AND IS SUBJECT TO MARKET FLUCTUATIONS.

         Our investment portfolio consists substantially of fixed income securities. As of December 31, 2003, our investment in fixed income securities was approximately $4.3 billion, or 66% of our total investment portfolio.

         The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2003, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $203 million.

         The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. For example, we reported provisions for other than temporary impairments in the value of our fixed income investments of $27 million in 2001, $16 million in 2002 and $430,000 in 2003.

WE INVEST SOME OF OUR ASSETS IN EQUITY SECURITIES, INCLUDING MERGER ARBITRAGE INVESTMENTS AND REAL ESTATE SECURITIES, WHICH MAY DECLINE IN VALUE.

         We invest a portion of our investment portfolio in equity securities, including merger arbitrage investments. At December 31, 2003, our investments in equity securities was approximately $759 million, or 12% of our investment portfolio. Although we did not report any provisions for "other than temporary impairments" in the value of our equity securities in 2000 or in 2003, we reported such provisions in the amounts of $0.1 million in 2001 and $2.7 million in 2002.

         Nearly half our equity securities are invested in merger and convertible arbitrage trading. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. While our merger arbitrage positions are generally hedged against market declines, these equity investments are exposed primarily to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks. As a result of the reduced activity in the merger and acquisitions area, we may not be able achieve the returns that we have enjoyed in the past.

         Included in our equity security portfolio are investments in publicly traded real estate investment trusts ("REITs") and private real estate investment funds and limited partnerships. At December 31, 2003, our investments in these securities was approximately $254 million, or 4% of our investment portfolio. The values of our real estate investments are subject to fluctuations based on changes in the economy in general and real estate valuations in particular. In addition, the real estate investment funds and limited partnerships in which we invest are less liquid than our other investments.

RISKS RELATING TO PURCHASING OUR SECURITIES

WE ARE AN INSURANCE HOLDING COMPANY AND, THEREFORE, MAY NOT BE ABLE TO RECEIVE DIVIDENDS IN NEEDED AMOUNTS.

         Our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. For example, during 2000 and 2001, we received approximately $44.5 million and $7.2 million of dividends, respectively, from our insurance subsidiaries. We elected not to take any dividends from our insurance subsidiaries in 2002 and 2003.

         The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. During 2004, the maximum amount of dividends which can be paid without regulatory approval is approximately $197 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or pay dividends.

WE ARE SUBJECT TO CERTAIN PROVISIONS THAT MAY HAVE THE EFFECT OF HINDERING, DELAYING OR PREVENTING THIRD PARTY TAKEOVERS, WHICH MAY PREVENT OUR SHAREHOLDERS FROM RECEIVING PREMIUM PRICES FOR THEIR SHARES IN AN UNSOLICITED TAKEOVER AND MAKE IT MORE DIFFICULT FOR THIRD PARTIES TO REPLACE OUR CURRENT MANAGEMENT.

         Provisions of our certificate of incorporation and by-laws, as well as our rights agreement and state insurance statutes, may hinder, delay or prevent unsolicited acquisitions or changes of our control. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management without the concurrence of our board of directors.

These provisions include:

         - our classified board of directors and the ability of our board to increase its size and to appoint directors to fill newly created directorships;

         - the requirement that 80% of our stockholders must approve mergers and other transactions between us and the holder of 5% or more of our shares, unless the transaction was approved by our board of directors prior to such holder's acquisition of 5% of our shares;

         - the need for advance notice in order to raise business or make nominations at stockholders' meetings;

         -        our rights agreement which subject persons (other than William
                  R. Berkley) who acquire beneficial ownership of 15% or more of our common stock without board approval to substantial dilution; and

         - state insurance statutes that restrict the acquisition of control (generally defined as 5 - 10% of the outstanding shares) of an insurance company without regulatory approval.

ITEM 2. PROPERTIES

         W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2003, the Company had aggregate office space of 1,155,539 square feet, of which 350,589 were owned and 804,950 were leased.

         Rental expense was approximately $18,773,000, $17,586,000 and $18,021,000 for 2003, 2002 and 2001, respectively. Future minimum lease payments (without provision for sublease income) are $14,583,000 in 2004; $12,503,000 in 2005; $10,103,000 in 2006; and $26,525,000 thereafter.

ITEM 3. LEGAL PROCEEDINGS

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

         During 2003, two arbitration hearings in which subsidiaries of the Company were involved were completed. The Company recorded an increase in reserves for loss and loss expenses during the third quarter of 2003 of $15 million, which represents the excess of the Company's estimate of the ultimate cost of the disposition of these matters over amounts that were previously accrued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 2003 to a vote of holders of the Company's Common Stock.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Our Common Stock is traded on the New York Stock Exchange under the symbol "BER". All amounts have been adjusted to reflect the 3-for-2 common stock splits effected on August 27, 2003 and July 2, 2002.

                                              Common
                        Price Range       Dividends Paid
                    -------------------   --------------
                      High       Low         Per Share
                    --------   --------   --------------
2003:
Fourth Quarter      $  36.93   $  31.55    $   .07 cash
Third Quarter          36.01      31.27    $   .07 cash
Second Quarter         35.73      27.83    $   .07 cash
First Quarter          28.80      24.39    $   .07 cash

2002:
Fourth Quarter      $  26.85   $  20.76    $   .06 cash
Third Quarter          24.93      19.93    $   .06 cash
Second Quarter         27.20      23.98    $   .06 cash
First Quarter          25.80      21.36    $   .06 cash

         The closing price of the Common Stock on March 5, 2004, as reported on the New York Stock Exchange, was $42.46 per share. The approximate number of record holders of the Common Stock on March 5, 2004 was 585.

ITEM 6. SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 2003

                                                                          Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                    2003            2002             2001           2000             1999
                                                ------------    ------------    ------------    ------------    ------------
                                                                (Amounts in thousands, except per share data)
Net premiums written                            $  3,670,515    $  2,710,490    $  1,858,096    $  1,506,244    $  1,427,719
Premiums earned                                    3,234,610       2,252,527       1,680,469       1,491,014       1,414,384
Net investment income                                210,056         187,875         195,021         210,448         190,316
Service fees                                         101,715          86,095          75,771          68,049          72,344
Realized investment gains (losses)                    82,531          15,214         (12,252)          7,535          (5,683)
Foreign currency gains (losses)                         (839)         21,856             758             829            (381)
Total revenues                                     3,630,108       2,566,084       1,941,797       1,781,287       1,673,668
Interest expense                                      54,733          45,475          45,719          47,596          50,801
Income (loss) before income taxes                    489,304         259,433        (151,394)         40,851         (79,248)
Income tax (expense) benefit                        (150,626)        (84,139)         56,661          (2,451)         45,766
Minority interest                                     (1,458)           (249)          3,187          (2,162)           (566)
Preferred dividends                                       --              --              --              --            (497)
Net income (loss) before change in
    accounting and extraordinary gain                337,220         175,045         (91,546)         36,238         (34,545)
Cumulative effect of change in accounting                 --              --              --              --          (3,250)
Extraordinary gain                                        --              --              --              --             735
Net income (loss) attributable to
  common stockholders                                337,220         175,045         (91,546)         36,238         (37,060)
Data per common share (1):
  Net income (loss) per basic share                     4.06            2.29           (1.39)            .63            (.64)
  Net income (loss) per diluted share                   3.87            2.21           (1.39)            .62            (.64)
  Stockholders' equity                                 20.14           16.12           12.45           11.79           10.27
  Cash dividends declared                       $        .28    $        .24    $        .24    $        .24    $        .24
Weighted average shares outstanding:
      Basic                                           83,124          76,328          65,562          57,672          58,103
      Diluted                                         87,063          79,385          68,750          58,481          58,337
Investments (2)                                 $  6,480,713    $  4,663,100    $  3,607,586    $  3,112,540    $  2,995,980
Total assets                                       9,334,685       7,031,323       5,633,509       5,022,070       4,784,791
Reserves for losses
  and loss expenses                                4,192,091       3,167,925       2,763,850       2,475,805       2,340,890
Debt                                                 659,208         362,985         370,554         370,158         394,792
Trust preferred securities                           193,336         198,251         198,210         198,169         198,126
Stockholders' equity                            $  1,682,562    $  1,335,199    $    931,595    $    680,896    $    591,778

(1) Adjusted to reflect the 3-for-2 common stock splits effected on August 27, 2003 and July 2, 2002.

(2) Including trading account receivable from brokers and clearing organizations and trading account securities sold but not yet purchased.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the registrant's 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to the information under "Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the registrant's 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the registrant are contained in the registrant's 2003 Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is provided as to the directors and executive officers of the Company as of March 10, 2004:

         Name             Age                       Position
         ----             ---                       --------
William R. Berkley         58     Chairman of the Board, Chief Executive Officer, President
                                  and Chief Operating Officer
Eugene G. Ballard          51     Senior Vice President - Chief Financial Officer and Treasurer
William R. Berkley, Jr.    31     Senior Vice President - Specialty Operations, Director
Robert P. Cole             53     Senior Vice President - Regional Operations
Paul J. Hancock            42     Senior Vice President - Chief Corporate Actuary
Robert C. Hewitt           43     Senior Vice President - Alternative Markets Operations
Robert W. Gosselink        50     Senior Vice President - Insurance Risk Management
Ira S. Lederman            50     Senior Vice President - General Counsel and Secretary
James W. McCleary          57     Senior Vice President - Reinsurance Operations
James G. Shiel             44     Senior Vice President - Investments
Clement P. Patafio         39     Vice President - Corporate Controller
Philip J. Ablove           63     Director
Ronald E. Blaylock         44     Director
Mark E. Brockbank          51     Director
George G. Daly             63     Director
Richard G. Merrill         73     Director
Jack H. Nusbaum            63     Director
Mark L. Shapiro            59     Director

         As permitted by Delaware law, the Board of Directors of the Company is divided into three classes, the classes being divided as equally as possible and each class having a term of three years. Directors generally serve until their respective successors are elected at the annual meeting of stockholders which ends their term. None of the Company's directors has any family relationship with any other director or executive officer, except William R. Berkley, Jr. is the son of William R. Berkley. Each year the term of office of one class expires. In May 2003, the term of a class consisting of three directors expired. William R. Berkley, George G. Daly and Philip J. Ablove were elected as directors to hold office for a term of three years until the Annual Meeting of Stockholders in 2006 and until their successors are duly elected and qualify.

         William R. Berkley has been Chairman of the Board and Chief Executive Officer of the Company since its formation in 1967. He also currently serves as President and Chief Operating Officer, a position which he has held since March 1, 2000 and has held at various times from 1967 to 1995. Mr. Berkley also serves as Chairman of the Board or director of a number of public and private companies. These include Associated Community Bancorp, Inc. and its Connecticut Community Bank, N.A. subsidiary, FLOORgraphics, Inc.; Interlaken Capital, Inc.; Strategic Distribution, Inc.; The First Marblehead Corporation and W. R. Berkley Corporation Charitable Foundation. Mr. Berkley's current term as a director expires in 2006.

         Eugene G. Ballard has been Senior Vice President - Chief Financial Officer and Treasurer of the Company since June 1, 1999. Before joining the Company, Mr. Ballard was Executive Vice President and Chief Financial Officer of GRE Insurance Group, New York, New York since 1995.

         William R. Berkley, Jr. has been a Director of the Company since 2001, Senior Vice President - Specialty Operations since January 2003 and Vice Chairman of Berkley International, LLC since May 2002. He was Senior Vice President of the Company from January 2002 to January 2003 and Vice President from May 2000 to January 2002. Mr. Berkley joined the Company in September 1997. Mr. Berkley was President of Berkley International, LLC from January 2001 to May 2002, and was its Executive Vice President from March 2000 to January 2001. From July 1995 to August 1997, he served in the Corporate Finance Department of Merrill Lynch Investment Company. Mr. Berkley is also a director of Associated Community Bancorp, Inc. and its Connecticut Community Bank, N.A. subsidiary; Interlaken Capital, Inc.; LD Realty Advisors LLC; Strategic Distribution, Inc.; and W. R. Berkley Corporation Charitable Foundation. Mr. Berkley's current term as director expires in 2004.

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

         Robert C. Hewitt has been Senior Vice President - Alternative Markets of the Company since January 2004. Prior thereto, Mr. Hewitt was Senior Vice President-Risk Management from January 2002. Before joining the Company, Mr. Hewitt was a Senior Vice President for Benfield Blanch Inc. (and its predecessor, E. W. Blanch Co., Inc.), where he served from 1986 - 2002 and managed its New York City office since 1995. Mr. Hewitt has over 20 years of experience in the reinsurance and insurance industries.

         Robert W. Gosselink has been Senior Vice President - Insurance Risk Management of the Company since October 2003. Before joining the Company, Mr. Gosselink was Senior Vice President and Manager, Ceded Reinsurance and Portfolio Management for XL Global Services since 2001; and Senior Vice President XL America from 1999 to 2001, both subsidiaries of XL Capital Ltd. Mr. Gosselink held various positions in treaty underwriting and risk management since 1990 when he joined NAC Reinsurance Corporation, which was acquired by XL Capital Ltd. in 1999.

         Ira S. Lederman has been Senior Vice President - since January 1997 and General Counsel and Corporate Secretary of the Company since November 2001. Additionally, he has been General Counsel of Berkley International, LLC since January 1998. Previously, Mr. Lederman was General Counsel - Insurance Operations from August 2000, Assistant Secretary from May 1986, Assistant General Counsel from July 1989 until August 2000 and Vice President from May 1986 until January 1997. Prior thereto, Mr. Lederman was Insurance Counsel of the Company since May 1986 and Associate Counsel from April 1983.

         James W. McCleary has been Senior Vice President - Reinsurance Operations of the Company since August 2001. Mr. McCleary has served as President of Facultative ReSources, Inc., a Berkley subsidiary, since 1990 and chief underwriting officer since its inception. Mr. McCleary has over 30 years of experience in the reinsurance sector.

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

         Philip J. Ablove has been a director of the Company since August 2002. Mr. Ablove was Executive Vice President and Chief Financial Officer of Pioneer Companies, Inc. from March 1996 to December 2002 when he retired. He was Senior Vice President and Chief Financial Officer of W. R. Berkley Corporation from July 1973 until April 1983. Mr. Ablove's current term as a director expires in 2006.

         Ronald E. Blaylock has been a director of the Company since 2001. Mr. Blaylock is the Founder, Chairman and Chief Executive Officer of Blaylock & Partners, L.P., an investment banking firm. He held senior management positions with PaineWebber Group and Citicorp before launching Blaylock & Partners in 1993. Mr. Blaylock is also a director of Radio One, Inc. Mr. Blaylock's current term as director expires in 2004.

         Mark E. Brockbank retired, has been a director of the Company since 2001. Mr. Brockbank served from 1995 to 2000 as Chief Executive of XL Brockbank LTD, an underwriting management agency at Lloyd's of London. He was a founder of the predecessor firm of XL Brockbank LTD and was a director of XL Brockbank LTD from 1983 to 2000. Mr. Brockbank's current term as a director expires in 2004.

         George G. Daly has been a director of the Company since 1998. Dr. Daly is Fingerhut Professor and Dean Emeritus Stern School of Business, New York University since August 2002. Previously, he was Dean of Stern School of Business, and Dean Richard R. West Professor of Business, New York University for more than five years. In addition to his academic career, Dr. Daly served as Chief Economist at the U.S. Office of Energy Research and Development in 1974. Dr. Daly also serves as a director of The First Marblehead Corporation. Dr. Daly's current term as a director expires in 2006.

         Richard G. Merrill has been a director of the Company since 1994. Mr. Merrill was Executive Vice President of Prudential Insurance Company of America from August 1987 to March 1991 when he retired. Prior thereto, he served as Chairman and President of Prudential Asset Management Company since 1985. Mr. Merrill is also a director of Sysco Corporation. Mr. Merrill's current term as a director expires in 2005.

         Jack H. Nusbaum has been a director of the Company since 1967. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher LLP where he has been a partner for more than the last five years. He is also a director of Strategic Distribution, Inc. and The Topps Company, Inc. Mr. Nusbaum's current term as a director expires in 2005.

         Mark L. Shapiro has been a director of the Company since 1974. Since September 1998, Mr. Shapiro has been a private investor. From July 1997 through August 1998, Mr. Shapiro was a Senior Consultant to the Export-Import Bank of the United States. Previously, he was a Managing Director in the investment banking firm of Schroder & Co. Inc. for more than the past five years. Mr. Shapiro's current term as a director expires in 2005.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security ownership of certain beneficial owners

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and which is incorporated herein by reference.

         (b) Security ownership of management

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and which is incorporated herein by reference.

         (c) Changes in control

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and which is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Index to Financial Statements

         The Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's financial statements, together with the report thereon of KPMG LLP, appear in the Company's 2003 Annual Report to Stockholders and are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2003 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2003 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

                                                                Page
Index to Financial Statement Schedules
Independent Auditors' Report on Schedules and Consent            39
Schedule II - Condensed Financial Information of Registrant      40
Schedule III - Supplementary Insurance Information               44
Schedule IV - Reinsurance                                        45
Schedule VI - Supplementary Information concerning
              Property & Casualty Insurance Operations           46

(b)      Reports on Form 8-K

         None

(c)      Exhibits

         The exhibits filed as part of this report are listed on pages 36 and 37 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            W. R. BERKLEY CORPORATION

                                                 /s/ William R. Berkley
                                            By _______________________________
                                               William R. Berkley, Chairman of
                                               the Board and Chief Executive
                                               Officer

March 12, 2004

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

                  Signature                             Title                                Date
                  ---------                             -----                                ----
/s/ William R. Berkley                       Chairman of the Board and
-----------------------------------------     Chief Executive Officer                   March 12, 2004
       William R. Berkley
  Principal executive officer

/s/ William R. Berkley, Jr.                           Director                          March 12, 2004
-----------------------------------------
       William R. Berkley, Jr.

/s/ Philip J. Ablove                                  Director                          March 12, 2004
-----------------------------------------
         Philip J. Ablove

/s/ Ronald E. Blaylock                                Director                          March 12, 2004
-----------------------------------------
       Ronald E. Blaylock

/s/ Mark E. Brockbank                                 Director                          March 12, 2004
-----------------------------------------
       Mark E. Brockbank

/s/ George G. Daly                                    Director                          March 12, 2004
-----------------------------------------
       George G. Daly

/s/ Richard G. Merrill                                Director                          March 12, 2004
-----------------------------------------
       Richard G. Merrill

/s/ Jack H. Nusbaum                                   Director                          March 12, 2004
-----------------------------------------
       Jack H. Nusbaum

/s/ Mark L. Shapiro                                   Director                          March 12, 2004
-----------------------------------------
       Mark L. Shapiro

/s/ Eugene G. Ballard                        Senior Vice President,                     March 12, 2004
-----------------------------------------    Chief Financial Officer and
       Eugene G. Ballard                     Treasurer
   Principal accounting officer

/s/ Clement P. Patafio                       Vice President,                            March 12, 2004
-----------------------------------------    Corporate Controller
      Clement P. Patafio

ITEM 14. (c) EXHIBITS

Number

  (2.1) Agreement and Plan of Merger between the Company, Berkley Newco Corp. and MECC, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 0-7849) filed with the Commission on September 28, 1995.)

  (2.2) Agreement and Plan of Restructuring, dated July 20, 1995, by and among the Company, Signet Star Holdings, Inc., Signet Star Reinsurance Company, Signet Reinsurance Company and General Re Corporation (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K (File No. 0-7849) filed with the Commission on September 28, 1995).

  (3.1) Restated Certificate of Incorporation, as amended through May 19, 2003 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

  (3.2) Amendment, dated May 20, 2003, to the Company's Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-K (File No. 1-15202) filed with the Commission on August 6, 2003).

  (3.3) Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company's Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).

  (4.1) Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as trustee, relating to $200,000,000 principal amount of the Company's 5.875% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).

  (4.2) First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, as trustees, relating to $200,000,000 principal amount of the Company's 5.875% Senior Notes due 2013, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).

  (4.3) Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company's 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A. (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 14, 2003).

  (4.4) The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section
         (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

  (10.1) W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company's 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).

  (10.2) Form of Restricted Stock Unit Agreement (incorporated by reference to
         Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

  (10.3) The Company's lease dated June 3, 1983 with the Ahneman, Devaul and
         Devaul Partnership (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 2-98396) filed with the Commission on June 14, 1985).

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

  (10.6) W. R. Berkley Corporation Annual Incentive Compensation Plan
         (incorporated by reference to Annex A of the Company's 2002 Proxy Statement (File No. 1-15202) filed with the Commission on April 5,
         2002).

  (10.7) W. R. Berkley Corporation Long Term Incentive Compensation Plan
         (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 27, 1998).

  (10.8) 1997 Directors Stock Plan, as Amended and Restated as of May 11, 1999
         (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 0-7849) filed with the Commission on August 11, 1999).

  (13) Portions of the 2003 Annual Report to Stockholders of W. R. Berkley Corporation that are incorporated by reference in this Report on Form 10-K (filed herewith).

  (21) Following is a list of the Company's significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

                                                                                                          Percentage
                                                                               Jurisdiction of              owned
                                                                                Incorporation          by the Company(1)
                                                                               ----------------        -----------------
Berkley International, LLC(2)                                                    New York                     65%
Carolina Casualty Insurance Company                                              Florida                     100%
Clermont Specialty Managers, Ltd.                                                New Jersey                  100%
J/I Holding Corporation:                                                         Delaware                    100%
       Admiral Insurance Company:                                                Delaware                    100%
         Admiral Indemnity Company                                               Delaware                    100%
         Berkley London Holdings, Inc.(3)                                        Delaware                    100%
             W. R. Berkley London Finance, Limited                               United Kingdom               80%
             W. R. Berkley London Holdings, Limited                              United Kingdom               80%
                W. R. Berkley Insurance (Europe), Limited                        United Kingdom               80%
         Berkley Risk Administrators Company, LLC                                Minnesota                   100%
         Nautilus Insurance Company:                                             Arizona                     100%
             Great Divide Insurance Company                                      North Dakota                100%
Key Risk Management Services, Inc.                                               North Carolina              100%
Monitor Liability Managers, Inc.                                                 Delaware                    100%
Monitor Surety Managers, Inc.                                                    Delaware                    100%
Signet Star Holdings, Inc.:                                                      Delaware                    100%
       Berkley Insurance Company                                                 Delaware                    100%
          Berkley Regional Insurance Company                                     Delaware                    100%
            Acadia Insurance Company                                             Maine                       100%
              Chesapeake Bay Property and Casualty
              Insurance Company                                                  Maine                       100%
            Berkley Insurance Company of the Carolinas                           North Carolina              100%
            Continental Western Insurance Company                                Iowa                        100%
            Firemen's Insurance Company of Washington, D.C.                      Delaware                    100%
            Great River Insurance Company                                        Mississippi                 100%
            Tri-State Insurance Company of Minnesota                             Minnesota                   100%
            Union Insurance Company                                              Nebraska                    100%
            Union Standard Insurance Company                                     Oklahoma                    100%
         Key Risk Insurance Company                                              North Carolina              100%
         Midwest Employers Casualty Company:                                     Delaware                    100%
           Preferred Employers Insurance Company                                 California                  100%
         Facultative ReSources, Inc.                                             Connecticut                 100%
         Gemini Insurance Company                                                Delaware                    100%
         Nonprofits Insurance Company                                            Minnesota                   100%
         Riverport Insurance Company of California                               California                  100%
         StarNet Insurance Company                                               Delaware                    100%

1) W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent in indicated by an indentation, and its percentage ownership is as indicated in this column.

2) Owned by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (1%), Admiral Insurance Company (25%), Berkley Regional Insurance Company (10%), Nautilus Insurance Company (5%) and Berkley Insurance Company (24%).

3) Owned by Admiral Insurance Company (66.67%) and Berkley Insurance Company (33.33%)

  (23)   Independent Auditors' Report on Schedules and Consent

  (31.1) Certification of the Chief Executive Officer pursuant to Rule
         13a-14(a)/ 15d-14(a).

  (31.2) Certification of the Chief Financial Officer pursuant to Rule
         13a-14(a)/ 15d-14(a).

  (32.1)Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT

Board of Directors and Stockholders
W. R. Berkley Corporation

The audits referred to in our report dated February 11, 2004, incorporated by reference in the Form 10-K, included the related financial statement schedules as of December 31, 2003, and for each of the years in the three-year period ended December 31, 2003. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for goodwill in 2002.

We consent to the use of our reports incorporated by reference in the Registration Statements, (No. 333-109621) and (No. 333-00459)on Form S-3 and (No. 333-33935), (No. 33-88640) and (No. 33-55726) on Form S-8 of W. R. Berkley
Corporation.

                                                          KPMG LLP

New York, New York
March 12, 2004

                                                                     Schedule II
                            W. R. Berkley Corporation
                  Condensed Financial Information of Registrant
                         Balance Sheets (Parent Company)
                             (Amounts in thousands)

                                                                        December 31,
                                                               ---------------------------
                                                                   2003           2002
                                                               ------------   ------------
Assets
Cash and cash equivalents                                      $     69,864   $     30,349
Fixed maturity securities:
  Available for sale at fair value (cost $64 and $24,232)                64         26,016
Equity securities, at fair value:
  Available for sale (cost $493 and $691)                               513            763
  Trading account (cost $920 and $909)                                  920            909
Investments in subsidiaries                                       2,420,911      1,810,572
Due from subsidiaries                                                43,203            690
Deferred Federal income taxes                                        39,278         28,557
Real estate, furniture & equipment at cost, less accumulated
  depreciation                                                        8,466          7,979
Other assets                                                          2,586          2,080
                                                               ------------   ------------
                                                               $  2,585,805   $  1,907,915
                                                               ============   ============

Liabilities, Debt and Stockholders' Equity

Liabilities:
  Other liabilities                                                  62,446         47,273
  Debt                                                              647,461        327,192
  Trust preferred securities                                        193,336        198,251
                                                               ------------   ------------
                                                                    903,243        572,716
                                                               ------------   ------------
Stockholders' equity:
  Preferred stock                                                        --             --
  Common stock                                                       20,901         20,901
  Additional paid-in capital                                        820,388        816,223
  Retained earnings (including accumulated
    undistributed net income of
    subsidiaries of $968,965 and $574,717
    in 2003 and 2002, respectively)                                 939,911        623,651
Accumulated other comprehensive income                              119,977        104,603
  Treasury stock, at cost                                          (218,615)      (230,179)
                                                               ------------   ------------
                                                                  1,682,562      1,335,199
                                                               ------------   ------------
                                                               $  2,585,805   $  1,907,915
                                                               ============   ============

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statements of Operations (Parent Company)
                             (Amounts in thousands)

                                                        Years ended December 31,
                                                --------------------------------------
                                                   2003          2002          2001
                                                ----------    ----------    ----------
Management fees and investment income
  from affiliates, including dividends of
  $7,210, for 2001                              $    5,885    $    5,470    $   12,550
Realized investment gains (losses)                   1,540          (867)         (221)
Other income                                         2,359         2,924         4,678
                                                ----------    ----------    ----------
Total revenues                                       9,784         7,527        17,007

Expenses, other than interest expense               44,476        39,349        21,607
Interest expense                                    56,009        44,546        44,690
                                                ----------    ----------    ----------

Loss before Federal
  income taxes                                     (90,701)      (76,368)      (49,290)
                                                ----------    ----------    ----------

Federal income taxes:
  Federal income taxes (benefit) expense by
    subsidiaries on a separate return
    basis                                          185,342       106,145       (42,357)

  Federal income tax benefit (expense) on a
    consolidated return basis                     (151,669)      (77,438)       58,884
                                                ----------    ----------    ----------

Net benefit                                         33,673        28,707        16,527
                                                ----------    ----------    ----------

Loss before undistributed equity
  in net income (loss) of subsidiaries             (57,028)      (47,661)      (32,763)

Equity in undistributed net income (loss)
   of subsidiaries                                 394,248       222,706       (58,783)
                                                ----------    ----------    ----------

Net income (loss) attributable to
  common stockholders                           $  337,220    $  175,045    $  (91,546)
                                                ==========    ==========    ==========

See note to condensed financial statements.

                            W. R. Berkley Corporation
            Condensed Financial Information of Registrant, Continued
                    Statement of Cash Flows (Parent Company)
                             (Amounts in thousands)

                                                                 Years ended December 31,
                                                          --------------------------------------
                                                             2003          2002          2001
                                                          ----------    ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                       $  337,220    $  175,045    $  (91,546)
  Adjustments to reconcile net income to net
    cash flows provided by operating activities:
    Equity in undistributed net
      income of subsidiaries                                (394,248)     (222,706)       58,783
    Tax payments received from (paid) to subsidiaries        204,768        33,085        (9,668)
    Federal income taxes provided by subsidiaries
         on a separate return basis                         (185,341)     (106,145)       42,357
    Change in Federal income taxes                           (15,709)       59,082       (71,459)
    Realized investment losses (gains)                        (1,540)          867           221
    Employee stock benefit plan                                2,328            --            --
    Other, net                                                20,391        28,415        (9,960)
    Increase in trading account securities                       (11)           (6)          (39)
                                                          ----------    ----------    ----------
         Net cash used in operating activities               (32,142)      (32,363)      (81,311)
                                                          ----------    ----------    ----------
Cash flow used in investing activities:
  Proceeds from sales, excluding trading account:
    Fixed maturity securities available for sale              26,246        32,695        11,221
    Equity securities                                            198            --            --
  Proceeds from maturities and prepayments of
    fixed maturity securities                                     --         3,473         4,114
  Cost of purchases, excluding trading account:
    Fixed maturity securities                                   (544)      (28,811)      (42,744)
    Equity securities                                             --          (621)           --
  Cost of companies acquired                                      --        (3,730)           --
  Investments in and advances to
         subsidiaries, net                                  (251,255)     (206,277)     (112,805)
  Net additions to real estate, furniture &
         equipment                                            (1,446)       (6,597)       (1,469)
  Other, net                                                      --           628            (1)
                                                          ----------    ----------    ----------
  Net cash used in investing activities                     (226,801)     (209,240)     (141,684)
                                                          ----------    ----------    ----------
Cash flows provided by financing activities:
  Net proceeds from stock offering                                --       166,960       315,840
  Net change in short-term debt                                   --            --       (10,000)
  Purchase of treasury shares                                     --           (72)       (1,002)
  Cash dividends to common stockholders                      (27,681)      (17,872)      (14,707)
  Net proceeds from issuance of long-term debt               344,435            --            --
  Retirement of debt                                         (29,957)           --            --
  Net proceeds from stock options exercised                   13,401        12,986        25,052
  Other, net                                                  (1,740)           --         1,143
                                                          ----------    ----------    ----------
Net cash provided by financing activities                    298,458       162,002       316,326
                                                          ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents          39,515       (79,601)       93,331
Cash and cash equivalents at beginning of year                30,349       109,950        16,619
                                                          ----------    ----------    ----------
Cash and cash equivalents at end of year                  $   69,864    $   30,349    $  109,950
                                                          ==========    ==========    ==========

See note to condensed financial statements.

                            W. R. Berkley Corporation

            Condensed Financial Information of Registrant, Continued

                                December 31, 2003

             Note to Condensed Financial Statements (Parent Company)

         The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2002 and 2001 financial statements as originally reported to conform them to the presentation of the 2003 financial statements.

         The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, Federal income taxes payable by (or refundable to) subsidiary companies on a separate-return basis are paid to (or refunded by) W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

                                                                    Schedule III

                   W. R. Berkley Corporation and Subsidiaries
                       Supplementary Insurance Information
                        December 31, 2003, 2002 and 2001
                             (Amounts in thousands)

                                              Reserve for
                           Deferred policy    losses and                                            Net
                             acquisition         loss           Unearned         Premiums        investment
                                cost           expenses         premiums          earned           income
                           ---------------   ------------     ------------     ------------     ------------
December 31, 2003
Specialty                   $    141,442     $  1,372,110     $    667,106     $  1,117,781     $     70,232
Alternative markets               31,843          808,886          225,051          410,926           38,450
Reinsurance                       87,602        1,112,276          440,759          760,558           52,622
Regional                         119,961          775,166          517,451          880,597           43,368
International                     24,476           29,544            7,528           64,748            6,173
Discontinued                          --           94,109               --               --               --
Corporate and adjustments             --               --               --               --             (789)
                            ------------     ------------     ------------     ------------     ------------
Total                       $    405,324     $  4,192,091     $  1,857,895     $  3,234,610     $    210,056
                            ============     ============     ============     ============     ============

December 31, 2002
Specialty                   $    104,676     $    988,761     $    486,363     $    772,696     $     53,862
Alternative markets               24,720          634,620          184,800          235,558           37,641
Reinsurance                       63,470          766,740          312,764          398,287           43,912
Regional                         100,422          610,329          401,703          705,385           44,365
International                     14,912           21,907            4,359           89,284            5,325
Discontinued                          --          145,568              257           51,317            4,457
Corporate and adjustments             --               --               --               --           (1,687)
                            ------------     ------------     ------------     ------------     ------------
Total                       $    308,200     $  3,167,925     $  1,390,246     $  2,252,527     $    187,875
                            ============     ============     ============     ============     ============

December 31, 2001
Specialty                   $     73,731     $    810,865     $    312,242     $    428,058     $     41,021
Alternative markets                9,763          448,762           61,146          123,173           37,765
Reinsurance                       17,379          624,981           93,691          209,938           40,905
Regional                          78,708          613,805          327,006          555,750           51,640
International                     29,477           35,667           23,765          140,909           13,993
Discontinued                      15,052          229,770           61,790          222,641            9,762
Corporate and adjustments             --               --               --               --              (65)
                            ------------     ------------     ------------     ------------     ------------
Total                       $    224,110     $  2,763,850     $    879,640     $  1,680,469     $    195,021
                            ============     ============     ============     ============     ============
                                            Amortization of
                              Loss and      deferred policy      Other
                                Loss          acquisition    operating cost    Net premiums
                              expenses           costs        and expenses       written
                            ------------    ---------------  ---------------   ------------
December 31, 2003
Specialty                   $    707,711     $    236,654     $     41,763     $  1,295,570
Alternative markets              281,967           90,815           92,912          482,389
Reinsurance                      529,092          201,694           22,410          861,457
Regional                         496,156          233,339           41,177          963,988
International                     35,251           24,665            7,668           67,111
Discontinued                          --               --               --               --
Corporate and adjustments             --               --           42,797               --
                            ------------     ------------     ------------     ------------
Total                       $  2,050,177     $    787,167     $    248,727     $  3,670,515
                            ============     ============     ============     ============

December 31, 2002
Specialty                   $    492,160     $    156,441     $     41,845     $    939,929
Alternative markets              157,186           57,668           81,737          305,357
Reinsurance                      298,719          125,549              623          601,969
Regional                         416,815          201,382           27,469          776,577
International                     48,419           41,220            6,727           79,313
Discontinued                      50,672            7,733            8,051            7,345
Corporate and adjustments             --               --           40,760               --
                            ------------     ------------     ------------     ------------
Total                       $  1,463,971     $    589,993     $    207,212     $  2,710,490
                            ============     ============     ============     ============

December 31, 2001
Specialty                   $    304,056     $     93,372     $     38,125     $    567,714
Alternative markets               94,258           30,653           74,785          151,942
Reinsurance                      229,515           79,896              516          196,572
Regional                         373,647          167,681           26,955          598,149
International                     86,582           52,853            4,328          150,090
Discontinued                     292,442           67,610            5,831          193,629
Corporate and adjustments             --               --           21,171               --
                            ------------     ------------     ------------     ------------
Total                       $  1,380,500     $    492,065     $    171,711     $  1,858,096
                            ============     ============     ============     ============

                                                                     Schedule IV

                   W. R. Berkley Corporation and Subsidiaries
                                   Reinsurance
                  Years ended December 31, 2003, 2002 and 2001
                             (Amounts in thousands)

                                                            Assumed                 Percentage
                                                Ceded        from                    of amount
                                  Direct      to other       other         Net      assumed to
                                  amount      companies    companies     amount        net
                                ----------   ----------   ----------   ----------   ----------
Premiums written:
Year ended December 31, 2003:
    Specialty                   $1,396,825   $  132,647   $   31,392   $1,295,570       2.4%
    Alternative markets            517,095       74,649       39,943      482,389       8.3
    Reinsurance                     86,629      169,697      944,525      861,457     109.6
    Regional                     1,122,630      190,785       32,143      963,988       3.3
    International                   72,232        5,121           --       67,111        --
    Discontinued                        --           --           --           --        --
                                ----------   ----------   ----------   ----------
  Total                         $3,195,411   $  572,899   $1,048,003   $3,670,515      28.6%
                                ==========   ==========   ==========   ==========

Year ended December 31, 2002:
    Specialty                   $1,003,739   $   87,747   $   23,937   $  939,929       2.5
    Alternative markets            309,437       43,597       39,517      305,357      12.9
    Reinsurance                     97,040      167,859      672,788      601,969     111.8
    Regional                       939,927      178,573       15,223      776,577       2.0
    International                   87,265        7,952           --       79,313        --
    Discontinued                    13,229       12,010        6,126        7,345      83.4
                                ----------   ----------   ----------   ----------
  Total                         $2,450,637   $  497,738   $  757,591   $2,710,490      28.0%
                                ==========   ==========   ==========   ==========

Year ended December 31, 2001:
    Specialty                   $  645,060   $   90,485   $   13,139   $  567,714       2.3
    Alternative markets            144,687       17,497       24,752      151,942      16.3
    Reinsurance                     41,348       88,975      244,199      196,572     124.2
    Regional                       698,114      106,852        6,887      598,149       1.2
    International                  170,600       20,510           --      150,090        --
    Discontinued                   135,702       26,051       83,978      193,629      43.4
                                ----------   ----------   ----------   ----------
  Total                         $1,835,511   $  350,370   $  372,955   $1,858,096      20.1%
                                ==========   ==========   ==========   ==========

                                                                     Schedule VI

                   W. R. Berkley Corporation and Subsidiaries
   Supplementary Information Concerning Property-Casualty Insurance Operations
                        December 31, 2003, 2002 and 2001
                             (Amounts in thousands)

                                                   2003          2002           2001
Deferred policy acquisition costs               $  405,324    $  308,200    $  224,110
Reserves for losses and loss expenses            4,192,091     3,167,925     2,763,850
Unearned premium                                 1,857,895     1,390,246       879,640
Premiums earned                                  3,234,610     2,252,527     1,680,469
Net investment income                              210,056       187,875       195,021
Losses and loss expenses incurred:
  Current Year                                   1,780,905     1,288,071     1,140,622
  Prior Years                                      272,850       173,732       211,344
Net decrease (increase) in discount
  from prior years                                  (4,099)       (4,549)        8,717
Amortization of deferred policy
  acquisition costs                                787,167       589,993       492,065
Paid losses and loss expenses                      867,602     1,167,306     1,145,439
Net premiums written                             3,670,515     2,710,490     1,858,096