Form 10-Q
period 2004-03-31
BERKLEY W R CORP
filed 2004-05-06
CIK 11544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes    X             No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes    X             No

Number of shares of common stock, $.20 par value, outstanding as of May 3, 2004: 83,845,712

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Investments:
Cash and cash equivalents	$1,074,852	$1,431,466
Fixed maturity securities	4,988,947	4,293,302
Equity securities available for sale	316,640	316,629
Equity securities trading account	462,587	331,967
Investments in affiliates	160,921	126,772

Total investments	7,003,947	6,500,136
Premiums and fees receivable	1,016,785	950,551
Due from reinsurers	822,593	804,962
Accrued investment income	58,725	54,313
Prepaid reinsurance premiums	209,567	193,693
Deferred policy acquisition costs	425,194	405,324
Real estate, furniture & equipment at cost, less accumulated depreciation	147,119	143,792
Deferred income taxes	41,081	35,813
Goodwill	59,021	59,021
Trading account receivable from brokers and clearing organizations	195,152	102,257
Other assets	93,125	84,823

Total assets	$10,072,309	$9,334,685

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$4,466,113	$4,192,091
Unearned premiums	2,010,024	1,857,895
Due to reinsurers	129,052	123,226
Trading securities sold but not yet purchased	243,835	119,100
Policyholders’ account balances	55,517	53,405
Other liabilities	451,036	415,714
Junior subordinated debentures	208,252	193,336
Senior notes and other debt	659,492	659,208

Total liabilities	8,223,321	7,613,975

Minority interest	37,494	38,148
Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 150,000,000 shares, issued and outstanding, net of treasury shares, 83,802,421 and 83,537,740 shares	20,901	20,901
Additional paid-in capital	821,406	820,388
Retained earnings	1,049,473	939,911
Accumulated other comprehensive income	134,983	119,977
Treasury stock, at cost, 20,699,839 and 20,964,520 shares	(215,269)	(218,615)

Total stockholders’ equity	1,811,494	1,682,562

Total liabilities and stockholders’ equity	$10,072,309	$9,334,685

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2004	2003
Revenues:
Net premiums written	$1,086,702	$892,059
Change in unearned premiums	(135,170)	(191,933)

Premiums earned	951,532	700,126
Net investment income	68,489	51,760
Service fees	28,239	25,469
Realized investment gains	29,903	14,604
Foreign currency gains (losses)	4	(1,238)
Other income	538	692

Total revenues	1,078,705	791,413

Expenses:
Losses and loss expenses	600,505	443,886
Other operating expenses	291,778	230,853
Interest expense	15,771	12,095

Total expenses	908,054	686,834

Income before income taxes and minority interest	170,651	104,579
Income tax expense	(54,026)	(32,986)
Minority interest	(470)	110

Income before change in accounting principle	116,155	71,703
Cumulative effect of change in accounting principle, net of taxes	(727)	—

Net income	$115,428	$71,703

Earnings per share:
Basic:
Income before change in accounting principle	$1.39	$.87
Cumulative effect of change in accounting principle, net of taxes	(.01)	—

Net income	$1.38	$.87

Diluted:
Income before change in accounting principle	$1.33	$.83
Cumulative effect of change in accounting principle, net of taxes	(.01)	—

Net income	$1.32	$.83

Average shares outstanding:
Basic	83,674	82,874

Diluted	87,589	85,992

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands, except per share data)

	Three Months Ended	Year Ended
	March 31, 2004	December 31, 2003
	(Unaudited)
Common Stock:
Beginning and end of period	$20,901	$20,901
Additional paid in capital:
Beginning of period	$820,388	$816,223
Stock options exercised	331	2,015
Restricted stock units earned	649	1,927
Other	38	223

End of period	$821,406	$820,388

Retained earnings:
Beginning of period	$939,911	$623,651
Net income	115,428	337,220
Elimination of international reporting lag	—	1,776
Dividends to stockholders	(5,866)	(22,736)

End of period	$1,049,473	$939,911

Accumulated other comprehensive income:
Unrealized investment gains:
Beginning of period	$120,807	$114,664
Net change in period	11,084	6,143

End of period	131,891	120,807

Currency translation adjustments:
Beginning of period	$(830)	$(10,061)
Net change in period	3,922	9,231

End of period	3,092	(830)

Total accumulated other comprehensive income	$134,983	$119,977

Treasury Stock:
Beginning of period	$(218,615)	$(230,179)
Stock issued under stock option plan	3,346	11,386
Other	—	178

End of period	$(215,269)	$(218,615)

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2004	2003
Cash flows provided by operating activities:
Net income	$115,428	$71,703
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment and foreign currency gains	(29,907)	(13,366)
Depreciation and amortization	13,946	6,718
Minority interest	470	(110)
Equity in undistributed earnings of affiliates	(4,914)	(935)
Stock incentive plans	687	—
Change in:
Equity securities trading account	(130,620)	(34,859)
Premiums and fees receivable	(66,234)	(123,164)
Due from reinsurers	(17,631)	(67,791)
Accrued investment income	(4,412)	1,359
Prepaid reinsurance premiums	(15,874)	(65,931)
Deferred policy acquisition cost	(19,870)	(44,466)
Deferred income taxes	(11,956)	29,242
Trading account receivable from brokers and clearing organizations	(92,895)	(8,369)
Other assets	(8,454)	(12,623)
Reserves for losses and loss expenses	274,022	217,887
Unearned premiums	152,129	258,022
Due to reinsurers	5,826	31,637
Trading account securities sold but not yet purchased	124,735	39,981
Other liabilities	(4,952)	(29,338)

Net cash flows provided by operating activities	279,524	255,597

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	239,421	278,714
Equity securities	69,606	17,330
Maturities and prepayments of fixed maturities securities	112,974	145,561
Investment in affiliates	1,373	314
Cost of purchases, excluding trading account:
Fixed maturity securities	(982,276)	(676,576)
Equity securities	(78,252)	(74,245)
Investment in affiliates	(30,541)	(41,738)
Change in balances due to/from security brokers	36,595	84,024
Net additions to real estate, furniture and equipment	(8,928)	(5,612)

Net cash flows used in investing activities	(640,028)	(272,228)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of debt	—	196,840
Policyholders’ account balances	2,112	4,640
Bank deposits	19,757	7,578
Advances from federal home loan bank	(15,435)	4,769
Repayment and repurchase of debt	—	(60,793)
Net proceeds from stock options exercised	3,677	1,422
Cash dividends	(5,866)	(10,473)
Other, net	(355)	1,349

Net cash flows provided by financing activities	3,890	145,332

Net increase (decrease) in cash and invested cash	(356,614)	128,701
Cash and invested cash at beginning of year	$1,431,466	$594,183

Cash and invested cash at end of period	$1,074,852	$722,884

Supplemental disclosure of cash flow information:
Interest paid	$16,556	$6,866

Federal income taxes paid, net	$11,303	$5,100

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2004

1. GENERAL

     The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Reclassifications have been made in the 2003 financial statements as originally reported to conform them to the presentation of the 2004 financial statements.

     The income tax provision has been computed based on the Company’s estimated annual effective tax rate, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was replaced in December 2003 by FIN 46R. FIN 46R addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities (“VIE”). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R requires VIEs to be consolidated by their primary beneficiaries. The Company adopted FIN 46R in 2003, except for the consolidation provisions which were adopted on January 1, 2004.

     As a result of adopting the consolidation provisions of FIN 46R, the Company deconsolidated the W. R. Berkley Capital Trust (the “Trust”). The Company owns preferred securities of the Trust that were previously accounted for at the date of purchase as an extinguishment of debt and eliminated in consolidation. The impact of de-consolidating the Trust was to increase fixed maturity securities by $13,787,000 and to increase junior subordinated debentures by $14,906,000, as of January 1, 2004. The difference between these two amounts, which was $727,000 after income taxes, was reported on the Company’s consolidated statement of operations as a cumulative effect of change in accounting principle.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
March 31, 2004

3. COMPREHENSIVE INCOME

     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
Net income	$115,428	$71,703
Other comprehensive income:
Change in unrealized foreign exchange gains (losses)	3,922	(2,098)
Unrealized holding gains on investment securities arising during the period, net of taxes	30,432	3,701
Reclassification adjustment for realized gains included in net income, net of taxes	(19,348)	(8,867)

Other comprehensive income (loss)	15,006	(7,264)

Comprehensive income	$130,434	$64,439

4. STOCK-BASED COMPENSATION

     The Company adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123”, effective as of January 1, 2003. Under the prospective method of adoption selected by the Company, the fair value recognition provisions of FASB 148 are applied to all employee awards granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data).

	For the Three Months
	Ended March 31,
	2004	2003
Net income, as reported	$115,428	$71,703
Add: Stock-based compensation expense included in reported net income, net of tax	25	3
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(981)	(1,194)

Pro forma net income	$114,472	$70,512

Earnings per share:
Basic – as reported	$1.38	$.87
Basic – pro forma	$1.37	$.85
Diluted – as reported	$1.32	$.83
Diluted – pro forma	$1.31	$.82

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
March 31, 2004

5. INVESTMENTS

     The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	March 31, 2004			December 31, 2003
	Amortized	Fair	Carrying	Amortized	Fair	Carrying
	Cost	Value	Value	Cost	Value	Value
Fixed maturity:
Held to maturity	$213,663	$234,885	$213,663	$203,891	$222,692	$203,891
Available for sale	4,599,028	4,775,284	4,775,284	3,923,156	4,089,411	4,089,411

Total	$4,812,691	$5,010,169	$4,988,947	$4,127,047	$4,312,103	$4,293,302

Equity securities available for sale	$289,257	$316,640	$316,640	$280,661	$316,629	$316,629
Trading Account:
Equity securities	$454,940	$462,587	$462,587	$321,687	$331,967	$331,967
Receivable from broker	195,152	195,152	195,152	102,257	102,257	102,257
Securities sold but not yet purchased	(239,767)	(243,835)	(243,835)	(110,782)	(119,100)	(119,100)

Total trading account	$410,325	$413,904	$413,904	$313,162	$315,124	$315,124

6. REINSURANCE CEDED

     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations (dollars in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
Ceded premiums earned	$113,798	$131,048
Ceded losses incurred	$65,560	$80,375

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
March 31, 2004

7. INDUSTRY SEGMENTS

     The Company’s operations are presently conducted through five segments of the insurance business: specialty lines of insurance, regional property casualty insurance, alternative markets, reinsurance, and international.

     Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus lines, professional liability, and commercial transportation markets. The specialty business is conducted through nine operating units. The companies within the segment are divided along the different customer bases and product lines which they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

     Our regional subsidiaries provide commercial insurance products to customers primarily in 32 states. Key clients of this segment are small-to-mid-sized businesses and governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the Company. The regional operations are conducted through four geographic regions based on markets served: Midwest, New England, Southern (excluding Florida) and Mid Atlantic.

     Our alternative markets operations specialize in developing, insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms. Our clients include employers, employer groups, insurers, and alternative market funds seeking less costly, more efficient ways to manage exposure to risks. In addition to providing primary and excess workers’ compensation insurance, the alternative markets segment also provides a wide variety of fee-based third-party administrative services.

     Our reinsurance operations specialize in underwriting property casualty reinsurance on both a treaty and a facultative basis. The principal reinsurance units are facultative reinsurance, which writes individual certificates and program facultative business, treaty reinsurance, which functions as a traditional reinsurer in specialty and standard reinsurance lines, and Lloyd’s reinsurance, which writes quota share reinsurance with certain Lloyd’s syndicates.

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
March 31, 2004

7. INDUSTRY SEGMENTS (continued)

     Summary financial information about the Company’s operating segments is presented in the following table. Income (loss) before income taxes by segment consists of revenues less expenses related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
	Earned	Investment			Pre-Tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income	Income

For the three months ended March 31, 2004:
Specialty	$343,105	$24,343	$—	$367,448	$65,183	$44,682
Regional	247,971	10,877	—	258,848	45,794	30,799
Alternative Markets	132,134	13,229	28,239	173,602	31,688	21,854
Reinsurance	210,646	18,699	—	229,345	21,315	15,631
International	17,676	1,678	115	19,469	1,591	114
Corporate and eliminations	—	(337)	423	86	(24,827)	(17,000)
Realized gains	—	—	29,907	29,907	29,907	19,348

Consolidated	$951,532	$68,489	$58,684	$1,078,705	$170,651	$115,428

For the three months ended March 31, 2003:
Specialty	$241,627	$16,194	$—	$257,821	$48,541	$31,455
Regional	198,205	11,279	—	209,484	32,195	21,463
Alternative Markets	82,974	9,527	25,469	117,970	21,949	14,745
Reinsurance	162,477	13,474	—	175,951	9,669	6,724
International	14,843	1,419	—	16,262	1,235	351
Corporate and eliminations	—	(133)	692	559	(22,376)	(11,902)
Realized gains	—	—	13,366	13,366	13,366	8,867

Consolidated	$700,126	$51,760	$39,527	$791,413	$104,579	$71,703

     Identifiable assets by segment are as follows (dollars in thousands):

	March 31,	December 31,
	2004	2003
Specialty	$3,402,712	$3,127,810
Regional	2,152,827	2,008,789
Alternative Markets	1,628,161	1,504,535
Reinsurance	3,678,600	3,493,171
International	159,413	152,571
Corporate other and eliminations	(949,404)	(952,191)

Consolidated	$10,072,309	$9,334,685

8. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

     The Company’s subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

SAFE HARBOR STATEMENT

     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2004 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, increases in the level of our retention, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those relating to fixed income securities, merger arbitrage investments, and other equity securities, exchange rate and political risks relating to our international operations, legislative and regulatory developments, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to successfully acquire and integrate companies and invest in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2004 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     W. R. Berkley Corporation is an insurance holding company that provides, through its subsidiaries, commercial property casualty insurance products and services. The Company’s primary sources of revenues and earnings are insurance and investments.

     The profitability of the Company’s insurance business is affected primarily by the adequacy of premium rates. The ultimate adequacy of premium rates is not known at the time a property casualty insurance policy is issued because premiums are determined before claims are reported. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and other disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. General insurance prices are also influenced by the available insurance capacity, i.e., the level of policyholders’ surplus employed in the industry and the industry’s willingness to deploy that capital.

     The Company’s invested assets, which are derived from its own capital and cash flow from insurance business, are invested principally in fixed income securities. The return on fixed income securities is affected primarily by general interest rates and the credit quality and duration of the securities. The Company also invests in equity securities, including equity securities related to merger arbitrage and convertible arbitrage strategies.

Critical Accounting Policies

     The notes to the Company’s financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, discuss its significant accounting policies. Management considers policies relating to reserves for losses and loss expenses to be critical to the portrayal of the Company’s financial condition and results since they require management to establish estimates based on complex and subjective judgments, often including the interplay of specific uncertainties with related accounting measurements.

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

     In general, when a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis to provide for losses incurred but not yet reported to the insurer, potential inadequacy of case reserves, the estimated expenses of settling claims, including legal and other fees and general expenses of administering the claims adjustment process, and a provision for potentially uncollectible reinsurance. Reserves are established based upon the then current legal interpretation of coverage provided.

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

     Each of the Company’s major operating units has an actuarial staff that has primary responsibility for assessing loss reserves. The Company’s corporate actuaries review the analyses prepared by its subsidiaries’ actuaries and also perform their own loss reserve reviews for most units. In addition, for certain operating units, the Company engages independent actuaries to perform an annual review and evaluation of loss reserves. On a regular basis, the actuaries use a variety of actuarial techniques and methods in estimating the Company’s ultimate liability for losses and loss expenses. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. This actuarial data is analyzed by line of business, coverage, and accident or policy year, as appropriate, for each operating unit. Industry loss experience is also used to supplement the Company’s own data in selecting “tail factors” and in areas where the Company’s own data is limited.

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

     Management determines the loss reserves included in the Company’s financial statements based on the actuarial estimates contained in the actuarial analyses. However, to the extent not already reflected in the actuarial analyses, management also considers qualitative factors that may affect the ultimate loss reserves, to determine its best estimate of the loss reserves. These qualitative considerations include, among others, the impact of re-underwriting initiatives, changes in the mix of business, changes in distribution sources and changes in terms and conditions. Examples of changes in terms and conditions that can have a significant impact on reserve levels are the use of aggregate policy limits, the expansion of coverage exclusions, whether or not defense costs are within policy limits and changes in deductibles and attachment points.

     For the three months ended March 31, 2004, the Company reported losses and loss expenses of $601 million, of which $49 million represented an increase in estimates for claims occurring in prior years. Following is a summary the increase in estimates for claims occurring in prior years by business segment:

•	Estimated prior year reinsurance claims increased by $22 million. The increase included higher estimates for business written from 1998 through 2001, primarily as a result of higher than expected reported losses on certain large casualty contracts and of a fidelity and surety claim.

•	Estimated prior year specialty claims increased by $15 million. The increase was primarily a result of increased estimates, including estimates of legal defense costs, for casualty and professional liability business written from 1998 through 2001 and the related effect on loss expectations for subsequent years.

•	Estimated prior year alternative markets claims increased $9 million. The increase includes higher estimates for workers’ compensation reserves, principally as a result of increased medical cost trends for excess workers’ compensation business.

•	Estimated prior year regional claims increased by $3 million.

Business Segment Results

     Following is a summary of gross premiums written, net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Specialty
Gross premiums written	$366,553	$321,306
Net premiums written	344,755	286,701
Premiums earned	343,105	241,627
Loss ratio	62.9%	61.7%
Expense ratio	25.2%	24.9%
Combined ratio	88.1%	86.6%

Regional
Gross premiums written	$336,543	$295,858
Net premiums written	290,638	237,754
Premiums earned	247,971	198,205
Loss ratio	55.0%	57.9%
Expense ratio	30.9%	31.5%
Combined ratio	85.9%	89.4%

Alternative Markets
Gross premiums written	$246,461	$170,181
Net premiums written	213,151	137,182
Premiums earned	132,134	82,974
Loss ratio	71.2%	67.3%
Expense ratio	19.2%	24.6%
Combined ratio	90.4%	91.9%

Reinsurance
Gross premiums written	$246,637	$262,392
Net premiums written	219,683	214,799
Premiums earned	210,646	162,477
Loss ratio	69.0%	71.9%
Expense ratio	29.7%	30.4%
Combined ratio	98.7%	102.3%

International
Gross premiums written	$20,530	$16,736
Net premiums written	18,475	15,623
Premiums earned	17,676	14,843
Loss ratio	49.7%	49.2%
Expense ratio	40.1%	45.4%
Combined ratio	89.8%	94.6%

Consolidated
Gross premiums written	$1,216,724	$1,066,473
Net premiums written	1,086,702	892,059
Premiums earned	951,532	700,126
Loss ratio	63.1%	63.4%
Expense ratio	27.1%	28.4%
Combined ratio	90.2%	91.8%

Results of Operations

     The following table presents the Company’s net income and net income per share for the three months ended March 31, 2004 and 2003 (amounts in thousands, except per share data).

	2004	2003
Net income	$115,428	$71,703
Weighted average diluted shares	87,589	85,992
Net income per diluted share	$1.32	$0.83

     The increase in net income in 2004 compared with 2003 reflects higher profits from underwriting activity as well as higher investment income and realized investment gains. The improvement in underwriting results reflects higher insurance prices, improved terms and conditions and growth in more profitable lines of business.

Gross Premiums Written. Gross premiums written were $1,217 million in 2004, up 14% from 2003. The increase in gross premiums written in 2004 was a result of higher prices as well as new business. A summary of gross premiums written in 2004 compared with 2003 by business segment follows:

•	Specialty premiums increased 14% to $367 million in 2004 compared with $321 million in 2003 due to higher prices and new business. The increase in premiums included a 13% increase for the Company’s three excess and surplus lines companies, a 6% increase for commercial transportation business and a 13% increase for Monitor Liability Managers, Inc., which specializes in directors and officers and lawyers professional liability business. Gross premiums written in 2004 include $18 million from the Company’s London-based unit, W. R. Berkley Insurance (Europe), Limited, which began operations in July, 2003.

•	Regional premiums increased by 14% to $337 million in 2004 compared with $296 million in 2003. The increase generally reflects higher prices across all four regional units.

•	Alternative markets premiums increased by 45% to $246 million in 2004 compared with $170 million in 2003. The increase included a 33% increase in excess workers’ compensation business and a 40% increase in primary workers’ compensation business. In addition, premiums assumed from assigned risk plans accounted for 11 percentage points of the overall 45% growth rate for the segment.

•	Reinsurance premiums decreased by 6% to $247 million in 2004 compared with $262 million in 2003. Gross premiums written decreased 42% to $41 million for reinsurance of certain Lloyd’s syndicates and 13% to $93 million for US treaty business. Facultative reinsurance premiums increased 31% to $113 million.

•	International premiums increased by 23% to $21 million in 2004 compared with $17 million in 2003.

Net Premiums Written. Net premiums written were $1,087 million in 2004, up 22% from 2003. Net premiums grew more than gross premiums due to a reduction in the portion of gross premiums ceded to reinsurers. The decrease in premiums ceded to reinsurers was a result of the termination of an aggregate reinsurance agreement effective December 31, 2003. Premiums ceded under the aggregate reinsurance agreement were $33 million in the first quarter of 2003.

Premiums Earned. Insurance premiums are earned ratably over the term of the policy. Premiums earned increased 36% in 2004 compared with 2003 as a result of substantial growth in premiums written throughout 2003.

Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Fixed maturity securities	$52,826	$48,887
Equity securities available for sale	4,217	4,109
Equity securities trading account	3,426	2,527
Investment in affiliates	4,914	935
Cash and cash equivalents	3,639	2,725
Other	(108)	308

Gross investment income	68,914	59,491
Interest on funds held under reinsurance treaties and investment expense	(425)	(7,731)

Total	$68,489	$51,760

     Net investment income increased 32% in 2004 compared with 2003. Average invested assets increased 39% to $6.5 billion in 2004 compared with $4.7 billion in 2003. The increase was a result of cash flow from operations and the proceeds from debt issued during 2003. The average annualized gross yield on investments was 4.3% in 2004 compared with 5.1% in 2003. The lower yield in 2004 reflects the decrease in general interest rate levels as well as an increase in the portion of the portfolio invested in cash equivalents and tax-exempt securities.

     Interest on funds held under reinsurance treaties and investment expense decreased by $7 million due to the termination of an aggregate reinsurance agreement effective December 31, 2003.

Realized Investment Gains and Losses. Realized investment gains and losses result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment gains were $30 million in 2004 and $15 million in 2003. Realized gains in 2004 resulted primarily from the sale of common and preferred equity securities and the sale of high yield fixed income securities. Realized gains in 2003 resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in municipal securities. There were no provisions for other then temporary impairment in the first three months of 2004 or 2003.

Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverages. Service fees increased 11% in 2004 compared with 2003 primarily as a result of an increase in service fees for managing assigned risk plans.

Losses and Loss Expenses. Losses and loss expenses increased 35% in 2004 compared with 2003 primarily as a result of the increased premium volume. The consolidated loss ratio decreased to 63.1% in 2004 from 63.4% in 2003. A summary of loss ratios in 2004 compared with 2003 by business segment follows:

•	The specialty segment’s loss ratio was 62.9% in 2004 compared with 61.7% in 2003 as higher prices and more favorable terms and conditions were offset by an increase in prior year reserves.

•	The regional loss ratio decreased to 55.0% in 2004 from 57.9% in 2003 primarily as a result of higher prices in 2003 and 2004. Weather-related losses for the regional segment were $4 million in 2004 and 2003.

•	The alternative market loss ratio was 71.2% in 2004 compared with 67.3% in 2003. The Company discounts its liabilities for excess workers’ compensation business because of the long period of time over which losses are paid. The increase in the loss ratio in 2004 reflects a lower discount rate for current year business and an increase in prior year reserves.

•	The reinsurance loss ratio was 69.0% in 2004 compared with 71.9% in 2003. The decrease reflects the improved results for the current accident year as a result of higher prices for both treaty and facultative risks.

•	The international loss ratio was 49.7% in 2004, nearly unchanged from 49.2% in 2003.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Underwriting expenses	$258,189	$199,161
Service company expenses	22,439	19,818
Other costs and expenses	11,150	11,874

Total	$291,778	$230,853

     Underwriting expenses increased 30% in 2004 compared with 2003 as a result of higher premium volume. The consolidated expense ratio decreased to 27.1% in 2004 from 28.4% in 2003. The decrease is due to a 36% increase in earned premiums with no significant increase in underwriting expenses other than commissions and premium taxes.

     Service company expenses represent the costs associated with the alternative market’s fee-based business. The increase in service expenses of 13% compared with 2003 was commensurate with the increase in service fee revenues of 11%.

     Other costs and expenses represent primarily general and administrative expenses for the corporate office and costs associated with our foreign operations. Other costs and expenses decreased 6% to $11 million.

Interest Expense. Interest expense increased 30% to $16 million as a result of the issuance of $200 million of 5.875% senior notes in February 2003 and $150 million of 5.125% senior notes in September 2003.

Income taxes. The effective income tax rate was 32% in 2004 and 2003. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income and state income taxes.

Investments

     As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, is believed adequate to meet foreseeable payment obligations. The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

     The carrying value of the Company’s investment portfolio as of March 31, 2004 and December 31, 2003 is as follows (dollars in thousands):

	March 31,	December 31,
	2004	2003
Cash and cash equivalents	$1,074,852	$1,431,466
Fixed maturity securities:
Short-term (a)	354,730	135,875
Long-term	4,634,217	4,157,427
Equity securities available for sale	316,640	316,629
Equity securities trading account(b)	413,904	315,124
Investments in affiliates	160,921	126,772
Unsettled trades	(39,175)	(2,580)

Total	$6,916,089	$6,480,713

(a)	Represents fixed maturities with effective maturity greater than 90 days and less then one year.

(b)	Represents trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account securities sold but not yet purchased.

Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of a portion of the portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At March 31, 2004 (as compared to December 31, 2003), the fixed maturities portfolio mix was as follows: U.S. Government securities were 15% (14% in 2003); state and municipal securities were 48% (46% in 2003); corporate securities were 11% (14% in 2003); mortgage-backed securities were 19% (21% in 2003); and foreign bonds were 7% in 2004 (5% in 2003). The effective duration of the Company’s fixed income securities, including cash and cash equivalents, was 3.9 years at March 31, 2004 compared with 4.1 years at December 31, 2003.

Equity Securities Available for Sale. Equity securities available for sale represent primarily investments in common and preferred stocks of publicly traded banks, utilities and real estate investment trusts.

Equity Securities Trading Account. The trading account is comprised of direct investments in arbitrage securities and investments in arbitrage-related limited partnerships that specialize in merger arbitrage and convertible arbitrage strategies. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Convertible arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities. The Company increased its investment in merger arbitrage securities by $100 million during the first quarter of 2004.

Investments in Affiliates. At March 31, 2004 (as compared to December 31, 2003), investments in affiliates were as follows: equity in Kiln plc was $44.1 million ($40.5 million in 2003); real estate partnerships were $59.9 million ($57.6 million in 2003); structured finance partnerships were $46.4 million ($17.8 million in 2003); and other investments were $10.5 million ($10.9 million in 2003).

Securities in an Unrealized Loss Position. The following table summarizes, for all securities in an unrealized loss position at March 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

		Gross unrealized
	Fair value	loss
Fixed maturities:
0 – 6 months	$434,133	$1,862
7- 12 months	198,794	2,394
Over 12 months	562	45

Total	$633,489	$4,301

Equities securities available for sale:
0 – 6 months	$45,413	$748
7- 12 months	16,059	167
Over 12 months	2,317	45

Total	$63,789	$960

Liquidity and Capital Resources

     Cash flow provided from operating activities increased to $280 million in 2004 from $256 million in 2003. The increase in operating cash flow in 2004 was primarily due to a higher level of cash flow from underwriting activities (premium collections less paid losses and underwriting expenses). Operating cash flow from investment activities decreased as a result of a cash transfer of $100 million to the arbitrage trading account.

     At March 31, 2004, the Company’s outstanding debt was $667 million (face amount). The maturities of the debt are $40 million in 2005, $100 million in 2006, $89 million in 2008, $150 million in 2010, $200 million in 2013, $76 million in 2022 and $12 million in 2023. The Company also has $210 million (face amount) of junior subordinated debentures that mature in 2045.

     At March 31, 2004, stockholders’ equity was $1,811 million and total capitalization (stockholders’ equity and debt) was $2,679 million. The percentage of the Company’s capital attributable to debt was 32% at March 31, 2004 compared with 34% at December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company’s market risk generally represents the risk of loss that may result from the potential change in the fair value of the Company’s investment portfolio as a result of fluctuations in prices, interest rates and currency exchange rates. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

     The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2003 to March 31, 2004, and the overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2003.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

     At March 31, 2004, 1,788,750 shares were available for repurchase under the Company’s repurchase authorization that was approved by the Board of Directors on November 10, 1998. No shares were repurchased during the three months ended March 31, 2004.

Item 5. Other Information

     In the first quarter of 2004, the Company’s Audit Committee approved non-audit services to be provided by KPMG LLP, the Company’s independent auditors, relating to the preparation of an actuarial opinion for a subsidiary of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

NONE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: May 6, 2004	/s/ WILLIAM R. BERKLEY

William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: May 6, 2004	/s/ EUGENE G. BALLARD

Eugene G. Ballard
Senior Vice President, Chief Financial Officer and Treasurer