Form 10-Q
period 2004-06-30
BERKLEY W R CORP
filed 2004-08-05
CIK 11544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

Number of shares of common stock, $.20 par value, outstanding as of August 3, 2004: 84,072,728

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Investments:
Cash and cash equivalents	$1,220,163	$1,431,466
Fixed maturity securities	5,015,607	4,293,302
Equity securities available for sale	354,231	316,629
Equity securities trading account	415,486	331,967
Investments in affiliates	172,721	126,772

Total investments	7,178,208	6,500,136
Premiums and fees receivable	1,041,958	950,551
Due from reinsurers	873,504	804,962
Accrued investment income	59,411	54,313
Prepaid reinsurance premiums	203,355	193,693
Deferred policy acquisition costs	433,228	405,324
Real estate, furniture & equipment at cost, less accumulated depreciation	149,394	143,792
Deferred income taxes	111,540	35,813
Goodwill	59,021	59,021
Trading account receivable from brokers and clearing organizations	108,529	102,257
Other assets	103,297	84,823

Total assets	$10,321,445	$9,334,685

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$4,822,575	$4,192,091
Unearned premiums	2,014,969	1,857,895
Due to reinsurers	130,624	123,226
Trading securities sold but not yet purchased	158,036	119,100
Policyholders’ account balances	59,017	53,405
Other liabilities	417,676	415,714
Junior subordinated debentures	208,263	193,336
Senior notes and other debt	659,776	659,208

Total liabilities	8,470,936	7,613,975

Minority interest	36,768	38,148
Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 300,000,000 shares, issued and outstanding, net of treasury shares, 84,043,852 and 83,537,740 shares	20,901	20,901
Additional paid-in capital	822,708	820,388
Retained earnings	1,153,082	939,911
Accumulated other comprehensive income	29,189	119,977
Treasury stock, at cost, 20,458,408 and 20,964,520 shares	(212,139)	(218,615)

Total stockholders’ equity	1,813,741	1,682,562

Total liabilities and stockholders’ equity	$10,321,445	$9,334,685

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues:
Net premiums written	$1,016,177	$875,457	$2,102,879	$1,767,516
Change in unearned premiums	(11,794)	(68,989)	(146,964)	(260,922)

Premiums earned	1,004,383	806,468	1,955,915	1,506,594
Net investment income	68,798	50,421	137,287	102,181
Service fees	27,707	25,910	55,946	51,379
Realized investment gains	9,860	43,717	39,767	57,083
Other income	6	441	544	1,133

Total revenues	1,110,754	926,957	2,189,459	1,718,370

Expenses:
Losses and loss expenses	626,578	514,157	1,227,083	958,043
Other operating expenses	310,476	258,160	602,254	489,013
Interest expense	15,754	13,273	31,525	25,368

Total expenses	952,808	785,590	1,860,862	1,472,424

Income before income taxes and minority interest	157,946	141,367	328,597	245,946
Income tax expense	(48,166)	(44,230)	(102,192)	(77,216)
Minority interest	(296)	(1,297)	(766)	(1,187)

Income before change in accounting principle	109,484	95,840	225,639	167,543
Cumulative effect of change in accounting principle, net of taxes	—	—	(727)	—

Net income	$109,484	$95,840	$224,912	$167,543

Earnings per share:
Basic:
Income before change in accounting principle	$1.31	$1.15	$2.69	$2.02
Cumulative effect of change in accounting principle, net of taxes	$—	$—	$(.01)	$—

Net income	$1.31	$1.15	$2.68	$2.02

Diluted:
Income before change in accounting principle	$1.25	$1.10	$2.57	$1.93
Cumulative effect of change in accounting principle, net of taxes	$—	$—	$(.01)	$—

Net income	$1.25	$1.10	$2.56	$1.93

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands, except per share data)

	Six Months Ended	Year Ended
	June 30, 2004	December 31, 2003
	(Unaudited)
Common Stock:
Beginning and end of period	$20,901	$20,901
Additional paid in capital:
Beginning of period	$820,388	$816,223
Stock options exercised	674	2,015
Restricted stock units earned	1,518	1,927
Other	128	223

End of period	$822,708	$820,388

Retained earnings:
Beginning of period	$939,911	$623,651
Net income	224,912	337,220
Elimination of international reporting lag	—	1,776
Dividends to stockholders	(11,741)	(22,736)

End of period	$1,153,082	$939,911

Accumulated other comprehensive income:
Unrealized investment gains:
Beginning of period	$120,807	$114,664
Net change in period	(81,243)	6,143

End of period	39,564	120,807

Currency translation adjustments:
Beginning of period	$(830)	$(10,061)
Net change in period	(9,545)	9,231

End of period	(10,375)	(830)

Total accumulated other comprehensive income	$29,189	$119,977

Treasury Stock:
Beginning of period	$(218,615)	$(230,179)
Stock issued under stock option plan	6,792	11,386
Stock repurchased	(337)	—
Other	21	178

End of period	$(212,139)	$(218,615)

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Six Months
	Ended June 30,
	2004	2003
Cash flows provided by operating activities:
Net income	$224,912	$167,543
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment gains	(39,767)	(57,083)
Depreciation and amortization	29,110	12,351
Minority interest	766	1,187
Equity in undistributed earnings of affiliates	(9,118)	(1,319)
Stock incentive plans	1,667	—
Change in:
Equity securities trading account	(83,519)	(72,443)
Premiums and fees receivable	(91,407)	(165,652)
Due from reinsurers	(68,542)	(48,000)
Accrued investment income	(5,098)	569
Prepaid reinsurance premiums	(9,662)	(73,914)
Deferred policy acquisition cost	(27,904)	(62,453)
Deferred income taxes	(26,358)	11,096
Trading account receivable from brokers and clearing organizations	(6,272)	23,896
Other assets	(18,774)	(21,486)
Reserves for losses and loss expenses	630,484	472,064
Unearned premiums	157,074	334,818
Due to reinsurers	7,398	5,134
Trading account securities sold but not yet purchased	38,936	41,852
Other liabilities	(34,468)	(21,133)

Net cash flows provided by operating activities	669,458	547,027

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	626,122	661,975
Equity securities	74,325	35,036
Maturities and prepayments of fixed maturities securities	270,829	284,163
Investment in affiliates	1,507	—
Cost of purchases, excluding trading account:
Fixed maturity securities	(1,691,433)	(1,059,270)
Equity securities	(132,725)	(120,210)
Investment in affiliates	(38,763)	(41,097)
Change in balances due to/from security brokers	25,526	51,315
Net additions to real estate, furniture and equipment	(16,639)	(14,568)

Net cash flows used in investing activities	(881,251)	(202,656)

Cash flows provided by financing activities:
Net proceeds from issuance of debt	—	196,840
Increase in policyholders’ account balances	5,612	25,353
Bank deposits received	22,587	8,522
Advances from (repayments to) federal home loan bank	(16,460)	8,822
Repayment of debt	—	(65,750)
Net proceeds from stock options exercised	7,466	4,672
Cash dividends	(5,864)	(10,472)
Stock repurchases	(337)	—
Other, net	(12,514)	(7,309)

Net cash flows provided by financing activities	490	160,678

Net increase (decrease) in cash and invested cash	(211,303)	505,049
Cash and invested cash at beginning of year	$1,431,466	$594,183

Cash and invested cash at end of period	$1,220,163	$1,099,232

Supplemental disclosure of cash flow information:
Interest paid	$30,822	$21,132

Federal income taxes paid, net	$138,677	$65,909

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2004

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

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
June 30, 2004

3. COMPREHENSIVE INCOME

     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$109,484	$95,840	$224,912	$167,543
Other comprehensive income:
Change in unrealized foreign exchange losses	(13,467)	(4,656)	(9,545)	(6,754)
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	(85,927)	67,329	(55,495)	71,030
Reclassification adjustment for realized gains included in net income, net of taxes	(6,400)	(28,287)	(25,748)	(37,154)

Other comprehensive income (loss)	(105,794)	34,386	(90,788)	27,122

Comprehensive income	$3,690	$130,226	$134,124	$194,665

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$109,484	$95,840	$224,912	$167,543
Add: Stock-based compensation expense included in reported net income, net of tax	28	10	53	12
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(1,005)	(1,196)	(1,986)	(2,390)

Pro forma net income	$108,507	$94,654	$222,979	$165,165

Earnings per share:
Basic – as reported	$1.31	$1.15	$2.68	$2.02
Basic – pro forma	$1.29	$1.14	$2.66	$1.99
Diluted – as reported	$1.25	$1.10	$2.56	$1.93
Diluted – pro forma	$1.23	$1.09	$2.54	$1.91

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
June 30, 2004

5. INVESTMENTS

     The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	June 30, 2004			December 31, 2003
	Amortized	Fair	Carrying	Amortized	Fair	Carrying
	Cost	Value	Value	Cost	Value	Value
Fixed maturity:
Held to maturity	$204,154	$217,626	$204,154	$203,891	$222,692	$203,891
Available for sale	4,772,536	4,811,453	4,811,453	3,923,156	4,089,411	4,089,411

Total	$4,976,690	$5,029,079	$5,015,607	$4,127,047	$4,312,103	$4,293,302

Equity securities available for sale	$339,060	$354,231	$354,231	$280,661	$316,629	$316,629
Trading Account:
Equity securities	$411,845	$415,486	$415,486	$321,687	$331,967	$331,967
Receivable from broker	108,529	108,529	108,529	102,257	102,257	102,257
Securities sold but not yet purchased	(156,465)	(158,036)	(158,036)	(110,782)	(119,100)	(119,100)

Total trading account	$363,909	$365,979	$365,979	$313,162	$315,124	$315,124

6. REINSURANCE CEDED

     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Ceded premiums earned	$120,591	$120,481	$234,389	$251,529
Ceded losses incurred	$99,885	$87,709	$165,445	$168,084

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
June 30, 2004

7. INDUSTRY SEGMENTS

     The Company’s operations are presently conducted in five segments of the insurance business: specialty lines of insurance, regional property casualty insurance, alternative markets, reinsurance, and international.

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
June 30, 2004

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

	Revenues
	Earned	Investment			Pre-Tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income	Income
For the three months ended June 30, 2004:
Specialty	$357,184	$24,364	$—	$381,548	$74,769	$50,914
Regional	263,996	10,613	—	274,609	37,405	25,321
Alternative Markets	143,641	14,047	27,707	185,395	32,821	22,668
Reinsurance	221,869	18,713	—	240,582	30,122	21,357
International	17,693	1,607	10	19,310	666	(130)
Corporate and eliminations	—	(546)	(4)	(550)	(27,697)	(17,046)
Realized gains	—	—	9,860	9,860	9,860	6,400

Consolidated	$1,004,383	$68,798	$37,573	$1,110,754	$157,946	$109,484

For the three months ended June 30, 2003:
Specialty	$271,333	$15,935	$—	$287,268	$54,756	$36,897
Regional	214,089	10,873	—	224,962	34,071	22,380
Alternative Markets	106,282	9,536	25,910	141,728	22,415	14,735
Reinsurance	196,632	12,744	—	209,376	10,460	7,237
International	18,132	1,662	—	19,794	1,767	1,219
Corporate and eliminations	—	(329)	441	112	(25,819)	(14,915)
Realized gains	—	—	43,717	43,717	43,717	28,287

Consolidated	$806,468	$50,421	$70,068	$926,957	$141,367	$95,840

	Revenues
	Earned	Investment			Pre-Tax	Net
	Premiums	Income	Other	Total	Income	Income
(dollars in thousands)
For the six months ended June 30, 2004:
Specialty	$700,289	$48,707	$—	$748,996	$139,952	$95,596
Regional	511,967	21,490	—	533,457	83,199	56,120
Alternative Markets	275,775	27,276	55,946	358,997	64,509	44,522
Reinsurance	432,515	37,412	—	469,927	51,437	36,988
International	35,369	3,285	125	38,779	2,257	(16)
Corporate and eliminations	—	(883)	419	(464)	(52,524)	(33,319)
Realized gains	—	—	39,767	39,767	39,767	25,748
Change in accounting	—	—	—	—	—	(727)

Consolidated	$1,955,915	$137,287	$96,257	$2,189,459	$328,597	$224,912

For the six months ended June 30, 2003:
Specialty	$512,960	$32,129	$—	$545,089	$103,297	$68,352
Regional	412,294	22,152	—	434,446	66,266	43,843
Alternative Markets	189,256	19,063	51,379	259,698	44,364	29,480
Reinsurance	359,109	26,218	—	385,327	20,129	13,961
International	32,975	3,081	—	36,056	3,002	1,570
Corporate and eliminations	—	(462)	1,133	671	(48,195)	(26,817)
Realized gains	—	—	57,083	57,083	57,083	37,154

Consolidated	$1,506,594	$102,181	$109,595	$1,718,370	$245,946	$167,543

     Identifiable assets by segment are as follows (dollars in thousands):

	June 30,	December 31,
	2004	2003
Specialty	$3,500,053	$3,127,810
Regional	2,149,284	2,008,789
Alternative Markets	1,685,482	1,504,535
Reinsurance	3,629,883	3,493,171
International	161,213	152,571
Corporate other and eliminations	(804,470)	(952,191)

Consolidated	$10,321,445	$9,334,685

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

Overview

     W. R. Berkley Corporation is an insurance holding company that provides, through its subsidiaries, commercial property casualty insurance products and services. The Company’s principal focus is casualty business. The Company’s primary sources of revenues and earnings are insurance and investments.

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

     The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed income securities. The return on fixed income securities is affected primarily by general interest rates and the credit quality and duration of the securities. The Company also invests in equity securities, including equity securities related to merger arbitrage and convertible arbitrage strategies.

Critical Accounting Estimates

     Management considers estimates and assumptions relating to reserves for losses and loss expenses to be critical to the portrayal of the Company’s financial condition and results since these estimates and assumptions are based on complex and subjective judgments, often including the interplay of specific uncertainties with related accounting measurements. Such estimates are also susceptible to change as significant periods of time may elapse between the occurrence of an insured loss, the report of the loss to the insurer and the insurer’s payment of that loss.

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

     Management determines the loss reserves included in the Company’s financial statements based on actuarial analyses prepared by its actuarial staff. The Company uses a variety of actuarial techniques and methods in estimating the Company’s ultimate liability for losses and loss expenses. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. This actuarial data is analyzed by line of business, coverage, and accident or policy year, as appropriate, for each operating unit. Industry loss experience is also used to supplement the Company’s own data in selecting “tail factors” and in areas where the Company’s own data is limited.

     The establishment of loss reserves includes consideration of qualitative factors that may affect the ultimate loss reserves. These qualitative considerations include, among others, the impact of re-underwriting initiatives, changes in the mix of business, changes in distribution sources and changes in terms and conditions. Examples of changes in terms and conditions that can have a significant impact on reserve levels are the use of aggregate policy limits, the expansion of coverage exclusions, whether or not defense costs are within policy limits and changes in deductibles and attachment points.

     For the six months ended June 30, 2004, the Company reported losses and loss expenses of $1,227 million, of which $92 million represented an increase in estimates for claims occurring in prior years. The increase in estimates for claims occurring in prior years by business segment was as follows: $33 million for reinsurance, $31 million for specialty, $17 million for alternative markets and $11 million for regional. The increase was primarily related to general liability, professional liability and workers’ compensation business written from 1997 through 2001, and was primarily a result of higher than expected reported losses for those years as well as increased estimates for legal defense costs and medical cost trends.

Results of Operations for the First Six Months of 2004 Compared with the First Six Months of 2003

     Following is a summary of gross premiums written, net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Specialty
Gross premiums written	$777,664	$670,242
Net premiums written	734,669	607,784
Premiums earned	700,289	512,960
Loss ratio	61.7%	61.6%
Expense ratio	25.3%	24.5%
Combined ratio	87.0%	86.1%
Regional
Gross premiums written	$668,017	$589,829
Net premiums written	578,544	475,979
Premiums earned	511,967	412,294
Loss ratio	56.9%	58.1%
Expense ratio	31.0%	31.2%
Combined ratio	87.9%	89.3%
Alternative Markets
Gross premiums written	$379,740	$271,677
Net premiums written	324,967	227,905
Premiums earned	275,775	189,256
Loss ratio	69.7%	67.7%
Expense ratio	21.1%	24.5%
Combined ratio	90.8%	92.2%
Reinsurance
Gross premiums written	$481,821	$505,754
Net premiums written	428,383	421,876
Premiums earned	432,515	359,109
Loss ratio	67.8%	71.6%
Expense ratio	29.0%	30.1%
Combined ratio	96.8%	101.7%
International
Gross premiums written	$40,178	$36,466
Net premiums written	36,316	33,972
Premiums earned	35,369	32,975
Loss ratio	51.4%	52.4%
Expense ratio	40.4%	43.6%
Combined ratio	91.8%	96.0%
Consolidated
Gross premiums written	$2,347,420	$2,073,968
Net premiums written	2,102,879	1,767,516
Premiums earned	1,955,915	1,506,594
Loss ratio	62.7%	63.6%
Expense ratio	27.3%	28.1%
Combined ratio	90.0%	91.7%

Results of Operations

     The following table presents the Company’s net income and net income per share for the six months ended June 30, 2004 and 2003 (amounts in thousands, except per share data).

	2004	2003
Net income	$224,912	$167,543
Weighted average diluted shares	87,925	86,661
Net income per diluted share	$2.56	$1.93

     The increase in net income in 2004 compared with 2003 reflects higher profits from underwriting activity as well as higher investment income. The improvement in underwriting results reflects higher insurance prices, improved terms and conditions and growth in more profitable lines of business.

Gross Premiums Written. Gross premiums written were $2,347 million in 2004, up 13% from 2003. The increase in gross premiums written in 2004 was a result of higher prices as well as new business. A summary of gross premiums written in 2004 compared with 2003 by business segment follows:

•	Specialty premiums increased by 16% to $778 million in 2004 compared with $670 million in 2003 due to higher prices and new business. The increase in premiums included a 13% increase for the Company’s three excess and surplus lines companies and a 22% increase for commercial transportation. Gross premiums for directors and officers liability insurance decreased 13% due to a more competitive market environment for that line of business. Gross premiums written in 2004 also include $40 million from the Company’s London-based unit, W. R. Berkley Insurance (Europe), Limited, which began operations in July 2003.

•	Regional premiums increased by 13% to $668 million in 2004 compared with $590 million in 2003. The increase generally reflects higher prices and new business across all four regional units.

•	Alternative markets premiums increased by 40% to $380 million in 2004 compared with $272 million in 2003 due to higher prices and new business. The increase included a 25% increase in excess workers’ compensation business and a 40% increase in primary workers’ compensation business. In addition, premiums assumed from assigned risk plans accounted for 8 percentage points of the overall 40% growth rate for the segment.

•	Reinsurance premiums decreased by 5% to $482 million in 2004 compared with $506 million in 2003. Gross premiums written for Lloyd’s reinsurance decreased 15% to $108 million due to a planned reduction in that business, and gross premiums for domestic treaty reinsurance decreased 15% to $190 million as a result of a more competitive market environment for that business. Facultative reinsurance premiums increased 18% to $184 million.

•	International premiums increased by 10% to $40 million in 2004 compared with $36 million in 2003.

Net Premiums Written. Net premiums written were $2,103 million in 2004, up 19% from 2003. Net premiums grew more than gross premiums due to a reduction in the portion of gross premiums ceded to reinsurers. The decrease in premiums ceded to reinsurers was a result of the termination of an aggregate reinsurance agreement effective December 31, 2003. Premiums ceded under the aggregate reinsurance agreement were $70 million in the first six months of 2003.

Premiums Earned. Premiums earned increased 30% in 2004 compared with 2003. Insurance premiums are earned ratably over the term of a given policy, and therefore premiums earned in 2004 are related to premiums written during both 2003 and 2004. The growth rate for 2004 earned premiums reflects the underlying growth in net premiums written of 35% for all of 2003 and 19% for the first six months of 2004.

Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Fixed maturity securities	$106,850	$97,593
Equity securities available for sale	9,271	8,748
Equity securities trading account	6,339	5,969
Investment in affiliates	9,414	1,320
Cash and cash equivalents	6,892	4,730
Other	(104)	617

Gross investment income	138,662	118,977
Interest on funds held under reinsurance treaties and investment expense	(1,375)	(16,796)

Total	$137,287	$102,181

     Net investment income increased 34% in 2004 compared with 2003. Average invested assets increased 38% to $6.7 billion in 2004 compared with $4.9 billion in 2003. The increase was a result of cash flow from operations and the proceeds from debt issued during 2003. The average annualized gross yield on investments was 4.1% in 2004 compared with 4.9% in 2003. The lower yield in 2004 reflects the decrease in general interest rate levels as well as an increase in the portion of the portfolio invested in cash equivalents and tax-exempt securities.

     Interest on funds held under reinsurance treaties decreased by $15 million due to the termination of an aggregate reinsurance agreement effective December 31, 2003.

Realized Investment Gains and Losses. Realized investment gains and losses result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment gains were $40 million in 2004 and $57 million in 2003. Realized gains in 2004 resulted primarily from the sale of common and preferred equity securities and the sale of high yield fixed income securities. Realized gains in 2003 resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in municipal securities. There were no provisions for other than temporary impairment in the first six months of 2004 or 2003.

Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverages. Service fees increased 9% in 2004 compared with 2003 primarily as a result of an increase in service fees for managing assigned risk plans.

Losses and Loss Expenses. Losses and loss expenses increased 28% in 2004 compared with 2003 primarily as a result of the increased premium volume. The consolidated loss ratio decreased to 62.7% in 2004 from 63.6% in 2003. A summary of loss ratios in 2004 compared with 2003 by business segment follows:

•	The specialty segment’s loss ratio was 61.7% in 2004 compared with 61.6% in 2003 as higher prices and more favorable terms and conditions were offset by an increase in prior year reserves.

•	The regional loss ratio decreased to 56.9% in 2004 from 58.1% in 2003 primarily as a result of higher prices in 2003 and 2004. Weather-related losses for the regional segment were $19 million and $21 million in 2004 and 2003, respectively.

•	The alternative market loss ratio was 69.7% in 2004 compared with 67.7% in 2003. The Company discounts its liabilities for excess workers’ compensation business because of the long period of time over which losses are paid. The increase in the loss ratio in 2004 reflects a lower discount rate for current year business and an increase in prior year reserves.

•	The reinsurance loss ratio was 67.8% in 2004 compared with 71.6% in 2003. The decrease reflects the improved results for the current accident year as a result of higher prices for both treaty and facultative risks.

•	The international loss ratio was 51.4% in 2004 compared with 52.4% in 2003.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Underwriting expenses	$533,718	$423,340
Service company expenses	43,969	40,728
Other costs and expenses	24,567	24,945

Total	$602,254	$489,013

     Underwriting expenses increased 26% in 2004 compared with 2003 as a result of higher premium volume. The consolidated expense ratio decreased to 27.3% in 2004 from 28.1% in 2003. The decrease is due to a 30% increase in earned premiums with no significant increase in underwriting expenses other than commissions and premium taxes.

     Service company expenses represent the costs associated with the alternative market’s fee-based business. The increase in service expenses of 8% compared with 2003 was commensurate with the increase in service fee revenues of 9%.

     Other costs and expenses represent primarily general and administrative expenses for the corporate office and costs associated with our foreign operations. Other costs and expenses were $25 million for 2004 and 2003.

Interest Expense. Interest expense increased 24% to $32 million as a result of the issuance of $200 million of 5.875% senior notes in February 2003 and $150 million of 5.125% senior notes in September 2003.

Income taxes. The effective income tax rate was 31% in 2004 and 2003. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income and state income taxes.

Results of Operations for the Second Quarter of 2004 Compared to the Second Quarter of 2003

     Following is a summary of gross premiums written, net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Specialty
Gross premiums written	$411,111	$348,936
Net premiums written	389,914	321,083
Premiums earned	357,184	271,333
Loss ratio	60.5%	61.5%
Expense ratio	25.4%	24.1%
Combined ratio	85.9%	85.6%
Regional
Gross premiums written	$331,474	$293,971
Net premiums written	287,906	238,225
Premiums earned	263,996	214,089
Loss ratio	58.7%	58.2%
Expense ratio	31.1%	31.0%
Combined ratio	89.8%	89.2%
Alternative Markets
Gross premiums written	$133,279	$101,496
Net premiums written	111,816	90,723
Premiums earned	143,641	106,282
Loss ratio	68.4%	68.1%
Expense ratio	22.8%	24.5%
Combined ratio	91.2%	92.6%
Reinsurance
Gross premiums written	$235,184	$243,362
Net premiums written	208,700	207,077
Premiums earned	221,869	196,632
Loss ratio	66.6%	71.3%
Expense ratio	28.3%	29.8%
Combined ratio	94.9%	101.1%
International
Gross premiums written	$19,648	$19,730
Net premiums written	17,841	18,349
Premiums earned	17,693	18,132
Loss ratio	53.2%	55.1%
Expense ratio	40.7%	42.1%
Combined ratio	93.9%	97.2%
Consolidated
Gross premiums written	$1,130,696	$1,007,495
Net premiums written	1,016,177	875,457
Premiums earned	1,004,383	806,468
Loss ratio	62.4%	63.8%
Expense ratio	27.4%	27.8%
Combined ratio	89.8%	91.6%

Results of Operations

     The following table presents the Company’s net income and net income per share for the three months ended June 30, 2004 and 2003 (amounts in thousands, except per share data).

	2004	2003
Net income	$109,484	$95,840
Weighted average diluted shares	87,880	87,053
Net income per diluted share	$1.25	$1.10

     The increase in net income in 2004 compared with 2003 reflects higher profits from underwriting activity as well as higher investment income, partially offset by a decrease in realized investment gains. The improvement in underwriting results reflects higher insurance prices, improved terms and conditions and growth in more profitable lines of business.

Premiums. Gross premiums written, net premiums written and premiums earned increased 12%, 16% and 25%, respectively, compared with the second quarter of 2003. The percentage change in gross premiums written in second quarter of 2004 compared with the same period in 2003 for each business segment was as follows: 18% for specialty; 13% for regional; 31% for alternative markets; -3% for reinsurance; 0% for international. The quarterly change in gross, net and earned premiums was consistent with the year-to-date premium changes, and the reasons for those changes, described above.

Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Fixed maturity securities	$54,024	$48,706
Equity securities available for sale	5,054	4,639
Equity securities trading account	2,913	3,442
Investment in affiliates	4,500	385
Cash and cash equivalents	3,253	2,005
Other	4	309

Gross investment income	69,748	59,486
Interest on funds held under reinsurance treaties and investment expense	(950)	(9,065)

Total	$68,798	$50,421

     Net investment income increased 36% in 2004 compared with 2003. Average invested assets increased 38% to $7.0 billion in 2004 compared with $5.1 billion in 2003. The average annualized gross yield on investments was 4.0% in 2004 compared with 4.7% in 2003. The lower yield in 2004 reflects the decrease in general interest rate levels as well as an increase in the portion of the portfolio invested in cash equivalents and tax-exempt securities. Interest on funds held under reinsurance treaties decreased by $8 million due to the termination of an aggregate reinsurance agreement effective December 31, 2003.

Realized Investment Gains and Losses. Realized investment gains and losses result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment gains were $10 million in 2004 and $44 million in 2003. Realized gains in 2004 resulted primarily from the sale of common and preferred equity securities and the sale of high yield fixed income securities. There were no provisions for other then temporary impairment in the second quarter of 2004 or 2003.

Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverages. Service fees increased 7% in 2004 compared with 2003 primarily as a result of an increase in service fees for managing assigned risk plans.

Losses and Loss Expenses. Losses and loss expenses increased 22% in 2004 compared with 2003 primarily as a result of the increased premium volume. The consolidated loss ratio decreased to 62.4% in 2004 from 63.8% in 2003. The changes in the quarterly loss ratios for 2004 compared with 2003, on a consolidated basis as well as by business segment, were consistent with the year-to-date changes, and the reasons for those changes, described above.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Underwriting expenses	$275,529	$224,179
Service company expenses	21,530	20,910
Other costs and expenses	13,417	13,071

Total	$310,476	$258,160

     Underwriting expenses increased 23% in 2004 compared with 2003 as a result of higher premium volume. The consolidated expense ratio decreased to 27.4% in 2004 from 27.8% in 2003. The decrease is due to a 25% increase in earned premiums with no significant increase in underwriting expenses other than commissions and premium taxes.

     Service company expenses represent the costs associated with the alternative market’s fee-based business. The increase in service expenses of 3% compared with 2003 as a result of the increase in service fee revenues of 7%.

     Other costs and expenses represent primarily general and administrative expenses for the corporate office and costs associated with our foreign operations. Other costs and expenses were $13 million for 2004 and 2003.

Interest Expense. Interest expense increased 19% to $16 million as a result of the issuance of $200 million of 5.875% senior notes in February 2003 and $150 million of 5.125% senior notes in September 2003.

Income taxes. The effective income tax rate was 30% in 2004 and 31% in 2003. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income and state income taxes.

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

     The carrying value of the Company’s investment portfolio as of June 30, 2004 and December 31, 2003 is as follows (dollars in thousands):

	June 30,	December 31,
	2004	2003
Cash and cash equivalents	$1,220,163	$1,431,466
Fixed maturity securities:
Short-term (a)	266,444	135,875
Long-term	4,749,163	4,157,427
Equity securities available for sale	354,231	316,629
Equity securities trading account(b)	365,979	315,124
Investments in affiliates	172,721	126,772
Unsettled trades	(28,107)	(2,580)

Total	$7,100,594	$6,480,713

(a)	Represents fixed maturities with effective maturity greater than 90 days and less than one year.

(b)	Represents trading account equity securities plus trading account receivables from brokers and clearing organizations less trading account securities sold but not yet purchased.

Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of a portion of the portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At June 30, 2004 (as compared to December 31, 2003), the fixed maturities portfolio mix was as follows: U.S. Government securities were 16% (14% in 2003); state and municipal securities were 51% (46% in 2003); corporate securities were 8% (14% in 2003); mortgage-backed securities were 20% (21% in 2003); and foreign bonds were 5% in 2004 (5% in 2003).

Equity Securities Available for Sale. Equity securities available for sale represent primarily investments in common and preferred stocks of publicly traded banks, utilities and real estate investment trusts.

Equity Securities Trading Account. The trading account is comprised of direct investments in arbitrage securities and investments in arbitrage-related limited partnerships that specialize in merger arbitrage and convertible arbitrage strategies. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Convertible arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities. The Company increased its investment in merger arbitrage securities by $50 million during the first six months of 2004.

Investments in Affiliates. At June 30, 2004 (as compared to December 31, 2003), investments in affiliates were as follows: equity in Kiln plc was $47 million ($40 million in 2003); real estate partnerships were $64 million ($58 million in 2003); structured finance partnerships were $51 million ($18 million in 2003); and other investments were $11 million ($11 million in 2003).

Securities in an Unrealized Loss Position. The following table summarizes, for all securities in an unrealized loss position at June 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

		Gross unrealized
	Fair value	loss
Fixed maturities:
0 – 6 months	$2,007,048	$36,859
7- 12 months	312,756	8,995
Over 12 months	77,609	2,044

Total	$2,397,413	$47,898

Equities securities available for sale:
0 – 6 months	$92,834	$4,922
7- 12 months	14,559	1,667
Over 12 months	3,335	216

Total	$110,728	$6,805

Liquidity and Capital Resources

     Cash flow provided from operating activities increased to $669 million in 2004 from $547 million in 2003. The increase in operating cash flow in 2004 was primarily due to a higher level of cash flow from underwriting activities (premium collections less paid losses and underwriting expenses). Cash flow provided by operating activities in 2004 is net of $50 million transferred to the arbitrage trading account.

     Accumulated other comprehensive income, which represents after-tax unrealized gains on investments and foreign currency translation, decreased to $29 million at June 30, 2004 from $120 million at December 31, 2003. The decrease in unrealized gains on investments was due to a general decline in fixed maturity prices as a result of higher market interest rates and to the realization of gains as a result of investment sales.

     At June 30, 2004, the Company’s outstanding debt was $667 million (face amount). The maturities of the debt are $40 million in 2005, $100 million in 2006, $89 million in 2008, $150 million in 2010, $200 million in 2013, $76 million in 2022 and $12 million in 2023. The Company also has $210 million (face amount) of junior subordinated debentures that mature in 2045.

     At June 30, 2004, stockholders’ equity was $1,814 million and total capitalization (stockholders’ equity and debt) was $2,682 million. The percentage of the Company’s capital attributable to debt was 32% at June 30, 2004 compared with 34% at December 31, 2003.

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

     The duration of the investment portfolio decreased from 4.1 years at December 31, 2003 to 3.7 years at June 30, 2004. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2003.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

			Total number of	Maximum number of
			shares purchased as	shares that may yet
	Total Number of		part of publicly	be purchased under
	shares purchased	Average price	announced plans	the plans or
	(1)	paid per share	or programs	programs (2)
April 1, 2004
April 30, 2004	—	—	None	1,788,750
May 1, 2004
May 31, 2004	—	—	None	1,788,750
June 1, 2004
June 30, 2004	2,314	43.2000	None	1,788,750

(1)	In accordance with the terms of its equity compensation plans, the Company acquired shares in connection with stock option exercises by employees. The stock was received in payment of the exercise price of the options.

(2)	Remaining shares available for repurchase under the Company’s repurchase authorization that was approved by the Board of Directors on November 10, 1998.

     On May 11, 2004, the Company issued an aggregate of 167,000 Restricted Stock Units (“RSUs”) to certain of its officers. Each RSU represents the right to receive one share of common stock and is conditioned on the employee’s satisfying certain requirements outlined in the award agreement. The RSU’s vest after five years of continuous employment. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) thereof for transactions not involving a public offering.

     On May 11, 2004, the Company also issued 189 shares of its common stock to each of its nine continuing directors (1,701 shares in the aggregate). The shares were issued as a portion of annual director’s fees pursuant to the Company’s 1997 Director Stock Plan. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) thereof for transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 11, 2004. The meeting involved: the election of one director for a term to expire at the Annual Meeting of Stockholders to be held in the year 2005 and three directors for a term to expire at the Annual Meeting of Stockholders to be held in the year 2007; the approval of the W. R. Berkley Corporation 2004 Long-Term Incentive Plan; the approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 150,000,000 to 300,000,000; and the ratification of the appointment of KPMG LLP as the Company’s independent certified public accountants for the year 2004. The directors elected and the results of the voting are as follows:

(i)	Election of Directors:

Nominee	Term Ending	Votes For	Votes Withheld
Rodney A. Hawes, Jr.	2005	76,711,329	1,163,606
William R. Berkley, Jr.	2007	76,220,269	1,654,666
Ronald E. Blaylock	2007	76,577,695	1,297,240
Mark E. Brockbank	2007	76,437,592	1,437,343

(ii)	Approval of the W. R. Berkley Corporation 2004 Long-Term Incentive Plan:

Votes For	Votes Against	Votes Abstained
74,364,088	3,434,684	76,163

(iii)	Approval of the amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 150,000,000 to 300,000,000:

Votes For	Votes Against	Votes Abstained
73,741,928	4,071,498	61,509

(iv)	Ratification of Auditors:

Votes For	Votes Against	Votes Abstained
77,207,952	629,852	37,131

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number
(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).
(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended.
(10.1)	W. R. Berkley 2004 Long-Term Incentive Plan (incorporated by reference to Annex B from the Company’s 2004 Proxy Statement (File No. 1-15202) filed with the Commission on April 12, 2004.
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).
(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).
(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     NONE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: August 4, 2004	/s/ William R. Berkley

William R. Berkley Chairman of the Board and Chief Executive Officer

Date: August 4, 2004	/s/ Eugene G. Ballard

Eugene G. Ballard Senior Vice President, Chief Financial Officer and Treasurer