Form 10-Q
period 2004-09-30
BERKLEY W R CORP
filed 2004-11-08
CIK 11544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
Yes ☒ No ☐

Number of shares of common stock, $.20 par value, outstanding as of November 1, 2004: 84,144,023

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

W. R. Berkley Corporation and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$5,774,451	$4,293,302
Equity securities available for sale	429,749	316,629
Equity securities trading account	400,736	331,967
Investments in affiliates	223,051	126,772

Total investments	6,827,987	5,068,670
Cash and cash equivalents	1,049,126	1,431,466
Premiums and fees receivable	1,008,335	950,551
Due from reinsurers	873,935	804,962
Accrued investment income	64,153	54,313
Prepaid reinsurance premiums	203,008	193,693
Deferred policy acquisition costs	441,276	405,324
Real estate, furniture & equipment at cost, less accumulated depreciation	156,876	143,792
Deferred income taxes	84,076	35,813
Goodwill	59,021	59,021
Trading account receivable from brokers and clearing organizations	162,936	102,257
Other assets	128,916	84,823

Total assets	$11,059,645	$9,334,685

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$5,163,129	$4,192,091
Unearned premiums	2,038,886	1,857,895
Due to reinsurers	122,667	123,226
Trading securities sold but not yet purchased	171,522	119,100
Policyholders’ account balances	62,199	53,405
Other liabilities	469,418	415,714
Junior subordinated debentures	208,274	193,336
Senior notes and other debt	807,896	659,208

Total liabilities	9,043,991	7,613,975

Minority interest	39,584	38,148
Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding – none	—	—
Common stock, par value $.20 per share:
Authorized 300,000,000 shares, issued and outstanding, net of treasury shares, 84,128,636 and 83,537,740 shares	20,901	20,901
Additional paid-in capital	824,670	820,388
Retained earnings	1,244,265	939,911
Accumulated other comprehensive income	97,251	119,977
Treasury stock, at cost, 20,373,624 and 20,964,520 shares	(211,017)	(218,615)

Total stockholders’ equity	1,976,070	1,682,562

Total liabilities and stockholders’ equity	$11,059,645	$9,334,685

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries

Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Net premiums written	$1,058,580	$939,677	$3,161,459	$2,707,193
Change in unearned premiums	(24,500)	(104,097)	(171,464)	(365,019)

Premiums earned	1,034,080	835,580	2,989,995	2,342,174
Net investment income	71,722	51,678	209,009	153,859
Service fees	28,020	25,475	83,966	76,854
Realized investment gains	4,792	3,423	44,559	60,506
Other income	922	226	1,466	1,359

Total revenues	1,139,536	916,382	3,328,995	2,634,752

Expenses:
Losses and loss expenses	674,534	533,201	1,901,617	1,491,244
Other operating expenses	309,392	261,281	911,646	750,294
Interest expense	16,707	13,825	48,232	39,193

Total expenses	1,000,633	808,307	2,861,495	2,280,731

Income before income taxes and minority interest	138,903	108,075	467,500	354,021
Income tax expense	(40,645)	(30,744)	(142,837)	(107,960)
Minority interest	(1,186)	(862)	(1,952)	(2,049)

Income before change in accounting principle	97,072	76,469	322,711	244,012
Cumulative effect of change in accounting principle, net of taxes	—	—	(727)	—

Net income	$97,072	$76,469	$321,984	$244,012

Earnings per share:
Basic:
Income before change in accounting principle	$1.15	$.92	$3.85	$2.94
Cumulative effect of change in accounting principle, net of taxes	—	—	(.01)	—

Net income	$1.15	$.92	$3.84	$2.94

Diluted:
Income before change in accounting principle	$1.10	$.87	$3.65	$2.79
Cumulative effect of change in accounting principle, net of taxes	—	—	(.01)	—

Net income	$1.10	$.87	$3.64	$2.79

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(dollars in thousands, except per share data)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2004	2003
	(Unaudited)
Common Stock:
Beginning and end of period	$20,901	$20,901
Additional paid in capital:
Beginning of period	$820,388	$816,223
Stock options exercised	917	2,015
Restricted stock units earned	3,189	1,927
Other	176	223

End of period	$824,670	$820,388

Retained earnings:
Beginning of period	$939,911	$623,651
Net income	321,984	337,220
Elimination of international reporting lag	—	1,776
Dividends to stockholders	(17,630)	(22,736)

End of period	$1,244,265	$939,911

Accumulated other comprehensive income:
Unrealized investment gains:
Beginning of period	$120,807	$114,664
Net change in period	(13,207)	6,143

End of period	107,600	120,807

Currency translation adjustments:
Beginning of period	$(830)	$(10,061)
Net change in period	(9,519)	9,231

End of period	(10,349)	(830)

Total accumulated other comprehensive income	$97,251	$119,977

Treasury Stock:
Beginning of period	$(218,615)	$(230,179)
Stock issued under stock incentive plan	7,912	11,386
Stock repurchased	(337)	—
Other	23	178

End of period	$(211,017)	$(218,615)

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months
	Ended September 30,
	2004	2003
Cash flows provided by operating activities:
Net income before change in accounting principle	$322,711	$244,012
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment gains	(44,559)	(60,506)
Depreciation and amortization	35,136	13,681
Minority interest	1,952	2,049
Equity in undistributed earnings of affiliates	(14,361)	(4,597)
Stock incentive plans	3,388	—
Change in:
Equity securities trading account	(68,769)	(65,201)
Premiums and fees receivable	(57,784)	(164,619)
Due from reinsurers	(68,973)	(40,156)
Accrued investment income	(9,840)	(2,624)
Prepaid reinsurance premiums	(9,315)	(92,843)
Deferred policy acquisition cost	(35,952)	(88,111)
Deferred income taxes	(36,973)	(21,790)
Trading account receivable from brokers and clearing organizations	(60,679)	13,582
Other assets	(44,543)	(22,083)
Reserves for losses and loss expenses	971,038	695,227
Unearned premiums	180,991	458,572
Due to reinsurers	(559)	(6,353)
Trading account securities sold but not yet purchased	52,422	43,913
Policyholders’ account balances	(1,532)	(5,588)
Other liabilities	19,374	73,487

Net cash flows provided by operating activities	1,133,173	970,052

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,213,020	746,213
Equity securities	76,098	45,039
Maturities and prepayments of fixed maturities securities	398,125	565,158
Investment in affiliates	8,234	—
Cost of purchases, excluding trading account:
Fixed maturity securities	(3,074,129)	(1,841,372)
Equity securities	(189,575)	(144,325)
Investment in affiliates	(90,761)	(50,752)
Change in balances due to/from security brokers	27,266	(4,110)
Net additions to real estate, furniture and equipment	(29,225)	(18,368)
Other	1,112	430

Net cash flows used in investing activities	(1,659,835)	(702,087)

Cash flows provided by financing activities:
Net proceeds from issuance of debt	147,817	356,182
Return of policyholders’ account balances	(180)	(262)
Receipts credited to policyholders’ account balances	10,506	13,691
Bank deposits received	25,312	11,535
Advances from (repayments to) federal home loan bank	(16,710)	10,175
Repayment of debt	—	(65,750)
Net proceeds from stock options exercised	8,829	7,709
Cash dividends	(17,630)	(21,836)
Stock repurchases	(337)	—
Proceeds from minority shareholders	—	15,337
Other, net	(13,285)	7,286

Net cash flows provided by financing activities	144,322	334,067

Net increase (decrease) in cash and invested cash	(382,340)	602,032
Cash and invested cash at beginning of year	$1,431,466	$594,183

Cash and invested cash at end of period	$1,049,126	$1,196,215

Supplemental disclosure of cash flow information:
Interest paid	$46,994	$33,493

Federal income taxes paid, net	$198,507	$99,932

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

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

     Basic earnings per share data are based upon the weighted average number of shares outstanding during the period. Diluted earnings per share data reflect the potential dilution that would occur if options granted under employee stock-based compensation plans were exercised.

     In the opinion of management, the financial information reflects all adjustments that are necessary for a fair presentation of financial position and results of operations for the interim periods. Seasonal weather variations and natural and man-made catastrophes can have a significant impact on the results of any one or more reporting periods.

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

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2004

3. COMPREHENSIVE INCOME

     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$97,072	$76,469	$321,984	$244,012
Other comprehensive income:
Change in unrealized foreign exchange gains (losses)	26	4,032	(9,519)	(2,721)
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	71,183	(22,008)	15,688	49,020
Reclassification adjustment for realized gains included in net income, net of taxes	(3,147)	(2,432)	(28,895)	(39,586)

Other comprehensive income (loss)	68,062	(20,408)	(22,726)	6,713

Comprehensive income	$165,134	$56,061	$299,258	$250,725

4. STOCK-BASED COMPENSATION

     The Company adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, effective as of January 1, 2003. Under the prospective method of adoption selected by the Company, the fair value recognition provisions of FASB 148 are applied to all employee awards granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$97,072	$76,469	$321,984	$244,012
Add: Stock-based compensation expense included in reported net income, net of tax	27	7	80	19
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(986)	(1,171)	(2,972)	(3,561)

Pro forma net income	$96,113	$75,305	$319,092	$240,470

Earnings per share:
Basic – as reported	$1.15	$.92	$3.84	$2.94
Basic – pro forma	$1.14	$.91	$3.80	$2.90
Diluted – as reported	$1.10	$.87	$3.64	$2.79
Diluted – pro forma	$1.09	$.86	$3.61	$2.75

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2004

5. INVESTMENTS

     The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	September 30, 2004			December 31, 2003
	Amortized	Fair	Carrying	Amortized	Fair	Carrying
	Cost	Value	Value	Cost	Value	Value
Fixed maturity:
Held to maturity	$194,340	$212,075	$194,340	$203,891	$222,692	$203,891
Available for sale	5,452,592	5,580,111	5,580,111	3,923,156	4,089,411	4,089,411

Total	$5,646,932	$5,792,186	$5,774,451	$4,127,047	$4,312,103	$4,293,302

Equity securities available for sale	$394,136	$429,749	$429,749	$280,661	$316,629	$316,629
Trading Account:
Equity securities	$390,708	$400,736	$400,736	$321,687	$331,967	$331,967
Receivable from broker	162,936	162,936	162,936	102,257	102,257	102,257
Securities sold but not yet purchased	(164,688)	(171,522)	(171,522)	(110,782)	(119,100)	(119,100)

Total trading account	$388,956	$392,150	$392,150	$313,162	$315,124	$315,124

6. REINSURANCE CEDED

     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers are reported net of reserves for uncollectible reinsurance ($2.5 million as of September 30, 2004). The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of operations (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Ceded premiums earned	$116,783	$144,873	$351,172	$396,402
Ceded losses incurred	$78,099	$112,371	$243,544	$280,455

7. RETIREMENT BENEFITS

     Effective August 19, 2004, the Company entered into an agreement to provide retirement benefits to the Company’s chief executive officer and chairman of the board. Retirement benefits are reported in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions”. As of August 19, 2004, the projected benefit obligation of $17,277,000 was recorded as a liability with a corresponding deferred asset that will be amortized as a prior service cost over the estimated remaining service period. For the three months ended September 30, 2004, the retirement benefit expense was $283,000. The key actuarial assumptions used to derive the projected benefit obligation and related expense are a discount rate of 6.0%, a rate of compensation increase of 5.0% per year and a retirement age of 72.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2004

8. INDUSTRY SEGMENTS

     The Company’s operations are presently conducted in five segments of the insurance business: specialty lines of insurance, regional property casualty insurance, alternative markets, reinsurance, and international.

     Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus lines, professional liability, and commercial transportation markets. The specialty business is conducted through nine operating units. The companies within the segment are divided along the different customer bases and product lines that they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

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

     Our international segment includes our operations in Argentina and the Philippines. In Argentina, we currently offer commercial and personal property casualty insurance. In the Philippines, we provide savings and life products to customers, including endowment policies to pre-fund education costs and retirement income. Our operations in the U.K. are reported in our specialty segment.

W. R. Berkley Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements (Continued)
September 30, 2004

8. INDUSTRY SEGMENTS (continued)

     Summary financial information about the Company’s operating segments is presented in the following table. Income (loss) before income taxes by segment consists of revenues less expenses related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
	Earned	Investment			Pre-Tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income	Income
For the three months ended September 30, 2004:
Specialty	$377,046	$25,578	$—	$402,624	$74,123	$50,610
Regional	274,520	10,926	—	285,446	41,581	28,067
Alternative Markets	149,166	14,476	28,020	191,662	31,447	21,816
Reinsurance	215,728	18,826	—	234,554	13,458	10,536
International	17,620	2,145	42	19,807	1,994	809
Corporate and eliminations	—	(229)	880	651	(28,492)	(17,913)
Realized gains	—	—	4,792	4,792	4,792	3,147

Consolidated	$1,034,080	$71,722	$33,734	$1,139,536	$138,903	$97,072

For the three months ended September 30, 2003:
Specialty	$297,574	$18,237	$—	$315,811	$47,595	$31,277
Regional	222,389	10,788	—	233,177	40,905	27,377
Alternative Markets	101,660	9,675	25,475	136,810	18,689	12,364
Reinsurance	198,145	12,678	—	210,823	17,199	11,825
International	15,812	1,711	—	17,523	1,887	1,917
Corporate and eliminations	—	(1,411)	226	(1,185)	(21,623)	(10,723)
Realized gains	—	—	3,423	3,423	3,423	2,432

Consolidated	$835,580	$51,678	$29,124	$916,382	$108,075	$76,469

	Revenues
	Earned	Investment			Pre-Tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income	Income
For the nine months ended September 30, 2004:
Specialty	$1,077,335	$74,285	$—	$1,151,620	$214,075	$146,206
Regional	786,487	32,416	—	818,903	124,780	84,187
Alternative Markets	424,941	41,752	83,966	550,659	95,956	66,338
Reinsurance	648,243	56,238	—	704,481	64,895	47,524
International	52,989	5,430	167	58,586	4,251	793
Corporate and eliminations	—	(1,112)	1,299	187	(81,016)	(51,232)
Realized gains	—	—	44,559	44,559	44,559	28,895
Change in accounting	—	—	—	—	—	(727)

Consolidated	$2,989,995	$209,009	$129,991	$3,328,995	$467,500	$321,984

For the nine months ended September 30, 2003:
Specialty	$810,534	$50,366	$—	$860,900	$150,892	$99,629
Regional	634,683	32,940	—	667,623	107,171	71,220
Alternative Markets	290,916	28,738	76,854	396,508	63,053	41,844
Reinsurance	557,254	38,896	—	596,150	37,328	25,786
International	48,787	4,792	—	53,579	4,889	3,487
Corporate and eliminations	—	(1,873)	1,359	(514)	(69,818)	(37,540)
Realized gains	—	—	60,506	60,506	60,506	39,586

Consolidated	$2,342,174	$153,859	$138,719	$2,634,752	$354,021	$244,012

     Identifiable assets by segment are as follows (dollars in thousands):

	September 30,	December 31,
	2004	2003
Specialty	$3,701,637	$3,127,810
Regional	2,247,728	2,008,789
Alternative Markets	1,805,889	1,504,535
Reinsurance	3,829,154	3,493,171
International	174,422	152,571
Corporate other and eliminations	(699,185)	(952,191)

Consolidated	$11,059,645	$9,334,685

     Net premiums earned by major line of business are as follows (dollars in thousands):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Premises operations	$152,372	$126,194	$439,183	$329,199
Professional liability	70,390	47,201	202,016	125,403
Automobile	58,056	44,610	162,722	131,451
Products liability	43,329	28,354	120,226	78,767
Property	30,281	28,642	89,547	86,189
Other	22,618	22,573	63,641	59,525

Specialty	$377,046	$297,574	$1,077,335	$810,534

Commercial multiple peril	110,514	93,651	316,884	262,133
Automobile	79,936	68,260	228,975	192,021
Workers’ compensation	55,295	43,875	158,216	129,776
Other	28,775	16,603	82,412	50,753

Regional	$274,520	$222,389	$786,487	$634,683

Primary workers’ compensation	73,279	48,798	206,071	128,485
Excess workers’ compensation	64,737	43,022	186,137	135,777
Other	11,150	9,840	32,733	26,654

Alternative Markets	$149,166	$101,660	$424,941	$290,916

U.S.	166,432	148,896	487,177	412,972
Lloyd’s	49,296	49,249	161,066	144,282

Reinsurance	$215,728	$198,145	$648,243	$557,254

International	$17,620	$15,812	$52,989	$48,787

Total	$1,034,080	$835,580	$2,989,995	$2,342,174

9. DEBT

     In August 2004, the Company issued $150 million aggregate principal amount of 6.15% senior notes due in August 2019. The notes were issued at 99.375% of their face value amount and the net proceeds to the Company after expenses were $147,817,000.

10. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

     The Company’s subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

     The New York State Attorney General and other regulators have commenced investigations, legal actions and general inquiries concerning alleged anti-competitive activities in the insurance industry. These allegations include improper sales practices as well as other non-competitive behaviors. Upon learning of this, the Company on its own initiative commenced an internal review with the assistance of outside counsel. The internal review is focused on our relationships with our distribution channels. The internal review is not yet complete.

SAFE HARBOR STATEMENT

     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2004 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, natural and man-made catastrophic losses, including as a result of terrorist activities, increases in the level of our retention, the impact of competition, the availability of reinsurance, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those relating to fixed income securities, merger arbitrage investments, and other equity securities, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper sales practices in the insurance industry, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to successfully acquire and integrate companies and invest in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2004 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

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

     The profitability of the Company’s insurance business is affected primarily by the adequacy of premium rates. The ultimate adequacy of premium rates is not known with certainty at the time a property casualty insurance policy is issued because premiums are determined before claims are reported. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and other disasters, regulatory measures and court decisions that define and change the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. General insurance prices are also influenced by the available insurance capacity, i.e., the level of policyholders’ surplus employed in the industry and the industry’s willingness to deploy that capital.

     An insurer’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed income securities. The return on fixed income securities is affected primarily by general interest rates and the credit quality and duration of the securities. The Company also invests in equity securities, including equity securities related to merger arbitrage and convertible arbitrage strategies. Investment returns are impacted by government policies and overall economic activity.

Critical Accounting Estimates

     Management considers estimates and assumptions relating to reserves for losses and loss expenses to be critical to the portrayal of the Company’s financial condition and results since these estimates and assumptions are based on complex and subjective judgments, often including the interplay of specific uncertainties with related accounting and actuarial measurements. Such estimates are also susceptible to change as significant periods of time may elapse between the occurrence of an insured loss, the report of the loss to the insurer, the ultimate determination of the cost of the loss and the insurer’s payment of that loss.

     To recognize liabilities for unpaid losses, either known or unknown, insurers establish reserves, which is a balance sheet account representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Our loss reserves reflect our best estimates of the cost of settling all such claims.

     In general, when a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis to provide for losses incurred but not yet reported to the insurer, potential inadequacy of case reserves, the estimated expenses of settling claims, including legal and other fees and general expenses of administrating the claims adjustment process, and a provision for potentially uncollectible reinsurance. Reserves are established based upon the then current legal interpretation of coverage provided.

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

     Management determines the loss reserves included in the Company’s financial statements based upon an actuarially derived point estimate. The Company uses a variety of actuarial techniques and methods to derive the actuarial point estimate. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. This actuarial data is analyzed by line of business, coverage, and accident or policy year, as appropriate, for each operating unit. Industry loss experience is also used to supplement the Company’s own data in selecting “tail factors” and in areas where the Company’s own data is limited.

     The establishment of loss reserves includes consideration of qualitative factors that may affect the ultimate losses. These qualitative considerations include, among others, the impact of re-underwriting initiatives, changes in the mix of business, changes in distribution sources and changes in policy terms and conditions. Examples of changes in terms and conditions that can have a significant impact on reserve levels are the use of aggregate policy limits, the expansion of coverage exclusions, whether or not defense costs are within policy limits and changes in deductibles and attachment points.

     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2004 and December 31, 2003:

	2004	2003
Specialty	$1,516,465	$1,141,538
Regional	737,448	623,199
Alternative Markets	869,232	668,041
Reinsurance	1,293,722	1,045,782
International	29,071	26,735

Net reserves for losses and loss expenses	4,445,938	3,505,295
Ceded reserves for losses and loss expenses	717,191	686,796

Gross reserves for losses and loss expenses	$5,163,129	$4,192,091

     Following is a summary of the Company’s reserves for losses and loss expenses by major line of business as of September 30, 2004 and December 31, 2003:

	2004	2003
General liability	1,440,915	1,074,199
Reinsurance	1,293,722	1,045,782
Workers’ compensation	1,092,191	871,940
Automobile	376,056	322,679
Property	133,627	119,907
Other	109,427	70,788

Total	$4,445,938	$3,505,295

     Following is a summary of the Company’s major components of the Company’s reserves for losses and loss expenses as of September 30, 2004 and December 31, 2003:

	2004	2003
Reported case reserves	$2,132,595	$1,793,258
Incurred but not reported	2,783,184	2,105,191
Discount	(469,841)	(393,154)

Total	$4,445,938	$3,505,295

     For the nine months ended September 30, 2004, the Company reported losses and loss expenses of $1.9 billion, of which $200 million represented an increase in estimates for claims occurring in prior years. The increases in estimates for claims occurring in prior years by segment were $80 million for reinsurance, $62 million for specialty, $33 million for regional, $23 million for alternative markets and $2 million for international. The estimate for claims occurring in accident years prior to accident year 2003 increased by $232 million and the estimate for claims occurring in accident year 2003 decreased by $32 million. The overall increase in prior year reserves was primarily related to the reinsurance, general liability and workers’ compensation lines of business, which increased $80 million, $87 million and $31 million, respectively.

     The increase in prior year reserves for reinsurance business was primarily a result of higher than expected claims reported by ceding companies. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as additional information becomes available. As certain reinsurance contracts have matured, the Company has adjusted its estimates of ultimate losses to reflect a higher level of known losses as well as a pattern of delayed loss reporting by some ceding companies.

     The increase in prior year reserves for general liability is generally due to higher than expected legal expenses incurred in the defense of claims in certain classes of business. Prior year ultimate loss ratios were also adjusted upwards to recognize that claim costs for certain classes of business are emerging over a longer period of time and at a higher level than expected.

     The increase in prior year reserves for workers’ compensation was generally due to higher than expected medical cost inflation. This resulted principally from increased utilization of the health care system by injured workers and more expensive and higher usage of prescription drugs.

Results of Operations for the First Nine Months of 2004 Compared with the First Nine Months of 2003

     Following is a summary of gross premiums written, net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Specialty
Gross premiums written	$1,194,122	$1,057,027
Net premiums written	1,124,666	958,062
Premiums earned	1,077,335	810,534
Loss ratio	61.9%	63.1%
Expense ratio	25.2%	24.5%
Combined ratio	87.1%	87.6%
Regional
Gross premiums written	$988,657	$871,962
Net premiums written	855,032	707,930
Premiums earned	786,487	634,683
Loss ratio	57.2%	56.7%
Expense ratio	31.0%	31.6%
Combined ratio	88.2%	88.3%
Alternative Markets
Gross premiums written	$557,431	$429,077
Net premiums written	484,853	355,593
Premiums earned	424,941	290,916
Loss ratio	70.4%	68.7%
Expense ratio	21.4%	24.8%
Combined ratio	91.8%	93.5%
Reinsurance
Gross premiums written	$721,058	$768,165
Net premiums written	642,388	635,065
Premiums earned	648,243	557,254
Loss ratio	70.6%	70.8%
Expense ratio	28.0%	29.5%
Combined ratio	98.6%	100.3%
International
Gross premiums written	$59,867	$54,017
Net premiums written	54,520	50,543
Premiums earned	52,989	48,787
Loss ratio	53.1%	52.2%
Expense ratio	40.8%	42.1%
Combined ratio	93.9%	94.3%
Consolidated
Gross premiums written	$3,521,135	$3,180,248
Net premiums written	3,161,459	2,707,193
Premiums earned	2,989,995	2,342,174
Loss ratio	63.6%	63.7%
Expense ratio	27.1%	28.0%
Combined ratio	90.7%	91.7%

Results of Operations

     The following table presents the Company’s net income and net income per share for the nine months ended September 30, 2004 and 2003 (amounts in thousands, except per share data).

	2004	2003
Net income	$321,984	$244,012
Weighted average diluted shares	88,373	87,468
Net income per diluted share	$3.64	$2.79

     The increase in net income in 2004 compared with 2003 reflects higher profits from underwriting activity as well as higher investment income. The improvement in underwriting results reflects higher insurance prices, improved terms and conditions and growth in more profitable lines of business. The improved underwriting results were partially offset by losses of $32 million attributable to Hurricanes Charley, Frances, Ivan and Jeanne.

Gross Premiums Written. Gross premiums written were $3.5 billion in 2004, up 11% from 2003. The increase in gross premiums written in 2004 was a result of higher prices as well as new business. Although prices generally increased during the first nine months of 2004, the Company is experiencing an increased level of price competition. A summary of gross premiums written in 2004 compared with 2003 by business segment follows:

•	Specialty gross premiums increased by 13% to $1.2 billion in 2004, compared with $1.1 billion in 2003, due to higher prices and new business. The increases in specialty gross premiums by major business line were 7% for premises operations, 18% for professional liability, 23% for automobile and 50% for products liability. The increase in products liability included approximately $22 million related to a renewal rights transaction completed in July 2004. Specialty property lines gross premiums decreased by 1%.

•	Regional gross premiums increased by 13% to $989 million in 2004, compared with $872 million in 2003. The increase generally reflects higher prices and new business. The increases in regional gross premiums by major business line were 12% for commercial multiple peril, 14% for automobile and 17% for workers’ compensation. Gross premiums from assigned risk plans decreased by 10%.

•	Alternative markets gross premiums increased by 30% to $557 million in 2004, compared with $429 million in 2003, due to higher prices and new business. The increases in alternative markets gross premiums by major business line were 20% for excess workers’ compensation, 29% for primary workers’ compensation and 131% for assigned risk plans. Assigned risk premiums, which are written on behalf of state-owned assigned risk plans managed by the Company, are 100% reinsured by the respective state-owned assigned risk pools.

•	Reinsurance premiums decreased by 6% to $721 million in 2004 compared with $768 million in 2003. Reinsurance written through Lloyd’s decreased 13% to $161 million due to a planned reduction in that business. Reinsurance written in the U.S. decreased 4% to $560 million. The decrease in business written in the U.S. is primarily the result of the discontinuance of all facultative business written with a particular ceding company.

•	International premiums increased by 11% to $60 million in 2004 from $54 million in 2003.

Net Premiums Written. Net premiums written were $3.2 billion in 2004, up 17% from 2003. Net premiums grew more than gross premiums due to a reduction in the portion of gross premiums ceded to reinsurers. The decrease in premiums ceded to reinsurers was a result of the termination of an aggregate reinsurance agreement effective December 31, 2003 and to the planned reduction in reinsurance purchases. Premiums ceded under the aggregate reinsurance agreement were $110 million in the first nine months of 2003.

Premiums Earned. Premiums earned increased 28% in 2004 compared with 2003. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2004 are related to premiums written during both 2003 and 2004. The growth rate for 2004 earned premiums reflects the underlying growth in net premiums written of 35% for all of 2003 and 17% for the first nine months of 2004.

Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Fixed maturity securities	$162,780	$146,820
Equity securities available for sale	14,832	13,611
Equity securities trading account	7,671	6,972
Investment in affiliates	15,286	4,975
Cash and cash equivalents	11,092	7,101
Other	(106)	822

Gross investment income	211,555	180,301
Interest on funds held under reinsurance treaties and investment expense	(2,546)	(26,442)

Total	$209,009	$153,859

     Net investment income increased 36% in 2004 compared with 2003. Average invested assets (including cash and cash equivalents) increased 37% to $7.0 billion in 2004 compared with $5.1 billion in 2003. The increase was a result of cash flow from operations and the proceeds from debt issued during 2004 and 2003. The average annualized gross yield on investments was 4.1% in 2004 compared with 4.7% in 2003. The lower yield in 2004 reflects the decrease in general interest rate levels, an increase in the portion of the portfolio invested in tax-exempt securities and a planned reduction in the portfolio duration. Interest on funds held under reinsurance treaties decreased by $24 million due to the termination of an aggregate reinsurance agreement effective December 31, 2003.

Realized Investment Gains and Losses. Realized investment gains and losses result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment gains were $45 million in 2004 and $61 million in 2003. Realized gains in 2004 resulted primarily from the sale of common and preferred equity securities and the sale of high yield fixed income securities. Realized gains in 2003 resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in state and municipal securities. There were no provisions for other than temporary impairment in the first nine months of 2004 or 2003.

Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverages. Service fees increased 9% in 2004 compared with 2003 primarily as a result of an increase in service fees for managing assigned risk plans.

Losses and Loss Expenses. Losses and loss expenses increased 28% in 2004 compared with 2003 primarily as a result of the increased premium volume and higher weather-related losses. Weather-related losses were $58 million compared to $35 million in the corresponding 2003 period. Weather-related losses in 2004 include losses of $32 million attributable to Hurricanes Charley, Frances, Ivan and Jeanne. The consolidated loss ratio decreased to 63.6% in 2004 from 63.7% in 2003. A summary of loss ratios in 2004 compared with 2003 by business segment follows:

•	The specialty segment’s loss ratio decreased to 61.9% in 2004 from 63.1% in 2003 primarily as a result of higher prices and lower prior year reserve development ($62 million in 2004 compared with $76 million in 2003).

•	The regional loss ratio was 57.2% in 2004 compared with 56.7% in 2003 as improvement in the current accident year results were offset by higher prior year reserve development ($33 million in 2004 compared with $18 million in 2003). Weather-related losses for the regional segment were $28 million and $35 million in 2004 and 2003, respectively.

•	The alternative market loss ratio increased to 70.4% in 2004 from 68.7% in 2003. The Company discounts its liabilities for excess workers’ compensation business because of the long period of time over which losses are paid. The increase in the loss ratio in 2004 reflects a lower discount rate for current year business and an increase in prior year reserves.

•	The reinsurance loss ratio was 70.6% in 2004 compared with 70.8% in 2003. The decrease reflects improved results for the current accident year as a result of higher prices for both Lloyd’s and U.S. business. These improvements were partially offset by losses of $27 million attributable to Hurricanes Charley, Frances, Ivan and Jeanne and by higher prior year reserve development ($81 million in 2004 compared with $61 million in 2003).

•	The international loss ratio was 53.1% in 2004 compared with 52.2% in 2003.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Underwriting expenses	$809,606	$656,179
Service company expenses	64,524	61,326
Other costs and expenses	37,516	32,789

Total	$911,646	$750,294

     Underwriting expenses increased 23% in 2004 compared with 2003 as a result of higher premium volume. The consolidated expense ratio decreased to 27.1% in 2004 from 28.0% in 2003. The decrease is due to a 28% increase in earned premiums with no significant increase in underwriting expenses other than commissions and premium taxes.

     Service company expenses represent the costs associated with the alternative market’s fee-based business. The increase in service expenses of 5% compared with 2003 was commensurate with the increase in service fee revenues of 9%.

     Other costs and expenses represent primarily general and administrative expenses for the corporate office and costs associated with our foreign operations. Other costs and expenses increased to $38 million in 2004 from $33 million in 2003 due to higher compensation costs.

Interest Expense. Interest expense increased 23% to $48 million as a result of the issuance of $200 million of 5.875% senior notes in February 2003, $150 million of 5.125% senior notes in September 2003 and $150 million of 6.15% senior notes in August 2004.

Income taxes. The effective income tax rate was 31% in 2004 and 2003. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income and state income taxes.

Results of Operations for the Third Quarter of 2004 Compared to the Third Quarter of 2003

     Following is a summary of gross premiums written, net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Specialty
Gross premiums written	$416,458	$386,785
Net premiums written	389,997	350,278
Premiums earned	377,046	297,574
Loss ratio	62.2%	65.8%
Expense ratio	24.9%	24.4%
Combined ratio	87.1%	90.2%
Regional
Gross premiums written	$320,640	$282,133
Net premiums written	276,488	231,951
Premiums earned	274,520	222,389
Loss ratio	57.8%	54.2%
Expense ratio	31.1%	32.3%
Combined ratio	88.9%	86.5%
Alternative Markets
Gross premiums written	$177,691	$157,400
Net premiums written	159,886	127,688
Premiums earned	149,166	101,660
Loss ratio	71.6%	70.5%
Expense ratio	22.0%	25.4%
Combined ratio	93.6%	95.9%
Reinsurance
Gross premiums written	$239,237	$262,411
Net premiums written	214,005	213,189
Premiums earned	215,728	198,145
Loss ratio	76.3%	69.2%
Expense ratio	26.2%	28.5%
Combined ratio	102.5%	97.7%
International
Gross premiums written	$19,689	$17,551
Net premiums written	18,204	16,571
Premiums earned	17,620	15,812
Loss ratio	56.5%	51.6%
Expense ratio	41.7%	39.2%
Combined ratio	98.2%	90.8%
Consolidated
Gross premiums written	$1,173,715	$1,106,280
Net premiums written	1,058,580	939,677
Premiums earned	1,034,080	835,580
Loss ratio	65.2%	63.8%
Expense ratio	26.7%	27.9%
Combined ratio	91.9%	91.7%

Results of Operations

     The following table presents the Company’s net income and net income per share for the three months ended September 30, 2004 and 2003 (amounts in thousands, except per share data).

	2004	2003
Net income	$97,072	$76,469
Weighted average diluted shares	88,174	87,923
Net income per diluted share	$1.10	$.87

     The increase in net income in 2004 compared with 2003 reflects higher profits from underwriting activity as well as higher investment income. The improvement in underwriting results reflects higher insurance prices, improved terms and conditions and growth in more profitable lines of business.

Premiums. Gross premiums written were $1.2 billion in 2004, up 6% from 2003. The increase in gross premiums written in 2004 was a result of higher prices as well as new business. A summary of gross premiums written in 2004 compared with 2003 by business segment follows:

•	Specialty gross premiums increased by 8% to $416 million in 2004, compared with $387 million in 2003, due to higher prices and new business. The increases in specialty gross premiums by major business line were 30% for automobile, 89% for products liability and 19% for other lines. The increase in products liability included approximately $22 million related to renewal rights transaction completed in July 2004. Gross premiums for premises operations, professional liability and property lines decreased by 5%, 15% and 1%, respectively, due to an increased level of competition in those lines of business.

•	Regional gross premiums increased by 14% to $321 million in 2004, compared with $282 million in 2003. The increase generally reflects higher prices and new business. The increase in regional gross premiums by major business line were 4% for commercial multiple peril, 12% for automobile and 20% for workers’ compensation. Gross premiums from assigned risk plans increased by 8%.

•	Alternative markets gross premiums increased by 13% to $178 million in 2004, compared with $157 million in 2003, due to higher prices and new business. The increase in alternative markets gross premiums by major business line were 10% for excess workers’ compensation, 14% for primary workers’ compensation and 49% for assigned risk plans. Assigned risk premiums, which are written on behalf of state assigned risk plans managed by the Company, are 100% reinsured by the respective state-owned assigned risk pools.

•	Reinsurance premiums decreased by 9% to $239 million in 2004 compared with $262 million in 2003. Reinsurance written through Lloyd’s decreased 9% to $54 million due to a planned reduction in that business. Reinsurance written in the U.S. decreased 9% to $186 million. The decrease in business written in the U.S. is primarily the result of the discontinuance of all facultative business written with a particular ceding company.

•	International premiums increased by 12% to $20 million in 2004 from $18 million in 2003.

     Net premiums written and premiums earned increased 13% and 24%, respectively, compared with the third quarter of 2003. The reasons for the quarterly change in net and earned premiums were consistent with the reasons for the year-to-date changes described above.

Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Fixed maturity securities	$55,930	$49,227
Equity securities available for sale	5,561	4,863
Equity securities trading account	1,332	1,003
Investment in affiliates	5,872	3,655
Cash and cash equivalents	4,200	2,371
Other	(2)	205

Gross investment income	72,893	61,324
Interest on funds held under reinsurance treaties and investment expense	(1,171)	(9,646)

Total	$71,722	$51,678

     Net investment income increased 39% in 2004 compared with 2003. Average invested assets (including cash and cash equivalents) increased 35% to $7.4 billion in 2004 compared with $5.5 billion in 2003. The increase was a result of cash flow from operations and the proceeds from debt issued during 2004 and 2003. The average annualized gross yield on investments was 3.9% in 2004 compared with 4.4% in 2003. The lower yield in 2004 reflects the decrease in general interest rate levels, an increase in the portion of the portfolio invested in tax-exempt securities and a planned reduction in the portfolio duration. Interest on funds held under reinsurance treaties decreased by $8 million due to the termination of an aggregate reinsurance agreement effective December 31, 2003.

Realized Investment Gains and Losses. Realized investment gains and losses result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment gains were $5 million in 2004 and $3 million in 2003. Realized gains in 2004 resulted primarily from the sale of common and preferred equity securities and the sale of high yield fixed income securities. There were no provisions for other then temporary impairment in the third quarter of 2004 or 2003.

Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverages. Service fees increased 10% in 2004 compared with 2003 primarily as a result of an increase in service fees for managing assigned risk plans.

Losses and Loss Expenses. Losses and loss expenses increased 27% in 2004 compared with 2003 primarily as a result of the increased premium volume and higher weather-related losses. The consolidated loss ratio increased to 65.2% in 2004 from 63.8% in 2003. The primary reasons for the increase in the loss ratio in 2004 were as follows:

•	Weather-related losses were $40 million compared to $14 million in the corresponding 2003 period. Losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne were $32 million, including $27 million relating to Lloyd’s reinsurance business.

•	The Company completed global commutations of all reinsurance previously ceded to the Gerling companies and the Trenwick companies. The net cost of the commutations was approximately $16 million, including $7 million and $8 million relating to the reinsurance and specialty segments, respectively.

•	The specialty segment recorded a recovery of $6 million arising from previously settled reinsurance arbitration.

     Other than as described above, the reasons for the changes in quarterly loss ratios by segment were consistent with the reasons for the changes in the year-to-date loss ratios described above.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Underwriting expenses	$275,888	$232,839
Service company expenses	20,555	20,598
Other costs and expenses	12,949	7,844

Total	$309,392	$261,281

     Underwriting expenses increased 18% in 2004 compared with 2003 as a result of higher premium volume. The consolidated expense ratio decreased to 26.7% in 2004 from 27.9% in 2003. The decrease is due to a 24% increase in earned premiums with no significant increase in underwriting expenses other than commissions and premium taxes.

     Service company expenses represent the costs associated with the alternative market’s fee-based business.

     Other costs and expenses represent primarily general and administrative expenses for the corporate office and costs associated with our foreign operations. Other costs and expenses increased to $13 million in 2004 from $8 million in 2003 due to higher compensation costs.

Interest Expense. Interest expense increased 21% to $17 million as a result of the issuance of $150 million of 5.125% senior notes in September 2003 and $150 million of 6.15% senior notes in August 2004.

Income taxes. The effective income tax rate was 29% in 2004 and 28% in 2003. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income and state income taxes.

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

     The carrying value of the Company’s investment portfolio and investment-related assets as of September 30, 2004 and December 31, 2003 were as follows (dollars in thousands):

	September 30,	December 31,
	2004	2003
Fixed maturity securities	$5,774,451	$4,293,302
Equity securities available for sale	429,749	316,629
Equity securities trading account	400,736	331,967
Investments in affiliates	223,051	126,772

Total investments	6,827,987	5,068,670
Cash and cash equivalents	1,049,126	1,431,466
Trading account receivable from brokers and clearing organization	162,936	102,257
Trading account securities sold but not yet purchased	(171,522)	(119,100)
Other investment-related liabilities	(29,846)	(2,580)

Total	$7,838,681	$6,480,713

Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At September 30, 2004 (as compared to December 31, 2003), the fixed maturities portfolio mix was as follows: U.S. Government securities were 15% (14% in 2003); state and municipal securities were 54% (46% in 2003); corporate securities were 10% (14% in 2003); mortgage-backed securities were 18% (21% in 2003); and foreign bonds were 3% in 2004 (5% in 2003).

     The Company’s philosophy related to holding or selling fixed maturity securities is based on an objective of maximizing total return. The Company generally attempts to match the duration of those assets held as insurance reserves with the expected payout pattern of those liabilities within a range of one year. However, based on managements’ view of expected interest rate changes and total rate of return opportunities over the foreseeable future, the Company may decide to shorten or extend the duration of the investment portfolio. In a period in which management believes that interest rates will be rising, the duration of the fixed income portfolio will generally be shortened in order to mitigate the impact of an interest rate rise on the market value of the portfolio. The sale of longer-term investments in order to shorten the duration may result in realized gains; however, there is no reason to expect these gains to continue in future periods. During 2003 and 2004, the Company shortened the duration of the investment portfolio by increasing the portion of the portfolio invested in cash and cash equivalents.

Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in common and preferred stocks of publicly traded banks, utilities and real estate investment trusts.

Equity Securities Trading Account. The trading account is comprised of direct investments in arbitrage securities and investments in arbitrage-related limited partnerships that specialize in merger arbitrage and convertible arbitrage strategies. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Convertible arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities. The Company increased its investment in merger arbitrage securities by $73 million during the first nine months of 2004.

Investments in Affiliates. At September 30, 2004 (as compared to December 31, 2003), investments in affiliates were as follows: equity in Kiln plc was $50 million ($40 million in 2003); real estate partnerships were $109 million ($58 million in 2003); structured finance partnerships were $45 million ($18 million in 2003); and other investments were $19 million ($11 million in 2003).

Securities in an Unrealized Loss Position. The following table summarizes, for all securities in an unrealized loss position at September 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

		Gross unrealized
	Fair value	loss
Fixed maturities:
0 – 6 months	$1,194,098	$8,156
7 – 12 months	289,670	4,012
Over 12 months	71,848	2,353

Total	$1,555,616	$14,521

Equities securities available for sale:
0 – 6 months	$33,475	$374
7 – 12 months	45,730	2,987
Over 12 months	200	14

Total	$79,405	$3,375

Liquidity and Capital Resources

     As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. Maximum amounts of dividends that can be paid without regulatory approval are prescribed by statute. During 2004, the maximum amount of dividends which can be paid without regulatory approval is approximately $197 million, of which $10 million was paid during the nine months ended September 30, 2004. The ability of the holding company to service its debt obligations is limited by the ability of the insurance subsidiaries to pay dividends. In the event dividends, tax payments and management fees available to the holding company were inadequate to service its debt obligations, the Company would need to raise capital, sell assets or restructure its debt obligations.

     Cash flow provided from operating activities increased to $1.1 billion during the nine months ended September 30, 2004 from $970 million during the comparable period of 2003. The increase in operating cash flow in 2004 was primarily due to a higher level of cash flow from underwriting activities (premium collections less paid losses and underwriting expenses). Cash flow provided by operating activities in 2004 is net of $73 million transferred to the arbitrage trading account.

     Accumulated other comprehensive income, which represents after-tax unrealized gains on investments and foreign currency translation, decreased to $97 million at September 30, 2004 from $120 million at December 31, 2003. The decrease in unrealized gains on investments was primarily due to the realization of gains as a result of investment sales.

     At September 30, 2004, the Company’s outstanding debt was $817 million (face amount). The maturities of the debt are $40 million in 2005, $100 million in 2006, $89 million in 2008, $150 million in 2010, $200 million in 2013, $150 million in 2019, $76 million in 2022 and $12 million in 2023. The Company also has $210 million (face amount) of junior subordinated debentures that mature in 2045.

     At September 30, 2004, stockholders’ equity was $2.0 billion and total capitalization (stockholders’ equity and debt) was $3.0 billion. The percentage of the Company’s capital attributable to debt was 34% at September 30, 2004 compared with 34% at December 31, 2003.

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

     The duration of the investment portfolio decreased from 4.1 years at December 31, 2003 to 3.4 years at September 30, 2004. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2003.

Item 4. Controls and Procedures

     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The Company’s subsidiaries are regularly engaged in the defense of claims arising out of the conduct of the insurance business. The Company does not believe that such litigation, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

     The New York State Attorney General and other regulators have commenced investigations, legal actions and general inquiries concerning alleged anti-competitive activities in the insurance industry. These allegations include improper sales practices as well as other non-competitive behaviors. Upon learning of this, the Company on its own initiative commenced an internal review with the assistance of outside counsel. The internal review is focused on our relationships with our distribution channels. The internal review is not yet complete.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Set forth below is a summary of the shares repurchased by the Company during the quarter and the number of shares remaining authorized for purchase by the Company.

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans	the plans or
	shares purchased	paid per share	or programs	programs (1)
July 1, 2004
July 31, 2004	—	—	None	1,788,750
August 1, 2004
August 31, 2004	—	—	None	1,788,750
September 1, 2004
September 30, 2004	—	—	None	1,788,750

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization that was approved by the Board of Directors on November 10, 1998.

     On August 3, 2004, the Company issued an aggregate of 500,000 Restricted Stock Units (“RSUs”) to certain of its employees. Each RSU represents the right to receive one share of common stock and is conditioned on the employee’s satisfying certain requirements outlined in the award agreement. The RSU’s vest after five years of continuous employment. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) thereof for transactions not involving a public offering.

Item 5. Other Information

Supplemental Benefits Agreement

     On August 19, 2004, the Company entered into a Supplemental Benefits Agreement with William R. Berkley, the Company’s Chairman and Chief Executive Officer. Under the agreement, upon the earliest to occur of: (a) Mr. Berkley’s resignation from employment as Chief Executive Officer for any reason; (b) any termination of his employment by the Company other than for “cause”; or (c) termination of his employment by reason of his death, Mr. Berkley will be entitled to an annual retirement benefit equal to the greater of (1) $1,000,000, or (2) fifty percent (50%) of his highest average three-year compensation over the prior ten fiscal years, but not exceeding one hundred fifty percent (150%) of his average five-year compensation over the prior five fiscal years. If such termination occurs following Mr. Berkley’s 72nd birthday, he will be entitled to an enhanced retirement benefit, actuarially increased to reflect the passage of time from the date Mr. Berkley attained age 72 until the date of such termination. The retirement benefit will be paid annually for the remainder of Mr. Berkley’s life, and if he predeceases his spouse, fifty percent (50%) of such benefit will be paid annually to his spouse for the remainder of her life. Mr. Berkley may elect to have his spouse receive one hundred percent (100%) of the retirement benefit following his death, provided, that, in such event, the retirement benefit will be reduced by an amount such that the payments made to Mr. Berkley and his spouse following such election will be the actuarial equivalent to the payments that would otherwise been made had no such election occurred.

     Under the agreement, Mr. Berkley and his spouse will also be entitled to receive continued health insurance coverage for the remainder of their respective lives. During the two-year period following his termination or, if longer, the period that Mr. Berkley performs consulting services to Company or remains Chairman of the Board, he will be entitled to continue to receive certain perquisites, including continued use of the Company plane and a car and driver, in a manner consistent with his prior use of such perquisites. Additionally, for so long as Mr. Berkley requests, following such termination, the Company is required to provide him with office accommodations and support, including secretarial support, in a manner consistent with that provided prior to such termination. To the extent that any benefits under the agreement or otherwise result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, Mr. Berkley will receive an additional payment to hold him harmless against such excise tax.

     The agreement prohibits Mr. Berkley from competing against the Company for two years following his resignation of employment other than for “good reason,” during which time, Mr. Berkley has agreed to be available to provide consulting services to the Company.

     The above summary is qualified in its entirety by reference to the Supplemental Benefits Agreement, which is incorporated by reference in its entirety and filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

     Number

(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly report on Form 10-Q (File No. 1-15-202) filed with the Commission on August 5, 2004)

(10.1)	Supplemental Benefits Agreement between William R. Berkley and the Company dated August 19, 2004

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: November 8, 2004	/s/ William R. Berkley

William R. Berkley
Chairman of the Board and
Chief Executive Officer

Date: November 8, 2004	/s/ Eugene G. Ballard

Eugene G. Ballard
Senior Vice President,
Chief Financial Officer
and Treasurer