Form 10-K
period 2004-12-31
BERKLEY W R CORP
filed 2005-03-14
CIK 11544

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-15202

W. R. BERKLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-1867895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

475 Steamboat Road, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:            (203) 629-3000

Securities registered pursuant to Section 12(b) of the Act:
Common stock, par value $.20 per share
Rights to purchase Series A Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $3,156,900,592.

Number of shares of common stock, $.20 par value, outstanding as of March 3, 2005: 84,272,875.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2004 Annual Report to Stockholders for the year ended December 31, 2004 are incorporated herein by reference in Part II, and portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, are incorporated herein by reference in Part III.

W. R. BERKLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2004

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

          This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained herein including statements related to our outlook for the industry and for our performance for the year 2005 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•	the cyclical nature of the property casualty industry;

•	the long-tail and potentially volatile nature of the reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

•	the uncertain nature of damage theories and loss amounts;

•	natural and man-made catastrophic losses, including as a result of terrorist activities;

•	the impact of competition;

•	the availability of reinsurance;

•	exposure as to coverage for terrorist acts, our retention under The Terrorism Risk Insurance Act of 2002 (“TRIA”) and the potential expiration of TRIA;

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	investment results, including those of our portfolio of fixed income securities and investments in equity securities, including merger arbitrage investments;

•	exchange rates and political risks relating to our international operations;

•	legislative and regulatory developments, including those related to alleged anti-competitive or other improper sales and practices in the insurance industry;

•	changes in the ratings assigned to us by rating agencies;

•	availability of dividends from our insurance company subsidiaries;

•	our ability to successfully acquire and integrate companies and invest in new insurance ventures;

•	our ability to attract and retain qualified employees; and

•	other risks detailed from time to time in this Form 10-K and in our filings with the Securities and Exchange Commission.

We describe these risks and uncertainties in greater detail below under the caption “Certain factors that may affect future results.” These risks and uncertainties could cause our actual results for the year 2005 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I

ITEM 1. BUSINESS

     W. R. Berkley Corporation, a Delaware corporation, is an insurance holding company which, through its subsidiaries, operates in five segments of the property casualty insurance business:

•	Specialty lines of insurance, including excess and surplus lines, professional liability and commercial transportation

•	Regional commercial property casualty insurance

•	Alternative markets, including workers’ compensation and the management of self- insurance programs

•	Reinsurance, including treaty, facultative and Lloyd’s business

•	International

     Our holding company structure provides us with the flexibility to respond to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. Our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment and reinsurance management and actuarial, financial and corporate legal staff support.

     Unless otherwise indicated, all references in this Form 10-K to “W. R. Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries.

     Our specialty insurance and reinsurance operations are conducted nationwide, as well as in the United Kingdom. Regional insurance operations are conducted primarily in the Midwest, New England, Southern (excluding Florida) and Mid Atlantic regions of the United States. Alternative markets operations are conducted throughout the U.S. International operations are conducted in Argentina and the Philippines.

     Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of the past five years were as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands)
Net premiums written:
Specialty insurance	$1,581,180	$1,295,570	$939,929	$567,714	$300,885
Regional	1,128,800	963,988	776,577	598,149	499,526
Alternative markets	616,282	482,389	305,357	151,942	98,001
Reinsurance	865,559	861,457	601,969	196,572	261,280
International	74,540	67,111	79,313	150,090	118,981
Discontinued business (1)	—	—	7,345	193,629	227,571

Total	$4,266,361	$3,670,515	$2,710,490	$1,858,096	$1,506,244

Percentage of net premiums written:
Specialty insurance	37.1%	35.3%	34.6%	30.5%	20.1%
Regional	26.5	26.3	28.7	32.2	33.1
Alternative markets	14.4	13.1	11.3	8.2	6.5
Reinsurance	20.3	23.5	22.2	10.6	17.3
International	1.7	1.8	2.9	8.1	7.9
Discontinued business (1)	—	—	0.3	10.4	15.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Represents personal lines and certain reinsurance lines that were discontinued in 2001.

     The following sections briefly describe our insurance segments. All of the domestic insurance subsidiaries except Admiral Insurance Company have an A.M. Best Company, Inc. (“A.M. Best”) rating of “A (Excellent)” which is the third highest rating out of 15 possible ratings by A. M. Best. Admiral Insurance Company has a rating of “A+ (Superior)” which is A.M. Best’s second highest rating. W. R. Berkley Insurance (Europe), Limited has a rating of “A- (Excellent)” which is A.M. Best’s fourth highest rating. A.M. Best’s ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “While Best’s ratings reflect [its] opinion of a company’s financial strength and ability to meet its ongoing obligations to policyholders, they are not a warranty, nor are they a recommendation of specific policy form, contract, rate or claim practice.” A.M. Best reviews its ratings on a periodic basis, and ratings of the Company’s subsidiaries are therefore subject to change.

SPECIALTY INSURANCE

     Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within excess and surplus lines. Excess and surplus lines differ from standard market lines in that excess and surplus lines are generally free of rate and form regulation and provide coverage for more complex and hard-to-place risks. The primary specialty lines of business are premises operations, professional liability, commercial automobile, products liability and property lines. The specialty business is conducted through nine operating units. The companies within the segment are divided along the different customer bases and product lines that they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

     Admiral Insurance Company (“Admiral”) provides excess and surplus lines coverage that generally involves a moderate to high degrees of risk due to the nature of the class of coverage (e.g., products liability) or insured entity (e.g., fireworks distributors). Admiral concentrates on commercial casualty, professional liability, umbrella and commercial property lines of business produced by wholesale brokers. Admiral’s average annual premiums per policy were approximately $45,000 in 2004.

     Nautilus Insurance Company (“Nautilus”) insures excess and surplus risks that are less complex and involve a lower degree of expected severity than those covered by Admiral. A substantial portion of Nautilus’ business is written on a binding authority basis, subject to certain contractual limitations. Nautilus’ average annual premiums per policy were approximately $4,000 in 2004.

     Carolina Casualty Insurance Company (“Carolina”) specializes in transportation insurance for long-haul trucking and public automobile risks, operating as an admitted carrier in all states.

     Monitor Liability Managers, Inc. (“Monitor”) specializes in professional liability insurance, including directors’ and officers’ liability, employment practices liability, lawyers’ professional liability, management liability and non-profit directors’ and officers’ liability.

     Vela Insurance Services, LLC (“Vela”) provides excess and surplus lines coverage to small and medium size accounts with a primary focus on contractors and products liability. Vela’s average annual premiums per policy were approximately $52,000 in 2004.

     W. R. Berkley Insurance (Europe), Limited (“Berkley UK”) is a United Kingdom authorized insurance company that began operations in July 2003. Berkley UK writes professional indemnity, directors & officers and general liability business.

     Berkley Specialty Underwriting Managers, LLC (“Berkley Specialty”) is an underwriting company formed in 2004 to provide excess and surplus lines general liability coverage to the wholesale market. It also plans to offer commercial property and casualty insurance products to the entertainment and sports industry.

     Clermont Specialty Managers, Ltd. (“Clermont”) writes package insurance programs, including workers’ compensation, for luxury condominium, cooperative and rental apartment buildings and restaurants in the New York City metropolitan area.

     Berkley Medical Excess Underwriters, LLC (“Medical Excess”) provides medical malpractice excess insurance and reinsurance coverage and services to hospitals and hospital associations.

     The following table sets forth the percentage of gross premiums written by specialty unit:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Admiral	30.9%	33.0%	36.3%	37.9%	38.0%
Nautilus	18.0	18.1	17.1	16.6	23.8
Carolina	15.3	14.6	17.3	18.1	10.4
Monitor	10.7	13.0	14.8	15.2	17.1
Vela	9.2	9.9	8.6	7.1	3.9
Berkley UK	6.8	3.5	—	—	—
Berkley Specialty	3.1	—	—	—	—
Clermont	3.1	3.3	4.0	3.4	4.4
Medical Excess	2.9	3.4	0.8	—	—
Surety (1)	—	1.2	1.1	1.7	2.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Surety was transferred to the regional segment in 2004.

     The following table sets forth the percentages of gross premiums written, by line, by our specialty insurance operations:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Premises operations	37.5%	38.3%	37.3%	39.2%	40.1%
Professional liability	19.2	18.4	15.3	11.1%	14.0%
Automobile	14.2	13.8	16.3	18.5	14.4
Products liability	13.5	10.9	11.4	11.0	9.4
Property	8.3	9.8	12.3	13.3	15.7
Other	7.3	8.8	7.4	6.9	6.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

REGIONAL

     Our regional subsidiaries provide commercial insurance products to customers primarily in 27 states. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of W. R. Berkley. The regional operations are conducted through four geographic regions based on markets served: Continental Western Insurance Group (“Continental Western Group”) in the Midwest, Acadia Insurance Company (“Acadia”) in New England, Union Standard Insurance Group (“Union Standard”) in the South (excluding Florida), and Berkley Mid Atlantic Group in the Mid Atlantic region. In addition, surety bonds are offered nationwide through a separate regional company, Monitor Surety Managers, Inc. (“Monitor Surety”).

     The regional subsidiaries primarily sell insurance products through a network of non-exclusive independent agents who are compensated on a commission basis. Our regional companies underwrite all major commercial lines.

     The following table sets forth the percentage of gross premiums written by each region:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Continental Western Group	35.2%	36.3%	36.4%	36.6%	41.8%
Acadia	26.4	27.1	26.3	25.8	24.4
Union Standard	15.0	15.1	15.4	15.7	16.3
Berkley Mid Atlantic Group	13.8	12.8	13.6	15.0	16.1
Monitor Surety	2.2	—	—	—	—
Assigned risk plans (1)	7.4	8.7	8.3	6.9	1.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.

     The following table sets forth the percentages of gross premiums written, by line, by our regional insurance operations:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Commercial Multi-Peril	36.6%	36.6%	35.2%	29.9%	28.9%
Automobile	26.0	25.9	25.8	26.2	27.9
Workers’ Compensation	17.1	17.5	17.2	24.3	22.7
Assigned risk plans	7.4	8.7	8.3	6.9	1.4
Other	12.9	11.3	13.5	12.7	19.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentages of direct premiums written, by state, by our regional insurance operations:

	Year Ended December 31,
	2004	2003	2002	2001	2000
State
Massachusetts	7.6%	7.7%	7.2%	7.2%	5.8%
Kansas	7.5	7.9	8.3	7.9	5.0
Texas	6.1	6.4	6.2	6.3	6.0
New Hampshire	5.9	6.2	6.9	7.8	7.2
Maine	5.7	6.2	7.5	7.9	8.0
Pennsylvania	5.1	4.2	3.9	2.4	2.1
Iowa	4.7	4.7	4.6	5.5	6.5
Nebraska	4.2	4.5	4.8	5.4	5.3
Minnesota	4.0	3.8	3.5	3.7	4.1
Missouri	3.6	3.5	3.2	3.5	3.7
Vermont	3.6	3.8	4.1	3.7	3.2
South Dakota	3.3	3.6	3.6	3.4	2.9
North Carolina	3.1	3.2	4.0	4.9	5.4
Wisconsin	3.1	2.8	2.7	2.9	2.7
Colorado	3.0	3.0	3.3	3.6	4.4
Connecticut	2.8	1.7	0.9	—	—
Virginia	2.8	2.7	2.7	3.4	3.5
Arkansas	2.4	1.9	1.9	2.3	2.7
Illinois	2.0	2.0	2.2	2.3	2.7
Mississippi	2.0	2.1	2.1	2.5	3.1
Tennessee	1.8	4.1	1.8	1.6	2.0
Washington	1.8	1.7	0.9	0.5	0.4
New York	1.7	0.8	1.2	0.1	0.1
Maryland	1.5	1.2	1.0	0.8	0.6
Oklahoma	1.5	1.5	1.5	1.5	1.3
Idaho	1.2	1.5	1.5	1.3	1.2
Montana	1.2	1.2	1.1	0.9	1.0
Other	6.8	6.1	7.4	6.7	9.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

     Each of our alternative markets operating units is involved in risk management and is organized according to one of the following product areas: insuring excess workers’ compensation risks; insuring primary workers’ compensation risks; and providing non-risk bearing services.

     Midwest Employers Casualty Company (“MECC”) operates on a nationwide basis and provides excess workers’ compensation coverage and risk management services to self-insured employers and groups above their self-insured or retained limits.

     Preferred Employers Insurance Company (“Preferred Employers”) offers primary workers’ compensation insurance in California. Insurance coverage is provided primarily to owner-managed small employers.

     Key Risk Insurance Company (“Key Risk”) offers primary workers’ compensation insurance principally in North Carolina. Insurance services are also provided through its affiliate, Key Risk Management Services.

     Berkley Risk Administrators Company, LLC (“BRAC”) implements and manages alternative risk management programs and self-insurance pools for business, governmental entities, assigned risk plans, tribal nations and non-profit entities. BRAC also provides administrative and claims services to insurance companies. BRAC’s services include third-party administration, claims adjustment and management, employee benefit consulting, accounting services, insurance and reinsurance risk transfer, loss control and safety consulting, management information systems, regulatory compliance and relations, risk management consulting, alternative markets plan management, statistical analysis, underwriting and rating, and policy issuance. BRAC also underwrites property casualty insurance for self-insured entities.

     The following table sets forth the percentages of gross premiums written by each alternative markets unit:

	Year Ended December 31,
	2004	2003	2002	2001	2000
MECC	43.8%	41.1%	51.6%	53.6%	63.4%
Preferred Employers	32.4	29.8	24.3	20.6	9.7
Key Risk	16.6	14.0	19.6	24.3	26.4
BRAC	7.2	15.1	4.5	1.5	0.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table sets forth services fees for insurance services business conducted by BRAC and Key Risk (amounts in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000
Services fees	$109,344	$101,715	$86,095	$74,913	$63,434

REINSURANCE

     Our reinsurance operations consist of seven operating units, which specialize in underwriting property casualty reinsurance on both a treaty and a facultative basis on behalf of Berkley Insurance Company. Treaty reinsurance is the reinsurance of all or a specified portion or category of risks underwritten by the ceding company during the term of the agreement. Facultative reinsurance is the reinsurance of individual risks whereby a reinsurer generally has the opportunity to analyze and separately underwrite a risk prior to agreeing to be bound.

     Signet Star Re, LLC (“Signet Star”) focuses on specialty lines of business, including professional liability, umbrella, workers’ compensation, commercial automobile and trucking, where knowledge and expertise in a specific area is valued over the capital scale of the reinsurance provider. Signet Star emphasizes casualty excess of loss treaties and seeks significant participations in order to have greater influence over the terms and conditions of coverage. Signet Star business is produced through reinsurance brokers or intermediaries as opposed to direct relationships with the ceding companies.

     Facultative ReSources, Inc. (“Fac Re”) specializes in individual certificate and program facultative business developed through brokers. Its experienced underwriters seek to offset the underwriting and pricing cycles in the underlying insurance business by working closely with ceding company clients to develop appropriate underwriting criteria and through superior risk selection.

     Lloyd’s of London Reinsurance (“Lloyd’s”) represents quota share reinsurance contracts with MAP Capital Limited and Kiln plc. Map Capital Limited and Kiln PLC underwrite a broad range of mainly short-tail classes of business on a worldwide basis.

     Berkley Underwriting Partners, LLC (“Berkley Underwriting Partners”) writes specialty insurance products through program administrators and managing general underwriters.

     B F Re Underwriting, LLC. (“BF Re”), which commenced operations in 2002, writes facultative reinsurance on a direct basis.

     Fidelity & Surety Reinsurance Managers, LLC (“Fidelity and Surety”) offers reinsurance coverage to a limited number of regional fidelity and surety accounts.

     Berkley Risk Solutions (“Berkley Risk Solutions”) was formed in 2003, and in 2004 began to provide insurance and reinsurance-based financial solutions to insurance companies and self-insured entities.

     The following table sets forth the percentages of gross premiums written by each reinsurance unit:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Signet Star	34.7%	34.0%	35.4%	56.3%	76.8%
Fac Re	24.6	28.0	24.3	26.9	15.2
Lloyd’s	22.0	23.9	27.8	—	—
Berkley Underwriting Partners	9.9	7.9	11.0	10.2	—
B F Re	8.2	5.7	—	—	—
Fidelity and Surety	0.3	0.5	1.5	6.6	8.0
Berkley Risk Solutions	0.3	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our reinsurance operations:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Property	22.9%	23.4%	24.8%	8.4%	14.4%
Casualty	77.1	76.6	75.2	91.6	85.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

INTERNATIONAL

     The Company and Northwestern Mutual Life International, Inc. (“NML”), a wholly-owned subsidiary of The Northwestern Mutual Life Insurance Company, jointly own Berkley International, LLC (“Berkley International”).

     Applying the same approach that we take for our domestic businesses, we believe that decentralized control is key to the success of our international efforts. For example, we hire local insurance executives who have specialized knowledge of their customers, markets and products, and we link their compensation to meeting performance objectives.

     International operations are conducted in Argentina and the Philippines. In Argentina, we offer commercial and personal property casualty insurance. Our Argentina subsidiary ceased writing new life insurance business in 2002. In the Philippines, we provide savings and life products to customers.

     The following table set forth the percentages of direct premiums for our international operations:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Property casualty	92.5%	91.7%	72.3%	77.9%	72.3%
Life	0.2	0.6	10.0	12.4	14.7

Total Argentina	92.7	92.3	82.3	90.3	87.0

Philippines - Life	7.3	7.7	17.7	9.7	13.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

DISCONTINUED BUSINESS

     In 2001, the Company discontinued its domestic personal lines business, both homeowners and private passenger automobile, and the alternative markets division of its reinsurance segment, by not renewing existing policies or treaties and ceasing to write new business. Although the Company discontinued the alternative market division of its reinsurance segment, it continues to write insurance and reinsurance covering workers’ compensation for self-insured entities within the alternative markets segment .

     The following table set forth the percentages of net premiums written for our discontinued business:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Personal lines	—	—	68.3%	61.8%	61.8%
Alternative markets reinsurance	—	—	31.7	38.2	38.2

Total	—	—	100.0%	100.0%	100.0%

OTHER BUSINESS

     The Company owns a majority interest in Peyton Street Independent Financial Services (“Peyton Street”), a unitary thrift holding company that owns the common stock of InsurBanc. InsurBanc provides banking services principally to independent insurance agencies and their employees.

     Results by Industry Segment

          Summary financial information about our operating segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands)
Specialty Insurance

Revenues	$1,569,893	$1,188,013	$826,558	$470,107	$336,621
Income before income taxes	290,442	201,885	136,112	34,554	32,104

Regional

Revenues	1,112,801	923,965	749,750	608,682	560,748
Income before income taxes	184,152	153,292	104,085	37,203	4,182

Alternative Markets

Revenues	750,227	551,091	359,230	234,430	189,425
Income before income taxes	128,660	85,397	62,703	34,255	34,944

Reinsurance

Revenues	946,994	813,180	442,199	250,850	335,935
Income (loss) before income taxes	87,373	59,984	14,981	(61,403)	26,026

International

Revenues	81,512	70,931	94,609	155,913	117,971
Income (loss) before income taxes	7,437	3,347	(1,757)	12,149	6,591

Discontinued Business

Revenues	—	—	55,774	232,403	232,392
Loss before income taxes	—	—	(10,682)	(133,480)	(9,936)

Other (1)

Revenues	50,808	82,928	37,964	(10,588)	8,195
Loss before income taxes	(59,551)	(14,601)	(46,009)	(74,672)	(53,060)

Total

Revenues	$4,512,235	$3,630,108	$2,566,084	$1,941,797	$1,781,287
Income (loss) before income tax	638,513	489,304	259,433	(151,394)	40,851

(1)	Represents corporate revenues, expenses and realized investment gains and losses, which are not allocated to business segments. Also includes the operating results of Peyton Street.

     The table below represents summary underwriting ratios, on a GAAP accounting basis for our insurance segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Specialty Insurance
Loss ratio	62.0%	63.3%	63.7%	71.0%	73.1%
Expense ratio	25.2	24.9	25.7	30.7	33.5

Combined ratio	87.2%	88.2%	89.4%	101.7%	106.6%

Regional
Loss ratio	55.7%	56.3%	59.1%	67.2%	75.5%
Expense ratio	31.2	31.2	32.4	35.0	35.1

Combined ratio	86.9%	87.5%	91.5%	102.2%	110.6%

Alternative Markets
Loss ratio	70.5%	68.6%	66.7%	76.5%	70.2%
Expense ratio	21.5	24.6	29.6	32.9	38.7

Combined ratio	92.0%	93.2%	96.3%	109.4%	108.9%

Reinsurance
Loss ratio	69.4%	69.6%	75.0%	109.3%	73.3%
Expense ratio	29.3	29.5	31.7	38.3	33.3

Combined ratio	98.7%	99.1%	106.7%	147.6%	106.6%

International
Loss ratio	55.2%	54.4%	54.2%	61.4%	62.1%
Expense ratio	42.0	42.3	51.3	40.6	41.7

Combined ratio	97.2%	96.7%	105.5%	102.0%	103.8%

Discontinued Business
Loss ratio	—	—	98.7%	131.4%	75.9%
Expense ratio	—	—	30.8	33.0	32.8

Combined ratio	—	—	129.5%	164.4%	108.7%

Total
Loss ratio	63.0%	63.4%	65.0%	82.1%	73.4%
Expense ratio	27.4	28.0	30.4	34.4	34.8

Combined ratio	90.4%	91.4%	95.4%	116.5%	108.2%

Investments

     Investment results before income tax effects were as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands)
Average investments, at cost	$7,180,721	$5,326,621	$3,881,121	$3,279,830	$3,046,364

Investment income, before expenses	$293,866	$244,347	$210,900	$206,656	$219,955

Percent earned on average investments	4.1%	4.6%	5.4%	6.3%	7.2%

Realized investment and foreign currency gains (losses)	$48,268	$81,692	$37,070	$(11,494)	$8,364

Change in unrealized investment gains (losses) (1)	$(20,386)	$24,566	$113,529	$28,344	$98,919

(1)	The change in unrealized investment gains (losses) represents the difference between fair value and cost of available for sale securities and investment in affiliates at the beginning and end of the calendar year.

For comparison, following are the coupon returns for selected bond indices and the dividend returns for the S&P 500 Index.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Lehman Brothers U.S. Aggregate Bond Index	5.0%	5.3%	6.0%	6.5%	6.9%

Lehman Brothers Municipal Bond Index	4.8%	4.8%	5.1%	5.2%	5.5%

S&P500 Index	1.9%	2.3%	1.3%	1.1%	1.0%

     The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	2004	2003	2002	2001	2000
1 year or less	10.8%	1.6%	3.1%	3.2%	3.5%
Over 1 year through 5 years	15.8	21.1	16.9	20.5	22.1
Over 5 years through 10 years	19.0	19.0	25.4	23.2	21.8
Over 10 years	36.4	36.8	27.8	26.2	27.7
Mortgage-backed securities	18.0	21.5	26.8	26.9	24.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Loss and Loss Adjustment Expense Reserves

     To recognize liabilities for unpaid losses, either known or unknown, insurers establish reserves, which is a balance sheet account representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Estimates and assumptions relating to reserves for losses and loss expenses are based on complex and subjective judgments, often including the interplay of specific uncertainties with related accounting and actuarial measurements. Such estimates are also susceptible to change as significant periods of time may elapse between the occurrence of an insured loss, the report of the loss to the insurer, the ultimate determination of the cost of the loss and the insurer’s payment of that loss.

     In general, when a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis to provide for losses incurred but not yet reported to the insurer, potential inadequacy of case reserves and the estimated expenses of settling claims, including legal and other fees and general expenses of administrating the claims adjustment process. Reserves are established based upon the then current legal interpretation of coverage provided.

     In examining reserve adequacy, several factors are considered in addition to the economic value of losses. These factors include historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. The actuarial process relies on the basic assumption that past experience, adjusted judgmentally for the effects of current developments and anticipated trends, is an appropriate basis for predicting future outcomes. Reserve amounts are necessarily based on management’s informed estimates and judgments using currently available data. As additional experience and other data become available and are reviewed, these estimates and judgments may be revised. This may result in reserve increases or decreases that would be reflected in our results in periods in which such estimates and assumptions are changed.

     Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties which are beyond the Company’s control. These variables are affected by internal and external events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage and legislative changes, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Because setting reserves is inherently uncertain, the Company cannot assure that its current reserves will prove adequate in light of subsequent events.

     We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience and is supplemented with data compiled from insurance companies writing similar business. The liabilities for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve for non-proportional business, and at the statutory rate for proportional business. The discount rates range from 3.5% to 6.5% with a weighted average rate of 4.8%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $502,874,000, $393,152,000 and $292,697,000 at December 31, 2004, 2003 and 2002, respectively. The increase in the aggregate discount from 2003 to 2004 and from 2002 to 2003 resulted from the increase in workers’ compensation reserves.

     To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. Environmental claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

     Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $38,258,000 and $31,866,000 at December 31, 2004 and 2003, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $54,971,000 and $49,283,000 at December 31, 2004 and 2003, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $9,194,000, $4,749,000 and $6,652,000 in 2004, 2003 and 2002, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $2,802,000, $1,391,000 and $2,938,000 in 2004, 2003 and 2002, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

     The table below provides a reconciliation of the beginning and ending property casualty reserves (amounts in thousands):

	2004	2003	2002
Net reserves at beginning of year	$3,505,295	$2,323,241	$2,033,293

Net provision for losses and loss expenses (a):
Claims occurring during the current year (b)	2,236,860	1,780,905	1,288,071
Increase in estimates for claims occurring in prior years (c)	294,931	244,636	156,184
Decrease in discount for prior years	24,220	24,115	12,999

	2,556,011	2,049,656	1,457,254

Net payments for claims (d):
Current year	409,776	268,170	373,541
Prior years	928,688	599,432	793,765

	1,338,464	867,602	1,167,306

Net reserves at end of year	4,722,842	3,505,295	2,323,241
Ceded reserves at end of year	726,769	686,796	844,684

Gross reserves at end of year	$5,449,611	$4,192,091	$3,167,925

(a)	Net provision for loss and loss expenses excludes $3,299, $521 and $6,717 in 2004, 2003 and 2002, respectively, relating to the policyholder benefits incurred on life insurance that are included in the statement of income.

(b)	Claims occurring during the current year are net of discount of $107,282, $96,365 and $38,939 in 2004, 2003 and 2002, respectively.

(c)	The increase in estimates for claims occurring in prior years is net of discount of $26,658, $28,214 and $23,626 in 2004, 2003 and 2002, respectively. The increase in estimates for claims occurring in prior years before discount is $321,589, $272,850 and $179,810 in 2004, 2003 and 2002, respectively.

(d)	Net payments in 2003 are net of $331,000 of cash received upon the commutation of the aggregate reinsurance agreement (see Note 9 of Notes to Consolidated Financial Statements).

     Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the increase in estimates for claims occurring in prior years.

     A reconciliation between the reserves as of December 31, 2004 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) is as follows (amounts in thousands):

Net reserves reported on a SAP basis	$4,746,923
Additions (deductions) to statutory reserves:
International property & casualty reserves	30,121
Loss reserve discounting (1)	(53,983)
Other	(219)

Net reserves reported on a GAAP basis	4,722,842
Ceded reserves reclassified as assets	726,769

Gross reserves reported on a GAAP basis	$5,449,611

(1)	For statutory purposes, we use a discount rate of 3.5% for non-proportional business as permitted by the Department of Insurance of the State of Delaware.

     The following table presents the development of net reserves for 1994 through 2004. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

     The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1994 reserves have developed a $170 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1994 is reserved for $2,000 as of December 31, 1994. Assuming this claim estimate was changed in 2004 to $2,300, and was settled for $2,300 in 2004, the $300 deficiency would appear as a deficiency in each year from 1994 through 2003.

	(Amounts in millions)
Year Ended December 31,	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Net reserves, discounted	$895	$1,209	$1,333	$1,433	$1,583	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723
Reserve discount	—	152	172	190	187	196	223	243	293	393	503

Net reserve, undiscounted	895	1,361	1,505	1,623	1,770	1,920	2,041	2,276	2,616	3,898	5,226

Net Re-estimated as of:
One year later	885	1,346	1,481	1,580	1,798	1,934	2,252	2,450	2,889	4,220
Two years later	872	1,305	1,406	1,566	1,735	2,082	2,397	2,671	3,242
Three years later	833	1,236	1,356	1,446	1,805	2,203	2,520	2,932
Four years later	789	1,195	1,239	1,463	1,856	2,260	2,634
Five years later	764	1,112	1,248	1,494	1,859	2,330
Six years later	706	1,118	1,271	1,488	1,886
Seven years later	712	1,135	1,265	1,495
Eight years later	723	1,132	1,266
Nine years later	725	1,134
Ten years later	725

Cumulative redundancy	$170	$227	$239	$128	$(116)	$(410)	$(593)	$(656)	$(626)	$(322)

(deficiency), undiscounted

Cumulative amount of net liability paid through:
One year later	$221	$265	$332	$365	$496	$584	$702	$794	$599	$929
Two years later	355	434	523	574	795	1,011	1,255	1,191	1,216
Three years later	445	550	635	737	1,032	1,426	1,501	1,594
Four years later	501	616	714	852	1,306	1,567	1,722
Five years later	528	655	782	1,033	1,387	1,699
Six years later	543	701	903	1,068	1,448
Seven years later	577	785	935	1,112
Eight years later	634	809	966
Nine years later	654	835
Ten years later	675

     The following table presents the development of gross reserves for 1994 through 2004.

	(Amounts in millions)
Year Ended December 31,	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Net reserves, discounted	895	1,209	1,333	1,433	1,583	1,724	1,818	2,033	2,323	3,505	4,723
Ceded Reserves	1,176	451	450	477	538	617	658	731	845	687	727

Gross reserves, discounted	2,071	1,660	1,783	1,910	2,121	2,341	2,476	2,764	3,168	4,192	5,450
Reserve discount	—	192	216	241	248	250	286	324	384	462	573

Gross reserve-undiscounted	$2,071	$1,852	$1,999	$2,151	$2,369	$2,591	$2,762	$3,088	$3,552	$4,654	$6,023

Gross Re-estimated as of:
One year later	$2,043	$1,827	$1,965	$2,132	$2,390	$2,653	$2,827	$3,153	$3,957	$5,030
Two years later	2,026	1,789	1,959	2,096	2,389	2,556	2,730	3,461	4,353
Three years later	1,983	1,754	1,909	2,010	2,218	2,385	2,900	3,777
Four years later	1,951	1,733	1,823	1,871	2,079	2,465	3,054
Five years later	1,928	1,681	1,739	1,787	2,102	2,564
Six years later	1,899	1,630	1,688	1,795	2,139
Seven years later	1,858	1,589	1,692	1,805
Eight years later	1,827	1,593	1,692
Nine years later	1,834	1,589
Ten Years later	1,829

Gross cumulative redundancy (deficiency)	$242	$263	$307	$346	$230	$27	$(292)	$(689)	$(801)	$(376)

Reinsurance

     We follow the customary industry practice of reinsuring a portion of our exposures and paying to reinsurers a part of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of “A (Excellent)” or better with $500 million in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of “A-(Excellent)” or better with $250 million in policyholder surplus. As a result of the attacks of September 11, 2001, many reinsurers have significantly changed their underwriting guidelines, and limit or no longer provide terrorism coverage. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and Note 9 of “Notes to Consolidated Financial Statements.”

Regulation

     Our insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business, and the Company believes that it is in compliance in all material respects with such regulations. They are subject to statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Our property casualty subsidiaries, other than excess and surplus and reinsurance subsidiaries, must generally file all rates with the insurance department of each state in which they operate. Our excess and surplus and reinsurance subsidiaries generally operate free of rate and form regulation.

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

     The NAIC utilizes a Risk Based Capital (RBC) formula that is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized RBC control level as of December 31, 2004.

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

     The Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective November 26, 2002. TRIA establishes a temporary Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is scheduled to terminate on December 31, 2005. TRIA is applicable to almost all commercial lines of property and casualty insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program the federal government will pay 90% of an insurer’s losses in excess of the insurer’s applicable deductible. The insurer’s deductible is based on a percent of earned premium for covered lines of commercial property and casualty insurance: for 2004 it was 10% of 2003 premium and for 2005 it is 15% of 2004 premium. Based on our 2004 earned premiums, our deductible under TRIA during 2005 will increase to approximately $517 million. TRIA limits the federal governments share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap. After December 31, 2005, there will not be a Federal program available for terrorism losses, unless TRIA is extended or replaced. At such time, the Company will have the option to exclude terrorism losses from coverage, except for any lines of insurance or jurisdictions where exclusions were not permitted before TRIA was enacted.

     The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has recently entered into settlement agreements with two large insurance brokers against whom civil complaints had been filed. These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry.

Competition

     The property casualty insurance and reinsurance businesses are competitive, with over 2,000 insurance companies transacting business in the United States. We compete directly with a large number of these companies. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Our subsidiaries establish their own pricing practices. Such practices are based upon a Company-wide philosophy to price products with the general intent of making an underwriting profit. Competition in the industry generally changes with profitability.

     Competition for specialty and alternative markets business comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Under certain market conditions, standard carriers also compete for excess and surplus business.

     Competition for the reinsurance business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Berkshire Hathaway, GE Insurance Solutions, Transatlantic Reinsurance and Everest Reinsurance, which collectively comprise a majority of the property casualty reinsurance market in the United States.

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

Employees

     As of February 28, 2005, we employed 4,736 persons. Of this number, our subsidiaries employed 4,671 persons, of whom 2,709 were executive and administrative personnel and 1,962 were clerical personnel. We employed the remaining 65 persons at the parent company and in investment operations, of whom 49 were executive and administrative personnel and 16 were clerical personnel.

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

     Compliance by W. R. Berkley and its subsidiaries with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position.

     The Company’s internet address is www.wrberkley.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are accessible free of charge through this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.

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

          Our gross reserves for losses and loss expenses were approximately $5.4 billion as of December 31, 2004. Our loss reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred.

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

          We increased our estimates for claims occurring in prior years by $295 million in 2004, $245 million in 2003 and $156 million in 2002. We, along with the property casualty insurance industry in general, have experienced higher than expected losses for certain types of business written from 1998 to 2001. Although our reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our claim estimates will not need to be increased in the future.

          We discount our reserves for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting liabilities. The expected loss and loss expense payout pattern subject to discounting is derived from our loss payout experience and is supplemented with data compiled from insurance companies writing similar business. Changes in the loss and loss expense payout pattern are recorded in the period they are determined. If the actual loss payout pattern is shorter than anticipated, the discount will be reduced and pre-tax income will decrease by a corresponding amount.

As a property casualty insurer, we face losses from natural and man-made catastrophes.

          Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. In addition, through our recent quota share arrangements with certain Lloyd’s syndicates, we have additional exposure to catastrophic losses. For example, weather-related losses were $29 million in 2002, $38 million in 2003 and $60 million in 2004.

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

          We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Competition in our businesses is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written.

          Some of our competitors, particularly in the reinsurance business, have greater financial and marketing resources than we do. These competitors within the reinsurance segment include Berkshire Hathaway, GE Insurance Solutions, Transatlantic Reinsurance and Everest Reinsurance Company, which collectively comprise a majority of the U.S. property casualty reinsurance market. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers. Certain of our competitors operate from tax advantaged jurisdictions and have the ability to offer lower rates due to such tax advantages.

          New competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates.

We, as a primary insurer, may have significant exposure for terrorist acts.

          To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a primary insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. For example, our losses from the World Trade Center attack in 2001 were $35 million. We have particular exposure to terrorist acts as a provider of insurance for habitational risks in the New York metropolitan area and as a workers’ compensation insurer.

          To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under The Terrorism Risk Insurance Act of 2002 (“TRIA”) for up to 90% of our losses. However, any such coverage would be subject to a mandatory deductible based on a percent of earned premium for the covered lines of commercial property and casualty insurance. Based on our 2004 earned premiums, our deductible under TRIA during 2005 will increase to approximately $517 million. If TRIA is not extended beyond its stated termination date of December 31, 2005 or replaced by a similar program, our liability for terrorist acts could be a material amount. In addition, even this coverage provided under TRIA does not apply to reinsurance that we write.

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

          We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This system of regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	requiring certain methods of accounting;

•	rate and form regulation pertaining to certain of our insurance businesses; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

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

     The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has recently entered into settlement agreements with two large insurance brokers against whom civil complaints had been filed. These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry.

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

     In certain of our insurance businesses, the rates we charge our policyholders are subject to regulatory approval. Certain lines of business are subject to a greater degree of regulatory scrutiny then others. For example, the workers’ compensation business is highly regulated. During 2004, approximately 13% of our net premiums written represented primary workers’ compensation business. Of our net premiums written, approximately 5% represented primary workers’ compensation business written in the State of California, which is undergoing workers’ compensation reform that may adversely affect our ability to adjust rates.

Risks Relating to Our Business

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.

          We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2004, the amount due from our reinsurers was $851 million, including amounts due from state funds and industry pools. Certain of these amounts due from reinsurers are secured by letters of credit or held in trust on our behalf.

We are rated by A.M. Best and Standard & Poor’s, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

          Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Certain of our insurance company subsidiaries are rated by A.M. Best, Standard & Poor’s and Moody’s Investors Services. A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain those ratings. All of the domestic insurance subsidiaries except Admiral Insurance Company have an A.M. Best Company, Inc. (“A.M. Best”) rating of “A (Excellent)” which is the third highest rating out of 15 possible ratings by A. M. Best. Admiral Insurance Company has a rating of “A+ (Superior)” which is A.M. Best’s second highest rating. W. R. Berkley Insurance (Europe), Limited has a rating of “A- (Excellent)” which is A.M. Best’s fourth highest rating. The Standard & Poor’s financial strength rating for our insurance subsidiaries is A+/negative (the seventh highest rating out of twenty-seven possible ratings). Our Moody’s rating is A2 for Berkley Insurance Company (the sixth highest rating out of twenty-one possible ratings).

          If our ratings are reduced from their current levels by A.M. Best, Standard & Poor’s or Moody’s, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

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

          Our international operations, including our recent UK-based operations, expose us to investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition. For example, Argentina has recently experienced substantial political and economic problems, including debt restructuring and the devaluation of the Argentinean peso. As a result, we recorded a charge of $18 million in 2001 and $10 million in 2002 to recognize other than temporary impairment of our investment in Argentine bonds.

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

          Our investment portfolio consists substantially of fixed income securities. As of December 31, 2004, our investment in fixed income securities was approximately $6.4 billion, or 76% of our total investment portfolio.

          The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2004, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $258 million.

          The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. For example, we reported provisions for other than temporary impairments in the value of our fixed income investments of $16 million in 2002 and $430,000 in 2003.

We invest some of our assets in equity securities, including merger arbitrage investments and real estate securities, which may decline in value.

          We invest a portion of our investment portfolio in equity securities, including merger arbitrage investments and investments in affiliates. At December 31, 2004, our investments in equity securities were approximately $934 million, or 11% of our investment portfolio. Although we did not report any provisions for “other than temporary impairments” in the value of our equity securities in 2003, we reported such provisions in the amounts of $2.7 million in 2002 and $2.8 million in 2004.

          Merger and convertible arbitrage trading represented 38% of our equity securities at December 31, 2004. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks. As a result of the reduced activity in the merger and acquisitions area, we may not be able achieve the returns that we have enjoyed in the past.

          Included in our equity security portfolio are investments in publicly traded real estate investment trusts (“REITs”) and private real estate investment funds, real estate limited partnerships and venture capital investments. At December 31, 2004, our investments in these securities were approximately $311 million, or 30% of our equity portfolio. The values of our real estate investments are subject to fluctuations based on changes in the economy in general and real estate valuations in particular. In addition, the real estate investment funds, limited partnerships, and venture capital investments in which we invest are less liquid than our other investments.

Risks Relating to Purchasing Our Securities

We are an insurance holding company and may not be able to receive dividends in needed amounts.

          As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. During 2005, the maximum amount of dividends that can be paid without regulatory approval is approximately $270 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or pay dividends.

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

     These provisions include:

•	our classified board of directors and the ability of our board to increase its size and to appoint directors to fill newly created directorships;

•	the requirement that 80% of our stockholders must approve mergers and other transactions between us and the holder of 5% or more of our shares, unless the transaction was approved by our board of directors prior to such holder’s acquisition of 5% of our shares;

•	the need for advance notice in order to raise business or make nominations at stockholders’ meetings;

•	our rights agreement which subject persons (other than William R. Berkley) who acquire beneficial ownership of 15% or more of our common stock without board approval to substantial dilution; and

•	state insurance statutes that restrict the acquisition of control (generally defined as 5 — 10% of the outstanding shares) of an insurance company without regulatory approval.

ITEM 2. PROPERTIES

          W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2004, the Company had aggregate office space of 1,450,722 square feet, of which 549,638 were owned and 901,084 were leased.

          Rental expense was approximately $16,783,000, $18,773,000 and $17,586,000 for 2004, 2003 and 2002, respectively. Future minimum lease payments (without provision for sublease income) are $15,889,000 in 2005; $13,747,000 in 2006; and $41,783,000 thereafter.

ITEM 3. LEGAL PROCEEDINGS

          The Company’s subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company’s estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters will have a material adverse effect on its financial condition or results of operations.

The New York State Attorney General and other regulators have commenced investigations, legal actions and general inquiries concerning producer compensation and alleged anti-competitive activities in the insurance industry. Certain allegations include improper sales practices by insurance producers as well as other non-competitive behaviors. The Company and certain of its operating units, like many others in the insurance industry, have received information requests from various state insurance regulators and other state authorities. These requests, for the most part, relate to inquiries into inappropriate solicitation activities, producer compensation practices and the underwriting of legal malpractice insurance. The Company is responding to each of these inquiries and is cooperating with the applicable regulatory authorities. In this regard, the Company commenced an internal review with the assistance of outside counsel. The internal review, which is substantially complete, focused on the Company’s relationships with its distribution channels. As a result of the investigation, a single insurance operating unit reported certain limited instances of conduct that could be characterized as involving inappropriate solicitation practices. To address these limited instances, the Company has implemented certain additional internal procedures and is taking other corrective action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of 2004 to a vote of holders of the Company’s Common Stock.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Common
	Price Range		Dividends Paid
	High	Low	Per Share
2004:
Fourth Quarter	$47.40	$38.90	$ .07
Third Quarter	44.15	38.90	.07
Second Quarter	43.80	38.25	.07
First Quarter	42.89	34.95	.07

2003:
Fourth Quarter	$36.93	$31.55	$ .07
Third Quarter	36.01	31.27	.07
Second Quarter	35.73	27.83	.07
First Quarter	28.80	24.39	.07

          The closing price of the Common Stock on March 3, 2005, as reported on the New York Stock Exchange, was $51.67 per share. The approximate number of record holders of the Common Stock on March 3, 2005 was 561.

          Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2004 and the remaining number of shares authorized for purchase by the Company.

				Maximum number of
			Total number of shares	shares that may
	Total number		purchased as part of	yet be purchased
	of shares	Average price	publicly announced plans	under the plans
	purchased	paid per share	or programs	or programs (1)
October 2004	—	—	None	1,788,750
November 2004	—	—	None	1,788,750
December 2004	—	—	None	1,788,750

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization that was approved by the Board of Directors on November 10, 1998.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Premiums written	$4,266,361	$3,670,515	$2,710,490	$1,858,096	$1,506,244
Net premiums earned	4,061,092	3,234,610	2,252,527	1,680,469	1,491,014
Net investment income	291,295	210,056	187,875	195,021	210,448
Service fees	109,344	101,715	86,095	75,771	68,049
Realized investment and foreign currency gains (losses)	48,268	81,692	37,070	(11,494)	8,364
Total revenues	4,512,235	3,630,108	2,566,084	1,941,797	1,781,287
Interest expense	66,423	54,733	45,475	45,719	47,596
Income (loss) before income taxes	638,513	489,304	259,433	(151,394)	40,851
Income tax (expense) benefit	(196,235)	(150,626)	(84,139)	56,661	(2,451)
Minority interest	(3,446)	(1,458)	(249)	3,187	(2,162)
Income (loss) before change in accounting	438,832	337,220	175,045	(91,546)	36,238
Cumulative effect of change in accounting	(727)	—	—	—	—
Net income (loss)	438,105	337,220	175,045	(91,546)	36,238
Data per common share:
Income (loss) per basic share	5.22	4.06	2.29	(1.39)	.63
Income (loss) per diluted share	4.97	3.87	2.21	(1.39)	.62
Stockholders’ equity	25.03	20.14	16.12	12.45	11.79
Cash dividends declared	.28	.28	.24	.24	.24
Weighted average shares outstanding:
Basic	83,961	83,124	76,328	65,562	57,672
Diluted	88,181	87,063	79,385	68,750	58,481
Investments (1)	$8,341,944	$6,480,713	$4,663,100	$3,607,586	$3,112,540
Total assets	11,451,033	9,334,685	7,031,323	5,633,509	5,022,070
Reserves for losses and loss expenses	5,449,611	4,192,091	3,167,925	2,763,850	2,475,805
Junior subordinated debentures	208,286	193,336	198,251	198,210	198,169
Senior notes and other debt	808,264	659,208	362,985	370,554	370,158
Stockholders’ equity	2,109,702	1,682,562	1,335,199	931,595	680,896

(1)	Including cash and equivalents, trading account receivable from brokers and clearing organizations and trading account securities sold but not yet purchased and unsettled purchases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the registrant’s 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information under “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the registrant’s 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant are contained in the registrant’s 2004 Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation Of Disclosure Controls And Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Management’s Report On Internal Control Over Financial Reporting

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. See pages 15-16 of the registrant’s 2004 annual report to stockholders, which information is incorporated herein by reference, for management’s report and the related attestation by KPMG LLP, an independent registered public accounting firm.

(c)	Change In Internal Control

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          (a) Security ownership of certain beneficial owners

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and which is incorporated herein by reference.

          (b) Security ownership of management

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and which is incorporated herein by reference.

          (c) Changes in control

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements

          The Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements, together with the reports on the financial statements, and management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of internal control over financial reporting of KPMG LLP, appear in the Company’s 2004 Annual Report to Stockholders and are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2004 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2004 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

(b)	Exhibits

     The exhibits filed as part of this report are listed on pages 35, 36 and 37 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ William R. Berkley

William R. Berkley, Chairman of the Board and Chief Executive Officer

March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William R. Berkley	Chairman of the Board and
	Chief Executive Officer	March 11, 2005
William R. Berkley
Principal executive officer

/s/ William R. Berkley, Jr.	Director	March 11, 2005

William R. Berkley, Jr.

/s/ Philip J. Ablove	Director	March 11, 2005

Philip J. Ablove

/s/ Ronald E. Blaylock	Director	March 11, 2005

Ronald E. Blaylock

/s/ Mark E. Brockbank	Director	March 11, 2005

Mark E. Brockbank

/s/ George G. Daly	Director	March 11, 2005

George G. Daly

/s/ Rodney A. Hawes, Jr.	Director	March 11, 2005

Rodney A. Hawes, Jr.

/s/ Richard G. Merrill	Director	March 11, 2005

Richard G. Merrill

/s/ Jack H. Nusbaum	Director	March 11, 2005

Jack H. Nusbaum

/s/ Mark L. Shapiro	Director	March 11, 2005

Mark L. Shapiro

/s/ Eugene G. Ballard	Senior Vice President,	March 11, 2005
Chief Financial Officer and
Eugene G. Ballard	Treasurer
Principal accounting officer

/s/ Clement P. Patafio	Vice President,	March 11, 2005
Corporate Controller
Clement P. Patafio

ITEM 15. (b) EXHIBITS

Number
(2.1)	Agreement and Plan of Merger between the Company, Berkley Newco Corp. and MECC, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on September 28, 1995.)

(2.2)	Agreement and Plan of Restructuring, dated July 20, 1995, by and among the Company, Signet Star Holdings, Inc., Signet Star Reinsurance Company, Signet Reinsurance Company and General Re Corporation (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on September 28, 1995).

(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly report on Form 10-Q (File No. 1-15-202) filed with the Commission on August 5, 2004).

(3.3)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).

(4.1)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as trustee, relating to $200,000,000 principal amount of the Company’s 5.875% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).

(4.2)	First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, as trustees, relating to $200,000,000 principal amount of the Company’s 5.875% Senior Notes due 2013, including form of the Notes as Exhibit A (incorporated by reference to Exhibt 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).

(4.3)	Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A. (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 14, 2003).

(4.4)	Third Supplemental Indenture, dated as of August 24, 2004, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 6.150% Senior Notes due 2019, including form of the Notes as Exhibit A.

(4.5)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)	W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).

(10.2)	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.3)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended January 1, 1991 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

Number
(10.4)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as adopted March 7, 1996 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

(10.5)	W. R. Berkley Corporation Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2002 Proxy Statement (File No. 1-15202) filed with the Commission on April 5, 2002).

(10.6)	W. R. Berkley 2004 Long-Term Incentive Plan (incorporated by reference to Annex B from the Company’s 2004 Proxy Statement (File No. 1-15202) filed with the Commission on April 12, 2004).

(10.7)	1997 Directors Stock Plan, as Amended and Restated as of May 11, 1999 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 0-7849) filed with the Commission on August 11, 1999).

(10.8)	Supplemental Benefits Agreement between William R. Berkley and the Company dated August 19, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q (File No. 1-15-202) filed with the Commission on November 8, 2004).

(13)	Portions of the 2004 Annual Report to Stockholders of W. R. Berkley Corporation that are incorporated by reference in this Report on Form 10-K.

(14)	Code of Ethics for Senior Financial Officers.

(21)	Following is a list of the Company’s significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

		Percentage
	Jurisdiction of	owned
	Incorporation	by the Company[1]
Berkley International, LLC[2]	New York	65%
Carolina Casualty Insurance Company	Florida	100%
Clermont Specialty Managers, Ltd.	New Jersey	100%
J/I Holding Corporation:	Delaware	100%
Admiral Insurance Company:	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc.[3]	Delaware	100%
W. R. Berkley London Finance, Limited	United Kingdom	80%
W. R. Berkley London Holdings, Limited	United Kingdom	80%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	80%
Berkley Risk Administrators Company, LLC	Minnesota	100%
Nautilus Insurance Company:	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Management Services, Inc.	North Carolina	100%
Monitor Liability Managers, Inc.	Delaware	100%
Monitor Surety Managers, Inc.	Delaware	100%
Signet Star Holdings, Inc.:	Delaware	100%
Berkley Insurance Company	Delaware	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	Maine	100%
Chesapeake Bay Property and Casualty Insurance Company	Maine	100%
Berkley Insurance Company of the Carolinas	North Carolina	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Great River Insurance Company	Mississippi	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Nebraska	100%
Union Standard Insurance Company	Oklahoma	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company:	Delaware	100%
Preferred Employers Insurance Company	California	100%
Facultative ReSources, Inc.	Connecticut	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%

1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent in indicated by an indentation, and its percentage ownership is as indicated in this column.
2)	The 65% majority interest is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (1%), Admiral Insurance Company (25%), Berkley Regional Insurance Company (10%), Nautilus Insurance Company (5%) and Berkley Insurance Company (24%).
3)	Held by Admiral Insurance Company (66.67%) and Berkley Insurance Company (33.33%)

(23)	Independent Registered Public Accountants’ Report on Schedules and Consent

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
W. R. Berkley Corporation:

Under date of March 11, 2005, we reported on the consolidated balance sheets of W.R. Berkley Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
March 11, 2005

Schedule II

W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)
(Amounts in thousands)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$44,108	$69,864
Fixed maturity securities:
Available for sale at fair value (cost $68,061 and $64)	68,061	64
Equity securities, at fair value:
Available for sale (cost $310 and $493)	310	513
Trading account (cost $952 and $920)	952	920
Investments in subsidiaries	2,947,009	2,420,911
Due from subsidiaries	—	43,203
Deferred Federal income taxes	99,265	39,278
Real estate, furniture & equipment at cost, less accumulated depreciation	6,830	8,466
Other assets	26,578	2,586

	$3,193,113	$2,585,805

Liabilities, Debt and Stockholders’ Equity

Liabilities:
Due to Subsidiaries	$20,056	$—
Other liabilities	58,552	62,446
Junior subordinated debentures	208,286	193,336
Senior notes	796,517	647,461

	1,083,411	903,243

Stockholders’ equity:
Preferred stock	—	—
Common stock	20,901	20,901
Additional paid-in capital	831,363	820,388
Retained earnings (including accumulated undistributed net income of subsidiaries of $1,422,160 and $968,965 in 2004 and 2003, respectively)	1,354,489	939,911
Accumulated other comprehensive income	112,055	119,977
Treasury stock, at cost	(209,106)	(218,615)

	2,109,702	1,682,562

	$3,193,113	$2,585,805

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)
(Amounts in thousands)

	Years ended December 31,
	2004	2003	2002
Management fees and investment income including dividends from insurance affiliates of $20,000, for 2004	$36,236	$5,885	$5,470
Realized investment gains (losses)	(185)	1,540	(867)
Other income	2,079	2,359	2,924

Total revenues	38,130	9,784	7,527

Expenses, other than interest expense	49,548	44,476	39,349
Interest expense	65,638	56,009	44,546

Loss before Federal income taxes	(77,056)	(90,701)	(76,368)

Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	229,356	185,342	106,145

Federal income tax expense on a consolidated return basis	(186,663)	(151,669)	(77,438)

Net benefit	42,693	33,673	28,707

Loss before undistributed equity in net income of subsidiaries	(34,363)	(57,028)	(47,661)

Equity in undistributed net income of subsidiaries	473,195	394,248	222,706

Net income before change in accounting principle	438,832	337,220	175,045

Cumulative effect of change in accounting principle, net of taxes	(727)	—	—

Net income attributable to common stockholders	$438,105	$337,220	$175,045

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)
(Amounts in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income before change in accounting principle	$438,832	$337,220	$175,045
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in undistributed net income of subsidiaries	(473,195)	(394,248)	(222,706)
Tax payments received from subsidiaries	303,462	204,768	33,085
Federal income taxes provided by subsidiaries on a separate return basis	(229,356)	(185,341)	(106,145)
Change in Federal income taxes	(62,837)	(15,709)	59,082
Realized investment losses (gains)	185	(1,540)	867
Employee stock benefit plan	5,342	2,328	—
Other, net	(5,295)	20,391	28,415
Increase in trading account securities	(32)	(11)	(6)

Net cash used in operating activities	(22,894)	(32,142)	(32,363)

Cash flow provided by (used in) investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities available for sale	38,865	26,246	32,695
Equity securities	—	198	—
Proceeds from maturities and prepayments of fixed maturity securities	—	—	3,473
Cost of purchases, excluding trading account:
Fixed maturity securities	(108,169)	(544)	(28,811)
Equity securities	—	—	(621)
Cost of companies acquired	—	—	(3,730)
Investments in and advances to subsidiaries, net	78,559	(251,255)	(206,277)
Net additions to real estate, furniture & equipment	435	(1,446)	(6,597)
Other, net	183	—	628

Net cash provided by (used in) investing activities	9,873	(226,801)	(209,240)

Cash flows provided by (used in) financing activities:
Net proceeds from stock offering	—	—	166,960
Purchase of treasury shares	(337)	—	(72)
Cash dividends to common stockholders	(23,527)	(27,681)	(17,872)
Net proceeds from issuance of long-term debt	—	344,435	—
Retirement of senior notes	—	(29,957)	—
Net proceeds from stock options exercised	11,129	13,401	12,986
Other, net	—	(1,740)	—

Net cash provided by (used in) financing activities	(12,735)	298,458	162,002

Net increase (decrease) in cash and cash equivalents	(25,756)	39,515	(79,601)
Cash and cash equivalents at beginning of year	69,864	30,349	109,950

Cash and cash equivalents at end of year	$44,108	$69,864	$30,349

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation

Condensed Financial Information of Registrant, Continued

December 31, 2004

Note to Condensed Financial Statements (Parent Company)

          The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2003 and 2002 financial statements as originally reported to conform them to the presentation of the 2004 financial statements.

          The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, Federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2004, 2003 and 2002
(Amounts in thousands)

	Deferred	Reserve for					Amortization of
	policy	losses and			Net	Loss and	deferred policy	Other
	acquisition	loss	Unearned	Premiums	investment	Loss	acquisition	operating cost	Net premiums
	cost	expenses	premiums	earned	income	expenses	costs	and expenses	written
December 31, 2004
Specialty	$155,450	$1,816,432	$785,073	$1,466,840	$103,053	$909,244	$320,617	$49,590	$1,581,180
Regional	138,289	952,833	588,479	1,068,552	44,249	594,811	282,653	51,185	1,128,800
Alternative markets	35,855	1,133,069	262,036	583,693	57,190	411,742	90,759	119,066	616,282
Reinsurance	86,877	1,512,736	417,360	870,827	76,167	604,252	198,576	56,793	865,559
International	26,013	34,541	11,571	71,180	10,125	39,261	16,807	18,007	74,540
Corporate and adjustments	—	—	—	—	511	—	—	43,936	—

Total	$442,484	$5,449,611	$2,064,519	$4,061,092	$291,295	$2,559,310	$909,412	$338,577	$4,266,361

December 31, 2003
Specialty	$141,442	$1,372,110	$667,106	$1,117,781	$70,232	$707,711	$236,654	$41,763	$1,295,570
Regional	119,961	791,295	517,451	880,597	43,368	496,156	233,339	41,177	963,988
Alternative markets	31,843	808,886	225,051	410,926	38,450	281,967	90,815	92,912	482,389
Reinsurance	87,602	1,190,256	440,759	760,558	52,622	529,092	201,694	22,410	861,457
International	24,476	29,544	7,528	64,748	6,173	35,251	24,665	7,668	67,111
Corporate and adjustments	—	—	—	—	(789)	—	—	42,797	—

Total	$405,324	$4,192,091	$1,857,895	$3,234,610	$210,056	$2,050,177	$787,167	$248,727	$3,670,515

December 31, 2002
Specialty	$104,676	$988,761	$486,363	$772,696	$53,862	$492,160	$156,441	$41,845	$939,929
Regional	100,422	610,329	401,703	705,385	44,365	416,815	201,382	27,469	776,577
Alternative markets	24,720	634,620	184,800	235,558	37,641	157,186	57,668	81,737	305,357
Reinsurance	63,470	766,740	312,764	398,287	43,912	298,719	125,549	623	601,969
International	14,912	21,907	4,359	89,284	5,325	48,419	41,220	6,727	79,313
Discontinued	—	145,568	257	51,317	4,457	50,672	7,733	8,051	7,345
Corporate and adjustments	—	—	—	—	(1,687)	—	—	40,760	—

Total	$308,200	$3,167,925	$1,390,246	$2,252,527	$187,875	$1,463,971	$589,993	$207,212	$2,710,490

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)

			Assumed		Percentage
		Ceded	from		of amount
	Direct	to other	other	Net	assumed to
	amount	companies	companies	amount	net
Premiums written:
Year ended December 31, 2004:
Specialty	$1,635,264	$94,140	$40,056	$1,581,180	2.5%
Regional	1,268,384	166,857	27,273	1,128,800	2.4
Alternative markets	656,055	91,598	51,825	616,282	8.4
Reinsurance	95,144	97,576	867,991	865,559	100.3
International	82,136	7,596	—	74,540	—

Total	$3,736,983	$457,767	$987,145	$4,266,361	23.1%

Year ended December 31, 2003:
Specialty	$1,396,825	$132,647	$31,392	$1,295,570	2.4%
Regional	1,122,630	190,785	32,143	963,988	3.3
Alternative markets	517,095	74,649	39,943	482,389	8.3
Reinsurance	86,629	169,697	944,525	861,457	109.6
International	72,232	5,121	—	67,111	—

Total	$3,195,411	$572,899	$1,048,003	$3,670,515	28.6%

Year ended December 31, 2002:
Specialty	$1,003,739	$87,747	$23,937	$939,929	2.5
Regional	939,927	178,573	15,223	776,577	2.0
Alternative markets	309,437	43,597	39,517	305,357	12.9
Reinsurance	97,040	167,859	672,788	601,969	111.8
International	87,265	7,952	—	79,313	—
Discontinued	13,229	12,010	6,126	7,345	83.4

Total	$2,450,637	$497,738	$757,591	$2,710,490	28.0%

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)

		Additions	Deduction
	Opening	changed	amounts	Ending
	Balance	to expense	written off	Balance

Year ended December 31, 2004:
Premiums and fees receivable	$9,620	$10,970	$(5,278)	$15,312
Due from reinsurers	1,920	800	(263)	2,457

Total	$11,540	$11,770	$(5,541)	$17,769

Year ended December 31, 2003:
Premiums	$7,252	$6,951	$(4,583)	$9,620
Due from reinsurers	1,357	580	(17)	1,920

Total	$8,609	$7,531	$(4,600)	$11,540

Year ended December 31, 2002:
Premiums	$6,540	$4,168	$(3,456)	$7,252
Due from reinsurers	1,357	—	—	1,357

Total	$7,897	$4,168	$(3,456)	$8,609

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
December 31, 2004, 2003 and 2002
     (Amounts in thousands)

	2004	2003	2002
Deferred policy acquisition costs	$442,484	$405,324	$308,200
Reserves for losses and loss expenses	5,449,611	4,192,091	3,167,925
Unearned premium	2,064,519	1,857,895	1,390,246
Premiums earned	4,061,092	3,234,610	2,252,527
Net investment income	291,295	210,056	187,875
Losses and loss expenses incurred:
Current Year	2,236,860	1,780,905	1,288,071
Prior Years	294,931	244,636	156,184
Decrease in discount for prior years	24,220	24,115	12,999
Amortization of deferred policy acquisition costs	909,412	787,167	589,993
Paid losses and loss expenses	1,338,463	867,602	1,167,306
Net premiums written	4,266,361	3,670,515	2,710,490