Form 10-Q
period 2005-03-31
BERKLEY W R CORP
filed 2005-05-03
CIK 11544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☑ No ☐

Number of shares of common stock, $.20 par value, outstanding as of April 29, 2005: 126,781,839.

Part I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$6,972,667	$6,369,421
Equity securities available for sale	485,977	413,263
Equity securities trading account	441,564	280,340
Investments in affiliates	248,924	240,865

Total investments	8,149,132	7,303,889
Cash and cash equivalents	707,617	932,079
Premiums and fees receivable	1,085,222	1,032,624
Due from reinsurers	852,878	851,019
Accrued investment income	70,655	69,575
Prepaid reinsurance premiums	220,831	191,381
Deferred policy acquisition costs	464,433	442,484
Real estate, furniture and equipment	163,989	162,941
Deferred Federal and foreign income taxes	127,255	90,810
Goodwill	59,021	59,021
Trading account receivable from brokers and clearing organizations	135,540	186,479
Other assets	122,887	128,731

Total assets	$12,159,460	$11,451,033

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$5,735,423	$5,449,611
Unearned premiums	2,240,998	2,064,519
Due to reinsurers	113,566	119,901
Trading account securities sold but not yet purchased	156,783	70,667
Policyholders’ account balances	71,383	65,982
Other liabilities	478,251	498,114
Due to broker	131,909	9,836
Junior subordinated debentures	208,296	208,286
Senior notes and other debt	808,594	808,264

Total liabilities	9,945,203	9,295,180

Minority interest	46,870	46,151

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 300,000,000 shares, issued and outstanding, net of treasury shares, 126,769,677 and 126,409,313 shares	31,351	31,351
Additional paid-in capital	823,211	820,913
Retained earnings	1,469,023	1,354,489
Accumulated other comprehensive income	49,724	112,055
Treasury stock, at cost, 29,983,713 and 30,344,078 shares	(205,922)	(209,106)

Total stockholders’ equity	2,167,387	2,109,702

Total liabilities and stockholders’ equity	$12,159,460	$11,451,033

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income
(dollars in thousands, except per share data)

	For the three Months
	Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Net premiums written	$1,188,168	$1,086,702
Change in unearned premiums	(148,193)	(135,170)

Premiums earned	1,039,975	951,532
Net investment income	89,558	68,489
Service fees	30,299	28,239
Realized investment gains (losses)	(361)	29,907
Other income	517	538

Total revenues	1,159,988	1,078,705

Expenses:
Losses and loss expenses	641,146	600,505
Other operating expenses	326,805	291,778
Interest expense	18,125	15,771

Total expenses	986,076	908,054

Income before income taxes and minority interest	173,912	170,651

Income tax expense	(52,729)	(54,026)
Minority interest	(312)	(470)

Income before change in accounting principle	120,871	116,155

Cumulative effect of change in accounting principle, net of taxes	—	(727)

Net income	$120,871	$115,428

Earnings per share:
Basic:
Income before change in accounting principle	$.96	$.93
Cumulative effect of change in accounting principle, net of taxes	—	(.01)

Net income	$.96	$.92

Diluted:
Income before change in accounting principle	$.91	$.89
Cumulative effect of change in accounting principle, net of taxes	—	(.01)

Net income	$.91	$.88

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Three Months Ended	Year Ended
	March 31,	December 31,
	2005	2004
	(Unaudited)
Common Stock:
Beginning and end of period	$31,351	$31,351

Additional paid in capital:
Beginning of period	$820,913	$809,938
Stock options exercised	289	5,656
Restricted stock units earned	1,975	5,152
Other	34	167

End of period	$823,211	$820,913

Retained earnings:
Beginning of period	$1,354,489	$939,911
Net income	120,871	438,105
Dividends to stockholders	(6,337)	(23,527)

End of period	$1,469,023	$1,354,489

Accumulated other comprehensive income:
Unrealized investment gains:
Beginning of period	$109,699	$120,807
Net change in period	(54,628)	(11,108)

End of period	55,071	109,699

Currency translation adjustments:
Beginning of period	$2,356	$(830)
Net change in period	(7,703)	3,186

End of period	(5,347)	2,356

Total accumulated other comprehensive income	$49,724	$112,055

Treasury Stock:
Beginning of period	$(209,106)	$(218,615)
Stock issued under stock incentive plan	3,184	9,823
Other	—	23
Purchase of common stock	—	(337)

End of period	$(205,922)	$(209,106)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income before change in accounting principle	$120,871	$115,428
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment (gains) losses	361	(29,907)
Depreciation and amortization	15,034	13,946
Minority interest	312	470
Equity in undistributed earnings of affiliates	(7,452)	(4,914)
Stock incentive plans	2,092	687
Change in:
Equity securities trading account	(161,861)	(130,620)
Premiums and fees receivable	(52,598)	(66,234)
Due from reinsurers	(1,859)	(17,631)
Accrued investment income	(1,080)	(4,412)
Prepaid reinsurance premiums	(29,450)	(15,874)
Deferred policy acquisition cost	(21,949)	(19,870)
Deferred income taxes	(3,900)	(11,956)
Trading account receivable from brokers and clearing organizations	50,939	(92,895)
Other assets	5,694	(8,454)
Reserves for losses and loss expenses	285,812	274,022
Unearned premiums	176,479	152,129
Due to reinsurers	(6,335)	5,826
Trading account securities sold but not yet purchased	86,116	124,735
Policyholders’ account balances	1,828	(1,034)
Other liabilities	(35,447)	(4,952)

Net cash flows provided by operating activities	423,607	278,490

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	679,272	239,421
Equity securities	30,229	69,606
Maturities and prepayments of fixed maturities securities	226,471	112,974
Investment in affiliates	8,315	1,373
Cost of purchases, excluding trading account:
Fixed maturity securities	(1,576,079)	(982,276)
Equity securities	(123,228)	(78,252)
Investment in affiliates	(19,319)	(30,541)
Change in balances due to/from security brokers	122,073	36,595
Net additions to real estate, furniture and equipment	(7,238)	(8,928)

Net cash flows used in investing activities	(659,504)	(640,028)

Cash flows provided by financing activities:
Receipts credited to policyholders’ account balances	3,712	3,414
Return of policyholders’ account balances	(139)	(268)
Bank deposits received	3,347	19,757
Advances from (repayments to) federal home loan bank	5,900	(15,435)
Net proceeds from stock options exercised	3,390	3,677
Cash dividends	—	(5,866)
Other, net	(4,775)	(355)

Net cash flows provided by financing activities	11,435	4,924

Net decrease in cash and cash equivalents	(224,462)	(356,614)
Cash and cash equivalents at beginning of year	$932,079	$1,431,466

Cash and cash equivalents at end of period	$707,617	$1,074,852

Supplemental disclosure of cash flow information:
Interest paid	$20,554	$16,556

Federal income taxes paid, net	$2,753	$11,303

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (unaudited)

1. GENERAL

     The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Reclassifications have been made in the 2004 financial statements as originally reported to conform them to the presentation of the 2005 financial statements.

     The income tax provision has been computed based on the Company’s estimated annual effective tax rate, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

     The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Per share amounts have been adjusted to reflect the 3-for-2 common stock split effected April 8, 2005.

     In the opinion of management, the financial information reflects all adjustments that are necessary for a fair presentation of financial position and results of operations for the interim periods. Seasonal weather variations and natural and man-made catastrophes can have a significant impact on the results of any one or more reporting periods.

2. COMPREHENSIVE INCOME

     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Net income	$120,871	$115,428

Other comprehensive income:
Change in unrealized foreign exchange gains (losses)	(7,703)	3,922
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	(54,721)	30,432
Reclassification adjustment for realized (gains) losses included in net income, net of taxes	93	(19,348)

Other comprehensive income (loss)	(62,331)	15,006

Comprehensive income	$58,540	$130,434

Notes to Interim Consolidated Financial Statements (unaudited)
(continued)

3. STOCK-BASED COMPENSATION

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

	For the Three Months
	Ended March 31,
	2005	2004
Net income, as reported	$120,871	$115,428

Add: Stock-based compensation expense included in reported net income, net of tax	22	25

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(498)	(981)

Pro forma net income	$120,395	$114,472

Earnings per share:
Basic – as reported	$.96	$.92
Basic – pro forma	$.95	$.91

Diluted – as reported	$.91	$.88
Diluted – pro forma	$.90	$.87

     In December 2004, the FASB issued FAS 123R, “Share-Based Payment”, which replaces FAS 123 and is effective on January 1, 2006. FAS 123R requires that the cost resulting from all share-based payment transactions with employees, including those awarded prior to January 1, 2003, be recognized in the financial statements using a fair-value-based measurement method. The adoption of FAS 123R will not have a material impact on the Company’s financial condition or results of operations.

Notes to Interim Consolidated Financial Statements (unaudited)
(continued)

4. INVESTMENTS

     The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
	Cost	Value	Value
March 31, 2005
Fixed maturity:
Held to maturity	$188,591	$202,931	$188,591
Available for sale	6,728,980	6,784,076	6,784,076

Total	$6,917,571	$6,987,007	$6,972,667

Equity securities available for sale	$458,602	$485,977	$485,977

Trading Account:
Equity securities	$435,501	$441,564	$441,564
Receivable from broker	135,540	135,540	135,540
Securities sold but not yet purchased	(152,465)	(156,783)	(156,783)

Total trading account	$418,576	$420,321	$420,321

December 31, 2004
Fixed maturity:
Held to maturity	$191,081	$208,731	$191,081
Available for sale	6,053,512	6,178,340	6,178,340

Total	$6,244,593	$6,387,071	$6,369,421

Equity securities available for sale	$365,604	$413,263	$413,263

Trading Account:
Equity securities	$274,506	$280,340	$280,340
Receivable from broker	186,479	186,479	186,479
Securities sold but not yet purchased	(66,658)	(70,667)	(70,667)

Total trading account	$394,327	$396,152	$396,152

5. REINSURANCE CEDED

     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers as of March 31, 2005 are net of reserves for uncollectible reinsurance of $2,424,000. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of income (dollars in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Ceded premiums earned	$124,799	$113,798
Ceded losses incurred	$75,003	$65,560

Notes to Interim Consolidated Financial Statements (unaudited)
(continued)

6. INDUSTRY SEGMENTS

     The Company’s operations are presently conducted in five segments of the insurance business: specialty lines of insurance, regional property casualty insurance, alternative markets, reinsurance and international.

     Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus lines. The primary lines of business are premises operations, professional liability, automobile, products liability and property lines. The specialty business is conducted through nine operating units. The companies within the segment are divided along the different customer bases and product lines that they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

     Our regional segments provides commercial insurance products to customers primarily in 27 states. Key clients of this segment are small-to-mid-sized businesses and governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the Company. The regional operations are conducted through four geographic regions based on markets served: Midwest, New England, Southern (excluding Florida) and Mid Atlantic.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate.

Notes to Interim Consolidated Financial Statements (unaudited)
(continued)

6. INDUSTRY SEGMENTS (continued)

     Summary financial information about the Company’s operating segments is presented in the following table. Net income by segment consists of revenues less expenses related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
	Earned	Investment			Net
(dollars in thousands)	Premiums	Income	Other	Total	Income
For the three months ended March 31, 2005:
Specialty	$389,399	$30,878	$—	$420,277	$56,450
Regional	280,299	12,983	—	293,282	39,742
Alternative Markets	149,500	18,005	30,299	197,804	28,381
Reinsurance	201,013	22,427	—	223,440	16,653
International	19,764	3,602	10	23,376	464
Corporate and eliminations	—	1,663	507	2,170	(20,726)
Realized losses	—	—	(361)	(361)	(93)

Consolidated	$1,039,975	$89,558	$30,455	$1,159,988	$120,871

For the three months ended March 31, 2004:
Specialty	$343,105	$24,343	$—	$367,448	$44,682
Regional	247,971	10,877	—	258,848	30,799
Alternative Markets	132,134	13,229	28,239	173,602	21,854
Reinsurance	210,646	18,699	—	229,345	15,631
International	17,676	1,678	115	19,469	114
Corporate and eliminations	—	(337)	423	86	(17,000)
Realized gains	—	—	29,907	29,907	19,348

Consolidated	$951,532	$68,489	$58,684	$1,078,705	$115,428

Identifiable assets by segment are as follows (dollars in thousands):

	March 31,	December 31,
	2005	2004
Specialty	$4,186,753	$3,930,054
Regional	2,430,437	2,360,149
Alternative Markets	2,050,282	1,864,544
Reinsurance	4,081,730	3,922,023
International	209,051	196,355
Corporate, other and eliminations	(798,793)	(822,092)

Consolidated	$12,159,460	$11,451,033

Notes to Interim Consolidated Financial Statements (unaudited)
(continued)

6. INDUSTRY SEGMENTS (continued)

Net premiums earned by major line of business are as follows (dollars in thousands):

	For the three months ended March 31,
	2005	2004
Premises operations	$151,038	$136,027
Professional liability	71,620	67,940
Automobile	57,472	50,231
Products liability	54,774	37,273
Property	29,363	30,152
Other	25,132	21,482

Specialty	389,399	343,105

Commercial multiple peril	114,920	100,412
Automobile	81,290	72,890
Workers’ compensation	54,134	49,788
Other	29,955	24,881

Regional	280,299	247,971

Primary workers’ compensation	74,918	62,215
Excess workers’ compensation	63,503	59,234
Other	11,079	10,685

Alternative Markets	149,500	132,134

Property	33,310	42,864
Casualty	167,703	167,782

Reinsurance	201,013	210,646

International	19,764	17,676

Total	$1,039,975	$951,532

7. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

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

     The New York State Attorney General and other regulators have commenced investigations, legal actions and general inquiries concerning producer compensation and alleged anti-competitive activities in the insurance industry. Certain allegations include improper sales practices by insurance producers as well as other non-competitive behaviors. The Company and certain of its operating units, like many others in the insurance industry, have received information requests from various state insurance regulators and other state authorities. These requests, for the most part, relate to inquiries into inappropriate solicitation activities, producer compensation practices and the underwriting of legal malpractice insurance. The Company has responded to each of these inquiries and is cooperating with the applicable regulatory authorities. In this regard, the Company commenced an internal

Notes to Interim Consolidated Financial Statements (unaudited)
(continued)

review with the assistance of outside counsel. The internal review, which is complete, focused on the Company’s relationships with its distribution channels. As a result of the investigation, a single insurance operating unit reported certain limited instances of conduct that could be characterized as involving inappropriate solicitation practices. To address these limited instances, the Company has implemented certain additional internal procedures and has taken other corrective action.

SAFE HARBOR STATEMENT

     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2005 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the impact of competition, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under The Terrorism Risk Insurance Act of 2002 (“TRIA”) and potential expiration of TRIA, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed income securities and investments in equity securities, including merger arbitrage investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper sales practices in the insurance industry, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to successfully acquire and integrate companies and invest in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2005 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

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

     The profitability of the Company’s insurance business is affected primarily by the adequacy of premium rates. The ultimate adequacy of premium rates is not known with certainty at the time a property casualty insurance policy is issued because premiums are determined before claims are reported. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and other disasters, regulatory measures and court decisions that define and change the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. General insurance prices are also influenced by available insurance capacity, i.e., the level of policyholders’ surplus employed in the industry, and the industry’s willingness to deploy that capital.

     The Company’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed income securities. The return on fixed income securities is affected primarily by general interest rates and the credit quality and duration of the securities. The Company also invests in equity securities, including equity securities related to merger arbitrage and convertible arbitrage strategies. Investment returns are impacted by government policies and overall economic activity.

Critical Accounting Estimates

     The following presents a discussion of accounting policies and estimates relating to reserves for losses and loss expenses and assumed premiums. Management believes these policies and estimates are the most critical to its operations and require the most difficult, subjective and complex judgments.

     Reserves for Losses and Loss Expenses. To recognize liabilities for unpaid losses, either known or unknown, insurers establish reserves, which is a balance sheet account representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Estimates and assumptions relating to reserves for losses and loss expenses are based on complex and subjective judgments, often including the interplay of specific uncertainties with related accounting and actuarial measurements. Such estimates are also susceptible to change as significant periods of time may elapse between the occurrence of an insured loss, the report of the loss to the insurer, the ultimate determination of the cost of the loss and the insurer’s payment of that loss.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

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

     Loss reserves included in the Company’s financial statements represent management’s best estimates and are based upon an actuarially derived point estimate. The Company uses a variety of actuarial techniques and methods to derive the actuarial point estimate. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. In circumstances where one actuarial method is considered more credible than the others, that method is used to set the point estimate. Otherwise, the actuarial point estimate is based on a judgmental weighting of estimates produced from each of the methods considered. Industry loss experience is used to supplement the Company’s own data in selecting “tail factors” and in areas where the Company’s own data is limited. The actuarial data is analyzed by line of business, coverage and accident or policy year, as appropriate, for each operating unit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

     The establishment of the actuarially derived loss reserve point estimate also includes consideration of qualitative factors that may affect the ultimate losses. These qualitative considerations include, among others, the impact of re-underwriting initiatives, changes in the mix of business, changes in distribution sources and changes in policy terms and conditions. Examples of changes in policy terms and conditions that can have a significant impact on reserve levels are the use of aggregate policy limits, the expansion of coverage exclusions, whether or not defense costs are within policy limits, and changes in deductibles and attachment points.

     The key assumptions used to arrive at the best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, and reported and paid loss emergence patterns. Expected loss ratios represent management’s expectation of losses at the time the business is written, before any actual claims experience has emerged. The expectation is a significant determinant of ultimate losses and reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate increases, loss cost trends and known changes in the type of risks underwritten. Expected loss ratios are estimated for each key line of business within each operating unit. Expected loss cost inflation is particularly important for the long-tail lines, such as excess casualty, and claims with a high medical component, such as workers’ compensation. Reported and paid loss emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value. Loss development factors are based on the historical emergence patterns of paid and incurred losses, and are derived from the Company’s own experience and industry data. The paid loss emergence pattern is also significant to excess and assumed workers’ compensation reserves because those reserves are discounted to their estimated present value based upon such estimated payout patterns. Management believes the estimates and assumptions it makes in the reserving process provide the best estimate of the ultimate cost of settling claims and related expenses with respect to insured events which have occurred.

     While management has used its best judgment in establishing its estimate of required reserves, different assumptions and variables could lead to significantly different reserve estimates. Two key measures of loss activity are loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves will be different than management’s estimate. For example, if loss frequency and severity for a given year are each 1% higher than expected for all lines of business, ultimate loss costs for that year would be 2.01% higher than expected.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

     For example, the effect of higher and lower levels of loss frequency and severity levels on our estimated ultimate costs for claims occurring in 2004 would be as follows (dollars in thousands):

	Ultimate costs of	Change in cost of
Change in both loss frequency and	claims occurring in	claims occurring in
severity for all lines of business	2004	2004
3% higher	$2,373,085	$136,225
2% higher	2,327,229	90,369
1% higher	2,281,821	44,961
Base scenario	2,236,860	—
1% lower	2,191,899	(44,961)
2% lower	2,146,491	(90,369)
3% lower	2,100,635	(136,225)

     Our net reserves for losses and loss expenses of $5.0 billion as of March 31, 2005 relate to multiple accident years. Therefore, a change in frequency or severity for more than one accident year would be higher or lower than the amounts reflected above.

     Approximately $1.4 billion, or 28%, of the Company’s net loss reserves relate to its assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.

     Information received from ceding companies is used to set initial expected loss ratios, to establish case reserves and to estimate reserves for incurred but not reported losses. This information, which is generally provided through reinsurance intermediaries, is gathered through the underwriting process and from periodic claim reports and other correspondence with ceding companies. The Company performs underwriting and claim audits of selected ceding companies to determine the accuracy and completeness of information provided to the Company. The information received from the ceding companies is supplemented by the Company’s own loss development experience with similar lines of business as well as industry loss trends and loss development benchmarks.

     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31,	December 31,
	2005	2004
Specialty	$1,761,862	$1,637,204
Regional	794,584	760,440
Alternative Markets	1,006,613	944,546
Reinsurance	1,390,572	1,350,531
International	32,701	30,121

Net reserves for losses and loss expenses	4,986,332	4,722,842
Ceded reserves for losses and loss expenses	749,091	726,769

Gross reserves for losses and loss expenses	$5,735,423	$5,449,611

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	Reported Case	Incurred but not
	Reserves	Reported	Total
March 31, 2005:
General liability	$582,644	$1,103,897	$1,686,541
Workers’ compensation	573,385	656,435	1,229,820
Automobile	243,373	154,156	397,529
Other	101,947	179,923	281,870

Total primary	1,501,349	2,094,411	3,595,760
Reinsurance	592,255	798,317	1,390,572

Total	$2,093,604	$2,892,728	$4,986,332

December 31, 2004:
General liability	$538,042	$1,025,677	$1,563,719
Workers’ compensation	556,250	605,906	1,162,156
Automobile	231,435	144,009	375,444
Other	112,481	158,511	270,992

Total primary	1,438,208	1,934,103	3,372,311
Reinsurance	574,752	775,779	1,350,531

Total	$2,012,960	$2,709,882	$4,722,842

     For the three months ended March 31, 2005, the Company reported losses and loss expenses of $641 million, of which $27 million represented an increase in estimates for claims occurring in prior years. The increases in estimates for claims occurring in prior years were $14 million for primary business ($5 million for specialty, $5 million for alternative markets, $2 million for regional and $2 million for international) and $13 million for assumed reinsurance. For both primary and reinsurance business, increases in estimates for accident years 2001 and prior were partially offset by decreases in estimates for accident years 2002 through 2004.

     Case reserves, net of reinsurance, for primary business increased 4% to $1.5 billion at March 31, 2005 from $1.4 billion, at December 31, 2004 as a result of a 1% decrease in the number of outstanding claims and a 6% increase in the average case reserve per claim. Reserves for incurred but not reported losses, net of reinsurance, for primary business increased 8% to $2.1 billion at March 31, 2005 from $1.9 billion at December 31, 2004. The increase in prior year reserves for direct business of $14 million was primarily related to the general liability, automobile and workers’ compensation lines of business, which increased $6 million, $5 million and $3 million, respectively. The increases in prior year reserves reflects upward adjustments in loss ratios for accident years 2001 and prior to recognize that claim costs, including legal expenses and medical costs, for certain classes of business are emerging over a longer period of time and at a higher level than expected.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

     Case reserves for reinsurance business increased 3% to $592 million at March 31, 2005 from $575 million at December 31, 2004. Reserves for incurred but not reported losses for reinsurance business increased 3% to $798 million at March 31, 2005 from $776 million at December 31, 2004. The increase in prior year reserves for reinsurance business was primarily a result of higher than expected claims reported by ceding companies. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as additional information becomes available. As certain reinsurance contracts have matured, the Company has adjusted its estimates of ultimate losses to reflect a higher level of known losses as well as a pattern of delayed loss reporting by some ceding companies. Most of the increase in prior year reserves for reinsurance relates to business written from 1998 through 2001.

     Assumed Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $86 million and $103 million at March 31, 2005 and December 31, 2004 respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Business Segment Results

     Following is a summary of net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2005 and 2004. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the three months ended
	March 31,
(Dollars in thousands)	2005	2004
Specialty
Gross premiums written	$441,206	$366,553
Net premiums written	413,415	344,755
Premiums earned	389,399	343,105
Loss ratio	61.9%	62.9%
Expense ratio	25.0%	25.2%
Combined ratio	86.9%	88.1%
Regional
Gross premiums written	$367,373	$336,543
Net premiums written	313,825	290,638
Premiums earned	280,299	247,971
Loss ratio	53.1%	55.0%
Expense ratio	30.5%	30.9%
Combined ratio	83.6%	85.9%
Alternative Markets
Gross premiums written	$273,524	$246,461
Net premiums written	228,020	213,151
Premiums earned	149,500	132,134
Loss ratio	67.9%	71.2%
Expense ratio	20.9%	19.2%
Combined ratio	88.8%	90.4%
Reinsurance
Gross premiums written	$238,981	$246,637
Net premiums written	213,117	219,683
Premiums earned	201,013	210,646
Loss ratio	68.5%	69.0%
Expense ratio	31.7%	29.7%
Combined ratio	100.2%	98.7%
International
Gross premiums written	$22,006	$20,530
Net premiums written	19,791	18,475
Premiums earned	19,764	17,676
Loss ratio	59.4%	51.4%
Expense ratio	35.3%	35.3%
Combined ratio	94.7%	86.7%
Consolidated
Gross premiums written	$1,343,090	$1,216,724
Net premiums written	1,188,168	1,086,702
Premiums earned	1,039,975	951,532
Loss ratio	61.7%	63.1%
Expense ratio	27.5%	27.1%
Combined ratio	89.2%	90.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations For The Three Months Ended March 31, 2005 and 2004

         The following table presents the Company’s net income and net income per share for the three months ended March 31, 2005 and 2004 (amounts in thousands, except per share data).

	2005	2004
Net income	$120,871	$115,428
Weighted average diluted shares	133,124	131,384
Net income per diluted share	$.91	$.88

         The increase in net income in 2005 compared with 2004 reflects higher profits from underwriting activity and investment income. The improvement in underwriting results is attributable to a 9% increase in earned premiums and a 1.4 percentage point decrease in the loss ratio (losses and loss expenses incurred expressed as percentage of earned premiums), partially offset by a 0.4 percentage point increase in the expense ratio (underwriting expenses expressed as a percentage of premiums earned). The increase in investment income is the result of a 29% increase in average invested assets arising primarily from cash flow provided by operating and financing activity.

     Gross Premiums Written. Gross premiums written were $1.3 billion in 2005, up 10% from 2004. The increase in gross premiums written in 2005 was primarily a result of new business. Although prices generally increased during 2004, the Company is experiencing an increased level of price competition. Price levels in the first quarter of 2005, as compared with the prior year quarter, were generally unchanged. A summary of gross premiums written in 2005 compared with 2004 by business segment follows:

•	Specialty gross premiums increased by 20% to $441 million in 2005 from $367 million in 2004 due to new business. The number of policies issued in 2005 increased 10%, and the average premium per policy increased 9%. Average prices for renewal policies, adjusted for changes in exposure, decreased 1%. Gross premiums written increased by 32% for premises operations, 21% for automobile and 46% for products liability. Gross premiums written decreased by 1% for professional liability lines and 2% for property lines.

•	Regional gross premiums increased by 9% to $367 million in 2005 from $337 million in 2004 due to new business. The number of policies issued in 2005 decreased 6%, and the average premium per policy increased 14%. Average prices for renewal policies, adjusted for changes in exposure, were unchanged. Gross premiums written increased by 7% for commercial multiple peril, 8% for automobile and 4% for workers’ compensation. Gross premiums from assigned risk plans increased by 35%.

•	Alternative markets gross premiums increased by 11% to $274 million in 2005 from $246 million in 2004 due to higher prices and new business. The number of policies issued in 2005 decreased 5%, and the average premium per policy increased 12%. Average prices for renewal policies, adjusted for changes in exposure, were unchanged. Gross premiums written increased by 8% for excess workers’ compensation, 12% for primary workers’ compensation and 53% for assigned risk plans. Assigned risk premiums are written on behalf of assigned

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

risk plans managed by the Company and are 100% reinsured by the respective state-sponsored assigned risk pools.

•	Reinsurance gross premiums decreased by 3% to $239 million in 2005 from $247 million in 2004. The decrease in business written includes a decline of $48 million as a result of the discontinuance of a facultative relationship with a particular ceding company. Property gross premiums written increased 30% to $48 million and casualty gross premiums written decreased 9% to $191 million.

•	International gross premiums increased by 7% to $22 million in 2005 from $21 million in 2004.

               Net Premiums Earned. Net premiums earned increased 9% to $1,040 million from $952 million in 2004. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005.

               Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Amount		Average Yield
	2005	2004	2005	2004
Fixed maturity securities, including cash	$70,639	$56,436	3.9%	4.0%
Arbitrage trading account	5,270	3,426	5.2%	3.8%
Other equity securities and investments in affiliates	14,198	9,160	8.7%	8.5%
Other	—	(108)

Gross investment income	90,107	68,914	4.3%	4.2%
Investment expenses	(549)	(425)

Total	$89,558	$68,489

               Net investment income increased 31% to $90 million in 2005 from $68 million in 2004. Average invested assets (including cash and cash equivalents) increased 29% to $8.4 billion in 2005 compared with $6.5 billion in 2004. The increase was a result of cash flow from operations and the net proceeds from senior notes issued during 2004. The average annualized gross yield on investments was 4.3% in 2005 compared with 4.2% in 2004. The yield on fixed maturity securities 2005 reflects general interest rate levels and an increase in the portion of the portfolio invested in tax-exempt securities.

               Realized Investment Gains (Losses). Realized investment gains (losses) result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment losses were $361,000 in 2005, compared to realized investment gains of $30 million in 2004. Realized investment gains in 2004 resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in municipal securities. Realized investment losses in 2005 include a charge for other than temporary impairment of a certain equity investment of $1.6 million.

               Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverages. Service fees increased 7% in 2005 compared with 2004 primarily as a result of an increase in service fees for managing assigned risk plans in fourteen states.

           Losses and Loss Expenses. Losses and loss expenses increased 7% to $641 million in 2005 from $601 million in 2004 primarily as a result of increased premium volume. The consolidated loss ratio decreased to 61.7% in 2005 from 63.1% in 2004 primarily as a result of the impact of increased pricing as well a decrease in additions to prior

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

year loss reserves ($27 million in 2005 compared with $45 million in 2004). A summary of loss ratios in 2005 compared with 2004 by business segment follows:

•	Specialty’s loss ratio was 61.9% in 2005 compared with 62.9% in 2004 principally due to a decrease of $10 million in additions to prior year reserves.

•	The regional loss ratio decreased to 53.1% in 2005 from 55.0% in 2004 primarily as a result of increased pricing levels, lower reinsurance costs and lower weather-related losses ($2 million in 2005 compared with $4 million in 2004).

•	Alternative market’s loss ratio decreased to 67.9% from 71.2%. The Company discounts its liabilities for excess workers’ compensation business because of the long period of time over which losses are paid. The decrease in the loss ratio in 2005 reflects a higher discount rate for current year business.

•	The reinsurance loss ratio was 68.5% in 2005 compared with 69.0% in 2004. The decrease reflects increased pricing levels for both treaty and facultative risks and a $9 million decrease in additions to prior year reserves.

•	The international loss ratio was 59.4% in 2005 compared with 51.4% in 2004.

               Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Underwriting expenses	$285,751	$258,189
Service company expenses	24,227	22,439
Other costs and expenses	16,827	11,150

Total	$326,805	$291,778

               Underwriting expenses increased 11% in 2005 compared with 2004 primarily as a result of higher premium volume. Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio was 27.5% in 2005 compared with 27.1% in 2004.

               Service company expenses, which represent the costs associated with the alternative market’s fee-based business, increased 8% to $24 million.

               Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 51% to $17 million primarily as a result of higher compensation costs.

               Interest Expense. Interest expense increased 15% to $18 million as a result of the issuance of $150 million of 6.15% senior notes in August 2004.

               Income taxes. The effective income tax rate was 30% in 2005 and 32% in 2004. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

     The carrying value of the Company’s investment portfolio and investment-related assets as of March 31, 2005 and December 31, 2004 were as follows (dollars in thousands):

	March 31,	December 31,
	2005	2004
Fixed maturity securities	$6,972,667	$6,369,421
Equity securities available for sale	485,977	413,263
Equity securities trading account	441,564	280,340
Investments in affiliates	248,924	240,865

Total investments	8,149,132	7,303,889

Cash and cash equivalents	707,617	932,079
Trading account receivable from brokers and clearing organization	135,540	186,479
Trading account securities sold but not yet purchased	(156,783)	(70,667)
Unsettled purchases	(131,909)	(9,836)

Total	$8,703,597	$8,341,944

     Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At March 31, 2005 (as compared to December 31, 2004), the fixed maturities portfolio mix was as follows: U.S. Government securities were 16% (15% in 2004); state and municipal securities were 53% (54% in 2004); corporate securities were 8% (10% in 2004); mortgage-backed securities were 19% (18% in 2004); and foreign bonds were 4% in 2005 (3% in 2004).

     The Company’s philosophy related to holding or selling fixed maturity securities is based on its objective of maximizing total return. The key factors that management considers in its decisions as to whether to hold or sell fixed maturity securities are its expectations regarding interest rates, credit spreads and currency values. In a period in which management expects interest rates to rise, the Company may sell longer duration securities in order to mitigate the impact of an interest rate rise on the market value of the portfolio. Similarly, in a period in which management expects credit spreads to widen, the Company may sell lower quality securities, and in a period in which management expects certain foreign currencies to decline in value, the Company may sell securities denominated in those foreign currencies. The sale of fixed maturity securities in order to achieve the objective of maximizing total return may result in realized gains; however, there is no reason to expect these gains to continue in future periods. During 2005 and 2004, management’s decisions to sell fixed maturity securities were based primarily on its belief that interest rates were likely to rise and to a lesser extent on its expectations regarding credit spreads and currency values.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities.

     Investments in Affiliates. At March 31, 2005 (as compared to December 31, 2004), investments in affiliates were as follows: equity in Kiln plc was $54 million ($51 million in 2004); real estate partnerships were $109 million ($112 million in 2004); structured finance partnerships were $66 million ($61 million in 2004); and other investments were $20 million ($17 million in 2004).

     Securities in an Unrealized Loss Position. The following table summarizes, for all securities in an unrealized loss position at March 31, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

			Gross
	Number of		unrealized
	securities	Fair value	loss
March 31, 2005
Fixed maturities:
0 – 6 months	197	$2,622,491	$30,667
7- 12 months	89	856,689	10,063
Over 12 months	49	174,951	6,349

Total	335	$3,654,131	$47,079

Equity securities available for sale:
0 – 6 months	31	$141,864	$4,000
7- 12 months	9	9,095	280
Over 12 months	3	15,001	380

Total	43	$165,960	$4,660

December 31, 2004
Fixed maturities:
0 – 6 months	109	$1,005,675	$4,932
7- 12 months	101	798,721	9,190
Over 12 months	65	189,239	4,245

Total	275	$1,993,635	$18,367

Equity securities available for sale:
0 – 6 months	4	$1,448	$82
7- 12 months	2	26,319	667
Over 12 months	4	1,746	12

Total	10	$29,513	$761

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

     At March 31, 2005, gross unrealized gains were $158 million, or 2% of total investments, and gross unrealized losses were $52 million, or 0.6% of total investments. There were 150 securities, with an aggregate fair value of $1.1 billion and an aggregate unrealized loss of $17.1 million, that have been continuously in an unrealized loss position for more than six months. The decline in market value for these securities is primarily due to an increase in market interest rates. Management regularly reviews its investment portfolio to determine whether a decline in value as a result of deterioration in the financial position or future prospects of the issuer is considered to be other than temporary. A decline is value is considered to be other than temporary where there has been a sustained reduction in market value and there are no mitigating circumstances. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income. Charges for permanent impairment of investments were $1.6 million in 2005.

Liquidity and Capital Resources

     Cash Flow. Cash flow provided from operating activities was $424 million in 2005 and $278 million in 2004. The increase in operating cash flow in 2005 was primarily due to a higher level of cash flow from underwriting activities (premium collections less paid losses and underwriting expenses) and to a decrease in cash transfers to the arbitrage account ($25 million in 2005 compared with $100 million in 2004).

     Financing Activity. At March 31, 2005, the Company’s had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,017 million and a face amount of $1,027 million. The maturities of the outstanding debt are $40 million in 2005, $100 million in 2006, $89 million in 2008, $150 million in 2010, $200 million in 2013, $150 million in 2019, $76 million in 2022, $12 million in 2023 and $210 million in 2045.

     At March 31, 2005, stockholders’ equity was $2,167 million and total capitalization (stockholders’ equity, senior notes and other debt and junior subordinated debentures) was $3,184 million. The percentage of the Company’s capital attributable to senior notes and other debt and junior subordinated debentures was 32% at March 31, 2005, compared with 33% at December 31, 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company’s market risk generally represents the risk of loss that may result from the potential change in the fair value of the Company’s investment portfolio as a result of fluctuations in prices, interest rates and currency exchange rates. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of its investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

     The duration of the investment portfolio increased from 3.7 years at March 31, 2005 to 3.2 years at December 31, 2004. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2004.

Item 4. Controls and Procedures

     Disclosure Controls and Procedures. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

     Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     The New York State Attorney General and other regulators have commenced investigations, legal actions and general inquiries concerning producer compensation and alleged anti-competitive activities in the insurance industry. Certain allegations include improper sales practices by insurance producers as well as other non-competitive behaviors. The Company and certain of its operating units, like many others in the insurance industry, have received information requests from various state insurance regulators and other state authorities. These requests, for the most part, relate to inquiries into inappropriate solicitation activities, producer compensation practices and the underwriting of legal malpractice insurance. The Company has responded to each of these inquiries and is cooperating with the applicable regulatory authorities. In this regard, the Company commenced an internal review with the assistance of outside counsel. The internal review, which is complete, focused on the Company’s relationships with its distribution channels. As a result of the investigation, a single insurance operating unit reported certain limited instances of conduct that could be characterized as involving inappropriate solicitation practices. To address these limited instances, the Company has implemented certain additional internal procedures and has taken other corrective action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Set forth below is a summary of the shares repurchased by the Company during the quarter and the number of shares remaining authorized for purchase by the Company.

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans	the plans or
	shares purchased	paid per share	or programs	programs (1)
January 2005	—	—	None	2,683,125
February 2005	—	—	None	2,683,125
March 2005	—	—	None	2,683,125

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization that was approved by the Board of Directors on November 10, 1998.

Item 6. Exhibits

Number

(10.1)	Form of Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan

(10.2)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: May 3, 2005	/s/ William R. Berkley

William R. Berkley
Chairman of the Board and
Chief Executive Officer

Date: May 3, 2005	/s/ Eugene G. Ballard

Eugene G. Ballard
Senior Vice President,
Chief Financial Officer
and Treasurer