Form 10-Q
period 2005-06-30
BERKLEY W R CORP
filed 2005-08-02
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Yes ☑ No ☐
Number of shares of common stock, $.20 par value, outstanding as of July 29, 2005: 127,000,622.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
EX-4.2: FOURTH SUPPLEMENTAL INDENTURE
EX-4.3: AMENDED AND RESTATED TRUST AGREEMENT
EX-4.4: SUBORDINATED INDENTURE
EX-4.5: SUPPLEMENTAL INDENTURE
EX-4.6: PREFERRED SECURITIES GUARANTEE AGREEMENT
EX-10.1: DIRECTORS STOCK PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$7,550,002	$6,369,421
Equity securities available for sale	414,889	413,263
Equity securities trading account	528,481	280,340
Investments in affiliates	264,049	240,865

Total investments	8,757,421	7,303,889
Cash and cash equivalents	707,955	932,079
Premiums and fees receivable	1,116,871	1,032,624
Due from reinsurers	884,155	851,019
Accrued investment income	83,336	69,575
Prepaid reinsurance premiums	210,636	191,381
Deferred policy acquisition costs	470,244	442,484
Real estate, furniture and equipment	165,802	162,941
Deferred Federal and foreign income taxes	97,977	90,810
Goodwill	65,759	59,021
Trading account receivable from brokers and clearing organizations	135,313	186,479
Other assets	146,267	128,731

Total assets	$12,841,736	$11,451,033

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$6,045,690	$5,449,611
Unearned premiums	2,272,354	2,064,519
Due to reinsurers	105,826	119,901
Trading account securities sold but not yet purchased	200,099	70,667
Policyholders’ account balances	73,112	65,982
Other liabilities	464,723	498,114
Due to broker	116,667	9,836
Junior subordinated debentures	208,308	208,286
Senior notes and other debt	967,090	808,264

Total liabilities	10,453,869	9,295,180

Minority interest	26,601	46,151

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 300,000,000 shares, issued and outstanding, net of treasury shares, 126,987,179 and 126,409,313 shares	31,351	31,351
Additional paid-in capital	827,768	820,913
Retained earnings	1,596,753	1,354,489
Accumulated other comprehensive income	109,502	112,055
Treasury stock, at cost, 29,766,211 and 30,344,078 shares	(204,108)	(209,106)

Total stockholders’ equity	2,361,266	2,109,702

Total liabilities and stockholders’ equity	$12,841,736	$11,451,033

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)
(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net premiums written	$1,135,011	$1,016,177	$2,323,179	$2,102,879
Change in unearned premiums	(43,138)	(11,794)	(191,331)	(146,964)

Premiums earned	1,091,873	1,004,383	2,131,848	1,955,915
Net investment income	93,622	68,798	183,180	137,287
Service fees	28,662	27,707	58,961	55,946
Realized investment gains	6,126	9,860	5,765	39,767
Other income	501	6	1,018	544

Total revenues	1,220,784	1,110,754	2,380,772	2,189,459

Expenses:
Losses and loss expenses	675,326	626,578	1,316,472	1,227,083
Other operating expenses	334,600	310,476	661,405	602,254
Interest expense	19,217	15,754	37,342	31,525

Total expenses	1,029,143	952,808	2,015,219	1,860,862

Income before income taxes and minority interest	191,641	157,946	365,553	328,597

Income tax expense	(56,095)	(48,166)	(108,824)	(102,192)
Minority interest	(1,467)	(296)	(1,779)	(766)

Income before change in accounting principle	134,079	109,484	254,950	225,639

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(727)

Net income	$134,079	$109,484	$254,950	$224,912

Earnings per share:
Basic:

Income before change in accounting principle	$1.06	$.87	$2.01	$1.80
Cumulative effect of change in accounting principle, net of taxes	$—	$—	$—	$(.01)

Net income	$1.06	$.87	$2.01	$1.79

Diluted:

Income before change in accounting principle	$1.01	$.83	$1.91	$1.72
Cumulative effect of change in accounting principle, net of taxes	$—	$—	$—	$(.01)

Net income	$1.01	$.83	$1.91	$1.71

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Six Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(Unaudited)
Common Stock:
Beginning and end of period	$31,351	$31,351

Additional paid in capital:
Beginning of period	$820,913	$809,938
Stock options issued	172	1,306
Tax benefit related to stock options exercised	2,449	4,350
Restricted stock units earned	3,942	5,152
Stock options earned	67	122
Stock issued to Directors	225	45

End of period	$827,768	$820,913

Retained earnings:
Beginning of period	$1,354,489	$939,911
Net income	254,950	438,105
Dividends to stockholders	(12,686)	(23,527)

End of period	$1,596,753	$1,354,489

Accumulated other comprehensive income:
Unrealized investment gains:
Beginning of period	$109,699	$120,807
Net change in period	7,718	(11,108)

End of period	117,417	109,699

Currency translation adjustments:
Beginning of period	$2,356	$(830)
Net change in period	(10,271)	3,186

End of period	(7,915)	2,356

Total accumulated other comprehensive income	$109,502	$112,055

Treasury Stock:
Beginning of period	$(209,106)	$(218,615)
Stock options issued	5,088	9,823
Stock issued to Directors	80	23
Purchase of common stock	(170)	(337)

End of period	$(204,108)	$(209,106)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months
	Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income before change in accounting principle	$254,950	$225,639
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment gains	(5,765)	(39,767)
Depreciation and amortization	30,832	29,110
Minority interest	1,779	766
Equity in undistributed earnings of affiliates	(13,781)	(9,118)
Stock incentive plans	4,314	1,667
Change in:
Equity securities trading account	(251,691)	(83,519)
Premiums and fees receivable	(84,247)	(91,407)
Due from reinsurers	(33,136)	(68,542)
Accrued investment income	(13,761)	(5,098)
Prepaid reinsurance premiums	(19,255)	(9,662)
Deferred policy acquisition cost	(27,760)	(27,904)
Deferred income taxes	(9,452)	(25,966)
Trading account receivable from brokers and clearing organizations	51,166	(6,272)
Other assets	(9,158)	(18,774)
Reserves for losses and loss expenses	596,079	630,484
Unearned premiums	207,835	157,074
Due to reinsurers	(14,075)	7,398
Trading account securities sold but not yet purchased	129,432	38,936
Policyholders’ account balances	249	(941)
Other liabilities	(52,561)	(34,468)

Net cash flows provided by operating activities	741,994	669,636

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	940,540	626,122
Equity securities	162,153	74,325
Maturities and prepayments of fixed maturities securities	632,442	270,829
Investment in affiliates	11,011	1,507
Cost of purchases, excluding trading account:
Fixed maturity securities	(2,742,096)	(1,692,552)
Equity securities	(172,635)	(132,725)
Investment in affiliates	(23,936)	(38,763)
Change in balances due to/from security brokers	106,831	25,526
Net additions to real estate, furniture and equipment	(15,460)	(16,639)
Cost of minority interest acquired	(28,000)	—

Net cash flows used in investing activities	(1,129,150)	(882,370)

Cash flows provided by financing activities:
Net proceeds from issuance of senior notes	198,149	—
Receipts credited to policyholders’ account balances	7,256	6,991
Return of policyholders’ account balances	(375)	(438)
Bank deposits received	7,416	22,587
Advances from (repayments to) federal home loan bank	5,525	(16,460)
Net proceeds from stock options exercised	5,260	7,466
Repayment of senior notes	(40,000)	—
Cash dividends	(12,686)	(5,864)
Stock repurchases	(170)	(337)
Other, net	(7,343)	(12,514)

Net cash flows provided by financing activities	163,032	1,431

Net decrease in cash and cash equivalents	(224,124)	(211,303)
Cash and cash equivalents at beginning of year	$932,079	$1,431,466

Cash and cash equivalents at end of period	$707,955	$1,220,163

Supplemental disclosure of cash flow information:
Interest paid	$34,395	$30,822

Federal income taxes paid	$114,395	$138,677

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
     The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Per share amounts have been adjusted to reflect the 3-for-2 common stock split effected April 8, 2005.
     In the opinion of management, the financial information reflects all adjustments that are necessary for a fair presentation of financial position and results of operations for the interim periods. Seasonal weather variations and natural and man-made catastrophes can have a significant impact on the results of any one or more reporting periods.
2. COMPREHENSIVE INCOME
     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$134,079	$109,484	$254,950	$224,912

Other comprehensive income:
Change in unrealized foreign exchange gains (losses)	(2,568)	(13,467)	(10,271)	(9,545)
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	66,115	(85,927)	11,394	(55,495)
Reclassification adjustment for realized (gains) losses included in net income, net of taxes	(3,769)	(6,400)	(3,676)	(25,748)

Other comprehensive income (loss)	59,778	(105,794)	(2,553)	(90,788)

Comprehensive income	$193,857	$3,690	$252,397	$134,124

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$134,079	$109,484	$254,950	$224,912

Add: Stock-based compensation expense included in reported net income, net of tax	22	28	44	53

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(502)	(1,005)	(1,000)	(1,986)

Pro forma net income	$133,599	$108,507	$253,994	$222,979

Earnings per share:
Basic — as reported	$1.06	$.87	$2.01	$1.79
Basic — pro forma	$1.05	$.86	$2.00	$1.77

Diluted — as reported	$1.01	$.83	$1.91	$1.71
Diluted — pro forma	$1.00	$.82	$1.91	$1.69
     In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which replaces FAS 123 and is effective on January 1, 2006. FAS 123R requires that the cost resulting from all share-based payment transactions with employees, including those awarded prior to January 1, 2003, be recognized in the financial statements using a fair-value-based measurement method. The adoption of FAS 123R will not have a material impact on the Company’s financial condition or results of operations.

4. INVESTMENTS
     The amortized cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
	Cost	Value	Value
June 30, 2005
Fixed maturity:
Held to maturity	$186,375	$204,683	$186,375
Available for sale	7,220,644	7,363,627	7,363,627

Total	$7,407,019	$7,568,310	$7,550,002

Equity securities available for sale	$376,086	$414,889	$414,889

Trading Account:
Equity securities	$516,984	$528,481	$528,481
Receivable from broker	135,313	135,313	135,313
Securities sold but not yet purchased	(190,801)	(200,099)	(200,099)

Total trading account	$461,496	$463,695	$463,695

December 31, 2004
Fixed maturity:
Held to maturity	$191,081	$208,731	$191,081
Available for sale	6,053,512	6,178,340	6,178,340

Total	$6,244,593	$6,387,071	$6,369,421

Equity securities available for sale	$365,604	$413,263	$413,263

Trading Account:
Equity securities	$274,506	$280,340	$280,340
Receivable from broker	186,479	186,479	186,479
Securities sold but not yet purchased	(66,658)	(70,667)	(70,667)

Total trading account	$394,327	$396,152	$396,152

5. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers as of June 30, 2005 are net of reserves for uncollectible reinsurance of $2,499,000. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Ceded premiums earned	$124,418	$120,591	$249,218	$234,389
Ceded losses incurred	$82,706	$99,885	$157,710	$165,445

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
     Our regional segment provides commercial insurance products to customers primarily in 27 states. Key clients of this segment are small-to-mid-sized businesses and governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the Company. The regional operations are conducted through four geographic regions based on markets served: Midwest, New England, Southern (excluding Florida) and Mid Atlantic.
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

	Revenues
	Earned	Investment			Net
(dollars in thousands)	Premiums	Income	Other	Total	Income
For the three months ended June 30, 2005:
Specialty	$414,573	$33,201	$—	$447,774	$58,285
Regional	292,037	13,611	—	305,648	33,425
Alternative Markets	155,408	18,927	28,662	202,997	36,719
Reinsurance	210,571	23,202	—	233,773	22,128
International	19,284	2,769	42	22,095	1,113
Corporate and eliminations	—	1,912	459	2,371	(21,360)
Realized gains	—	—	6,126	6,126	3,769

Consolidated	$1,091,873	$93,622	$35,289	$1,220,784	$134,079

For the three months ended June 30, 2004:
Specialty	$357,184	$24,364	$—	$381,548	$50,914
Regional	263,996	10,613	—	274,609	25,321
Alternative Markets	143,641	14,047	27,707	185,395	22,668
Reinsurance	221,869	18,713	—	240,582	21,357
International	17,693	1,607	10	19,310	(130)
Corporate and eliminations	—	(546)	(4)	(550)	(17,046)
Realized gains	—	—	9,860	9,860	6,400

Consolidated	$1,004,383	$68,798	$37,573	$1,110,754	$109,484

	Revenues
	Earned	Investment			Net
(dollars in thousands)	Premiums	Income	Other	Total	Income
For the six months ended June 30, 2005:
Specialty	$803,972	$64,079	$—	$868,051	$114,735
Regional	572,336	26,594	—	598,930	73,167
Alternative Markets	304,908	36,932	58,961	400,801	65,100
Reinsurance	411,584	45,629	—	457,213	38,781
International	39,048	6,371	52	45,471	1,577
Corporate and eliminations	—	3,575	966	4,541	(42,086)
Realized gains	—	—	5,765	5,765	3,676

Consolidated	$2,131,848	$183,180	$65,744	$2,380,772	$254,950

For the six months ended June 30, 2004:
Specialty	$700,289	$48,707	$—	$748,996	$95,596
Regional	511,967	21,490	—	533,457	56,120
Alternative Markets	275,775	27,276	55,946	358,997	44,522
Reinsurance	432,515	37,412	—	469,927	36,988
International	35,369	3,285	125	38,779	(16)
Corporate and eliminations	—	(883)	419	(464)	(33,319)
Realized gains	—	—	39,767	39,767	25,748
Change in accounting	—	—	—	—	(727)

Consolidated	$1,955,915	$137,287	$96,257	$2,189,459	$224,912

6. INDUSTRY SEGMENTS (continued)
     Identifiable assets by segment are as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004
Specialty	$4,549,353	$3,930,054
Regional	2,442,399	2,360,149
Alternative Markets	2,084,316	1,864,544
Reinsurance	4,370,898	3,922,023
International	224,061	196,355
Corporate, other and eliminations	(829,291)	(822,092)

Consolidated	$12,841,736	$11,451,033

     Net premiums earned by major line of business are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Premises and operations	$161,394	$149,401	$312,432	$285,428
Professional liability	75,669	63,686	147,289	131,626
Automobile	62,137	54,435	119,609	104,666
Products liability	58,934	39,624	113,708	76,897
Property	29,425	29,114	58,788	59,266
Other	27,014	20,924	52,146	42,406

Specialty	414,573	357,184	803,972	700,289

Commercial multiple peril	116,664	105,958	231,584	206,370
Automobile	84,371	76,149	165,661	149,039
Workers’ compensation	60,709	53,133	114,843	102,921
Other	30,293	28,756	60,248	53,637

Regional	292,037	263,996	572,336	511,967

Primary workers’ compensation	76,983	70,577	151,901	132,792
Excess workers’ compensation	67,314	62,166	130,817	121,400
Other	11,111	10,898	22,190	21,583

Alternative Markets	155,408	143,641	304,908	275,775

Property	35,729	46,534	69,039	89,398
Casualty	174,842	175,335	342,545	343,117

Reinsurance	210,571	221,869	411,584	432,515

International	19,284	17,693	39,048	35,369

Total	$1,091,873	$1,004,383	$2,131,848	$1,955,915

7. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES (continued)
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
     The New York State Attorney General and other regulators have commenced investigations, legal actions and general inquiries concerning producer compensation and alleged anti-competitive activities in the insurance industry. Certain allegations include improper sales practices by insurance producers as well as other non-competitive behaviors. The Company and certain of its operating units, like many others in the insurance industry, have received information requests from various state insurance regulators and other state authorities. These requests, for the most part, relate to inquiries into inappropriate solicitation activities, producer compensation practices and the underwriting of legal malpractice insurance, as well as more recently finite reinsurance. The Company has responded to each of these inquiries and is cooperating with the applicable regulatory authorities.
     In this regard, the Company commenced an internal review with the assistance of outside counsel that focused on the Company’s relationships with its distribution channels. As a result of the investigation, a single insurance operating unit reported certain limited instances of conduct that could be characterized as involving inappropriate solicitation practices. That operating unit has reached an agreement with its domiciliary insurance regulator resolving all issues pertaining to its inquiry without penalty. As part of the agreement, the Company has implemented certain additional internal procedures and has taken other corrective action.
8. ACQUISITIONS
     On June 30, 2005, the Company purchased all of the minority interest in its subsidiary, Berkley International, LLC from a subsidiary of The Northwestern Mutual Life Insurance Company. The purchase price was $28 million, of which approximately $7 million represents goodwill.
9. SUBSEQUENT EVENT
     On July 26, 2005, the Company issued $250 million aggregate principal amount of 6.75% Junior Subordinated Debentures due July 26, 2045 (the “Junior Subordinated Debentures”) to W. R. Berkley Capital Trust II (the “Trust”). The Trust simultaneously issued an equal amount of 6.75% mandatorily redeemable preferred securities (“Trust Preferred Securities”), which are fully and unconditionally guaranteed by the Company to the extent the Trust has funds available for repayment of distributions. The Trust Preferred Securities are subject to mandatory redemption in a like amount (i) in whole but not in part upon repayment of the Junior Subordinated Debentures at maturity at maturity, (ii) in whole but not in part, at any time contemporaneously with the optional prepayment of the Junior Subordinated Debentures by the Company upon the occurrence and continuation of certain events and (iii) in whole or in part, on or after July 26, 2010, contemporaneously with the optional prepayment by the Company of the Junior Subordinated Debentures.

SAFE HARBOR STATEMENT
     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2005 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the impact of competition, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under The Terrorism Risk Insurance Act of 2002 (“TRIA”) and the expected expiration of TRIA on December 31, 2005, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed income securities and investments in equity securities, including merger arbitrage investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to successfully acquire and integrate companies and invest in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2005 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     W. R. Berkley Corporation is an insurance holding company that provides, through its subsidiaries, commercial property casualty insurance products and services. The Company’s principal focus is casualty business. The Company’s primary sources of revenues and earnings are insurance premiums and investment income.
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

     For example, the effect of higher and lower levels of loss frequency and severity levels on our estimated ultimate costs for claims occurring in 2004 would be as follows (dollars in thousands):

	Ultimate costs of	Change in cost of
Change in both loss frequency and	claims occurring	claims occurring
severity for all lines of business	in 2004	in 2004
3% higher	$2,373,085	$136,225
2% higher	2,327,229	90,369
1% higher	2,281,821	44,961
Base scenario	2,236,860	—
1% lower	2,191,899	(44,961)
2% lower	2,146,491	(90,369)
3% lower	2,100,635	(136,225)
     Our net reserves for losses and loss expenses of $5.3 billion as of June 30, 2005 relate to multiple accident years. Therefore, a change in frequency or severity for more than one accident year would be higher or lower than the amounts reflected above.
     Approximately $1.4 billion, or 27%, of the Company’s net loss reserves relate to its assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Specialty	$1,896,718	$1,637,204
Regional	843,623	760,440
Alternative Markets	1,055,034	944,546
Reinsurance	1,443,242	1,350,531
International	33,866	30,121

Net reserves for losses and loss expenses	5,272,483	4,722,842
Ceded reserves for losses and loss expenses	773,207	726,769

Gross reserves for losses and loss expenses	$6,045,690	$5,449,611

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2005 and December 31, 2004 (dollars in thousands):

		Incurred
	Reported Case	but not
	Reserves	Reported	Total
June 30, 2005:
General liability	$634,523	$1,193,031	$1,827,554
Workers’ compensation	590,786	698,362	1,289,148
Automobile	256,263	175,681	431,944
Other	100,825	179,770	280,595

Total primary	1,582,397	2,246,844	3,829,241
Reinsurance	636,965	806,277	1,443,242

Total	$2,219,362	$3,053,121	$5,272,483

December 31, 2004:
General liability	$538,042	$1,025,677	$1,563,719
Workers’ compensation	556,250	605,906	1,162,156
Automobile	231,435	144,009	375,444
Other	112,481	158,511	270,992

Total primary	1,438,208	1,934,103	3,372,311
Reinsurance	574,752	775,779	1,350,531

Total	$2,012,960	$2,709,882	$4,722,842

     For the six months ended June 30, 2005, the Company reported losses and loss expenses of $1,316 million, of which $70 million represented an increase in estimates for claims occurring in prior years. The increases in estimates for claims occurring in prior years were $31 million for primary business ($19 million for specialty, $8 million for regional and $4 million for international) and $39 million for assumed reinsurance. For both primary and reinsurance business, increases in estimates for earlier accident years were partially offset by decreases in estimates for accident year 2004.
     Case reserves, net of reinsurance, for primary business increased 10% to $1.6 billion at June 30, 2005 from $1.4 billion at December 31, 2004 as a result of a 1% increase in the number of outstanding claims and a 9% increase in the average case reserve per claim. Reserves for incurred but not reported losses, net of reinsurance, for primary business increased 16% to $2.2 billion at June 30, 2005 from $1.9 billion at December 31, 2004. The increase in prior year reserves for direct business of $31 million was primarily related to increased estimates for general liability and commercial automobile business, which were partially offset by decreased estimates for property lines. The increases in prior year reserves reflects upward adjustments in loss ratios for prior accident years to recognize that claim costs, including legal expenses and medical costs, for certain classes of business are emerging over a longer period of time and at a higher level than expected.
     Case reserves for reinsurance business increased 11% to $637 million at June 30, 2005 from $575 million at December 31, 2004. Reserves for incurred but not reported losses for reinsurance business increased 4% to $806 million at June 30, 2005 from $776 million at December 31, 2004. The increase in prior year reserves for reinsurance business was primarily a result of higher than expected claims reported by ceding companies. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as additional information becomes available. As certain reinsurance contracts have matured, the Company has adjusted its estimates of ultimate losses to reflect a higher level of known losses as well as a pattern of delayed loss reporting by some ceding companies. Most of the increase in prior year reserves for reinsurance relates to business written from 1998 through 2001.
     Assumed Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $129 million and $136 million at June 30, 2005 and December 31, 2004 respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.

Results of Operations For The Six Months Ended June 30, 2005 and 2004
     Following is a summary of net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	Six months ended June 30,
(Dollars in thousands)	2005	2004
Specialty
Gross premiums written	$940,331	$777,664
Net premiums written	890,856	734,669
Premiums earned	803,972	700,289
Loss ratio	62.4%	61.7%
Expense ratio	25.0%	25.3%
Combined ratio	87.4%	87.0%
Regional
Gross premiums written	$723,864	$668,017
Net premiums written	618,830	578,544
Premiums earned	572,336	511,967
Loss ratio	55.4%	56.9%
Expense ratio	30.4%	31.0%
Combined ratio	85.8%	87.9%
Alternative Markets
Gross premiums written	$408,605	$379,740
Net premiums written	340,725	324,967
Premiums earned	304,908	275,775
Loss ratio	64.2%	69.7%
Expense ratio	21.0%	21.1%
Combined ratio	85.2%	90.8%
Reinsurance
Gross premiums written	$475,888	$481,821
Net premiums written	432,777	428,383
Premiums earned	411,584	432,515
Loss ratio	67.7%	67.8%
Expense ratio	31.0%	29.0%
Combined ratio	98.7%	96.8%
International (1)
Gross premiums written	$44,214	$40,178
Net premiums written	39,991	36,316
Premiums earned	39,048	35,369
Loss ratio	58.2%	51.6%
Expense ratio	35.5%	35.8%
Combined ratio	93.7%	87.4%
Consolidated
Gross premiums written	$2,592,902	$2,347,420
Net premiums written	2,323,179	2,102,879
Premiums earned	2,131,848	1,955,915
Loss ratio	61.8%	62.7%
Expense ratio	27.4%	27.3%
Combined ratio	89.2%	90.0%

(1)	The ratios for international do not include Philippine life operations.

          The following table presents the Company’s net income and net income per share for the six months ended June 30, 2005 and 2004 (amounts in thousands, except per share data):

	2005	2004
Net income	$254,950	$224,912
Weighted average diluted shares	133,277	131,888
Net income per diluted share	$1.91	$1.71
          The increase in net income in 2005 compared with 2004 reflects higher investment income and higher profits from underwriting activity. The increase in investment income is the result of a 29% increase in average invested assets arising primarily from cash flow provided by operating and financing activity. The improvement in underwriting results is attributable to a 9% increase in earned premiums and a 0.9 percentage point decrease in the loss ratio (losses and loss expenses incurred expressed as percentage of earned premiums), partially offset by a 0.1 percentage point increase in the expense ratio (underwriting expenses expressed as a percentage of premiums earned).
     Gross Premiums Written. Gross premiums written were $2.6 billion in 2005, up 10% from 2004. Although prices generally increased during 2004, the Company is experiencing an increased level of price competition in 2005. Price levels for renewal business fell approximately 1% in the first six months of 2005, as compared with the prior year period.
     Gross premiums for the regional and alternative markets segments include premiums written on behalf of assigned risk plans managed by the Company. The assigned risk premiums are fully reinsured by the respective state-sponsored assigned risk plans.
     A summary of gross premiums written in 2005 compared with 2004 by business segment follows:
•	Specialty gross premiums increased by 21% to $940 million in 2005 from $778 million in 2004. The increase in gross premiums includes approximately $82 million from Berkley Specialty Underwriting Managers LLC, which began operations in July, 2004. The number of policies issued in 2005 increased 19%, and the average premium per policy increased 1%. Average prices for renewal policies, adjusted for changes in exposure, decreased 1%. Gross premiums written increased 30% for premises and operations, 19% for automobile, 41% for products liability and 6% for property lines. Gross premiums written decreased 5% for professional liability lines.

•	Regional gross premiums increased by 8% to $724 million in 2005 from $668 million in 2004. The number of policies issued in 2005 decreased 6%, and the average premium per policy increased 14%. Average prices for renewal policies, adjusted for changes in exposure, were unchanged. Gross premiums written increased by 6% for commercial multiple peril, 6% for automobile and 7% for workers’ compensation. Gross premiums include assigned risk premiums of $67 million in 2005 and $54 million in 2004.

•	Alternative markets gross premiums increased by 8% to $409 million in 2005 from $380 million in 2004. The number of policies issued in 2005 decreased 1%, and the average premium per policy increased 5%. Average prices for renewal policies, adjusted for changes in exposure, decreased 1%. Gross premiums written increased by 8% for excess workers’ compensation, and 5% for primary workers’ compensation. Gross premiums include assigned risk premiums of $57 million in 2005 and $43 million in 2004.

•	Reinsurance gross premiums decreased by 1% to $476 million in 2005 from $482 million in 2004. The decrease in business written includes a decline of $54 million as a result of the discontinuance of a facultative relationship with a particular ceding company and a decrease of $14 million in reinsurance written through Lloyd’s. The decrease was partially offset by new business production, including an increase of $45 million in program business. Property gross premiums written increased 1% to $96 million and casualty gross premiums written decreased 2% to $380 million.

•	International gross premiums increased by 10% to $44 million in 2005 from $40 million in 2004.
          Net Premiums Earned. Net premiums earned increased 9% to $2,132 million from $1,956 million in 2004. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005.
          Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Amount		Average Yield
	2005	2004	2005	2004
Fixed maturity securities, including cash	$150,405	$113,742	4.0%	3.9%
Arbitrage trading account	8,042	6,339	3.8%	3.4%
Other equity securities and investments in affiliates	27,076	18,685	8.2%	7.8%
Other expense	(102)	(104)

Gross investment income	185,421	138,662	4.3%	4.1%
Investment expenses	(2,241)	(1,375)

Total	$183,180	$137,287

          Net investment income increased 33% to $183 million in 2005 from $137 million in 2004. Average invested assets (including cash and cash equivalents) increased 29% to $8.6 billion in 2005 compared with $6.7 billion in 2004. The increase was a result of cash flow from operations and the net proceeds from senior notes issued during 2004 and 2005. The average annualized gross yield on investments was 4.3% in 2005 compared with 4.1% in 2004.
          Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees increased 5% in 2005 compared with 2004 primarily as a result of an increase in service fees for managing assigned risk plans in fourteen states.
          Realized Investment Gains. Realized investment gains result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment gains were $6 million in 2005, compared to $40 million in 2004. In 2005, realized gains were attributable primarily to the sale of equity securities. In 2004, realized gains resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in municipal securities.

     Losses and Loss Expenses. Losses and loss expenses increased 7% to $1,316 million in 2005 from $1,227 million in 2004 primarily as a result of increased premium volume. The consolidated loss ratio decreased to 61.8% in 2005 from 62.7% in 2004 primarily as a result of a decrease in additions to prior year loss reserves ($70 million in 2005 compared with $92 million in 2004). A summary of loss ratios in 2005 compared with 2004 by business segment follows:
•	Specialty’s loss ratio was 62.4% in 2005 compared with 61.7% in 2004 principally due to an increase in loss cost estimates for commercial transportation business.

•	The regional loss ratio decreased to 55.4% in 2005 from 56.9% in 2004 primarily as a result of increased pricing levels. Weather-related losses were $15 million in 2005 compared with $19 million in 2004.

•	Alternative market’s loss ratio decreased to 64.2% from 69.7% primarily as a result of the Company’s reassessment of the favorable impact of workers’ compensation reforms in California.

•	The reinsurance loss ratio was 67.7% in 2005 compared with 67.8% in 2004.

•	The international loss ratio was 58.2% in 2005 compared with 51.6% in 2004.
          Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Underwriting expenses	$583,289	$533,718
Service company expenses	47,754	43,969
Other costs and expenses	30,362	24,567

Total	$661,405	$602,254

          Underwriting expenses increased 9% in 2005 compared with 2004 primarily as a result of higher premium volume. Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio was 27.4% in 2005 compared with 27.3% in 2004.
          Service company expenses, which represent the costs associated with the alternative market’s fee-based business, increased 9% to $48 million.
          Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 24% to $30 million primarily as a result of higher compensation costs.
          Interest Expense. Interest expense increased 18% to $37 million as a result of the issuance of $150 million of 6.15% senior notes in August 2004 and $200 million of 5.6% senior notes in May 2005.
          Income taxes. The effective income tax rate was 30% in 2005 and 31% in 2004. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
Results of Operations For The Three Months Ended June 30, 2005 and 2004

Following is a summary of net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	Three months ended
	June 30,
(Dollars in thousands)	2005	2004
Specialty
Gross premiums written	$499,125	$411,111
Net premiums written	477,441	389,914
Premiums earned	414,573	357,184
Loss ratio	62.9%	60.5%
Expense ratio	25.1%	25.4%
Combined ratio	88.0%	85.9%
Regional
Gross premiums written	$356,491	$331,474
Net premiums written	305,005	287,906
Premiums earned	292,037	263,996
Loss ratio	57.6%	58.7%
Expense ratio	30.4%	31.1%
Combined ratio	88.0%	89.8%
Alternative Markets
Gross premiums written	$135,081	$133,279
Net premiums written	112,705	111,816
Premiums earned	155,408	143,641
Loss ratio	60.7%	68.4%
Expense ratio	21.0%	22.8%
Combined ratio	81.7%	91.2%
Reinsurance
Gross premiums written	$236,907	$235,184
Net premiums written	219,660	208,700
Premiums earned	210,571	221,869
Loss ratio	66.8%	66.6%
Expense ratio	30.3%	28.3%
Combined ratio	97.1%	94.9%
International (1)
Gross premiums written	$22,208	$19,648
Net premiums written	20,200	17,841
Premiums earned	19,284	17,693
Loss ratio	56.9%	51.9%
Expense ratio	35.6%	36.2%
Combined ratio	92.5%	88.1%
Consolidated
Gross premiums written	$1,249,812	$1,130,696
Net premiums written	1,135,011	1,016,177
Premiums earned	1,091,873	1,004,383
Loss ratio	61.9%	62.4%
Expense ratio	27.3%	27.4%
Combined ratio	89.2%	89.8%

(1)	The ratios for international do not include Philippine life operations.

          The following table presents the Company’s net income and net income per share for the three months ended June 30, 2005 and 2004 (amounts in thousands, except per share data):

	2005	2004
Net income	$134,079	$109,484
Weighted average diluted shares	133,368	131,820
Net income per diluted share	$1.01	$.83
          The increase in net income in 2005 compared with 2004 reflects higher investment income and higher profits from underwriting activity. The increase in investment income is principally the result of a 28% increase in average invested assets arising primarily from cash flow provided by operating and financing activity. The improvement in underwriting results is attributable to a 9% increase in earned premiums and a 0.5 percentage point decrease in the loss ratio (losses and loss expenses incurred expressed as percentage of earned premiums), and a 0.1 percentage point decrease in the expense ratio (underwriting expenses expressed as a percentage of premiums earned).
     Gross Premiums Written. Gross premiums written were $1.2 billion in 2005, up 11% from 2004. Although prices generally increased during 2004, the Company is experiencing an increased level of price competition. Price levels for renewal business fell approximately 1% in the first six months of 2005, as compared with the prior year period. A summary of gross premiums written in 2005 compared with 2004 by business segment follows:
•	Specialty gross premiums increased by 21% to $499 million in 2005 from $411 million in 2004. Gross premiums written increased 28% for premises and operations, 17% for automobile, 37% for products liability and 57% for property lines. Gross premiums written decreased 8% for professional liability lines.

•	Regional gross premiums increased by 8% to $356 million in 2005 from $331 million in 2004. Gross premiums written increased by 6% for commercial multiple peril, 5% for automobile and 11% for workers’ compensation and 14% for assigned risk plans.

•	Alternative markets gross premiums increased by 1% to $135 million in 2005 from $133 million in 2004. Gross premiums written increased 7% for excess workers’ compensation and 6% for assigned risk plans. Gross premiums written decreased 1% for primary worker’s compensation.

•	Reinsurance gross premiums increased by 1% to $237 million in 2005 from $235 million in 2004. Property gross premiums written decreased 17% to $48 million and casualty gross premiums written increased 7% to $189 million.

•	International gross premiums increased by 13% to $22 million in 2005 from $20 million in 2004.
          Net Premiums Earned. Net premiums earned increased 9% to $1,092 million from $1,004 million in 2004. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005.

     Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Amount		Average Yield
	2005	2004	2005	2004
Fixed maturity securities, including cash	$79,766	$57,277	4.1%	3.8%
Arbitrage trading account	2,772	2,913	2.5%	3.0%
Other equity securities and investments in affiliates	12,878	9,554	7.7%	7.2%
Other income (expense)	(102)	4

Gross investment income	95,314	69,748	4.3%	4.0%
Investment expenses	(1,692)	(950)

Total	$93,622	$68,798

          Net investment income increased 36% to $94 million in 2005 from $69 million in 2004. Average invested assets (including cash and cash equivalents) increased 28% to $8.9 billion in 2005 compared with $6.9 billion in 2004. The increase was a result of cash flow from operations and the net proceeds from senior notes issued during 2004 and 2005. The average annualized gross yield on investments was 4.3% in 2005 compared with 4.0% in 2004.
     Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees increased 3% in 2005 compared with 2004 primarily as a result of an increase in service fees for managing assigned risk plans in fourteen states.
     Realized Investment Gains. Realized investment gains result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment gains were $6 million in 2005, compared to $10 million in 2004.
     Losses and Loss Expenses. Losses and loss expenses increased 8% to $675 million in 2005 from $627 million in 2004 primarily as a result of increased premium volume. The consolidated loss ratio decreased to 61.9% in 2005 from 62.4% in 2004. A summary of loss ratios in 2005 compared with 2004 by business segment follows:
•	Specialty’s loss ratio was 62.9% in 2005 compared with 60.5% in 2004 principally due to an increase in loss cost estimates for commercial transportation business.

•	The regional loss ratio decreased to 57.6% in 2005 from 58.7% in 2004 primarily as a result of increased pricing levels and lower weather-related losses ($12 million in 2005 compared with $15 million in 2004).

•	Alternative market’s loss ratio decreased to 60.7% from 68.4% primarily as a result of the Company’s reassessment of the favorable impact of workers’ compensation reforms in California.

•	The reinsurance loss ratio was 66.8% in 2005 compared with 66.6% in 2004.

•	The international loss ratio was 56.9% in 2005 compared with 51.9% in 2004.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Underwriting expenses	$297,538	$275,529
Service company expenses	23,527	21,530
Other costs and expenses	13,535	13,417

Total	$334,600	$310,476

     Underwriting expenses increased 8% in 2005 compared with 2004 primarily as a result of higher premium volume. Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio was 27.3% in 2005 compared with 27.4% in 2004.
     Service company expenses, which represent the costs associated with the alternative market segment’s fee-based business, increased 9% to $24 million.
     Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 1% to $14 million.
     Interest Expense. Interest expense increased 22% to $19 million as a result of the issuance of $150 million of 6.15% senior notes in August 2004 and $200 million of 5.6% senior notes in May 2005.
     Income taxes. The effective income tax rate was 29% in 2005 and 30% in 2004. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
Investments
     As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, is believed adequate to meet payment obligations. The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

          The carrying value of the Company’s investment portfolio and investment-related assets as of June 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004
Fixed maturity securities	$7,550,002	$6,369,421
Equity securities available for sale	414,889	413,263
Equity securities trading account	528,481	280,340
Investments in affiliates	264,049	240,865

Total investments	8,757,421	7,303,889

Cash and cash equivalents	707,955	932,079
Trading account receivable from brokers and clearing organization	135,313	186,479
Trading account securities sold but not yet purchased	(200,099)	(70,667)
Unsettled purchases	(116,667)	(9,836)

Total	$9,283,923	$8,341,944

     Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At June 30, 2005 (as compared to December 31, 2004), the fixed maturities portfolio mix was as follows: U.S. Government securities were 14% (15% in 2004); state and municipal securities were 55% (54% in 2004); corporate securities were 10% (10% in 2004); mortgage-backed securities were 19% (18% in 2004); and foreign bonds were 2% in 2005 (3% in 2004).
     The Company’s philosophy related to holding or selling fixed maturity securities is based on its objective of maximizing total return. The key factors that management considers in its investment decisions as to whether to hold or sell fixed maturity securities are its expectations regarding interest rates, credit spreads and currency values. In a period in which management expects interest rates to rise, the Company may sell longer duration securities in order to mitigate the impact of an interest rate rise on the market value of the portfolio. Similarly, in a period in which management expects credit spreads to widen, the Company may sell lower quality securities, and in a period in which management expects certain foreign currencies to decline in value, the Company may sell securities denominated in those foreign currencies. The sale of fixed maturity securities in order to achieve the objective of maximizing total return may result in realized gains; however, there is no reason to expect these gains to continue in future periods. During 2005 and 2004, management’s decisions to sell fixed maturity securities were based primarily on its belief that interest rates were likely to rise and to a lesser extent on its expectations regarding credit spreads and currency values.
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
          Investments in Affiliates. At June 30, 2005 (as compared to December 31, 2004), investments in affiliates were as follows: equity in Kiln plc was $54 million ($51 million in 2004); real estate $136 million ($132 million in 2004); fixed income relative value funds were $45 million ($41 million in 2004); and other investments were $29 million ($17 million in 2004).
          Securities in an Unrealized Loss Position. The following table summarizes, for all securities in an unrealized loss position at June 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

			Gross
	Number of		unrealized
	securities	Fair value	loss
June 30, 2005
Fixed maturities:
0 — 6 months	85	$1,075,160	$4,967
7 — 12 months	45	609,123	5,456
Over 12 months	87	670,655	12,796

Total	217	$2,354,938	$23,219

Equity securities available for sale:
0 — 6 months	19	$104,492	$1,767
7 — 12 months	2	596	114
Over 12 months	3	11,424	75

Total	24	$116,512	$1,956

December 31, 2004

Fixed maturities:
0 — 6 months	109	$1,005,675	$4,932
7 — 12 months	101	798,721	9,190
Over 12 months	65	189,239	4,245

Total	275	$1,993,635	$18,367

Equity securities available for sale:
0 — 6 months	4	$1,448	$82
7 — 12 months	2	26,319	667
Over 12 months	4	1,746	12

Total	10	$29,513	$761

     At June 30, 2005, gross unrealized gains were $231 million, or 2% of total investments, and gross unrealized losses were $25 million, or less then one quarter percent of total investments. There were 137 securities, with an aggregate fair value of $1.3 billion and an aggregate unrealized loss of $18 million, that have been continuously in an unrealized loss position for more than six months. The decline in market value for these securities is primarily due to an increase in market interest rates. Management regularly reviews its investment portfolio to determine whether a decline in value as a result of deterioration in the financial position or future prospects of the issuer is considered to be other than temporary. A decline is value is considered to be other than temporary where there has been a sustained reduction in market value and there are no mitigating circumstances. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income.

Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities was $742 million in 2005 and $670 million in 2004. The increase in operating cash flow in 2005 was primarily due to a higher level of cash flow from investment income and underwriting activities (premium collections less paid losses and underwriting expenses) which was partially reduced by an increase in cash transfers to the arbitrage account ($75 million in 2005 compared with $50 million in 2004).
     Financing Activity. At June 30, 2005, the Company’s had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,175 million and a face amount of $1,187 million. The maturities of the outstanding debt are $100 million in 2006, $89 million in 2008, $150 million in 2010, $200 million in 2013, $200 million in 2015, $150 million in 2019, $76 million in 2022, $12 million in 2023 and $210 million in 2045.
     On July 26, 2005, the Company issued $250 million aggregate principal amount of 6.75% Junior Subordinated Debentures due July 26, 2045 (the “Junior Subordinated Debentures”) to W. R. Berkley Capital Trust II (the “Trust”). The Trust simultaneously issued an equal amount of 6.75% mandatorily redeemable preferred securities (“Trust Preferred Securities”), which are fully and unconditionally guaranteed by the Company to the extent the Trust has funds available for repayment of distributions. The Trust Preferred Securities are subject to mandatory redemption in a like amount (i) in whole but not in part upon repayment of the Junior Subordinated Debentures at maturity at maturity, (ii) in whole but not in part, at any time contemporaneously with the optional prepayment of the Junior Subordinated Debentures by the Company upon the occurrence and continuation of certain events and (iii) in whole or in part, on or after July 26, 2010, contemporaneously with the optional prepayment by the Company of the Junior Subordinated Debentures.
     At June 30, 2005, stockholders’ equity was $2,361 million and total capitalization (stockholders’ equity, senior notes and other debt and junior subordinated debentures) was $3,537 million. The percentage of the Company’s capital attributable to senior notes and other debt and junior subordinated debentures was 33% at June 30, 2005, and 33% at December 31, 2004.
     Acquisitions. On June 30, 2005, the Company purchased all of the minority interest in its subsidiary, Berkley International, LLC, from a subsidiary of The Northwestern Mutual Life Insurance Company. The purchase price was $28 million, of which approximately $7 million represents goodwill.

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
     The duration of the investment portfolio increased to 3.7 years at June 30, 2005 from 3.2 years at December 31, 2004. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2004.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures . The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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
     The New York State Attorney General and other regulators have commenced investigations, legal actions and general inquiries concerning producer compensation and alleged anti-competitive activities in the insurance industry. Certain allegations include improper sales practices by insurance producers as well as other non-competitive behaviors. The Company and certain of its operating units, like many others in the insurance industry, have received information requests from various state insurance regulators and other state authorities. These requests, for the most part, relate to inquiries into inappropriate solicitation activities, producer compensation practices and the underwriting of legal malpractice insurance, as well as more recently finite reinsurance. The Company has responded to each of these inquiries and is cooperating with the applicable regulatory authorities.
     In this regard, the Company commenced an internal review with the assistance of outside counsel that focused on the Company’s relationships with its distribution channels. As a result of the investigation, a single insurance operating unit reported certain limited instances of conduct that could be characterized as involving inappropriate solicitation practices. That operating unit has reached an agreement with its domiciliary insurance regulator resolving all issues pertaining to its inquiry without penalty. As part of the agreement, the Company has implemented certain additional internal procedures and has taken other corrective action.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On May 10, 2005, the Company issued 1,000 shares of its common stock to each of its nine continuing directors (9,000 shares in the aggregate). The shares were issued as a portion of annual director’s fees pursuant to the terms of the Company’s 1997 Director Stock Plan, as amended and restated as of May 3, 2005. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) thereof for transactions not involving a public offering.

     Set forth below is a summary of the shares repurchased by the Company during the quarter and the number of shares remaining authorized for purchase by the Company.

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans or
	purchased	share	or programs	programs (1)
April 2005	—	—	—	2,683,125
May 2005	—	—	—	2,683,125
June 2005	—	—	—	2,683,125

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization that was approved by the Board of Directors on November 10, 1998.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on May 10, 2005. The meeting involved the election of three directors for a term to expire at the Annual Meeting of Stockholders to be held in the year 2008; and the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year 2005. The directors elected and the results of the voting are as follows:
     (i) Election of Directors:

Nominee	Votes For	Votes Withheld

Rodney A. Hawes, Jr.	77,623,283	950,822

Jack H. Nusbaum	51,101,046	27,473,059

Mark L. Shapiro	75,720,530	2,853,575
     (ii) Ratification of Auditors:

Votes For	Votes Against	Votes Abstained
78,105,273	444,001	24,831

Item 6. Exhibits
     Number
(4.1)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 31, 2003)

(4.2)	Fourth Supplemental Indenture, dated as of May 9, 2005, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015, including form of the Notes as Exhibit A.

(4.3)	Amended and Restated Trust Agreement of W. R. Berkley Capital Trust II, dated as of July 26, 2005

(4.4)	Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005.

(4.5)	Supplemental Indenture No. 1 to the Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005, relating to 6.750% Subordinated Debentures Due 2045.

(4.6)	Preferred Securities Guarantee Agreement between W. R. Berkley Corporation, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee, dated as of July 26, 2005, relating to W. R. Berkley Capital Trust II.

(10.1)	W. R. Berkley Corporation 1997 Directors Stock Plan, effective as of May 13, 1997, amended as of May 11, 1999, and amended and restated as of May 3, 2005.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: August 2, 2005	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: August 2, 2005	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President, Chief Financial Officer and Treasurer