Form 10-Q
period 2005-09-30
BERKLEY W R CORP
filed 2005-11-03
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Yes☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☑
Number of shares of common stock, $.20 par value, outstanding as of October 28, 2005: 127,434,042.

Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$8,012,855	$6,369,421
Equity securities available for sale	440,436	413,263
Equity securities trading account	496,613	280,340
Investments in affiliates	296,952	240,865

Total investments	9,246,856	7,303,889
Cash and cash equivalents	979,272	932,079
Premiums and fees receivable	1,071,400	1,032,624
Due from reinsurers	942,564	851,019
Accrued investment income	86,347	69,575
Prepaid reinsurance premiums	194,645	191,381
Deferred policy acquisition costs	469,714	442,484
Real estate, furniture and equipment	172,023	162,941
Deferred Federal and foreign income taxes	140,436	90,810
Goodwill	65,759	59,021
Trading account receivable from brokers and clearing organizations	170,670	186,479
Other assets	131,837	128,731

Total assets	$13,671,523	$11,451,033

Liabilities and Stockholders’ Equity Liabilities:
Reserves for losses and loss expenses	$6,473,830	$5,449,611
Unearned premiums	2,255,317	2,064,519
Due to reinsurers	118,384	119,901
Trading account securities sold but not yet purchased	188,089	70,667
Policyholders’ account balances	75,917	65,982
Other liabilities	545,978	498,114
Due to broker	150,417	9,836
Junior subordinated debentures	450,301	208,286
Senior notes and other debt	967,449	808,264

Total liabilities	11,225,682	9,295,180

Minority interest	21,023	46,151

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 300,000,000 shares, issued and outstanding, net of treasury shares, 127,422,615 and 126,409,313 shares	31,351	31,351
Additional paid-in capital	833,126	820,913
Retained earnings	1,712,903	1,354,489
Accumulated other comprehensive income	48,051	112,055
Treasury stock, at cost, 29,325,653 and 30,344,078 shares	(200,613)	(209,106)

Total stockholders’ equity	2,424,818	2,109,702

Total liabilities and stockholders’ equity	$13,671,523	$11,451,033

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net premiums written	$1,131,128	$1,058,580	$3,454,307	$3,161,459
Change in unearned premiums	44	(24,500)	(191,287)	(171,464)

Premiums earned	1,131,172	1,034,080	3,263,020	2,989,995
Net investment income	107,502	71,722	290,682	209,009
Service fees	25,064	28,020	84,025	83,966
Realized investment gains, net	8,120	4,792	13,885	44,559
Other income	319	922	1,337	1,466

Total revenues	1,272,177	1,139,536	3,652,949	3,328,995

Expenses:
Losses and loss expenses	742,242	674,534	2,058,714	1,901,617
Other operating expenses	338,962	309,392	1,000,367	911,646
Interest expense	23,632	16,707	60,974	48,232

Total expenses	1,104,836	1,000,633	3,120,055	2,861,495

Income before income taxes and minority interest	167,341	138,903	532,894	467,500

Income tax expense	(44,540)	(40,645)	(153,364)	(142,837)
Minority interest	(283)	(1,186)	(2,062)	(1,952)

Income before change in accounting principle	122,518	97,072	377,468	322,711
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(727)

Net income	$122,518	$97,072	$377,468	$321,984

Weighted average shares outstanding
Basic	127,196	126,118	126,413	125,825
Diluted	133,753	132,261	132,791	132,559

Earnings per share:
Basic:
Income before change in accounting principle	$.96	$.77	$2.99	$2.57
Cumulative effect of change in accounting Principle, net of taxes	—	—	—	(.01)

Net income	$.96	$.77	$2.99	$2.56

Diluted:
Income before change in accounting principle	$.92	$.73	$2.84	$2.44
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(.01)

Net income	$.92	$.73	$2.84	$2.43

See accompanying notes to interim consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2005	2004
	(Unaudited)
Common Stock:
Beginning and end of period	$31,351	$31,351

Additional paid in capital:
Beginning of period	$820,913	$809,938
Stock options exercised	1,201	1,306
Tax benefit related to stock options exercised	4,731	4,350
Restricted stock units earned	5,955	5,152
Stock options earned	101	122
Stock issued to directors	225	45

End of period	$833,126	$820,913

Retained earnings:
Beginning of period	$1,354,489	$939,911
Net income	377,468	438,105
Dividends to stockholders	(19,054)	(23,527)

End of period	$1,712,903	$1,354,489

Accumulated other comprehensive income:
Unrealized investment gains:
Beginning of period	$109,699	$120,807
Net change in period	(50,133)	(11,108)

End of period	59,566	109,699

Currency translation adjustments:
Beginning of period	$2,356	$(830)
Net change in period	(13,871)	3,186

End of period	(11,515)	2,356

Total accumulated other comprehensive income	$48,051	$112,055

Treasury Stock:
Beginning of period	$(209,106)	$(218,615)
Stock options exercised	9,049	9,823
Stock issued to directors	80	23
Common stock purchased	(636)	(337)

End of period	$(200,613)	$(209,106)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months
	Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows provided by operating activities:
Net income before change in accounting principle	$377,468	$322,711
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment gains	(13,885)	(44,559)
Depreciation and amortization	40,248	35,136
Minority interest	2,062	1,952
Equity in undistributed earnings of affiliates	(20,707)	(14,361)
Stock incentive plans	6,361	3,388
Change in:
Equity securities trading account	(213,413)	(68,769)
Premiums and fees receivable	(38,776)	(57,784)
Due from reinsurers	(91,545)	(68,973)
Accrued investment income	(16,772)	(9,840)
Prepaid reinsurance premiums	(3,264)	(9,315)
Deferred policy acquisition cost	(27,230)	(35,952)
Deferred income taxes	(20,610)	(36,973)
Trading account receivable from brokers and clearing organizations	15,809	(60,679)
Other assets	(3,557)	(44,543)
Reserves for losses and loss expenses	1,024,219	971,038
Unearned premiums	190,798	180,991
Due to reinsurers	(1,517)	(559)
Trading account securities sold but not yet purchased	117,422	52,422
Policyholders’ account balances	(315)	(1,532)
Other liabilities	32,279	19,374

Net cash flows provided by operating activities	1,355,075	1,133,173

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,120,906	1,213,020
Equity securities	175,734	76,098
Maturities and prepayments of fixed maturities securities	1,036,143	398,125
Investment in affiliates	11,799	8,234
Cost of purchases, excluding trading account:
Fixed maturity securities	(3,878,128)	(3,074,129)
Equity securities	(216,929)	(189,575)
Investment in affiliates	(50,618)	(90,761)
Change in balances due to/from security brokers	140,581	27,266
Net additions to real estate, furniture and equipment	(27,996)	(29,225)
Cost of minority interest acquired	(33,400)	1,112

Net cash flows used in investing activities	(1,721,908)	(1,659,835)

Cash flows provided by financing activities:
Net proceeds from issuance of junior subordinated debentures	241,665	—
Net proceeds from issuance of senior notes	198,141	147,817
Receipts credited to policyholders’ account balances	10,934	10,506
Return of policyholders’ account balances	(684)	(180)
Bank deposits received	9,175	25,312
Advances from (repayments to) federal home loan bank	4,775	(16,710)
Net proceeds from stock options exercised	10,250	8,829
Repayment of senior notes	(40,000)	—
Cash dividends	(12,687)	(17,630)
Common stock purchased	(636)	(337)
Other, net	(6,907)	(13,285)

Net cash flows provided by financing activities	414,026	144,322

Net decrease in cash and cash equivalents	47,193	(382,340)
Cash and cash equivalents at beginning of year	$932,079	$1,431,466

Cash and cash equivalents at end of period	$979,272	$1,049,126

Supplemental disclosure of cash flow information:
Interest paid	$55,179	$46,994

Federal income taxes paid	$150,285	$198,507

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (unaudited)
1. GENERAL
     The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Reclassifications have been made in the 2004 financial statements to conform them to the presentation of the 2005 financial statements.
     The income tax provision has been computed based on the Company’s estimated annual effective tax rate, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
     The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Per share amounts have been adjusted to reflect the 3-for-2 common stock split effected April 8, 2005.
     In the opinion of management, the financial information reflects all adjustments that are necessary for a fair presentation of financial position and results of operations for the interim periods. Seasonal weather variations and natural and man-made catastrophes can have a significant impact on the results of any one or more reporting periods.
2. COMPREHENSIVE INCOME
     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$122,518	$97,072	$377,468	$321,984

Other comprehensive income:
Change in unrealized foreign exchange gains (losses)	(3,600)	26	(13,871)	(9,519)
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	(52,654)	71,183	(41,260)	15,688
Reclassification adjustment for realized (gains) included in net income, net of taxes	(5,197)	(3,147)	(8,873)	(28,895)

Other comprehensive income (loss)	(61,451)	68,062	(64,004)	(22,726)

Comprehensive income	$61,067	$165,134	$313,464	$299,258

3. STOCK-BASED COMPENSATION
     The Company adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” effective as of January 1, 2003. Under the prospective method of adoption selected by the Company, the fair value recognition provisions of FASB 148 are applied to all employee awards granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$122,518	$97,072	$377,468	$321,984

Add: Stock-based compensation expense included in reported net income, net of tax	21	27	65	80

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(499)	(986)	(1,499)	(2,972)

Pro forma net income	$122,040	$96,113	$376,034	$319,092

Earnings per share:
Basic — as reported	$.96	$.77	$2.99	$2.56
Basic — pro forma	$.96	$.76	$2.97	$2.54

Diluted — as reported	$.92	$.73	$2.84	$2.43
Diluted — pro forma	$.91	$.73	$2.83	$2.41
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

4. INVESTMENTS
     The amortized cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
September 30, 2005	Cost	Value	Value
Fixed maturity:
Held to maturity	$186,972	$202,450	$186,972
Available for sale	7,772,350	7,825,883	7,825,883

Total	$7,959,322	$8,028,333	$8,012,855

Equity securities available for sale	$405,853	$440,436	$440,436

Trading Account:
Equity securities	$492,056	$496,613	$496,613
Receivable from broker	170,670	170,670	170,670
Securities sold but not yet purchased	(186,433)	(188,089)	(188,089)

Total trading account	$476,293	$479,194	$479,194

December 31, 2004
Fixed maturity:
Held to maturity	$191,081	$208,731	$191,081
Available for sale	6,053,512	6,178,340	6,178,340

Total	$6,244,593	$6,387,071	$6,369,421

Equity securities available for sale	$365,604	$413,263	$413,263

Trading Account:
Equity securities	$274,506	$280,340	$280,340
Receivable from broker	186,479	186,479	186,479
Securities sold but not yet purchased	(66,658)	(70,667)	(70,667)

Total trading account	$394,327	$396,152	$396,152

Securities in an Unrealized Loss Position. The following table summarizes, for all securities in an unrealized loss position at September 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

			Gross
	Number of		unrealized
	securities	Fair value	loss
September 30, 2005
Fixed maturities:
0- 6 months	148	$1,705,508	$13,215
7- 12 months	126	1,790,190	19,668
Over 12 months	96	659,183	15,910

Total	370	$4,154,881	$48,793

Equity securities available for sale:
0- 6 months	15	$42,159	$1,084
7- 12 months	12	77,256	1,404
Over 12 months	4	17,695	563

Total	31	$137,110	$3,051

4. INVESTMENTS — CONTINUED

			Gross
	Number of		unrealized
December 31, 2004	securities	Fair value	loss
Fixed maturities:
0- 6 months	109	$1,005,675	$4,932
7- 12 months	101	798,721	9,190
Over 12 months	65	189,239	4,245

Total	275	$1,993,635	$18,367

Equity securities available for sale:
0- 6 months	4	$1,448	$82
7- 12 months	2	26,319	667
Over 12 months	4	1,746	12

Total	10	$29,513	$761

5. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers as of September 30, 2005 and December 31, 2004 are net of reserves for uncollectible reinsurance of $2,507,000 and $2,457,000, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Ceded premiums earned	$124,978	$116,783	$374,195	$351,172
Ceded losses incurred	$149,559	$78,099	$307,269	$243,544
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

6. INDUSTRY SEGMENTS (continued)
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

	Revenues
	Earned	Investment			Net
(dollars in thousands)	Premiums	Income	Other	Total	Income
For the three months ended September 30, 2005:
Specialty	$435,716	$35,701	$—	$471,417	$62,187
Regional	298,250	15,281	—	313,531	34,033
Alternative Markets	159,760	21,831	25,064	206,655	40,610
Reinsurance	215,982	26,867	—	242,849	135
International	21,464	3,634		25,098	3,225
Corporate and eliminations	—	4,188	319	4,507	(22,869)
Realized gains	—	—	8,120	8,120	5,197

Consolidated	$1,131,172	$107,502	$33,503	$1,272,177	$122,518

For the three months ended September 30, 2004:
Specialty	$377,046	$25,578	$—	$402,624	$50,610
Regional	274,520	10,926	—	285,446	28,067
Alternative Markets	149,166	14,476	28,020	191,662	21,816
Reinsurance	215,728	18,826	—	234,554	10,536
International	17,620	2,145	42	19,807	809
Corporate and eliminations	—	(229)	880	651	(17,913)
Realized gains	—	—	4,792	4,792	3,147

Consolidated	$1,034,080	$71,722	$33,734	$1,139,536	$97,072

	Revenues
	Earned	Investment				Net
	Premiums	Income	Other		Total	Income
(dollars in thousands)
For the nine months ended September 30, 2005:
Specialty	$1,239,688	$99,780	$		$1,339,468	$176,922
Regional	870,586	41,875			912,461	107,200
Alternative Markets	464,668	58,763		84,025	607,456	105,710
Reinsurance	627,566	72,496			700,062	38,916
International	60,512	10,005		52	70,569	4,802
Corporate and eliminations	—	7,763		1,285	9,048	(64,955)
Realized gains	—	—		13,885	13,885	8,873

Consolidated	$3,263,020	$290,682		$99,247	$3,652,949	$377,468

For the nine months ended September 30, 2004:
Specialty	$1,077,335	$74,285		$—	$1,151,620	$146,206
Regional	786,487	32,416		—	818,903	84,187
Alternative Markets	424,941	41,752		83,966	550,659	66,338
Reinsurance	648,243	56,238		—	704,481	47,524
International	52,989	5,430		167	58,586	793
Corporate and eliminations	—	(1,112)		1,299	187	(51,232)
Realized gains	—	—		44,559	44,559	28,895
Change in accounting	—	—		—	—	(727)

Consolidated	$2,989,995	$209,009		$129,991	$3,328,995	$321,984

6. INDUSTRY SEGMENTS (continued)
     Identifiable assets by segment are as follows (dollars in thousands):

	September 30,	December 31,
	2005	2004
Specialty	$4,711,792	$3,930,054
Regional	2,574,858	2,360,149
Alternative Markets	2,175,962	1,864,544
Reinsurance	4,577,271	3,922,023
International	231,254	196,355
Corporate, other and eliminations	(599,614)	(822,092)

Consolidated	$13,671,523	$11,451,033

     Net premiums earned by major line of business are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Premises and operations	$173,510	$153,755	$485,942	$439,183
Professional liability	71,179	70,390	218,468	202,016
Automobile	60,295	58,056	179,904	162,722
Products liability	65,853	43,329	179,561	120,226
Property	29,680	30,281	88,468	89,547
Other	35,199	21,235	87,345	63,641

Specialty	435,716	377,046	1,239,688	1,077,335

Commercial multiple peril	117,938	110,514	349,522	316,884
Automobile	87,053	79,936	252,714	228,975
Workers’ compensation	60,069	55,295	174,912	158,216
Other	33,190	28,775	93,438	82,412

Regional	298,250	274,520	870,586	786,487

Workers’ compensation	79,368	73,279	231,269	206,071
Excess workers’ compensation	69,153	64,737	199,970	186,137
Other	11,239	11,150	33,429	32,733

Alternative Markets	159,760	149,166	464,668	424,941

Property	42,444	39,807	111,483	129,205
Casualty	173,538	175,921	516,083	519,038

Reinsurance	215,982	215,728	627,566	648,243

International	21,464	17,620	60,512	52,989

Total	$1,131,172	$1,034,080	$3,263,020	$2,989,995

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
8. DEBT
     On July 26, 2005, the Company issued $250 million aggregate principal amount of 6.75% Junior Subordinated Debentures due July 26, 2045 (the “Junior Subordinated Debentures”) to W. R. Berkley Capital Trust II (the “Trust”). The Trust simultaneously issued an equal amount of 6.75% mandatorily redeemable preferred securities (“Trust Preferred Securities”), which are fully and unconditionally guaranteed by the Company to the extent the Trust has funds available for repayment of distributions. The Trust Preferred Securities are subject to mandatory redemption in a like amount (i) in whole but not in part upon repayment of the Junior Subordinated Debentures at maturity, (ii) in whole but not in part, at any time contemporaneously with the optional prepayment of the Junior Subordinated Debentures by the Company upon the occurrence and continuation of certain events and (iii) in whole or in part, on or after July 26, 2010, contemporaneously with the optional prepayment by the Company of the Junior Subordinated Debentures.
9. ACQUISITIONS
     On June 30, 2005, the Company purchased all of the minority interest in its subsidiary, Berkley International, LLC from a subsidiary of The Northwestern Mutual Life Insurance Company. The purchase price was $28 million, of which approximately $7 million represents goodwill.

SAFE HARBOR STATEMENT
     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2005 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the increased level of our retention, natural and man-made catastrophic losses, including Hurricanes Katrina and Rita and as a result of terrorist activities, the impact of competition, the impact of competition, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under The Terrorism Risk Insurance Act of 2002 (“TRIA”) and the scheduled expiration of TRIA on December 31, 2005, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed income securities and investments in equity securities, including merger arbitrage investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to successfully acquire and integrate companies and invest in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2005 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     W. R. Berkley Corporation is an insurance holding company that provides, through its subsidiaries, commercial property casualty insurance products and services. The Company’s principal focus is casualty business. The Company’s primary sources of revenues and earnings are insurance premiums and investment income. Our company primarily operates in five segments of the property casualty insurance business: specialty insurance, regional property casualty insurance, alternative markets, reinsurance and international.
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
     Our net reserves for losses and loss expenses of $5.6 billion as of September 30, 2005 relate to multiple accident years. Therefore, a change in frequency or severity for more than one accident year would be higher or lower than the amounts reflected above.
     Approximately $1.5 billion, or 28%, of the Company’s net loss reserves relate to its assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Specialty	$2,041,387	$1,637,204
Regional	891,465	760,440
Alternative Markets	1,111,881	944,546
Reinsurance	1,548,697	1,350,531
International	34,413	30,121

Net reserves for losses and loss expenses	5,627,843	4,722,842
Ceded reserves for losses and loss expenses	845,987	726,769

Gross reserves for losses and loss expenses	$6,473,830	$5,449,611

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	Reported Case	Incurred but
	Reserves	not Reported	Total
September 30, 2005:
General liability	$658,393	$1,297,789	$1,956,182
Workers’ compensation	600,540	766,015	1,366,555
Automobile	316,722	149,139	465,861
Other	112,901	177,647	290,548

Total primary	1,688,556	2,390,590	4,079,146
Reinsurance	666,197	882,500	1,548,697

Total	$2,354,753	$3,273,090	$5,627,843

December 31, 2004:
General liability	$538,042	$1,025,677	$1,563,719
Workers’ compensation	556,250	605,906	1,162,156
Automobile	231,435	144,009	375,444
Other	112,481	158,511	270,992

Total primary	1,438,208	1,934,103	3,372,311
Reinsurance	574,752	775,779	1,350,531

Total	$2,012,960	$2,709,882	$4,722,842

     For the nine months ended September 30, 2005, the Company reported losses and loss expenses of $2.1 billion, of which $149 million represented an increase in estimates for claims occurring in prior years. The increases in estimates for claims occurring in prior years were $76 million for primary business ($67 million for specialty, $13 million for regional and $5 million for international, offset by a decrease of $9 million for the alternative markets segment) and $73 million for assumed reinsurance. For both primary and reinsurance business, increases in estimates for earlier accident years were partially offset by decreases in estimates for accident year 2004.
     Case reserves, net of reinsurance, for primary business increased 17% to $1.7 billion at September 30, 2005 from $1.4 billion at December 31, 2004 as a result of a 3% increase in the number of outstanding claims and a 14% increase in the average case reserve per claim. Reserves for incurred but not reported losses, net of reinsurance, for primary business increased 24% to $2.4 billion at September 30, 2005 from $1.9 billion at December 31, 2004. The increase in prior year reserves for direct business of $76 million was primarily related to increased estimates for general liability and commercial automobile business, which were partially offset by decreased estimates for property lines. The increases in prior year reserves reflects upward adjustments in loss ratios for prior accident years to recognize that claim costs, including legal expenses and medical costs, for certain classes of business are emerging over a longer period of time and at a higher level than expected.
     Case reserves for reinsurance business increased 16% to $666 million at September 30, 2005 from $575 million at December 31, 2004. Reserves for incurred but not reported losses for reinsurance business increased 14% to $883 million at September 30, 2005 from $776 million at December 31, 2004. The increase in prior year reserves for reinsurance business was primarily a result of higher than expected claims reported by ceding companies. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as additional information becomes available. As certain reinsurance contracts have matured, the Company has adjusted its estimates of ultimate losses to reflect a higher level of known losses as well as a pattern of delayed loss reporting by some ceding companies. Most of the increase in prior year reserves for reinsurance relates to business written from 1998 through 2001.
     Assumed Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $117 million and $136 million at September 30, 2005 and December 31, 2004, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.

Results of Operations For the Nine Months Ended September 30, 2005 and 2004
     Following is a summary of net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	Nine months ended September 30,
(Dollars in thousands)	2005	2004
Specialty
Gross premiums written	$1,409,763	$1,194,122
Net premiums written	1,335,737	1,124,666
Premiums earned	1,239,688	1,077,335
Loss ratio	62.8%	61.9%
Expense ratio	24.8%	25.2%
Combined ratio	87.6%	87.1%
Regional
Gross premiums written	$1,061,654	$988,657
Net premiums written	910,169	855,032
Premiums earned	870,586	786,487
Loss ratio	56.2%	57.2%
Expense ratio	30.5%	31.0%
Combined ratio	86.7%	88.2%
Alternative Markets
Gross premiums written	$586,885	$557,431
Net premiums written	504,740	484,853
Premiums earned	464,668	424,941
Loss ratio	62.2%	70.4%
Expense ratio	21.1%	21.4%
Combined ratio	83.3%	91.8%
Reinsurance
Gross premiums written	$706,031	$721,058
Net premiums written	642,073	642,388
Premiums earned	627,566	648,243
Loss ratio	74.4%	70.6%
Expense ratio	29.8%	28.0%
Combined ratio	104.2%	98.6%
International (1)
Gross premiums written	$67,683	$59,867
Net premiums written	61,588	54,520
Premiums earned	60,512	52,989
Loss ratio	57.9%	53.1%
Expense ratio	35.4%	35.5%
Combined ratio	93.3%	88.6%
Consolidated
Gross premiums written	$3,832,016	$3,521,135
Net premiums written	3,454,307	3,161,459
Premiums earned	3,263,020	2,989,995
Loss ratio	63.1%	63.6%
Expense ratio	27.1%	27.1%
Combined ratio	90.2%	90.7%

(1)	The ratios for international do not include Philippine life operations.

     The following table presents the Company’s net income and net income per share for the nine months ended September 30, 2005 and 2004 (amounts in thousands, except per share data):

	2005	2004
Net income	$377,468	$321,984
Weighted average diluted shares	132,791	132,559
Net income per diluted share	$2.84	$2.43
          The increase in net income in 2005 compared with 2004 reflects higher investment income and higher profits from underwriting activity. The increase in investment income is the result of a 29% increase in average invested assets arising primarily from cash flow provided by operating and financing activity. The improvement in underwriting results is attributable to a 9% increase in earned premiums and a 0.5 percentage point decrease in the loss ratio (losses and loss expenses incurred expressed as percentage of earned premiums). Loss and loss expenses attributable to hurricanes were $50 million in 2005 compared with $32 million in 2004.
     Gross Premiums Written. Gross premiums written were $3.8 billion in 2005, up 9% from 2004. Although prices generally increased during 2004, the Company is experiencing an increased level of price competition in 2005. Price levels for renewal business fell approximately 1% in the first nine months of 2005, as compared with the prior year period.
     Gross premiums for the regional and alternative markets segments include premiums written on behalf of assigned risk plans managed by the Company. The assigned risk premiums are fully reinsured by the respective state-sponsored assigned risk plans.
     A summary of gross premiums written in 2005 compared with 2004 by business segment follows:
•	Specialty gross premiums increased by 18% to $1.4 billion in 2005 from $1.2 billion in 2004. Gross premiums during 2005 include approximately $127 million in 2005 from Berkley Specialty Underwriting Managers LLC, which began operations in July 2004, as compared to $22 million in 2004. The number of specialty policies issued in 2005 increased 19%, and the average premium per policy decreased 1%. Average prices for renewal policies, adjusted for changes in exposure, decreased 1%. Gross premiums written increased 31% for premises and operations, 6% for automobile, 27% for products liability and 3% for property lines. Gross premiums written decreased 3% for professional liability lines.

•	Regional gross premiums increased by 7% to $1,062 million in 2005 from $989 million in 2004. The number of policies issued in 2005 decreased 7%, and the average premium per policy increased 14%. Average prices for renewal policies, adjusted for changes in exposure, decreased 1%. Gross premiums written increased by 5% for commercial multiple peril, 6% for automobile and 7% for workers’ compensation. Gross premiums include assigned risk premiums of $94 million in 2005 and $75 million in 2004.

•	Alternative markets gross premiums increased by 5% to $587 million in 2005 from $557 million in 2004. The number of policies issued in 2005 increased 1%, and the average premium per policy increased 3%. Average prices for renewal policies, adjusted for changes in exposure, decreased 2%. Gross premiums written increased by 7% for excess workers’ compensation and 4% for primary workers’ compensation. Gross premiums include assigned risk premiums of $65 million in 2005 and $56 million in 2004.

•	Reinsurance gross premiums decreased by 2% to $706 million in 2005 from $721 million in 2004. The decrease in business written includes a decline of $54 million as a result of the discontinuance of a facultative relationship with a particular ceding company and a decrease of $22 million in reinsurance written through Lloyd’s. The decrease was partially offset by new business production, including an increase of $50 million in program business. Casualty gross premiums written decreased 3% to $562 million and property gross premiums written were unchanged at $144 million.

•	International gross premiums increased by 13% to $68 million in 2005 from $60 million in 2004.
          Net Premiums Earned. Net premiums earned increased 9% to $3,263 million from $2,990 million in 2004. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005.
          Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Amount		Average Yield
	2005	2004	2005	2004
Fixed maturity securities, including cash	$238,212	$173,872	4.1%	3.8%
Arbitrage trading account	15,925	7,671	4.8%	2.8%
Other equity securities and investments in affiliates	39,524	30,118	7.9%	7.7%
Other expense	(410)	(106)

Gross investment income	293,251	211,555	4.4%	4.1%
Investment expenses	(2,569)	(2,546)

Total	$290,682	$209,009

          Net investment income increased 39% to $291 million in 2005 from $209 million in 2004. Average invested assets (including cash and cash equivalents) increased 29% to $8.9 billion in 2005 compared with $6.9 billion in 2004. The increase was a result of cash flow from operations and the net proceeds from borrowings during 2004 and 2005. The average annualized gross yield on investments was 4.4% in 2005 compared with 4.1% in 2004.
          Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $84 million in 2005 and 2004.
          Realized Investment Gains. Realized investment gains result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment gains were $14 million in 2005, compared to $45 million in 2004. In 2005, realized gains were attributable primarily to the sale of equity securities. In 2004, realized gains resulted primarily from the sale of fixed income securities in order to decrease the duration of the portfolio and to increase the portion of the portfolio invested in municipal securities.
          Losses and Loss Expenses. Losses and loss expenses increased 8% to $2.1 billion in 2005 from $1.9 billion in 2004 primarily as a result of increased premium volume. The consolidated loss ratio decreased to 63.1% in 2005 from 63.6% in 2004 primarily as a result of a decrease in additions to prior year loss reserves ($149 million in 2005 compared with $200 million in 2004). Weather-related losses, including losses attributable to hurricanes Katrina and Rita, were $74 million in 2005 compared with $58 million in 2004. A summary of loss ratios in 2005 compared with 2004 by business segment follows:
•	Specialty’s loss ratio was 62.8% in 2005 compared with 61.9% in 2004 principally due to an increase in estimated losses for the commercial transportation business.

•	The regional loss ratio decreased to 56.2% in 2005 from 57.2% in 2004 primarily as a result of a decrease in prior year reserves. Weather-related losses were $30 million in 2005 compared with $28 million in 2004.

•	Alternative market’s loss ratio decreased to 62.2% from 70.4% primarily as a result of the Company’s reassessment of the favorable impact of workers’ compensation reforms in California.

•	The reinsurance loss ratio was 74.4% in 2005 compared with 70.6% in 2004 primarily as a result of higher weather-related losses ($38 million in 2005 compared with $27 million in 2004) and lower profits attributable to our participation at Lloyd’s.

•	The international loss ratio was 57.9% in 2005 compared with 53.1% in 2004.
          Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Underwriting expenses	$883,310	$809,606
Service company expenses	68,803	64,524
Other costs and expenses	48,254	37,516

Total	$1,000,367	$911,646

          Underwriting expenses increased 9% in 2005 compared with 2004 primarily as a result of higher premium volume. Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 27.1% in 2005 and in 2004.
          Service company expenses, which represent the costs associated with the alternative market’s fee-based business, increased 7% to $69 million.
          Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 29% to $48 million primarily as a result of higher compensation costs.
          Interest Expense. Interest expense increased 26% to $61 million as a result of the issuance of $150 million of 6.15% senior notes in August 2004, $200 million of 5.6% senior notes in May 2005 and $250 million of 6.75% junior subordinated debentures in July 2005.
          Income taxes. The effective income tax rate was 29% in 2005 and 31% in 2004. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Results of Operations For the Three Months Ended September 30, 2005 and 2004
     Following is a summary of net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	Three months ended
	September 30,
(Dollars in thousands)	2005	2004
Specialty
Gross premiums written	$469,432	$416,458
Net premiums written	444,881	389,997
Premiums earned	435,716	377,046
Loss ratio	63.4%	62.2%
Expense ratio	24.4%	24.9%
Combined ratio	87.8%	87.1%
Regional
Gross premiums written	$337,790	$320,640
Net premiums written	291,339	276,488
Premiums earned	298,250	274,520
Loss ratio	57.8%	57.8%
Expense ratio	30.7%	31.1%
Combined ratio	88.5%	88.9%
Alternative Markets
Gross premiums written	$178,280	$177,691
Net premiums written	164,015	159,886
Premiums earned	159,760	149,166
Loss ratio	58.3%	71.6%
Expense ratio	21.3%	22.0%
Combined ratio	79.6%	93.6%
Reinsurance
Gross premiums written	$230,143	$239,237
Net premiums written	209,296	214,005
Premiums earned	215,982	215,728
Loss ratio	87.2%	76.3%
Expense ratio	27.5%	26.2%
Combined ratio	114.7%	102.5%
International (1)
Gross premiums written	$23,469	$19,689
Net premiums written	21,597	18,204
Premiums earned	21,464	17,620
Loss ratio	57.4%	56.1%
Expense ratio	35.4%	35.0%
Combined ratio	92.8%	91.1%
Consolidated
Gross premiums written	$1,239,114	$1,173,715
Net premiums written	1,131,128	1,058,580
Premiums earned	1,131,172	1,034,080
Loss ratio	65.6%	65.2%
Expense ratio	26.5%	26.7%
Combined ratio	92.1%	91.9%

(1)	The ratios for international do not include Philippine life operations.

          The following table presents the Company’s net income and net income per share for the three months ended September 30, 2005 and 2004 (amounts in thousands, except per share data):

	2005	2004
Net income	$122,518	$97,072
Weighted average diluted shares	133,753	132,261
Net income per diluted share	$.92	$.73
The increase in net income in 2005 compared with 2004 reflects higher investment income and higher profits from underwriting activity. The increase in investment income is principally the result of a 29% increase in average invested assets arising primarily from cash flow provided by operating and financing activity. The improvement in underwriting results is attributable to a 9% increase in earned premiums and a 0.2 percentage point decrease in the expense ratio (underwriting expenses expressed as a percentage of premiums earned), which were partially offset by a 0.4 percentage point increase in the loss ratio (losses and loss expenses incurred expressed as percentage of earned premiums). Loss and loss expenses attributable to hurricanes were $50 million in 2005 compared with $32 million in 2004.
     Gross Premiums Written. Gross premiums written were $1.2 billion in 2005, up 6% from 2004. Although prices generally increased during 2004, the Company is experiencing an increased level of price competition in 2005. A summary of gross premiums written in 2005 compared with 2004 by business segment follows:
•	Specialty gross premiums increased by 13% to $469 million in 2005 from $416 million in 2004. Gross premiums written increased 33% for premises and operations and 6% for products liability. Gross premiums written decreased 18% for automobile and 2% for property lines, and were unchanged for professional liability.

•	Regional gross premiums increased by 5% to $338 million in 2005 from $321 million in 2004. Gross premiums written increased by 3% for commercial multiple peril, 6% for automobile and 6% for workers’ compensation and 25% for assigned risk plans.

•	Alternative markets gross premiums were $178 million in 2005 and 2004. Gross premiums written increased 7% for excess workers’ compensation and 3% for primary workers’ compensation. Gross premiums written decreased 41% for assigned risk plans.

•	Reinsurance gross premiums decreased by 4% to $230 million in 2005 from $239 million in 2004. Casualty gross premiums written decreased 4% to $182 million and property gross premiums written decreased 1% to $48 million.

•	International gross premiums increased by 19% to $23 million in 2005 from $20 million in 2004.
          Net Premiums Earned. Net premiums earned increased 9% to $1.1 billion from $1.0 billion in 2004. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005.

     Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Amount		Average Yield
	2005	2004	2005	2004
Fixed maturity securities, including cash	$87,807	$60,130	4.2%	3.7%
Arbitrage trading account	7,883	1,332	6.6%	1.4%
Other equity securities and investments in affiliates	12,448	11,433	7.5%	7.5%
Other income (expense)	(308)	(2)

Gross investment income	107,830	72,893	4.5%	3.9%
Investment expenses	(328)	(1,171)

Total	$107,502	$71,722

          Net investment income increased 50% to $108 million in 2005 from $72 million in 2004. Average invested assets (including cash and cash equivalents) increased 29% to $9.5 billion in 2005 compared with $7.4 billion in 2004. The increase was a result of cash flow from operations and the net proceeds from borrowings during 2004 and 2005. The average annualized gross yield on investments was 4.5% in 2005 compared with 3.9% in 2004.
     Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees decreased 11% in 2005 compared with 2004 primarily as a result of a decrease in service fees for managing assigned risk plans.
     Realized Investment Gains, net. Realized investment gains result from sales of securities and from provisions for other than temporary impairment in securities. Realized investment gains were $8 million in 2005, compared to $5 million in 2004.
     Losses and Loss Expenses. Losses and loss expenses increased 10% to $742 million in 2005 from $675 million in 2004 primarily as a result of increased premium volume. The consolidated loss ratio increased to 65.6% in 2005 from 65.2% in 2004. Losses attributable to hurricanes in the third quarters of 2005 and 2004 were $50 million and $32 million, respectively (net of reinsurance recoveries and after reinstatement premiums). Total weather-related losses in the third quarter of 2005 were $56 million, including losses of $35 million for reinsurance, $16 million for regional and $5 million for specialty. Total weather-related losses in the third quarter of 2004 were $40 million, including losses of $27 million for reinsurance, $9 million for regional, $3 million for specialty and $1 million for alternative markets. A summary of loss ratios in 2005 compared with 2004 by business segment follows:
•	Specialty’s loss ratio was 63.4% in 2005 compared with 62.2% in 2004 principally due to an increase in estimated losses for the commercial transportation business.

•	The regional loss ratio was 57.8% in 2005 and 2004 as increased pricing levels were offset by higher weather-related losses ($16 million in 2005 compared with $9 million in 2004).

•	Alternative market’s loss ratio decreased to 58.3% from 71.6% primarily as a result of the Company’s reassessment of the favorable impact of workers’ compensation reforms in California.

•	The reinsurance loss ratio was 87.2% in 2005 compared with 76.3% in 2004 as a result of an increase in weather-related losses ($35 million in 2005 as compared to $27 million in 2004) and lower profits attributable to our participation at Lloyd’s.

•	The international loss ratio was 57.4% in 2005 compared with 56.1% in 2004.
     Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Underwriting expenses	$300,021	$275,888
Service company expenses	21,049	20,555
Other costs and expenses	17,892	12,949

Total	$338,962	$309,392

          Underwriting expenses increased 9% in 2005 compared with 2004 primarily as a result of higher premium volume. Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio was 26.5% in 2005 compared with 26.7% in 2004.
          Service company expenses, which represent the costs associated with the alternative market segment’s fee-based business, increased 2% to $21 million.
          Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 38% to $18 million primarily as a result of higher compensation costs.
          Interest Expense. Interest expense increased 41% to $24 million as a result of the issuance of $150 million of 6.15% senior notes in August 2004, $200 million of 5.6% senior notes in May 2005 and $250 million of 6.75% junior subordinated debentures in July 2005.
          Income taxes. The effective income tax rate was 27% in 2005 and 29% in 2004. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
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

          The carrying value of the Company’s investment portfolio and investment-related assets as of September 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	September 30,	December 31,
	2005	2004
Fixed maturity securities	$8,012,855	$6,369,421
Equity securities available for sale	440,436	413,263
Equity securities trading account	496,613	280,340
Investments in affiliates	296,952	240,865

Total investments	9,246,856	7,303,889

Cash and cash equivalents	979,272	932,079
Trading account receivable from brokers and clearing organization	170,670	186,479
Trading account securities sold but not yet purchased	(188,089)	(70,667)
Unsettled purchases	(150,417)	(9,836)

Total	$10,058,292	$8,341,944

          Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At September 30, 2005 (as compared to December 31, 2004), the fixed maturities portfolio mix was as follows: U.S. Government securities were 15% (15% in 2004); state and municipal securities were 55% (54% in 2004); corporate securities were 10% (10% in 2004); mortgage-backed securities were 18% (18% in 2004); and foreign bonds were 2% in 2005 (3% in 2004).
          The Company’s philosophy related to holding or selling fixed maturity securities is based on its objective of maximizing total return. The key factors that management considers in its investment decisions as to whether to hold or sell fixed maturity securities are its expectations regarding interest rates, credit spreads and currency values. In a period in which management expects interest rates to rise, the Company may sell longer duration securities in order to mitigate the impact of an interest rate rise on the market value of the portfolio. Similarly, in a period in which management expects credit spreads to widen, the Company may sell lower quality securities, and in a period in which management expects certain foreign currencies to decline in value, the Company may sell securities denominated in those foreign currencies. The sale of fixed maturity securities in order to achieve the objective of maximizing total return may result in realized gains; however, there is no reason to expect these gains to continue in future periods. During 2004, management’s decisions to sell fixed maturity securities were based primarily on its belief that interest rates were likely to rise and to a lesser extent on its expectations regarding credit spreads and currency values.
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
          Investments in Affiliates. At September 30, 2005 (as compared to December 31, 2004), investments in affiliates were as follows: equity in Kiln plc was $57 million ($51 million in 2004); real estate funds were $155 million ($132 million in 2004); fixed income relative value funds were $51 million ($41 million in 2004); and other investments were $34 million ($17 million in 2004).
          The Company’s investments in affiliates are reported under the equity method of accounting. The Company’s share of the earnings of certain affiliates, including Kiln plc, are reported on a one-quarter lag in order to facilitate the timely completion of the Company’s financial statements. The Company’s share of Kiln plc’s losses from the hurricanes in August and September of 2005 will be reflected in the Company’s results in the fourth quarter of 2005.
          Securities in an Unrealized Loss Position. The following table summarizes, for all securities in an unrealized loss position at September 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

			Gross
	Number of		unrealized
	securities	Fair value	loss
September 30, 2005
Fixed maturities:
0- 6 months	148	$1,705,508	$13,215
7- 12 months	126	1,790,190	19,668
Over 12 months	96	659,183	15,910

Total	370	$4,154,881	$48,793

Equity securities available for sale:
0- 6 months	15	$42,159	$1,084
7- 12 months	12	77,256	1,404
Over 12 months	4	17,695	563

Total	31	$137,110	$3,051

December 31, 2004

Fixed maturities:
0- 6 months	109	$1,005,675	$4,932
7- 12 months	101	798,721	9,190
Over 12 months	65	189,239	4,245

Total	275	$1,993,635	$18,367

Equity securities available for sale:
0- 6 months	4	$1,448	$82
7- 12 months	2	26,319	667
Over 12 months	4	1,746	12

Total	10	$29,513	$761

     At September 30, 2005, gross unrealized gains were $161 million, or 2% of total investments, and gross unrealized losses were $52 million, or one half of one percent of total investments. There were 238 securities, with an aggregate fair value of $2.5 billion and an aggregate unrealized loss of $38 million, that have been continuously in an unrealized loss position for more than six months. The decline in market value for these securities is primarily due to an increase in market interest rates. Management regularly reviews its investment portfolio to determine whether a decline in value as a result of deterioration in the financial position or future prospects of the issuer is considered to be other than temporary. A decline is value is considered to be other than temporary where there has been a sustained reduction in market value and there are no mitigating circumstances. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income.
Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities was $1.4 billion in 2005 and $1.1 billion in 2004. The increase in operating cash flow in 2005 was primarily due to a higher level of cash flow from investment income and underwriting activities (premium collections less paid losses and underwriting expenses) and to a decrease in payments for federal income taxes.
     Financing Activity. At September 30, 2005, the Company’s had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,418 million and a face amount of $1,437 million. The maturities of the outstanding debt are $100 million in 2006, $89 million in 2008, $150 million in 2010, $200 million in 2013, $200 million in 2015, $150 million in 2019, $76 million in 2022, $12 million in 2023 and $460 million in 2045 (of which $210 million is prepayable in 2006 and $250 million is prepayable in 2010).
     On July 26, 2005, the Company issued $250 million aggregate principal amount of 6.75% Junior Subordinated Debentures due July 26, 2045 (the “Junior Subordinated Debentures”) to W. R. Berkley Capital Trust II (the “Trust”). The Trust simultaneously issued an equal amount of 6.75% mandatorily redeemable preferred securities (“Trust Preferred Securities”), which are fully and unconditionally guaranteed by the Company to the extent the Trust has funds available for repayment of distributions. The Trust Preferred Securities are subject to mandatory redemption in a like amount (i) in whole but not in part upon repayment of the Junior Subordinated Debentures at maturity, (ii) in whole but not in part, at any time contemporaneously with the optional prepayment of the Junior Subordinated Debentures by the Company upon the occurrence and continuation of certain events and (iii) in whole or in part, on or after July 26, 2010, contemporaneously with the optional prepayment by the Company of the Junior Subordinated Debentures.
     At September 30, 2005, stockholders’ equity was $2,425 million and total capitalization (stockholders’ equity, senior notes and other debt and junior subordinated debentures) was $3,843 million. The percentage of the Company’s capital attributable to senior notes and other debt and junior subordinated debentures was 37% at September 30, 2005 and 33% at December 31, 2004.

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
     The duration of the investment portfolio increased to 3.7 years at September 30, 2005 from 3.2 years at December 31, 2004. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2004.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures . The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place, as of September 30, 2005, effective controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

				Maximum number of
	Total		Total number of shares	shares that may
	number of		purchased as part of	yet be purchased
	shares	Average price	publicly announced plans	under the plans
	purchased	paid per share	or programs	or programs (1)
July 2005	—	—	—	2,683,125

August 2005	12,628	$36.90	—	2,683,125

September 2005	—	—	—	2,683,125

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization that was approved by the Board of Directors on November 10, 1998.

Item 6. Exhibits

Number
(4.1)	Amended and Restated Trust Agreement of W. R. Berkley Capital Trust II, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) Filed with the Commission on August 2, 2005).

(4.2)	Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005 (Incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) Filed with the Commission on August 2, 2005).

(4.3)	Supplemental Indenture No. 1 to the Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005 relating to 6.750% Subordinated Debentures Due 2045 (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) Filed with the Commission on August 2, 2005).

(4.4)	Preferred Securities Guarantee Agreement between W. R. Berkley Corporation, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee, dated as of July 26, 2005, relating to W. R. Berkley Capital Trust II, (Incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) Filed with the Commission on August 2, 2005).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: November 3, 2005	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: November 3, 2005	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President, Chief Financial Officer and Treasurer