Form 10-K
period 2005-12-31
BERKLEY W R CORP
filed 2006-03-13
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-15202
W. R. BERKLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-1867895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

475 Steamboat Road, Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)

Registrant’s telephone number, including area code: (203) 629-3000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.20 per share	New York Stock Exchange

Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

6.75% Trust Originated Preferred Securities	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $4,019,214,097.
Number of shares of common stock, $.20 par value, outstanding as of March 1, 2006: 128,010,395.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s 2005 Annual Report to Stockholders for the year ended December 31, 2005 are incorporated herein by reference in Part II, and portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated herein by reference in Part III.

W. R. BERKLEY CORPORATION
ANNUAL REPORT ON FORM 10-K
December 31, 2005

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
          This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained herein including statements related to our outlook for the industry and for our performance for the year 2006 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:
•	the cyclical nature of the property casualty industry;

•	the long-tail and potentially volatile nature of the reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

•	the uncertain nature of damage theories and loss amounts;

•	the increased level of our retention;

•	natural and man-made catastrophic losses, including as a result of terrorist activities;

•	the impact of competition;

•	exposure as to coverage for terrorist acts and our retention under The Terrorism Risk Insurance Act of 2002, as amended (“TRIA”);

•	the availability of reinsurance;

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	investment risks, including those of our portfolio of fixed income securities and investments in equity securities, including merger arbitrage investments;

•	legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry;

•	exchange rate and political risks relating to our international operations;

•	changes in the ratings assigned to us by rating agencies;

•	availability of dividends from our insurance company subsidiaries;

•	our ability to successfully acquire and integrate companies and invest in new insurance ventures;

•	our ability to attract and retain qualified employees; and

•	other risks detailed from time to time in this Form 10-K and in our filings with the Securities and Exchange Commission.
     We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2006 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I
ITEM 1. BUSINESS
     W. R. Berkley Corporation, a Delaware corporation organized in 1970, is an insurance holding company that is among the largest commercial lines writers in the United States and operates in five segments of the property casualty insurance business:
•	Specialty lines of insurance, including excess and surplus lines, professional liability and commercial transportation

•	Regional commercial property casualty insurance

•	Alternative markets, including workers’ compensation and the management of self-insurance programs

•	Reinsurance, including treaty, facultative and Lloyd’s business

•	International
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
     Our specialty insurance and reinsurance operations are conducted nationwide. Regional insurance operations are conducted primarily in the Midwest, New England, Southern (excluding Florida) and Mid Atlantic regions of the United States. Alternative markets operations are conducted throughout the United States. International operations are conducted in Europe, South America and the Philippines.
     During 2005, the Company formed the following new operating companies in furtherance of its strategy to pursue specialized business:
•	Berkley Accident and Health, LLC, which will write accident and health insurance and reinsurance;

•	Berkley Aviation, LLC, which began operations in December 2005, will write general and specialty aviation insurance and participate on airline carrier risks;

•	Berkley Net Underwriters, LLC, which will use a web-based system to allow its producers to quote and bind insurance. Its initial focus will be on the workers’ compensation market; and

•	Berkley Regional Specialty Insurance Company, which will provide direct access to the excess and surplus lines market place to independent agents in our regional territories.

•	Watch Hill Fac Management, LLC, which will specialize in underwriting facultative reinsurance on behalf of the Company’s insurance subsidiaries, as well as for limited non-affiliated reinsurer participants.

     Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of the past five years were as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands)
Net premiums written:
Specialty	$1,827,865	$1,497,567	$1,258,273	$987,305	$572,255
Regional	1,196,487	1,128,800	963,988	776,577	598,149
Alternative markets	669,774	640,491	505,830	309,566	151,942
Reinsurance	719,540	823,772	832,634	550,384	192,031
International	190,908	175,731	109,790	79,313	150,090
Discontinued business (1)	—	—	—	7,345	193,629

Total	$4,604,574	$4,266,361	$3,670,515	$2,710,490	$1,858,096

Percentage of net premiums written:
Specialty	39.8%	35.1%	34.2%	36.4%	30.8%
Regional	26.0	26.5	26.3	28.7	32.2
Alternative markets	14.5	15.0	13.8	11.4	8.2
Reinsurance	15.6	19.3	22.7	20.3	10.3
International	4.1	4.1	3.0	2.9	8.1
Discontinued business (1)	—	—	—	0.3	10.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Represents personal lines and certain reinsurance lines that were discontinued in 2001.
     During 2005, the Company changed the segment designation for the following companies: Berkley Underwriting Partners, LLC from reinsurance to specialty; W. R. Berkley Insurance (Europe), Limited from specialty to international; and Berkley Medical Excess Underwriters, LLC from specialty to alternative markets. Segment information for the prior periods has been restated to reflect these changes.
     The following sections briefly describe our insurance segments. Two of our insurance subsidiaries, Admiral Insurance Company and Clermont Insurance Company, have A.M. Best Company, Inc. (“A.M. Best”) ratings of “A+ (Superior)” which is A.M. Best’s second highest rating. All of our other domestic insurance subsidiaries and W. R. Berkley Insurance (Europe), Limited have A. M. Best ratings of “A (Excellent)” which is the third highest rating out of 15 possible ratings by A. M. Best. A.M. Best’s ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “While Best’s ratings reflect [its] opinion as to a company’s financial strength and ability to meet its ongoing obligations to policyholders, they are not a warranty, nor are they a recommendation of specific policy form, contract, rate or claim practice.” A.M. Best reviews its ratings on a periodic basis, and ratings of the Company’s subsidiaries are therefore subject to change.
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
     Admiral Insurance Company (“Admiral”) provides excess and surplus lines coverage that generally involves a moderate to high degrees of risk due to the nature of the class of coverage (e.g., products liability) or insured entity (e.g., fireworks distributors). Admiral concentrates on commercial casualty, professional liability, umbrella and commercial property lines of business produced by wholesale brokers. Admiral’s average annual premiums per policy were approximately $42,000 in 2005.

     Nautilus Insurance Company (“Nautilus”) insures excess and surplus risks that are less complex and involve a lower degree of expected severity than those covered by Admiral. A substantial portion of Nautilus’ business is written on a binding authority basis, subject to certain contractual limitations. Nautilus’ average annual premiums per policy were approximately $3,800 in 2005.
      Vela Insurance Services, LLC (“Vela”) provides excess and surplus lines coverage to small and medium size accounts with a primary focus on contractors and products liability. Vela’s average annual premiums per policy were approximately $97,000 in 2005.
     Carolina Casualty Insurance Company (“Carolina”) specializes in transportation insurance for long-haul trucking and public automobile risks, operating as an admitted carrier in all states.
     Berkley Specialty Underwriting Managers, LLC (“Berkley Specialty”) is an underwriting company formed in 2004 to provide excess and surplus lines general liability coverage to the wholesale market. It also offers commercial property and casualty insurance products to the entertainment and sports industry.
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
     Clermont Specialty Managers, Ltd. (“Clermont”) writes package insurance programs, including workers’ compensation, for luxury condominium, cooperative and rental apartment buildings and restaurants in the New York City and Chicago metropolitan areas.
     Berkley Aviation, LLC (“Aviation”), which began operations in December 2005, writes general and specialty aviation insurance and participates on airline carrier risks.
     The following table sets forth the percentage of gross premiums written by specialty unit:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Admiral	27.8%	32.2%	33.3%	33.9%	36.3%
Nautilus	17.1	18.7	18.3	15.9	15.9
Vela	14.1	9.6	10.0	8.0	6.8
Carolina	13.6	16.0	14.8	16.1	17.3
Berkley Specialty	8.6	3.3	—	—	—
Monitor	8.0	11.1	13.2	13.7	14.6
Berkley Underwriting Partners	7.9	5.9	5.8	7.7	4.2
Clermont	2.8	3.2	3.4	3.7	3.3
Aviation	0.1	—	—	—	—
Surety (1)	—	—	1.2	1.0	1.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Surety was transferred to the regional segment in 2004.
     The following table sets forth the percentages of gross premiums written, by line, by our specialty insurance operations:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Premises operations	43.7%	40.2%	40.4%	34.8%	37.6%
Professional liability	9.9	12.9	15.1	14.3	10.6
Automobile	15.0	17.0	17.3	20.0	22.0
Products liability	13.8	14.0	9.1	10.6	10.5
Property	9.1	9.5	10.1	11.5	12.7
Other	8.5	6.4	8.0	8.8	6.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

REGIONAL
     Our regional subsidiaries provide commercial insurance products to customers primarily in 38 states. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of W. R. Berkley. The regional operations are conducted through four geographic regions based on markets served: Continental Western Insurance Group (“Continental Western Group”) in the Midwest, Acadia Insurance Company (“Acadia”) in New England, Union Standard Insurance Group (“Union Standard”) in the South (excluding Florida) and Berkley Mid Atlantic Group in the Mid Atlantic region. In addition, surety bonds are offered nationwide through a separate regional company, Monitor Surety Managers, Inc. (“Monitor Surety”).
     The regional subsidiaries primarily sell insurance products through a network of non-exclusive independent agents who are compensated on a commission basis. Our regional companies underwrite all major commercial lines.
     The following table sets forth the percentage of gross premiums written by each region:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Continental Western Group	34.3%	35.2%	36.3%	36.4%	36.6%
Acadia	25.7	26.4	27.1	26.3	25.8
Union Standard	15.2	15.0	15.1	15.4	15.7
Berkley Mid Atlantic Group	14.6	13.8	12.8	13.6	15.0
Monitor Surety	2.0	2.2	—	—	—
Assigned risk plans (1)	8.2	7.4	8.7	8.3	6.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.
     The following table sets forth the percentages of gross premiums written, by line, by our regional insurance operations:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Commercial Multi-Peril	35.8%	36.6%	36.6%	35.2%	29.9%
Automobile	25.4	26.0	25.9	25.8	26.2
Workers’ Compensation	17.6	17.1	17.5	17.2	24.3
Assigned risk plans	8.2	7.4	8.7	8.3	6.9
Other	13.0	12.9	11.3	13.5	12.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentages of direct premiums written, by state, by our regional insurance operations:

	Year Ended December 31,
	2005	2004	2003	2002	2001
State
Massachusetts	7.5%	7.6%	7.7%	7.2%	7.2%
Kansas	6.7	7.5	7.9	8.3	7.9
Texas	6.0	6.1	6.4	6.2	6.3
Pennsylvania	5.5	5.1	4.2	3.9	2.4
New Hampshire	5.4	5.9	6.2	6.9	7.8
Maine	5.3	5.7	6.2	7.5	7.9
Iowa	4.8	4.7	4.7	4.6	5.5
Nebraska	4.0	4.2	4.5	4.8	5.4
Minnesota	3.9	4.0	3.8	3.5	3.7
Vermont	3.6	3.6	3.8	4.1	3.7
Missouri	3.4	3.6	3.5	3.2	3.5
North Carolina	3.1	3.1	3.2	4.0	4.9
Colorado	3.1	3.0	3.0	3.3	3.6
South Dakota	3.0	3.3	3.6	3.6	3.4
Wisconsin	2.9	3.1	2.8	2.7	2.9
Connecticut	2.9	2.8	1.7	0.9	—
Virginia	2.8	2.8	2.7	2.7	3.4
Arkansas	2.6	2.4	1.9	1.9	2.3
Mississippi	2.0	2.0	2.1	2.1	2.5
Washington	2.0	1.8	1.7	0.9	0.5
New York	1.9	1.7	0.8	1.2	0.1
Illinois	1.8	2.0	2.0	2.2	2.3
Tennessee	1.7	1.8	4.1	1.8	1.6
Maryland	1.7	1.5	1.2	1.0	0.8
Oklahoma	1.6	1.5	1.5	1.5	1.5
Idaho	1.2	1.2	1.5	1.5	1.3
Montana	1.0	1.2	1.2	1.1	0.9
Other	8.6	6.8	6.1	7.4	6.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

     Key Risk Insurance Company (“Key Risk”) offers primary workers’ compensation insurance principally in North Carolina. Insurance services are also provided through its affiliate, Key Risk Management Services, Inc.
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
     The following table sets forth the percentages of gross premiums written by each alternative markets unit:

	Year Ended December 31,
	2005	2004	2003	2002	2001
MECC	41.6%	36.9%	37.8%	48.3%	50.3%
Preferred Employers	20.9	26.4	27.4	24.4	25.4
Key Risk	15.4	13.6	12.9	16.4	23.3
BRAC	7.6	7.1	8.2	7.4	1.0
Medical Excess	6.2	6.4	8.0	2.4	—
Assigned risk plans	8.3	9.6	5.7	1.1	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table sets forth services fees for insurance services business conducted by BRAC and Key Risk (amounts in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Services fees	$110,697	$109,344	$101,715	$86,095	$74,913
REINSURANCE
     Our reinsurance operations consist of five operating units, which specialize in underwriting property casualty reinsurance on both a treaty and a facultative basis on behalf of Berkley Insurance Company. Treaty reinsurance is the reinsurance of all or a specified portion or category of risks underwritten by the ceding company during the term of the agreement. Facultative reinsurance is the reinsurance of individual risks whereby a reinsurer generally has the opportunity to analyze and separately underwrite a risk prior to agreeing to be bound.
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
     Lloyd’s of London (“Lloyd’s”) represents a broad range of mainly short-tail classes of business, which are written through Lloyd’s and managed by MAP Capital Limited and Kiln plc.
     B F Re Underwriters, LLC. (“BF Re”) which commenced operations in 2002, writes facultative reinsurance on a direct basis.

     Berkley Risk Solutions, Inc. (“Berkley Risk Solutions”) was formed in 2003, and in 2004 began to provide insurance and reinsurance-based financial solutions to insurance companies and self-insured entities.
     The following table sets forth the percentages of gross premiums written by each reinsurance unit:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Signet Star	42.2%	38.8%	37.5%	41.5%	70.1%
Fac Re	23.1	27.3	30.4	27.3	29.9
Lloyd’s	21.6	24.4	25.9	31.2	—
BF Re	12.3	9.1	6.2	—	—
Berkley Risk Solutions	0.8	0.4	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our reinsurance operations:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Casualty	81.2%	79.4%	79.4%	73.4%	90.3%
Property	18.8	20.6	20.6	26.6	9.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

INTERNATIONAL
     Applying the same approach that we take for our domestic businesses, we believe that decentralized control is key to the success of our international efforts. For example, we hire local insurance executives who have specialized knowledge of their customers, markets and products, and we link their compensation to meeting performance objectives.
     W. R. Berkley Insurance (Europe), Limited (“Berkley Europe”) is a United Kingdom authorized insurance company that began operations in July 2003. Berkley Europe writes professional indemnity, directors & officers and general liability business in the U.K. and Spain.
     Argentina provides commercial and personal property casualty insurance in Argentina and Brazil. Our Argentina subsidiary ceased writing new life insurance business in 2002.
     Philippines provide savings and life products to customers in the Philippines.
     On June 30, 2005, the Company purchased all of the minority interest Berkley International, LLC, a holding company for its Argentina and Philippines operations.
     The following table set forth the percentages of direct premiums for our international operations:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Berkley Europe	56.5%	58.1%	40.7%	—%	—%
Argentina	39.5	38.9	54.7	82.3	90.3
Philippines	4.0	3.0	4.6	17.7	9.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

DISCONTINUED BUSINESS
     In 2001, the Company discontinued its domestic personal lines business, both homeowners and private passenger automobile, and the alternative markets division of its reinsurance segment, by not renewing existing policies or treaties and ceasing to write new business. Although the Company discontinued the alternative market division of its reinsurance segment, it continues to write insurance and reinsurance covering workers’ compensation for self-insured entities within the alternative markets segment.
     The following table sets forth the percentages of net premiums written for our discontinued business:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Personal lines	—	—	—	68.3%	61.8%
Alternative markets reinsurance	—	—	—	31.7	38.2

Total	—	—	—	100.0%	100.0%

Results by Industry Segment
     Summary financial information about our operating segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands)
Specialty

Revenue	$1,816,483	$1,491,104	$1,204,746	$849,690	$474,880
Income before income taxes	$345,896	$275,689	$200,428	$137,307	$31,510

Regional

Revenue	$1,230,793	$1,112,801	$923,965	$749,750	$608,682
Income before income taxes	$216,495	$184,152	$153,292	$104,085	$37,203

Alternative Markets

Revenue	$856,792	$774,397	$569,463	$360,670	$234,430
Income before income taxes	$238,462	$133,438	$88,742	$60,481	$34,255

Reinsurance

Revenue	$849,207	$915,276	$763,861	$417,627	$246,077
Income (loss) before income taxes	$63,606	$85,995	$58,201	$16,008	$(58,359)

International

Revenue	$208,836	$167,849	$85,145	$94,609	$155,913
Income (loss) before income taxes	$20,890	$18,790	$3,242	$(1,757)	$12,149

Discontinued

Revenue	—	—	—	$55,774	$232,403
Loss before income taxes	—	—	—	$(10,682)	$(133,480)

Other (1)

Revenue	$34,728	$50,808	$82,928	$37,964	$(10,588)
Loss before income taxes	$(114,812)	$(59,551)	$(14,601)	$(46,009)	$(74,672)

Total

Revenue	$4,996,839	$4,512,235	$3,630,108	$2,566,084	$1,941,797
Income (loss) before income tax	$770,537	$638,513	$489,304	$259,433	$(151,394)

(1)	Represents corporate revenues, expenses and realized investment gains and losses, which are not allocated to business segments.

     The table below represents summary underwriting ratios, on a GAAP accounting basis for our insurance segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Specialty
Loss ratio	62.4%	61.7%	63.3%	64.1%	71.1%
Expense ratio	25.1	25.6	25.1	25.7	31.4

Combined ratio	87.5%	87.3%	88.4%	89.8%	102.5%

Regional
Loss ratio	55.8%	55.7%	56.3%	59.1%	67.2%
Expense ratio	30.6	31.2	31.2	32.4	35.0

Combined ratio	86.4%	86.9%	87.5%	91.5%	102.2%

Alternative Markets
Loss ratio	59.4%	70.6%	68.7%	66.8%	76.5%
Expense ratio	20.1	21.2	24.2	30.5	32.9

Combined ratio	79.5%	91.8%	92.9%	97.3%	109.4%

Reinsurance
Loss ratio	74.1%	69.5%	69.6%	74.9%	110.1%
Expense ratio	30.1	29.1	29.4	31.4	37.0

Combined ratio	104.2%	98.6%	99.0%	106.3%	147.1%

International
Loss ratio	66.5%	61.0%	58.7%	54.4%	61.8%
Expense ratio	29.6	30.0	38.8	50.1	41.0

Combined ratio	96.1%	91.0%	97.5%	104.5%	102.8%

Discontinued Business
Loss ratio	—	—	—	98.7%	131.4%
Expense ratio	—	—	—	30.8	33.0

Combined ratio	—	—	—	129.5%	164.4%

Total
Loss ratio	62.4%	63.0%	63.4%	65.0%	82.1%
Expense ratio	26.9	27.4	28.0	30.4	34.4

Combined ratio	89.3%	90.4%	91.4%	95.4%	116.5%

Investments
     Investment results before income tax effects were as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands)
Average investments, at cost	$9,221,256	$7,176,955	$5,326,621	$3,881,121	$3,279,830

Investment income, before expenses	$406,935	$293,866	$244,347	$210,900	$206,656

Percent earned on average investments	4.4%	4.1%	4.6%	5.4%	6.3%

Realized investment gains (losses)	$17,209	$48,268	$81,692	$37,070	$(11,494)

Change in unrealized investment gains (losses) (1)	$(118,934)	$(4,424)	$7,493	$113,529	$28,344

(1)	The change in unrealized investment gains (losses) represents the difference between fair value and cost of available for sale securities and investment in partnerships and affiliates at the beginning and end of the calendar year.
     For comparison, the following are the coupon returns for selected bond indices and the dividend returns for the S&P 500 index:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Lehman Brothers U.S. Aggregate Bond Index	4.9%	5.0%	5.3%	6.0%	6.5%
Lehman Brothers Municipal Bond Index	4.7%	4.8%	4.8%	5.1%	5.2%
S&P 500 Index	1.8%	1.9%	2.3%	1.3%	1.1%

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	2005	2004	2003	2002	2001
1 year or less	10.6%	10.8%	1.6%	3.1%	3.2%
Over 1 year through 5 years	13.1	15.8	21.1	16.9	20.5
Over 5 years through 10 years	26.6	19.0	19.0	25.4	23.2
Over 10 years	32.1	36.4	36.8	27.8	26.2
Mortgage-backed securities	17.6	18.0	21.5	26.8	26.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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
     We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience and is supplemented with data compiled from insurance companies writing similar business. The liabilities for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve for non-proportional business, and at the statutory rate for proportional business. The discount rates range from 2.7% to 6.5% with a weighted average rate of 4.8%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $575,485,000, $502,874,000 and $393,152,000 at December 31, 2005, 2004 and 2003, respectively. The increase in the aggregate discount from 2004 to 2005 and from 2003 to 2004 resulted from the increase in workers’ compensation reserves.
     To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. Environmental claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.
     Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $37,453,000 and $38,258,000 at December 31, 2005 and 2004, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $53,731,000 and $54,971,000 at December 31, 2005 and 2004, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $1,853,000, $9,194,000 and $4,749,000 in 2005, 2004 and 2003, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $2,658,000, $2,802,000 and $1,391,000 in 2005, 2004 and 2003, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

     The table below provides a reconciliation of the beginning and ending property casualty reserves (amounts in thousands):

	2005	2004	2003
Net reserves at beginning of year	$4,722,842	$3,505,295	$2,323,241

Net provision for losses and loss expenses (a):
Claims occurring during the current year (b)	2,531,655	2,236,860	1,780,905
Increase in estimates for claims occurring in prior years (c)	186,728	294,931	244,636
Decrease in discount for prior years	57,790	24,220	24,115

	2,776,173	2,556,011	2,049,656

Net payments for claims (d):
Current year	447,018	409,776	268,170
Prior years	1,184,707	928,688	599,432

	1,631,725	1,338,464	867,602

Net reserves at end of year	5,867,290	4,722,842	3,505,295
Ceded reserves at end of year	844,470	726,769	686,796

Gross reserves at end of year	$6,711,760	$5,449,611	$4,192,091

(a)	Net provision for loss and loss expenses excludes $5,629, $3,299, and $521 in 2005, 2004 and 2003, respectively, relating to the policyholder benefits incurred on life insurance that are included in the statement of income.

(b)	Claims occurring during the current year are net of discount of $103,558, $107,282, and $96,365 in 2005, 2004 and 2003, respectively.

(c)	The increase in estimates for claims occurring in prior years is net of discount of $26,845, $26,658 and $28,214 in 2005, 2004 and 2003, respectively. The increase in estimates for claims occurring in prior years before discount is $213,573, 321,589 and $272,850 in 2005, 2004 and 2003, respectively.

(d)	Net payments in 2003 are net of $331,000 of cash received upon the commutation of the aggregate reinsurance agreement (see Note 9 of Notes to Consolidated Financial Statements).
     Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the increase in estimates for claims occurring in prior years.
     A reconciliation between the reserves as of December 31, 2005 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) is as follows (amounts in thousands):

Net reserves reported on a SAP basis	$5,864,900
Additions (deductions) to statutory reserves:
International property & casualty reserves	155,136
Loss reserve discounting (1)	(152,411)
Other	(335)

Net reserves reported on a GAAP basis	5,867,290
Ceded reserves reclassified as assets	844,470

Gross reserves reported on a GAAP basis	$6,711,760

(1)	For statutory purposes, we use a discount rate of 2.7% for non-proportional business as permitted by the Department of Insurance of the State of Delaware.

     The following table presents the development of net reserves for 1995 through 2005. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.
     The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1995 reserves have developed a $215 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1995 is reserved for $2,000 as of December 31, 1995. Assuming this claim estimate was changed in 2005 to $2,300, and was settled for $2,300 in 2005, the $300 deficiency would appear as a deficiency in each year from 1995 through 2004.

	(Amounts in millions)
Year Ended December 31,	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Net reserves, discounted	$1,209	$1,333	$1,433	$1,583	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867
Reserve discount	152	172	190	187	196	223	243	293	393	503	575

Net reserve undiscounted,	$1,361	$1,505	$1,623	$1,770	$1,920	$2,041	$2,276	$2,616	$3,898	$5,226	$6,442

Net Re-estimated as of:
One year later	$1,346	$1,481	$1,580	$1,798	$1,934	$2,252	$2,450	$2,889	$4,220	$5,440
Two years later	1,305	1,406	1,566	1,735	2,082	2,397	2,671	3,242	4,552
Three years later	1,236	1,356	1,446	1,805	2,203	2,520	2,932	3,611
Four years later	1,195	1,239	1,463	1,856	2,260	2,634	3,233
Five years later	1,112	1,248	1,494	1,859	2,330	2,841
Six years later	1,118	1,271	1,488	1,886	2,449
Seven years later	1,135	1,265	1,495	1,955
Eight years later	1,132	1,266	1,539
Nine years later	1,134	1,291
Ten years later	1,146

Cumulative redundancy (deficiency), undiscounted	$215	$214	$84	$(185)	$(529)	$(800)	$(957)	$(995)	$(654)	$(214)

Cumulative amount of net liability paid through:
One year later	$265	$332	$365	$496	$584	$702	$794	$599	$929	$1,185
Two years later	434	523	574	795	1,011	1,255	1,191	1,216	1,749
Three years later	550	635	737	1,032	1,426	1,501	1,594	1,792
Four years later	616	714	852	1,306	1,567	1,722	1,971
Five years later	655	782	1,033	1,387	1,699	1,964
Six years later	701	903	1,068	1,448	1,831
Seven years later	785	935	1,112	1,522
Eight years later	809	966	1,163
Nine years later	835	1,000
Ten years later	861

     The following table presents the development of gross reserves for 1995 through 2005.

	(Amounts in millions)
Year Ended December 31,	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Net reserves, discounted	1,209	1,333	1,433	1,583	1,724	1,818	2,033	2,323	3,505	4,723	5,867
Ceded Reserves	451	450	477	538	617	658	731	845	687	727	845

Gross reserves, discounted	1,660	1,783	1,910	2,121	2,341	2,476	2,764	3,168	4,192	5,450	6,712
Reserve discount	192	216	241	248	250	286	324	384	462	573	654

Gross reserve-undiscounted	$1,852	$1,999	$2,151	$2,369	$2,591	$2,762	$3,088	$3,552	$4,654	$6,023	$7,366

Gross Re-estimated as of:
One year later	$1,827	$1,965	$2,132	$2,390	$2,653	$2,827	$3,153	$3,957	$5,030	$6,241
Two years later	1,789	1,959	2,096	2,389	2,556	2,730	3,461	4,353	5,380
Three years later	1,754	1,909	2,010	2,218	2,385	2,900	3,777	4,744
Four years later	1,733	1,823	1,871	2,079	2,465	3,054	4,103
Five years later	1,681	1,739	1,787	2,102	2,564	3,267
Six years later	1,630	1,688	1,795	2,139	2,684
Seven years later	1,589	1,692	1,805	2,212
Eight years later	1,593	1,692	1,857
Nine years later	1,589	1,723
Ten Years later	1,608
Gross cumulative redundancy (deficiency)	$244	$276	$294	$157	$(93)	$(505)	$(1,015)	$(1,192)	$(726)	$(218)

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
Regulation
     Our insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business, and the Company believes that it is in compliance in all material respects with such regulations. They are subject to statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of certain policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Our property casualty subsidiaries, other than excess and surplus and reinsurance subsidiaries, must generally file all rates with the insurance department of each state in which they operate. Our excess and surplus and reinsurance subsidiaries generally operate free of rate and form regulation.
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
     The NAIC utilizes a Risk Based Capital (RBC) formula that is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized RBC control level as of December 31, 2005.
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
     The Terrorism Risk Insurance Act of 2002 (“TRIA”) became effective November 26, 2002 and was amended December 22, 2005 by the Terrorism Risk Insurance Extension Act of 2005 (together, “TRIA”). TRIA establishes a temporary Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is scheduled to terminate on December 31, 2007. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program the federal government will pay 90% in 2006 (85% in 2007) of an insurer’s losses in excess of the insurer’s applicable deductible. The insurer’s deductible is based on a percent of earned premium for covered lines of commercial property and casualty insurance: for 2005 it was 15% of 2004 premium and for 2006 it is 17.5% of 2005 premium and for 2007 it will be 20% of 2006 premium. Based on our 2005 earned premiums, our deductible under TRIA during 2006 will increase to approximately $548 million. As of April 1, 2005, the federal program will not pay losses for certified acts unless such losses exceed $50 million, which amount increases to $100 million in 2007. TRIA limits the federal government’s share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap. After December 31, 2007 there will not be a federal program available for terrorism losses unless TRIA is further extended. At such time, the Company will have the option to exclude terrorism losses from coverage, except for any lines of insurance or jurisdictions where exclusions are not permitted. TRIA calls for a federal study to be completed by September 30, 2006, of the long-term availability and affordability of terrorism insurance.
     The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has entered into settlement agreements with several large insurance brokers against whom civil complaints had been filed. These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry. Following the public disclosure of the New York State Attorney General’s investigation, the Company commenced an internal review with the assistance of outside counsel that focused on the Company’s relationships with its distribution channels. As a result of its investigation, the Company uncovered at a single insurance operating unit certain limited instances of conduct that could be characterized as involving inappropriate solicitation practices. That operating unit has reached an agreement with its domiciliary insurance regulator resolving all issues pertaining to its inquiry without penalty.
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
     Competition for the reinsurance business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Berkshire Hathaway, Swiss Re, Transatlantic Reinsurance and Everest Reinsurance.
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
Employees
     As of February 14, 2006, we employed 4,961 persons. Of this number, our subsidiaries employed 4,894 persons, of whom 3,214 were executive and administrative personnel and 1,680 were clerical personnel. We employed the remaining 67 persons at the parent company and in investment operations, of whom 46 were executive and administrative personnel and 21 were clerical personnel.
Other Information about the Company’s business
     We maintain an interest in the acquisition or start up of complementary businesses and continue to evaluate possible acquisitions and new ventures on an ongoing basis. In addition, our insurance subsidiaries develop new coverages or lines of business to meet the needs of insureds.
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
     The Company’s internet address is www.wrberkley.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are accessible free of charge through this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.
ITEM 1A. RISK FACTORS
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
     Our gross reserves for losses and loss expenses were approximately $6.7 billion as of December 31, 2005. Our loss reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred.
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

     We increased our estimates for claims occurring in prior years by $187 million in 2005, $295 million in 2004 and $245 million in 2003. We, along with the property casualty insurance industry in general, have experienced higher than expected losses for certain types of business written from 1998 to 2001. Although our reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our claim estimates will not need to be increased in the future.
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
     Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. In addition, through our recent quota share arrangements with certain Lloyd’s syndicates, we have additional exposure to catastrophic losses. For example, weather-related losses were $38 million in 2003, $60 million in 2004 and $99 million in 2005.
     Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, as well as terrorist activities. The incidence and severity of catastrophes are inherently unpredictable but have increased in recent years. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.
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
     Some of our competitors, particularly in the reinsurance business, have greater financial and marketing resources than we do. These competitors within the reinsurance segment include Berkshire Hathaway, Swiss Re, Transatlantic Reinsurance and Everest Reinsurance Company. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers. Certain of our competitors operate from tax advantaged jurisdictions and have the ability to offer lower rates due to such tax advantages.
     New competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates.
We, as a primary insurer, may have significant exposure for terrorist acts.
     To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as amended December 22, 2005 (“TRIA”), for up to 90% in 2006 (85% in 2007) of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on a percent of earned premium for the covered lines of commercial property and casualty insurance. Based on our 2005 earned premiums, our deductible under TRIA during 2006 will increase to approximately $548 million which is a result of an increase in premium and an increase in the applicable deductible percentage from 15% in 2005 to 17.5% in 2006. The deductible percentage increases to 20% in 2007. In addition, the coverage provided under TRIA is scheduled to terminate on December 31, 2007 unless extended or replaced by a similar program. Even this coverage provided under TRIA does not apply to reinsurance that we write.
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
     The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has entered into settlement agreements with certain parties against whom civil complaints had been filed. These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry. For example, following the public disclosure of the New York State Attorney General’s investigation, the Company commenced an internal review with the assistance of outside counsel that focused on the Company’s relationships with its distribution channels. As a result of its investigation, the Company uncovered at a single insurance operating unit certain limited instances of conduct that could be characterized as involving inappropriate solicitation practices. That operating unit has reached an agreement with its domiciliary insurance regulator resolving all issues pertaining to its inquiry without penalty.
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
     In certain of our insurance businesses, the rates we charge our policyholders are subject to regulatory approval. Certain lines of business are subject to a greater degree of regulatory scrutiny then others. For example, the workers’ compensation business is highly regulated. During 2005, approximately 12% of our net premiums written represented primary workers’ compensation business. Of our net premiums written, approximately 4% represented primary workers’ compensation business written in the State of California, which is undergoing workers’ compensation reform that may adversely affect our ability to adjust rates.

Risks Relating to Our Business
We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.
     We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2005, the amount due from our reinsurers was $954 million, including amounts due from state funds and industry pools. Certain of these amounts due from reinsurers are secured by letters of credit or held in trust on our behalf.
We are rated by A.M. Best, Standard & Poor’s, and Moody’s, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.
     Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Certain of our insurance company subsidiaries are rated by A.M. Best, Standard & Poor’s and Moody’s Investors Services. While A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions as to a company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, they are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain those ratings. Two of our insurance subsidiaries, Admiral Insurance Company and Clermont Insurance Company, have A.M. Best ratings of “A+ (Superior)” which is A.M. Best’s second highest rating. All of other domestic insurance subsidiaries and W. R. Berkley Insurance (Europe), Limited have A.M. Best ratings of “A (Excellent)” which is the third highest rating out of 15 possible ratings by A. M. Best. The Standard & Poor’s financial strength rating for our domestic insurance subsidiaries is A+ (the seventh highest rating out of twenty-seven possible ratings). Our Moody’s rating is A2 for Berkley Insurance Company (the sixth highest rating out of twenty-one possible ratings).
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
     Our international operations expose us to investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition.

We may not find suitable acquisition candidates or new insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures.
     As part of our present strategy, we continue to evaluate possible acquisition transactions and the start-up of complementary businesses on an ongoing basis, and at any given time, we may be engaged in discussions with respect to possible acquisitions and new ventures. We cannot assure that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or ventures will be successful. The process of integrating any companies we do acquire or investing in new ventures may have a material adverse effect on our results of operations and financial condition.
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
     Our investment portfolio consists substantially of fixed income securities. As of December 31, 2005, our investment in fixed income securities was approximately $8.5 billion, or 82% of our total investment portfolio.
     The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2005, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $352 million.
     The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. For example, although there were no provisions for other than temporary impairments in 2005 or 2004, we reported a provision for other than temporary impairments in the value of our fixed income investments of $430,000 in 2003.
We invest some of our assets in equity securities, including merger arbitrage investments and real estate securities, which may decline in value.
     We invest a portion of our investment portfolio in equity securities, including merger arbitrage investments and investments in affiliates. At December 31, 2005, our investments in equity securities were approximately $1.3 billion, or 13% of our investment portfolio. Although we did not report any provisions for other than temporary impairments in the value of our equity securities in 2003, we reported such provisions in the amounts of $1.6 million in 2005 and $2.8 million in 2004.
     Merger and convertible arbitrage trading securities represented 43% of our equity securities at December 31, 2005. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks. As a result of the reduced activity in the merger and acquisitions area, we may not be able achieve the returns that we have enjoyed in the past.
     Included in our equity security portfolio are investments in publicly traded real estate investment trusts (“REITs”) and private real estate investment funds, real estate limited partnerships and venture capital investments. At December 31, 2005, our investments in these securities were approximately $367 million, or 28% of our equity portfolio. The values of our real estate investments are subject to fluctuations based on changes in the economy in general and real estate valuations in particular. In addition, the real estate investment funds, limited partnerships, and venture capital investments in which we invest are less liquid than our other investments.
Risks Relating to Purchasing Our Securities
We are an insurance holding company and may not be able to receive dividends in needed amounts.
     As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. During 2006, the maximum amount of dividends that can be paid without regulatory approval is approximately $311 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or pay dividends.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2005, the Company had aggregate office space of 1,264,882 square feet, of which 460,902 were owned and 803,980 were leased.
     Rental expense was approximately $17,429,000, $16,783,000, and $18,773,000 for 2005, 2004 and 2003, respectively. Future minimum lease payments (without provision for sublease income) are $15,956,000 in 2006; $15,308,000 in 2007; and $46,004,000 thereafter.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of 2005 to a vote of holders of the Company’s Common Stock.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER
                PURCHASES OF EQUITY SECURITIES
     The common stock of the Company is traded on the New York Stock Exchange under the symbol “BER”. All amounts have been adjusted to reflect the 3-for-2 common stock split effected on April 8, 2005.

			Common
	Price Range		Dividends Paid
	High	Low	Per Share
2005:
Fourth Quarter	$48.18	$38.50	$0.05
Third Quarter	39.67	34.77	0.05
Second Quarter	36.75	31.46	0.05
First Quarter	35.87	30.87	0.05

2004:
Fourth Quarter	$31.60	$25.93	$0.05
Third Quarter	29.43	25.93	0.05
Second Quarter	29.20	25.50	0.05
First Quarter	28.59	23.30	0.05
     The closing price of the common stock on March 1, 2006, as reported on the New York Stock Exchange, was $58.14 per share. The approximate number of record holders of the common stock on March 1, 2006 was 542.
     Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2005 and the remaining number of shares authorized for purchase by the Company.

				Maximum number of
			Total number of shares	shares that may
			purchased as part of	yet be purchased
	Total number of	Average price	publicly announced plans	under the plans
	shares purchased	paid per share	or programs	or programs (1)
October 2005	—	—	None	2,683,125
November 2005	—	—	None	2,683,125
December 2005	—	—	None	2,683,125

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 6,750,000 shares that was approved by the Board of Directors on November 10, 1998.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Amounts in thousands, except per share data)
Premiums written	$4,604,574	$4,266,361	$3,670,515	$2,710,490	$1,858,096
Net premiums earned	4,460,935	4,061,092	3,234,610	2,252,527	1,680,469
Net investment income	403,962	291,295	210,056	187,875	195,021
Service fees	110,697	109,344	101,715	86,095	75,771
Realized investment gains (losses)	17,209	48,268	81,692	37,070	(11,494)
Total revenues	4,996,839	4,512,235	3,630,108	2,566,084	1,941,797
Interest expense	85,926	66,423	54,733	45,475	45,719
Income (loss) before income taxes	770,537	638,513	489,304	259,433	(151,394)
Income tax (expense) benefit	(222,521)	(196,235)	(150,626)	(84,139)	56,661
Minority interest	(3,124)	(3,446)	(1,458)	(249)	3,187
Income (loss) before change in accounting	544,892	438,832	337,220	175,045	(91,546)
Cumulative effect of change in accounting	—	(727)	—	—	—
Net income (loss)	544,892	438,105	337,220	175,045	(91,546)
Data per common share:
Income (loss) per basic share	4.29	3.48	2.71	1.53	(0.93)
Income (loss) per diluted share	4.08	3.31	2.58	1.47	(0.93)
Stockholders’ equity	20.13	16.69	13.43	10.75	8.30
Cash dividends declared	.20	.20	.19	.16	.16
Weighted average shares outstanding:
Basic	127,022	125,941	124,686	114,492	98,343
Diluted	133,617	132,272	130,595	119,078	103,125
Investments (1)	$10,378,250	$8,341,944	$6,480,713	$4,663,100	$3,607,586
Total assets	13,896,287	11,451,033	9,334,685	7,031,323	5,633,509
Reserves for losses and loss expenses	6,711,760	5,449,611	4,192,091	3,167,925	2,763,850
Junior subordinated debentures	450,634	208,286	193,336	198,251	198,210
Senior notes and other debt	967,818	808,264	659,208	362,985	370,554
Stockholders’ equity	2,567,077	2,109,702	1,682,562	1,335,199	931,595

(1)	Including cash and equivalents, trading account receivable from brokers and clearing organizations and trading account securities sold but not yet purchased and unsettled purchases.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the registrant’s 2005 Annual Report to Stockholders, which information is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Reference is made to the information under “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the registrant’s 2005 Annual Report to Stockholders, which information is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the registrant are contained in the registrant’s 2005 Annual Report to Stockholders and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a)	Evaluation Of Disclosure Controls And Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Management’s Report On Internal Control Over Financial Reporting

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. See pages 16-17 of Exhibit 13 of this Form 10-K for management’s report and the related attestation by KPMG LLP, an independent registered public accounting firm.

(c)	Change In Internal Control

During the quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security ownership of certain beneficial owners
     Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated herein by reference.
(b) Security ownership of management
     Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated herein by reference.
(c) Changes in control
     Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, and which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements, together with the reports on the financial statements, and management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of internal control over financial reporting of KPMG LLP, appear in the Company’s 2005 Annual Report to Stockholders and are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2005 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2005 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.
(b) Exhibits
     The exhibits filed as part of this report are listed on pages 33, 34 and 35 hereof.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ William R. Berkley

William R. Berkley, Chairman of the Board and
Chief Executive Officer
March 13, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Chairman of the Board and

William R. Berkley	Chief Executive Officer	March 13, 2006
(Principal executive officer)

/s/ W. Robert Berkley, Jr.	Director	March 13, 2006

W. Robert Berkley, Jr.

/s/ Philip J. Ablove	Director	March 13, 2006

Philip J. Ablove

/s/ Ronald E. Blaylock	Director	March 13, 2006

Ronald E. Blaylock

/s/ Mark E. Brockbank	Director	March 13, 2006

Mark E. Brockbank

/s/ George G. Daly	Director	March 13, 2006

George G. Daly

/s/ Mary C. Farrell	Director	March 13, 2006

Mary C. Farrell

/s/ Rodney A. Hawes, Jr.	Director	March 13, 2006

Rodney A. Hawes, Jr.

/s/ Jack H. Nusbaum	Director	March 13, 2006

Jack H. Nusbaum

/s/ Mark L. Shapiro	Director	March 13, 2006

Mark L. Shapiro

/s/ Eugene G. Ballard	Senior Vice President,	March 13, 2006

Eugene G. Ballard	Chief Financial Officer and
Treasurer
(Principal accounting officer)

/s/ Clement P. Patafio	Vice President,	March 13, 2006

Clement P. Patafio	Corporate Controller

ITEM 15. (b) EXHIBITS
Number
(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly report on Form 10-Q (File No. 1-15202) filed with the Commission on August 5, 2004).

(3.3)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).

(4.1)	Rights Agreement, dated as of May 11, 1999, between the Company and Wells Fargo Bank N.A. (as successor to ChaseMellon Shareholder Services, LLC), as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).

(4.2)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).

(4.3)	First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, as trustees, relating to $200,000,000 principal amount of the Company’s 5.875% Senior Notes due 2013, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).

(4.4)	Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 14, 2003).

(4.5)	Third Supplemental Indenture, dated as of August 24, 2004, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 6.150% Senior Notes due 2019, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(4.6)	Fourth Supplemental Indenture, dated as of May 9, 2005, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

(4.7)	Amended and Restated Trust Agreement of W. R. Berkley Capital Trust II, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

(4.8)	Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

(4.9)	Supplemental Indenture No. 1 to the Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005, relating to 6.750% Subordinated Debentures Due 2045 (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

(4.10)	Preferred Securities Guarantee Agreement between W. R. Berkley Corporation, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee, dated as of July 26, 2005, relating to W. R. Berkley Capital Trust II. (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

(4.11)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)	W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).

(10.2)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).

(10.3)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.4)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended January 1, 1991 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).

(10.5)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as adopted May 3, 2005 (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3 (File No. 333-127598) filed with the Commission on August 6, 2005).

(10.6)	W. R. Berkley Corporation Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2002 Proxy Statement (File No. 1-15202) filed with the Commission on April 5, 2002).

(10.7)	W. R. Berkley 2004 Long-Term Incentive Plan (incorporated by reference to Annex B from the Company’s 2004 Proxy Statement (File No. 1-15202) filed with the Commission on April 12, 2004).

(10.8)	Form of Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 101. of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) file with the Commission on May 3, 2005).

(10.9)	W. R. Berkley Corporation 1997 Directors Stock Plan, effective as of May 13, 1997, amended as of May 11, 1999, and amended and restated as of May 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

(10.10)	Supplemental Benefits Agreement between William R. Berkley and the Company dated August 19, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2004).

(13)	Portions of the 2005 Annual Report to Stockholders of W. R. Berkley Corporation that are incorporated by reference in this Report on Form 10-K.

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(21)	Following is a list of the Company’s significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

		Percentage
	Jurisdiction of	owned
	Incorporation	by the Company[1]
Berkley International, LLC[2]	New York	100%
Carolina Casualty Insurance Company	Florida	100%
Clermont Specialty Managers, Ltd.	New Jersey	100%
J/I Holding Corporation:	Delaware	100%
Admiral Insurance Company:	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc.[3]	Delaware	100%
W. R. Berkley London Finance, Limited	United Kingdom	80%
W. R. Berkley London Holdings, Limited	United Kingdom	80%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	80%
Berkley Risk Administrators Company, LLC	Minnesota	100%
Nautilus Insurance Company:	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Management Services, Inc.	North Carolina	100%
Monitor Liability Managers, Inc.	Delaware	100%
Monitor Surety Managers, Inc.	Delaware	100%
Signet Star Holdings, Inc.:	Delaware	100%
Berkley Insurance Company	Delaware	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	Maine	100%
Berkley Regional Specialty Insurance Company	Maine	100%
Berkley Insurance Company of the Carolinas	North Carolina	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Nebraska	100%
Union Standard Insurance Company	Oklahoma	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company:	Delaware	100%
Preferred Employers Insurance Company	California	100%
Facultative ReSources, Inc.	Connecticut	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%

1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent in indicated by an indentation, and its percentage ownership is as indicated in this column.

2)	Berkley International, LLC is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (2%), Admiral Insurance Company (35%), Berkley Regional Insurance Company (14%), Nautilus Insurance Company (14%) and Berkley Insurance Company (35%).

3)	Held by Admiral Insurance Company (66.67%) and Berkley Insurance Company (33.33%)

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
Under date of March 10, 2006, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the 2005 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
KPMG LLP
New York, New York
March 10, 2006

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)
(Amounts in thousands)

	December 31,
	2005	2004
Cash and cash equivalents	$210,428	$44,108
Fixed maturity securities available for sale at fair value (cost $185,410 and $68,061)	184,855	68,061
Equity securities, at fair value:
Available for sale (cost $310)	310	310
Trading account (cost $0 and $952)	—	952
Investments in subsidiaries	3,624,994	2,947,009
Deferred Federal income taxes	138,128	99,265
Real estate, furniture & equipment at cost, less accumulated depreciation	6,201	6,830
Other assets	18,121	26,578

	$4,183,037	$3,193,113

Liabilities, Debt and Stockholders’ Equity

Liabilities:
Due to Subsidiaries	$122,672	$20,056
Other liabilities	86,583	58,552
Junior subordinated debentures	450,634	208,286
Senior notes	956,071	796,517

	1,615,960	1,083,411

Stockholders’ equity:
Preferred stock	—	—
Common stock	31,351	31,351
Additional paid-in capital	836,723	820,913
Retained earnings (including accumulated undistributed net income of subsidiaries of $2,113,323, and $1,422,160 in 2005 and 2004, respectively)	1,873,953	1,354,489
Accumulated other comprehensive income	24,903	112,055
Treasury stock, at cost	(199,853)	(209,106)

	2,567,077	2,109,702

	$4,183,037	$3,193,113

See note to condensed financial statements.

Schedule II, Continued
W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)
(Amounts in thousands)

	Years ended December 31,
	2005	2004	2003
Management fees and investment income including dividends from insurance affiliates of $20,000 for 2004	$24,813	$36,236	$5,885
Realized investment gains (losses)	54	(185)	1,540
Other income	9,159	2,079	2,359

Total revenues	34,026	38,130	9,784

Expenses, other than interest expense	62,550	49,548	44,476
Interest expense	84,925	65,638	56,009

Loss before Federal income taxes	(113,449)	(77,056)	(90,701)

Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	181,392	229,356	185,342

Federal income tax expense on a consolidated return basis	(214,214)	(186,663)	(151,669)

Net benefit	(32,822)	42,693	33,673

Loss before undistributed equity in net income of subsidiaries	(146,271)	(34,363)	(57,028)

Equity in undistributed net income of subsidiaries	691,163	473,195	394,248

Net income before change in accounting principle	544,892	438,832	337,220

Cumulative effect of change in accounting principle, net of taxes	—	(727)	—

Net income	$544,892	$438,105	$337,220

See note to condensed financial statements.

Schedule II, Continued
W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)
(Amounts in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$544,892	$438,105	$337,220
Adjustments to reconcile net income to net cash flows provided by operating activities:
Cumulative effect of change in accounting principle	—	727	—
Equity in undistributed net income of subsidiaries	(691,163)	(473,195)	(394,248)
Tax payments received from subsidiaries	244,373	303,462	204,768
Federal income taxes provided by subsidiaries on a separate return basis	(181,393)	(229,356)	(185,341)
Change in Federal income taxes	21,715	(62,837)	(15,709)
Realized investment losses (gains)	(54)	185	(1,540)
Employee stock benefit plan	8,852	5,342	2,328
Other, net	20,636	(5,295)	20,391
Change in trading account securities	952	(32)	(11)

Net cash used in operating activities	(31,190)	(22,894)	(32,142)

Cash flow used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities available for sale	129,114	52,835	26,246
Equity securities	—	—	198
Cost of purchases, excluding trading account:
Fixed maturity securities	(246,474)	(107,050)	(544)
Investments in and advances to subsidiaries, net	(76,145)	(84,211)	(251,255)
Net additions to real estate, furniture & equipment	(343)	435	(1,446)

Net cash used in investing activities	(193,848)	(137,991)	(226,801)

Cash flows provided by financing activities
Net proceeds from issuance of junior subordinated debentures	241,655	—	—
Purchase of common treasury shares	(636)	(337)	—
Cash dividends to common stockholders	(19,055)	(23,527)	(27,681)
Net proceeds from issuance of senior notes	198,142	147,864	344,435
Repayment of senior notes	(40,000)	—	(29,957)
Net proceeds from stock options exercised	11,250	11,129	13,401
Other, net	2	—	(1,740)

Net cash provided by financing activities	391,358	135,129	298,458

Net increase (decrease) in cash and cash equivalents	166,320	(25,756)	39,515
Cash and cash equivalents at beginning of year	44,108	69,864	30,349

Cash and cash equivalents at end of year	$210,428	$44,108	$69,864

See note to condensed financial statements.

Schedule II, Continued
W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2005
Note to Condensed Financial Statements (Parent Company)
     The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2004 and 2003 financial statements as originally reported to conform them to the presentation of the 2005 financial statements.
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

Schedule III
W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2005, 2004 and 2003
(Amounts in thousands)

							Amortization
	Deferred						Of
	Policy	Reserve for			Net		Deferred Policy	Other	Net
	Acquisition	Losses and	Unearned	Premiums	Investment	Loss and Loss	Acquisition	Operating Cost	Premiums
	Cost	Loss Expenses	Premiums	Earned	Income	Expenses	Cost	& Expenses	Written
December 31, 2005
Specialty	$164,609	$2,259,162	$889,265	$1,682,193	$134,290	$1,048,927	$329,386	$92,274	$1,827,865
Regional	140,538	1,160,171	615,141	1,173,174	57,619	655,027	304,537	54,734	1,196,487
Alternative markets	36,161	1,452,578	284,572	663,478	82,617	393,783	86,696	137,851	669,774
Reinsurance	78,285	1,667,475	327,844	754,097	95,110	558,950	182,566	44,085	719,540
International	40,180	172,374	72,179	187,993	20,749	125,115	56,395	6,436	190,908
Corporate and adjustments	—	—	—	—	13,577	—	—	63,614	—

Total	$459,773	$6,711,760	$2,189,001	$4,460,935	$403,962	$2,781,802	$959,580	$398,994	$4,604,574

December 31, 2004
Specialty	$145,829	$1,760,383	$749,101	$1,391,652	$99,452	$858,862	$294,202	$62,352	$1,497,567
Regional	138,289	952,833	588,479	1,068,552	44,249	594,811	282,653	51,185	1,128,800
Alternative markets	35,311	1,193,925	284,655	605,996	59,057	427,801	89,394	123,767	640,491
Reinsurance	83,577	1,435,768	366,764	841,451	73,825	584,495	194,123	50,660	823,772
International	39,478	106,702	75,520	153,441	14,201	93,341	49,040	6,677	175,731
Corporate and adjustments	—	—	—	—	511	—	—	43,936	—

Total	$442,484	$5,449,611	$2,064,519	$4,061,092	$291,295	$2,559,310	$909,412	$338,577	$4,266,361

December 31, 2003
Specialty	$133,115	$1,393,106	$646,074	$1,136,519	$68,227	$719,501	$242,821	$41,996	$1,258,273
Regional	119,961	791,295	517,451	880,597	43,368	496,156	233,339	41,177	963,988
Alternative markets	31,611	836,603	243,918	428,120	39,628	294,167	93,219	93,335	505,830
Reinsurance	86,592	1,131,452	404,140	713,154	50,707	496,051	188,645	20,964	832,634
International	34,045	39,635	46,312	76,220	8,915	44,302	29,143	8,458	109,790
Corporate and adjustments	—	—	—	—	(789)	—	—	42,797	—

Total	$405,324	$4,192,091	$1,857,895	$3,234,610	$210,056	$2,050,177	$787,167	$248,727	$3,670,515

Schedule IV
W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

					Percentage
		Ceded	Assumed		of Amount
	Direct	To Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
Year ended December 31, 2005:
Specialty	$1,911,309	$104,956	$21,512	$1,827,865	1.2%
Regional	1,358,304	188,087	26,270	1,196,487	2.2
Alternative markets	696,917	111,637	84,494	669,774	12.6
Reinsurance	370	51,241	770,411	719,540	107.1
International	218,396	27,488	—	190,908	—

Total	$4,185,296	$483,409	$902,687	$4,604,574	19.6%

Year ended December 31, 2004:
Specialty	$1,587,046	$110,407	$20,928	$1,497,567	1.4%
Regional	1,268,384	166,859	27,275	1,128,800	2.4
Alternative markets	685,153	115,858	71,196	640,491	11.1
Reinsurance	461	44,436	867,747	823,772	105.3
International	195,938	20,207	—	175,731	—

Total	$3,736,982	$457,767	$987,146	$4,266,361	23.1%

Year ended December 31, 2003:
Specialty	$1,393,922	$153,575	$17,926	$1,258,273	1.4%
Regional	1,122,630	190,784	32,142	963,988	3.3
Alternative markets	552,229	99,837	53,438	505,830	10.6
Reinsurance	4,906	116,770	944,498	832,634	113.4
International	121,724	11,934	—	109,790	—

Total	$3,195,411	$572,900	$1,048,004	$3,670,515	28.6%

Schedule V
W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

		Additions-	Deduction-
	Opening	Changed To	Amounts	Ending
	Balance	Expense	Written Off	Balance
Year ended December 31, 2005:
Premiums and fees receivable	$14,687	$12,684	$(7,911)	$19,460
Due from reinsurers	2,457	48	(103)	2,402
Deferred federal and foreign income taxes	4,813	1,762	—	6,575

Total	$21,957	$14,494	$(8,014)	$28,437

Year ended December 31, 2004:
Premiums and fees receivable	$9,620	$10,345	$(5,278)	$14,687
Due from reinsurers	1,920	800	(263)	2,457
Deferred federal and foreign income taxes	4,223	590	—	4,813

Total	$15,763	$11,735	$(5,541)	$21,957

Year ended December 31, 2003:
Premiums and fees receivable	$7,252	$6,951	$(4,583)	$9,620
Due from reinsurers	1,357	580	(17)	1,920
Deferred federal and foreign income taxes	6,825	—	(2,602)	4,223

Total	$15,434	$7,531	$(7,202)	$15,763

Schedule VI
W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
December 31, 2005, 2004 and 2003
(Amounts in thousands)

	2005	2004	2003
Deferred policy acquisition costs	$459,773	$442,484	$405,324
Reserves for losses and loss expenses	6,711,760	5,449,611	4,192,091
Unearned premium	2,189,001	2,064,519	1,857,895
Premiums earned	4,460,935	4,061,092	3,234,610
Net investment income	403,962	291,295	210,056
Losses and loss expenses incurred:
Current Year	2,531,655	2,236,860	1,780,905
Prior Years	186,728	294,931	244,636
Decrease in discount for prior years	57,790	24,220	24,115
Amortization of deferred policy acquisition costs	959,580	909,412	787,167
Paid losses and loss expenses	1,631,725	1,338,464	867,602
Net premiums written	4,604,574	4,266,361	3,670,515