Form 10-Q
period 2006-03-31
BERKLEY W R CORP
filed 2006-05-08
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐     No  ☑
Number of shares of common stock, $.20 par value, outstanding as of May 1, 2006: 192,358,756.

Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$8,443,413	$8,485,104
Equity securities available for sale	499,474	435,699
Equity securities trading account	930,202	567,760
Investments in partnerships and affiliates	409,198	321,662

Total investments	10,282,287	9,810,225

Cash and cash equivalents	636,849	672,941
Premiums and fees receivable	1,188,706	1,106,677
Due from reinsurers	989,249	954,066
Accrued investment income	102,717	101,751
Prepaid reinsurance premiums	194,946	178,621
Deferred policy acquisition costs	484,504	459,773
Real estate, furniture and equipment	186,297	169,472
Deferred Federal and foreign income taxes	167,224	132,059
Goodwill	65,759	65,759
Trading account receivable from brokers and clearing organizations	78,736	98,229
Other assets	146,860	146,714

Total assets	$14,524,134	$13,896,287

Liabilities and Stockholders’ Equity Liabilities:
Reserves for losses and loss expenses	$7,003,243	$6,711,760
Unearned premiums	2,337,619	2,189,001
Due to reinsurers	118,386	87,652
Trading account securities sold but not yet purchased	309,060	198,426
Policyholders’ account balances	90,533	83,893
Other liabilities	615,770	618,712
Junior subordinated debentures	450,975	450,634
Senior notes and other debt	868,170	967,818

Total liabilities	11,793,756	11,307,896

Minority interest	22,015	21,314

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 300,000,000 shares, issued and outstanding, net of treasury shares, 192,297,977 and 191,264,346 shares	47,024	47,024
Additional paid-in capital	830,041	821,050
Retained earnings	2,027,966	1,873,953
Accumulated other comprehensive income (loss)	(2,921)	24,903
Treasury stock, at cost, 42,824,426 and 43,858,056 shares	(193,747)	(199,853)

Total stockholders’ equity	2,708,363	2,567,077

Total liabilities and stockholders’ equity	$14,524,134	$13,896,287

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2006	2005
Revenues:
Net premiums written	$1,278,531	$1,188,168
Change in unearned premiums	(132,154)	(148,193)

Premiums earned	1,146,377	1,039,975
Net investment income	131,497	89,558
Service fees	26,594	30,299
Realized investment gains (losses)	2,675	(361)
Other income	391	517

Total revenues	1,307,534	1,159,988

Expenses:
Losses and loss expenses	701,198	641,146
Other operating expenses	355,654	326,805
Interest expense	23,469	18,125

Total expenses	1,080,321	986,076

Income before income taxes and minority interest	227,213	173,912

Income tax expense	(64,923)	(52,729)
Minority interest	(588)	(312)

Net income	$161,702	$120,871

Earnings per share:
Basic	$.84	$.64

Diluted	$.80	$.61

Average shares outstanding
Basic	191,741	189,837
Diluted	202,331	199,686
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollars in thousands)

	For The Three Months
	Ended March 31,
	2006	2005
Common Stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$821,050	$805,240
Stock options exercised, including tax benefits	5,258	289
Restricted stock units expensed	3,294	1,975
Stock options expensed	439	34

End of period	$830,041	$807,538

Retained earnings:
Beginning of period	$1,873,953	$1,354,489
Net income	161,702	120,871
Dividends	(7,689)	(6,337)

End of period	$2,027,966	$1,469,023

Accumulated other comprehensive income (loss):
Unrealized investment gains:
Beginning of period	$40,746	$109,699
Net change in period	(28,329)	(54,628)

End of period	12,417	55,071

Currency translation adjustments:
Beginning of period	$(15,843)	$2,356
Net change in period	505	(7,703)

End of period	(15,338)	(5,347)

Total accumulated other comprehensive income (loss):	$(2,921)	$49,724

Treasury Stock:
Beginning of period	$(199,853)	$(209,106)
Stock options exercised	6,106	3,184

End of period	$(193,747)	$(205,922)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Cash flows provided by operating activities:
Net income	$161,702	$120,871
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment (gains) losses	(2,675)	361
Depreciation and amortization	18,220	15,034
Minority interest	588	312
Equity in undistributed earnings of partnerships and affiliates	(3,919)	(7,452)
Stock incentive plans	3,985	2,092
Change in:
Fixed and equity securities trading account	(345,672)	(161,861)
Trading account receivable from brokers and clearing organizations	19,493	50,939
Trading account securities sold but not yet purchased	110,634	86,116
Premiums and fees receivable	(82,029)	(52,598)
Due from reinsurers	(35,183)	(1,859)
Accrued investment income	(966)	(1,080)
Prepaid reinsurance premiums	(16,325)	(29,450)
Deferred policy acquisition costs	(24,731)	(21,949)
Deferred income taxes	(18,447)	(3,900)
Other assets	(296)	5,694
Reserves for losses and loss expenses	291,483	285,812
Unearned premiums	148,618	176,479
Due to reinsurers	30,734	(6,335)
Policyholders’ account balances	2,486	1,828
Other liabilities	(18,744)	(35,447)

Net cash flows provided by operating activities	238,956	423,607

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	527,070	679,272
Equity securities	46,493	30,229
Maturities and prepayments of fixed maturities securities	208,681	226,471
Investment in partnerships and affiliates	1,064	8,315
Cost of purchases, excluding trading account:
Fixed maturity securities	(792,116)	(1,576,079)
Equity securities	(80,955)	(123,228)
Investment in partnerships and affiliates	(84,372)	(19,319)
Change in balances due to/from security brokers	14,450	122,073
Net additions to real estate, furniture and equipment	(24,491)	(7,238)

Net cash flows used in investing activities	(184,176)	(659,504)

Cash flows provided by (used in) financing activities:
Repayment of senior notes	(100,000)	—
Receipts credited to policyholders’ account balances	4,248	3,712
Return of policyholders’ account balances	(94)	(139)
Bank deposits received	12,543	3,347
Advances from (repayments to) federal home loan bank	(8,000)	5,900
Net proceeds from stock options exercised	6,605	3,390
Cash dividends	(6,372)	—
Other, net	198	(4,775)

Net cash flows provided by (used in) financing activities	(90,872)	11,435

Net decrease in cash and cash equivalents	(36,092)	(224,462)
Cash and cash equivalents at beginning of year	$672,941	$932,079

Cash and cash equivalents at end of period	$636,849	$707,617

Supplemental disclosure of cash flow information:
Interest paid	$25,003	$20,554

Federal income taxes paid, net	$15,667	$2,753

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (unaudited)
1.	GENERAL
          The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Reclassifications have been made in the 2005 financial statements as originally reported to conform them to the presentation of the 2006 financial statements.
          The income tax provision has been computed based on the Company’s estimated annual effective tax rate, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
          The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Per share amounts have been adjusted to reflect the 3-for-2 common stock split effected April 4, 2006.
          In the opinion of management, the financial information reflects all adjustments that are necessary for a fair presentation of financial position and results of operations for the interim periods. Seasonal weather variations and natural and man-made catastrophes can have a significant impact on the results of any one or more reporting periods.
2.	COMPREHENSIVE INCOME
          The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Net income	$161,702	$120,871

Other comprehensive loss:
Change in unrealized foreign exchange gains (losses)	505	(7,703)
Unrealized holding losses on investment securities arising during the period, net of taxes	(26,576)	(54,721)
Reclassification adjustment for realized (gains) losses included in net income, net of taxes	(1,753)	93

Other comprehensive loss	(27,824)	(62,331)

Comprehensive income	$133,878	$58,540

3.	STOCK-BASED COMPENSATION
          Effective January 1, 2003, the Company adopted the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation”. The fair value provisions of FAS 123 were applied prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. In December 2004, the FASB issued FAS 123R, “Share-Based Payment”, which the Company adopted on January 1, 2006. Under FAS 123R, the cost resulting from all share-based payment transactions with employees, including those awarded prior to January 1, 2003, are recognized in the financial statements using a fair-value-based measurement method. The adoption of FAS 123R resulted in an increase in pretax stock based compensation expense of $0.4 million for the three months ended March 31, 2006.
          The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards for the three months ended March 31, 2005 (dollars in thousands, except per share data).

Net income, as reported	$120,871

Add: Stock-based compensation expense included in reported net income, net of tax	1,306

Deduct: Total stock-based compensation expense under fair value based method for all options, net of tax	(1,782)

Pro forma net income	$120,395

Earnings per share:
Basic — as reported	$.64
Basic — pro forma	$.63
Diluted — as reported	$.61
Diluted — pro forma	$.60
4.	INVESTMENTS
          The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
March 31, 2006	Cost	Value	Value
Fixed maturity securities:
Held to maturity	$244,268	$257,520	$244,268
Available for sale	8,240,347	8,199,145	8,199,145

Total	$8,484,615	$8,456,665	$8,443,413

Equity securities available for sale	$444,110	$499,474	$499,474

Trading Account:
Equity securities	$920,458	$930,202	$930,202
Receivable from broker	78,736	78,736	78,736
Securities sold but not yet purchased	(304,904)	(309,060)	(309,060)

Total trading account	$694,290	$699,878	$699,878

4.	INVESTMENTS (continued)

	Amortized	Fair	Carrying
December 31, 2005	Cost	Value	Value
Fixed maturity securities:
Held to maturity	$248,322	$264,801	$248,322
Available for sale	8,203,039	8,236,782	8,236,782

Total	$8,451,361	$8,501,583	$8,485,104

Equity securities available for sale	$409,991	$435,699	$435,699

Trading Account:
Equity securities	$560,397	$567,760	$567,760
Receivable from broker	98,229	98,229	98,229
Securities sold but not yet purchased	(194,765)	(198,426)	(198,426)

Total trading account	$463,861	$467,563	$467,563

5.	REINSURANCE CEDED
          The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers are net of reserves for uncollectible reinsurance of $3.1 million and $2.4 million as of March 31, 2006 and December 31, 2005, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of income (dollars in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Ceded premiums earned	$115,611	$124,799
Ceded losses incurred	$86,991	$75,003
6.	INDUSTRY SEGMENTS
          The Company’s operations are presently conducted in five segments of the insurance business: specialty lines of insurance, regional property casualty insurance, alternative markets, reinsurance and international.
          Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus lines. The primary lines of business are premises operations, professional liability, commercial automobile, products liability and property lines. The specialty business is conducted through nine operating units. The companies within the segment are divided along the different customer bases and product lines that they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.
          Our regional segment provides commercial insurance products to customers primarily in 38 states. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the Company. The regional operations are conducted through four geographic regions based on markets served: Midwest, New England, Southern (excluding Florida) and Mid Atlantic.

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
          Our reinsurance operations specialize in underwriting property casualty reinsurance on both a treaty and a facultative basis. The principal reinsurance units are facultative reinsurance, which writes individual certificates and program facultative business, treaty reinsurance, which functions as a traditional reinsurer in specialty and standard reinsurance lines, and Lloyd’s reinsurance, which writes property and casualty reinsurance through Lloyd’s.
          Our international segment offers professional indemnity and other lines in the U.K. and Spain, commercial and personal property casualty insurance in Argentina and Brazil and savings and endowment policies to pre-fund education costs in the Philippines.
          The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate.
          Summary financial information about the Company’s operating segments is presented in the following table. Net income by segment consists of revenues less expenses related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
	Earned	Investment			Pre-Tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income	Income
For the three months ended March 31, 2006:
Specialty	$418,245	$44,433	$—	$462,678	$106,486	$75,437
Regional	289,962	18,768	—	308,730	54,630	38,137
Alternative Markets	162,741	25,741	26,594	215,076	67,122	47,233
Reinsurance	225,242	30,105		255,347	30,059	23,753
International	50,187	6,901		57,088	5,912	4,659
Corporate and eliminations	—	5,549	391	5,940	(39,671)	(29,270)
Realized investment gains	—	—	2,675	2,675	2,675	1,753

Consolidated	$1,146,377	$131,497	$29,660	$1,307,534	$227,213	$161,702

For the three months ended March 31, 2005:
Specialty	$371,921	$29,485	$—	$401,406	$80,025	$55,082
Regional	280,299	12,983	—	293,282	59,063	39,742
Alternative Markets	155,267	18,656	30,299	204,222	42,064	29,282
Reinsurance	187,853	21,471	—	209,324	20,275	15,412
International	44,635	5,300	10	49,945	4,484	2,440
Corporate and eliminations	—	1,663	507	2,170	(31,638)	(20,994)
Realized investment (losses)	—	—	(361)	(361)	(361)	(93)

Consolidated	$1,039,975	$89,558	$30,455	$1,159,988	$173,912	$120,871

6.	INDUSTRY SEGMENTS (continued)
Identifiable assets by segment are as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Specialty	$4,934,330	$4,731,062
Regional	2,734,689	2,652,556
Alternative Markets	2,544,750	2,374,967
Reinsurance	4,736,413	4,506,796
International	640,103	613,634
Corporate, other and eliminations	(1,066,151)	(982,728)

Consolidated	$14,524,134	$13,896,287

Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Premises operations	$174,805	$153,010
Automobile	64,466	60,974
Products liability	62,649	54,774
Professional liability	39,394	46,749
Property	37,348	31,998
Other	39,583	24,416

Specialty	418,245	371,921

Commercial multiple peril	114,831	114,920
Automobile	84,001	81,290
Workers’ compensation	58,394	54,134
Other	32,736	29,955

Regional	289,962	280,299

Primary workers’ compensation	69,348	74,918
Excess workers’ compensation	74,662	63,503
Other	18,731	16,846

Alternative Markets	162,741	155,267

Casualty	201,793	157,179
Property	23,449	30,674

Reinsurance	225,242	187,853

International	50,187	44,635

Total	$1,146,377	$1,039,975

7.	COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES
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
SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2006 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the increased level of our retention, natural and man-made catastrophic losses, including hurricanes and as a result of terrorist activities, the impact of competition, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under The Terrorism Risk Insurance Act of 2002, as amended (“TRIA”), the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including merger arbitrage investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to successfully acquire and integrate companies and invest in new insurance ventures, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2006 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in five business segments: specialty insurance, regional property casualty insurance, alternative markets, reinsurance and international. The Company’s primary sources of revenues and earnings are insurance and investments.
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
          An insurer’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates and the credit quality and duration of the securities. The Company also invests in equity securities, including equity securities related to merger arbitrage and convertible arbitrage strategies.
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
          Loss reserves included in the Company’s financial statements represent management’s best estimates and are based upon an actuarially derived point estimate. The Company uses a variety of actuarial techniques and methods to derive an actuarial point estimate for each operating unit. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. In circumstances where one actuarial method is considered more credible than the others, that method is used to set the point estimate. For example, the paid loss and incurred loss development methods rely on historical paid and incurred loss data. For new lines of business, where there is insufficient history of paid and incurred claims data, or in circumstances where there have been significant changes in claim practices, the paid and incurred loss development methods would be less credible than other actuarial methods. The actuarial point estimate may also be based on a judgmental weighting of estimates produced from each of the methods considered. Industry loss experience is used to supplement the Company’s own data in selecting “tail factors” and in areas where the Company’s own data is limited. The actuarial data is analyzed by line of business, coverage and accident or policy year, as appropriate, for each operating unit.
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

          The key assumptions used to arrive at the best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, and reported and paid loss emergence patterns. Expected loss ratios represent management’s expectation of losses at the time the business is written, before any actual claims experience has emerged. This expectation is a significant determinant of ultimate losses and reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate increases, loss cost trends and known changes in the type of risks underwritten. Expected loss ratios are estimated for each key line of business within each operating unit. Expected loss cost inflation is particularly important for the long-tail lines, such as excess casualty, and claims with a high medical component, such as workers’ compensation. Reported and paid loss emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value. Loss development factors are based on the historical emergence patterns of paid and incurred losses, and are derived from the Company’s own experience and industry data. The paid loss emergence pattern is also significant to excess and assumed workers’ compensation reserves because those reserves are discounted to their estimated present value based upon such estimated payout patterns. Management believes the estimates and assumptions it makes in the reserving process provide the best estimate of the ultimate cost of settling claims and related expenses with respect to insured events which have occurred; however, different assumptions and variables could lead to significantly different reserve estimates.
          Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described in our discussion of loss and loss expense reserves, including expected loss ratios, rate of loss cost inflation and reported and paid loss emergence patterns. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our loss estimate for claims occurring in 2005 (dollars in thousands):

	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$50,866	$153,165	$281,014
5%	153,165	259,495	392,407
10%	281,014	392,407	531,648
          Our net reserves for losses and loss expenses of $6.1 billion as of March 31, 2006 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
          Approximately $1.6 billion, or 25%, of the Company’s net loss reserves relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
          Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005

Specialty	$2,209,999	$2,103,542
Regional	949,279	913,768
Alternative Markets	1,243,613	1,198,389
Reinsurance	1,559,298	1,496,455
International	172,187	155,136

Net reserves for losses and loss expenses	6,134,376	5,867,290
Ceded reserves for losses and loss expenses	868,867	844,470

Gross reserves for losses and loss expenses	$7,003,243	$6,711,760

          Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	Reported Case	Incurred but not
	Reserves	Reported	Total

March 31, 2006
General liability	$663,075	$1,497,656	$2,160,731
Workers’ compensation	624,211	839,110	1,463,321
Automobile	329,319	190,843	520,162
International	54,537	117,650	172,187
Other	97,897	160,780	258,677

Total primary	1,769,039	2,806,039	4,575,078
Reinsurance	667,745	891,553	1,559,298

Total	$2,436,784	$3,697,592	$6,134,376

December 31, 2005
General liability	$644,278	$1,410,008	$2,054,286
Workers’ compensation	602,855	808,207	1,411,062
Automobile	326,827	175,320	502,147
International	52,144	102,992	155,136
Other	104,803	143,401	248,204

Total primary	1,730,907	2,639,928	4,370,835
Reinsurance	686,551	809,904	1,496,455

Total	$2,417,458	$3,449,832	$5,867,290

          For the three months ended March 31, 2006, the Company reported losses and loss expenses of $701 million, of which $6 million represented an increase in estimates for claims occurring in prior years. The increase in estimates for claims occurring in prior years was $16 million for assumed reinsurance offset by a decrease of $10 million for primary business. On an accident year basis, the change in prior year reserves is comprised of an increase in estimates for claims occurring in accident years prior to 2005 that was partially offset by a decrease in estimates for claims occurring in accident year 2005.
          Case reserves for primary business increased 2% to $1.8 billion as a result of a 2% increase in the number of outstanding claims and a 1% increase in the average case reserve per claim. Reserves for incurred but not reported losses for primary business increased 6% to $2.8 billion at March 31, 2006 from $2.6 billion at December 31, 2005. Prior year reserves decreased by $13 million for the alternative markets segment and increased by $1 million and $2 million, respectively, for the regional and international segments. By line of business, prior year reserves decreased by $12 million for workers’ compensation and increased by $1 million each for commercial automobile and property lines. The decrease in worker’s compensation prior year reserves reflects the favorable impact of workers’ compensation reforms in California on loss cost trends.
          Case reserves for reinsurance business decreased 3% to $668 million at March 31, 2006 from $687 million at December 31, 2005. Reserves for incurred but not reported losses for reinsurance business increased 10% to $892 million at March 31, 2006 from $810 million at December 31, 2005. Prior year reserves increased $16 million as losses reported by ceding companies for those years were higher than expected. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as losses are reported by ceding companies and additional information becomes available.
          Premium Estimates. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $110 million and $90 million at March 31, 2006 and December 31, 2005, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company’s also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.
          The Company’s policy is to recognize earned but unbilled audit premiums when they are reliably determinable. As of March 31, 2006 and December 31, 2005, the Company reported an accrual for earned but unbilled audit premiums receivable of $50 million and $47 million, respectively.

Business Segment Results
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2006 and 2005. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2006	2005

Specialty
Gross premiums written	$474,301	$443,473
Net premiums written	447,563	415,939
Premiums earned	418,245	371,921
Loss ratio	59.9%	61.3%
Expense ratio	25.3%	25.1%
Combined ratio	85.2%	86.4%

Regional
Gross premiums written	$364,666	$367,373
Net premiums written	311,381	313,825
Premiums earned	289,962	280,299
Loss ratio	56.6%	53.1%
Expense ratio	31.0%	30.5%
Combined ratio	87.6%	83.6%

Alternative Markets
Gross premiums written	$273,448	$283,262
Net premiums written	238,422	232,581
Premiums earned	162,741	155,267
Loss ratio	55.4%	68.1%
Expense ratio	21.2%	20.8%
Combined ratio	76.6%	88.9%

Reinsurance
Gross premiums written	$247,033	$202,482
Net premiums written	235,809	187,544
Premiums earned	225,242	187,853
Loss ratio	72.6%	68.9%
Expense ratio	27.4%	31.8%
Combined ratio	100.0%	100.7%

International
Gross premiums written	$51,387	$46,500
Net premiums written	45,356	38,279
Premiums earned	50,187	44,635
Loss ratio	65.7%	65.2%
Expense ratio	33.5%	31.1%
Combined ratio	99.2%	96.3%

Consolidated
Gross premiums written	$1,410,835	$1,343,090
Net premiums written	1,278,531	1,188,168
Premiums earned	1,146,377	1,039,975
Loss ratio	61.2%	61.7%
Expense ratio	27.0%	27.5%
Combined ratio	88.2%	89.2%

     Results of Operations for the Three Months Ended March 31, 2006 and 2005.
          The following table presents the Company’s net income and net income per share for the three months ended March 31, 2006 and 2005 (amounts in thousands, except per share data):

	2006	2005

Net income	$161,702	$120,871
Weighted average diluted shares	202,331	199,686
Net income per diluted share	$0.80	$0.61

          The increase in net income in 2006 compared with 2005 reflects higher investment income and higher profits from underwriting activity. The increase in investment income was the result of an increase in average invested assets as well as an increase in the average yield on investments. The improvement in underwriting results is attributable to a 10% increase in earned premiums, a 0.5 percentage point decrease in the loss ratio (losses and loss expenses incurred expressed as percentage of earned premiums) and a 0.5 percentage point decrease in the expense ratio (underwriting expenses experienced as a percentage of premiums earned).
          Gross Premiums Written. Gross premiums written were $1.4 billion in 2006, up 5% from 2005. While prices increased significantly in 2002 and 2003, the Company experienced an increased level of price competition in 2004 and 2005. This trend continued in 2006 with price levels for renewal business declining approximately 1%, as compared with the prior year period.
          Gross premiums for the regional and alternative markets segments include premiums written on behalf of assigned risk plans managed by the Company. The assigned risk premiums are fully reinsured by the respective state-sponsored assigned risk plans. A summary of gross premiums written in 2006 compared with 2005 by business segment follows:
•	Specialty gross premiums increased by 7% to $474 million in 2006 from $443 million in 2005. The number of specialty policies issued in 2006 increased 11%, and the average premium per policy increased 1%. Average prices for renewal policies, adjusted for changes in exposure, decreased 0.3%. Gross premiums written increased 13% for premises operations, 2% for products liability and 17% for property lines. Gross premiums written decreased 6% for professional liability lines and 4% for commercial automobile.

•	Regional gross premiums decreased by 1% to $365 million in 2006 from $367 million in 2005. The number of policies issued in 2006 decreased 6%, and the average premium per policy increased 5%. Average prices for renewal policies, adjusted for changes in exposure, decreased 1.4%. Gross premiums written increased by 7% for workers’ compensation and decreased by 4% for both commercial multiple peril and commercial automobile. Gross premiums include assigned risk premiums of $34 million in 2006 and $35 million in 2005.

•	Alternative markets gross premiums decreased by 4% to $273 million in 2006 from $283 million in 2005. Gross premiums included gross premiums for assigned risk plans of $24 million in 2006 and $38 million in 2005. Excluding the assigned risk plan premiums, alternative market’s gross premiums increased by 2%. The number of policies issued in 2006 decreased 2%, and the average premium per policy increased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 1.5%. Gross premiums written increased by 10% for excess workers’ compensation and decreased by 12% for primary workers’ compensation.

•	Reinsurance gross premiums increased by 22% to $247 million in 2006 from $202 million in 2005. Casualty gross premiums written increased 25% to $202 million, and property gross premiums written increased 10% to $45 million. The 2006 premiums include $48 million related to a new medical malpractice reinsurance agreement with low risk transfer.

•	International gross premiums increased by 11% to $51 million in 2006 from $47 million in 2005.

          Net Premiums Earned. Net premiums earned increased 10% to $1.1 billion from $1.0 billion in 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2006 are related to premiums written during both 2006 and 2005. The 10% growth rate for 2006 earned premiums reflects the underlying growth in net premiums written in those years.
          Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2006 and 2005 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2006	2005	2006	2005
Fixed maturity securities, including cash	$100,491	$70,639	4.4%	3.9%
Equity securities available for sale	6,901	6,748	6.5%	6.6%
Arbitrage trading account	19,592	5,270	13.0%	5.2%
Investments in partnerships and affiliates	4,976	7,450	5.5%	12.2%

Gross investment income	131,960	90,107	5.0%	4.3%
Investment expenses and interest on funds held	(463)	(549)

Total	$131,497	$89,558

          Net investment income increased 47% to $131 million in 2006 from $90 million in 2005. Average invested assets (including cash and cash equivalents) increased 25% to $10.5 billion in 2006 compared with $8.4 billion in 2005. The increase was a result of cash flow from operations and the net proceeds from borrowings during 2005. The average annualized gross yield on investments increased to 5.0% in 2006 from 4.3% in 2005 due primarily to higher short-term interest rates and higher returns on the arbitrage trading account.
          Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $27 million in 2006, down from $30 million in 2005, primarily as a result of a decline in fees for managing assigned risk plans.
           Realized Investment Gains (Losses). Realized investment gains (losses) result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment gains were $3 million in 2006 compared with realized investment losses of $0.4 million in 2005. Provisions for other than temporary impairment were $1.6 million in 2005 (compared with none in 2006). The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
          Losses and Loss Expenses. Losses and loss expenses increased 9% to $701 million in 2006 from $641 million in 2005 due to increased premium volume. The consolidated loss ratio decreased to 61.2% in 2006 from 61.7% in 2005 primarily as a result of a decrease in additions to prior year loss reserves ($6 million in 2006 compared with $27 million in 2005). A summary of loss ratios in 2006 compared with 2005 by business segment follows:
•	Specialty’s loss ratio was 59.9% in 2006 compared with 61.3% in 2005 principally due to lower prior year reserve development.

•	The regional loss ratio was 56.6% in 2006 compared with 53.1% in 2005. The increase reflects higher property losses as well as the impact of loss cost inflation. Weather-related losses were $4.6 million in 2006 compared with $2.3 million in 2005.

•	Alternative market’s loss ratio decreased to 55.4% from 68.1% primarily as a result of the favorable impact of workers’ compensation reforms in California.
•	The reinsurance loss ratio was 72.6% in 2006 compared with 68.9% in 2005 as a result of higher loss estimates for treaty reinsurance business. The loss ratios for both years include approximately 7 percentage points as a result of prior year reserve development.

•	The international loss ratio was 65.7% in 2006 compared with 65.2% in 2005 primarily as a result of an increase in estimated losses for business written in Europe.
          Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Underwriting expenses	$310,090	$285,751
Service company expenses	23,185	24,227
Other costs and expenses	22,379	16,827

Total	$355,654	$326,805

          Underwriting expenses increased 9% in 2006 compared with 2005 primarily as a result of higher premium volume. Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 27.0% in 2006 and 27.5% in 2005.
     Service company expenses, which represent the costs associated with the alternative market’s fee-based business, decreased 4% to $23 million primarily as a result of a decrease in costs associated with the servicing of assigned risk plan business.
     Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 33% to $22 million primarily as a result of higher incentive compensation costs.
     Interest Expense. Interest expense increased 29% to $23 million as a result of the issuance of $200 million of 5.6% senior notes in May 2005 and $250 million of 6.75% junior subordinated debentures in July 2005, which were partially offset by the repayment of $100 million 6.25% senior notes in January 2006.
     Income taxes. The effective income tax rate was 29% in 2006 and 30% in 2005. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
Investments
          As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes adequate to meet payment obligations. The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations.

          The carrying value of the Company’s investment portfolio and investment-related assets as of March 31, 2006 and December 31, 2005 were as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Fixed maturity securities	$8,443,413	$8,485,104
Equity securities available for sale	499,474	435,699
Equity securities trading account	930,202	567,760
Investments in partnerships and affiliates	409,198	321,662

Total investments	10,282,287	9,810,225

Cash and cash equivalents	636,849	672,941

Trading account receivable from brokers and clearing organization	78,736	98,229
Trading account securities sold but not yet purchased	(309,060)	(198,426)
Unsettled purchases	(19,167)	(4,719)

Total	$10,669,645	$10,378,250

          Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At March 31, 2006 (as compared to December 31, 2005), the fixed maturities portfolio mix was as follows: U.S. Government securities were 15% (15% in 2005); state and municipal securities were 55% (55% in 2005); corporate securities were 10% (9% in 2005); mortgage-backed securities were 17% (18% in 2005); and foreign bonds were 3% (3% in 2005).
          The Company’s philosophy related to holding or selling fixed maturity securities is based on its objective of maximizing total return. The key factors that management considers in its investment decisions as to whether to hold or sell fixed maturity securities are its view of the underlying fundamentals of specific securities as well as its expectations regarding interest rates, credit spreads and currency values. In a period in which management expects interest rates to rise, the Company may sell longer duration securities in order to mitigate the impact of an interest rate rise on the market value of the portfolio. Similarly, in a period in which management expects credit spreads to widen, the Company may sell lower quality securities, and in a period in which management expects certain foreign currencies to decline in value, the Company may sell securities denominated in those foreign currencies. The sale of fixed maturity securities in order to achieve the objective of maximizing total return may result in realized gains; however, there is no reason to expect these gains to continue in future periods.
          Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in common and preferred stocks of publicly traded real estate investment trusts, banks and utilities.
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

          Investments in Partnerships and Affiliates. At March 31, 2006 (as compared to December 31, 2005), investments in partnerships and affiliates were as follows: equity in Kiln plc was $75 million ($74 million in 2005); real estate funds were $246 million ($160 million in 2005); fixed income relative value funds were $52 million ($52 million in 2005); and other investments were $36 million ($36 million in 2005).
          Securities in an Unrealized Loss Position. The following table summarizes all securities in an unrealized loss position at March 31, 2006 and December 31, 2005 by the length of time those securities have been continuously in an unrealized loss position:

		Aggregate	Gross
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Loss
March 31, 2006 Fixed maturities:
0– 6 months	233	$2,527,678	$27,304
7– 12 months	121	1,428,276	27,562
Over 12 months	190	2,090,345	53,574

Total	544	$6,046,299	$108,440

Equity securities available for sale:
0– 6 months	37	$97,126	$1,454
7– 12 months	10	20,177	764
Over 12 months	13	90,264	1,460

Total	60	$207,567	$3,678

December 31, 2005 Fixed maturities:
0– 6 months	237	$2,921,830	$29,928
7– 12 months	65	878,549	12,124
Over 12 months	96	847,400	17,410

Total	398	$4,647,779	$59,462

Equity securities available for sale:
0– 6 months	38	$45,443	$1,221
7– 12 months	15	106,979	2,571
Over 12 months	4	11,364	609

Total	57	$163,786	$4,401

          At March 31, 2006, gross unrealized gains were $143 million, or 1% of total investments, and gross unrealized losses were $112 million, or 0.5% of total investments. There were 334 securities that have been continuously in an unrealized loss position for more than six months. Those securities had an aggregate fair value of $3.6 billion and an aggregate unrealized loss of $83 million. The decline in market value for these securities is primarily due to an increase in market interest rates. Management regularly reviews its investment portfolio to determine whether a decline in value as a result of deterioration in the financial position or future prospects of the issuer is considered to be other than temporary. A decline is value is considered to be other than temporary where there has been a sustained reduction in market value and there are no mitigating circumstances. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income.

Liquidity and Capital Resources
          Cash Flow. Cash flow provided from operating activities was $239 million in 2006 and $424 million in 2005. The decrease is primarily a result of higher cash transfers to the arbitrage trading account ($200 million in 2006 compared with $25 million in 2005).
          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 85% invested in cash, cash equivalents and marketable fixed income securities as of March 31, 2006. If the sale of fixed income securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
          Financing Activity. At March 31, 2006, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,319 million and a face amount of $1,337 million. The maturities of the outstanding debt are $89 million in 2008, $150 million in 2010, $200 million in 2013, $200 million in 2015, $150 million in 2019, $76 million in 2022, $12 million in 2023 and $460 million in 2045 (of which $210 million is prepayable in 2006 and $250 million is prepayable in 2010). The Company repaid $100 million of 6.25% senior notes in January 2006.
          As of March 31, 2006, the Company has repurchased preferred securities of the W. R. Berkley Capital Trust with an aggregate principal amount of $82 million and a carrying value of $83 million. The preferred securities, which are secured by the Company’s junior subordinated debentures, are reported as investments in fixed income securities on the accompanying balance sheet and have not been deducted from the outstanding debt amounts referred to in the preceding paragraph.
          At March 31, 2006, stockholders’ equity was $2.7 billion and total capitalization (stockholders’ equity, senior notes and other debt and junior subordinated debentures) was $4.0 billion. The percentage of the Company’s capital attributable to senior notes and other debt and junior subordinated debentures was 33% at March 31, 2006, compared with 36% at December 31, 2005.

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
          The duration of the investment portfolio increased to 4.0 years at March 31, 2006 from 3.8 years at December 31, 2005. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2005.

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
          Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A.	Risk Factors
          There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Set forth below is a summary of the shares repurchased by the Company during the quarter and the number of shares remaining authorized for purchase by the Company.

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans or
	purchased	share	or programs	programs (1)
January 2006	—	—	None	4,024,688
February 2006	—	—	None	4,024,688
March 2006	—	—	None	4,024,688
(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,125,000 shares that was approved by the Board of Directors on November 10, 1998.

Item 6.	Exhibits
          Number

(31.1)	(Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: May 8, 2006	/s/ William R. Berkley William R. Berkley
Chairman of the Board and
Chief Executive Officer

Date: May 8, 2006	/s/ Eugene G. Ballard

Eugene G. Ballard
Senior Vice President,
Chief Financial Officer
and Treasurer