Form 10-Q
period 2006-06-30
BERKLEY W R CORP
filed 2006-08-07
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of August 1, 2006: 191,350,878.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$8,495,284	$8,485,104
Equity securities available for sale	552,260	435,699
Equity securities trading account	711,481	567,760
Investments in partnerships and affiliates	385,411	321,662

Total investments	10,144,436	9,810,225

Cash and cash equivalents	783,402	672,941
Premiums and fees receivable	1,268,690	1,106,677
Due from reinsurers	951,732	954,066
Accrued investment income	105,037	101,751
Prepaid reinsurance premiums	197,792	178,621
Deferred policy acquisition costs	490,201	459,773
Real estate, furniture and equipment	183,463	169,472
Deferred Federal and foreign income taxes	193,309	132,059
Goodwill	65,759	65,759
Trading account receivable from brokers and clearing organizations	158,275	98,229
Other assets	149,820	146,714

Total assets	$14,691,916	$13,896,287

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$7,276,382	$6,711,760
Unearned premiums	2,374,069	2,189,001
Due to reinsurers	96,686	87,652
Trading account securities sold but not yet purchased	123,737	198,426
Policyholders’ account balances	90,239	83,893
Other liabilities	584,966	618,712
Junior subordinated debentures	451,317	450,634
Senior notes and other debt	868,509	967,818

Total liabilities	11,865,905	11,307,896

Minority interest	25,188	21,314

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 191,282,355 and 191,264,346 shares	47,024	47,024
Additional paid-in capital	837,535	821,050
Retained earnings	2,185,711	1,873,953
Accumulated other comprehensive income (loss)	(33,027)	24,903
Treasury stock, at cost, 43,835,563 and 43,858,056 shares	(236,420)	(199,853)

Total stockholders’ equity	2,800,823	2,567,077

Total liabilities and stockholders’ equity	$14,691,916	$13,896,287

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Net premiums written	$1,217,985	$1,135,011	$2,496,516	$2,323,179
Change in unearned premiums	(31,305)	(43,138)	(163,459)	(191,331)

Premiums earned	1,186,680	1,091,873	2,333,057	2,131,848
Net investment income	145,067	93,622	276,564	183,180
Service fees	26,966	28,662	53,560	58,961
Realized investment gains (losses)	(673)	6,126	2,002	5,765
Other income	306	501	697	1,018

Total revenues	1,358,346	1,220,784	2,665,880	2,380,772

Expenses:
Losses and loss expenses	742,110	675,326	1,443,308	1,316,472
Other operating expenses	358,926	334,600	714,580	661,405
Interest expense	23,272	19,217	46,741	37,342

Total expenses	1,124,308	1,029,143	2,204,629	2,015,219

Income before income taxes and minority interest	234,038	191,641	461,251	365,553

Income tax expense	(67,883)	(56,095)	(132,806)	(108,824)
Minority interest	(703)	(1,467)	(1,291)	(1,779)

Net income	$165,452	$134,079	$327,154	$254,950

Earnings per share:
Basic	$.86	$.70	$1.70	$1.34

Diluted	$.82	$.67	$1.62	$1.28

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(dollars in thousands)

	For The Six Months
	Ended June 30,
	2006	2005
Common Stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$821,050	$805,240
Stock options exercised, including tax benefits	7,885	2,621
Restricted stock units expensed	7,031	3,942
Stock options expensed	877	67
Stock issued to Directors	692	225

End of period	$837,535	$812,095

Retained earnings:
Beginning of period	$1,873,953	$1,354,489
Net income	327,154	254,950
Dividends	(15,396)	(12,686)

End of period	$2,185,711	$1,596,753

Accumulated other comprehensive income (loss):
Unrealized investment gains (losses):
Beginning of period	$40,746	$109,699
Net change in period	(64,642)	7,718

End of period	(23,896)	117,417

Currency translation adjustments:
Beginning of period	$(15,843)	$2,356
Net change in period	6,712	(10,271)

End of period	(9,131)	(7,915)

Total accumulated other comprehensive income (loss):	$(33,027)	$109,502

Treasury Stock:
Beginning of period	$(199,853)	$(209,106)
Stock options exercised	8,403	5,088
Stock issued to Directors	89	80
Purchase of common stock	(45,059)	(170)

End of period	$(236,420)	$(204,108)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Six Months
	Ended June 30,
	2006	2005
Cash flows provided by operating activities:
Net income	$327,154	$254,950
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment gains	(2,002)	(5,765)
Depreciation and amortization	33,962	30,832
Minority interest	1,291	1,779
Equity in undistributed earnings of affiliates	(12,194)	(13,781)
Stock incentive plans	8,689	4,314
Change in:
Equity securities trading account	(123,079)	(251,691)
Premiums and fees receivable	(162,013)	(84,247)
Due from reinsurers	2,334	(33,136)
Accrued investment income	(3,286)	(13,761)
Prepaid reinsurance premiums	(19,171)	(19,255)
Deferred policy acquisition cost	(30,428)	(27,760)
Deferred income taxes	(26,549)	(9,452)
Trading account receivable from brokers and clearing organizations	(60,046)	51,166
Other assets	(3,406)	(9,158)
Reserves for losses and loss expenses	564,622	596,079
Unearned premiums	185,068	207,835
Due to reinsurers	9,034	(14,075)
Trading account securities sold but not yet purchased	(74,689)	129,432
Policyholders’ account balances	(1,790)	249
Other liabilities	(51,477)	(52,561)

Net cash flows provided by operating activities	562,024	741,994

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	773,409	940,540
Equity securities	77,096	162,153
Maturities and prepayments of fixed maturities securities	473,700	632,442
Investment in affiliates	44,245	11,011
Cost of purchases, excluding trading account:
Fixed maturity securities	(1,428,745)	(2,742,096)
Equity securities	(163,842)	(172,635)
Investment in affiliates	(90,555)	(23,936)
Change in balances due to/from security brokers	29,608	106,831
Net additions to real estate, furniture and equipment	(28,274)	(15,460)
Cost of minority interest acquired	—	(28,000)

Net cash flows used in investing activities	(313,358)	(1,129,150)

Cash flows (used in) provided by financing activities:
Net proceeds from issuance of senior notes	—	198,149
Receipts credited to policyholders’ account balances	8,327	7,256
Return of policyholders’ account balances	(191)	(375)
Bank deposits received	11,267	7,416
Advances from (repayments to) federal home loan bank	(9,500)	5,525
Net proceeds from stock options exercised	9,016	5,260
Repayment of senior notes	(100,000)	(40,000)
Cash dividends	(21,768)	(12,686)
Stock repurchases	(45,059)	(170)
Other, net	9,703	(7,343)

Net cash flows (used in) provided by financing activities	(138,205)	163,032

Net increase in cash and cash equivalents	110,461	(224,124)
Cash and cash equivalents at beginning of year	$672,941	$932,079

Cash and cash equivalents at end of period	$783,402	$707,955

Supplemental disclosure of cash flow information:
Interest paid	$47,813	$34,395

Federal income taxes paid	$150,386	$114,395

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
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (the “FASB”) issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This new interpretation of Statement of Financial Accounting Standards (“FAS”) No. 109 establishes a new accounting model for income tax reserves and contingencies. The adoption of FIN 48 will not have a material impact on the Company’s financial condition or results of operations.
3. COMPREHENSIVE INCOME
     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$165,452	$134,079	$327,154	$254,950
Other comprehensive income (loss):
Change in unrealized foreign exchange gains (losses)	6,207	(2,568)	6,712	(10,271)
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	(36,847)	66,115	(63,423)	11,394
Reclassification adjustment for realized (gains) losses included in net income, net of taxes	534	(3,769)	(1,219)	(3,676)

Other comprehensive income (loss)	(30,106)	59,778	(57,930)	(2,553)

Comprehensive income	$135,346	$193,857	$269,224	$252,397

4. STOCK-BASED COMPENSATION
     Effective January 1, 2003, the Company adopted the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation”. The fair value provisions of FAS 123 were applied prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. In December 2004, the FASB issued FAS 123R, “Share-Based Payment”, which the Company adopted on January 1, 2006. Under FAS 123R, the cost resulting from all share-based payment transactions with employees, including those awarded prior to January 1, 2003, are recognized in the financial statements using a fair-value-based measurement method. The adoption of FAS 123R resulted in an increase in pretax stock based compensation expense of $0.9 million for the six months ended June 30, 2006.
     The following table illustrates the pro forma effect on net income and earnings per share as if FAS 123R had been adopted on January 1, 2005 (dollars in thousands, except per share data).

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$134,079	$254,950

Add: Stock-based compensation expense included in reported net income, net of tax	1,300	2,606

Deduct: Total stock-based compensation expense under fair value based method for all options, net of tax	(1,780)	(3,562)

Pro forma net income	$133,599	$253,994

Earnings per share:
Basic — as reported	$.70	$1.34
Basic — pro forma	.70	1.34
Diluted — as reported	.67	1.28
Diluted — pro forma	.67	1.27
5. INVESTMENTS
     The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
June 30, 2006	Cost	Value	Value
Fixed maturity securities:
Held to maturity	$235,539	$245,477	$235,539
Available for sale	8,361,403	8,259,745	8,259,745

Total	$8,596,942	$8,505,222	$8,495,284

Equity securities available for sale	$496,097	$552,260	$552,260

Trading Account:
Equity securities	$705,245	$711,481	$711,481
Receivable from broker	158,275	158,275	158,275
Securities sold but not yet purchased	(121,387)	(123,737)	(123,737)

Total trading account	$742,133	$746,019	$746,019

5. INVESTMENTS (continued)

	Amortized	Fair	Carrying
December 31, 2005	Cost	Value	Value
Fixed maturity securities:
Held to maturity	$248,322	$264,801	$248,322
Available for sale	8,203,039	8,236,782	8,236,782

Total	$8,451,361	$8,501,583	$8,485,104

Equity securities available for sale	$409,991	$435,699	$435,699

Trading Account:
Equity securities	$560,397	$567,760	$567,760
Receivable from broker	98,229	98,229	98,229
Securities sold but not yet purchased	(194,765)	(198,426)	(198,426)

Total trading account	$463,861	$467,563	$467,563

6. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers are net of reserves for uncollectible reinsurance of $2.7 million and $2.4 million as of June 30, 2006 and December 31, 2005, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Ceded premiums earned	$121,056	$124,418	$236,667	$249,218
Ceded losses incurred	$58,096	$82,706	$145,087	$157,710
7. INDUSTRY SEGMENTS
     The Company’s operations are presently conducted in five segments of the insurance business: specialty lines of insurance, regional property casualty insurance, alternative markets, reinsurance and international.
     Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus lines. The primary lines of business are premises operations, products liability, commercial automobile, professional liability and property lines. The companies within the segment are divided along the different customer bases and product lines that they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.
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

7. INDUSTRY SEGMENTS (continued)
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Income tax expense and benefits are calculated based upon the Company’s effective tax rate.
     Summary financial information about the Company’s operating segments is presented in the following table. Net income by segment consists of revenues less expenses related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
					Income before
					Taxes and
	Earned	Investment			Minority	Net
(dollars in thousands)	Premiums	Income	Other	Total	Interest	Income
For the three months ended June 30, 2006:
Specialty	$443,212	$49,555	$—	$492,767	$112,732	$76,829
Regional	299,613	20,485	—	320,098	43,930	30,009
Alternative Markets	162,028	28,690	26,966	217,684	74,520	50,495
Reinsurance	226,307	33,326	—	259,633	34,037	24,506
International	55,520	8,187	—	63,707	10,820	6,485
Corporate and eliminations	—	4,824	306	5,130	(41,328)	(22,338)
Realized investment (losses)	—	—	(673)	(673)	(673)	(534)

Consolidated	$1,186,680	$145,067	$26,599	$1,358,346	$234,038	$165,452

For the three months ended June 30, 2005:
Specialty	$406,301	$31,325	$—	$437,626	$80,533	$56,577
Regional	292,037	13,611	—	305,648	48,592	33,426
Alternative Markets	161,029	19,591	28,662	209,282	55,060	38,438
Reinsurance	185,914	22,110	—	208,024	25,361	19,481
International	46,592	5,073	42	51,707	6,118	2,332
Corporate and eliminations	—	1,912	459	2,371	(30,149)	(19,944)
Realized investment gains	—	—	6,126	6,126	6,126	3,769

Consolidated	$1,091,873	$93,622	$35,289	$1,220,784	$191,641	$134,079

7. INDUSTRY SEGMENTS (continued)

	Revenues
					Income Before
					Taxes and
	Earned	Investment			Minority	Net
(dollars in thousands)	Premiums	Income	Other	Total	Interest	Income
For the six months ended June 30, 2006:
Specialty	$861,457	$93,988	$—	$955,445	$219,218	$152,266
Regional	589,575	39,253	—	628,828	98,560	68,146
Alternative Markets	324,769	54,431	53,560	432,760	141,642	97,728
Reinsurance	451,549	63,431	—	514,980	64,096	48,259
International	105,707	15,088	—	120,795	16,732	11,144
Corporate and eliminations	—	10,373	697	11,070	(80,999)	(51,608)
Realized investment gains	—	—	2,002	2,002	2,002	1,219

Consolidated	$2,333,057	$276,564	$56,259	$2,665,880	$461,251	$327,154

For the six months ended June 30, 2005:
Specialty	$778,222	$60,810	$—	$839,032	$160,558	$111,660
Regional	572,336	26,594	—	598,930	107,655	73,167
Alternative Markets	316,296	38,247	58,961	413,504	97,124	67,720
Reinsurance	373,767	43,581	—	417,348	45,636	34,893
International	91,227	10,373	52	101,652	10,602	4,772
Corporate and eliminations	—	3,575	966	4,541	(61,787)	(40,938)
Realized investment gains	—	—	5,765	5,765	5,765	3,676

Consolidated	$2,131,848	$183,180	$65,744	$2,380,772	$365,553	$254,950

Identifiable assets by segment are as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Specialty	$5,097,195	$4,731,062
Regional	2,716,612	2,652,556
Alternative Markets	2,563,442	2,374,967
Reinsurance	4,822,237	4,506,796
International	690,120	613,634

Corporate, other and eliminations	(1,197,690)	(982,728)

Consolidated	$14,691,916	$13,896,287

7. INDUSTRY SEGMENTS (continued)
Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Premises operations	$193,134	$163,219	$367,939	$316,229
Automobile	66,008	68,453	130,474	129,427
Products liability	68,114	58,934	130,763	113,708
Professional liability	39,268	49,464	78,662	96,213
Property	38,158	34,419	75,506	66,417
Other	38,530	31,812	78,113	56,228

Specialty	443,212	406,301	861,457	778,222

Commercial multiple peril	117,287	116,664	232,118	231,584
Automobile	86,580	84,371	170,581	165,661
Workers’ compensation	61,463	60,709	119,857	114,843
Other	34,283	30,293	67,019	60,248

Regional	299,613	292,037	589,575	572,336

Primary workers’ compensation	67,301	76,983	136,649	151,901
Excess workers’ compensation	75,052	67,314	149,714	130,817
Other	19,675	16,732	38,406	33,578

Alternative Markets	162,028	161,029	324,769	316,296

Casualty	204,399	155,178	406,192	312,357
Property	21,908	30,736	45,357	61,410

Reinsurance	226,307	185,914	451,549	373,767

International	55,520	46,592	105,707	91,227

Total	$1,186,680	$1,091,873	$2,333,057	$2,131,848

8. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES
     The Company’s subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company’s estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters will have a material adverse effect on its financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2006 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, the increased level of our retention, natural and man-made catastrophic losses, including hurricanes and as a result of terrorist activities, the impact of competition, the success of our new ventures or acquisitions and the availability of other opportunities, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under The Terrorism Risk Insurance Act of 2002, as amended (“TRIA”), the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including merger arbitrage investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2006 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

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
     Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for incurred but not reported losses (“IBNR”) (less IBNR is required for lines with short reporting lags). As a result, loss reserves for lines with short reporting lags are likely to have less variation from initial loss estimates. For lines with short reporting lags, which include commercial automobile, primary workers’ compensation, commercial multi-peril business, other liability (claims-made) and property business, the key assumption is the loss emergence pattern used to project ultimate loss estimates from known losses paid or reported to date. For lines of business with long reporting lags, which include other liability (occurrence), products liability, excess workers’ compensation and liability reinsurance, the key assumption is the expected loss ratio since there is little paid or incurred loss data to consider.
     Historically, the Company has experienced less variation from its initial loss estimates for lines of businesses with short reporting lags than for lines of business with long reporting lags. For example, as of December 31, 2005, initial loss estimates for accident years 1996 through 2004 were increased by an average of 6% for lines with short reporting lags and by an average of 37% for lines with long reporting lags. For the latest accident year ended December 31, 2005, initial loss estimates were $1.6 billion for lines with short reporting lags and $0.9 billion for lines with long reporting lags.
     The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. For example, in 2005 loss reserves for our commercial, transportation business were increased to reflect an observed trend of higher severity losses, and loss reserves for our California workers’ compensation business were decreased to reflect an observed trend of lower severity losses following the enactment of legislative reforms.

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
     Our net reserves for losses and loss expenses of $6.4 billion as of June 30, 2006 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
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
     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005

Specialty	$2,321,778	$2,103,542
Regional	988,975	913,768
Alternative Markets	1,284,753	1,198,389
Reinsurance	1,634,165	1,496,455
International	195,946	155,136

Net reserves for losses and loss expenses	6,425,617	5,867,290
Ceded reserves for losses and loss expenses	850,765	844,470

Gross reserves for losses and loss expenses	$7,276,382	$6,711,760

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	Reported Case	Incurred but
	Reserves	not Reported	Total

June 30, 2006
General liability	$682,792	$1,593,747	$2,276,539
Workers’ compensation	654,532	850,773	1,505,305
Automobile	330,294	206,167	536,461
International	63,765	132,181	195,946
Other	104,008	173,193	277,201

Total primary	1,835,391	2,956,061	4,791,452
Reinsurance	654,738	979,427	1,634,165

Total	$2,490,129	$3,935,488	$6,425,617

December 31, 2005
General liability	$644,278	$1,410,008	$2,054,286
Workers’ compensation	602,855	808,207	1,411,062
Automobile	326,827	175,320	502,147
International	52,144	102,992	155,136
Other	104,803	143,401	248,204

Total primary	1,730,907	2,639,928	4,370,835
Reinsurance	686,551	809,904	1,496,455

Total	$2,417,458	$3,449,832	$5,867,290

     For the six months ended June 30, 2006, the Company reported losses and loss expenses of $1.4 billion, of which $14 million represented an increase in estimates for claims occurring in prior years. The estimates for claims occurring in prior years were increased by $31 million for assumed reinsurance and decreased by $17 million for primary business. On an accident year basis, the change in prior year reserves is comprised of an increase in estimates for claims occurring in accident years prior to 2003 that was partially offset by a decrease in estimates for claims occurring in accident years 2004 and 2005.
     Case reserves for primary business increased 6% to $1.8 billion as a result of a 4% increase in the number of outstanding claims and a 2% increase in the average case reserve per claim. Reserves for incurred but not reported losses for primary business increased 12% to $3.0 billion at June 30, 2006 from $2.6 billion at December 31, 2005. Prior year reserves decreased by $25 million for the alternative markets segment and increased by $5 million and $3 million, respectively, for the regional and specialty segments. By line of business, prior year reserves decreased by $25 million and $3 million, respectively, for workers’ compensation and general liability and increased by $3 million and $8 million, respectively, for commercial automobile and property lines. The decrease in worker’s compensation prior year reserves reflects the favorable impact of workers’ compensation reforms in California on loss cost trends.
     Case reserves for reinsurance business decreased 5% to $655 million at June 30, 2006 from $687 million at December 31, 2005. Reserves for incurred but not reported losses for reinsurance business increased 21% to $979 million at June 30, 2006 from $810 million at December 31, 2005. Prior year reserves increased $31 million as losses reported by ceding companies for those years were higher than expected. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as losses are reported by ceding companies and additional information becomes available.

     Premium Estimates. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $142 million and $90 million at June 30, 2006 and December 31, 2005, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.
     The Company’s policy is to recognize earned but unbilled audit premiums when they are reliably determinable. As of June 30, 2006 and December 31, 2005, the Company reported an accrual for earned but unbilled audit premiums receivable of $61 million and $47 million, respectively.

Results of Operations for the Six Months ended June 30, 2006 and 2005
Business Segment Results
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2006 and 2005. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2006	2005

Specialty
Gross premiums written	$996,126	$956,770
Net premiums written	943,580	906,496
Premiums earned	861,457	778,222
Loss ratio	60.3%	62.0%
Expense ratio	25.2%	25.2%
Combined ratio	85.5%	87.2%

Regional
Gross premiums written	$737,147	$723,864
Net premiums written	634,291	618,830
Premiums earned	589,575	572,336
Loss ratio	59.4%	55.4%
Expense ratio	30.6%	30.4%
Combined ratio	90.0%	85.8%

Alternative Markets
Gross premiums written	$397,291	$426,964
Net premiums written	341,131	349,448
Premiums earned	324,769	316,296
Loss ratio	53.6%	64.3%
Expense ratio	22.2%	20.6%
Combined ratio	75.8%	84.9%

Reinsurance
Gross premiums written	$505,661	$394,520
Net premiums written	478,766	370,073
Premiums earned	451,549	373,767
Loss ratio	73.6%	68.1%
Expense ratio	26.3%	31.4%
Combined ratio	99.9%	99.5%

International
Gross premiums written	$115,957	$90,784
Net premiums written	98,748	78,332
Premiums earned	105,707	91,227
Loss ratio	64.0%	64.6%
Expense ratio	31.7%	30.6%
Combined ratio	95.7%	95.2%

Consolidated
Gross premiums written	$2,752,182	$2,592,902
Net premiums written	2,496,516	2,323,179
Premiums earned	2,333,057	2,131,848
Loss ratio	61.9%	61.8%
Expense ratio	26.7%	27.4%
Combined ratio	88.6%	89.2%

     The following table presents the Company’s net income and net income per share for the six months ended June 30, 2006 and 2005 (amounts in thousands, except per share data):

	2006	2005

Net income	$327,154	$254,950
Weighted average diluted shares	202,450	199,915
Net income per diluted share	$1.62	$1.28

     The increase in net income in 2006 compared with 2005 reflects higher investment income and higher profits from underwriting activity. The increase in investment income was the result of an increase in average invested assets as well as an increase in the average yield on investments. The improvement in underwriting results is attributable to a 9% increase in premiums earned and a 0.7 percentage point decrease in the expense ratio (underwriting expenses experienced as a percentage of premiums earned).
     Gross Premiums Written. Gross premiums written were $2.8 billion in 2006, up 6% from 2005. While prices increased significantly in 2002 and 2003, the Company experienced an increased level of price competition in 2004 and 2005. This trend continued in 2006 with price levels for renewal business declining approximately 1% as compared with the prior year period.
     Gross premiums for the regional and alternative markets segments include premiums written on behalf of assigned risk plans managed by the Company. The assigned risk premiums are fully reinsured by the respective state-sponsored assigned risk plans.
     A summary of gross premiums written in 2006 compared with 2005 by business segment follows:
•	Specialty gross premiums increased by 4% to $996 million in 2006 from $957 million in 2005. The number of new and renewal policies issued in 2006, net of policy cancellations, increased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 1%. Gross premiums written increased 10% for premises operations, 9% for products liability and 17% for property lines. Gross premiums written decreased 9% for professional liability lines and 11% for commercial automobile.

•	Regional gross premiums increased by 2% to $737 million in 2006 from $724 million in 2005. The number of new and renewal policies issued in 2006, net of policy cancellations, decreased 3%. Average prices for renewal policies, adjusted for changes in exposure, decreased 2%. Gross premiums written increased 6% for workers’ compensation and 1% for commercial automobile. Gross premiums include assigned risk premiums of $64 million in 2006 and $67 million in 2005.

•	Alternative markets gross premiums decreased by 7% to $397 million in 2006 from $427 million in 2005. Gross premiums included gross premiums for assigned risk plans of $39 million in 2006 and $57 million in 2005. Excluding the assigned risk plan premiums, alternative market’s gross premiums decreased by 3%. The number of new and renewal policies issued in 2006, net of policy cancellations, decreased 1%. Average prices for renewal policies, adjusted for changes in exposure, decreased 4%. Gross premiums written decreased 16% for primary workers’ compensation and increased 8% for excess workers’ compensation. The decline in premiums for primary workers’ compensation was primarily due to rate decreases in California.

•	Reinsurance gross premiums increased by 28% to $506 million in 2006 from $395 million in 2005. Average prices for renewal business increased 2%. Casualty gross premiums written increased 33% to $419 million, and property gross premiums written increased 10% to $87 million. The 2006 premiums include $91 million related to two new medical malpractice reinsurance agreements. While these agreements contain limits on the potential amount of losses to be paid by the Company they also contain limits on the potential amount of profit to be earned by the Company.

•	International gross premiums increased by 28% to $116 million in 2006 from $91 million in 2005 due to growth in Europe and Argentina.
     Net Premiums Earned. Net premiums earned increased 9% to $2.3 billion from $2.1 billion in 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2006 are related to premiums written during both 2006 and 2005. The 9% growth rate for 2006 earned premiums reflects the underlying growth in net premiums written in those years.
     Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2006 and 2005 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2006	2005	2006	2005
Fixed maturity securities, including cash	$208,639	$150,405	4.6%	4.0%
Equity securities available for sale	14,446	13,295	6.4%	6.5%
Arbitrage trading account	37,275	8,042	11.2%	3.8%
Investments in partnerships and affiliates	16,965	13,781	9.0%	11.0%
Other	—	(102)

Gross investment income	277,325	185,421	5.2%	4.3%
Investment expenses and interest on funds held	(761)	(2,241)

Total	$276,564	$183,180

     Net investment income increased 51% to $277 million in 2006 from $183 million in 2005. Average invested assets (including cash and cash equivalents) increased 24% to $10.6 billion in 2006 from $8.6 billion in 2005 as a result of cash flow from operations and financing activities during the past eighteen months. The average annualized gross yield on investments increased to 5.2% in 2006 from 4.3% in 2005 due to higher short-term interest rates and higher returns on the arbitrage trading account.
     Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $54 million in 2006, down from $59 million in 2005, primarily as a result of a decline in fees for managing assigned risk plans.
     Realized Investment Gains (Losses). Realized investment gains (losses) result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment gains were $2 million in 2006 compared with $6 million in 2005. The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
     Losses and Loss Expenses. Losses and loss expenses increased 10% to $1.4 billion in 2006 from $1.3 billion in 2005 due to increased premium volume. The consolidated loss ratio was 61.9% in 2006 compared with 61.8% in 2005. The 2006 loss ratio reflects an increase in the expected loss ratio for accident year 2006, offset by a decrease in prior year adverse reserve development ($14 million in 2006 compared with $70 million in 2005). A summary of loss ratios in 2006 compared with 2005 by business segment follows:
•	Specialty’s loss ratio decreased to 60.3% in 2006 from 62.0% in 2005 principally due to lower prior year adverse reserve development.

•	The regional loss ratio increased to 59.4% in 2006 from 55.4% in 2005. The 2006 loss ratio reflects an increase in the expected loss ratio for accident year 2006 as well as higher property losses during the period. Weather-related losses were $25 million in 2006 compared with $15 million in 2005.

•	Alternative market’s loss ratio decreased to 53.6% from 64.3% primarily as a result of the favorable reserve development related to workers’ compensation business in California.

•	The reinsurance loss ratio increased to 73.6% in 2006 from 68.1% in 2005. The increase reflects the impact of higher loss ratios for the new medical malpractice reinsurance agreements referred to above, partially offset by lower prior year adverse reserve development.

•	The international loss ratio decreased to 64.0% in 2006 from 64.6% in 2005 primarily as a result of lower losses for business written in Europe.
     Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	2006	2005
Underwriting expenses	$623,933	$583,289
Service expenses	45,002	47,754
Other costs and expenses	45,645	30,362

Total	$714,580	$661,405

     Underwriting expenses increased 7% primarily as a result of higher premium volume. Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 26.7% in 2006 from 27.4% in 2005. The decrease is primarily due to the impact of lower expense ratios for the new medical malpractice reinsurance agreements referred to above.
     Service expenses, which represent the costs associated with the alternative market’s fee-based business, decreased 6% to $45 million primarily as a result of a decrease in costs associated with the servicing of assigned risk plan business.
     Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 50% to $46 million primarily as a result of higher incentive compensation costs.
     Interest Expense. Interest expense increased 25% to $47 million as a result of interest expense related to $200 million of 5.6% senior notes issued in May 2005 and $250 million of 6.75% junior subordinated debentures issued in July 2005. This was partially offset by a reduction in interest expense as a result of the repayment of $100 million 6.25% senior notes in January 2006.
     Income taxes. The effective income tax rate was 29% in 2006 and 30% in 2005. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Results of Operations for The Three Months ended June 30, 2006 and 2005
Business Segment Results
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2006 and 2005. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended June 30,
(Dollars in thousands)	2006	2005

Specialty
Gross premiums written	$521,825	$513,297
Net premiums written	496,017	490,557
Premiums earned	443,212	406,301
Loss ratio	60.7%	62.6%
Expense ratio	25.0%	25.3%
Combined ratio	85.7%	87.9%

Regional
Gross premiums written	$372,481	$356,491
Net premiums written	322,910	305,005
Premiums earned	299,613	292,037
Loss ratio	62.0%	57.6%
Expense ratio	30.2%	30.4%
Combined ratio	92.2%	88.0%

Alternative Markets
Gross premiums written	$123,843	$143,702
Net premiums written	102,709	116,867
Premiums earned	162,028	161,029
Loss ratio	51.8%	60.7%
Expense ratio	23.1%	20.5%
Combined ratio	74.9%	81.2%

Reinsurance
Gross premiums written	$258,628	$192,038
Net premiums written	242,957	182,529
Premiums earned	226,307	185,914
Loss ratio	74.5%	67.2%
Expense ratio	25.1%	31.0%
Combined ratio	99.6%	98.2%

International
Gross premiums written	$64,570	$44,284
Net premiums written	53,392	40,053
Premiums earned	55,520	46,592
Loss ratio	62.4%	64.0%
Expense ratio	30.1%	30.2%
Combined ratio	92.5%	94.2%

Consolidated
Gross premiums written	$1,341,347	$1,249,812
Net premiums written	1,217,985	1,135,011
Premiums earned	1,186,680	1,091,873
Loss ratio	62.5%	61.9%
Expense ratio	26.4%	27.3%
Combined ratio	88.9%	89.2%

     The following table presents the Company’s net income and net income per share for the three months ended June 30, 2006 and 2005 (amounts in thousands, except per share data):

	2006	2005

Net income	$165,452	$134,079
Weighted average diluted shares	202,450	200,051
Net income per diluted share	$.82	$.67

     The increase in net income in 2006 compared with 2005 reflects higher investment income and higher profits from underwriting activity. The increase in investment income was the result of an increase in average invested assets as well as an increase in the average yield on investments. The improvement in underwriting results is attributable to a 9% increase in premiums earned and a 0.9 percentage point decrease in the expense ratio (underwriting expenses experienced as a percentage of premiums earned). These were partially offset by a 0.6 percentage point increase in the loss ratio (losses and loss expenses incurred expressed as percentage of premiums earned).
     Gross Premiums Written. Gross premiums written were $1.3 billion in 2006, up 7% from 2005. While prices increased significantly in 2002 and 2003, the Company experienced an increased level of price competition in 2004 and 2005. This trend continued in 2006 with price levels for renewal business declining approximately 2%, as compared with the prior year period.
     Gross premiums for the regional and alternative markets segments include premiums written on behalf of assigned risk plans managed by the Company. The assigned risk premiums are fully reinsured by the respective state-sponsored assigned risk plans.
     A summary of gross premiums written in 2006 compared with 2005 by business segment follows:
•	Specialty gross premiums increased 2% to $522 million in 2006 from $513 million in 2005. The number of specialty policies issued in 2006 decreased 1%. Average prices for renewal policies, adjusted for changes in exposure, decreased 1%. Gross premiums written increased 8% for premises operations, 15% for products liability and 16% for property lines. Gross premiums written decreased 13% for professional liability lines and 17% for commercial automobile.

•	Regional gross premiums increased by 4% to $372 million in 2006 from $356 million in 2005. The number of policies issued in 2006 was unchanged. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written increased 4% for workers’ compensation, 4% for commercial multiple peril and 6% for commercial automobile. Gross premiums include assigned risk premiums of $31 million in 2006 and $32 million in 2005.

•	Alternative markets gross premiums decreased by 14% to $124 million in 2006 from $144 million in 2005. Gross premiums included gross premiums for assigned risk plans of $16 million in 2006 and $20 million in 2005. Excluding the assigned risk plan premiums, alternative market’s gross premiums decreased by 13%. The number of policies issued in 2006 decreased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 9%. Gross premiums written decreased 21% for primary workers’ compensation and increased 2% for excess workers’ compensation. The decline in premiums for primary workers’ compensation was primarily due to rate decreases in California.

•	Reinsurance gross premiums increased 35% to $259 million in 2006 from $192 million in 2005. Average prices for renewal business increased 3%. Casualty gross premiums written increased 40% to $217 million, and property gross premiums written increased 11% to $42 million. The 2006 premiums include $42 million related to the new medical malpractice reinsurance agreements referred to above.

•	International gross premiums increased by 46% to $65 million in 2006 from $44 million in 2005 due to growth in Europe and Argentina.
     Net Premiums Earned. Net premiums earned increased 9% to $1.2 billion from $1.1 billion in 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2006 are related to premiums written during both 2006 and 2005. The 9% growth rate for 2006 earned premiums reflects the underlying growth in net premiums written in those years.
     Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2006 and 2005 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2006	2005	2006	2005
Fixed maturity securities, including cash	$108,155	$79,766	4.7%	4.1%
Equity securities available for sale	7,545	6,549	6.4%	6.3%
Arbitrage trading account	17,683	2,772	9.7%	2.5%
Investments in partnerships and affiliates	11,982	6,329	12.3%	9.9%
Other	—	(102)

Gross investment income	145,365	95,314	5.4%	4.3%
Investment expenses and interest on funds held	(298)	(1,692)

Total	$145,067	$93,622

     Net investment income increased 55% to $145 million in 2006 from $94 million in 2005. Average invested assets (including cash and cash equivalents) increased 22% to $10.8 billion in 2006 from $8.8 billion in 2005 as a result of cash flow from operations and financing activity over the last fifteen months. The average annualized gross yield on investments increased to 5.4% in 2006 from 4.3% in 2005 due primarily to higher short-term interest rates and higher returns on the arbitrage trading account.
     Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees decreased to $27 million in 2006 from $29 million in 2005 primarily as a result of a decline in fees for managing assigned risk plans.
     Realized Investment Gains (Losses). Realized investment gains (losses) result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment losses were $0.7 million in 2006 compared with realized investment gains of $6 million in 2005. The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
     Losses and Loss Expenses. Losses and loss expenses increased 10% to $742 million in 2006 from $675 million in 2005 due to increased premium volume. The consolidated loss ratio increased to 62.5% in 2006 from 61.9% in 2005. The 2006 loss ratio reflects an increase in the expected loss ratio for accident year 2006, partially offset by a decrease in prior year adverse reserve development ($7 million in 2006 compared with $42 million in 2005). A summary of loss ratios in 2006 compared with 2005 by business segment follows:
•	Specialty’s loss ratio decreased to 60.7% in 2006 from 62.6% in 2005 principally due to lower prior year adverse reserve development.

•	The regional loss ratio increased to 62.0% in 2006 from 57.6% in 2005. The 2006 loss ratio reflects an increase in the expected loss ratio for accident year 2006 as well as higher property losses during the period. Weather-related losses were $20 million in 2006 compared with $12 million in 2005.

•	Alternative market’s loss ratio decreased to 51.8% from 60.7% primarily as a result of favorable reserve development related to workers’ compensation business in California.

•	The reinsurance loss ratio increased to 74.5% in 2006 from 67.2% in 2005. The increase reflects the impact of higher loss ratios for the new medical malpractice reinsurance agreements referred to above, partially offset by lower prior year adverse reserve development.

•	The international loss ratio decreased to 62.4% in 2006 from 64.0% in 2005 primarily as a result of lower losses for business written in Europe.
     Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	2006	2005
Underwriting expenses	$313,843	$297,538
Service expenses	21,817	23,527
Other costs and expenses	23,266	13,535

Total	$358,926	$334,600

     Underwriting expenses increased 5% in 2006 compared with 2005 primarily as a result of higher premium volume. Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 26.4% in 2006 from 27.3% in 2005. The decrease is primarily due to the impact of lower expense ratios for the new medical malpractice reinsurance agreements referred to above.
     Service expenses, which represent the costs associated with the alternative market’s fee-based business, decreased 7% to $22 million primarily as a result of a decrease in costs associated with the servicing of assigned risk plan business.
     Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 72% to $23 million primarily as a result of higher incentive compensation costs.
     Interest Expense. Interest expense increased 21% to $23 million as a result of interest expense related to $200 million of 5.6% senior notes issued in May 2005 and $250 million of 6.75% junior subordinated debentures issued in July 2005. This was partially offset by a reduction of interest expense as a result of the repayment of $100 million 6.25% senior notes in January 2006.
     Income taxes. The effective income tax rate was 29% in 2006 and 2005. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

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
     The carrying value of the Company’s investment portfolio and investment-related assets as of June 30, 2006 and December 31, 2005 were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Fixed maturity securities	$8,495,284	$8,485,104
Equity securities available for sale	552,260	435,699
Equity securities trading account	711,481	567,760
Investments in partnerships and affiliates	385,411	321,662

Total investments	10,144,436	9,810,225

Cash and cash equivalents	783,402	672,941

Trading account receivable from brokers and clearing organization	158,275	98,229
Trading account securities sold but not yet purchased	(123,737)	(198,426)
Unsettled purchases	(34,325)	(4,719)

Total	$10,928,051	$10,378,250

     Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, active management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At June 30, 2006 (as compared to December 31, 2005), the fixed maturities portfolio mix was as follows: U.S. Government securities were 16% (15% in 2005); state and municipal securities were 53% (55% in 2005); corporate securities were 9% (9% in 2005); mortgage-backed securities were 18% (18% in 2005); and foreign bonds were 4% (3% in 2005).
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
     Investments in Partnerships and Affiliates. At June 30, 2006 (as compared to December 31, 2005), investments in partnerships and affiliates were as follows: equity in Kiln plc was $81 million ($74 million in 2005); real estate funds were $253 million ($160 million in 2005); fixed income relative value funds were $12 million ($52 million in 2005); and other investments were $39 million ($36 million in 2005).
     Securities in an Unrealized Loss Position. The following table summarizes all securities in an unrealized loss position at June 30, 2006 and December 31, 2005 by the length of time those securities have been continuously in an unrealized loss position:

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss
June 30, 2006
Fixed maturities:
0– 6 months	252	$2,608,115	$34,631
7– 12 months	216	2,461,736	72,106
Over 12 months	138	1,447,822	41,541

Total	606	$6,517,673	$148,278

Equity securities available for sale:
0– 6 months	37	$144,637	$3,200
7– 12 months	28	30,268	1,488
Over 12 months	19	121,767	3,922

Total	84	$296,672	$8,610

December 31, 2005
Fixed maturities:
0– 6 months	237	$2,921,830	$29,928
7– 12 months	65	878,549	12,124
Over 12 months	96	847,400	17,410

Total	398	$4,647,779	$59,462

Equity securities available for sale:
0– 6 months	38	$45,443	$1,221
7– 12 months	15	106,979	2,571
Over 12 months	4	11,364	609

Total	57	$163,786	$4,401

     At June 30, 2006, gross unrealized gains were $130 million, or 1% of total investments, and gross unrealized losses were $157 million, or 1% of total investments. There were 401 securities that have been continuously in an unrealized loss position for more than six months. Those securities had an aggregate fair value of $4.1 billion and an aggregate unrealized loss of $119 million. The decline in market value for these securities is primarily due to an increase in market interest rates. Management regularly reviews its investment portfolio to determine whether a decline in value as a result of deterioration in the financial position or future prospects of the issuer is considered to be other than temporary. A decline is value is considered to be other than temporary where there has been a sustained reduction in market value and there are no mitigating circumstances. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income.
Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities was $562 million in 2006 and $742 million in 2005. The decrease is primarily a result of higher cash transfers to the arbitrage trading account ($225 million in 2006 compared with $75 million in 2005).
     The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 85% invested in cash, cash equivalents and marketable fixed income securities as of June 30, 2006. If the sale of fixed income securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
     Financing Activity. At June 30, 2006, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,320 million and a face amount of $1,337 million. The maturities of the outstanding debt are $89 million in 2008, $150 million in 2010, $200 million in 2013, $200 million in 2015, $150 million in 2019, $76 million in 2022, $12 million in 2023 and $460 million in 2045 (of which $210 million is prepayable in 2006 and $250 million is prepayable in 2010). The Company repaid $100 million of 6.25% senior notes in January 2006.
     As of June 30, 2006, the Company has repurchased preferred securities of the W. R. Berkley Capital Trust with an aggregate principal amount of $84 million and a carrying value of $83 million. The preferred securities, which are secured by the Company’s junior subordinated debentures, are reported as investments in fixed income securities on the accompanying balance sheet and have not been deducted from the outstanding debt amounts referred to in the preceding paragraph.
     At June 30, 2006, stockholders’ equity was $2.8 billion and total capitalization (stockholders’ equity, senior notes, junior subordinated debentures and other debt) was $4.1 billion. The percentage of the Company’s capital attributable to senior notes and other debt and junior subordinated debentures was 32% at June 30, 2006, compared with 36% at December 31, 2005.

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
     The duration of the investment portfolio increased to 3.9 years at June 30, 2006 from 3.8 years at December 31, 2005. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2005.
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
     Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company’s subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company’s estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters will have a material adverse effect on its financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations.
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

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans
	purchased	share	or programs	or programs (1)
April 2006(2)	4,484	39.30	None	4,024,688
May 2006	12,868	36.37	None	4,024,688
June 2006	1,400,000	31.73	1,400,000	2,624,688

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,125,000 shares that was approved by the Board of Directors on November 10, 1998.

(2)	On April 4, 2006 the Company purchased 4,483.5 fractional shares related to the April 4, 2006 common stock split.
Item 4. Submission of Matters To A Vote of Securities Holders
     Reference is made to Item 8.01 of the Company’s current report on Form 8-K dated May 16, 2006 and filed with the Securities and Exchange Commission on May 17, 2006, which is incorporated herein by reference.

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

W. R. BERKLEY CORPORATION

Date: August 7, 2006	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and
Chief Executive Officer

Date: August 7, 2006	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President,
Chief Financial Officer and Treasurer