Form 10-Q
period 2006-09-30
BERKLEY W R CORP
filed 2006-11-03
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $.20 par value, outstanding as of November 1, 2006: 191,620,869.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$9,188,110	$8,485,104
Equity securities available for sale	650,349	435,699
Equity securities trading account	787,460	567,760
Investments in partnerships and affiliates	401,784	321,662

Total investments	11,027,703	9,810,225

Cash and cash equivalents	658,910	672,941
Premiums and fees receivable	1,231,934	1,106,677
Due from reinsurers	941,598	954,066
Accrued investment income	115,302	101,751
Prepaid reinsurance premiums	180,215	178,621
Deferred policy acquisition costs	494,233	459,773
Real estate, furniture and equipment	180,614	169,472
Deferred Federal and foreign income taxes	145,357	132,059
Goodwill	65,759	65,759
Trading account receivable from brokers and clearing organizations	206,505	98,229
Other assets	196,108	146,714

Total assets	$15,444,238	$13,896,287

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$7,574,891	$6,711,760
Unearned premiums	2,373,103	2,189,001
Due to reinsurers	92,766	87,652
Trading account securities sold but not yet purchased	236,891	198,426
Policyholders’ account balances	100,028	83,893
Other liabilities	621,083	618,712
Junior subordinated debentures	451,659	450,634
Senior notes and other debt	868,848	967,818

Total liabilities	12,319,269	11,307,896

Minority interest	27,382	21,314

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 191,571,222 and 191,264,346 shares	47,024	47,024
Additional paid-in capital	843,588	821,050
Retained earnings	2,352,358	1,873,953
Accumulated other comprehensive income	89,018	24,903
Treasury stock, at cost, 43,546,696 and 43,858,056 shares	(234,401)	(199,853)

Total stockholders’ equity	3,097,587	2,567,077

Total liabilities and stockholders’ equity	$15,444,238	$13,896,287

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Net premiums written	$1,208,906	$1,131,128	$3,705,422	$3,454,307
Change in unearned premiums	(15,049)	44	(178,508)	(191,287)

Premiums earned	1,193,857	1,131,172	3,526,914	3,263,020
Net investment income	145,784	107,502	422,348	290,682
Service fees	26,622	25,064	80,182	84,025
Realized investment gains	1,734	8,120	3,736	13,885
Other income	511	319	1,208	1,337

Total revenues	1,368,508	1,272,177	4,034,388	3,652,949

Expenses:
Losses and loss expenses	731,941	742,242	2,175,249	2,058,714
Other operating expenses	368,311	338,962	1,082,891	1,000,367
Interest expense	23,293	23,632	70,034	60,974

Total expenses	1,123,545	1,104,836	3,328,174	3,120,055

Income before income taxes and minority interest	244,963	167,341	706,214	532,894

Income tax expense	(70,445)	(44,540)	(203,251)	(153,364)
Minority interest	(210)	(283)	(1,501)	(2,062)

Net income	$174,308	$122,518	$501,462	$377,468

Earnings per share:
Basic	$.91	$.64	$2.62	$1.99

Diluted	$.87	$.61	$2.49	$1.89

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(dollars in thousands)

	For The Nine Months
	Ended September 30,
	2006	_2005__
Common Stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$821,050	$805,240
Stock options exercised, including tax benefits	9,696	5,932
Restricted stock units expensed	10,834	5,955
Stock options expensed	1,316	101
Stock issued to directors	692	225

End of period	$843,588	$817,453

Retained earnings:
Beginning of period	$1,873,953	$1,354,489
Net income	501,462	377,468
Dividends	(23,057)	(19,054)

End of period	$2,352,358	$1,712,903

Accumulated other comprehensive income:
Unrealized investment gains (losses):
Beginning of period	$40,746	$109,699
Net change in period	52,253	(50,133)

End of period	92,999	59,566

Currency translation adjustments:
Beginning of period	$(15,843)	$2,356
Net change in period	11,862	(13,871)

End of period	(3,981)	(11,515)

Total accumulated other comprehensive income:	$89,018	$48,051

Treasury Stock:
Beginning of period	$(199,853)	$(209,106)
Stock options exercised	10,422	9,049
Stock issued to directors	89	80
Purchase of common stock	(45,059)	(636)

End of period	$(234,401)	$(200,613)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash flows provided by operating activities:
Net income	$501,462	$377,468
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment gains	(3,736)	(13,885)
Depreciation and amortization	51,009	40,248
Minority interest	1,501	2,062
Equity in undistributed earnings of affiliates	(21,081)	(20,707)
Stock incentive plans	12,931	6,361
Change in:
Equity securities trading account	(200,128)	(213,413)
Premiums and fees receivable	(125,055)	(38,776)
Due from reinsurers	12,468	(91,545)
Accrued investment income	(13,551)	(16,772)
Prepaid reinsurance premiums	(1,594)	(3,264)
Deferred policy acquisition cost	(34,460)	(27,230)
Deferred income taxes	(39,359)	(20,610)
Trading account receivable from brokers and clearing Organizations	(108,276)	15,809
Other assets	(8,186)	(3,557)
Reserves for losses and loss expenses	863,131	1,024,219
Unearned premiums	184,102	190,798
Due to reinsurers	5,114	(1,517)
Trading account securities sold but not yet purchased	38,465	117,422
Policyholders’ account balances	3,002	(315)
Other liabilities	12,081	32,279

Net cash flows provided by operating activities	1,129,840	1,355,075

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	818,311	1,120,906
Equity securities	149,920	175,734
Maturities and prepayments of fixed maturities securities	651,489	1,036,143
Investment in affiliates	48,545	11,799
Cost of purchases, excluding trading account:
Fixed maturity securities	(2,197,449)	(3,878,128)
Equity securities	(312,842)	(216,929)
Investment in affiliates	(102,013)	(50,618)
Change in balances due to/from security brokers	(44,199)	140,581
Net additions to real estate, furniture and equipment	(33,250)	(27,996)
Acquisitions (including minority interest purchased)	(2,450)	(33,400)
Proceeds from sale of subsidiary	2,816	—
Other	618	—

Net cash flows used in investing activities	(1,020,504)	(1,721,908)

Cash flows (used in) provided by financing activities:
Net proceeds from issuance of junior subordinated debentures	—	241,665
Net proceeds from issuance of senior notes	—	198,141
Receipts credited to policyholders’ account balances	13,424	10,934
Return of policyholders’ account balances	(291)	(684)
Bank deposits received	10,462	9,175
Advances from (repayments to) federal home loan bank	(7,875)	4,775
Net proceeds from stock options exercised	11,239	10,250
Repayment of senior notes	(100,000)	(40,000)
Cash dividends	(21,769)	(12,687)
Stock repurchases	(45,059)	(636)
Other, net	16,502	(6,907)

Net cash flows (used in) provided by financing activities	(123,367)	414,026

Net (decrease) increase in cash and cash equivalents	(14,031)	47,193
Cash and cash equivalents at beginning of year	$672,941	$932,079

Cash and cash equivalents at end of period	$658,910	$979,272

Supplemental disclosure of cash flow information:
Interest paid	$65,847	$55,179

Federal income taxes paid	$218,616	$150,285

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
     The income tax provision has been computed based on the Company’s effective tax rate, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FAS No. 133 and 140,” which addresses the application of FAS 133 to beneficial interests in securitized financial assets. FAS 155 will become effective in 2007. FAS 155 requires beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments containing embedded derivatives that would require bifurcation. The FASB has proposed to amend FAS 155 that, if approved, would exempt securitized interest that only contain embedded derivatives linked to prepayment risk of the underlying assets and where the investor does not control acceleration of settlement. If the proposed amendment is approved the adoption of FAS 155 will not have a material impact on the Company’s financial condition, results of operations or liquidity.
     In June 2006, the FASB issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes” which establishes a new accounting model for income tax reserves and contingencies. FIN 48 will become effective in 2007. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s financial condition or results of operations.
     In September 2006, the FASB issued FAS 157 “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 will become effective in 2008. The adoption of FAS 157 will not have a material impact on the Company’s financial condition or results of operations.

     In September 2006, the FASB issued statement No. FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the over-funded or under-funded status of defined benefit and other post-retirement plans as an asset or liability on its consolidated balance sheet. FAS 158 will become effective for years ending after December 15, 2006. The Company expects the adoption of FAS 158 to result in a decrease of approximately $14 million in its stockholders’ equity as of December 31, 2006 and a corresponding decrease in other comprehensive income for the three months ended December 31, 2006. The adoption of FAS 158 will not have an impact on the Company’s results of operations.
3. COMPREHENSIVE INCOME
     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income	$174,308	$122,518	$501,462	$377,468
Other comprehensive income (loss):
Change in unrealized foreign exchange gains (losses)	5,150	(3,600)	11,862	(13,871)
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	118,400	(52,654)	54,977	(41,260)
Reclassification adjustment for realized (gains) losses included in net income, net of taxes	(1,505)	(5,197)	(2,724)	(8,873)

Other comprehensive income (loss)	122,045	(61,451)	64,115	(64,004)

Comprehensive income	$296,353	$61,067	$565,577	$313,464

4. STOCK-BASED COMPENSATION
     Effective January 1, 2003, the Company adopted the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation.” The fair value provisions of FAS 123 were applied prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which the Company adopted on January 1, 2006. Under FAS 123R, the cost resulting from all share-based payment transactions with employees, including those awarded prior to January 1, 2003, are recognized in the financial statements using a fair-value-based measurement method. The adoption of FAS 123R resulted in an increase in pre-tax stock based compensation expense of $1.2 million for the nine months ended September 30, 2006.
     The following table illustrates the pro forma effect on net income and earnings per share as if FAS 123R had been adopted on January 1, 2005 (dollars in thousands, except per share data).

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net income, as reported	$122,518	$377,468

Add: Stock-based compensation expense included in reported net income, net of tax	1,330	3,936

Deduct: Total stock-based compensation expense under fair value based method for all options, net of tax	(1,808)	(5,370)

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Pro forma net income	$122,040	$376,034

Earnings per share:
Basic — as reported	$.64	$1.99
Basic — pro forma	.64	1.98
Diluted — as reported	.61	1.89
Diluted — pro forma	.61	1.89

5. INVESTMENTS
     The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
	Cost	Value	Value
September 30, 2006
Fixed maturity securities:
Held to maturity	$232,274	$246,748	$232,274
Available for sale	8,902,545	8,955,836	8,955,836

Total	$9,134,819	$9,202,584	$9,188,110

Equity securities available for sale	$571,649	$650,349	$650,349

Trading Account:
Equity securities	$768,690	$787,460	$787,460
Receivable from broker	206,505	206,505	206,505
Securities sold but not yet purchased	(221,845)	(236,891)	(236,891)

Total trading account	$753,350	$757,074	$757,074

December 31, 2005
Fixed maturity securities:
Held to maturity	$248,322	$264,801	$248,322
Available for sale	8,203,039	8,236,782	8,236,782

Total	$8,451,361	$8,501,583	$8,485,104

Equity securities available for sale	$409,991	$435,699	$435,699

Trading Account:
Equity securities	$560,397	$567,760	$567,760
Receivable from broker	98,229	98,229	98,229
Securities sold but not yet purchased	(194,765)	(198,426)	(198,426)

Total trading account	$463,861	$467,563	$467,563

6. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers are net of reserves for uncollectible reinsurance of $2.5 million and $2.4 million as of September 30, 2006 and December 31, 2005, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Ceded premiums earned	$117,224	$124,978	$353,891	$374,195
Ceded losses incurred	$71,558	$149,559	$216,645	$307,269

7. INDUSTRY SEGMENTS
     The Company’s operations are presently conducted in five segments of the insurance business: specialty lines of insurance, regional property casualty insurance, alternative markets, reinsurance and international.
     Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus lines. The main lines of business are premises operations, products liability, commercial automobile, professional liability and property lines. The companies within the segment are divided along the different customer bases and product lines that they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.
     Our regional segment provides commercial insurance products to customers primarily in 38 states. Key clients of this segment are small to mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the Company. The regional operations are conducted through four geographic regions based on markets served: Midwest, New England, Southern (excluding Florida) and Mid Atlantic.
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

					Income before
	Revenues				Taxes and
	Earned	Investment			Minority	Net
(dollars in thousands)	Premiums	Income	Other	Total	Interest	Income
For the three months ended September 30, 2006:
Specialty	$446,453	$50,272	$—	$496,725	$119,498	$82,758
Regional	308,263	21,117	—	329,380	51,061	35,326
Alternative Markets	166,879	28,244	26,622	221,745	76,693	52,705
Reinsurance	215,028	33,194	—	248,222	31,191	23,630
International	57,234	8,474	—	65,708	5,039	4,077
Corporate and eliminations	—	4,483	511	4,994	(40,253)	(25,693)
Realized investment gains	—	—	1,734	1,734	1,734	1,505

Consolidated	$1,193,857	$145,784	$28,867	$1,368,508	$244,963	$174,308

For the three months ended September 30, 2005:
Specialty	$425,980	$36,331	$—	$462,311	$87,420	$61,183
Regional	298,250	15,281	—	313,531	49,538	34,033
Alternative Markets	166,004	22,640	25,064	213,708	60,435	42,000
Reinsurance	192,396	25,506	—	217,902	(6,313)	(1,043)
International	48,542	3,556	—	52,098	5,014	4,461
Corporate and eliminations	—	4,188	319	4,507	(36,873)	(23,313)
Realized investment gains	—	—	8,120	8,120	8,120	5,197

Consolidated	$1,131,172	$107,502	$33,503	$1,272,177	$167,341	$122,518

7. INDUSTRY SEGMENTS (continued)

	Revenues
					Income Before
					Taxes and
	Earned	Investment			Minority	Net
(dollars in thousands)	Premiums	Income	Other	Total	Interest	Income
For the nine months ended September 30, 2006:
Specialty	$1,307,910	$144,260	$—	$1,452,170	$338,716	$235,024
Regional	897,838	60,370	—	958,208	149,621	103,472
Alternative Markets	491,648	82,675	80,182	654,505	218,335	150,433
Reinsurance	666,577	96,625	—	763,202	95,287	71,889
International	162,941	23,562	—	186,503	21,771	15,221
Corporate and eliminations	—	14,856	1,208	16,064	(121,252)	(77,301)
Realized investment gains	—	—	3,736	3,736	3,736	2,724

Consolidated	$3,526,914	$422,348	$85,126	$4,034,388	$706,214	$501,462

For the nine months ended September 30, 2005:
Specialty	$1,204,202	$97,141	$—	$1,301,343	$247,978	$172,843
Regional	870,586	41,875	—	912,461	157,193	107,200
Alternative Markets	482,300	60,887	84,025	627,212	157,559	109,720
Reinsurance	566,163	69,087	—	635,250	39,323	33,850
International	139,769	13,929	52	153,750	15,616	9,233
Corporate and eliminations	—	7,763	1,285	9,048	(98,660)	(64,251)
Realized investment gains	—	—	13,885	13,885	13,885	8,873

Consolidated	$3,263,020	$290,682	$99,247	$3,652,949	$532,894	$377,468

     Identifiable assets by segment are as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Specialty	$5,215,484	$4,731,062
Regional	2,782,687	2,652,556
Alternative Markets	2,684,127	2,374,967
Reinsurance	5,158,623	4,506,796
International	737,586	613,634
Corporate, other and eliminations	(1,134,269)	(982,728)

Consolidated	$15,444,238	$13,896,287

7. INDUSTRY SEGMENTS (continued)
     Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Premises operations	$192,563	$174,955	$560,502	$491,184
Automobile	67,752	67,054	198,226	196,481
Products liability	63,787	65,853	194,550	179,561
Property	42,706	34,364	118,212	100,781
Professional liability	39,748	44,670	118,410	140,883
Other	39,897	39,084	118,010	95,312

Specialty	446,453	425,980	1,307,910	1,204,202

Commercial multiple peril	118,301	117,938	350,419	349,522
Automobile	88,769	87,053	259,350	252,714
Workers’ compensation	64,330	60,069	184,187	174,912
Other	36,863	33,190	103,882	93,438

Regional	308,263	298,250	897,838	870,586

Excess workers’ compensation	77,890	69,153	227,604	199,970
Primary workers’ compensation	67,891	79,368	204,540	231,269
Other	21,098	17,483	59,504	51,061

Alternative Markets	166,879	166,004	491,648	482,300

Casualty	185,874	154,637	592,066	466,994
Property	29,154	37,759	74,511	99,169

Reinsurance	215,028	192,396	666,577	566,163

International	57,234	48,542	162,941	139,769

Total	$1,193,857	$1,131,172	$3,526,914	$3,263,020

8. SUBSEQUENT EVENT
     On October 18, 2006, the Company announced that it will repay $210 million of 8.197% junior subordinated debentures on December 15, 2006, contemporaneously with the redemption of $210 million of 8.197% trust preferred securities by the W. R. Berkley Capital Trust.
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
     In general, when a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis to provide for losses incurred but not reported (“IBNR”) to the insurer, potential inadequacy of case reserves and the estimated expenses of settling claims, including legal and other fees and general expenses of administrating the claims adjustment process. Reserves are established based upon the then current legal interpretation of coverage provided.

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
     Loss reserves included in the Company’s financial statements represent management’s best estimates based upon an actuarially derived point estimate and other considerations. The Company uses a variety of actuarial techniques and methods to derive an actuarial point estimate for each operating unit. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. In circumstances where one actuarial method is considered more credible than the others, that method is used to set the point estimate. For example, the paid loss and incurred loss development methods rely on historical paid and incurred loss data. For new lines of business, where there is insufficient history of paid and incurred claims data, or in circumstances where there have been significant changes in claim practices, the paid and incurred loss development methods would be less credible than other actuarial methods. The actuarial point estimate may also be based on a judgmental weighting of estimates produced from each of the methods considered. Industry loss experience is used to supplement the Company’s own data in selecting “tail factors” and in areas where the Company’s own data is limited. The actuarial data is analyzed by line of business, coverage and accident or policy year, as appropriate, for each operating unit.
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

     The key assumptions used to arrive at the best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, and reported and paid loss emergence patterns. Expected loss ratios represent management’s expectation of losses at the time the business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate increases, loss cost trends and known changes in the type of risks underwritten. Expected loss ratios are estimated for each key line of business within each operating unit. Expected loss cost inflation is particularly important for the long-tail lines, such as excess casualty, and claims with a high medical component, such as workers’ compensation. Reported and paid loss emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value. Loss development factors are based on the historical emergence patterns of paid and incurred losses, and are derived from the Company’s own experience and industry data. The paid loss emergence pattern is also significant to excess and assumed workers’ compensation reserves because those reserves are discounted to their estimated present value based upon such estimated payout patterns. Management believes the estimates and assumptions it makes in the reserving process provide the best estimate of the ultimate cost of settling claims and related expenses with respect to insured events which have occurred; however, different assumptions and variables could lead to significantly different reserve estimates.
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
     Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for incurred but not reported losses (less for IBNR required for lines with short reporting lags). As a result, loss reserves for lines with short reporting lags are likely to have less variation from initial loss estimates. For lines with short reporting lags, which include commercial automobile, primary workers’ compensation, commercial multi-peril business, other liability (claims-made) and property business, the key assumption is the loss emergence pattern used to project ultimate loss estimates from known losses paid or reported to date. For lines of business with long reporting lags, which include other liability (occurrence), products liability, excess workers’ compensation and liability reinsurance, the key assumption is the expected loss ratio since there is little paid or incurred loss data to consider.
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

     The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. For example, in 2005 loss reserves for our commercial automobile business were increased to reflect an observed trend of higher severity losses, and loss reserves for our California workers’ compensation business were decreased to reflect an observed trend of lower severity losses following the enactment of legislative reforms.
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
     Our net reserves for losses and loss expenses of $6.7 billion as of September 30, 2006 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
     Approximately $1.7 billion, or 26%, of the Company’s net loss reserves relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005

Specialty	$2,422,277	$2,103,542
Regional	1,035,380	913,768
Alternative Markets	1,328,896	1,198,389
Reinsurance	1,732,123	1,496,455
International	221,525	155,136

Net reserves for losses and loss expenses	6,740,201	5,867,290
Ceded reserves for losses and loss expenses	834,690	844,470

Gross reserves for losses and loss expenses	$7,574,891	$6,711,760

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	Reported Case	Incurred but
	Reserves	not Reported	Total

September 30, 2006
General liability	$692,512	$1,707,637	$2,400,149
Workers’ compensation	679,318	874,281	1,553,599
Automobile	331,944	214,247	546,191
International	71,817	149,708	221,525
Other	101,523	185,091	286,614

Total primary	1,877,114	3,130,964	5,008,078
Reinsurance	662,788	1,069,335	1,732,123

Total	$2,539,902	$4,200,299	$6,740,201

December 31, 2005
General liability	$644,278	$1,410,008	$2,054,286
Workers’ compensation	602,855	808,207	1,411,062
Automobile	326,827	175,320	502,147
International	52,144	102,992	155,136
Other	104,803	143,401	248,204

Total primary	1,730,907	2,639,928	4,370,835
Reinsurance	686,551	809,904	1,496,455

Total	$2,417,458	$3,449,832	$5,867,290

     For the nine months ended September 30, 2006, the Company reported losses and loss expenses of $2.2 billion, of which $20 million represented an increase in estimates for claims occurring in prior years. The estimates for claims occurring in prior years were increased by $46 million for assumed reinsurance and decreased by $26 million for primary business. On an accident year basis, the change in prior year reserves is comprised of an increase in estimates for claims occurring in accident years prior to 2003 that was partially offset by a decrease in estimates for claims occurring in accident years 2004 and 2005.
     Case reserves for primary business increased 8% to $1.9 billion as a result of a 5% increase in the number of outstanding claims and a 3% increase in the average case reserve per claim. Reserves for incurred but not reported losses for primary business increased 19% to $3.1 billion at September 30, 2006 from $2.6 billion at December 31, 2005. Prior year reserves decreased by $41 million for the alternative markets segment and increased by $14 million and $1 million, respectively, for the regional and specialty segments. By line of business, prior year reserves decreased by $41 million for workers’ compensation and increased by $6 million, $3 million and $6 million, respectively, for general liability, commercial automobile and property lines. The decrease in workers’ compensation prior year reserves reflects the favorable impact of workers’ compensation reforms in California on loss cost trends.
     Case reserves for reinsurance business decreased 3% to $663 million at September 30, 2006 from $687 million at December 31, 2005. Reserves for incurred but not reported losses for reinsurance business increased 32% to $1,069 million at September 30, 2006 from $810 million at December 31, 2005. Prior year reserves increased $46 million as losses reported by ceding companies for those years were higher than expected. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as losses are reported by ceding companies and additional information becomes available.

     Premium Estimates. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $148 million and $90 million at September 30, 2006 and December 31, 2005, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.
     The Company’s policy is to recognize earned but unbilled audit premiums when they are reliably determinable. As of September 30, 2006 and December 31, 2005, the Company reported an accrual for earned but unbilled audit premiums receivable of $64 million and $47 million, respectively.

Results of Operations for the Nine Months ended September 30, 2006 and 2005
Business Segment Results
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2006 and 2005. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100% indicates an underwriting loss; a number below 100% indicates an underwriting profit.

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2006	2005

Specialty
Gross premiums written	$1,450,961	$1,417,087
Net premiums written	1,376,340	1,342,031
Premiums earned	1,307,910	1,204,202
Loss ratio	60.0%	62.5%
Expense ratio	25.2%	25.0%
Combined ratio	85.2%	87.5%

Regional
Gross premiums written	$1,086,500	$1,061,654
Net premiums written	943,705	910,169
Premiums earned	897,838	870,586
Loss ratio	59.5%	56.2%
Expense ratio	30.6%	30.5%
Combined ratio	90.1%	86.7%

Alternative Markets
Gross premiums written	$606,965	$623,254
Net premiums written	531,686	527,930
Premiums earned	491,648	482,300
Loss ratio	52.8%	62.3%
Expense ratio	22.3%	20.8%
Combined ratio	75.1%	83.1%

Reinsurance
Gross premiums written	$739,080	$590,222
Net premiums written	699,929	552,334
Premiums earned	666,577	566,163
Loss ratio	73.5%	75.2%
Expense ratio	26.7%	30.1%
Combined ratio	100.2%	105.3%

International
Gross premiums written	$174,866	$139,799
Net premiums written	153,762	121,843
Premiums earned	162,941	139,769
Loss ratio	66.5%	64.8%
Expense ratio	31.9%	30.1%
Combined ratio	98.4%	94.9%

Consolidated
Gross premiums written	$4,058,372	$3,832,016
Net premiums written	3,705,422	3,454,307
Premiums earned	3,526,914	3,263,020
Loss ratio	61.7%	63.1%
Expense ratio	26.9%	27.1%
Combined ratio	88.6%	90.2%

     The following table presents the Company’s net income and net income per share for the nine months ended September 30, 2006 and 2005 (amounts in thousands, except per share data):

	2006	2005

Net income	$501,462	$377,468
Weighted average diluted shares	201,276	199,187
Net income per diluted share	$2.49	$1.89

     The increase in net income in 2006 compared with 2005 reflects higher investment income and higher profits from underwriting activity. The increase in investment income was the result of an increase in average invested assets as well as an increase in the average yield on investments. The improvement in underwriting results was primarily attributable to less prior year loss reserve development and to lower weather-related losses.
     Gross Premiums Written. Gross premiums written were $4.1 billion in 2006, up 6% from 2005. While prices increased significantly in 2002 and 2003, the Company experienced an increased level of price competition in 2004 and 2005. This trend continued in 2006 with price levels for renewal business declining approximately 2% as compared with the prior year period.
     Gross premiums include approximately $59 million of premiums written by new businesses established in the past twelve months. Gross premiums for the regional and alternative markets segments include premiums written on behalf of assigned risk plans managed by the Company. The assigned risk business is fully reinsured by the respective state-sponsored assigned risk plans.
     A summary of gross premiums written in 2006 compared with 2005 by business segment follows:
•	Specialty gross premiums increased by 2% to $1.5 billion in 2006 from $1.4 billion in 2005. The number of new and renewal policies issued in 2006, net of policy cancellations, increased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written increased 4% for premises operations and 23% for property lines. Gross premiums written decreased 11% for professional liability lines and 3% for commercial automobile. Gross premiums for product liability were unchanged.

•	Regional gross premiums increased by 2% to $1,087 million in 2006 from $1,062 million in 2005. The number of new and renewal policies issued in 2006, net of policy cancellations, decreased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 2%. Gross premiums written increased 6% for workers’ compensation, 2% for commercial automobile and 1% for commercial multiple peril. Gross premiums include assigned risk premiums of $84 million in 2006 and $94 million in 2005.

•	Alternative markets gross premiums decreased by 3% to $607 million in 2006 from $623 million in 2005. Gross premiums included gross premiums for assigned risk plans of $49 million in 2006 and $65 million in 2005. Excluding the assigned risk plan premiums, alternative market’s gross premiums were unchanged. The number of new and renewal policies issued in 2006, net of policy cancellations was unchanged. Average prices for renewal policies, adjusted for changes in exposure, decreased 4%. Gross premiums written decreased 11% for primary workers’ compensation and increased 10% for excess workers’ compensation. The decline in premiums for primary workers’ compensation was primarily due to rate decreases in California.

•	Reinsurance gross premiums increased by 25% to $739 million in 2006 from $590 million in 2005. Average prices for renewal business increased 3%. Casualty gross premiums written increased 30% to $612 million, and property gross premiums written increased 7% to $127 million. The 2006 premiums include $123 million related to two new medical malpractice reinsurance agreements. While these agreements contain limits on the potential amount of losses to be paid by the Company, they also contain limits on the potential amount of profit that may be earned by the Company.

•	International gross premiums increased by 25% to $175 million in 2006 from $140 million in 2005 due to growth in Europe and Argentina.

     Net Premiums Earned. Net premiums earned increased 8% to $3.5 billion from $3.3 billion in 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2006 are related to business written during both 2006 and 2005. The 8% growth rate for 2006 earned premiums reflects the underlying growth in net premiums written in those years.
     Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2006	2005	2006	2005
Fixed maturity securities, including cash	$321,073	$238,212	4.6%	4.1%
Arbitrage trading account	51,785	15,925	9.9%	4.8%
Investments in partnerships and affiliates	27,947	20,707	9.8%	10.6%
Equity securities available for sale	23,128	18,817	6.5%	6.2%
Other	—	(410)	—	—

Gross investment income	423,933	293,251	5.2%	4.4%
Investment expenses and interest on funds held	(1,585)	(2,569)

Total	$422,348	$290,682

     Net investment income increased 45% to $422 million in 2006 from $291 million in 2005. Average invested assets (including cash and cash equivalents) increased 22% to $10.9 billion in 2006 from $8.9 billion in 2005 as a result of cash flow from operations. The average annualized gross yield on investments increased to 5.2% in 2006 from 4.4% in 2005 due to higher short-term interest rates and higher returns from the arbitrage trading account.
     Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $80 million in 2006, down from $84 million in 2005, primarily as a result of a decline in fees for managing assigned risk plans.
     Realized Investment Gains. Realized investment gains result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment gains were $4 million in 2006 compared with $14 million in 2005. The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
     Losses and Loss Expenses. Losses and loss expenses increased 6% to $2.2 billion in 2006 from $2.1 billion in 2005 due to increased premium volume. The consolidated loss ratio was 61.7% in 2006 compared with 63.1% in 2005. The 2006 loss ratio reflects less prior year loss reserve development ($20 million in 2006 compared with $149 million in 2005) and lower storm losses ($32 million in 2006 compared with $74 million in 2005). The 2005 weather-related losses includes $50 million attributable to hurricanes Katrina and Rita. These were partially offset by an increase in the expected loss ratio for accident year 2006 as a result of a decline in average prices. A summary of loss ratios in 2006 compared with 2005 by business segment follows:
•	Specialty’s loss ratio decreased to 60.0% in 2006 from 62.5% in 2005 principally due to lower prior year loss reserve development.

•	The regional loss ratio increased to 59.5% in 2006 from 56.2% in 2005. The 2006 loss ratio reflects an increase in the expected loss ratio for accident year 2006 as a result of a decline in average prices. Weather-related losses were $32 million in 2006 compared with $30 million in 2005.

•	Alternative market’s loss ratio decreased to 52.8% from 62.3% primarily as a result of the favorable reserve development related to workers’ compensation business in California.

•	The reinsurance loss ratio decreased to 73.5% in 2006 from 75.2% in 2005. The decrease reflects the impact of lower weather-related losses (with no hurricane losses in 2006 compared with $36 million in 2005) and less prior year loss reserve development. These were partially offset by relatively higher loss ratios for the new medical malpractice reinsurance agreements referred to above.

•	The international loss ratio increased to 66.5% in 2006 from 64.8% in 2005 primarily as a result of an increase in losses for business written in Argentina.
     Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	2006	2005
Underwriting expenses	$948,099	$883,310
Service expenses	66,818	68,803
Other costs and expenses	67,974	48,254

Total	$1,082,891	$1,000,367

     Underwriting expenses increased 7% primarily as a result of higher premium volume. Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 26.9% in 2006 compared with 27.1% in 2005.
     Service expenses, which represent the costs associated with the alternative market’s fee-based business, decreased 3% to $67 million primarily as a result of a decrease in costs associated with the servicing of assigned risk plan business.
     Other costs and expenses, which represent general and administrative expenses for the parent company, increased 41% to $68 million primarily as a result of higher incentive compensation costs.
     Interest Expense. Interest expense increased 15% to $70 million as a result of interest expense related to $200 million of 5.6% senior notes issued in May 2005 and $250 million of 6.75% junior subordinated debentures issued in July 2005. This was partially offset by a reduction in interest expense as a result of the repayment of $100 million 6.25% senior notes in January 2006.
     Income taxes. The effective income tax rate was 29% in 2006 and 2005. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Results of Operations for The Three Months ended September 30, 2006 and 2005
Business Segment Results
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2006 and 2005. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100% indicates an underwriting loss; a number below 100% indicates an underwriting profit.

	For the Three Months
	Ended September 30,
(Dollars in thousands)	2006	2005

Specialty
Gross premiums written	$454,835	$460,317
Net premiums written	432,760	435,535
Premiums earned	446,453	425,980
Loss ratio	59.3%	63.3%
Expense ratio	25.2%	24.7%
Combined ratio	84.5%	88.0%

Regional
Gross premiums written	$349,353	$337,790
Net premiums written	309,414	291,339
Premiums earned	308,263	298,250
Loss ratio	59.7%	57.8%
Expense ratio	30.6%	30.7%
Combined ratio	90.3%	88.5%

Alternative Markets
Gross premiums written	$209,674	$196,290
Net premiums written	190,555	178,482
Premiums earned	166,879	166,004
Loss ratio	51.3%	58.6%
Expense ratio	22.6%	21.0%
Combined ratio	73.9%	79.6%

Reinsurance
Gross premiums written	$233,419	$195,702
Net premiums written	221,163	182,261
Premiums earned	215,028	192,396
Loss ratio	73.3%	89.1%
Expense ratio	27.7%	27.5%
Combined ratio	101.0%	116.6%

International
Gross premiums written	$58,909	$49,015
Net premiums written	55,014	43,511
Premiums earned	57,234	48,542
Loss ratio	71.0%	65.2%
Expense ratio	32.1%	28.9%
Combined ratio	103.1%	94.1%

Consolidated
Gross premiums written	$1,306,190	$1,239,114
Net premiums written	1,208,906	1,131,128
Premiums earned	1,193,857	1,131,172
Loss ratio	61.3%	65.6%
Expense ratio	27.2%	26.5%
Combined ratio	88.5%	92.1%

     The following table presents the Company’s net income and net income per share for the three months ended September 30, 2006 and 2005 (amounts in thousands, except per share data):

	2006	2005

Net income	$174,308	$122,518
Weighted average diluted shares	201,295	200,630
Net income per diluted share	$.87	$.61

     The increase in net income in 2006 compared with 2005 reflects higher investment income and higher profits from underwriting activity. The increase in investment income was the result of an increase in average invested assets as well as an increase in the average yield on investments. The improvement in underwriting results was primarily attributable to less prior year loss reserve development and to lower weather-related losses.
     Gross Premiums Written. Gross premiums written were $1.3 billion in 2006, up 5% from 2005. While prices increased significantly in 2002 and 2003, the Company experienced an increased level of price competition in 2004 and 2005. This trend continued in 2006 with price levels for renewal business declining approximately 2%, as compared with the prior year period.
     Gross premiums for the regional and alternative markets segments include premiums written on behalf of assigned risk plans managed by the Company. The assigned risk business is fully reinsured by the respective state-sponsored assigned risk plans.
     A summary of gross premiums written in 2006 compared with 2005 by business segment follows:
•	Specialty gross premiums decreased 1% to $455 million in 2006 from $460 million in 2005. The number of new and renewal policies issued in 2006, net of cancellations, were unchanged. Average prices for renewal policies, adjusted for changes in exposure, decreased 4%. Gross premiums written decreased 8% for premises operations, 16% for products liability and 13% for professional liability. Gross premiums written increased 36% for property lines and 20% for commercial automobile.

•	Regional gross premiums increased by 3% to $349 million in 2006 from $338 million in 2005. The number of new and renewal policies issued in 2006, net of cancellations, was unchanged. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written increased 8% for workers’ compensation, 3% for commercial multiple peril and 4% for commercial automobile. Gross premiums include assigned risk premiums of $20 million in 2006 and $27 million in 2005.

•	Alternative markets gross premiums increased by 7% to $210 million in 2006 from $196 million in 2005. Gross premiums included gross premiums for assigned risk plans of $10 million in 2006 and $8 million in 2005. Excluding the assigned risk plan premiums, alternative market’s gross premiums increased by 6%. The number of new and renewal policies issued in 2006, net of cancellations, increased 3%. Average prices for renewal policies, adjusted for changes in exposure, decreased 4%. Gross premiums written were unchanged for primary workers’ compensation and increased 13% for excess workers’ compensation.

•	Reinsurance gross premiums increased 19% to $233 million in 2006 from $196 million in 2005. Average prices for renewal business increased 3%. Casualty gross premiums written increased 24% to $193 million, and property gross premiums written increased 1% to $40 million. The 2006 premiums include $32 million related to the new medical malpractice reinsurance agreements referred to above.

•	International gross premiums increased by 20% to $59 million in 2006 from $49 million in 2005 due to growth in Europe and Argentina.

     Net Premiums Earned. Net premiums earned increased 6% to $1.2 billion from $1.1 billion in 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2006 are related to business written during both 2006 and 2005. The 6% growth rate for 2006 earned premiums reflects the underlying growth in net premiums written in those years.
     Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2006 and 2005 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2006	2005	2006	2005
Fixed maturity securities, including cash	$112,434	$87,807	4.7%	4.2%
Arbitrage trading account	14,510	7,883	7.7%	6.6%
Investments in partnerships and affiliates	10,982	6,926	11.3%	9.9%
Equity securities available for sale	8,682	5,522	6.5%	5.7%
Other	—	(308)

Gross investment income	146,608	107,830	5.2%	4.5%
Investment expenses and interest on funds held	(824)	(328)

Total	$145,784	$107,502

     Net investment income increased 36% to $146 million in 2006 from $108 million in 2005. Average invested assets (including cash and cash equivalents) increased 18% to $11.3 billion in 2006 from $9.5 billion in 2005 as a result of cash flow from operations. The average annualized gross yield on investments increased to 5.2% in 2006 from 4.5% in 2005 due primarily to higher short-term interest rates.
     Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees increased to $27 million in 2006 from $25 million in 2005 primarily as a result of an increase in fees for managing assigned risk plans.
     Realized Investment Gains. Realized investment gains result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment gains were $2 million in 2006 compared with $8 million in 2005. The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
     Losses and Loss Expenses. Losses and loss expenses decreased 1% to $732 million in 2006 from $742 million in 2005. The consolidated loss ratio decreased to 61.3% in 2006 from 65.6% in 2005. The 2006 loss ratio reflects less prior year loss reserve development ($6 million in 2006 compared with $79 million in 2005) and lower storm losses ($7 million in 2006 compared with $56 million in 2005). The 2005 weather-related losses include $50 million attributable to hurricanes Katrina and Rita. These were partially offset by an increase in the expected loss ratio for accident year 2006 as a result of a decline in average prices. A summary of loss ratios in 2006 compared with 2005 by business segment follows:
•	Specialty’s loss ratio decreased to 59.3% in 2006 from 63.3% in 2005 principally due to lower prior year adverse reserve development.

•	The regional loss ratio increased to 59.7% in 2006 from 57.8% in 2005. The 2006 loss ratio reflects an increase in the expected loss ratio for accident year 2006 as a result of a decline in average prices. Weather-related losses were $7 million in 2006 compared with $16 million in 2005.

•	Alternative market’s loss ratio decreased to 51.3% from 58.6% primarily as a result of favorable reserve development related to workers’ compensation business in California.

•	The reinsurance loss ratio decreased to 73.3% in 2006 from 89.1% in 2005. The decrease reflects the impact of lower weather-related losses (with no hurricane losses in 2006 compared with $35 million in 2005) and less prior year loss reserve development. These were partially offset by relatively higher loss ratios for the new medical malpractice reinsurance agreements referred to above.

•	The international loss ratio increased to 71.0% in 2006 from 65.2% in 2005 primarily as a result of higher losses for business written in Argentina.
     Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	2006	2005
Underwriting expenses	$324,166	$300,021
Service expenses	21,816	21,049
Other costs and expenses	22,329	17,892

Total	$368,311	$338,962

     Underwriting expenses increased 8% in 2006 compared with 2005 primarily as a result of higher premium volume. Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 27.2% in 2006 from 26.5% in 2005. The increase reflects changes in the mix of business as well as expenses related by new businesses established in the past twelve months.
     Service expenses, which represent the costs associated with the alternative market’s fee-based business, increased 4% to $22 million primarily as a result of an increase in costs associated with the servicing of assigned risk plan business.
     Other costs and expenses, which represent general and administrative expenses for the parent company, increased 25% to $22 million primarily as a result of higher incentive compensation costs.
     Interest Expense. Interest expense decreased 1% to $23 million as a result of the repayment of $100 million 6.25% senior notes in January 2006, partially offset by $250 million of 6.75% junior subordinated debentures issued in July 2005.
     Income taxes. The effective income tax rate was 29% in 2006 and 27% in 2005. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

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
     The carrying value of the Company’s investment portfolio and investment-related assets as of September 30, 2006 and December 31, 2005 were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Fixed maturity securities	$9,188,110	$8,485,104
Equity securities available for sale	650,349	435,699
Equity securities trading account	787,460	567,760
Investments in partnerships and affiliates	401,784	321,662

Total investments	11,027,703	9,810,225

Cash and cash equivalents	658,910	672,941

Trading account receivable from brokers and clearing organization	206,505	98,229
Trading account securities sold but not yet purchased	(236,891)	(198,426)
Unsettled sales (purchases)	39,482	(4,719)

Total	$11,695,709	$10,378,250

     Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At September 30, 2006 (as compared to December 31, 2005), the fixed maturities portfolio mix was as follows: U.S. Government securities were 18% (15% in 2005); state and municipal securities were 52% (55% in 2005); corporate securities were 8% (9% in 2005); mortgage-backed securities were 18% (18% in 2005); and foreign bonds were 4%(3% in 2005).
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
     Investments in Partnerships and Affiliates. At September 30, 2006 (as compared to December 31, 2005), investments in partnerships and affiliates were as follows: equity in Kiln plc was $88 million ($74 million in 2005); real estate funds were $256 million ($160 million in 2005); and other investments were $58 million ($88 million in 2005).
     Securities in an Unrealized Loss Position. The following table summarizes all securities in an unrealized loss position at September 30, 2006 and December 31, 2005 by the length of time those securities have been continuously in an unrealized loss position:

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

September 30, 2006
Fixed maturities:
0 – 6 months	40	$211,384	$846
7 – 12 months	86	939,849	6,846
Over 12 months	251	2,809,770	43,527

Total	377	$3,961,003	$51,219

Equity securities available for sale:
0 – 6 months	6	$30,358	$356
7 – 12 months	13	36,154	487
Over 12 months	15	107,651	2,981

Total	34	$174,163	$3,824

December 31, 2005
Fixed maturities:
0 – 6 months	237	$2,921,830	$29,928
7 – 12 months	65	878,549	12,124
Over 12 months	96	847,400	17,410

Total	398	$4,647,779	$59,462

Equity securities available for sale:
0 – 6 months	38	$45,443	$1,221
7 – 12 months	15	106,979	2,571
Over 12 months	4	11,364	609

Total	57	$163,786	$4,401

     At September 30, 2006, gross unrealized gains were $211 million, or 2% of total investments, and gross unrealized losses were $55 million, or 0.5% of total investments. There were 365 securities that have been continuously in an unrealized loss position for more than six months. Those securities had an aggregate fair value of $3.9 billion and an aggregate unrealized loss of $54 million. The decline in market value for these securities is primarily due to an increase in market interest rates.
     Management regularly reviews all securities that have a fair value less than cost to determine whether an other than temporary impairment has occurred. In determining whether a decline in fair value is other than temporary, management assesses whether the fair value is expected to recover and whether the Company has the intent to hold the investment until it recovers. The Company’s assessment of its intent to hold an investment until it recovers is based on conditions at the time the assessment is made, including general market conditions, the Company’s overall investment strategy and management’s view of the underlying value of an investment relative to its current price. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income.
Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities was $1.1 billion during the nine months ended September 30, 2006 and $1.4 billion in the comparable period of 2005. The decrease is primarily a result of higher cash transfers to the arbitrage trading account ($225 million in 2006 compared with $80 million in 2005) and higher income tax payments.
     The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 84% invested in cash, cash equivalents and marketable fixed income securities as of September 30, 2006. If the sale of fixed income securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
     Financing Activity. In June 2006, the Company repurchased 1.4 million shares of its common stock for $44.4 million. On November 1, 2006 the Board of Directors increased the Company’s repurchase authorization to permit the Company to repurchase up to 22.6 million shares.
     At September 30, 2006, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,321 million and a face amount of $1,337 million. The maturities of the outstanding debt are $89 million in 2008, $150 million in 2010, $200 million in 2013, $200 million in 2015, $150 million in 2019, $76 million in 2022, $12 million in 2023 and $460 million in 2045 (of which $210 million has been called and will be prepaid on December 15, 2006 and $250 million is prepayable in 2010). The Company repaid $100 million of 6.25% senior notes at their maturity in January 2006.
     As of September 30, 2006, the Company had repurchased preferred securities of the W. R. Berkley Capital Trust with an aggregate principal amount of $84 million and a carrying value of $83 million. The preferred securities, which are secured by the Company’s junior subordinated debentures, are reported as investments in fixed income securities on the accompanying balance sheet and have not been deducted from the outstanding debt amounts referred to in the preceding paragraph.

     On October 18, 2006 the Company announced that it will repay $210 million of junior subordinated debentures on December 15, 2006, contemporaneously with the redemption of $210 million of 8.197% trust preferred securities by the W. R. Berkley Capital Trust. This amount includes preferred securities already repurchased by the Company.
     At September 30, 2006, stockholders’ equity was $3.1 billion and total capitalization (stockholders’ equity, senior notes, junior subordinated debentures and other debt) was $4.4 billion. The percentage of the Company’s capital attributable to senior notes and other debt and junior subordinated debentures was 30% at September 30, 2006, compared with 36% at December 31, 2005.
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
     The duration of the investment portfolio decreased to 3.7 years at September 30, 2006 from 3.8 years at December 31, 2005. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2005.
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
     Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans
	purchased	share	or programs	or programs (1)
July 2006	—	—	None	2,624,688
August 2006	—	—	None	2,624,688
September 2006	—	—	None	2,624,688

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,125,000 shares that was approved by the Board of Directors on November 10, 1998. In addition, on November 1, 2006 the Board of Directors increased the Company’s repurchase authorization to permit the Company to repurchase up to 22.6 million shares.

Item 6. Exhibits
     Number
(31.1)	(Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: November 3, 2006	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: November 3, 2006	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President, Chief Financial Officer and Treasurer