Form 10-K
period 2006-12-31
BERKLEY W R CORP
filed 2007-03-01
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-15202

W. R. BERKLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-1867895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
475 Steamboat Road, Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)

Registrant’s telephone number, including area code: (203) 629-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.20 per share	New York Stock Exchange
Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange
6.75% Trust Originated Preferred Securities	New York Stock Exchange

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $5,734,489,801.

Number of shares of common stock, $.20 par value, outstanding as of February 23, 2007: 192,839,255.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2006 Annual Report to Stockholders for the year ended December 31, 2006 are incorporated herein by reference in Part II, and portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated herein by reference in Part III.

W. R. BERKLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2006

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained herein including statements related to our outlook for the industry and for our performance for the year 2007 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•	the cyclical nature of the property casualty industry;

•	the long-tail and potentially volatile nature of the insurance and reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

•	the uncertain nature of damage theories and loss amounts;

•	natural and man-made catastrophic losses, including as a result of terrorist activities;

•	the impact of competition;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	exposure as to coverage for terrorist acts and our retention under The Terrorism Risk Insurance Act of 2002, as amended (“TRIA”), and the potential expiration of TRIA;

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	investment risks, including those of our portfolio of fixed income securities and investments in equity securities, including merger arbitrage investments;

•	exchange rate and political risks relating to our international operations;

•	legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry;

•	changes in the ratings assigned to us by rating agencies;

•	availability of dividends from our insurance company subsidiaries;

•	our ability to attract and retain qualified employees; and

•	other risks detailed from time to time in this Form 10-K and in our filings with the Securities and Exchange Commission.

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2007 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I

ITEM 1.	BUSINESS

W. R. Berkley Corporation, a Delaware corporation, is an insurance holding company that is among the largest commercial lines writers in the United States and operates in five segments of the property casualty insurance business:

•	Specialty lines of insurance, including excess and surplus lines, premises operations, professional liability and commercial automobile

•	Regional commercial property casualty insurance

•	Alternative markets, including workers’ compensation and the management of self-insurance programs

•	Reinsurance, including treaty, facultative and Lloyd’s business

•	International

Our holding company structure provides us with the flexibility to respond to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. Our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment and reinsurance management, and actuarial, financial and corporate legal staff support.

Unless otherwise indicated, all references in this Form 10-K to “W. R. Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries.

Our specialty insurance and reinsurance operations are conducted nationwide. Regional insurance operations are conducted primarily in the Midwest, Northeast, Southern (excluding Florida and Louisiana) and Mid Atlantic regions of the United States. Alternative markets operations are conducted throughout the United States. International operations are conducted in Europe, South America and the Philippines.

Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of the past five years were as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Net premiums written:
Specialty	$1,814,479	$1,827,865	$1,497,567	$1,258,273	$987,305
Regional	1,235,302	1,196,487	1,128,800	963,988	776,577
Alternative markets	651,255	669,774	640,491	505,830	309,566
Reinsurance	892,769	719,540	823,772	832,634	550,384
International	225,188	190,908	175,731	109,790	79,313
Discontinued business(1)	—	—	—	—	7,345

Total	$4,818,993	$4,604,574	$4,266,361	$3,670,515	$2,710,490

Percentage of net premiums written:
Specialty	37.7%	39.8%	35.1%	34.2%	36.4%
Regional	25.6	26.0	26.5	26.3	28.7
Alternative markets	13.5	14.5	15.0	13.8	11.4
Reinsurance	18.5	15.6	19.3	22.7	20.3
International	4.7	4.1	4.1	3.0	2.9
Discontinued business(1)	—	—	—	—	0.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Represents personal lines and certain reinsurance lines that were discontinued in 2001.

The following sections describe our insurance segments and their operating units. These operating units underwrite on behalf of one or more affiliated insurance companies within the group pursuant to underwriting management agreements. Certain operating units are identified by us for descriptive purposes only and are not legal entities.

Five of our insurance company subsidiaries, Admiral Insurance Company, Nautilus Insurance Company, Admiral Indemnity Company, Great Divide Insurance Company, and Clermont Insurance Company, have A.M. Best Company, Inc. (“A.M. Best”) ratings of “A+ (Superior)” which is A.M. Best’s second highest rating. All of our other domestic insurance and company subsidiaries and W. R. Berkley Insurance (Europe), Limited have A.M. Best ratings of “A (Excellent)” which is the third highest rating out of 15 possible ratings by A.M. Best. A.M. Best’s ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “While Best’s Financial Strength Ratings reflect [its] opinion as to a company’s financial strength and ability to meet its ongoing obligations to policyholders, they are not a warranty, nor are they a recommendation of a specific policy form, contract, rate or claim practice.” A.M. Best reviews its ratings on a periodic basis, and ratings of the Company’s subsidiaries are therefore subject to change.

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

Admiral Insurance Company (“Admiral”) provides excess and surplus lines coverage that generally involves a moderate to high degree of hazard due to the nature of the class of coverage or type of business insured. Admiral concentrates on general liability, professional liability, property, and excess and umbrella liability lines of business. Admiral products are distributed by wholesale brokers. The average annual premium per policy was approximately $35,000 in 2006.

Nautilus Insurance Company (“Nautilus”) insures excess and surplus risks for small to medium-sized commercial risks with low to moderate susceptibility to loss. Admitted business is also written through an affiliate, Great Divide Insurance Company. A substantial portion of Nautilus’ business is written on a binding authority basis, subject to certain contractual limitations. The average annual premium per policy was approximately $3,700 in 2006.

Carolina Casualty Insurance Company (“Carolina”) provides commercial insurance products and services to the transportation industry with an emphasis on intermediate and long-haul trucking and various classes of business and public auto. Carolina operates as an admitted carrier in all states.

Vela Insurance Services, LLC (“Vela”) underwriters excess and surplus lines casualty business with a primary focus on contractors. Vela has offices in Chicago, Illinois and Solvang, California and underwrites a variety of classes nationwide through a network of appointed excess and surplus lines brokers. Vela also underwrites wrap-up policies for large residential projects, primarily in California, through a managing general agency. The average annual premium per policy was approximately $76,000 in 2006.

Berkley Specialty Underwriting Managers, LLC (“Berkley Specialty”) has three underwriting divisions. The specialty casualty division underwrites excess and surplus lines general liability coverage with an emphasis on products liability. The entertainment and sports division underwrites property casualty insurance products, both on an admitted and non-admitted basis, for the entertainment industry and sports-related organizations. The environmental division underwrites specialty insurance products to environmental customers such as contractors, consultants and owners of sites and facilities.

Monitor Liability Managers, Inc. (“Monitor”) specializes in professional liability insurance, including directors’ and officers’ liability, employment practices liability, lawyers’ professional liability, management liability and non-profit directors’ and officers’ liability.

Berkley Underwriting Partners, LLC (“Berkley Underwriting Partners”) underwrites specialty insurance products through program administrators and managing general underwriters. Berkley Underwriting Partners underwrites business nationwide on an admitted and non-admitted basis.

Clermont Specialty Managers, Ltd. (“Clermont”) underwrites package insurance programs, including workers’ compensation, for luxury condominium, cooperative and rental apartment buildings and restaurants in the New York City and Chicago metropolitan areas.

Berkley Aviation, LLC (“Aviation”), which began operations in December 2005, underwrites general and specialty aviation insurance. It underwrites coverage for airlines, helicopters, miscellaneous general aviation operations, non-owned aircraft, fixed-base operations, control towers, airports, financial institutions, and related businesses.

The following table sets forth the percentage of gross premiums written by specialty unit:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Admiral	28.5%	27.8%	32.2%	33.3%	33.9%
Nautilus	17.3	17.1	18.7	18.3	15.9
Carolina	14.3	13.6	16.0	14.8	16.1
Vela	11.9	14.1	9.6	10.0	8.0
Berkley Specialty	9.0	8.6	3.3	—	—
Monitor	7.1	8.0	11.1	13.2	13.7
Berkley Underwriting Partners	6.2	7.9	5.9	5.8	7.7
Clermont	3.0	2.8	3.2	3.4	3.7
Aviation	2.7	0.1	—	—	—
Surety(1)	—	—	—	1.2	1.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Surety was transferred to the regional segment in 2004.

The following table sets forth the percentages of gross premiums written, by line, by our specialty insurance operations:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Premises operations	42.2%	43.7%	40.2%	40.4%	34.8%
Commercial automobile	15.0	15.0	17.0	17.3	20.0
Products liability	13.1	13.8	14.0	9.1	10.6
Property	12.2	9.1	9.5	10.1	11.5
Professional liability	8.9	9.9	12.9	15.1	14.3
Other	8.6	8.5	6.4	8.0	8.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

REGIONAL

Our regional companies provide commercial insurance products to customers primarily in 42 states and the District of Columbia. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional business is sold through a network of non-exclusive independent agents who are compensated on a commission basis. The regional companies are organized geographically in order to provide them with the flexibility to adapt quickly to local market conditions.

Continental Western Group (“Continental Western Group”) is based in Des Moines, Iowa and operates in 18 states in the Midwest and Pacific Northwest.

Acadia Insurance Company (“Acadia”) is based in Westbrook, Maine and operates in 8 states in the Northeast.

Union Standard Insurance Group (“Union Standard”) is based in Irving, Texas and operates in 9 states in southern states other than Florida and Louisiana.

Berkley Mid Atlantic Group is based in Glen Allen, Virginia and operates in 7 states in the Mid Atlantic region and District of Columbia.

Berkley Surety Group, Inc. (“Berkley Surety”), offers surety bonds on a nationwide basis through a network of ten regional and branch offices.

Berkley Regional Specialty Insurance Company (“BRSIC”) offers excess and surplus lines products through independent agents in our regional territories.

The following table sets forth the percentage of gross premiums written by each region:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Continental Western Group	33.1%	34.3%	35.2%	36.3%	36.4%
Acadia	25.1	25.7	26.4	27.1	26.3
Union Standard	16.6	15.2	15.0	15.1	15.4
Berkley Mid Atlantic Group	15.5	14.6	13.8	12.8	13.6
Berkley Surety	2.0	2.0	2.2	—	—
BRSIC	0.5	—	—	—	—
Assigned risk plans(1)	7.2	8.2	7.4	8.7	8.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.

The following table sets forth the percentages of gross premiums written, by line, by our regional insurance operations:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Commercial Multi-Peril	35.5%	35.8%	36.6%	36.6%	35.2%
Automobile	25.3	25.4	26.0	25.9	25.8
Workers’ Compensation	17.9	17.6	17.1	17.5	17.2
Assigned risk plans(1)	7.2	8.2	7.4	8.7	8.3
Other	14.1	13.0	12.9	11.3	13.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of direct premiums written, by state, by our regional insurance operations:

	Year Ended December 31,
	2006	2005	2004	2003	2002

State
Massachusetts	7.0%	7.5%	7.6%	7.7%	7.2%
Kansas	6.8	6.7	7.5	7.9	8.3
Texas	6.2	6.0	6.1	6.4	6.2
Pennsylvania	5.6	5.5	5.1	4.2	3.9
New Hampshire	5.3	5.4	5.9	6.2	6.9
Maine	5.1	5.3	5.7	6.2	7.5
Iowa	4.6	4.8	4.7	4.7	4.6
Nebraska	4.0	4.0	4.2	4.5	4.8
Vermont	3.5	3.6	3.6	3.8	4.1
Minnesota	3.4	3.9	4.0	3.8	3.5
Missouri	3.3	3.4	3.6	3.5	3.2
Colorado	3.3	3.1	3.0	3.0	3.3
North Carolina	3.2	3.1	3.1	3.2	4.0
Connecticut	2.9	2.9	2.8	1.7	0.9
Arkansas	2.8	2.6	2.4	1.9	1.9
Wisconsin	2.7	2.9	3.1	2.8	2.7
South Dakota	2.6	3.0	3.3	3.6	3.6
Virginia	2.6	2.8	2.8	2.7	2.7
Mississippi	2.4	2.0	2.0	2.1	2.1
Washington	2.3	2.0	1.8	1.7	0.9
Maryland	2.1	1.7	1.5	1.2	1.0
Illinois	2.0	1.8	2.0	2.0	2.2
New York	1.8	1.9	1.7	0.8	1.2
Tennessee	1.7	1.7	1.8	4.1	1.8
Oklahoma	1.6	1.6	1.5	1.5	1.5
Idaho	1.2	1.2	1.2	1.5	1.5
Other	10.0	9.6	8.0	7.3	8.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

ALTERNATIVE MARKETS

Our alternative markets operations specialize in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms. Our clients include employers, employer groups, insurers, and other groups seeking alternative ways to manage their exposure to risks. Often, this results in our customers choosing to retain more of this risk than they might otherwise retain in the traditional insurance market. In addition to providing insurance, the alternative markets segment also provides a wide variety of fee-based services, including claims, administrative and consulting services.

Midwest Employers Casualty Company (“MECC”) provides excess workers’ compensation coverage and risk management services to self-insured employers and groups. Excess workers compensation is coverage above an amount retained, or self-insured, by the employer or group and includes large deductible and reinsurance programs.

Key Risk Insurance Company (“Key Risk”) offers primary workers’ compensation insurance principally in North Carolina. Key Risk focuses on middle-market accounts in specialty niches and on larger self-insured entities, with a special emphasis on managed care services. An affiliate, Key Risk Management Services, Inc., provides third party administration of self-insured workers’ compensation programs.

Preferred Employers Insurance Company (“Preferred Employers”) offers workers’ compensation insurance in California with an emphasis on owner-managed small employers.

Berkley Risk Administrators Company, LLC (“BRAC”) underwrites property casualty insurance primarily for human services and not-for profit entities and provides risk management services to business, governmental entities, assigned risk plans, non-profit entities and insurance companies. BRAC’s services include third-party administration, claims adjustment and management, risk management, employee benefit consulting, accounting services, loss control and safety consulting, management information systems, regulatory compliance and alternative markets program management.

Berkley Medical Excess Underwriters, LLC, (“Medical Excess”) underwrites medical malpractice excess insurance and reinsurance coverage and services to hospitals and hospital associations.

Berkley Net Underwriters, LLC, (“Net”), which was formed in December 2005, uses a web-based system to allow producers to quote, bind and service insurance policies. Its initial focus is on the workers’ compensation market.

Berkley Accident and Health, LLC, (“A&H”), which was formed in December 2005, underwrites accident and health insurance and reinsurance products.

The following table sets forth the percentages of gross premiums written by each alternative markets unit:

	Year Ended December 31,
	2006	2005	2004	2003	2002

MECC	44.6%	41.6%	36.9%	37.8%	48.3%
Key Risk	16.8	15.4	13.6	12.9	16.4
Preferred Employers	16.0	20.9	26.4	27.4	24.4
BRAC	7.0	7.6	7.1	8.2	7.4
Medical Excess	5.4	6.2	6.4	8.0	2.4
Net	0.8	—	—	—	—
A&H	0.4	—	—	—	—
Assigned risk plans(1)	9.0	8.3	9.6	5.7	1.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.

The following table sets forth services fees for insurance services business conducted by BRAC and Key Risk (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002

Services fees	$104,812	$110,697	$109,344	$101,715	$86,095

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

Signet Star Re, LLC (“Treaty”) focuses on underwriting specialty lines of business, including professional liability, umbrella, workers’ compensation, commercial automobile and trucking. Signet Star emphasizes casualty excess of loss treaties and seeks significant participations in order to have greater influence over the terms and conditions of coverage. Signet Star business is produced through reinsurance brokers or intermediaries as opposed to direct relationships with the ceding companies.

Facultative ReSources, Inc. (“Fac Re”) specializes in underwriting individual certificate and program facultative business developed through brokers. Its experienced underwriters seek to offset the underwriting and pricing cycles in the underlying insurance business by working closely with ceding company clients to develop appropriate underwriting criteria and through superior risk selection.

Lloyd’s of London (“Lloyd’s”) represents a broad range of mainly short-tail classes of business, which are written through Lloyd’s.

B F Re Underwriters, LLC. (“BF Re”) is a direct facultative casualty reinsurance underwriting manager that serves clients through a nationwide network of regional offices. B F Re’s primary lines of business are professional liability, excess and surplus, umbrella and medical malpractice.

Berkley Risk Solutions, Inc. (“Berkley Risk Solutions”) underwrites insurance and reinsurance-based financial solutions to insurance companies and self-insured entities. It also underwrites traditional treaty reinsurance of domestic medical malpractice insurers.

Watch Hill Fac Management, LLC, (“Watch Hill”), which commenced operations in 2005, underwrites business on an excess of loss basis or, in the case of umbrella business, on a contributing excess basis, for most commercial casualty lines of business with an emphasis on general liability, products liability, construction risks, automobile liability and umbrella.

Berkley Insurance Company — Hong Kong Branch (“Hong Kong”), which was formed in 2006, provides most major classes of general insurance business in the Asia Pacific region with an initial focus on property facultative reinsurance.

The following table sets forth the percentages of gross premiums written by each reinsurance unit:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Treaty	36.1%	42.2%	38.8%	37.5%	41.5%
Fac Re	16.2	23.1	27.3	30.4	27.3
Lloyd’s	18.7	21.6	24.4	25.9	31.2
BF Re	9.6	12.3	9.1	6.2	—
Berkley Risk Solutions	16.6	0.8	0.4	—	—
Watch Hill	2.7	—	—	—	—
Hong Kong	0.1	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our reinsurance operations:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Casualty	83.2%	81.2%	79.4%	79.4%	73.4%
Property	16.8	18.8	20.6	20.6	26.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

INTERNATIONAL

Our international segment has operations in Argentina, the United Kingdom, Spain, Brazil and the Philippines. We apply the same long-term strategies that that we use in our domestic operations — decentralized structures with products and services tailored to the local environments.

W. R. Berkley Insurance (Europe), Limited (“Berkley Europe”) which is owned 80% by W. R. Berkley Corporation and 20% by Kiln plc, is a London-based specialty casualty insurer that writes professional indemnity, directors’ and officers’ liability, medical malpractice, general liability and personal accident and travel business, primarily in the United Kingdom. In 2005, Berkley Europe began offering medical malpractice and professional indemnity coverage in Spain through its branch offices in Madrid and Barcelona.

South America provides commercial and personal property casualty insurance primarily in Argentina and surety business in Brazil.

Philippines provide savings and life products to customers in the Philippines.

The following table set forth the percentages of direct premiums for our international operations:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Berkley Europe	53.1%	56.5%	58.1%	40.7%	—%
South America	42.5	39.5	38.9	54.7	82.3
Philippines	4.4	4.0	3.0	4.6	17.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Results by Industry Segment

Summary financial information about our operating segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Specialty
Revenue	$1,952,928	$1,816,483	$1,491,104	$1,204,746	$849,690
Income before income taxes	$479,105	$345,896	$275,689	$200,428	$137,307
Regional
Revenue	$1,289,869	$1,230,793	$1,112,801	$923,965	$749,750
Income before income taxes	$201,417	$216,495	$184,152	$153,292	$104,085
Alternative Markets
Revenue	$878,531	$856,792	$774,397	$569,463	$360,670
Income before income taxes	$291,416	$238,462	$133,438	$88,742	$60,481
Reinsurance
Revenue	$993,120	$849,207	$915,276	$763,861	$417,627
Income before income taxes	$135,424	$63,606	$85,995	$58,201	$16,008
International
Revenue	$248,894	$208,836	$167,849	$85,145	$94,609
Income (loss) before income taxes	$34,447	$20,890	$18,790	$3,242	$(1,757)
Discontinued
Revenue	—	—	—	—	$55,774
Loss before income taxes	—	—	—	—	$(10,682)
Other(1)
Revenue	$31,489	$34,728	$50,808	$82,928	$37,964
Loss before income taxes	$(153,164)	$(114,812)	$(59,551)	$(14,601)	$(46,009)
Total
Revenue	$5,394,831	$4,996,839	$4,512,235	$3,630,108	$2,566,084
Income before income tax	$988,645	$770,537	$638,513	$489,304	$259,433

(1)	Represents corporate revenues, corporate expenses and realized investment gains and losses, which are not allocated to business segments.

The table below represents summary underwriting ratios, on a GAAP accounting basis for our insurance segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Specialty
Loss ratio	59.1%	62.4%	61.7%	63.3%	64.1%
Expense ratio	25.0	25.1	25.6	25.1	25.7

Combined ratio	84.1%	87.5%	87.3%	88.4%	89.8%

Regional
Loss ratio	59.7%	55.8%	55.7%	56.3%	59.1%
Expense ratio	30.6	30.6	31.2	31.2	32.4

Combined ratio	90.3%	86.4%	86.9%	87.5%	91.5%

Alternative Markets
Loss ratio	53.5%	59.4%	70.6%	68.7%	66.8%
Expense ratio	22.1	20.1	21.2	24.2	30.5

Combined ratio	75.6%	79.5%	91.8%	92.9%	97.3%

Reinsurance
Loss ratio	72.0%	74.1%	69.5%	69.6%	74.9%
Expense ratio	27.8	30.1	29.1	29.4	31.4

Combined ratio	99.8%	104.2%	98.6%	99.0%	106.3%

International
Loss ratio	64.2%	66.5%	61.0%	58.7%	54.4%
Expense ratio	32.0	29.6	30.0	38.8	50.1

Combined ratio	96.2%	96.1%	91.0%	97.5%	104.5%

Discontinued Business(1)
Loss ratio	—	—	—	—	98.7%
Expense ratio	—	—	—	—	30.8

Combined ratio	—	—	—	—	129.5%

Total
Loss ratio	61.0%	62.4%	63.0%	63.4%	65.0%
Expense ratio	27.0	26.9	27.4	28.0	30.4

Combined ratio	88.0%	89.3%	90.4%	91.4%	95.4%

(1)	Represents personal lines and certain reinsurance lines that were discontinued in 2001.

Investments

Investment results, before income taxes, were as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Average investments, at cost	$11,062,491	$9,221,710	$7,176,955	$5,326,621	$3,881,121

Investment income, before expenses	$587,976	$406,935	$293,866	$244,347	$210,900

Percent earned on average investments	5.3%	4.4%	4.1%	4.6%	5.4%

Realized investment gains	$9,648	$17,209	$48,268	$81,692	$37,070

Change in unrealized investment gains (losses)(1)	$113,539	$(118,934)	$(4,424)	$7,493	$113,529

(1)	Represents the change in unrealized investment gains (losses) for available for sale securities and investment in partnerships and affiliates.

For comparison, the following are the coupon returns for selected bond indices and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Lehman Brothers U.S. Aggregate Bond Index	5.3%	4.9%	5.0%	5.3%	6.0%
Lehman Brothers Municipal Bond Index	4.8%	4.7%	4.8%	4.8%	5.1%
S&P 500® Index	2.2%	1.8%	1.9%	2.3%	1.3%

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	2006	2005	2004	2003	2002

1 year or less	11.2%	10.6%	10.8%	1.6%	3.1%
Over 1 year through 5 years	17.5	13.1	15.8	21.1	16.9
Over 5 years through 10 years	26.3	26.6	19.0	19.0	25.4
Over 10 years	22.8	32.1	36.4	36.8	27.8
Mortgage-backed securities	22.2	17.6	18.0	21.5	26.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience and is supplemented with data compiled from insurance companies writing similar business. The liabilities for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve for non-proportional business, and at the statutory rate for proportional business. The discount rates range from 2.7% to 6.5% with a weighted average rate of 4.7%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $699,883,000, $575,485,000 and $502,874,000 at December 31, 2006, 2005 and 2004, respectively. The increase in the aggregate discount from 2005 to 2006 and from 2004 to 2005 resulted from the increase in workers’ compensation gross reserves.

To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. Environmental claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $37,473,000 and $37,453,000 at December 31, 2006 and 2005, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $49,937,000 and $53,731,000 at December 31, 2006 and 2005, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $3,000,000, $1,853,000 and $9,194,000 in 2006, 2005 and 2004, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $2,980,000, $2,658,000 and $2,802,000 in 2006, 2005 and 2004, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years(amounts in thousands):

	2006	2005	2004

Net reserves at beginning of year	$5,867,290	$4,722,842	$3,505,295
Net provision for losses and loss expenses(a):
Claims occurring during the current year(b)	2,791,500	2,531,655	2,236,860
Increase in estimates for claims occurring in prior years(c)	26,663	186,728	294,931
Decrease in discount for prior years	39,507	57,790	24,220

	2,857,670	2,776,173	2,556,011

Net payments for claims:
Current year	456,073	447,018	409,776
Prior years	1,321,290	1,184,707	928,688

	1,777,363	1,631,725	1,338,464

Net reserves at end of year	6,947,597	5,867,290	4,722,842
Ceded reserves at end of year	836,672	844,470	726,769

Gross reserves at end of year	$7,784,269	$6,711,760	$5,449,611

(a)	Net provision for loss and loss expenses excludes $6,828, $5,629, and $3,299 in 2006, 2005 and 2004, respectively, relating to the policyholder benefits incurred on life insurance that are included in the statement of income.

(b)	Claims occurring during the current year are net of discount of $133,965, $103,558, and $107,282 in 2006, 2005 and 2004, respectively.

(c)	The increase in estimates for claims occurring in prior years is net of discount of $29,940, $26,845 and $26,658 in 2006, 2005 and 2004 respectively. The increase in estimates for claims occurring in prior years before discount is $56,603, $213,573 and $321,589 in 2006, 2005 and 2004 respectively.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the increase in estimates for claims occurring in prior years.

A reconciliation between the reserves as of December 31, 2006 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) is as follows (amounts in thousands):

Net reserves reported on a SAP basis	$6,948,562
Additions (deductions) to statutory reserves:
International property & casualty reserves	240,670
Loss reserve discounting(1)	(241,601)
Other	(34)

Net reserves reported on a GAAP basis	6,947,597
Ceded reserves reclassified as assets	836,672

Gross reserves reported on a GAAP basis	$7,784,269

(1)	For statutory purposes, we use a discount rate of 2.4% for non-proportional business as permitted by the Department of Insurance of the State of Delaware.

The following table presents the development of net reserves for 1996 through 2006. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1996 reserves have developed a $214 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1996 is reserved for $2,000 as of December 31, 1996. Assuming this claim estimate was changed in 2006 to $2,300, and was settled for $2,300 in 2006, the $300 deficiency would appear as a deficiency in each year from 1996 through 2006.

Year Ended December 31,	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Amounts in millions)

Net reserves, discounted	$1,333	$1,433	$1,583	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867	$6,948
Reserve discount	172	190	187	196	223	243	293	393	503	575	700

Net reserve, undiscounted	$1,505	$1,623	$1,770	$1,920	$2,041	$2,276	$2,616	$3,898	$5,226	$6,442	$7,648

Net Re-estimated as of:
One year later	$1,481	$1,580	$1,798	$1,934	$2,252	$2,450	$2,889	$4,220	$5,440	$6,499
Two years later	1,406	1,566	1,735	2,082	2,397	2,671	3,242	4,552	5,588
Three years later	1,356	1,446	1,805	2,203	2,520	2,932	3,611	4,720
Four years later	1,239	1,463	1,856	2,260	2,634	3,233	3,769
Five years later	1,248	1,494	1,859	2,330	2,841	3,339
Six years later	1,271	1,488	1,886	2,449	2,889
Seven years later	1,265	1,495	1,955	2,460
Eight years later	1,266	1,539	1,958
Nine years later	1,291	1,537
Ten years later	1,291
Cumulative redundancy (deficiency), undiscounted	$214	$86	$(188)	$(540)	$(848)	$(1,063)	$(1,153)	$(822)	$(362)	$(57)

Cumulative amount of net liability paid through:
One year later	$332	$365	$496	$584	$702	$794	$599	$929	$1,185	$1,768
Two years later	523	574	795	1,011	1,255	1,191	1,216	1,749	2,107
Three years later	635	737	1,032	1,426	1,501	1,594	1,792	2,388
Four years later	714	852	1,306	1,567	1,722	1,971	2,223
Five years later	782	1,033	1,387	1,699	1,964	2,245
Six years later	903	1,068	1,448	1,831	2,138
Seven years later	935	1,112	1,522	1,934
Eight years later	966	1,163	1,583
Nine years later	1,000	1,208
Ten years later	1,033

The following table presents the development of gross reserves for 1996 through 2006.

Year Ended December 31,	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Amounts in millions)

Net reserves, discounted	$1,333	$1,433	$1,583	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867	$6,947
Ceded Reserves	450	477	538	617	658	731	845	687	727	845	837

Gross reserves, discounted	1,783	1,910	2,121	2,341	2,476	2,764	3,168	4,192	5,450	6,712	7,784
Reserve discount	216	241	248	250	286	324	384	462	573	654	761

Gross reserve-undiscounted	$1,999	$2,151	$2,369	$2,591	$2,762	$3,088	$3,552	$4,654	$6,023	$7,366	$8,545

Gross Re-estimated as of:
One year later	$1,965	$2,132	$2,390	$2,653	$2,827	$3,153	$3,957	$5,030	$6,241	7,406
Two years later	1,959	2,096	2,389	2,556	2,730	3,461	4,353	5,380	6,382
Three years later	1,909	2,010	2,218	2,385	2,900	3,777	4,744	5,546
Four years later	1,823	1,871	2,079	2,465	3,054	4,103	4,885
Five years later	1,739	1,787	2,102	2,564	3,267	4,192
Six years later	1,688	1,795	2,139	2,684	3,296
Seven years later	1,692	1,805	2,212	2,682
Eight years later	1,692	1,857	2,198
Nine years later	1,723	1,842
Ten Years later	1,710
Gross cumulative redundancy (deficiency) (deficiency) undiscounted	$289	$309	$171	$(91)	$(534)	$(1,104)	$(1,333)	$(892)	$(359)	$(40)

Reinsurance

We follow a common industry practice of reinsuring a portion of our exposures and paying to reinsurers a part of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of “A (Excellent)” or better with at least $500 million in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of “A-(Excellent)” or better with at least $250 million in policyholder surplus.

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

In addition to regulatory supervision of our insurance subsidiaries, we are subject to state statutes governing insurance holding company systems. Typically, such statutes require that we periodically file information with the appropriate state insurance commissioner, including information concerning our capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of our outstanding voting securities would be required to obtain regulatory approval of the purchase. Under Florida law, which is applicable to us due to our ownership of Carolina Casualty Insurance Company, a Florida domiciled insurer, the acquisition of more than 5% of our capital stock must receive regulatory approval. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Various state and federal organizations, including Congressional committees and the National Association of Insurance Commissioners (“NAIC”), have been conducting reviews into various aspects of the insurance business. No assurance can be given that future legislative or regulatory changes resulting from such activity will not adversely affect our insurance subsidiaries.

The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized RBC control level as of December 31, 2006.

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

Our insurance company subsidiaries are also subject to assessment by state guaranty funds when an insurer in a particular jurisdiction has been judicially declared insolvent and insufficient funds are available from the liquidated company to pay policyholders and claimants. The protection afforded under a state’s guaranty fund to policyholders of the insolvent insurer varies from state to state. Generally, all licensed property casualty insurers are considered to be members of the fund, and assessments are based upon their pro rata share of direct written premiums. The NAIC Model Post-Assessment Guaranty Fund Act, which many states have adopted, limits assessments to an insurer to 2% of its subject premium and permits recoupment of assessments through rate setting. Likewise, several states (or underwriting organizations of which our insurance subsidiaries are required to be members) have limited assessment authority with regard to deficits in certain lines of business.

We receive funds from our insurance company subsidiaries in the form of dividends and management fees for certain management services. Annual dividends in excess of maximum amounts prescribed by state statutes may not be paid without the approval of the insurance commissioner of the state in which an insurance subsidiary is domiciled.

The Terrorism Risk Insurance Act of 2002 became effective November 26, 2002 and was amended on December 22, 2005 by the Terrorism Risk Insurance Extension Act of 2005 (together, “TRIA”). TRIA establishe a temporary Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is scheduled to terminate on December 31, 2007. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will pay 85% in 2007 of an insurer’s covered losses in excess of the insurer’s applicable deductible. The insurer’s deductible is based on a percent of earned premium for covered lines of commercial property and casualty insurance: for 2007 it will be 20%

of 2006 premium. Based on our 2006 earned premiums, our deductible under TRIA during 2007 will increase to approximately $618 million. As of 2007, the federal program will not pay losses for certified acts unless such losses exceed $100 million. TRIA limits the federal government’s share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap. After December 31, 2007, there will not be a federal program available for terrorism losses unless TRIA is further extended or replaced. At such time, the Company will have the option to exclude terrorism losses from coverage, except for any lines of insurance or jurisdictions where exclusions are not permitted.

The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has entered into settlement agreements with several large insurance brokers and insurance companies. These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry and the Company. Following the public disclosure of the New York State Attorney General’s investigation, the Company commenced an internal review with the assistance of outside counsel that focused on the Company’s relationships with its distribution channels. As a result of its investigation, the Company uncovered at a single insurance operating unit certain limited instances of conduct that could be characterized as involving inappropriate solicitation practices. That operating unit has reached an agreement with its domiciliary insurance regulator resolving all issues pertaining to such regulator’s inquiry without penalty.

Competition

The property casualty insurance and reinsurance businesses are competitive, with over 2,000 insurance companies transacting business in the United States. We compete directly with a large number of these companies. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Our subsidiaries establish their own pricing practices. Such practices are based upon a Company-wide philosophy to price products with the intent of making an underwriting profit. Competition in the industry generally changes with profitability.

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

Competition from Bermuda and other tax advantaged jurisdictions has increased over the last several years, including from domestic based subsidiaries of foreign based entities.

Employees

As of February 14, 2007, we employed 5,429 persons. Of this number, our subsidiaries employed 5,354 persons, of whom 3,610 were executive and administrative personnel and 1,744 were clerical personnel. We employed the remaining 75 persons at the parent company and in investment operations, of whom 60 were executive and administrative personnel and 15 were clerical personnel.

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

Our gross reserves for losses and loss expenses were approximately $7.8 billion as of December 31, 2006. Our loss reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred.

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

The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. In periods with increased economic volatility, it becomes more difficult to accurately predict claim costs. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, we cannot assure that our current reserves will prove adequate in light of subsequent events. Should we need to increase our reserves, our pre-tax income for the period would decrease by a corresponding amount.

We increased our estimates for claims occurring in prior years by $27 million in 2006, $187 million in 2005 and $295 million in 2004. We, along with the property casualty insurance industry in general, have experienced higher than expected losses for certain types of business written from 1998 to 2001. Although our reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our claim estimates will not need to be increased in the future.

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

Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. In addition, through our recent quota share arrangements with certain Lloyd’s syndicates, we have additional exposure to catastrophic losses. For example, weather-related losses were $39 million in 2006, $99 million in 2005 and $60 million in 2004.

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

Some of our competitors, particularly in the reinsurance business, have greater financial and marketing resources than we do. These competitors within the reinsurance segment include Berkshire Hathaway, Swiss Re, Transatlantic Reinsurance and Everest Reinsurance Company. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers. Certain of our competitors operate from tax advantaged or less regulated jurisdictions that may provide them with competitive advantages.

New competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates.

We, as a primary insurer, may have significant exposure for terrorist acts.

To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as amended on December 22, 2005 (“TRIA”), for up to 90% in 2006 85% in 2007 of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on a percent of earned premium for the covered lines of commercial property and casualty insurance. Based on our 2006 earned premiums, our deductible under TRIA during 2007 will increase to approximately $618 million which is a result of an increase in premium and an increase in the applicable deductible percentage from 17.5% in 2006 to 20.0% in 2007. In addition, even the coverage provided under TRIA is scheduled to terminate on December 31, 2007 unless extended or replaced by a similar program. This coverage provided under TRIA does not apply to reinsurance that we write.

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

The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has entered into settlement agreements with several large insurance brokers and insurance companies. These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry and the Company. For example, following the public disclosure of the New York State Attorney General’s investigation, the Company commenced an internal review with the assistance of outside counsel that focused on the Company’s relationships with its distribution channels. As a result of its investigation, the Company uncovered at a single insurance operating unit certain limited instances of conduct that could be characterized as involving inappropriate solicitation practices. That operating unit has reached an agreement with its domiciliary insurance regulator resolving all issues pertaining to such regulator’s inquiry without penalty. We cannot assure you that regulators will not make further inquiries in the future.

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

In certain of our insurance businesses, the rates we charge our policyholders are subject to regulatory approval. Certain lines of business are subject to a greater degree of regulatory scrutiny then others. For example, the workers’ compensation business is highly regulated. During 2006, approximately 19% of our net premiums written represented primary workers’ compensation business. Of our net premiums written, approximately 3% represented primary workers’ compensation business written in the State of California, where the impact of workers compensation reform has resulted in significant reductions.

Risks Relating to Our Business

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.

We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2006, the amount due from our reinsurers was $928 million, including amounts due from state funds and industry pools. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.

We are rated by A.M. Best, Standard & Poor’s, and Moody’s, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Certain of our insurance company subsidiaries are rated by A.M. Best, Standard & Poor’s and Moody’s Investors Services. While A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions as to a company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, they are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain those ratings. Five of our insurance subsidiaries, Admiral Insurance Company, Nautilus Insurance Company, Admiral Indemnity Company, Great Divide Insurance Company and Clermont Insurance Company, have A.M. Best ratings of “A+ (Superior)”, which is A.M. Best’s second highest rating. All of our other domestic insurance subsidiaries and W. R. Berkley Insurance (Europe), Limited have A.M. Best ratings of “A (Excellent)”, which is the third highest rating out of 15 possible ratings by A. M. Best. The Standard & Poor’s financial strength rating for our domestic insurance subsidiaries is A+ (the seventh highest rating out of twenty-seven possible ratings). Our Moody’s rating is A2 for Berkley Insurance Company (the sixth highest rating out of twenty-one possible ratings).

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2006, our investment in fixed income securities was approximately $9.2 billion, or 82% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2006, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $300 million.

The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer or increases in market interest rates. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities.

We invest some of our assets in equity securities, including merger arbitrage investments and real estate securities, which may decline in value.

We invest a portion of our investment portfolio in equity securities, including merger arbitrage investments and investments in affiliates. At December 31, 2006, our investments in equity securities were approximately $2.0 billion, or 18% of our investment portfolio. We reported provisions for other than temporary impairments in the value of our equity securities provisions in the amounts of $0.1 million in 2006, $1.6 million in 2005 and $2.8 million in 2004.

Merger and convertible arbitrage trading securities represented 33% of our equity securities at December 31, 2006. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks. If there is reduced activity in the merger and acquisitions area, we may not be able achieve the returns that we have enjoyed in the past.

Included in our equity security portfolio are investments in publicly traded real estate investment trusts (“REITs”) and private real estate investment funds, real estate limited partnerships and venture capital investments. At December 31, 2006 our investments in these securities were approximately $549 million, or 28% of our equity portfolio. The values of our real estate investments are subject to fluctuations based on changes in the economy in general and real estate valuations in particular. In addition, the real estate investment funds, limited partnerships, and venture capital investments in which we invest are less liquid than our other investments.

Risks Relating to Purchasing Our Securities

We are an insurance holding company and may not be able to receive dividends in needed amounts.

As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. During 2007, the maximum amount of dividends that can be paid without regulatory approval is approximately $603 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or pay dividends.

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2006, the Company had aggregate office space of 1,574,000 square feet, of which 635,000 were owned and 939,000 were leased.

Rental expense was approximately $19,348,000, $17,429,000 and $16,783,000 for 2006, 2005 and 2004 respectively. Future minimum lease payments (without provision for sublease income) are $18,279,000 in 2007, $16,687,000 in 2008 and $49,137,000 thereafter.

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

No matters were submitted during the fourth quarter of 2006 to a vote of holders of the Company’s Common Stock.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “BER”. All amounts have been adjusted to reflect the 3-for-2 common stock split effected on April 4, 2006.

			Common
	Price Range		Dividends Declared
	High	Low	per Share

2006:
Fourth Quarter	$37.72	$34.34	$.04
Third Quarter	37.25	32.26	.04
Second Quarter	40.95	30.61	.04
First Quarter	40.15	31.87	.04
2005:
Fourth Quarter	$32.86	$24.33	$.03
Third Quarter	26.45	23.18	.03
Second Quarter	24.50	21.46	.03
First Quarter	23.91	20.58	.03

The closing price of the Common Stock on February 23, 2007, as reported on the New York Stock Exchange, was $33.93 per share. The approximate number of record holders of the Common Stock on February 23, 2007 was 522.

Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2006 and the remaining number of shares authorized for purchase by the Company.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Announced Plans	be Purchased Under
	Total Number of	Average Price	Part of Publicly	the Plans or
	Shares Purchased	Paid per Share	or Programs	Programs(1)

October 2006	—	—	None	22,624,688
November 2006	—	—	None	22,624,688
December 2006	—	—	None	22,624,688

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 22,000,000 shares that was approved by the Board of Directors on November 1, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(Amounts in thousands, except per share data)

Premiums written	$4,818,993	$4,604,574	$4,266,361	$3,670,515	$2,710,490
Net premiums earned	4,692,622	4,460,935	4,061,092	3,234,610	2,252,527
Net investment income	586,175	403,962	291,295	210,056	187,875
Service fees	104,812	110,697	109,344	101,715	86,095
Realized investment gains	9,648	17,209	48,268	81,692	37,070
Total revenues	5,394,831	4,996,839	4,512,235	3,630,108	2,566,084
Interest expense	92,522	85,926	66,423	54,733	45,475
Income before income taxes	988,645	770,537	638,513	489,304	259,433
Income tax expense	(286,398)	(222,521)	(196,235)	(150,626)	(84,139)
Minority interest	(2,729)	(3,124)	(3,446)	(1,458)	(249)
Income before change in accounting	699,518	544,892	438,832	337,220	175,045
Cumulative effect of change in accounting	—	—	(727)	—	—
Net income	699,518	544,892	438,105	337,220	175,045
Data per common share:
Net income per basic share	3.65	2.86	2.32	1.81	1.02
Net income per diluted share	3.46	2.72	2.21	1.72	.98
Stockholders’ equity	17.30	13.42	11.13	8.95	7.17
Cash dividends declared	.16	.12	.12	.12	.11
Weighted average shares outstanding:
Basic	191,809	190,533	188,912	187,029	171,738
Diluted	201,961	200,426	198,408	195,893	178,617
Investments	$11,114,364	$9,810,225	$7,303,889	$5,068,670	$4,521,906
Total assets	15,656,489	13,896,287	11,451,033	9,334,685	7,031,323
Reserves for losses and loss expenses	7,784,269	6,711,760	5,449,611	4,192,091	3,167,925
Junior subordinated debentures	241,953	450,634	208,286	193,336	198,251
Senior notes and other debt	869,187	967,818	808,264	659,208	362,985
Stockholders’ equity	3,335,159	2,567,077	2,109,702	1,682,562	1,335,199

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which will be contained in the registrant’s 2006 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information under “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which will be contained in the registrant’s 2006 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant which will be contained in the registrant’s 2006 Annual Report to Stockholders (attached hereto as Exhibit 13) are incorporated herein by reference.

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

(b)	Management’s Report On Internal Control Over Financial Reporting

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. See pages 20 and 21 of Exhibit 13 of this Form 10-K for management’s report and the related attestation by KPMG LLP, an independent registered public accounting firm.

(c)	Change In Internal Control

During the quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated herein by reference.

(b)	Security ownership of management

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated herein by reference.

(c)	Changes in control

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and which is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements, together with the reports on the financial statements, and management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of internal control over financial reporting of KPMG LLP, appear in the Company’s 2006 Annual Report to Stockholders (attached hereto as exhibit 13) and are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2006 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2006 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The exhibits filed as part of this report are listed on pages 45, 46, 47 and 48 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By:	/s/ William R. Berkley
William R. Berkley,
Chairman of the Board and
Chief Executive Officer

March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley William R. Berkley	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 1, 2007

/s/ W. Robert Berkley, Jr. W. Robert Berkley, Jr.	Director	March 1, 2007

/s/ Philip J. Ablove Philip J. Ablove	Director	March 1, 2007

/s/ Ronald E. Blaylock Ronald E. Blaylock	Director	March 1, 2007

/s/ Mark E. Brockbank Mark E. Brockbank	Director	March 1, 2007

/s/ George G. Daly George G. Daly	Director	March 1, 2007

/s/ Mary C. Farrell Mary C. Farrell	Director	March 1, 2007

/s/ Rodney A. Hawes, Jr. Rodney A. Hawes, Jr.	Director	March 1, 2007

/s/ Jack H. Nusbaum Jack H. Nusbaum	Director	March 1, 2007

/s/ Mark L. Shapiro Mark L. Shapiro	Director	March 1, 2007

Signature	Title	Date

/s/ Eugene G. Ballard Eugene G. Ballard	Senior Vice President, Chief Financial Officer and Treasurer (Principal accounting officer)	March 1, 2007

/s/ Clement P. Patafio Clement P. Patafio	Vice President, Corporate Controller	March 1, 2007

ITEM 15.  (b) EXHIBITS

Number

(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).
(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly report on Form 10-Q (File No. 1-15202) filed with the Commission on August 5, 2004).
(3.3)	Amendment, dated May 16, 2006, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 17, 2006).
(3.4)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).
(4.1)	Rights Agreement, dated as of May 11, 1999, between the Company and Wells Fargo Bank N.A. (as successor to ChaseMellon Shareholder Services, LLC), as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).
(4.2)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).
(4.3)	First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, as trustees, relating to $200,000,000 principal amount of the Company’s 5.875% Senior Notes due 2013, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).
(4.4)	Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 14, 2003).
(4.5)	Third Supplemental Indenture, dated as of August 24, 2004, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 6.150% Senior Notes due 2019, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).
(4.6)	Fourth Supplemental Indenture, dated as of May 9, 2005, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015, including form of the Notes as Exhibit A.
(4.7)	Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.25% Senior Notes due 2037, including form of the Notes as Exhibit A.
(4.8)	Amended and Restated Trust Agreement of W. R. Berkley Capital Trust II, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.9)	Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.10)	Supplemental Indenture No. 1 to the Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005, relating to 6.750% Subordinated Debentures Due 2045 (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

Number

(4.11)	Preferred Securities Guarantee Agreement between W. R. Berkley Corporation, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee, dated as of July 26, 2005, relating to W. R. Berkley Capital Trust II. (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.12)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section(b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.
(10.1)	W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).
(10.2)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).
(10.3)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).
(10.4)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended January 1, 1991 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (File No. 0-7849) filed with the Commission on March 26, 1996).
(10.5)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as adopted May 3, 2005 (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-3 (File No. 333-127598) filed with the Commission on August 6, 2005).
(10.6)	W. R. Berkley Corporation 2007 Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2006 Proxy Statement (File No. 1-15202) filed with the Commission on April 18, 2006).
(10.7)	W. R. Berkley Corporation Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2002 Proxy Statement (File No. 1-15202) filed with the Commission on April 5, 2002).
(10.8)	W. R. Berkley 2004 Long-Term Incentive Plan (incorporated by reference to Annex B from the Company’s 2004 Proxy Statement (File No. 1-15202) filed with the Commission on April 12, 2004).
(10.9)	Form of Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 101. of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) file with the Commission on May 3, 2005).
(10.10)	W. R. Berkley Corporation 1997 Directors Stock Plan, effective as of May 13, 1997, amended as of May 11, 1999, and amended and restated as of May 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(10.11)	Supplemental Benefits Agreement between William R. Berkley and the Company dated August 19, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2004).
(13)	Portions of the 2006 Annual Report to Stockholders of W. R. Berkley Corporation that are incorporated by reference in this Report on Form 10-K.
(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

Number

(21)	Following is a list of the Company’s significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

		Percentage
	Jurisdiction of	Owned
	Incorporation	by the Company(1)

Berkley International, LLC(2)	New York	100%
Carolina Casualty Insurance Company	Florida	100%
Clermont Specialty Managers, Ltd.	New Jersey	100%
J/I Holding Corporation:	Delaware	100%
Admiral Insurance Company:	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc.(3)	Delaware	100%
W. R. Berkley London Finance, Limited	United Kingdom	80%
W. R. Berkley London Holdings, Limited	United Kingdom	80%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	80%
Berkley Risk Administrators Company, LLC	Minnesota	100%
Nautilus Insurance Company:	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Management Services, Inc.	North Carolina	100%
Monitor Liability Managers, Inc.	Delaware	100%
Berkley Surety Group, Inc.	Delaware	100%
Signet Star Holdings, Inc.:	Delaware	100%
Berkley Insurance Company	Delaware	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	Maine	100%
Berkley Regional Specialty Insurance Company	Maine	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Iowa	100%
Union Standard Insurance Company	Oklahoma	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company:	Delaware	100%
Preferred Employers Insurance Company	California	100%
Facultative ReSources, Inc.	Connecticut	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%

1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent in indicated by an indentation, and its percentage ownership is as indicated in this column.

2)	Berkley International, LLC is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (2%), Admiral Insurance Company (35%), Berkley Regional Insurance Company (14%), Nautilus Insurance Company (14%) and Berkley Insurance Company (35%).

3)	Held by Admiral Insurance Company (66.67%) and Berkley Insurance Company (33.33%)

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
W. R. Berkley Corporation:

Under date of March 1, 2007, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the 2006 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 2006 Annual Report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
March 1, 2007

Schedule II

W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2006	2005
	(Amounts in thousands)

Cash and cash equivalents	$84,188	$210,428
Fixed maturity securities available for sale at fair value (cost $66,280 and $185,410)	66,289	184,855
Equity securities available for sale, at fair value (cost $310 and $310)	32,089	310
Investment in affiliate	1,846	—
Investments in subsidiaries	4,294,197	3,624,994
Deferred Federal income taxes	145,675	138,128
Real estate, furniture & equipment at cost, less accumulated depreciation	5,866	6,201
Other assets	1,274	18,121

	$4,631,424	$4,183,037

Liabilities, Debt and Stockholders’ Equity
Liabilities:
Due to Subsidiaries	$79,800	$122,672
Other liabilities	117,067	86,583
Junior subordinated debentures	241,954	450,634
Senior notes	857,444	956,071

	1,296,265	1,615,960

Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	859,787	821,050
Retained earnings (including accumulated undistributed net income of subsidiaries of $2,680,731, and $2,113,323 in 2006 and 2005, respectively)	2,542,744	1,873,953
Accumulated other comprehensive income	111,613	24,903
Treasury stock, at cost	(226,009)	(199,853)

	3,335,159	2,567,077

	$4,631,424	$4,183,037

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

Statements of Income (Parent Company)

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Management fees and investment income including dividends from subsidiaries of $244,066, $17,870 and $29,048 for 2006, 2005 and 2004	$263,166	$24,813	$36,236
Realized investment gains (losses)	(3)	54	(185)
Other income	186	9,159	2,079

Total revenues	263,349	34,026	38,130
Operating costs and expense	86,986	62,550	49,548
Interest expense	91,498	84,925	65,638

Income (loss) before Federal income taxes	84,865	(113,449)	(77,056)

Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return Basis	324,190	181,392	229,356
Federal income tax expense on a consolidated return basis	(276,945)	(214,214)	(186,663)

Net benefit (expense)	47,245	(32,822)	42,693

Income (loss) before undistributed equity in net income of subsidiaries	132,110	(146,271)	(34,363)
Equity in undistributed net income of subsidiaries	567,408	691,163	473,195

Net income before change in accounting principle	699,518	544,892	438,832
Cumulative effect of change in accounting principle, net of taxes	—	—	(727)

Net income	$699,518	$544,892	$438,105

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

Statements of Cash Flows (Parent Company)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income before change in accounting principle	$699,518	$544,892	$438,105
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of change in accounting principle	—	—	727
Realized investment losses (gains)	3	(54)	185
Depreciation and amortization	4,804	3,144	2,438
Equity in undistributed earnings of subsidiaries	(567,408)	(691,163)	(473,195)
Tax payments received from subsidiaries	307,677	244,373	303,462
Federal income taxes provided by subsidiaries on a separate return bases	(324,190)	(181,392)	(229,356)
Stock Incentive Plans	17,861	8,852	5,342
Change in:
Federal income taxes	(9,055)	21,715	(62,837)
Other assets	43,008	(104,156)	(32,311)
Other liabilities	(24,736)	122,963	24,669
Accrued investment income	1,400	(1,316)	(91)
Equity securities, trading	—	952	(32)

Net cash from operating activities	148,882	(31,190)	(22,894)

Cash from investing activities:
Proceeds from sales of fixed maturity securities	29,997	129,114	52,835
Proceeds from maturities and prepayments of fixed maturity securities	157,802	—	—
Cost of purchases fixed maturity securities	(69,978)	(246,474)	(107,050)
Investments in affiliate	(1,846)	—	—
Investments in and advances to subsidiaries, net	(25,541)	(76,145)	(84,211)
Net additions to real estate, furniture & equipment	(469)	(343)	435

Net cash from investing activities	89,965	(193,848)	(137,991)

Cash from financing activities
Net proceeds from issuance of junior subordinated debentures	—	241,655	—
Net proceeds from issuance of senior notes	—	198,142	147,864
Net proceeds from stock options exercised	19,405	11,250	11,129
Retirement of junior subordinated notes	(210,000)	—	—
Repayment of senior notes	(100,000)	(40,000)	—
Purchase of common treasury shares	(45,062)	(636)	(337)
Cash dividends to common stockholders	(29,430)	(19,055)	(23,527)
Other, net	—	2	—

Net cash from financing activities	(365,087)	391,358	135,129

Net increase (decrease) in cash and cash equivalents	(126,240)	166,320	(25,756)
Cash and cash equivalents at beginning of year	210,428	44,108	69,864

Cash and cash equivalents at end of year	$84,188	$210,428	$44,108

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

December 31, 2006

Note to Condensed Financial Statements (Parent Company)

The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2005 and 2004 financial statements as originally reported to conform them to the presentation of the 2006 financial statements.

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

Schedule III

W. R. Berkley Corporation and Subsidiaries

Supplementary Insurance Information
December 31, 2006, 2005 and 2004

							Amortization
	Deferred						of Deferred	Other
	Policy	Reserve for			Net		Policy	Operating	Net
	Acquisition	Losses and	Unearned	Premiums	Investment	Loss and Loss	Acquisition	Cost &	Premiums
	Cost	Loss Expenses	Premiums	Earned	Income	Expenses	Cost	Expenses	Written
		(Amounts in thousands)

December 31, 2006
Specialty	$172,938	$2,660,880	$949,545	$1,752,507	$200,421	$1,035,090	$336,633	$102,100	$1,814,479
Regional	145,327	1,350,948	639,163	1,205,912	83,957	719,764	309,356	59,332	1,235,302
Alternative markets	34,277	1,632,120	274,932	658,805	114,914	352,693	91,261	143,161	651,255
Reinsurance	90,780	1,876,712	358,698	859,411	133,709	618,627	185,986	53,083	892,769
International	45,921	263,609	91,944	215,987	32,907	138,324	54,793	21,330	225,188
Corporate and adjustments	—	—	—	—	20,267	—	—	92,131	—

Total	$489,243	$7,784,269	$2,314,282	$4,692,622	$586,175	$2,864,498	$978,029	$471,137	$4,818,993

December 31, 2005
Specialty	$164,609	$2,259,162	$889,265	$1,682,193	$134,290	$1,048,927	$329,386	$92,274	$1,827,865
Regional	140,538	1,160,171	615,141	1,173,174	57,619	655,027	304,537	54,734	1,196,487
Alternative markets	36,161	1,452,578	284,572	663,478	82,617	393,783	86,696	137,851	669,774
Reinsurance	78,285	1,667,475	327,844	754,097	95,110	558,950	182,566	44,085	719,540
International	40,180	172,374	72,179	187,993	20,749	125,115	56,395	6,436	190,908
Corporate and adjustments	—	—	—	—	13,577	—	—	63,614	—

Total	$459,773	$6,711,760	$2,189,001	$4,460,935	$403,962	$2,781,802	$959,580	$398,994	$4,604,574

December 31, 2004
Specialty	$145,829	$1,760,383	$749,101	$1,391,652	$99,452	$858,862	$294,202	$62,352	$1,497,567
Regional	138,289	952,833	588,479	1,068,552	44,249	594,811	282,653	51,185	1,128,800
Alternative markets	35,311	1,193,925	284,655	605,996	59,057	427,801	89,394	123,767	640,491
Reinsurance	83,577	1,435,768	366,764	841,451	73,825	584,495	194,123	50,660	823,772
International	39,478	106,702	75,520	153,441	14,201	93,341	49,040	6,677	175,731
Corporate and adjustments	—	—	—	—	511	—	—	43,936	—

Total	$442,484	$5,449,611	$2,064,519	$4,061,092	$291,295	$2,559,310	$909,412	$338,577	$4,266,361

Schedule IV

W. R. Berkley Corporation and Subsidiaries

Reinsurance
Years ended December 31, 2006, 2005 and 2004

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other		Assumed
	Amount	Companies	Companies	Net Amount	to Net
	(Amounts in thousands)

Year ended December 31, 2006:
Specialty	$1,898,741	$104,042	$19,780	$1,814,479	1.1%
Regional	1,394,526	180,009	20,785	1,235,302	1.7
Alternative markets	657,964	96,425	89,716	651,255	13.8
Reinsurance	3,057	48,028	937,740	892,769	105.0
International	254,605	29,417	—	225,188	—

Total	$4,208,893	$457,921	$1,068,021	$4,818,993	22.2%

Year ended December 31, 2005:
Specialty	$1,911,309	$104,956	$21,512	$1,827,865	1.2%
Regional	1,358,304	188,087	26,270	1,196,487	2.2
Alternative markets	696,917	111,637	84,494	669,774	12.6
Reinsurance	370	51,241	770,411	719,540	107.1
International	218,396	27,488	—	190,908	—

Total	$4,185,296	$483,409	$902,687	$4,604,574	19.6%

Year ended December 31, 2004:
Specialty	$1,587,046	$110,407	$20,928	$1,497,567	1.4%
Regional	1,268,384	166,859	27,275	1,128,800	2.4
Alternative markets	685,153	115,858	71,196	640,491	11.1
Reinsurance	461	44,436	867,747	823,772	105.3
International	195,938	20,207	—	175,731	—

Total	$3,736,982	$457,767	$987,146	$4,266,361	23.1%

Schedule V

W. R. Berkley Corporation and Subsidiaries

Valuation and Qualifying Accounts
Years ended December 31, 2006, 2005 and 2004

		Additions -	Deduction-
	Opening	Charged to	Amounts	Ending
	Balance	Expense	Written Off	Balance
	(Amounts in thousands)

Year ended December 31, 2006:
Premiums and fees receivable	$19,460	$8,756	$(7,758)	$20,458
Due from reinsurers	2,402	402	(273)	2,531
Deferred federal and foreign income taxes	6,575	3,046	—	9,621

Total	$28,437	$12,204	$(8,031)	$32,610

Year ended December 31, 2005:
Premiums and fees received	$14,687	$12,684	$(7,911)	$19,460
Due from reinsurers	2,457	48	(103)	2,402
Deferred federal and foreign income taxes	4,813	1,762	—	6,575

Total	$21,957	$14,494	$(8,014)	$28,437

Year ended December 31, 2004:
Premiums and fees received	$9,620	$10,345	$(5,278)	$14,687
Due from reinsurers	1,920	800	(263)	2,457
Deferred federal and foreign income taxes	4,223	590	—	4,813

Total	$15,763	$11,735	$(5,541)	$21,957

Schedule VI

W. R. Berkley Corporation and Subsidiaries

Supplementary Information Concerning Property-Casualty Insurance Operations
December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)

Deferred policy acquisition costs	$489,243	$459,773	$442,484
Reserves for losses and loss expenses	7,784,269	6,711,760	5,449,611
Unearned premium	2,314,282	2,189,001	2,064,519
Premiums earned	4,692,622	4,460,935	4,061,092
Net investment income	586,175	403,962	291,295
Losses and loss expenses incurred:
Current Year	2,791,500	2,531,655	2,236,860
Prior Years	26,663	186,728	294,931
Decrease in discount for prior years	39,507	57,790	24,220
Amortization of deferred policy acquisition costs	978,029	959,580	909,412
Paid losses and loss expenses	1,777,363	1,631,725	1,338,464
Net premiums written	4,818,993	4,604,574	4,266,361