Form 10-Q
period 2007-03-31
BERKLEY W R CORP
filed 2007-05-08
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Yes ☐       No ☑
Number of shares of common stock, $.20 par value, outstanding as of May 1, 2007: 194,119,099.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$9,808,131	$9,158,607
Equity securities available for sale	951,230	866,422
Equity securities trading account	756,913	639,481
Partnerships and affiliates	476,086	449,854

Total investments	11,992,360	11,114,364

Cash and cash equivalents	713,489	754,247
Premiums and fees receivable	1,309,407	1,245,661
Due from reinsurers	954,998	928,258
Accrued investment income	118,927	118,045
Prepaid reinsurance premiums	180,487	169,965
Deferred policy acquisition costs	478,531	489,243
Real estate, furniture and equipment	191,676	183,249
Deferred Federal and foreign income taxes	124,252	142,634
Goodwill	74,881	67,962
Trading account receivable from brokers and clearing organizations	253,683	312,220
Other assets	145,503	130,641

Total assets	$16,538,194	$15,656,489

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$8,002,547	$7,784,269
Unearned premiums	2,424,720	2,314,282
Due to reinsurers	159,310	149,427
Trading account securities sold but not yet purchased	220,308	170,075
Policyholders’ account balances	- -	106,926
Other liabilities	799,710	654,596
Junior subordinated debentures	242,005	241,953
Senior notes and other debt	1,121,523	869,187

Total liabilities	12,970,123	12,290,715

Minority interest	31,043	30,615

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 194,011,729 and 192,771,889 shares	47,024	47,024
Additional paid-in capital	873,342	859,787
Retained earnings	2,721,474	2,542,744
Accumulated other comprehensive income	112,528	111,613
Treasury stock, at cost, 41,106,189 and 42,346,029 shares	(217,340)	(226,009)

Total stockholders’ equity	3,537,028	3,335,159

Total liabilities and stockholders’ equity	$16,538,194	$15,656,489

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(amounts in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2007	2006
Revenues:
Net premiums written	$1,254,772	$1,278,531
Change in unearned premiums	(99,839)	(132,154)

Premiums earned	1,154,933	1,146,377
Net investment income	165,421	131,497
Insurance service fees	25,993	26,594
Realized investment gains	7,390	2,675
Other income	5,284	391

Total revenues	1,359,021	1,307,534

Expenses:
Losses and loss expenses	685,147	701,198
Other operating expenses	385,231	355,654
Interest expense	20,700	23,469

Total expenses	1,091,078	1,080,321

Income before income taxes and minority interest	267,943	227,213

Income tax expense	(79,135)	(64,923)
Minority interest	(382)	(588)

Net income	$188,426	$161,702

Earnings per share:
Basic	$.98	$.84

Diluted	$.93	$.80

Average shares outstanding
Basic	193,199	191,741
Diluted	202,076	202,331
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollars in thousands)

	For The Three Months
	Ended March 31,
	2007	2006
Common Stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$859,787	$821,050
Stock options exercised, including tax benefits	8,829	5,258
Restricted stock units expensed	4,527	3,294
Stock options expensed	199	439

End of period	$873,342	$830,041

Retained earnings:
Beginning of period	$2,542,744	$1,873,953
Net income	188,426	161,702
Dividends	(9,696)	(7,689)

End of period	$2,721,474	$2,027,966

Accumulated other comprehensive income (loss):
Unrealized investment gains:
Beginning of period	$121,961	$40,746
Net change in period	(5,476)	(28,329)

End of period	116,485	12,417

Currency translation adjustments:
Beginning of period	$3,748	$(15,843)
Net change in period	6,083	505

End of period	9,831	(15,338)

Net pension asset:
Beginning of period	$(14,096)	$—
Net change in period	308	—

End of period	(13,788)	—

Total accumulated other comprehensive income (loss):	$112,528	$(2,921)

Treasury Stock:
Beginning of period	$(226,009)	$(199,853)
Stock options exercised	8,669	6,106

End of period	$(217,340)	$(193,747)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows provided by operating activities:
Net income	$188,426	$161,702
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment gains	(7,390)	(2,675)
Depreciation and amortization	20,766	18,055
Minority interest	382	588
Equity in undistributed earnings of partnerships and affiliates	(12,065)	(3,919)
Stock incentive plans	4,753	3,985
Change in:
Trading account securities and related accounts	(17,299)	(215,545)
Premiums and fees receivable	(64,250)	(82,240)
Due from reinsurers	(26,747)	(35,159)
Accrued investment income	(3,011)	(823)
Prepaid reinsurance premiums	(10,477)	(16,311)
Deferred policy acquisition costs	(15,882)	(23,876)
Deferred income taxes	13,985	(18,746)
Other assets	(1,341)	(269)
Reserves for losses and loss expenses	218,417	291,433
Unearned premiums	110,373	148,401
Due to reinsurers	9,826	33,831
Policyholders’ account balances	(248)	(355)
Other liabilities	(50,997)	(21,911)

Net cash flows provided by operating activities	357,221	236,166

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	545,817	528,434
Equity securities	54,073	46,496
Maturities and prepayments of fixed maturities securities	392,593	208,681
Cash received from partnerships and affiliates	4,159	1,064
Cost of purchases, excluding trading account:
Fixed maturity securities	(1,657,829)	(792,116)
Equity securities	(143,073)	(80,955)
Partnerships and affiliates	(17,627)	(84,372)
Change in balances due to/from security brokers	197,441	14,450
Net additions to real estate, furniture and equipment	(6,247)	(24,613)
Payment for business purchased, net of cash acquired	(20,173)	—
Proceeds from sale of business, net of cash divested	(2,061)	—

Net cash flows used in investing activities	(652,927)	(182,931)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	246,657	—
Repayment of debt	(101)	(100,000)
Deposits and policyholders’ account balances received	9,037	16,712
Advances repaid	(2,000)	(8,000)
Proceeds from stock options exercised	8,433	6,605
Cash dividends	(7,669)	(6,372)
Other, net	(27)	26

Net cash flows provided by (used in) financing activities	254,330	(91,029)

Change in cash due to foreign exchange rates	618	1,702

Net decrease in cash and cash equivalents	(40,758)	(36,092)
Cash and cash equivalents at beginning of year	754,247	672,941

Cash and cash equivalents at end of period	$713,489	$636,849

Supplemental disclosure of cash flow information:
Interest paid	$21,878	$25,003

Federal income taxes paid, net	$3,615	$15,667

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (unaudited)
1. GENERAL
          The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Reclassifications have been made in the 2006 financial statements as originally reported to conform them to the presentation of the 2007 financial statements.
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
          The Company adopted FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes” effective January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial condition or results of operations. The Company believes there are no tax positions that would require disclosure under the FIN 48. The federal tax returns for 2003 through 2006 are currently open and subject to examination. Statue of limitations have not been extended in any significant tax jurisdiction. Tax years remain open in accordance with federal, foreign and local tax statutes.
2. COMPREHENSIVE INCOME
          The following is a reconciliation of comprehensive income(dollars in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Net income	$188,426	$161,702

Other comprehensive income (loss):
Change in unrealized foreign exchange gains	6,083	505
Unrealized holding losses on investment securities arising during the period, net of taxes	(680)	(26,576)
Reclassification adjustment for realized gains included in net income, net of taxes	(4,796)	(1,753)

Other comprehensive income (loss)	607	(27,824)

Comprehensive income	$189,033	$133,878

3. INVESTMENTS
          The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
	Cost	Value	Value
March 31, 2007
Fixed maturity securities:
Held to maturity	$145,961	$159,620	$145,961
Available for sale	9,619,037	9,662,170	9,662,170

Total	$9,764,998	$9,821,790	$9,808,131

Equity securities available for sale	$834,857	$951,230	$951,230

Equity securities trading account	$756,913	$756,913	$756,913

December 31, 2006
Fixed maturity securities:
Held to maturity	$147,028	$160,875	$147,028
Available for sale	8,967,036	9,011,579	9,011,579

Total	$9,114,064	$9,172,454	$9,158,607

Equity securities available for sale	$747,584	$866,422	$866,422

Equity securities trading account	$639,481	$639,481	$639,481
4. REINSURANCE CEDED
          The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers are net of reserves for uncollectible reinsurance of $2.4 million and $2.5 million as of March 31, 2007 and December 31, 2006, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statements of income (dollars in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Ceded premiums earned	$118,181	$115,611
Ceded losses incurred	$71,893	$86,991

5. INDUSTRY SEGMENTS
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
          Our regional segment provides commercial insurance products to customers primarily in 42 states and the District of Columbia. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt quickly to local market conditions. The regional operations are conducted through four geographic regions based on markets served: Midwest, New England, Southern (excluding Florida) and Mid Atlantic.
          Our alternative markets operations specialize in developing, insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms. Our clients include employers, employer groups, insurers, and alternative market funds seeking alternative ways to manage their exposure to risks. In addition to providing insurance, the alternative markets segment also provides a wide variety of fee-based services, including, claims, consulting and administrative services.
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
          Our international segment offers professional indemnity and other lines in the U.K. and Spain, commercial and personal property casualty insurance in Argentina and Brazil.
          The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate.

5. INDUSTRY SEGMENTS (continued)
          Summary financial information about the Company’s operating segments is presented in the following table. Net income by segment consists of revenues less expenses related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
	Earned	Investment			Pre-Tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income	Income
For the three months ended March 31, 2007:
Specialty	$443,455	$56,747	$—	$500,202	$127,712	$89,539
Regional	304,367	23,625	—	327,992	55,321	38,676
Alternative Markets	162,664	30,885	25,993	219,542	67,718	47,568
Reinsurance	185,278	40,476	—	225,754	46,407	34,819
International	59,169	8,924	—	68,093	7,371	4,891
Corporate and eliminations	—	4,764	5,284	10,048	(43,976)	(31,863)
Realized investment gains	—	—	7,390	7,390	7,390	4,796

Consolidated	$1,154,933	$165,421	$38,667	$1,359,021	$267,943	$188,426

For the three months ended March 31, 2006:
Specialty	$418,245	$44,433	$—	$462,678	$106,486	$75,437
Regional	289,962	18,768	—	308,730	54,630	38,137
Alternative Markets	162,741	25,741	26,594	215,076	67,122	47,233
Reinsurance	225,242	30,105		255,347	30,059	23,753
International	50,187	6,901		57,088	5,912	4,659
Corporate and eliminations	—	5,549	391	5,940	(39,671)	(29,270)
Realized investment gains	—	—	2,675	2,675	2,675	1,753

Consolidated	$1,146,377	$131,497	$29,660	$1,307,534	$227,213	$161,702

Identifiable assets by segment are as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Specialty	$5,647,514	$5,387,934
Regional	2,883,550	2,796,225
Alternative Markets	2,891,962	2,700,782
Reinsurance	5,334,605	5,231,317
International	698,509	811,662
Corporate, other and eliminations	(917,946)	(1,271,431)

Consolidated	$16,538,194	$15,656,489

5. INDUSTRY SEGMENTS (continued)
Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Premises operations	$188,143	$174,805
Commercial automobile	68,362	64,466
Products liability	59,491	62,649
Property	48,833	37,348
Professional liability	39,015	39,394
Other	39,611	39,583

Specialty	443,455	418,245

Commercial multiple peril	116,945	114,831
Commercial automobile	87,879	84,001
Workers’ compensation	62,654	58,394
Other	36,889	32,736

Regional	304,367	289,962

Excess workers’ compensation	78,968	74,662
Primary workers’ compensation	62,492	69,348
Other	21,204	18,731

Alternative Markets	162,664	162,741

Casualty	156,032	201,793
Property	29,246	23,449

Reinsurance	185,278	225,242

International	59,169	50,187

Total	$1,154,933	$1,146,377

6. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES
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
7. ACQUISITIONS AND DISPOSITIONS
          In January 2007, the Company acquired all the shares of outstanding common stock of Atlantic Aero Holdings, Inc. for $21 million. Atlantic Aero is a fixed based operator located in Greensboro, North Carolina and provides a full range of services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.
          In March 2007, the Company sold is interest in Berkley International Philippines, Inc. and its subsidiaries (BIPI) for $25 million. The Company reported a pre-tax realized gain of $2 million from the sale of BIPI. For the year ended December 31, 2006, the Company reported revenues of $21.0 million and pre-tax earnings of $4.5 million from the operations of BIPI.

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2007 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the insurance and reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the success of our new ventures or acquisitions and the availability of other opportunities, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under The Terrorism Risk Insurance Act of 2002, as amended (“TRIA”), and the potential expiration of TRIA, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including merger arbitrage investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2007 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and service fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

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
          Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for incurred but not reported losses (less IBNR is required for lines with short reporting lags). As a result, loss reserves for lines with short reporting lags are likely to have less variation from initial loss estimates. For lines with short reporting lags, which include commercial automobile, primary workers’ compensation, commercial multi-peril business, other liability (claims-made) and property business, the key assumption is the loss emergence pattern used to project ultimate loss estimates from known losses paid or reported to date. For lines of business with long reporting lags, which include other liability (occurrence), products liability, excess workers’ compensation and liability reinsurance, the key assumption is the expected loss ratio since there is little paid or incurred loss data to consider.
          Historically, the Company has experienced less variation from its initial loss estimates for lines of businesses with short reporting lags than for lines of business with long reporting lags. For example, as of December 31, 2006, initial loss estimates for accident years 1997 through 2005 were increased by an average of 5% for lines with short reporting lags and by an average of 20% for lines with long reporting lags. For the latest accident year ended December 31, 2006, initial loss estimates were $1.6 billion for lines with short reporting lags and $1.3 billion for lines with long reporting lags.
          The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. For example, in 2006 loss reserves for our commercial automobile business were increased to reflect an observed trend of higher severity losses, and in 2006 loss reserves for our California workers’ compensation business were decreased to reflect an observed trend of lower severity losses following the enactment of legislative reforms.

          If the actual level of loss frequency or severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our loss estimate for claims occurring in 2006 (dollars in thousands):

	Frequency (+/-)
Severity (+/-)	1%	5%	10%

1%	$56,109	$168,886	$309,857
5%	168,886	286,129	432,683
10%	309,857	432,683	586,215

          Our net reserves for losses and loss expenses of $7.2 billion as of March 31, 2007 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
          Approximately $1.8 billion, or 25%, of the Company’s net loss reserves relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
          Information received from ceding companies is used to set initial expected loss ratios, to establish case reserves and to estimate reserves for incurred but not reported losses on assumed reinsurance business. This information, which is generally provided through reinsurance intermediaries, is gathered through the underwriting process and from periodic claim reports and other correspondence with ceding companies. The Company performs underwriting and claim audits of selected ceding companies to determine the accuracy and completeness of information provided to the Company. The information received from the ceding companies is supplemented by the Company’s own loss development experience with similar lines of business as well as industry loss trends and loss development benchmarks.

          Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006

Specialty	$2,592,987	$2,498,030
Regional	1,101,846	1,071,607
Alternative Markets	1,419,564	1,372,517
Reinsurance	1,782,855	1,764,767
International	253,582	240,676

Net reserves for losses and loss expenses	7,150,834	6,947,597
Ceded reserves for losses and loss expenses	851,713	836,672

Gross reserves for losses and loss expenses	$8,002,547	$7,784,269

          Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	Reported Case	Incurred but not
	Reserves	Reported	Total

March 31, 2007
General liability	$726,688	$1,900,922	$2,627,610
Workers’ compensation	693,849	947,571	1,641,420
Commercial automobile	364,779	203,783	568,562
International	82,616	170,966	253,582
Other	105,974	170,831	276,805

Total primary	1,973,906	3,394,073	5,367,979
Reinsurance	674,871	1,107,984	1,782,855

Total	$2,648,777	$4,502,057	$7,150,834

December 31, 2006
General liability	$696,074	$1,824,395	$2,520,469
Workers’ compensation	687,127	909,076	1,596,203
Commercial automobile	354,841	193,995	548,836
International	78,489	162,187	240,676
Other	98,368	178,278	276,646

Total primary	1,914,899	3,267,931	5,182,830
Reinsurance	680,272	1,084,495	1,764,767

Total	$2,595,171	$4,352,426	$6,947,597

          For the three months ended March 31, 2007, the Company reported losses and loss expenses of $685 million. This amount is net of a decrease in estimates for claims occurring in prior years of $22 million. Estimates for prior year claims decreased by $31 million for primary business and increased by $9 million for reinsurance business. On an accident year basis, estimates for prior year claims decreased by $59 million for accident years 2004 through 2006 and increased by $37 million for earlier accident years.
          Case reserves for primary business increased by $59 million to $2.0 billion as of March 31, 2007 as a result of a 4% increase in the average case reserve per claim. Reserves for incurred but not reported losses for primary business increased $126 million to $3.4 billion at March 31, 2007 from $3.3 billion at December 31, 2006. Estimates for prior year claims decreased by $14 million for specialty, $12 million for alternative markets, $4 million for regional and $1 million for international. By line of business, estimates for prior year claims decreased by $17 million for general liability, $16 million for workers’ compensation, and $3 million for other lines and increased by $5 million for commercial auto liability.
          Case reserves for reinsurance business decreased by $5 million to $675 million at March 31, 2007 from $680 million at December 31, 2006. Reserves for incurred but not reported losses for reinsurance business increased $23 million to $1,108 million at March 31, 2007 from $1,084 million at December 31, 2006. Estimates for prior year claims increased by $9 million as losses reported by ceding companies for those years were higher than expected. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as losses are reported by ceding companies and additional information becomes available.
          Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $139 million and $131 million at December 31, 2006 and March 31, 2007, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.

Business Segment Results
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2007 and 2006. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2007	2006

Specialty
Gross premiums written	$457,852	$474,301
Net premiums written	433,975	447,563
Premiums earned	443,455	418,245
Loss ratio	58.0%	59.9%
Expense ratio	26.0%	25.3%
Combined ratio	84.0%	85.2%

Regional
Gross premiums written	$377,418	$364,666
Net premiums written	325,373	311,381
Premiums earned	304,367	289,962
Loss ratio	58.6%	56.6%
Expense ratio	31.0%	31.0%
Combined ratio	89.6%	87.6%

Alternative Markets
Gross premiums written	$280,428	$273,448
Net premiums written	250,523	238,422
Premiums earned	162,664	162,741
Loss ratio	56.2%	55.4%
Expense ratio	22.6%	21.2%
Combined ratio	78.8%	76.6%

Reinsurance
Gross premiums written	$205,182	$247,033
Net premiums written	190,861	235,809
Premiums earned	185,278	225,242
Loss ratio	64.6%	72.6%
Expense ratio	32.2%	27.4%
Combined ratio	96.8%	100.0%

International
Gross premiums written	$62,482	$51,387
Net premiums written	54,040	45,356
Premiums earned	59,169	50,187
Loss ratio	65.2%	65.7%
Expense ratio	31.9%	33.5%
Combined ratio	97.1%	99.2%

Consolidated
Gross premiums written	$1,383,362	$1,410,835
Net premiums written	1,254,772	1,278,531
Premiums earned	1,154,933	1,146,377
Loss ratio	59.3%	61.2%
Expense ratio	28.2%	27.0%
Combined ratio	87.5%	88.2%

Results of Operations for the Three Months Ended March 31, 2007 and 2006.
          The following table presents the Company’s net income and net income per share for the three months ended March 31, 2007 and 2006 (amounts in thousands, except per share data):

	2007	2006

Net income	$188,426	$161,702
Weighted average diluted shares	202,076	202,331
Net income per diluted share	$0.93	$0.80

          The increase in net income in 2007 compared with 2006 is primarily attributable to higher investment income as a result of an increase in average invested assets and the average investment yield. Underwriting results also improved slightly due to a 0.7% increase in earned premiums and a 1.9 percentage point decrease in the loss ratio (losses and loss expenses incurred expressed as percentage of earned premiums), which were partially offset by a 1.2 percentage point increase in the expense ratio (underwriting expenses experienced as a percentage of premiums earned).
          Gross Premiums Written. Gross premiums written were $1.4 billion in 2007, down 2% from 2006. The Company has experienced an increased level of price competition that began in 2004. This trend continued in 2007 with price levels for renewal business declining approximately 3% from the prior year period. A summary of gross premiums written in 2007 compared with 2006 by business segment follows:
•	Specialty gross premiums decreased 3% to $458 million in 2007 from $474 million in 2006. The number of specialty policies issued in 2007 decreased 2%, and the average premium per policy decreased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 4%. Gross premiums written decreased 16% for premises operations lines and 5% for products liability. Gross premiums written increased 15% for commercial automobile and 12% for property lines. Gross premiums for professional liability were unchanged.

•	Regional gross premiums increased 3% to $377 million in 2007 from $365 million in 2006. The number of policies issued in 2007 increased 1%, and the average premium per policy increased 4%. Average prices for renewal policies, adjusted for changes in exposure, decreased 2%. Gross premiums written increased by 5% for workers’ compensation, 4% for commercial multiple peril and 4% for commercial automobile. Gross premiums also included assigned risk plan premiums, which are fully reinsured, of $28 million in 2007 and $34 million in 2006.

•	Alternative markets gross premiums increased 3% to $280 million in 2007 from $273 million in 2006. The number of policies issued in 2007 increased 14%, and the average premium per policy decreased 8%. Average prices for renewal policies, adjusted for changes in exposure, decreased 5%. Gross premiums written increased by 4% for excess workers’ compensation and 1% for primary workers’ compensation. Gross premiums also included assigned risk plan premiums, which are fully reinsured, of $19 million in 2007 and $24 million in 2006.

•	Reinsurance gross premiums decreased 17% to $205 million in 2007 from $247 million in 2006. Casualty gross premiums written decreased 24% to $154 million, and property gross premiums written increased 14% to $51 million. The 2006 premiums included $48 million related to a reinsurance agreement that was not renewed in 2007.

•	International gross premiums increased 22% to $62 million in 2007 from $51 million in 2006.
          Premiums Earned. Premiums earned increased 0.7% to $1.2 billion from $1.1 billion in 2006. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2007 are related to premiums written during both 2007 and 2006. The 0.7% growth rate for 2007 earned premiums reflects the underlying growth in net premiums written in those periods.

          Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2007 and 2006 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2007	2006	2007	2006
Fixed maturity securities, including cash	$119,277	$100,491	4.7%	4.4%
Equity securities available for sale	9,988	6,901	5.0%	6.5%
Equity securities trading account	22,200	19,592	11.2%	13.0%
Partnerships and affiliates	13,421	4,976	11.9%	5.5%
Other	2,941	911

Gross investment income	167,827	132,871	5.5%	5.0%
Investment expenses	(2,406)	(1,374)

Total	$165,421	$131,497

          Net investment income increased 26% to $165 million in 2007 from $131 million in 2006. Average invested assets (including cash and cash equivalents) increased 15% to $12.1 billion in 2007 compared with $10.5 billion in 2006. The increase was primarily a result of cash flow from operations. The average annualized gross yield on investments increased to 5.5% in 2007 from 5.0% in 2006 due primarily to higher short-term interest rates and higher returns on partnerships and affiliates.
          Insurance Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $26 million in 2007, down from $27 million in 2006, primarily as a result of a decline in fees for managing assigned risk plans.
          Realized Investment Gains. Realized investment gains result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment gains were $7 million in 2007 compared with $3 million in 2006. Realized gains in 2007 include a gain of $2 million from the sale of the Company’s business in the Philippines.
          The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
          Other Income. Other income increased to $5.3 million in 2007 from $0.4 million in 2006. Most of the other income in 2007 was derived from an aviation business that the Company acquired in January 2007. The aviation business is located in Greensboro, North Carolina and provides a full range of services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.
          Losses and Loss Expenses. Losses and loss expenses decreased 2% to $685 million in 2007 from $701 million in 2006 due to decreased premium volume. The consolidated loss ratio decreased to 59.3% in 2007 from 61.2% in 2006 primarily as a result of favorable loss reserve development of $22 million in 2007 compared with unfavorable loss reserve development of $6 million in 2006. A summary of loss ratios in 2007 compared with 2006 by business segment follows:
•	Specialty’s loss ratio was 58.0% in 2007 compared with 59.9% in 2006 principally due to favorable prior year loss reserve development.

•	The regional loss ratio was 58.6% in 2007 compared with 56.6% in 2006. The increase reflects a decline in premium rates as well as the impact of loss cost inflation. Weather-related losses were $6.3 million in 2007 compared with $4.6 million in 2006.

•	Alternative market’s loss ratio was 56.2% in 2007 compared with 55.4% in 2006. Both periods reflect favorable loss reserve development resulting from the impact of workers’ compensation reforms in California.

•	The reinsurance loss ratio was 64.6% in 2007 compared with 72.6% in 2006. The loss ratio improvement of 8 percentage points was due to the non-renewal of a reinsurance treaty with a higher than average loss ratio and to a decrease in unfavorable prior year loss reserve development.

•	The international loss ratio was 65.2% in 2007 compared with 65.7% in 2006.
          Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Underwriting expenses	$325,917	$310,090
Insurance service expenses	23,596	23,185
Aviation company expenses	4,610	—
Other costs and expenses	31,108	22,379

Total	$385,231	$355,654

          Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 28.2% in 2007 from 27.0% in 2006. The increase was primarily a result of the non-renewal of a reinsurance treaty with a lower than average expense ratio and to higher profit commissions payable on certain accounts with favorable loss experience.
          Service company expenses, which represent the costs associated with the alternative market’s fee-based business, increased 2% to $24 million primarily as a result of a increase in costs associated with the servicing of assigned risk plan business.
          Aviation company expenses are the operating expenses related to an aviation business that was acquired in January 2007.
          Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 39% to $31 million primarily as a result of higher incentive compensation costs, including costs for restricted stock units and other long-term incentive plans.
          Interest Expense. Interest expense decreased 12% to $21 million as a result of the redemption of $210 million 8.197% junior subordinated debentures in December 2006, which was partially offset by the issuance of $250 million 6.25% senior notes in February 2007.
          Income taxes. The effective income tax rate was 30% in 2007 and 29% in 2006. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
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

          The carrying value of the Company’s investment portfolio and investment-related assets as of March 31, 2007 and December 31, 2006 were as follows (dollars in thousands):

	2007	2006

Fixed maturity securities	$9,808,131	$9,158,607
Equity securities available for sale	951,230	866,422
Equity securities trading account	756,913	639,481
Partnerships and affiliates	476,086	449,854

Total investments	11,992,360	11,114,364

Cash and cash equivalents	713,489	754,247
Trading account receivable from brokers and Clearing organizations	253,683	312,220
Trading account securities sold but not yet purchased	(220,308)	(170,075)
Unsettled sales (purchases)	(195,899)	1,542

Total	$12,543,325	$12,012,298

          Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At March 31, 2007 (as compared to December 31, 2006), the fixed maturities portfolio mix was as follows: U.S. Government securities were 13% (15% in 2006); state and municipal securities were 52% (50% in 2006); corporate securities were 7% (9% in 2006); mortgage-backed securities were 24% (22% in 2006); and foreign bonds were 4% (4% in 2006).
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
          Partnerships and Affiliates. At March 31, 2007 (as compared to December 31, 2006), investments in partnerships and affiliates were as follows: equity in Kiln plc was $102 million ($96 million in 2006); real estate funds were $292 million ($275 million in 2006); and other investments were $82 million ($79 million in 2006).

          Securities in an Unrealized Loss Position. The following table summarizes all securities in an unrealized loss position at March 31, 2007 and December 31, 2006 by the length of time those securities have been continuously in an unrealized loss position:

	Number of	Aggregate	Gross
(Dollars in thousands)	Securities	Fair Value	Unrealized Loss

March 31, 2007

Fixed maturities:
0 — 6 months	113	$1,397,690	$4,267
7 — 12 months	23	175,458	2,575
Over 12 months	263	2,452,186	37,180

Total	399	$4,025,334	$44,022

Equity securities available for sale:
0 — 6 months	19	$64,552	$359
7 — 12 months	1	257	4
Over 12 months	13	87,874	796

Total	33	$152,683	$1,159

December 31, 2006

Fixed maturities:
0 — 6 months	100	$802,595	$2,309
7 — 12 months	62	645,331	4,445
Over 12 months	269	2,843,721	44,389

Total	431	$4,291,647	$51,143

Equity securities available for sale:
0 — 6 months	8	$75,568	$320
7 — 12 months	9	60,853	250
Over 12 months	16	105,085	1,583

Total	33	$241,506	$2,153

          At March 31, 2007, gross unrealized gains were $232 million, or 2% of total investments, and gross unrealized losses were $45 million, or 0.4% of total investments. There were 300 securities that have been continuously in an unrealized loss position for more than six months. Those securities had an aggregate fair value of $2.7 billion and an aggregate unrealized loss of $41 million. The decline in market value for these securities is primarily due to an increase in market interest rates.
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

          The following table shows the composition by Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at March 31, 2007. Not all of the securities are rated by S&P and/or Moody’s (dollars in thousands).

		Unrealized Loss		Fair Value
					Percent to
S&P Rating	Moody’s Rating	Amount	Percent to Total	Amount	Total

AAA/AA/A	Aaa/Aa/A	$41,174	93.5%	$3,831,415	95.2%
BBB	Baa	2,822	6.4	192,507	4.8
BB	Ba	—	—	—	—
B	B	26	0.1	1,412	—
CCC or Lower	Caa or Lower	—	—	—	—
N/A	N/A	—	—	—	—

	Total	$44,022	100.0%	$4,025,334	100.0%

          The scheduled maturity dates for fixed maturity securities in an unrealized loss position at March 31, 2007 are shown in the following table (dollars in thousands):

	Unrealized Loss		Fair Value
		Percent to		Percent to
Maturity	Amount	Total	Amount	Total

Less than one year	$4,065	9.2%	$526,980	13.1%
One year through five years	11,467	26.1	776,814	19.3
Five years through ten years	10,169	23.1	1,169,441	29.0
After ten years	8,322	18.9	603,498	15.0
Mortgage and asset-backed securities	9,999	22.7	948,601	23.6

Total fixed income securities	$44,022	100.0%	$4,025,334	100.0%

          Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage and asset-backed securities are estimated to have an effective maturity of approximately 2 years.

Liquidity and Capital Resources
          Cash Flow. Cash flow provided from operating activities was $357 million in 2007 and $236 million in 2006. The levels of cash flow provided by operating activities in these periods, which are high by historical measures in relation to both earned premiums and net income, are a result of an increasing investment income and relatively low paid losses. Cash flow provided by operating activities in 2006 is net of cash transfers to the arbitrage trading account of $200 million.
          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 84% invested in cash, cash equivalents and marketable fixed income securities as of March 31, 2007. If the sale of fixed income securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
          In February 2007, the Company issued $250 million of 6.25% senior notes due on February 15, 2037.
          At March 31, 2007, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,364 million and a face amount of $1,132 million. The maturities of the outstanding debt are $5 million in 2007 to 2009, $89 million in 2008, $150 million in 2010, $200 million in 2013, $200 million in 2015, $150 million in 2019, $76 million in 2022, $12 million in 2023 and $250 million in 2045 (prepayable in 2010).

          At March 31, 2007, stockholders’ equity was $3.5 billion and total capitalization (stockholders’ equity, senior notes, junior subordinated debentures and other debt) was $4.9 billion. The percentage of the Company’s capital attributable to senior notes and other debt and junior subordinated debentures was 28% at March 31, 2007, compared with 25% at December 31, 2006.
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
          The duration of the investment portfolio was 3.3 years at March 31, 2007 and at December 31, 2006. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2006.
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
          Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
          There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Set forth below is a summary of the shares repurchased by the Company during the quarter and the number of shares remaining authorized for purchase by the Company.

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans or
	purchased	share	or programs	programs (1)
January 2007			None	22,624,688
February 2007	—	—	None	22,624,688
March 2007	—	—	None	22,624,688

(1)	Remaining shares available for repurchase under the Company’s repurchase authorizations of 22,000,000 shares and 10,125,000 shares that were approved by the Board of Directors on November 1, 2006 and November 10, 1998, respectively.

Item 6. Exhibits

Number

(31.1)	(Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: May 8, 2007	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: May 8, 2007	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President, Chief Financial Officer and Treasurer