Form 10-Q
period 2007-06-30
BERKLEY W R CORP
filed 2007-08-06
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of July 30, 2007: 187,269,784.

Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$9,735,152	$9,158,607
Equity securities available for sale	852,794	866,422
Arbitrage trading account	1,020,540	639,481
Investments in partnerships and affiliates	465,672	449,854

Total investments	12,074,158	11,114,364

Cash and cash equivalents	801,993	754,247
Premiums and fees receivable	1,348,560	1,245,661
Due from reinsurers	912,085	928,258
Accrued investment income	127,274	118,045
Prepaid reinsurance premiums	197,218	169,965
Deferred policy acquisition costs	482,376	489,243
Real estate, furniture and equipment	192,800	183,249
Deferred Federal and foreign income taxes	171,390	142,634
Goodwill	68,067	67,962
Trading account receivable from brokers and clearing organizations	62,797	312,220
Other assets	188,119	130,641

Total assets	$16,626,837	$15,656,489

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$8,207,877	$7,784,269
Unearned premiums	2,408,198	2,314,282
Due to reinsurers	119,018	149,427
Trading account securities sold but not yet purchased	256,841	170,075
Policyholders’ account balances	—	106,926
Other liabilities	668,093	654,596
Junior subordinated debentures	242,056	241,953
Senior notes and other debt	1,121,653	869,187

Total liabilities	13,023,736	12,290,715

Minority interest	31,924	30,615

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 192,875,696 and 192,771,889 shares	47,024	47,024
Additional paid-in capital	896,580	859,787
Retained earnings	2,902,367	2,542,744
Accumulated other comprehensive income	32,944	111,613
Treasury stock, at cost, 42,242,222 and 42,346,029 shares	(307,738)	(226,009)

Total stockholders’ equity	3,571,177	3,335,159

Total liabilities and stockholders’ equity	$16,626,837	$15,656,489

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Net premiums written	$1,136,764	$1,217,985	$2,391,536	$2,496,516
Change in unearned premiums	34,876	(31,305)	(64,963)	(163,459)

Premiums earned	1,171,640	1,186,680	2,326,573	2,333,057
Net investment income	168,943	145,067	334,364	276,564
Service fees	25,343	26,966	51,336	53,560
Realized investment gains (losses)	5,280	(673)	12,670	2,002
Other revenues	15,377	306	20,661	697

Total revenues	1,386,583	1,358,346	2,745,604	2,665,880

Expenses:
Losses and loss expenses	703,669	742,110	1,388,816	1,443,308
Other operating expenses	389,791	358,926	775,022	714,580
Interest expense	22,700	23,272	43,400	46,741

Total expenses	1,116,160	1,124,308	2,207,238	2,204,629

Income before income taxes and minority interest	270,423	234,038	538,366	461,251

Income tax expense	(79,376)	(67,883)	(158,511)	(132,806)
Minority interest	(414)	(703)	(796)	(1,291)

Net income	$190,633	$165,452	$379,059	$327,154

Earnings per share:
Basic	$.98	$.86	$1.96	$1.70

Diluted	$.93	$.82	$1.86	$1.62

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(dollars in thousands)

	For The Six Months
	Ended June 30,
	2007	2006
Common Stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$859,787	$821,050
Stock options exercised, including tax benefits	26,967	7,885
Restricted stock units expensed	9,046	7,283
Stock options expensed	396	877
Stock issued to directors	384	440

End of period	$896,580	$837,535

Retained earnings:
Beginning of period	$2,542,744	$1,873,953
Net income	379,059	327,154
Dividends	(19,436)	(15,396)

End of period	$2,902,367	$2,185,711

Accumulated other comprehensive income (loss):
Unrealized investment gains:
Beginning of period	$121,961	$40,746
Net change in period	(91,829)	(64,642)

End of period	30,132	(23,896)

Currency translation adjustments:
Beginning of period	$3,748	$(15,843)
Net change in period	12,543	6,712

End of period	16,291	(9,131)

Net pension asset:
Beginning of period	$(14,096)	$—
Net change in period	617	—

End of period	(13,479)	—

Total accumulated other comprehensive income (loss):	$32,944	$(33,027)

Treasury Stock:
Beginning of period	$(226,009)	$(199,853)
Stock options exercised	23,309	8,403
Stock issued to directors	117	89
Purchase of common stock	(105,155)	(45,059)

End of period	$(307,738)	$(236,420)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$379,059	$327,154
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment gains	(12,670)	(2,002)
Depreciation and amortization	41,782	33,701
Minority interest	796	1,291
Equity in undistributed earnings of affiliates	(18,478)	(12,194)
Stock incentive plans	10,140	8,689
Change in:
Arbitrage trading account	(377,708)	(123,079)
Premiums and fees receivable	(101,538)	(160,313)
Due from reinsurers	16,641	3,101
Accrued investment income	(11,202)	(3,036)
Prepaid reinsurance premiums	(28,346)	(18,737)
Deferred policy acquisition cost	(19,235)	(30,129)
Deferred income taxes	6,724	(27,090)
Trading account receivable from brokers and clearing organizations	249,423	(60,046)
Other assets	(5,730)	(3,232)
Reserves for losses and loss expenses	418,641	557,296
Unearned premiums	93,114	182,219
Due to reinsurers	(31,531)	10,343
Trading account securities sold but not yet purchased	86,766	(74,689)
Policyholders’ account balances	(238)	(863)
Other liabilities	(59,195)	(55,854)

Net cash flows provided by operating activities	637,215	552,530

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,134,887	781,855
Equity securities	251,648	77,096
Maturities and prepayments of fixed maturities securities	984,504	473,700
Investment in affiliates	79,234	44,245
Cost of purchases, excluding trading account:
Fixed maturity securities	(2,881,135)	(1,428,745)
Equity securities	(278,448)	(163,842)
Investment in affiliates	(38,102)	(90,555)
Change in balances due to/from security brokers	26,722	29,608
Net additions to real estate, furniture and equipment	(15,282)	(28,325)
Payment for business purchased, net of cash acquired	(20,173)	—
Proceeds from sale of business, net of cash divested	(2,061)	—

Net cash flows used in investing activities	(758,206)	(304,963)

Cash flows (used in) provided by financing activities:
Net proceeds from issuance of senior notes	246,295	—
Receipts credited to policyholders’ account balances	3,489	8,669
Return of policyholders’ account balances	(58)	(201)
Bank deposits received	13,245	11,267
Advances from (repayments to) federal home loan bank	(2,075)	(9,500)
Net proceeds from stock options exercised	22,884	9,016
Repayment of senior notes	—	(100,000)
Cash dividends	(17,366)	(21,768)
Stock repurchases	(105,155)	(45,059)
Proceeds from (purchase of) minority interest	(30)	1,259

Net cash flows (used in) provided by financing activities	161,229	(146,317)

Change in cash due to foreign exchange rates	7,508	9,211
Net increase in cash and cash equivalents	47,746	110,461
Cash and cash equivalents at beginning of year	754,247	672,941

Cash and cash equivalents at end of period	$801,993	$783,402

Supplemental disclosure of cash flow information:
Interest paid	$36,081	$47,813

Federal income taxes paid	$154,139	$150,386

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
     The Company adopted FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes” effective January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial condition or results of operations. The Company believes there are no tax positions that would require disclosure under the FIN 48. The federal tax returns for 2003 through 2006 are currently open and subject to examination. Statutes of limitations have not been extended in any significant tax jurisdiction. Tax years remain open in accordance with federal, foreign and local tax statutes.
2. COMPREHENSIVE INCOME
     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$190,633	$165,452	$379,059	$327,154
Other comprehensive income (loss):
Change in unrealized foreign exchange gains	6,460	6,207	12,543	6,712
Unrealized holding losses on investment securities arising during the period, net of taxes	(82,936)	(36,847)	(83,616)	(63,423)
Reclassification adjustment for realized (gains) losses included in net income, net of taxes	(3,417)	534	(8,213)	(1,219)

Total other comprehensive loss	(79,893)	(30,106)	(79,286)	(57,930)

Comprehensive income	$110,740	$135,346	$299,773	$269,224

3. INVESTMENTS
     The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
June 30, 2007	Cost	Value	Value
Fixed maturity securities:
Held to maturity	$136,336	$146,042	$136,336
Available for sale	9,658,947	9,598,816	9,598,816

Total	$9,795,283	$9,744,858	$9,735,152

Equity securities available for sale	$770,944	$852,795	$852,794
Arbitrage trading account	$1,020,540	$1,020,540	$1,020,540

	Amortized	Fair	Carrying
December 31, 2006	Cost	Value	Value
Fixed maturity securities:
Held to maturity	$147,028	$160,875	$147,028
Available for sale	8,967,036	9,011,579	9,011,579

Total	$9,114,064	$9,172,454	$9,158,607

Equity securities available for sale	$747,584	$866,422	$866,422
Arbitrage trading account	$639,481	$639,481	$639,481
4. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers are net of reserves for uncollectible reinsurance of $2.6 million and $2.5 million as of June 30, 2007 and December 31, 2006, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Ceded premiums earned	$113,877	$121,056	$232,057	$236,667
Ceded losses incurred	$64,231	$58,096	$136,123	$145,087

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
     Our international segment offers professional indemnity and other lines in the U.K. and Spain and commercial and personal property casualty insurance in Argentina and Brazil.
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
5. INDUSTRY SEGMENTS (continued)

					Income
					before
	Revenues				Taxes and
	Earned	Investment			Minority	Net
(dollars in thousands)	Premiums	Income	Other	Total	Interest	Income
For the three months ended June 30, 2007:
Specialty	$442,110	$57,729	$—	$499,839	$136,843	$93,743
Regional	309,812	24,285	—	334,097	51,903	35,758
Alternative Markets	159,266	31,643	25,343	216,252	63,592	43,968
Reinsurance	196,986	40,082	—	237,068	45,892	33,143
International	63,466	7,676	—	71,142	7,900	5,411
Corporate and eliminations	—	7,528	15,377	22,905	(40,987)	(24,807)
Realized investment gains	—	—	5,280	5,280	5,280	3,417

Consolidated	$1,171,640	$168,943	$46,000	$1,386,583	$270,423	$190,633

For the three months ended June 30, 2006:
Specialty	$443,212	$49,555	$—	$492,767	$112,732	$76,829
Regional	299,613	20,485	—	320,098	43,930	30,009
Alternative Markets	162,028	28,690	26,966	217,684	74,520	50,495
Reinsurance	226,307	33,326	—	259,633	34,037	24,506
International	55,520	8,187	—	63,707	10,820	6,485
Corporate and eliminations	—	4,824	306	5,130	(41,328)	(22,338)
Realized investment losses	—	—	(673)	(673)	(673)	(534)

Consolidated	$1,186,680	$145,067	$26,599	$1,358,346	$234,038	$165,452

5. INDUSTRY SEGMENTS (continued)

					Income
					Before
	Revenues				Taxes and
	Earned	Investment			Minority	Net
(dollars in thousands)	Premiums	Income	Other	Total	Interest	Income
For the six months ended June 30, 2007:
Specialty	$885,565	$114,476	$—	$1,000,041	$264,555	$183,282
Regional	614,179	47,910	—	662,089	107,224	74,434
Alternative Markets	321,930	62,528	51,336	435,794	131,310	91,536
Reinsurance	382,264	80,558	—	462,822	92,299	67,962
International	122,635	16,600	—	139,235	15,271	10,302
Corporate and eliminations	—	12,292	20,661	32,953	(84,963)	(56,670)
Realized investment gains	—	—	12,670	12,670	12,670	8,213

Consolidated	$2,326,573	$334,364	$84,667	$2,745,604	$538,366	$379,059

For the six months ended June 30, 2006:
Specialty	$861,457	$93,988	$—	$955,445	$219,218	$152,266
Regional	589,575	39,253	—	628,828	98,560	68,146
Alternative Markets	324,769	54,431	53,560	432,760	141,642	97,728
Reinsurance	451,549	63,431	—	514,980	64,096	48,259
International	105,707	15,088	—	120,795	16,732	11,144
Corporate and eliminations	—	10,373	697	11,070	(80,999)	(51,608)
Realized investment gains	—	—	2,002	2,002	2,002	1,219

Consolidated	$2,333,057	$276,564	$56,259	$2,665,880	$461,251	$327,154

     Identifiable assets by segment are as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Specialty	$5,681,240	$5,387,934
Regional	2,994,360	2,796,225
Alternative Markets	2,911,176	2,700,782
Reinsurance	5,231,753	5,231,317
International	748,419	811,662
Corporate, other and eliminations	(940,111)	(1,271,431)

Consolidated	$16,626,837	$15,656,489

5. INDUSTRY SEGMENTS (continued)
Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Premises operations	$181,681	$193,134	$369,824	$367,939
Automobile	69,702	66,008	138,064	130,474
Products liability	58,641	68,114	118,132	130,763
Property	51,555	38,158	100,388	75,506
Professional liability	38,484	39,268	77,499	78,662
Other	42,047	38,530	81,658	78,113

Specialty	442,110	443,212	885,565	861,457

Commercial multiple peril	118,148	117,287	235,093	232,118
Automobile	89,930	86,580	177,809	170,581
Workers’ compensation	62,518	61,463	125,172	119,857
Other	39,216	34,283	76,105	67,019

Regional	309,812	299,613	614,179	589,575

Excess workers’ compensation	74,584	75,052	153,552	149,714
Primary workers’ compensation	63,172	67,301	125,664	136,649
Other	21,510	19,675	42,714	38,406

Alternative Markets	159,266	162,028	321,930	324,769

Casualty	168,315	204,399	324,347	406,192
Property	28,671	21,908	57,917	45,357

Reinsurance	196,986	226,307	382,264	451,549

International	63,466	55,520	122,635	105,707

Total	$1,171,640	$1,186,680	$2,326,573	$2,333,057

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
7. ACQUISITIONS AND DISPOSITIONS
     In January 2007, the Company acquired all the shares of outstanding common stock of Atlantic Aero Holdings, Inc. for $21 million. Atlantic Aero is a fixed base operator located in Greensboro, North Carolina and provides a full range of services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.
     In March 2007, the Company sold its interest in Berkley International Philippines, Inc. and its subsidiaries (BIPI) for $25 million. The Company reported a pre-tax realized gain of $2.0 million from the sale of BIPI. For the year ended December 31, 2006, the Company reported revenues of $21.0 million and pre-tax earnings of $4.5 million from the operations of BIPI.
8. SUBSEQUENT EVENT
     In July 2007, the Company repurchased 5,620,000 shares of its common stock for $174 million.

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2007 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the insurance and reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the success of our new ventures or acquisitions and the availability of other opportunities, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under The Terrorism Risk Insurance Act of 2002, as amended (“TRIA”), and the potential expiration of TRIA, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including merger arbitrage investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance or reinsurance industry, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2007 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and service fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

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
     The key assumptions used to arrive at the best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, and reported and paid loss emergence patterns. Expected loss ratios represent management’s expectation of losses at the time the business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. Expected loss ratios are estimated for each key line of business within each operating unit. Expected loss cost inflation is particularly important for the long-tail lines, such as excess casualty, and claims with a high medical component, such as workers’ compensation. Reported and paid loss emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value. Loss development factors are based on the historical emergence patterns of paid and incurred losses, and are derived from the Company’s own experience and industry data. The paid loss emergence pattern is also significant to excess and assumed workers’ compensation reserves because those reserves are discounted to their estimated present value based upon such estimated payout patterns. Management believes the estimates and assumptions it makes in the reserving process provide the best estimate of the ultimate cost of settling claims and related expenses with respect to insured events which have occurred; however, different assumptions and variables could lead to significantly different reserve estimates.
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

     Our net reserves for losses and loss expenses of $7.4 billion as of June 30, 2007 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
     Approximately $1.8 billion, or 25%, of the Company’s net loss reserves relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed reinsurance loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006

Specialty	$2,650,594	$2,498,030
Regional	1,135,579	1,071,607
Alternative Markets	1,462,484	1,372,517
Reinsurance	1,834,012	1,764,767
International	279,549	240,676

Net reserves for losses and loss expenses	7,362,218	6,947,597
Ceded reserves for losses and loss expenses	845,659	836,672

Gross reserves for losses and loss expenses	$8,207,877	$7,784,269

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	Reported Case	Incurred but
	Reserves	not Reported	Total

June 30, 2007
General liability	$737,705	$1,961,187	$2,698,892
Workers’ compensation	756,284	935,417	1,691,701
Automobile	358,468	213,543	572,011
International	100,349	179,200	279,549
Other	106,109	179,944	286,053

Total primary	2,058,915	3,469,291	5,528,206
Reinsurance	726,663	1,107,349	1,834,012

Total	$2,785,578	$4,576,640	$7,362,218

December 31, 2006
General liability	$696,074	$1,824,395	$2,520,469
Workers’ compensation	687,127	909,076	1,596,203
Automobile	354,841	193,995	548,836
International	78,489	162,187	240,676
Other	98,368	178,278	276,646

Total primary	1,914,899	3,267,931	5,182,830
Reinsurance	680,272	1,084,495	1,764,767

Total	$2,595,171	$4,352,426	$6,947,597

     For the six months ended June 30, 2007, the Company reported losses and loss expenses of $1.4 billion, of which $53 million represented a decrease in estimates for claims occurring in prior years. The estimates for claims occurring in prior years were decreased by $71 million for primary business and increased by $18 million for assumed reinsurance business. On an accident year basis, the change in prior year reserves is comprised of an increase in estimates of $54 million for claims occurring in accident years 2003 and prior, and a decrease in estimates of $107 million for claims occurring in accident years 2004 through 2006.
     Case reserves for primary business increased 8% to $2.1 billion at June 30, 2007 from $1.9 billion at December 31, 2006 as a result of a 3% increase in the number of outstanding claims and a 7% increase in the average case reserve per claim. Reserves for incurred but not reported losses for primary business increased 6% to $3.5 billion at June 30, 2007 from $3.3 billion at December 31, 2006. Prior year reserves decreased by: $38 million for the specialty segment, $18 million for the alternative market segment, $13 million for the regional segment and $2 million for the international segment. By line of business, prior year reserves decreased by $46 million, $19 million and $7 million for general liability, workers’ compensation and property, respectively, and increased by $1 million for commercial automobile.
     Case reserves for reinsurance business increased 7% to $727 million at June 30, 2007 from $680 million at December 31, 2006. Reserves for incurred but not reported losses for reinsurance business increased 2% to $1,107 million at June 30, 2007 from $1,084 million at December 31, 2006. Prior year reserves increased $18 million as losses reported by ceding companies for those years were higher than expected. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as losses are reported by ceding companies and additional information becomes available.

     Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $87 million and $139 million at June 30, 2007 and December 31, 2006, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.

Results of Operations for the Six Months Ended June 30, 2007 and 2006
Business Segment Results
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2007 and 2006. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2007	2006

Specialty
Gross premiums written	$938,526	$996,126
Net premiums written	886,585	943,580
Premiums earned	885,565	861,457
Loss ratio	56.9%	60.3%
Expense ratio	26.2%	25.2%
Combined ratio	83.1%	85.5%

Regional
Gross premiums written	$749,297	$737,147
Net premiums written	655,430	634,291
Premiums earned	614,179	589,575
Loss ratio	59.3%	59.4%
Expense ratio	31.0%	30.6%
Combined ratio	90.3%	90.0%

Alternative Markets

Gross premiums written	$404,334	$397,291
Net premiums written	351,331	341,131
Premiums earned	321,930	324,769
Loss ratio	56.7%	53.6%
Expense ratio	23.4%	22.2%
Combined ratio	80.1%	75.8%

Reinsurance
Gross premiums written	$415,235	$505,661
Net premiums written	381,566	478,766
Premiums earned	382,264	451,549
Loss ratio	67.5%	73.6%
Expense ratio	29.5%	26.3%
Combined ratio	97.0%	99.9%

International
Gross premiums written	$141,649	$115,957
Net premiums written	116,624	98,748
Premiums earned	122,635	105,707
Loss ratio	65.5%	64.0%
Expense ratio	32.5%	31.7%
Combined ratio	98.0%	95.7%

Consolidated
Gross premiums written	$2,649,041	$2,752,182
Net premiums written	2,391,536	2,496,516
Premiums earned	2,326,573	2,333,057
Loss ratio	59.7%	61.9%
Expense ratio	28.0%	26.7%
Combined ratio	87.7%	88.6%

          The following table presents the Company’s net income and net income per share for the six months ended June 30, 2007 and 2006 (amounts in thousands, except per share data):

	2007	2006

Net income	$379,059	$327,154
Weighted average diluted shares	203,930	202,450
Net income per diluted share	$1.86	$1.62

     The increase in net income in 2007 compared with 2006 is primarily attributable to higher investment income as a result of an increase in average invested assets. Underwriting results also improved due to a 2.2 percentage point decrease in the loss ratio (losses and loss expenses incurred expressed as percentage of premiums earned), which was partially offset by a 1.3 percentage point increase in the expense ratio (underwriting expenses experienced as a percentage of premiums earned).
          Gross Premiums Written. Gross premiums written were $2,649 million in 2007, down 4% from 2006. The Company has experienced an increased level of price competition that began in 2004. This trend continued in 2007 with price levels for renewal business declining approximately 4% from the prior year period. A summary of gross premiums written in 2007 compared with 2006 by business segment follows:
•	Specialty gross premiums decreased 6% to $939 million in 2007 from $996 million in 2006. The number of specialty policies issued in 2007 decreased 2%, and the average premium per policy decreased 4%. Average prices for renewal policies, adjusted for changes in exposure, decreased 5%. Gross premiums written decreased 18% for premises operations lines, 11% for products liability and 2% for professional liability. Gross premiums written increased 18% for property lines and 9% for commercial automobile.

•	Regional gross premiums increased 2% to $749 million in 2007 from $737 million in 2006. The number of policies issued in 2007 increased 1%, and the average premium per policy increased 3%. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written increased by 2% for workers’ compensation, 2% for commercial multiple peril and 2% for commercial automobile. Gross premiums included assigned risk plan premiums, which are fully reinsured, of $49 million in 2007 and $64 million in 2006.

•	Alternative markets gross premiums increased 2% to $404 million in 2007 from $397 million in 2006. The number of policies issued in 2007 increased 6%, and the average premium per policy decreased 3%. Average prices for renewal policies, adjusted for changes in exposure, decreased 6%. Gross premiums written increased by 3% for excess workers’ compensation and decreased by 3% for primary workers’ compensation. Gross premiums included assigned risk plan premiums, which are fully reinsured, of $36 million in 2007 and $39 million in 2006.

•	Reinsurance gross premiums decreased 18% to $415 million in 2007 from $506 million in 2006. Average prices for renewal business, adjusted for changes in exposure decreased by 4%. Casualty gross premiums written decreased 25% to $314 million, and property gross premiums written increased 17% to $102 million. The 2006 premiums included $74 million related to a reinsurance agreement that was not renewed in 2007.

•	International gross premiums increased 22% to $142 million in 2007 from $116 million in 2006. The increase is due to growth in both Europe and South America and the effects of changes in foreign exchange rates.
          Premiums Earned. Premiums earned decreased 0.3% to $2,327 million from $2,333 million in 2006. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2007 are related to policies bound during both 2007 and 2006. The 0.3% decrease in 2007 earned premiums reflects the underlying change in net premiums written in those periods.

          Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2007 and 2006 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2007	2006	2007	2006
Fixed maturity securities, including cash	$242,908	$208,639	4.7%	4.6%
Equity securities available for sale	20,760	14,446	5.2%	6.4%
Arbitrage trading account	44,796	37,275	11.2%	11.2%
Investments in partnerships and affiliates	24,650	16,965	10.9%	9.0%
Other	5,671	2,300

Gross investment income	338,785	279,625	5.5%	5.3%
Investment expenses and interest on funds held	(4,421)	(3,061)

Total	$334,364	$276,564	5.4%	5.2%

          Net investment income increased 21% to $334 million in 2007 from $277 million in 2006. Average invested assets (including cash and cash equivalents) increased 16% to $12.3 billion in 2007 compared with $10.9 billion in 2006. The increase was primarily a result of cash flow from operations. The average annualized gross yield on investments increased to 5.5% in 2007 from 5.3% in 2006 due primarily to higher returns on partnerships and affiliates.
          Insurance Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $51 million in 2007, down from $54 million in 2006, primarily as a result of a decline in fees for managing assigned risk plans.
          Realized Investment Gains. Realized investment gains result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment gains were $13 million in 2007 compared with $2 million in 2006. Realized gains in 2007 include a gain of $2 million from the sale of the Company’s business in the Philippines.
          The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
          Other Revenues. Other revenues increased to $21 million in 2007 from $0.7 million in 2006. Most of the other revenues in 2007 was derived from an aviation business that the Company acquired in January 2007. The aviation business provides services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.
          Losses and Loss Expenses. Losses and loss expenses decreased 4% to $1,389 million in 2007 from $1,443 million in 2006. The consolidated loss ratio decreased to 59.7% in 2007 from 61.9% in 2006 primarily as a result of favorable loss reserve development of $53 million in 2007 compared with unfavorable loss reserve development of $14 million in 2006. On an accident year basis, the estimated loss ratio for the first six months of 2007 was approximately five points higher than the developed loss ratio for all of 2006 due to the effects of lower premium rates and estimated loss cost inflation. A summary of loss ratios in 2007 compared with 2006 by business segment follows:
•	Specialty’s loss ratio was 56.9% in 2007 compared with 60.3% in 2006 principally due to favorable prior year loss reserve development.

•	The regional loss ratio was 59.3% in 2007 compared with 59.4% in 2006. Weather-related losses were $22 million in 2007 compared with $25 million in 2006.

•	Alternative markets’ loss ratio was 56.7% in 2007 compared with 53.6% in 2006. Both periods reflect favorable loss reserve development resulting from the impact of workers’ compensation reforms in California.

•	The reinsurance loss ratio was 67.5% in 2007 compared with 73.6% in 2006. The improvement of 6.1 percentage points was due primarily to a decrease in unfavorable prior year loss reserve development.

•	The international loss ratio was 65.5% in 2007 compared with 64.0% in 2006 due to an increase in estimated loss costs in Europe.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007	2006
Underwriting expenses	$651,094	$623,933
Service company	46,642	45,002
Aviation company	17,797	—
Other costs and expenses	59,489	45,645

Total	$775,022	$714,580

          Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 28.0% in 2007 from 26.7% in 2006 primarily as a result of an increase in both commissions and internal costs.
          Service company expenses, which represent the costs associated with the alternative markets’ fee-based business, increased 4% to $47 million primarily as a result of an increase in costs associated with the servicing of assigned risk plan business.
          Aviation company expenses, which represent operating expenses related to the aviation business described above, were $18 million in 2007.
          Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 30% to $59 million primarily as a result of higher incentive compensation costs, including costs for restricted stock units and other long-term incentive plans.
          Interest Expense. Interest expense decreased 7% to $43 million as a result of the redemption of $210 million 8.197% junior subordinated debentures in December 2006, which was partially offset by the issuance of $250 million 6.25% senior notes in February 2007.
          Income taxes. The effective income tax rate was 29% in 2007 and 2006. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Results of Operations for The Three Months Ended June 30, 2007 and 2006
Business Segment Results
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2007 and 2006. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended June 30,
(Dollars in thousands)	2007	2006

Specialty
Gross premiums written	$480,674	$521,825
Net premiums written	452,610	496,017
Premiums earned	442,110	443,212
Loss ratio	55.7%	60.7%
Expense ratio	26.4%	25.0%
Combined ratio	82.1%	85.7%

Regional
Gross premiums written	$371,879	$372,481
Net premiums written	330,057	322,910
Premiums earned	309,812	299,613
Loss ratio	60.1%	62.0%
Expense ratio	31.0%	30.2%
Combined ratio	91.1%	92.2%

Alternative Markets
Gross premiums written	$123,906	$123,843
Net premiums written	100,808	102,709
Premiums earned	159,266	162,028
Loss ratio	57.2%	51.8%
Expense ratio	24.2%	23.1%
Combined ratio	81.4%	74.9%

Reinsurance
Gross premiums written	$210,053	$258,628
Net premiums written	190,705	242,957
Premiums earned	196,986	226,307
Loss ratio	70.2%	74.5%
Expense ratio	26.9%	25.1%
Combined ratio	97.1%	99.6%

International
Gross premiums written	$79,167	$64,570
Net premiums written	62,584	53,392
Premiums earned	63,466	55,520
Loss ratio	65.8%	62.4%
Expense ratio	33.3%	30.1%
Combined ratio	99.1%	92.5%

Consolidated
Gross premiums written	$1,265,679	$1,341,347
Net premiums written	1,136,764	1,217,985
Premiums earned	1,171,640	1,186,680
Loss ratio	60.1%	62.5%
Expense ratio	27.8%	26.4%
Combined ratio	87.9%	88.9%

     The following table presents the Company’s net income and net income per share for the three months ended June 30, 2007 and 2006 (amounts in thousands, except per share data):

	2007	2006
Net income	$190,633	$165,452
Weighted average diluted shares	203,922	202,450
Net income per diluted share	$.93	$.82

          The increase in net income in 2007 compared with 2006 is primarily attributable to higher investment income as a result of an increase in average invested assets. Underwriting results also improved due to a 2.4 percentage point decrease in the loss ratio (losses and loss expenses incurred expressed as percentage of earned premiums), which was partially offset by a 1.4 percentage point increase in the expense ratio (underwriting expenses experienced as a percentage of premiums earned).
          Gross Premiums Written. Gross premiums written were $1,266 million in 2007, down 6% from 2006. The Company has experienced an increased level of price competition that began in 2004. This trend continued in 2007 with price levels for renewal business declining approximately 5% from the prior year period. A summary of gross premiums written in 2007 compared with 2006 by business segment follows:
•	Specialty gross premiums decreased 8% to $481 million in 2007 from $522 million in 2006. The number of specialty policies issued in 2007 decreased 2%, and the average premium per policy decreased 6%. Average prices for renewal policies, adjusted for changes in exposure, decreased 6%. Gross premiums written decreased 20% for premises operations, 17% for products liability and 4% for professional liability. Gross premiums written increased 23% for property and 4% for commercial automobile.

•	Regional gross premiums were $372 million in 2007 and 2006. The number of policies issued in 2007 increased 1%, and the average premium per policy increased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 4%. Gross premiums written increased by 1% for commercial automobile. Gross premiums written for commercial multiple peril and workers’ compensation were unchanged. Gross premiums also included assigned risk plan premiums, which are fully reinsured, of $21 million in 2007 and $31 million in 2006.

•	Alternative markets gross premiums were $124 million in 2007 and 2006. The number of policies issued in 2007 decreased 1%, and the average premium per policy was unchanged. Average prices for renewal policies, adjusted for changes in exposure, decreased 9%. Gross premiums written decreased by 8% for primary workers’ compensation and 1% for excess workers’ compensation. Gross premiums also included assigned risk plan premiums, which are fully reinsured, of $17 million in 2007 and $16 million in 2006.

•	Reinsurance gross premiums decreased 19% to $210 million in 2007 from $259 million in 2006. Average prices for renewal business, adjusted for changes in exposure decreased by 3%. Casualty gross premiums written decreased 26% to $159 million, and property gross premiums written increased 21% to $51 million. The 2006 premiums included $25 million related to a reinsurance agreement that was not renewed in 2007.

•	International gross premiums increased 23% to $79 million in 2007 from $65 million in 2006. The increase is due to growth in both Europe and South America and the effects of changes in foreign exchange rates.

     Premiums Earned. Premiums earned decreased 1% to $1,172 million from $1,187 million in 2006. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2007 are related to policies bound during both 2007 and 2006. The 1% decrease in 2007 earned premiums reflects the underlying change in net premiums written in those periods.
     Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2007 and 2006 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2007	2006	2007	2006
Fixed maturity securities, including cash	$123,631	$108,155	4.7%	4.7%
Equity securities available for sale	10,772	7,545	5.4%	6.4%
Arbitrage trading account	22,596	17,683	11.1%	9.7%
Investments in partnerships and affiliates	11,229	11,982	9.9%	12.3%
Other	2,730	1,389

Gross investment income	170,958	146,754	5.5%	5.4%
Investment expenses and interest on funds held	(2,015)	(1,687)

Total	$168,943	$145,067	5.4%	5.4%

     Net investment income increased 17% to $169 million in 2007 from $145 million in 2006. Average invested assets (including cash and cash equivalents) increased 16% to $12.5 billion in 2007 compared with $10.8 billion in 2006. The increase was primarily a result of cash flow from operations. The average annualized gross yield on investments increased to 5.5% in 2007 from 5.4% in 2006 due primarily to higher returns on arbitrage trading account.
     Insurance Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $25 million in 2007, down from $27 million in 2006, primarily as a result of a decline in fees for managing assigned risk plans.
     Realized Investment Gains (Losses). Realized investment gains (losses) result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment gains were $5 million in 2007 compared with realized investment losses of $0.7 million in 2006.
     The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
     Other Revenues. Other revenues increased to $15 million in 2007 from $0.3 million in 2006. Most of the other revenues in 2007 was derived from an aviation business that the Company acquired in January 2007. The aviation business provides services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.
     Losses and Loss Expenses. Losses and loss expenses decreased 5% to $704 million in 2007 from $742 million in 2006. The consolidated loss ratio decreased to 60.1% in 2007 from 62.5% in 2006 primarily as a result of favorable loss reserve development of $32 million in 2007 compared with unfavorable loss reserve development of $7 million in 2006.

A summary of loss ratios in 2007 compared with 2006 by business segment follows:
•	Specialty’s loss ratio was 55.7% in 2007 compared with 60.7% in 2006 principally due to favorable prior year loss reserve development.

•	The regional loss ratio was 60.1% in 2007 compared with 62.0% in 2006. Weather-related losses were $16 million in 2007 compared with $20 million in 2006.

•	Alternative markets’ loss ratio was 57.2% in 2007 compared with 51.8% in 2006. Both periods reflect favorable loss reserve development resulting from the impact of workers’ compensation reforms in California.

•	The reinsurance loss ratio was 70.2% in 2007 compared with 74.5% in 2006. The loss ratio improvement of 4.3 percentage points was due primarily to a decrease in unfavorable prior year loss reserve development.

•	The international loss ratio was 65.8% in 2007 compared with 62.4% in 2006 due to an increase in estimated loss costs in Europe.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007	2006
Underwriting expenses	$325,177	$313,843
Service company	23,046	21,817
Aviation company	13,187	—
Other costs and expenses	28,381	23,266

Total	$389,791	$358,926

          Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 27.8% in 2007 from 26.4% in 2006 primarily a result of an increase in both commissions and internal costs.
          Service company expenses, which represent the costs associated with the alternative markets’ fee-based business, increased 6% to $23 million primarily as a result of an increase in costs associated with the servicing of assigned risk plan business.
          Aviation company expenses, which represent operating expenses related to the aviation business described above, were $13 million in 2007.
          Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 22% to $28 million primarily as a result of higher incentive compensation costs, including costs for restricted stock units and other long-term incentive plans.
          Interest Expense. Interest expense decreased 3% to $23 million as a result of the redemption of $210 million 8.197% junior subordinated debentures in December 2006, which was partially offset by the issuance of $250 million 6.25% senior notes in February 2007.
          Income taxes. The effective income tax rate was 29% in 2007 and 2006. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

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
     The carrying value of the Company’s investment portfolio and investment-related assets were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Fixed maturity securities	$9,735,152	$9,158,607
Equity securities available for sale	852,794	866,422
Arbitrage securities trading account	1,020,540	639,481
Partnerships and affiliates	465,672	449,854

Total investments	12,074,158	11,114,364

Cash and cash equivalents	801,993	754,247

Trading account receivable from brokers and clearing organization	62,797	312,220

Trading account securities sold but not yet purchased	(256,841)	(170,075)

Unsettled purchases and sales	(25,180)	1,542

Total	$12,656,927	$12,012,298

     Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At June 30, 2007 (as compared to December 31, 2006), the fixed maturities portfolio mix was as follows: U.S. Government securities were 12% (15% in 2006); state and municipal securities were 53% (50% in 2006); corporate securities were 7% (9% in 2006); mortgage-backed securities were 25% (22% in 2006); and foreign bonds were 3% (4% in 2006).
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
     Arbitrage Trading Account. The trading account is comprised of direct investments in arbitrage securities and investments in arbitrage-related limited partnerships that specialize in merger arbitrage and convertible arbitrage strategies. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Convertible arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities.
     Partnerships and Affiliates. At June 30, 2007 (as compared to December 31, 2006), investments in partnerships and affiliates were as follows: equity in Kiln plc was $104 million ($96 million in 2006); real estate funds were $272 million ($275 million in 2006); and other investments were $90 million ($79 million in 2006).
     Securities in an Unrealized Loss Position. The following table summarizes all securities in an unrealized loss position at June 30, 2007 and December 31, 2006 by the length of time those securities have been continuously in an unrealized loss position:

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss
June 30, 2007
Fixed maturities:
0– 6 months	279	$3,491,000	$30,790
7- 12 months	49	574,740	3,837
Over 12 months	297	2,840,198	70,832

Total	625	$6,905,938	$105,459

Equity securities available for sale:
0– 6 months	65	$120,494	$1,786
7- 12 months	5	20,870	248
Over 12 months	13	47,691	2,102

Total	83	$189,055	$4,136

December 31, 2006
Fixed maturities:
0– 6 months	100	$802,595	$2,309
7- 12 months	62	645,331	4,445
Over 12 months	269	2,843,721	44,389

Total	431	$4,291,647	$51,143

Equity securities available for sale:
0– 6 months	8	$75,568	$320
7- 12 months	9	60,853	250
Over 12 months	16	105,085	1,583

Total	33	$241,506	$2,153

     At June 30, 2007, gross unrealized gains were $158 million, or 1% of total investments, and gross unrealized losses were $110 million, or 0.9% of total investments. There were 364 securities that have been continuously in an unrealized loss position for more than six months. Those securities had an aggregate fair value of $3.5 billion and an aggregate unrealized loss of $77 million. The decline in market value for these securities is primarily due to an increase in market interest rates.
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
     The following table shows the composition by Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at June 30, 2007. Not all of the securities are rated by S&P and/or Moody’s (dollars in thousands).

		Unrealized Loss		Fair Value
					Percent to
S&P Rating	Moody’s Rating	Amount	Percent to Total	Amount	Total

AAA/AA/A	Aaa/Aa/A	$100,054	95	$6,660,967	96
BBB	Baa	5,405	5	244,971	4

	Total	$105,459	100%	$6,905,938	100%

     The scheduled maturity dates for fixed maturity securities in an unrealized loss position at June 30, 2007 are shown in the following table (dollars in thousands):

	Unrealized Loss		Fair Value
		Percent to		Percent to
Maturity	Amount	Total	Amount	Total

Less than one year	$2,342	2	$572,438	8
One year through five years	14,858	14	1,149,955	17
Five years through ten years	38,409	36	2,006,711	29
After ten years	22,596	22	1,233,808	18
Mortgage and asset-backed securities	27,254	26	1,943,026	28

Total fixed income securities	$105,459	100%	$6,905,938	100%

     Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage and asset-backed securities are estimated to have an effective maturity of approximately two years.

Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities was $637 million during the six months ended June 30, 2007 and $553 million in the comparable period of 2006. The levels of cash flow provided by operating activities in these periods, which are high by historical measures in relation to both earned premiums and net income, are a result of an increasing investment income and relatively low paid losses. Cash flow provided by operating activities in 2006 is net of cash transfers to the arbitrage trading account of $225 million.
     The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 83% invested in cash, cash equivalents and marketable fixed income securities as of June 30, 2007. If the sale of fixed income securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
     In February 2007, the Company issued $250 million of 6.25% senior notes due on February 15, 2037. During the second quarter of 2007, the Company repurchased 2,264,200 shares of its common stock for $73 million. In July 2007, the Company repurchased an additional 5,620,000 shares of its common stock for $174 million.
     At June 30, 2007, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,364 million and a face amount of $1,382 million. The maturities of the outstanding debt are $5 million in installments through 2009, $89 million in 2008, $150 million in 2010, $200 million in 2013, $200 million in 2015, $150 million in 2019, $76 million in 2022, $12 million in 2023, $250 million in 2037 and $250 million in 2045 (prepayable in 2010).

     At June 30, 2007, stockholders’ equity was $3.6 billion and total capitalization (stockholders’ equity, senior notes, junior subordinated debentures and other debt) was $4.9 billion. The percentage of the Company’s capital attributable to senior notes and other debt and junior subordinated debentures was 28% at June 30, 2007, compared with 25% at December 31, 2006.
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
     The duration of the investment portfolio was 3.5 years at June 30, 2007 and 3.3 years at December 31, 2006. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2006.
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
     Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				Maximum number of
		Average	Total number of shares	shares that may
	Total number	price	purchased as part of	yet be purchased
	of shares	paid per	publicly announced plans	under the plans
	purchased	share	or programs	or programs (1)

April 2007	None	None	None	24,624,688
May 2007	1,221,287 (2)	33.15	264,200	24,360,488
June 2007	2,000,000	32.34	2,000,000	22,360,488

(1)	Remaining shares available for repurchase under the Company’s repurchase authorizations of 22,000,000 shares and 10,125,000 shares that were approved by the Board of Directors on November 1, 2006 and November 10, 1998, respectively.

(2)	Includes shares delivered to the Company for the payment of exercise price or tax liability incident to the exercise of employee stock options pursuant to the Company’s 2003 Stock Incentive Plan.
During July 2007, the Company repurchased an additional 5,620,000 shares at an average price per share of $31.04 for a total of $174 million.
Item 4. Submission of Matters To A Vote of Securities Holders
          The Company held its Annual Meeting of Stockholders on May 8, 2007. The meeting involved the election of four directors for a term to expire at the Annual Meeting of Stockholders to be held in the year 2010, and the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The directors elected and the results of the voting are as follows:
     (i) Election of Directors:

Nominee	Votes For	Votes Withheld
W. Robert Berkley, Jr.	169,926,778	7,829,672
Ronald E. Blaylock	171,585,172	6,171,278
Mark E. Brockbank	171,572,084	6,184,366
Mary C. Farrell	171,571,828	6,184,622
     (ii) Ratification of Accounting Firm:

Votes For	Votes Against	Votes Abstained
175,840,347	1,775,862	140,241

Item 6. Exhibits

Number

(31.1)	(Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: August 6, 2007	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: August 6, 2007	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President, Chief Financial Officer and Treasurer