Form 10-Q
period 2007-09-30
BERKLEY W R CORP
filed 2007-11-09
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Yes ☐      No ☑
Number of shares of common stock, $.20 par value, outstanding as of October 31, 2007: 183,100,069

Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$10,024,635	$9,158,607
Equity securities available for sale	955,340	866,422
Equity securities trading account	714,017	639,481
Partnerships and affiliates	525,549	449,854

Total investments	12,219,541	11,114,364

Cash and cash equivalents	591,279	754,247
Premiums and fees receivable	1,295,121	1,245,661
Due from reinsurers	905,716	928,258
Accrued investment income	128,756	118,045
Prepaid reinsurance premiums	186,323	169,965
Deferred policy acquisition costs	475,414	489,243
Real estate, furniture and equipment	200,432	183,249
Deferred Federal and foreign income taxes	141,353	142,634
Goodwill	103,345	67,962
Trading account receivable from brokers and clearing organizations	275,914	312,220
Other assets	172,645	130,641

Total assets	$16,695,839	$15,656,489

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$8,442,126	$7,784,269
Unearned premiums	2,355,935	2,314,282
Due to reinsurers	126,187	149,427
Trading account securities sold but not yet purchased	146,151	170,075
Policyholders’ account balances	—	106,926
Other liabilities	710,541	654,596
Junior subordinated debentures	242,107	241,953
Senior notes and other debt	1,121,678	869,187

Total liabilities	13,144,725	12,290,715

Minority interest	34,384	30,615

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 183,274,658 and 192,771,889 shares	47,024	47,024
Additional paid-in capital	901,788	859,787
Retained earnings	3,073,652	2,542,744
Accumulated other comprehensive income	91,481	111,613
Treasury stock, at cost, 51,843,260 and 42,346,029 shares	(597,215)	(226,009)

Total stockholders’ equity	3,516,730	3,335,159

Total liabilities and stockholders’ equity	$16,695,839	$15,656,489

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Net premiums written	$1,132,489	$1,208,906	$3,524,025	$3,705,422
Change in unearned premiums	43,075	(15,049)	(21,888)	(178,508)

Premiums earned	1,175,564	1,193,857	3,502,137	3,526,914
Net investment income	165,790	145,784	500,154	422,348
Insurance service fees	23,690	26,622	75,026	80,182
Revenues from wholly-owned investees	41,739	—	61,227	—
Realized investment gains	812	1,734	13,482	3,736
Other income	437	511	1,610	1,208

Total revenues	1,408,032	1,368,508	4,153,636	4,034,388

Expenses:
Losses and loss expenses	706,374	731,941	2,095,190	2,175,249
Other operating expenses	382,530	368,311	1,139,755	1,082,891
Expenses from wholly-owned investees	38,718	—	56,515	—
Interest expense	22,707	23,293	66,107	70,034

Total expenses	1,150,329	1,123,545	3,357,567	3,328,174

Income before income taxes and minority interest	257,703	244,963	796,069	706,214
Income tax expense	(76,344)	(70,445)	(234,855)	(203,251)
Minority interest	(896)	(210)	(1,692)	(1,501)

Net income	$180,463	$174,308	$559,522	$501,462

Earnings per share:
Basic	$.97	$.91	$2.93	$2.62

Diluted	$.93	$.87	$2.81	$2.49

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(dollars in thousands)

	For The Nine Months
	Ended September 30,
	2007	2006
Common stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$859,787	$821,050
Stock options exercised, including tax benefits	26,929	9,696
Restricted stock units expensed	14,092	10,834
Stock options expensed	596	1,316
Stock issued to directors	384	692

End of period	$901,788	$843,588

Retained earnings:
Beginning of period	$2,542,744	$1,873,953
Net income	559,522	501,462
Dividends	(28,614)	(23,057)

End of period	$3,073,652	$2,352,358

Accumulated other comprehensive income:
Unrealized investment gains (losses):
Beginning of period	$121,961	$40,746
Net change in period	(38,845)	52,253

End of period	83,116	92,999

Currency translation adjustments:
Beginning of period	$3,748	$(15,843)
Net change in period	17,787	11,862

End of period	21,535	(3,981)

Net pension asset:
Beginning of period	$(14,096)	—
Net change in period	926	—

End of period	(13,170)	—

Total accumulated other comprehensive income:	$91,481	$89,018

Treasury stock:
Beginning of period	$(226,009)	$(199,853)
Stock options exercised	24,654	10,422
Stock issued to directors	117	89
Purchase of common stock	(395,977)	(45,059)

End of period	$(597,215)	$(234,401)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$559,522	$501,462
Adjustments to reconcile net income to net cash flows provided by operating activities:
Realized investment gains	(13,482)	(3,736)
Depreciation and amortization	61,848	50,481
Minority interest	1,692	1,501
Equity in undistributed earnings of partnerships and affiliates	(23,043)	(21,081)
Stock incentive plans	15,421	12,931
Change in:
Trading account securities and related accounts	(71,191)	(200,128)
Premiums and fees receivable	(47,158)	(122,413)
Due from reinsurers	23,472	13,663
Accrued investment income	(12,468)	(12,970)
Prepaid reinsurance premiums	(13,837)	(1,014)
Deferred policy acquisition costs	(12,070)	(32,174)
Deferred income taxes	9,040	(39,368)
Trading account receivables from broker and clearing organizations	36,306	(108,276)
Other assets	(22,670)	(7,698)
Reserves for losses and loss expenses	648,043	851,170
Unearned premiums	36,375	179,615
Due to reinsurers	(25,352)	5,602
Trading account securities sold but not yet purchased	(23,924)	38,465
Policyholders’ account balances	(303)	(1,565)
Other liabilities	3,828	6,936

Net cash flows provided by operating activities	1,130,049	1,111,403

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,372,540	844,118
Equity securities	321,257	149,926
Maturities and prepayments of fixed maturities securities	984,504	651,489
Distributions from partnerships and affiliates	81,437	48,545
Cost of purchases, excluding trading account:
Fixed maturity securities	(3,299,106)	(2,202,753)
Equity securities	(469,428)	(312,842)
Investments in partnerships and affiliates	(92,649)	(102,013)
Change in balances due to/from security brokers	24,979	(44,199)
Net additions to real estate, furniture and equipment	(21,388)	(33,178)
Payment for business purchased, net of cash acquired	(61,851)	(2,463)
Proceeds from sale of business, net of cash divested	(2,061)	62
Other	—	618

Net cash flows used in investing activities	(1,161,766)	(1,002,690)

Cash flows used in financing activities:
Net proceeds from issuance of senior notes	246,644	—
Receipts credited to policyholders’ account balances	3,489	13,106
Return of policyholders’ account balances	(58)	(287)
Bank deposits received	10,215	10,462
Repayments to federal home loan bank	(2,075)	(7,875)
Net proceeds from stock options exercised	23,702	11,239
Repayment of senior notes	(704)	(100,000)
Cash dividends	(27,104)	(21,769)
Stock repurchases	(395,977)	(45,059)
Proceeds from (purchase of) minority shares	(33)	2,218

Net cash used in financing activities	(141,901)	(137,965)

Change in cash due to foreign exchange rates	10,650	15,221

Net decrease in cash and cash equivalents	(162,968)	(14,031)
Cash and cash equivalents at beginning of year	754,247	672,941

Cash and cash equivalents at end of period	$591,279	$658,910

Supplemental disclosure of cash flow information:
Interest paid	$62,530	$65,847

Federal income taxes paid, net	$202,933	$218,616

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
          The Company adopted FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes” effective January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial condition or results of operations. The Company believes there are no tax positions that would require disclosure under FIN 48. The federal tax returns for 2003 through 2006 are currently open and subject to examination. Statutes of limitations have not been extended in any significant tax jurisdiction. Tax years remain open in accordance with federal, foreign and local tax statutes.
2. COMPREHENSIVE INCOME
          The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income	$180,463	$174,308	$559,522	$501,462
Other comprehensive income (loss):
Change in unrealized foreign exchange gains	5,244	5,150	17,787	11,862
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	53,501	118,400	(30,115)	54,977
Reclassification adjustment for realized gains included in net income, net of taxes	(517)	(1,505)	(8,730)	(2,724)

Other comprehensive income (loss)	58,228	122,045	(21,058)	64,115

Comprehensive income	$238,691	$296,353	$538,464	$565,577

3. INVESTMENTS
          The cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
	Cost	Value	Value
September 30, 2007
Fixed maturity securities:
Held to maturity	$134,058	$145,249	$134,058
Available for sale	9,847,331	9,890,577	9,890,577

Total	$9,981,389	$10,035,826	$10,024,635

Equity securities available for sale	$891,000	$955,340	$955,340
Arbitrage trading account	$714,017	$714,017	$714,017

	Amortized	Fair	Carrying
	Cost	Value	Value
December 31, 2006
Fixed maturity securities:
Held to maturity	$147,028	$160,875	$147,028
Available for sale	8,967,036	9,011,579	9,011,579

Total	$9,114,064	$9,172,454	$9,158,607

Equity securities available for sale	$747,584	$866,422	$866,422
Arbitrage trading account	$639,481	$639,481	$639,481
4. REINSURANCE CEDED
          The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts recoverable from reinsurers are net of reserves for uncollectible reinsurance of $2.7 million and $2.5 million as of September 30, 2007 and December 31, 2006, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statement of income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Ceded premiums earned	$123,597	$117,224	$355,654	$353,891
Ceded losses incurred	$71,631	$71,558	$207,755	$216,645
5. ACQUISITIONS AND DISPOSITIONS
          On January 31, 2007, the Company acquired Atlantic Aero Holdings, Inc., a fixed base operator located in Greensboro, North Carolina, and on July 17, 2007, the Company acquired Western Acquisition Corp., a fixed base operator located in Boise, Idaho. The aggregate purchase price for both of the companies was approximately $58 million. The companies each provide a full range of services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.
          In September 2007, the Company purchased all the shares of outstanding common stock of Investors Guaranty Life Insurance Company, an inactive, widely licensed life insurance company, for approximately $10 million.

          In March 2007, the Company sold its interest in Berkley International Philippines, Inc. and its subsidiaries (BIPI) for $25 million. The Company reported a pre-tax realized gain of $2 million from the sale of BIPI. For the year ended December 31, 2006, the Company reported revenues of $21 million and pre-tax earnings of $4.5 million from the operations of BIPI.
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

					Income
					Before
	Revenues				Taxes and
	Earned	Investment			Minority	Net
(dollars in thousands)	Premiums	Income	Other	Total	Interest	Income
For the three months ended September 30, 2007:
Specialty	$441,944	$56,392	$—	$498,336	$124,391	$86,620
Regional	315,358	23,939	—	339,297	53,507	37,226
Alternative Markets	165,686	31,096	23,690	220,472	60,006	42,182
Reinsurance	190,559	36,067	—	226,626	44,894	32,876
International	62,017	9,445	—	71,462	11,306	7,868
Corporate and eliminations	—	8,851	42,176	51,027	(37,213)	(26,826)
Realized investment gains	—	—	812	812	812	517

Consolidated	$1,175,564	$165,790	$66,678	$1,408,032	$257,703	$180,463

For the three months ended September 30, 2006:
Specialty	$446,453	$50,272	$—	$496,725	$119,498	$82,758
Regional	308,263	21,117	—	329,380	51,061	35,326
Alternative Markets	166,879	28,244	26,622	221,745	76,693	52,705
Reinsurance	215,028	33,194	—	248,222	31,191	23,630
International	57,234	8,474	—	65,708	5,039	4,077
Corporate and eliminations	—	4,483	511	4,994	(40,253)	(25,693)
Realized investment gains	—	—	1,734	1,734	1,734	1,505

Consolidated	$1,193,857	$145,784	$28,867	$1,368,508	$244,963	$174,308

6. INDUSTRY SEGMENTS (continued)

					Income
					Before
	Revenues				Taxes and
	Earned	Investment			Minority	Net
(dollars in thousands)	Premiums	Income	Other	Total	Interest	Income
For the nine months ended September 30, 2007:
Specialty	$1,327,509	$170,868	$—	$1,498,377	$388,946	$269,902
Regional	929,537	71,849	—	1,001,386	160,731	111,660
Alternative Markets	487,616	93,624	75,026	656,266	191,316	133,718
Reinsurance	572,823	116,625	—	689,448	137,193	100,838
International	184,652	26,045	—	210,697	26,577	18,170
Corporate and eliminations	—	21,143	62,837	83,980	(122,176)	(83,496)
Realized investment gains	—	—	13,482	13,482	13,482	8,730

Consolidated	$3,502,137	$500,154	$151,345	$4,153,636	$796,069	$559,522

For the nine months ended September 30, 2006:
Specialty	$1,307,910	$144,260	$—	$1,452,170	$338,716	$235,024
Regional	897,838	60,370	—	958,208	149,621	103,472
Alternative Markets	491,648	82,675	80,182	654,505	218,335	150,433
Reinsurance	666,577	96,625	—	763,202	95,287	71,889
International	162,941	23,562	—	186,503	21,771	15,221
Corporate and eliminations	—	14,856	1,208	16,064	(121,252)	(77,301)
Realized investment gains	—	—	3,736	3,736	3,736	2,724

Consolidated	$3,526,914	$422,348	$85,126	$4,034,388	$706,214	$501,462

Identifiable assets by segment are as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Specialty	$5,644,679	$5,387,934
Regional	2,777,454	2,796,225
Alternative Markets	3,230,060	2,700,782
Reinsurance	5,153,444	5,231,317
International	786,166	811,662
Corporate, other and eliminations	(895,964)	(1,271,431)

Consolidated	$16,695,839	$15,656,489

5. INDUSTRY SEGMENTS (continued)
Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Premises operations	$180,607	$192,563	$550,431	$560,502
Automobile	70,608	67,752	208,672	198,226
Products liability	55,471	63,787	173,603	194,550
Property	54,875	42,706	155,263	118,212
Professional liability	38,812	39,748	116,311	118,410
Other	41,571	39,897	123,229	118,010

Specialty	441,944	446,453	1,327,509	1,307,910

Commercial multiple peril	118,576	118,301	353,669	350,419
Automobile	93,323	88,769	271,132	259,350
Workers’ compensation	62,552	64,330	187,724	184,187
Other	40,907	36,863	117,012	103,882

Regional	315,358	308,263	929,537	897,838

Excess workers’ compensation	79,838	77,890	233,390	227,604
Primary workers’ compensation	62,647	67,891	188,311	204,540
Other	23,201	21,098	65,915	59,504

Alternative Markets	165,686	166,879	487,616	491,648

Casualty	155,599	185,874	479,946	592,066
Property	34,960	29,154	92,877	74,511

Reinsurance	190,559	215,028	572,823	666,577

International	62,017	57,234	184,652	162,941

Total	$1,175,564	$1,193,857	$3,502,137	$3,526,914

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
8. SUBSEQUENT EVENT
          In October 2007, the Company acquired all the shares of outstanding stock of CGH Insurance Group, Inc., the owner of American Mining Insurance Company, for approximately $30 million.
          In November 2007, the Company announced that it has agreed to repurchase the 20% minority interest in W. R. Berkley Insurance (Europe), Limited held by Kiln Ltd for approximately $50 million.

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2007 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the increasing level of competition and pricing pressure that we are currently facing, the long-tail and potentially volatile nature of the insurance and reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of competition, the success of our new ventures or acquisitions and the availability of other opportunities, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under The Terrorism Risk Insurance Act of 2002, as amended (“TRIA”), and the potential expiration of TRIA, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including merger arbitrage investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance or reinsurance industry, changes in the ratings assigned to us by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause actual results of the industry or our actual results for the year 2007 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and service fees would not necessarily result in commensurate levels of underwriting and operating profits. Forward-looking statements speak only as of the date on which they are made.

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
          The profitability of the Company’s insurance business is affected primarily by the adequacy of premium rates. The ultimate adequacy of premium rates is not known with certainty at the time a property casualty insurance policy is issued because premiums are determined before claims are reported. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and other disasters, regulatory measures and court decisions that define and change the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. General insurance prices are also influenced by available insurance capacity, i.e., the level of policyholders’ surplus employed in the industry, and the industry’s willingness to deploy that capital. Recently, pricing and other terms have been affected by increasing competition.
          The Company’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates and the credit quality and duration of the securities. The Company also invests in equity securities, including equity securities related to merger arbitrage and convertible arbitrage strategies, as well as private equity securities.
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

          If the actual level of loss frequency or severity is higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our loss estimate for claims occurring in 2006 (dollars in thousands):

	Frequency (+/–)
Severity (+/–)	1%	5%	10%

1%	$56,109	$168,886	$309,857
5%	168,886	286,129	432,683
10%	309,857	432,683	586,215

          Our net reserves for losses and loss expenses of $7.6 billion as of September 30, 2007 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
          Approximately $1.9 billion, or 25%, of the Company’s net loss reserves as of September 30, 2007 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed reinsurance loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
          The following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006

Specialty	$2,722,240	$2,498,030
Regional	1,178,236	1,071,607
Alternative Markets	1,517,155	1,372,517
Reinsurance	1,882,295	1,764,767
International	301,967	240,676

Net reserves for losses and loss expenses	7,601,893	6,947,597

Ceded reserves for losses and loss expenses	840,233	836,672

Gross reserves for losses and loss expenses	$8,442,126	$7,784,269

          The following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	Reported Case	Incurred But
	Reserves	Not Reported	Total

September 30, 2007
General liability	$750,450	$2,002,459	$2,752,909
Workers’ compensation	794,357	943,207	1,737,564
Automobile	368,621	219,209	587,830
International	107,371	194,596	301,967
Other	119,318	220,010	339,328

Total primary	2,140,117	3,579,481	5,719,598
Reinsurance	715,376	1,166,919	1,882,295

Total	$2,855,493	$4,746,400	$7,601,893

December 31, 2006
General liability	$696,074	$1,824,395	$2,520,469
Workers’ compensation	687,127	909,076	1,596,203
Automobile	354,841	193,995	548,836
International	78,489	162,187	240,676
Other	98,368	178,278	276,646

Total primary	1,914,899	3,267,931	5,182,830
Reinsurance	680,272	1,084,495	1,764,767

Total	$2,595,171	$4,352,426	$6,947,597

          For the nine months ended September 30, 2007, the Company reported losses and loss expenses of $2.1 billion, of which $71 million represented a decrease in estimates for claims occurring in prior years. The estimates for claims occurring in prior years were decreased by $106 million for primary business and increased by $35 million for assumed reinsurance business. On an accident year basis, the change in prior year reserves is comprised of an increase in estimates of $123 million for claims occurring in accident years 2003 and prior, and a decrease in estimates of $194 million for claims occurring in accident years 2004 through 2006.
          Case reserves for primary business increased 12% to $2.1 billion at September 30, 2007 from $1.9 billion at December 31, 2006 as a result of a 4% increase in the number of outstanding claims and a 10% increase in the average case reserve per claim. Reserves for incurred but not reported losses for primary business increased 10% to $3.6 billion at September 30, 2007 from $3.3 billion at December 31, 2006. Prior year reserves decreased by $58 million for the specialty segment, $24 million for the alternative market segment and $24 million for the regional segment. By line of business, prior year reserves decreased by $69 million, $22 million, $9 million and $6 million for general liability, workers’ compensation, property and commercial automobile, respectively.
          Case reserves for reinsurance business increased 5% to $715 million at September 30, 2007 from $680 million at December 31, 2006. Reserves for incurred but not reported losses for reinsurance business increased 8% to $1,167 million at September 30, 2007 from $1,084 million at December 31, 2006. Prior year reserves increased $35 million as losses reported by ceding companies for those years were higher than expected. The Company sets its initial loss estimates based principally upon information obtained during the underwriting process and adjusts these estimates as losses are reported by ceding companies and additional information becomes available.

          Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $97 million and $139 million at September 30, 2007 and December 31, 2006, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreements, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006
Business Segment Results
          The following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2007 and 2006. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2007	2006

Specialty
Gross premiums written	$1,366,404	$1,450,961
Net premiums written	1,288,917	1,376,340
Premiums earned	1,327,509	1,307,910
Loss ratio	57.2%	60.0%
Expense ratio	26.4%	25.2%
Combined ratio	83.6%	85.2%

Regional
Gross premiums written	$1,104,431	$1,086,500
Net premiums written	968,146	943,705
Premiums earned	929,537	897,838
Loss ratio	59.1%	59.5%
Expense ratio	31.3%	30.6%
Combined ratio	90.4%	90.1%

Alternative Markets
Gross premiums written	$618,654	$606,965
Net premiums written	541,578	531,686
Premiums earned	487,616	491,648
Loss ratio	57.9%	52.8%
Expense ratio	23.3%	22.3%
Combined ratio	81.2%	75.1%

Reinsurance
Gross premiums written	$592,433	$739,080
Net premiums written	548,121	699,929
Premiums earned	572,823	666,577
Loss ratio	66.8%	73.5%
Expense ratio	29.6%	26.7%
Combined ratio	96.4%	100.2%

International
Gross premiums written	$211,228	$174,866
Net premiums written	177,263	153,762
Premiums earned	184,652	162,941
Loss ratio	65.9%	66.5%
Expense ratio	31.6%	31.9%
Combined ratio	97.5%	98.4%

Consolidated
Gross premiums written	$3,893,150	$4,058,372
Net premiums written	3,524,025	3,705,422
Premiums earned	3,502,137	3,526,914
Loss ratio	59.8%	61.7%
Expense ratio	28.1%	26.9%
Combined ratio	87.9%	88.6%

          The following table presents the Company’s net income and net income per share for the nine months ended September 30, 2007 and 2006 (amounts in thousands, except per share data):

	2007	2006

Net income	$559,522	$501,462
Weighted average diluted shares	199,247	201,276
Net income per diluted share	$2.81	$2.49

          The increase in net income in 2007 compared with 2006 is primarily attributable to an 18% increase in investment income as a result of an increase in average invested assets. Underwriting results also improved due to a 1.9 percentage point decrease in the loss ratio (losses and loss expenses incurred expressed as percentage of premiums earned), which was partially offset by a 1.2 percentage point increase in the expense ratio (underwriting expenses experienced as a percentage of premiums earned).
          Gross Premiums Written. Gross premiums written were $3,893 million in 2007, down 4% from 2006. The Company has experienced an increased level of price competition that began in 2004. This trend continued in 2007 with price levels for renewal business declining approximately 5% from the prior year period. A summary of gross premiums written in 2007 compared with 2006 by business segment follows:
•	Specialty gross premiums decreased 6% to $1.4 billion in 2007 from $1.5 billion in 2006. The number of specialty policies issued in 2007 decreased 1%, and the average premium per policy decreased 5%. Average prices for renewal policies, adjusted for changes in exposure, decreased 5%. Gross premiums written decreased 17% for premises operations lines and 11% for products liability. Gross premiums written increased 16% for property lines, 3% for commercial automobile and 1% for professional liability.

•	Regional gross premiums increased 2% to $1,104 million in 2007 from $1,087 million in 2006. The number of policies issued in 2007 increased 1%, and the average premium per policy increased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written increased by 4% for commercial automobile and 1% for workers’ compensation. Gross premiums written for commercial multi-peril were unchanged. Gross premiums included assigned risk plan premiums, which are fully reinsured, of $70 million in 2007 and $84 million in 2006.

•	Alternative markets gross premiums increased 2% to $619 million in 2007 from $607 million in 2006. The number of policies issued in 2007 increased 12%, and the average premium per policy decreased 9%. The increase in the number of policies issued and decrease in average premium per policy is primarily due to the number of smaller premium policies issued by a web-based workers’ compensation company that was formed in January 2006. Average prices for renewal policies, adjusted for changes in exposure, decreased 5%. Gross premiums written increased by 3% for excess workers’ compensation and decreased by 3% for primary workers’ compensation. Gross premiums included assigned risk plan premiums, which are fully reinsured, of $46 million in 2007 and $49 million in 2006.

•	Reinsurance gross premiums decreased 20% to $592 million in 2007 from $739 million in 2006. Reinsurance premiums have been impacted by increasing competition and by customers retaining a greater amount of their exposure. Average prices for renewal business, adjusted for changes in exposure decreased by 4%. Casualty gross premiums written decreased 25% to $456 million, and property gross premiums written increased 7% to $136 million. The 2006 premiums included $98 million related to a reinsurance agreement that was not renewed in 2007.

•	International gross premiums increased 21% to $211 million in 2007 from $175 million in 2006. The increase is due to growth in both Europe and South America and the effects of changes in foreign exchange rates, which were partially offset by the sale of Berkley International Philippines, Inc. in March 2007.

          Premiums Earned. Premiums earned decreased 1% to $3,502 million from $3,527 million in 2006. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2007 are related to policies bound during both 2007 and 2006. The 1% decrease in 2007 earned premiums reflects the underlying change in net premiums written in those periods.
          Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2007	2006	2007	2006
Fixed maturity securities, including cash	$371,105	$321,339	4.8%	4.6%
Arbitrage trading account	65,917	51,785	10.8	9.9
Equity securities available for sale	33,094	23,128	5.5	6.5
Investments in partnerships and affiliates	31,402	27,947	9.1	9.8
Other	8,510	2,962

Gross investment income	510,028	427,161	5.5	5.2
Investment expenses and interest on funds held	(9,874)	(4,813)

Total	$500,154	$422,348	5.4%	5.2%

          Net investment income increased 18% to $500 million in 2007 from $422 million in 2006. Average invested assets (including cash and cash equivalents) increased 15% to $12.4 billion in 2007 compared with $10.9 billion in 2006. The increase was primarily a result of cash flow from operations. The average annualized gross yield on investments increased to 5.4% in 2007 from 5.2% in 2006 due primarily to higher yields on fixed maturity securities, including cash.
          Insurance Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $75 million in 2007, down from $80 million in 2006, primarily as a result of a decline in fees for managing assigned risk plans.
          Realized Investment Gains. Realized investment gains result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment gains were $13 million in 2007 compared with $4 million in 2006. Realized gains in 2007 include a gain of $2 million from the sale of the Company’s business in the Philippines.
          The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $61 million in 2007. These revenues were derived from a fixed base operator located in Greensboro, North Carolina, that the Company acquired in January 2007 and a fixed base operator located in Boise, Idaho, that the Company acquired in July 2007. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.
          Losses and Loss Expenses. Losses and loss expenses decreased 4% to $2,095 million in 2007 from $2,175 million in 2006. The consolidated loss ratio decreased to 59.8% in 2007 from 61.7% in 2006 primarily as a result of favorable loss reserve development of $71 million in 2007 compared with unfavorable loss reserve development of $20 million in 2006. On an accident year basis, the estimated loss ratio for the first nine months of 2007 was approximately four points higher than the developed loss ratio for all of 2006 due to the effects of lower premium rates and estimated loss cost inflation.

          A summary of loss ratios in 2007 compared with 2006 by business segment follows:
•	Specialty’s loss ratio was 57.2% in 2007 compared with 60.0% in 2006 principally due to the impact of prior year reserve changes (favorable development was $58 million in 2007 compared to unfavorable development of $1 million in 2006).

•	The regional loss ratio was 59.1% in 2007 compared with 59.5% in 2006. The decrease reflects the impact of prior year reserve changes (favorable development was $24 million in 2007 compared to unfavorable development of $14 million in 2006). Weather-related losses were $30 million in 2007 compared with $32 million in 2006.

•	Alternative markets’ loss ratio was 57.9% in 2007 compared with 52.8% in 2006. The increase reflects the impact of prior year reserve changes (favorable development was $24 million in 2007 compared to $41 million in 2006) and higher costs related to the amortization of the discount on excess workers’ compensation reserves.

•	The reinsurance loss ratio decreased to 66.8% in 2007 from 73.5% in 2006 due to improved underwriting results from the Company’s participation in business underwritten at Lloyd’s. Prior year reserves increased $35 million in 2007 compared to $46 million in 2006).

•	The international loss ratio was 65.9% in 2007 compared with 66.5% in 2006.
          Other Operating Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007	2006
Underwriting expenses	$984,508	$948,099
Service company	68,656	66,818
Other costs and expenses	86,591	67,974

Total	$1,139,755	$1,082,891

          Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 28.1% in 2007 from 26.9% in 2006 as a result of a 4% increase in both commissions and internal costs.
          Service company expenses, which represent the costs associated with the alternative markets’ fee-based business, increased 3% to $69 million primarily as a result of an increase in costs associated with the servicing of assigned risk plan business.
          Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 27% to $87 million as a result of higher compensation costs, including costs for restricted stock units and other long-term incentive plans, and other general expenses.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees of $57 million in 2007 represent costs associated with revenues from wholly-owned investees described above.
          Interest Expense. Interest expense decreased 6% to $66 million as a result of the redemption of $210 million 8.197% junior subordinated debentures in December 2006, which was partially offset by the issuance of $250 million 6.25% senior notes in February 2007.
          Income Tax Expense. The effective income tax rate was 30% in 2007 and 29% in 2006. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Results of Operations for The Three Months Ended September 30, 2007 and 2006
Business Segment Results
          The following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2007 and 2006. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended September 30,
(Dollars in thousands)	2007	2006

Specialty
Gross premiums written	$427,878	$454,835
Net premiums written	402,332	432,760
Premiums earned	441,944	446,453
Loss ratio	57.8%	59.3%
Expense ratio	26.8%	25.2%
Combined ratio	84.6%	84.5%

Regional
Gross premiums written	$355,134	$349,353
Net premiums written	312,716	309,414
Premiums earned	315,358	308,263
Loss ratio	58.7%	59.7%
Expense ratio	31.9%	30.6%
Combined ratio	90.6%	90.3%

Alternative Markets
Gross premiums written	$214,320	$209,674
Net premiums written	190,247	190,555
Premiums earned	165,686	166,879
Loss ratio	60.3%	51.3%
Expense ratio	23.2%	22.6%
Combined ratio	83.5%	73.9%

Reinsurance
Gross premiums written	$177,198	$233,419
Net premiums written	166,555	221,163
Premiums earned	190,559	215,028
Loss ratio	65.5%	73.3%
Expense ratio	29.9%	27.7%
Combined ratio	95.4%	101.0%

International
Gross premiums written	$69,579	$58,909
Net premiums written	60,639	55,014
Premiums earned	62,017	57,234
Loss ratio	66.5%	71.0%
Expense ratio	30.0%	32.1%
Combined ratio	96.5%	103.1%

Consolidated
Gross premiums written	$1,244,109	$1,306,190
Net premiums written	1,132,489	1,208,906
Premiums earned	1,175,564	1,193,857
Loss ratio	60.1%	61.3%
Expense ratio	28.4%	27.2%
Combined ratio	88.5%	88.5%

          The following table presents the Company’s net income and net income per share for the three months ended September 30, 2007 and 2006 (amounts in thousands, except per share data):

	2007	2006

Net income	$180,463	$174,308
Weighted average diluted shares	193,719	201,295
Net income per diluted share	$.93	$.87

          The increase in net income in 2007 compared with 2006 is primarily attributable to higher investment income as a result of an increase in average invested assets.
          Gross Premiums Written. Gross premiums written were $1,244 million in 2007, down 5% from 2006. The Company has experienced an increased level of price competition that began in 2004. This trend continued in 2007 with price levels for renewal business declining approximately 5% from the prior year period. A summary of gross premiums written in 2007 compared with 2006 by business segment follows:
•	Specialty gross premiums decreased 6% to $428 million in 2007 from $455 million in 2006. The number of specialty policies issued in 2007 increased 2%, and the average premium per policy decreased 7%. Average prices for renewal policies, adjusted for changes in exposure, decreased 6%. Gross premiums written decreased 14% for premises operations, 10% for commercial automobile and 9% for products liability. Gross premiums written increased 11% for property and 6% for professional liability.

•	Regional gross premiums increased 2% to $355 million in 2007 from $349 million in 2006. The number of policies issued in 2007 increased 1%, and the average premium per policy was unchanged. Average prices for renewal policies, adjusted for changes in exposure, decreased 4%. Gross premiums written increased by 6% for commercial automobile. Gross premiums written decreased 3% for commercial multiple peril and 2% for workers’ compensation. Gross premiums also included assigned risk plan premiums, which are fully reinsured, of $21 million in 2007 and $20 million in 2006.

•	Alternative markets gross premiums increased to 2% to $214 million in 2007 from $210 million in 2006. The number of policies issued in 2007 increased 22%, and the average premium per policy decreased 16%. The increase in the number of policies issued and decrease in average premium per policy is primarily due to the number of smaller premium policies issued by a web-based workers’ compensation company that was formed in January 2006. Average prices for renewal policies, adjusted for changes in exposure, decreased 5%. Gross premiums written increased 4% for excess workers’ compensation and decreased 3% for primary workers’ compensation. Gross premiums also included assigned risk plan premiums, which are fully reinsured, of $11 million in 2007 and $10 million in 2006.

•	Reinsurance gross premiums decreased 24% to $177 million in 2007 from $233 million in 2006. Average prices for renewal business, adjusted for changes in exposure decreased by 6%. Casualty gross premiums written decreased 26% to $143 million, and property gross premiums written decreased 15% to $34 million. The 2006 premiums included $25 million related to a reinsurance agreement that was not renewed in 2007.

•	International gross premiums increased 18% to $70 million in 2007 from $59 million in 2006. The increase is due to growth in both Europe and South America and the effects of changes in foreign exchange rates, which were partially offset by the sale of Berkley International Philippines, Inc. in March 2007.

          Premiums Earned. Premiums earned decreased 2% to $1,176 million from $1,194 million in 2006. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2007 are related to policies bound during both 2007 and 2006. The 2% decrease in 2007 earned premiums reflects the underlying change in net premiums written in those periods.
          Net Investment Income. The following is a summary of net investment income for the three months ended September 30, 2007 and 2006 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2007	2006	2007	2006
Fixed maturity securities, including cash	$128,197	$112,700	4.9%	4.7%
Arbitrage trading account	21,121	14,510	10.2	7.7
Equity securities available for sale	12,334	10,982	5.9	11.3
Investments in partnerships and affiliates	6,752	8,682	5.7	6.5
Other	2,839	662

Gross investment income	171,243	147,536	5.4	5.2
Investment expenses and interest on funds held	(5,453)	(1,752)

Total	$165,790	$145,784	5.2%	5.2%

          Net investment income increased 14% to $166 million in 2007 from $146 million in 2006. Average invested assets (including cash and cash equivalents) increased 13% to $12.7 billion in 2007 compared with $11.3 billion in 2006. The increase was primarily a result of cash flow from operations. The average annualized gross yield on investments was 5.2% in 2007 and 2006 as higher yields on fixed maturity securities, including cash, was offset by an increase in interest expense on funds held under reinsurance agreements.
          Insurance Service Fees. The alternative markets segment offers fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $24 million in 2007, down from $27 million in 2006, primarily as a result of a decline in fees for managing assigned risk plans.
          Realized Investment Gains. Realized investment gains result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. Realized investment gains were $1 million in 2007 compared with $2 million in 2006.
          The Company buys and sells securities on a regular basis in order to maximize the total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $42 million in 2007. The revenues from wholly-owned investees were derived from aviation businesses that the Company acquired in January and July 2007 as further described above.
          Losses and Loss Expenses. Losses and loss expenses decreased 3% to $706 million in 2007 from $732 million in 2006. The consolidated loss ratio decreased to 60.1% in 2007 from 61.3% in 2006 primarily as a result of favorable loss reserve development of $18 million in 2007 compared with unfavorable loss reserve development of $6 million in 2006.

  A summary of loss ratios in 2007 compared with 2006 by business segment follows:
•	Specialty’s loss ratio was 57.8% in 2007 compared with 59.3% in 2006 principally due to favorable prior year loss reserve development.

•	The regional loss ratio was 58.7% in 2007 compared with 59.7% in 2006. Weather-related losses were $8 million in 2007 compared with $7 million in 2006.

•	Alternative markets’ loss ratio was 60.3% in 2007 compared with 51.3% in 2006. The increase reflects the impact of prior year reserve changes (favorable development was $6 million in 2007 compared to $16 million in 2006) and higher costs related to the amortization of the discount on excess workers’ compensation reserves.

•	The reinsurance loss ratio was 65.5% in 2007 compared with 73.3% in 2006. The decrease was primarily due to improved underwriting results from the Company’s participation in business underwritten at Lloyd’s.

•	The international loss ratio was 66.5% in 2007 compared with 71.0% in 2006 primarily due to lower estimated loss costs for accident year 2007 in Argentina.
          Other Operating Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007	2006

Underwriting expenses	$333,414	$324,166
Service company	22,014	21,816
Other costs and expenses	27,102	22,329

Total	$382,530	$368,311

          Underwriting expenses are primarily comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 28.4% in 2007 from 27.2% in 2006 primarily a result of a 3% increase in commissions and internal costs.
          Service company expenses, which represent the costs associated with the alternative markets’ fee-based business, increased 1% to $22 million primarily as a result of an increase in costs associated with the servicing of assigned risk plan business.
          Other costs and expenses, which represent primarily general and administrative expenses for the parent company, increased 21% to $27 million primarily as a result of higher compensation costs, including costs for restricted stock units and other long-term incentive plans, and other general expenses.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees of $39 million in 2007 represent costs associated with revenues from wholly-owned investees described above.
          Interest Expense. Interest expense decreased 3% to $23 million as a result of the redemption of $210 million 8.197% junior subordinated debentures in December 2006, which was partially offset by the issuance of $250 million 6.25% senior notes in February 2007.
          Income Tax Expense. The effective income tax rate was 30% in 2007 and 29% in 2006. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

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
          The carrying value of the Company’s investment portfolio and investment-related assets were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Fixed maturity securities	$10,024,635	$9,158,607
Equity securities available for sale	955,340	866,422
Arbitrage securities trading account	714,017	639,481
Partnerships and affiliates	525,549	449,854

Total investments	12,219,541	11,114,364

Cash and cash equivalents	591,279	754,247

Trading account receivable from brokers and clearing organization	275,914	312,220

Trading account securities sold but not yet purchased	(146,151)	(170,075)

Unsettled purchases and sales	(23,437)	1,542

Total	$12,917,146	$12,012,298

          Fixed Maturities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At September 30, 2007 (as compared to December 31, 2006), the fixed maturities portfolio mix was as follows: U.S. Government securities were 11% (15% in 2006); state and municipal securities were 51% (50% in 2006); corporate securities were 10% (9% in 2006); mortgage-backed securities were 26% (22% in 2006); and foreign bonds were 2% (4% in 2006).
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
          At September 30, 2007, the carrying value of residential mortgage securities was $1,587 million, of which $1,214 million was issued by or guaranteed by the U.S. government or a government sponsored entity. The remainder of the residential mortgage securities consists of prime ($254 million) and Alt A ($119 million) securities. The Company defines Alt A securities as securities issued by dedicated Alt A shelves and backed by loans made to borrowers with credit ratings that fall below prime (the highest rated borrowers) but above sub-prime. The Company’s Alt A securities are backed by fixed rate loans that were issued in 2003 and 2004 and have demonstrated good payment history and solid credit support characteristics to date. In addition, external funds that the Company invests in contain residential mortgage-backed securities, including securities with sub-prime loans. The Company’s proportionate share of those fund’s sub-prime securities is not significant.

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
          Partnerships and Affiliates. At September 30, 2007 (as compared to December 31, 2006), investments in partnerships and affiliates were as follows: equity in Kiln Ltd was $109 million ($96 million in 2006); real estate funds were $287 million ($275 million in 2006); and other investments were $130 million ($79 million in 2006).
          Securities in an Unrealized Loss Position. The following table summarizes all securities in an unrealized loss position at September 30, 2007 and December 31, 2006 by the length of time those securities have been continuously in an unrealized loss position:

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

September 30, 2007
Fixed maturities:
0– 6 months	85	$1,205,794	$11,082
7– 12 months	53	555,982	6,713
Over 12 months	241	2,098,580	30,294

Total	379	$3,860,356	$48,089

Equity securities available for sale:
0– 6 months	100	$398,693	$17,431
7– 12 months	15	45,748	1,384
Over 12 months	9	22,174	2,289

Total	124	$466,615	$21,104

December 31, 2006
Fixed maturities:
0– 6 months	100	$802,595	$2,309
7– 12 months	62	645,331	4,445
Over 12 months	269	2,843,721	44,389

Total	431	$4,291,647	$51,143

Equity securities available for sale:
0– 6 months	8	$75,568	$320
7– 12 months	9	60,853	250
Over 12 months	16	105,085	1,583

Total	33	$241,506	$2,153

          At September 30, 2007, gross unrealized gains were $209 million, or 2% of total investments, and gross unrealized losses were $69 million, or 0.5% of total investments. There were 318 securities that have been continuously in an unrealized loss position for more than six months. Those securities had an aggregate fair value of $2.7 billion and an aggregate unrealized loss of $41 million. The decline in market value for these securities is primarily due to an increase in market interest rates.
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
          The following table shows the composition by Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at September 30, 2007. Not all of the securities are rated by S&P and/or Moody’s (dollars in thousands).

		Unrealized Loss		Fair Value
					Percent to
S&P Rating	Moody’s Rating	Amount	Percent to Total	Amount	Total

AAA/AA/A	Aaa/Aa/A	$44,155	91.9%	$3,589,314	93.0%
BBB	Baa	3,528	7.3	230,406	6.0
BB	Bb	406	0.8	40,636	1.0

	Total	$48,089	100.0%	$3,860,356	100.0%

          The scheduled maturity dates for fixed maturity securities in an unrealized loss position at September 30, 2007 are shown in the following table (dollars in thousands):

	Unrealized Loss		Fair Value
		Percent to		Percent to
Maturity	Amount	Total	Amount	Total

Less than one year	$1,459	3.0%	$137,711	3.6%
One year through five years	10,438	21.7	799,528	20.7
Five years through ten years	8,480	17.6	982,883	25.5
After ten years	12,312	25.6	780,649	20.2
Mortgage and asset-backed securities	15,400	32.1	1,159,585	30.0

Total fixed income securities	$48,089	100.0%	$3,860,356	100.0%

          Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage and asset-backed securities are estimated to have an effective maturity of approximately two years.

Liquidity and Capital Resources
          Cash Flow. Cash flow provided from operating activities was $1,130 million during the nine months ended September 30, 2007 and $1,111 million in the comparable period of 2006. The levels of cash flow provided by operating activities in these periods, which are high by historical measures in relation to both earned premiums and net income, are a result of an increase in investment income and relatively low paid losses. Cash flow provided by operating activities in 2006 is net of cash transfers to the arbitrage trading account of $225 million.
          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 82% invested in cash, cash equivalents and marketable fixed income securities as of September 30, 2007. If the sale of fixed income securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
          In February 2007, the Company issued $250 million of 6.25% senior notes due on February 15, 2037. During the first nine months of 2007, the Company repurchased 12,922,387 shares of its common stock for $396 million.
          At September 30, 2007, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,364 million and a face amount of $1,382 million. The maturities of the outstanding debt are $90 million in 2008, $2 million in 2009, $150 million in 2010, $2 million in 2012, $200 million in 2013, $200 million in 2015, $150 million in 2019, $76 million in 2022, $12 million in 2023, $250 million in 2037 and $250 million in 2045 (prepayable in 2010).

          At September 30, 2007, stockholders’ equity was $3.5 billion and total capitalization (stockholders’ equity, senior notes, junior subordinated debentures and other debt) was $4.9 billion. The percentage of the Company’s capital attributable to senior notes and other debt and junior subordinated debentures was 28% at September 30, 2007, compared with 25% at December 31, 2006.
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
          The duration of the investment portfolio was 3.6 years at September 30, 2007 and 3.3 years at December 31, 2006. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2006.
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
          Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans
	purchased	share	or programs	or programs (1)

July 2007	5,620,000	$31.05	5,620,000	14,740,488
August 2007	3,740,100	$28.47	3,740,100	11,000,388
September 2007	341,000	$28.92	341,000	10,659,388

Total	9,701,100	$29.98	9,701,100

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 20,000,000 shares approved by the Board of Directors on November 1, 2006.
          On November 6, 2007, the Board of Directors increased the Company’s repurchase authorization to 20,000,000 shares.
Item 6. Exhibits
          Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: November 9, 2007	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: November 9, 2007	/s/ Eugene G. Ballard

Eugene G. Ballard
Senior Vice President, Chief Financial Officer and Treasurer