Form 10-K
period 2007-12-31
BERKLEY W R CORP
filed 2008-02-29
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $5,476,577,114.

Number of shares of common stock, $.20 par value, outstanding as of February 20, 2008: 176,918,107.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2007 Annual Report to Stockholders for the year ended December 31, 2007 are incorporated herein by reference in Part II, and portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated herein by reference in Part III.

W. R. BERKLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2007

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained herein including statements related to our outlook for the industry and for our performance for the year 2008 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•	the cyclical nature of the property casualty industry;

•	the long-tail and potentially volatile nature of the insurance and reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

•	the uncertain nature of damage theories and loss amounts;

•	natural and man-made catastrophic losses, including as a result of terrorist activities;

•	the impact of significant and increasing competition;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	exposure as to coverage for terrorist acts and our retention under the Terrorism Risk Insurance Programs Reauthorization Act of 2007 (“TRIPRA”)

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	investment risks, including those of our portfolio of fixed income securities and investments in equity securities, including merger arbitrage investments;

•	exchange rate and political risks relating to our international operations;

•	legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry;

•	changes in the ratings assigned to us by rating agencies;

•	availability of dividends from our insurance company subsidiaries;

•	our ability to attract and retain qualified employees; and

•	other risks detailed from time to time in this Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”).

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2008 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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

Our specialty insurance and reinsurance operations are conducted nationwide. Regional insurance operations are conducted primarily in the Midwest, Northeast, Southern (excluding Florida and Louisiana) and Mid Atlantic regions of the United States. Alternative markets operations are conducted throughout the United States. Our international operations are conducted in Australia, Hong Kong, South America, the United Kingdom and Continental Europe.

Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of the past five years were as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(Amounts in thousands)

Net premiums written:
Specialty	$1,704,880	$1,814,479	$1,827,865	$1,497,567	$1,258,273
Regional	1,267,451	1,235,302	1,196,487	1,128,800	963,988
Alternative markets	656,369	651,255	669,774	640,491	505,830
Reinsurance	682,241	892,769	719,540	823,772	832,634
International	265,048	225,188	190,908	175,731	109,790

Total	$4,575,989	$4,818,993	$4,604,574	$4,266,361	$3,670,515

Percentage of net premiums written:
Specialty	37.3%	37.7%	39.8%	35.1%	34.2%
Regional	27.7	25.6	26.0	26.5	26.3
Alternative markets	14.3	13.5	14.5	15.0	13.8
Reinsurance	14.9	18.5	15.6	19.3	22.7
International	5.8	4.7	4.1	4.1	3.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following sections describe our insurance segments and their operating units. These operating units underwrite on behalf of one or more affiliated insurance companies within the group pursuant to underwriting management agreements. Certain operating units are identified by us for descriptive purposes only and are not legal entities.

Twenty of our twenty-three insurance company subsidiaries have A.M. Best Company, Inc. (“A.M. Best”) ratings of “A+ (Superior)” which is A.M. Best’s second highest rating out of 15 possible ratings by A.M. Best. Carolina Casualty Insurance Company and W. R. Berkley Insurance (Europe), Limited have A.M. Best ratings of “A (Excellent)” which is A.M. Best’s third highest rating. Investors Guaranty Life Insurance Company, which the Company purchased in 2007, does not have an A.M. Best rating. A.M. Best’s ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “While Best’s Financial Strength Ratings reflect [its] opinion as to a company’s financial strength and ability to meet its ongoing obligations to policyholders, they are not a warranty, nor are they a recommendation of a specific policy form, contract, rate or claim practice.” A.M. Best reviews its ratings on a periodic basis, and ratings of the Company’s subsidiaries are therefore subject to change.

SPECIALTY

Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within excess and surplus lines. Excess and surplus lines differ from standard market lines in that excess and surplus lines are generally free of rate and form regulation and provide coverage for more complex and hard-to-place risks. The primary specialty lines of business are premises and completed operations liability, professional liability, commercial automobile, property and products liability lines. The specialty business is conducted through nine operating units. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

Admiral Insurance Company (“Admiral”) provides excess and surplus lines coverage that generally involves a moderate to high degree of hazard due to the nature of the class of coverage or type of business insured. Admiral concentrates on general liability, professional liability, property, and excess and umbrella liability lines of business.

Admiral products are distributed by wholesale brokers. The average annual premium per policy was approximately $29,000 in 2007.

Nautilus Insurance Company (“Nautilus”) insures excess and surplus risks for small to medium-sized commercial risks with low to moderate susceptibility to loss. Admitted business is also written through an affiliate, Great Divide Insurance Company. A substantial portion of Nautilus’ business is written on a binding authority basis, subject to certain contractual limitations. The average annual premium per policy was approximately $3,000 in 2007.

Carolina Casualty Insurance Company (“Carolina”) provides commercial insurance products and services to the transportation industry with an emphasis on intermediate and long-haul trucking and various classes of business and public auto. Carolina operates as an admitted carrier in all states.

Vela Insurance Services, LLC (“Vela”) underwrites excess and surplus lines casualty business with a primary focus on contractors along with a portfolio of miscellaneous professional liability. Vela underwrites a variety of classes nationwide through a network of appointed excess and surplus lines brokers. Vela also underwrites wrap-up policies for large residential projects, primarily in California, through a managing general agency. The average annual premium per policy was approximately $45,000 in 2007.

Berkley Specialty Underwriting Managers LLC (“Berkley Specialty”) has three underwriting divisions. The specialty casualty division underwrites excess and surplus lines general liability coverage with an emphasis on products liability. The entertainment and sports division underwrites property casualty insurance products, both on an admitted and non-admitted basis, for the entertainment industry and sports-related organizations. The environmental division underwrites specialty insurance products to environmental customers such as contractors, consultants and owners of sites and facilities.

Monitor Liability Managers, Inc.  (“Monitor”) specializes in professional liability insurance, including directors’ and officers’ liability, employment practices liability, lawyers’ professional liability, management liability, non-profit directors’ and officers’ liability and accountants’ preferred liability.

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

Berkley Aviation, LLC (“Aviation”) underwrites general and specialty aviation insurance. It underwrites coverage for airlines, helicopters, miscellaneous general aviation operations, non-owned aircraft, fixed-base operations, control towers, airports and related businesses.

Select Specialty Managers, LLC (“Select”), which began operations in May 2007, specializes in underwriting professional liability insurance with a particular emphasis on lawyers, accountants, medical facilities and miscellaneous E&O exposures. Select’s products are distributed through a select number of brokers.

American Mining Insurance Company (“American Mining”), which was acquired in October 2007, specializes in writing workers’ compensation insurance for the mining industry.

Berkley Life Sciences, LLC (“Berkley Life Science”), which began operations in May 2007, underwrites casualty products to the life science marketplace, including medical devices, biotechnology and pharmaceutical companies.

The following table sets forth the percentage of gross premiums written by specialty unit:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Admiral	28.2%	28.5%	27.8%	32.2%	33.3%
Nautilus	18.2	17.3	17.1	18.7	18.3
Carolina	14.9	14.3	13.6	16.0	14.8
Vela	7.9	11.9	14.1	9.6	10.0
Berkley Specialty	9.2	9.0	8.6	3.3	—
Monitor	7.4	7.1	8.0	11.1	13.2
Berkley Underwriting Partners	6.3	6.2	7.9	5.9	5.8
Clermont	3.4	3.0	2.8	3.2	3.4
Aviation	3.3	2.7	0.1	—	—
Select	0.8	—	—	—	—
American Mining	0.4	—	—	—	—
Berkley Life Science	0.0	—	—	—	—
Surety(1)	—	—	—	—	1.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Surety was transferred to the regional segment in 2004.

The following table sets forth the percentages of gross premiums written, by line, by our specialty insurance operations:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Premises operations	38.0%	42.2%	43.7%	40.2%	40.4%
Commercial automobile	15.8	15.0	15.0	17.0	17.3
Property	14.4	12.2	9.1	9.5	10.1
Products liability	12.0	13.1	13.8	14.0	9.1
Professional liability	9.9	8.9	9.9	12.9	15.1
Other	9.9	8.6	8.5	6.4	8.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Berkley Surety Group, Inc.  (“Berkley Surety”) offers surety bonds on a nationwide basis through a network of thirteen regional and branch offices.

Berkley Regional Specialty Insurance Company (“BRSIC”) offers excess and surplus lines products through independent agents in our regional territories.

The following table sets forth the percentage of gross premiums written by each region:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Continental Western Group	33.2%	33.1%	34.3%	35.2%	36.3%
Acadia	24.3	25.1	25.7	26.4	27.1
Union Standard	17.0	16.6	15.2	15.0	15.1
Berkley Mid Atlantic Group	15.6	15.5	14.6	13.8	12.8
Berkley Surety	2.7	2.0	2.0	2.2	—
BRSIC	1.1	0.5	—	—	—
Assigned risk plans(1)	6.1	7.2	8.2	7.4	8.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.

The following table sets forth the percentages of gross premiums written, by line, by our regional insurance operations:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Commercial Multi-Peril	34.8%	35.5%	35.8%	36.6%	36.6%
Automobile	25.8	25.3	25.4	26.0	25.9
Workers’ Compensation	17.8	17.9	17.6	17.1	17.5
Assigned risk plans	6.1	7.2	8.2	7.4	8.7
Other	15.5	14.1	13.0	12.9	11.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of direct premiums written, by state, by our regional insurance operations:

	Year Ended December 31,
	2007	2006	2005	2004	2003

State
Massachusetts	7.1%	7.0%	7.5%	7.6%	7.7%
Texas	6.4	6.2	6.0	6.1	6.4
Kansas	6.1	6.8	6.7	7.5	7.9
Pennsylvania	5.8	5.6	5.5	5.1	4.2
New Hampshire	5.1	5.3	5.4	5.9	6.2
Maine	4.9	5.1	5.3	5.7	6.2
Iowa	4.2	4.6	4.8	4.7	4.7
Nebraska	3.8	4.0	4.0	4.2	4.5
Colorado	3.7	3.3	3.1	3.0	3.0
North Carolina	3.4	3.2	3.1	3.1	3.2
Vermont	3.3	3.5	3.6	3.6	3.8
Minnesota	3.2	3.4	3.9	4.0	3.8
Washington	3.1	2.3	2.0	1.8	1.7
Missouri	3.0	3.3	3.4	3.6	3.5
Connecticut	2.9	2.9	2.9	2.8	1.7
Mississippi	2.8	2.4	2.0	2.0	2.1
Arkansas	2.5	2.8	2.6	2.4	1.9
Wisconsin	2.5	2.7	2.9	3.1	2.8
Virginia	2.4	2.6	2.8	2.8	2.7
South Dakota	2.2	2.6	3.0	3.3	3.6
Maryland	2.1	2.1	1.7	1.5	1.2
New York	2.1	1.8	1.9	1.7	0.8
Illinois	1.7	2.0	1.8	2.0	2.0
Tennessee	1.6	1.7	1.7	1.8	4.1
Oklahoma	1.6	1.6	1.6	1.5	1.5
Idaho	1.2	1.2	1.2	1.2	1.5
Other	11.3	10.0	9.6	8.0	7.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

ALTERNATIVE MARKETS

Our alternative markets operations specialize in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms. Our clients include commercial and governmental entities employers, employer groups, insurers, and other groups or entities seeking alternative ways to manage their exposure to risks. Often, this results in our customers choosing to retain more of this risk than they might otherwise retain in the traditional insurance market. In addition to providing insurance products, the alternative markets segment also provides a wide variety of fee-based services, including claims, administrative and consulting services.

Midwest Employers Casualty Company (“MECC”) provides excess workers’ compensation coverage and risk management services to self-insured employers and groups as well as to insurance companies in the workers’ compensation business. Excess workers’ compensation is coverage above an amount retained, or self-insured, by the employer or group and includes large deductible and reinsurance programs.

Key Risk Insurance Company (“Key Risk”) offers primary workers’ compensation insurance principally in the southeastern United States. Key Risk focuses on middle-market accounts in specialty niches and on larger self-insured entities, with a special emphasis on managed care services. An affiliate, Key Risk Management Services, Inc., provides third party administration of self-insured workers’ compensation programs.

Preferred Employers Insurance Company (“Preferred Employers”) offers workers’ compensation insurance in California with an emphasis on owner-managed small employers.

Berkley Risk Administrators Company, LLC (“BRAC”) underwrites property casualty insurance primarily for human services and not-for profit entities and provides risk management services to business, governmental entities, assigned risk plans, non-profit entities and insurance companies. BRAC’s services include third-party administration, claims administration, risk management, accounting services, loss control and safety consulting, management information systems, regulatory compliance and alternative markets program management.

Berkley Medical Excess Underwriters, LLC (“Medical Excess”) underwrites medical malpractice excess insurance and reinsurance coverage and services to hospitals and hospital associations.

Berkley Net Underwriters, LLC (“Berkley Net”) uses a web-based system to allow producers to quote, bind and service insurance policies. Its initial focus is on the workers’ compensation market.

Berkley Accident and Health, LLC (“Berkley A&H”) underwrites accident and health insurance and reinsurance products.

The following table sets forth the percentages of gross premiums written by each alternative markets unit:

	Year Ended December 31,
	2007	2006	2005	2004	2003

MECC	45.1%	44.6%	41.6%	36.9%	37.8%
Key Risk	17.6	16.8	15.4	13.6	12.9
Preferred Employers	11.3	16.0	20.9	26.4	27.4
BRAC	7.7	7.0	7.6	7.1	8.2
Medical Excess	4.6	5.4	6.2	6.4	8.0
Berkley Net	3.1	0.8	—	—	—
Berkley A&H	2.6	0.4	—	—	—
Assigned risk plans(1)	8.0	9.0	8.3	9.6	5.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.

The following table sets forth services fees for insurance services business conducted by BRAC and Key Risk Management Services, Inc. (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003

Services fees	$97,292	$104,812	$110,697	$109,344	$101,715

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

Signet Star Re, LLC (“Treaty”) focuses on underwriting specialty lines of business, including professional liability, umbrella, workers’ compensation, commercial automobile and trucking. Treaty emphasizes casualty excess of loss treaties and seeks significant participations in order to have greater influence over the terms and conditions of coverage. Treaty business is produced through reinsurance brokers or intermediaries as opposed to direct relationships with the ceding companies.

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

BF Re Underwriters, LLC (“BF Re”) is a direct facultative casualty reinsurance underwriting manager that serves clients through a nationwide network of regional offices. BF Re’s primary lines of business are professional liability, excess and surplus, umbrella and medical malpractice.

Berkley Risk Solutions, Inc.  (“Berkley Risk Solutions”) underwrites insurance and reinsurance-based financial solutions to insurance companies and self-insured entities. It also underwrites traditional treaty reinsurance of domestic medical malpractice insurers.

Watch Hill Fac Management, LLC (“Watch Hill”) underwrites facultative reinsurance business on an excess of loss basis or, in the case of umbrella business, on a contributing excess basis, for most commercial casualty lines of business with an emphasis on general liability, products liability, construction risks, automobile liability and umbrella.

Hong Kong Reinsurance Division (“Hong Kong”), which was formed in 2006, provides most major classes of general insurance business in the Asia Pacific region with an initial focus on property facultative reinsurance.

The following table sets forth the percentages of gross premiums written by each reinsurance unit:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Treaty	39.6%	36.1%	42.2%	38.8%	37.5%
Fac Re	17.3	16.2	23.1	27.3	30.4
Lloyd’s	22.6	18.7	21.6	24.4	25.9
BF Re	11.2	9.6	12.3	9.1	6.2
Berkley Risk Solutions	4.6	16.6	0.8	0.4	—
Watch Hill	3.9	2.7	—	—	—
Hong Kong(1)	0.8	0.1	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Hong Kong reinsurance division was transferred to the international segment on January 1, 2008.

The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our reinsurance operations:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Casualty	76.2%	83.2%	81.2%	79.4%	79.4%
Property	23.8	16.8	18.8	20.6	20.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

INTERNATIONAL

Our international segment has operations in Australia, South America, the United Kingdom and Continental Europe. The Hong Kong division of the reinsurance segment was transferred to the international segment on January 1, 2008. We apply the same long-term strategies that we use in our domestic operations — decentralized structures with products and services tailored to the local environments.

W. R. Berkley Insurance (Europe), Limited (“Berkley Europe”) is a London-based specialty casualty insurer that writes professional indemnity, directors’ and officers’ liability, medical malpractice, general liability, construction risks and personal accident and travel business principally in the United Kingdom and through its branch offices in Spain and Australia.

Berkley International Argentina S.A.  (“South America”) provides commercial and personal property casualty insurance primarily in Argentina and surety business through its subsidiary in Brazil.

Berkley Re Australia (“Australia”), which began operations in December 2007, provides property and casualty reinsurance on a treaty and facultative basis in Australia.

The following table sets forth the percentages of direct premiums for our international operations:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Berkley Europe	52.6%	53.1%	56.5%	58.1%	40.7%
South America	46.8	42.5	39.5	38.9	54.7
Australia	—	—	—	—	—
Philippines(1)	0.6	4.4	4.0	3.0	4.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Philippines operation was sold in March 2007.

Results by Industry Segment

Summary financial information about our operating segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Specialty
Revenue	$2,006,027	$1,952,928	$1,816,483	$1,491,104	$1,204,746
Income before income taxes	$516,931	$479,105	$345,896	$275,689	$200,428
Regional
Revenue	$1,347,800	$1,289,869	$1,230,793	$1,112,801	$923,965
Income before income taxes	$215,228	$201,417	$216,495	$184,152	$153,292
Alternative Markets
Revenue	$874,899	$878,531	$856,792	$774,397	$569,463
Income before income taxes	$248,080	$291,416	$238,462	$133,438	$88,742
Reinsurance
Revenue	$893,855	$993,120	$849,207	$915,276	$763,861
Income before income taxes	$178,302	$135,424	$63,606	$85,995	$58,201
International
Revenue	$284,558	$248,894	$208,836	$167,849	$85,145
Income (loss) before income taxes	$44,457	$34,447	$20,890	$18,790	$3,242
Other(1)
Revenue	$146,500	$31,489	$34,728	$50,808	$82,928
Loss before income taxes	$(145,364)	$(153,164)	$(114,812)	$(59,551)	$(14,601)
Total
Revenue	$5,553,639	$5,394,831	$4,996,839	$4,512,235	$3,630,108
Income before income tax	$1,057,634	$988,645	$770,537	$638,513	$489,304

(1)	Represents corporate revenues, corporate expenses, realized investment gains and losses, and revenues and expenses from investments in wholly-owned, non-insurance subsidiaries that are consolidated for financial reporting purposes.

The table below represents summary underwriting ratios, on a GAAP basis for our insurance segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Specialty
Loss ratio	57.3%	59.1%	62.4%	61.7%	63.3%
Expense ratio	26.7	25.0	25.1	25.6	25.1

Combined ratio	84.0%	84.1%	87.5%	87.3%	88.4%

Regional
Loss ratio	59.1%	59.7%	55.8%	55.7%	56.3%
Expense ratio	31.4	30.6	30.6	31.2	31.2

Combined ratio	90.5%	90.3%	86.4%	86.9%	87.5%

Alternative Markets
Loss ratio	59.2%	53.5%	59.4%	70.6%	68.7%
Expense ratio	23.1	22.1	20.1	21.2	24.2

Combined ratio	82.3%	75.6%	79.5%	91.8%	92.9%

Reinsurance
Loss ratio	65.3%	72.0%	74.1%	69.5%	69.6%
Expense ratio	31.3	27.8	30.1	29.1	29.4

Combined ratio	96.6%	99.8%	104.2%	98.6%	99.0%

International
Loss ratio	62.6%	64.2%	66.5%	61.0%	58.7%
Expense ratio	32.4	32.0	29.6	30.0	38.8

Combined ratio	95.0%	96.2%	96.1%	91.0%	97.5%

Total
Loss ratio	59.6%	61.0%	62.4%	63.0%	63.4%
Expense ratio	28.5	27.0	26.9	27.4	28.0

Combined ratio	88.1%	88.0%	89.3%	90.4%	91.4%

Investments

Investment results, before income taxes, were as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Average investments, at cost	$12,560,638	$11,062,491	$9,221,710	$7,176,955	$5,326,621

Investment income, before expenses	$684,112	$593,413	$409,915	$293,866	$244,347

Percent earned on average investments	5.4%	5.3%	4.4%	4.1%	4.6%

Realized investment gains	$14,938	$9,648	$17,209	$48,268	$81,692

Change in unrealized investment gains (losses)(1)	$(94,957)	$113,539	$(118,934)	$(4,424)	$7,493

(1)	Represents the change in unrealized investment gains (losses) for available for sale securities and investments in partnerships and affiliates.

For comparison, the following are the coupon returns for selected bond indices and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Lehman Brothers U.S. Aggregate Bond Index	5.5%	5.3%	4.9%	5.0%	5.3%
Lehman Brothers Municipal Bond Index	4.7%	4.8%	4.7%	4.8%	4.8%
S&P 500® Index	2.0%	2.2%	1.8%	1.9%	2.3%

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	2007	2006	2005	2004	2003

1 year or less	7.4%	11.2%	10.6%	10.8%	1.6%
Over 1 year through 5 years	19.4	17.5	13.1	15.8	21.1
Over 5 years through 10 years	30.2	26.3	26.6	19.0	19.0
Over 10 years	25.1	22.8	32.1	36.4	36.8
Mortgage-backed securities	17.9	22.2	17.6	18.0	21.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties which are beyond the Company’s control. These variables are affected by external and internal events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage, legislative changes and claim handling and reserving practices, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Because setting reserves is inherently uncertain, the Company cannot assure that its current reserves will prove adequate in light of subsequent events.

We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These discount rates range from 3.7% to 6.5% with a weighted average discount rate of 4.9%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.6%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $787,988,000, $699,883,000 and $575,485,000 at December 31, 2007, 2006 and 2005, respectively. The increase in the aggregate discount from 2006 to 2007 and from 2005 to 2006 resulted from the increase in workers’ compensation gross reserves.

To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. These claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $41,590,000 and $37,473,000 at December 31, 2007 and 2006, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $60,836,000 and $49,937,000 at December 31, 2007 and 2006, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $7,029,000, $3,000,000 and $1,853,000 in 2007, 2006 and 2005, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $2,912,000, $2,980,000 and $2,658,000 in 2007, 2006 and 2005, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years (amounts in thousands):

	2007	2006	2005

Net reserves at beginning of year	$6,947,597	$5,867,290	$4,722,842
Net reserves of company acquired	68,392	—	—
Net provision for losses and loss expenses(a):
Claims occurring during the current year(b)	2,837,647	2,791,500	2,531,655
(Decrease)/Increase in estimates for claims occurring in prior years(c)	(105,879)	26,663	186,728
Decrease in discount for prior years	46,808	39,507	57,790

	2,778,576	2,857,670	2,776,173

Net payments for claims:
Current year	538,364	456,073	447,018
Prior years	1,433,304	1,321,290	1,184,707

	1,971,668	1,777,363	1,631,725

Net reserves at end of year	7,822,897	6,947,597	5,867,290
Ceded reserves at end of year	855,137	836,672	844,470

Gross reserves at end of year	$8,678,034	$7,784,269	$6,711,760

(a)	Net provision for loss and loss expenses excludes $1,002, $6,828 and $5,629 in 2007, 2006 and 2005, respectively, relating to the policyholder benefits incurred on life insurance that are included in the statement of income.

(b)	Claims occurring during the current year are net of discounts of $117,177, $133,965 and $103,558 in 2007, 2006 and 2005, respectively.

(c)	The increase in estimates for claims occurring in prior years is net of discounts of $17,736, $29,940 and $26,845 in 2007, 2006 and 2005, respectively. On an undiscounted basis, the estimates for claims occurring in prior years before decreased by $88,143 in 2007 and increased by $56,603 and $213,573 in 2006 and 2005, respectively.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the increase in estimates for claims occurring in prior years.

A reconciliation between the reserves as of December 31, 2007 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) is as follows (amounts in thousands):

Net reserves reported on a SAP basis	$7,758,993
Additions (deductions) to statutory reserves:
International property & casualty reserves	308,014
Loss reserve discounting(1)	(244,260)
Other	150

Net reserves reported on a GAAP basis	7,822,897
Ceded reserves reclassified as assets	855,137

Gross reserves reported on a GAAP basis	$8,678,034

(1)	For statutory purposes, we use a discount rate of 2.6% for non-proportional business as permitted by the Department of Insurance of the State of Delaware.

The following table presents the development of net reserves for 1997 through 2007. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1997 reserves have developed a $36 million redundancy over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1997 is reserved for $2,000 as of December 31, 1997. Assuming this claim estimate was changed in 2007 to $2,300, and was settled for $2,300 in 2006, the $300 deficiency would appear as a deficiency in each year from 1997 through 2007.

Year Ended December 31,	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Amounts in millions)

Net reserves, discounted	$1,433	$1,583	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867	$6,948	$7,823
Reserve discount	190	187	196	223	243	293	393	503	575	700	788

Net reserves, undiscounted	$1,623	$1,770	$1,920	$2,041	$2,276	$2,616	$3,898	$5,226	$6,442	$7,648	$8,611

Net re-estimated as of:
One year later	$1,580	$1,798	$1,934	$2,252	$2,450	$2,889	$4,220	$5,440	$6,499	$7,560
Two years later	1,566	1,735	2,082	2,397	2,671	3,242	4,552	5,588	6,578
Three years later	1,446	1,805	2,203	2,520	2,932	3,611	4,720	5,763
Four years later	1,463	1,856	2,260	2,634	3,233	3,769	4,949
Five years later	1,494	1,859	2,330	2,841	3,339	3,982
Six years later	1,488	1,886	2,449	2,889	3,534
Seven years later	1,495	1,955	2,460	3,033
Eight years later	1,539	1,958	2,564
Nine years later	1,537	2,024
Ten years later	1,587
Cumulative redundancy (deficiency), undiscounted	$36	$(254)	$(644)	$(992)	$(1,258)	$(1,366)	$(1,051)	$(537)	$(136)	$88

Cumulative amount of net liability paid through:
One year later	$365	$496	$584	$702	$794	$599	$929	$1,185	$1,321	$1,433
Two years later	574	795	1,011	1,255	1,191	1,216	1,749	2,107	2,342
Three years later	737	1,032	1,426	1,501	1,594	1,792	2,388	2,837
Four years later	852	1,306	1,567	1,722	1,971	2,223	2,900
Five years later	1,033	1,387	1,699	1,964	2,245	2,552
Six years later	1,068	1,448	1,831	2,138	2,467
Seven years later	1,112	1,522	1,934	2,276
Eight years later	1,163	1,583	2,021
Nine years later	1,208	1,632
Ten years later	1,237

The following table presents the development of gross reserves for 1997 through 2007.

Year Ended December 31,	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Amounts in millions)

Net reserves, discounted	$1,433	$1,583	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867	$6,947	$7,823
Ceded reserves	477	538	617	658	731	845	687	727	845	837	855

Gross reserves, discounted	1,910	2,121	2,341	2,476	2,764	3,168	4,192	5,450	6,712	7,784	8,678
Reserve discount	241	248	250	286	324	384	462	573	654	761	867

Gross reserves, undiscounted	$2,151	$2,369	$2,591	$2,762	$3,088	$3,552	$4,654	$6,023	$7,366	$8,545	$9,545

Gross re-estimated as of:
One year later	$2,132	$2,390	$2,653	$2,827	$3,153	$3,957	$5,030	$6,241	$7,406	$8,509
Two years later	2,096	2,389	2,556	2,730	3,461	4,353	5,380	6,382	7,529
Three years later	2,010	2,218	2,385	2,900	3,777	4,744	5,546	6,600
Four years later	1,871	2,079	2,465	3,054	4,103	4,885	5,807
Five years later	1,787	2,102	2,564	3,267	4,192	5,132
Six years later	1,795	2,139	2,684	3,296	4,428
Seven years later	1,805	2,212	2,682	3,476
Eight years later	1,857	2,198	2,814
Nine years later	1,842	2,283
Ten Years later	1,908
Gross cumulative redundancy (deficiency)	$243	$86	$(223)	$(714)	$(1,340)	$(1,580)	$(1,153)	$(577)	$(163)	$36

Reinsurance

We follow a common industry practice of reinsuring a portion of our exposures and paying to reinsurers a part of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer contractually liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of “A (Excellent)” or better with at least $500 million in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of “A-(Excellent)” or better with at least $250 million in policyholder surplus.

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

The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized RBC control level as of December 31, 2007.

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

The Terrorism Risk Insurance Act of 2002 became effective November 26, 2002, was amended on December 22, 2005 by the Terrorism Risk Insurance Extension Act of 2005 and further amended effective December 26, 2007 by the Terrorism Risk Insurance Program Reauthorization Act of 2007(collectively, “TRIA”). TRIA established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is effective through December 31, 2014. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners’ multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. The most recent amendment to TRIA broadened the definition of certified acts to include domestic terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will pay 85% of an insurer’s covered losses in excess of the insurer’s applicable deductible. The insurer’s deductible is based on 20% percent of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2007 earned premiums, our deductible under TRIA during 2008 will be approximately $611 million.

The federal program will not pay losses for certified acts unless such losses exceed $100 million. TRIA limits the federal government’s share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.

The insurance industry has been the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have conducted investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices under investigation included, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has entered into settlement agreements with several large insurance brokers and insurance companies. New investigative proceedings may be commenced in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry and the Company.

Competition

The property casualty insurance and reinsurance businesses are highly competitive, with over 2,000 insurance companies transacting business in the United States. We compete directly with a large number of these companies. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Our subsidiaries establish their own pricing practices. Such practices are based upon a Company-wide philosophy to price products with the intent of making an underwriting profit. Competition in our industry generally changes with profitability and has increased since 2004. As a result of increased competition, we are experiencing both downward pressure on pricing for many of our insurance lines as well as demands by insureds and cedants for better terms and conditions.

Competition for specialty and alternative markets business comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Recently standard carriers have increasingly competed for excess and surplus business.

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

Competition from insurers based in Bermuda and other tax advantaged jurisdictions has increased over the last several years, including from domestic based subsidiaries of foreign based entities especially as to excess and surplus lines business.

Employees

As of February 14, 2008, we employed 5,494 individuals. Of this number, our subsidiaries employed 5,413 persons, of whom 3,846 were executive and administrative personnel and 1,559 were clerical personnel. We employed the remaining 81 persons at the parent company and in investment operations, of whom 64 were executive and administrative personnel and 17 were clerical personnel.

Other Information about the Company’s business

We maintain an interest in the acquisition or start up of complementary businesses and continue to evaluate possible acquisitions and new ventures on an ongoing basis. In addition, our insurance subsidiaries develop new coverages or lines of business to meet the needs of insureds.

Seasonal weather variations and other events affect the severity and frequency of losses sustained by the insurance and reinsurance subsidiaries. Although the effect on our business of catastrophes such as tornadoes, hurricanes, hailstorms, earthquakes and terrorist acts may be mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.

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

The Company’s internet address is www.wrberkley.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are accessible free of charge through this website as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC.

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

The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is directly related to available capacity. Over the past several years, we have faced increasing competition in our business, resulting in decreased premium rates, primarily as a result of increased competition. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact policy rates. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known, as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves.

Our gross reserves for losses and loss expenses were approximately $8.7 billion as of December 31, 2007. Our loss reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred.

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

We decreased our estimates for claims occurring in prior years by $106 million in 2007, and increased our estimate by $27 million in 2006 and $187 million in 2005. We, along with the property casualty insurance industry in general, have experienced higher than expected losses for certain types of business written from 1998 to 2001. Although our reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our claim estimates will not need to be increased in the future.

We discount our reserves for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting liabilities. The expected loss and loss expense payout pattern subject to discounting is derived from our loss payout experience. Changes in the loss and loss expense payout pattern are recorded in the period they are determined. If the actual loss payout pattern is shorter than anticipated, the discount will be reduced and pre-tax income will decrease by a corresponding amount.

As a property casualty insurer, we face losses from natural and man-made catastrophes.

Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. In addition, through our recent quota share arrangements with certain Lloyd’s syndicates, we have additional exposure to catastrophic losses. For example, weather-related losses were $34 million in 2007, $39 million in 2006 and $99 million in 2005.

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

We face significant and increasing competitive pressures in our businesses, which have reduced premium rates and could harm our ability to maintain or increase our profitability and premium volume.

We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Competitiveness in our businesses is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written.

Some of our competitors, particularly in the reinsurance business, have greater financial and marketing resources than we do. These competitors within the reinsurance segment include Berkshire Hathaway, Swiss Re, Transatlantic Reinsurance and Everest Reinsurance Company. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers. Certain of our competitors operate from tax advantaged or less regulated jurisdictions that may provide them with additional competitive and pricing advantages.

Over the past several years, we have faced increased competition in our business, particularly in our reinsurance segment, as increased supply has led to reduced prices. We expect to continue to face strong competition in our lines of business, with further reduced pricing and weaker terms and conditions.

This intense competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and retain existing business or write new products at adequate rates. If we are unable to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

We, as a primary insurer, may have significant exposure for terrorist acts.

To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as amended on December 22, 2005 and further amended on December 26, 2007 (“TRIA”), for up to 85% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20 percent of earned premium for the covered lines of commercial property and casualty insurance. Based on our 2007 earned premiums, our deductible under TRIA during 2008 will be approximately $611 million. TRIA will be in effect through December 31, 2014 unless extended or replaced by a similar program. This coverage provided under TRIA does not apply to reinsurance that we write.

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

The insurance industry has been the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have conducted investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices under investigation included, among other things, allegations that contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The

New York State Attorney General has entered into settlement agreements with several large insurance brokers and insurance companies. New investigative proceedings may be commenced in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry and the Company.

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

In certain of our insurance businesses, the rates we charge our policyholders are subject to regulatory approval. Certain lines of business are subject to a greater degree of regulatory scrutiny then others. For example, the workers’ compensation business is highly regulated. During 2007, approximately 13% of our net premiums written represented primary workers’ compensation business. Of our net premiums written, approximately 2% represented primary workers’ compensation business written in the State of California, where the impact of workers’ compensation reform has recently resulted in significant rate reductions.

Risks Relating to Our Business

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.

We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2007, the amount due from our reinsurers was $905 million, including amounts due from state funds and industry pools. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.

We are rated by A.M. Best, Standard & Poor’s, and Moody’s, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Certain of our insurance company subsidiaries are rated by A.M. Best, Standard & Poor’s and Moody’s Investors Services. While A.M. Best, Standard & Poor’s and Moody’s ratings reflect their opinions as to a company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, they are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain those ratings. Twenty of our twenty-three insurance company subsidiaries have A.M. Best Company, Inc. (“A.M. Best”) ratings of “A+ (Superior)” which is A.M. Best’s second highest rating out of 15 possible ratings by A.M. Best. Carolina Casualty Insurance Company and W. R. Berkley Insurance (Europe), Limited have A.M. Best ratings of “A (Excellent)” which is A.M. Best’s third highest rating. Investors Guaranty Life Insurance Company, which the Company purchased in 2007, does not have an A.M. Best rating. The Standard & Poor’s financial strength rating for our domestic insurance subsidiaries is A+ (the seventh highest rating out of twenty-seven possible ratings). Our Moody’s rating is A2 for Berkley Insurance Company (the sixth highest rating out of twenty-one possible ratings).

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2007, our investment in fixed income securities was approximately $9.8 billion, or 74% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2007, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $338 million.

The value of investments in fixed income securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer or increases in market interest rates. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. Investment returns are currently, and could continue to remain, under pressure due to current economic uncertainty and volatility and the shape of the yield curve.

The value of our fixed income portfolio is also subject to the risk that certain investments may become impaired due to a downgrade of the credit ratings of an insurer that guarantees an issuer’s payments of such investments in our portfolio. In addition, defaults by the issuer and, where applicable, its guarantor, of certain investments that result in the failure of such parties to fulfill their obligations with regard to any of these investments could reduce our net investment income and net realized investment gains or result in investment losses.

While we attempt to manage these risks through investment guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. As a result, our exposure to any of the above credit risks could materially and adversely affect our results of operations.

We invest some of our assets in equity securities, including merger arbitrage investments, private equity and real estate securities, which may decline in value.

We invest a portion of our investment portfolio in equity securities, including merger arbitrage investments, private equity and real estate securities. At December 31, 2007, our investments in equity securities were approximately $1.8 billion, or 15% of our investment portfolio. We reported provisions for other than temporary impairments in the value of our equity securities provisions in the amounts of $2.7 million in 2007, $0.1 million in 2006 and $1.6 million in 2005.

Merger and convertible arbitrage trading securities represented 25% of our equity securities at December 31, 2007. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks. If there is reduced activity in the merger and acquisitions area, we may not be able achieve the returns that we have enjoyed in the past.

Included in our equity security portfolio are investments in publicly traded real estate investment trusts (“REITs”) and private real estate investment funds, real estate limited partnerships and venture capital investments. At December 31, 2007 our investments in these securities were approximately $504 million, or 29% of our equity portfolio. The values of our real estate investments are subject to fluctuations based on changes in the economy in general and real estate valuations in particular. In addition, the real estate investment funds, limited partnerships, and venture capital investments in which we invest are less liquid than our other investments.

Risks Relating to Purchasing Our Securities

We are an insurance holding company and may not be able to receive dividends in needed amounts.

As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. During 2008, the maximum amount of dividends that can be paid without regulatory approval is approximately $653 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or pay dividends.

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

These provisions include:

•	our classified board of directors and the ability of our board to increase its size and to appoint directors to fill newly created directorships;

•	the requirement that 80% of our stockholders must approve mergers and other transactions between us and the holder of 5% or more of our shares, unless the transaction was approved by our board of directors prior to such holder’s acquisition of 5% of our shares;

•	the need for advance notice in order to raise business or make nominations at stockholders’ meetings;

•	our rights agreement which subjects persons (other than William R. Berkley) who acquire beneficial ownership of 15% or more of our common stock without board approval to substantial dilution; and

•	state insurance statutes that restrict the acquisition of control (generally defined as 10% of the outstanding shares) of an insurance company without regulatory approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2007, the Company had aggregate office space of 1,640,602 square feet, of which 641,231 were owned and 999,371 were leased.

Rental expense was approximately $21,438,000, $19,348,000 and $17,429,000 for 2007, 2006 and 2005, respectively. Future minimum lease payments (without provision for sublease income) are $20,889,000 in 2008, $18,570,000 in 2009 and $65,654,000 thereafter.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007 to a vote of holders of the Company’s Common Stock.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “BER”.

			Common
	Price Range		Dividends Declared
	High	Low	per Share

2007:
Fourth Quarter	$32.21	$28.04	$.05
Third Quarter	32.81	25.20	.05
Second Quarter	33.80	31.89	.05
First Quarter	35.10	31.30	.05
2006:
Fourth Quarter	$37.72	$34.34	$.04
Third Quarter	37.25	32.26	.04
Second Quarter	40.95	30.61	.04
First Quarter	40.15	31.87	.04

The closing price of the Common Stock on February 14, 2008, as reported on the New York Stock Exchange, was $28.70 per share. The approximate number of record holders of the Common Stock on February 14, 2008 was 513.

Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2007 and the remaining number of shares authorized for purchase by the Company.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
	Shares Purchased	Paid per Share	or Programs	Programs(1)

October 2007	188,300	$29.18	188,300	10,471,088
November 2007	3,013,400	28.91	3,013,400	17,283,500
December 2007	6,686	29.91	None	17,283,500

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 20,000,000 shares that was approved by the Board of Directors on November 6, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)

Premiums written	$4,575,989	$4,818,993	$4,604,574	$4,266,361	$3,670,515
Net premiums earned	4,663,701	4,692,622	4,460,935	4,061,092	3,234,610
Net investment income	672,660	586,175	403,962	291,295	210,056
Service fees	97,689	104,812	110,697	109,344	101,715
Realized investment gains	14,938	9,648	17,209	48,268	81,692
Revenues from wholly-owned investees	102,846	—	—	—	—
Total revenues	5,553,639	5,394,831	4,996,839	4,512,235	3,630,108
Interest expense	88,996	92,522	85,926	66,423	54,733
Income before income taxes	1,057,634	988,645	770,537	638,513	489,304
Income tax expense	(310,905)	(286,398)	(222,521)	(196,235)	(150,626)
Minority interest	(3,083)	(2,729)	(3,124)	(3,446)	(1,458)
Income before change in accounting	743,646	699,518	544,892	438,832	337,220
Cumulative effect of change in accounting	—	—	—	(727)	—
Net income	743,646	699,518	544,892	438,105	337,220
Data per common share:
Net income per basic share	3.94	3.65	2.86	2.32	1.81
Net income per diluted share	3.78	3.46	2.72	2.21	1.72
Stockholders’ equity	19.80	17.30	13.42	11.13	8.95
Cash dividends declared	.20	.16	.12	.12	.12
Weighted average shares outstanding:
Basic	188,981	191,809	190,533	188,912	187,029
Diluted	196,698	201,961	200,426	198,408	195,893
Investments	$11,893,522	$11,114,364	$9,810,225	$7,303,889	$5,068,670
Total assets	16,832,170	15,656,489	13,896,287	11,451,033	9,334,685
Reserves for losses and loss expenses	8,678,034	7,784,269	6,711,760	5,449,611	4,192,091
Junior subordinated debentures	249,375	241,953	450,634	208,286	193,336
Senior notes and other debt	1,121,793	869,187	967,818	808,264	659,208
Stockholders’ equity	3,569,775	3,335,159	2,567,077	2,109,702	1,682,562

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which will be contained in the registrant’s 2007 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information under “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which will be contained in the registrant’s 2007 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant which will be contained in the registrant’s 2007 Annual Report to Stockholders (attached hereto as Exhibit 13) are incorporated herein by reference.

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

(b)	Management’s Report On Internal Control Over Financial Reporting

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. See pages 20 and 21 of Exhibit 13 of this Form 10-K for management’s report and the related attestation by KPMG LLP, an independent registered public accounting firm.

(c)	Change In Internal Control

During the quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated herein by reference.

(b)	Security ownership of management

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated herein by reference.

(c)	Changes in control

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements, together with the reports on the financial statements, and management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of internal control over financial reporting of KPMG LLP, appear in the Company’s 2007 Annual Report to Stockholders (attached hereto as exhibit 13) and are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2007 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2007 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

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

February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley William R. Berkley	Chairman of the Board and Chief Executive Officer (Principal executive officer)	February 29, 2008

/s/ W. Robert Berkley, Jr. W. Robert Berkley, Jr.	Director	February 29, 2008

/s/ Philip J. Ablove Philip J. Ablove	Director	February 29, 2008

/s/ Ronald E. Blaylock Ronald E. Blaylock	Director	February 29, 2008

/s/ Mark E. Brockbank Mark E. Brockbank	Director	February 29, 2008

/s/ George G. Daly George G. Daly	Director	February 29, 2008

/s/ Mary C. Farrell Mary C. Farrell	Director	February 29, 2008

/s/ Rodney A. Hawes, Jr. Rodney A. Hawes, Jr.	Director	February 29, 2008

/s/ Jack H. Nusbaum Jack H. Nusbaum	Director	February 29, 2008

/s/ Mark L. Shapiro Mark L. Shapiro	Director	February 29, 2008

Signature	Title	Date

/s/ Eugene G. Ballard Eugene G. Ballard	Senior Vice President, Chief Financial Officer and Treasurer (Principal accounting officer)	February 29, 2008

/s/ Clement P. Patafio Clement P. Patafio	Vice President, Corporate Controller	February 29, 2008

ITEM 15.	(b) EXHIBITS

Number

(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).
(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly report on Form 10-Q (File No. 1-15202) filed with the Commission on August 5, 2004).
(3.3)	Amendment, dated May 16, 2006, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 17, 2006).
(3.4)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).
(4.1)	Rights Agreement, dated as of May 11, 1999, between the Company and Wells Fargo Bank N.A. (as successor to ChaseMellon Shareholder Services, LLC), as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).
(4.2)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).
(4.3)	First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, as trustees, relating to $200,000,000 principal amount of the Company’s 5.875% Senior Notes due 2013, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).
(4.4)	Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 14, 2003).
(4.5)	Third Supplemental Indenture, dated as of August 24, 2004, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 6.150% Senior Notes due 2019, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).
(4.6)	Fourth Supplemental Indenture, dated as of May 9, 2005, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q (File No. 1-15200) filed with the Commission on August 2, 2005).
(4.7)	Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.25% Senior Notes due 2037, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 1, 2007).
(4.8)	Amended and Restated Trust Agreement of W. R. Berkley Capital Trust II, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

Number

(4.9)	Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.10)	Supplemental Indenture No. 1 to the Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005, relating to 6.750% Subordinated Debentures Due 2045 (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.11)	Preferred Securities Guarantee Agreement between W. R. Berkley Corporation, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee, dated as of July 26, 2005, relating to W. R. Berkley Capital Trust II (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.12)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.
(10.1)	W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).
(10.2)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).
(10.3)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).
(10.4)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).
(10.5)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).
(10.6)	W. R. Berkley Corporation 2007 Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2006 Proxy Statement (File No. 1-15202) filed with the Commission on April 18, 2006).
(10.7)	W. R. Berkley 2004 Long-Term Incentive Plan (incorporated by reference to Annex B from the Company’s 2004 Proxy Statement (File No. 1-15202) filed with the Commission on April 12, 2004).
(10.8)	Form of Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).
(10.9)	W. R. Berkley Corporation 1997 Directors Stock Plan, effective as of May 13, 1997, amended as of May 11, 1999, and amended and restated as of May 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(10.10)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 17, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).
(13)	Portions of the 2007 Annual Report to Stockholders of W. R. Berkley Corporation that are incorporated by reference in this Report on Form 10-K.
(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

Number

(21)	Following is a list of the Company’s significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

		Percentage
	Jurisdiction of	Owned
	Incorporation	by the Company(1)

Berkley International, LLC(2)	New York	100%
Berkley Surety Group, Inc.	Delaware	100%
Carolina Casualty Insurance Company	Iowa	100%
Clermont Specialty Managers, Ltd.	New Jersey	100%
J/I Holding Corporation:	Delaware	100%
Admiral Insurance Company:	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc.(3)	Delaware	100%
W. R. Berkley London Finance, Limited	United Kingdom	100%
W. R. Berkley London Holdings, Limited	United Kingdom	100%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	100%
Berkley Risk Administrators Company, LLC	Minnesota	100%
Nautilus Insurance Company:	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Management Services, Inc.	North Carolina	100%
Monitor Liability Managers, Inc.	Delaware	100%
Signet Star Holdings, Inc.:	Delaware	100%
Berkley Insurance Company	Delaware	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	New Hampshire	100%
Berkley Regional Specialty Insurance Company	Delaware	100%
CGH Insurance Group, Inc	Alabama	100%
American Mining Insurance Company	Alabama	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Iowa	100%
Union Standard Insurance Company	Oklahoma	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company:	Delaware	100%
Preferred Employers Insurance Company	California	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%
Facultative ReSources, Inc.	Connecticut	100%

1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent in indicated by an indentation, and its percentage ownership is as indicated in this column.

2)	Berkley International, LLC is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (2%), Admiral Insurance Company (35%), Berkley Regional Insurance Company (14%), Nautilus Insurance Company (14%) and Berkley Insurance Company (35%).

3)	Held by Admiral Insurance Company (66.67%) and Berkley Insurance Company (33.33%)

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
W. R. Berkley Corporation:

Under date of February 29, 2008, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the 2007 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 2007 Annual Report on Form 10-K for the year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
February 29, 2008

Schedule II

W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2007	2006
	(Amounts in thousands)

Cash and cash equivalents	$131,798	$84,188
Fixed maturity securities available for sale at fair value (cost $223,242 and $66,280 in 2007 and 2006, respectively)	223,709	66,289
Equity securities available for sale, at fair value (cost $781 and $310)	39,170	32,089
Investment in affiliate	1,972	1,846
Investments in subsidiaries	4,596,445	4,294,197
Deferred Federal income taxes	190,629	145,675
Real estate, furniture & equipment at cost, less accumulated depreciation	6,954	5,866
Other assets	4,472	1,274

	$5,195,149	$4,631,424

Liabilities, debt and stockholders’ equity
Liabilities:
Due to Subsidiaries	$120,638	$79,800
Other liabilities	156,986	117,067
Junior subordinated debentures	242,163	241,954
Senior notes	1,105,587	857,444

	1,625,374	1,296,265

Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	907,016	859,787
Retained earnings (including accumulated undistributed net income of subsidiaries of $2,914,073, and $2,680,731 in 2007 and 2006, respectively)	3,248,762	2,542,744
Accumulated other comprehensive income	53,201	111,613
Treasury stock, at cost	(686,228)	(226,009)

	3,569,775	3,335,159

	$5,195,149	$4,631,424

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

Statements of Income (Parent Company)

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Management fees and investment income including dividends from subsidiaries of $616,688, $244,066 and $17,870 for 2007, 2006 and 2005, respectively	$637,594	$263,166	$24,813
Realized investment gains (losses)	(220)	(3)	54
Other income	180	186	9,159

Total revenues	637,554	263,349	34,026
Operating costs and expense	98,406	86,986	62,550
Interest expense	87,716	91,498	84,925

Income (loss) before Federal income taxes	451,432	84,865	(113,449)

Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return Basis	347,018	324,190	181,392
Federal income tax expense on a consolidated return basis	(292,537)	(276,945)	(214,214)

Net benefit (expense)	54,481	47,245	(32,822)

Income (loss) before undistributed equity in net income of subsidiaries	505,913	132,110	(146,271)
Equity in undistributed net income of subsidiaries	237,733	567,408	691,163

Net income	743,646	699,518	544,892

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

Statements of Cash Flows (Parent Company)

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands

Cash flows from (used in) operating activities:
Net income	$743,646	$699,518	$544,892
Adjustments to reconcile net income to net cash from operating activities:
Realized investment losses (gains)	220	3	(54)
Depreciation and amortization	2,324	4,804	3,144
Equity in undistributed earnings of subsidiaries	(237,734)	(567,408)	(691,163)
Tax payments received from subsidiaries	349,173	307,677	244,373
Federal income taxes provided by subsidiaries on a separate return basis	(347,017)	(324,190)	(181,392)
Stock Incentive Plans	20,836	17,861	8,852
Change in:
Federal income taxes	14,838	(9,055)	21,715
Other assets	101	43,008	(104,156)
Other liabilities	30,884	(24,736)	122,963
Accrued investment income	(3,299)	1,400	(1,316)
Other, net	(126)	—	952

Net cash from (used in) operating activities	573,846	148,882	(31,190)

Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	86,050	29,997	129,114
Proceeds from maturities and prepayments of fixed maturity securities	35,976	157,802	—
Cost of purchases of fixed maturity securities	(278,986)	(69,978)	(246,474)
Cost of purchases of equity securities	(726)	—	—
Investments in affiliate	(68,064)	(1,846)	—
Investments in and advances to subsidiaries, net	(46,051)	(25,541)	(76,145)
Net additions to real estate, furniture & equipment	(1,927)	(469)	(343)
Other, net	255	—	—

Net cash from (used in) investing activities	(273,473)	89,965	(193,848)

Cash from (used in) financing activities
Net proceeds from issuance of junior subordinated debentures	—	—	241,655
Net proceeds from issuance of senior notes	246,644	—	198,142
Net proceeds from stock options exercised	25,676	19,405	11,250
Retirement of junior subordinated notes	—	(210,000)	—
Repayment of senior notes	—	(100,000)	(40,000)
Purchase of common treasury shares	(488,794)	(45,062)	(636)
Cash dividends to common stockholders	(36,284)	(29,430)	(19,055)
Other, net	(5)	—	2

Net cash from (used in) financing activities	(252,763)	(365,087)	391,358

Net increase (decrease) in cash and cash equivalents	47,610	(126,240)	166,320
Cash and cash equivalents at beginning of year	84,188	210,428	44,108

Cash and cash equivalents at end of year	$131,798	$84,188	$210,428

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

December 31, 2007

Note to Condensed Financial Statements (Parent Company)

The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2006 and 2005 financial statements as originally reported to conform them to the presentation of the 2007 financial statements.

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

Schedule III

W. R. Berkley Corporation and Subsidiaries

Supplementary Insurance Information
December 31, 2007, 2006 and 2005

							Amortization
	Deferred						of Deferred	Other
	Policy	Reserve for			Net		Policy	Operating	Net
	Acquisition	Losses and	Unearned	Premiums	Investment	Loss and Loss	Acquisition	Cost &	Premiums
	Cost	Loss Expenses	Premiums	Earned	Income	Expenses	Cost	Expenses	Written
		(Amounts in thousands)

December 31, 2007
Specialty	$165,608	$3,044,134	$886,519	$1,772,547	$233,080	$1,015,176	$361,221	$112,699	$1,704,880
Regional	152,063	1,337,611	621,566	1,250,914	96,886	739,667	317,653	75,252	1,267,451
Alternative markets	35,325	1,994,569	315,676	651,909	125,698	385,837	90,096	150,886	656,369
Reinsurance	78,420	1,968,923	302,442	740,439	153,416	483,757	160,522	71,274	682,241
International	23,828	332,797	114,487	247,892	36,666	155,141	72,875	12,085	265,048
Corporate and adjustments	—	—	—	—	26,914	—	—	106,424	—

Total	$455,244	$8,678,034	$2,240,690	$4,663,701	$672,660	$2,779,578	$1,002,367	$528,620	$4,575,989

December 31, 2006
Specialty	$172,938	$2,660,880	$949,545	$1,752,507	$200,421	$1,035,090	$336,633	$102,100	$1,814,479
Regional	145,327	1,350,948	639,163	1,205,912	83,957	719,764	309,356	59,332	1,235,302
Alternative markets	34,277	1,632,120	274,932	658,805	114,914	352,693	91,261	143,161	651,255
Reinsurance	90,780	1,876,712	358,698	859,411	133,709	618,627	185,986	53,083	892,769
International	45,921	263,609	91,944	215,987	32,907	138,324	54,793	21,330	225,188
Corporate and adjustments	—	—	—	—	20,267	—	—	92,131	—

Total	$489,243	$7,784,269	$2,314,282	$4,692,622	$586,175	$2,864,498	$978,029	$471,137	$4,818,993

December 31, 2005
Specialty	$164,609	$2,259,162	$889,265	$1,682,193	$134,290	$1,048,927	$329,386	$92,274	$1,827,865
Regional	140,538	1,160,171	615,141	1,173,174	57,619	655,027	304,537	54,734	1,196,487
Alternative markets	36,161	1,452,578	284,572	663,478	82,617	393,783	86,696	137,851	669,774
Reinsurance	78,285	1,667,475	327,844	754,097	95,110	558,950	182,566	44,085	719,540
International	40,180	172,374	72,179	187,993	20,749	125,115	56,395	6,436	190,908
Corporate and adjustments	—	—	—	—	13,577	—	—	63,614	—

Total	$459,773	$6,711,760	$2,189,001	$4,460,935	$403,962	$2,781,802	$959,580	$398,994	$4,604,574

Schedule IV

W. R. Berkley Corporation and Subsidiaries

Reinsurance
Years ended December 31, 2007, 2006 and 2005

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
		(Amounts in thousands)

Year ended December 31, 2007:
Specialty	$1,796,620	$111,847	$20,107	$1,704,880	1.2%
Regional	1,422,015	173,626	19,062	1,267,451	1.5
Alternative markets	645,680	101,916	112,605	656,369	17.2
Reinsurance	4,633	49,992	727,600	682,241	106.6
International	304,908	39,860	—	265,048	—

Total	$4,173,856	$477,241	$879,374	$4,575,989	19.2%

Year ended December 31, 2006:
Specialty	$1,898,741	$104,042	$19,780	$1,814,479	1.1%
Regional	1,394,526	180,009	20,785	1,235,302	1.7
Alternative markets	657,964	96,425	89,716	651,255	13.8
Reinsurance	3,057	48,028	937,740	892,769	105.0
International	254,605	29,417	—	225,188	—

Total	$4,208,893	$457,921	$1,068,021	$4,818,993	22.2%

Year ended December 31, 2005:
Specialty	$1,911,309	$104,956	$21,512	$1,827,865	1.2%
Regional	1,358,304	188,087	26,270	1,196,487	2.2
Alternative markets	696,917	111,637	84,494	669,774	12.6
Reinsurance	370	51,241	770,411	719,540	107.1
International	218,396	27,488	—	190,908	—

Total	$4,185,296	$483,409	$902,687	$4,604,574	19.6%

Schedule V

W. R. Berkley Corporation and Subsidiaries

Valuation and Qualifying Accounts
Years ended December 31, 2007, 2006 and 2005

		Additions -	Deduction-
	Opening	Charged to	Amounts	Ending
	Balance	Expense	Written Off	Balance
	(Amounts in thousands)

Year ended December 31, 2007:
Premiums and fees receivable	$20,458	$6,176	$(8,382)	$18,252
Due from reinsurers	2,531	328	—	2,859
Deferred federal and foreign income taxes	9,621	—	(8,027)	1,594

Total	$32,610	$6,504	$(16,409)	$22,705

Year ended December 31, 2006:
Premiums and fees received	$19,460	$8,756	$(7,758)	$20,458
Due from reinsurers	2,402	402	(273)	2,531
Deferred federal and foreign income taxes	6,575	3,046	—	9,621

Total	$28,437	$12,204	$(8,031)	$32,610

Year ended December 31, 2005:
Premiums and fees received	$14,687	$12,684	$(7,911)	$19,460
Due from reinsurers	2,457	48	(103)	2,402
Deferred federal and foreign income taxes	4,813	1,762	—	6,575

Total	$21,957	$14,494	$(8,014)	$28,437

Schedule VI

W. R. Berkley Corporation and Subsidiaries

Supplementary Information Concerning Property-Casualty Insurance Operations
December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)

Deferred policy acquisition costs	$455,244	$489,243	$459,773
Reserves for losses and loss expenses	8,678,034	7,784,269	6,711,760
Unearned premium	2,240,690	2,314,282	2,189,001
Premiums earned	4,663,701	4,692,622	4,460,935
Net investment income	672,660	586,175	403,962
Losses and loss expenses incurred:
Current Year	2,837,647	2,791,500	2,531,655
Prior Years	(105,879)	26,663	186,728
Decrease in discount for prior years	46,808	39,507	57,790
Amortization of deferred policy acquisition costs	1,002,367	978,029	959,580
Paid losses and loss expenses	1,971,668	1,777,363	1,631,725
Net premiums written	4,575,989	4,818,993	4,604,574