Form 10-Q
period 2008-03-31
BERKLEY W R CORP
filed 2008-05-08
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock, $.20 par value, outstanding as of May 1, 2008: 168,474,586.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$9,945,396	$9,840,291
Equity securities available for sale	749,441	726,562
Arbitrage trading account	306,244	301,786
Investment in arbitrage funds	212,435	210,740
Partnerships and affiliates	480,772	545,937
Loans receivable	267,818	268,206

Total investments	11,962,106	11,893,522

Cash and cash equivalents	718,073	951,863
Premiums and fees receivable	1,275,548	1,199,002
Due from reinsurers	912,865	904,509
Accrued investment income	127,262	134,872
Prepaid reinsurance premiums	199,954	179,495
Deferred policy acquisition costs	461,731	455,244
Real estate, furniture and equipment	201,775	204,252
Deferred Federal and foreign income taxes	184,872	186,669
Goodwill	105,963	102,462
Trading account receivable from brokers and clearing organizations	427,705	409,926
Other assets	256,957	210,354

Total assets	$16,834,811	$16,832,170

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$8,835,741	$8,678,034
Unearned premiums	2,294,415	2,240,690
Due to reinsurers	107,236	108,178
Trading account securities sold but not yet purchased	88,231	67,139
Other liabilities	695,529	761,690
Junior subordinated debentures	249,431	249,375
Senior notes and other debt	1,110,318	1,121,793

Total liabilities	13,380,901	13,226,899

Minority interest	5,170	35,496

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none		—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 170,472,075 and 180,320,775 shares	47,024	47,024
Additional paid-in capital	909,393	907,016
Retained earnings	3,428,602	3,248,762
Accumulated other comprehensive income	35,321	53,201
Treasury stock, at cost, 64,645,843 and 54,797,143 shares	(971,600)	(686,228)

Total stockholders’ equity	3,488,740	3,569,775

Total liabilities and stockholders’ equity	$16,834,811	$16,832,170

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Net premiums written	$1,157,565	$1,254,772
Change in unearned premiums	(33,256)	(99,839)

Net premiums earned	1,124,309	1,154,933
Net investment income	144,497	165,421
Insurance service fees	27,112	25,993
Realized investment gains	54,026	7,390
Revenues from wholly-owned investees	24,888	4,804
Other income	372	480

Total revenues	1,375,204	1,359,021

Operating costs and expenses:
Losses and loss expenses	683,041	685,147
Other operating costs and expenses	380,173	380,621
Expenses from wholly-owned investees	24,935	4,610
Interest expense	22,744	20,700

Total expenses	1,110,893	1,091,078

Income before income taxes and minority interest	264,311	267,943
Income tax expense	(75,706)	(79,135)
Minority interest	(167)	(382)

Net income	$188,438	$188,426

Earnings per share:
Basic	$1.07	$.98

Diluted	$1.03	$.93

Average shares outstanding:
Basic	176,699	193,199
Diluted	183,804	202,076
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollars in thousands)

	For The Three Months
	Ended March 31,
	2008	2007
Common stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$907,016	$859,787
Stock options exercised, including tax benefits	(3,153)	8,829
Restricted stock units expensed	5,477	4,527
Stock options expensed	53	199

End of period	$909,393	$873,342

Retained earnings:
Beginning of period	$3,248,762	$2,542,744
Net income	188,438	188,426
Dividends	(8,598)	(9,696)

End of period	$3,428,602	$2,721,474

Accumulated other comprehensive income:
Unrealized investment gains:
Beginning of period	$52,497	$121,961
Net change in period	(17,421)	(5,476)

End of period	35,076	116,485

Currency translation adjustments:
Beginning of period	$18,060	$3,748
Net change in period	(952)	6,083

End of period	17,108	9,831

Net pension asset:
Beginning of period	$(17,356)	$(14,096)
Net change in period	493	308

End of period	(16,863)	(13,788)

Total accumulated other comprehensive income:	$35,321	$112,528

Treasury stock:
Beginning of period	$(686,228)	$(226,009)
Stock repurchased	(294,915)	—
Stock options exercised	9,543	8,669

End of period	$(971,600)	$(217,340)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2008	2007
Cash from operating activities:
Net income	$188,438	$188,426
Adjustments to reconcile net income to net cash from operating activities:
Realized investment gains	(54,026)	(7,390)
Depreciation and amortization	37,065	20,766
Minority interest	167	382
Equity in undistributed earnings of partnerships and affiliates	(4,589)	(12,065)
Stock incentive plans	5,567	4,753
Change in:
Arbitrage trading account	(4,458)	(116,376)
Investment in arbitrage funds	(1,695)	(9,693)
Trading account receivable from brokers and clearing organizations	(17,779)	58,537
Trading account securities sold but not yet purchased	21,092	50,233
Premiums and fees receivable	(77,742)	(64,250)
Due from reinsurers	(8,342)	(26,747)
Accrued investment income	7,248	(3,011)
Prepaid reinsurance premiums	(20,893)	(10,477)
Deferred policy acquisition costs	(6,617)	(15,882)
Deferred income taxes	11,135	13,985
Other assets	(11,306)	(1,341)
Reserves for losses and loss expenses	156,196	218,417
Unearned premiums	55,978	110,373
Due to reinsurers	(643)	9,826
Other liabilities	(60,849)	(51,245)

Net cash from operating activities	213,947	357,221

Cash used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	892,344	545,817
Equity securities	8,232	54,073
Distributions from partnerships and affiliates	175,278	4,159
Proceeds from maturities and prepayments of fixed maturity securities	415,456	392,593
Cost of purchases, excluding trading account:
Fixed maturity securities and loans receivable	(1,464,968)	(1,657,829)
Equity securities	(30,282)	(143,073)
Investments in partnerships and affiliates	(56,291)	(17,627)
Change in balances due to/from security brokers	(36,086)	197,441
Net additions to real estate, furniture and equipment	(6,445)	(6,247)
Payment for business purchased, net of cash acquired	(33,980)	(20,173)
Proceeds from sale of business, net of cash divested	—	(2,061)

Net cash used in investing activities	(136,742)	(652,927)

Cash (used in) from financing activities:
Purchase of common shares	(294,915)	—
Net proceeds from issuance of senior notes	—	246,657
Repayment of debt	(12,397)	(101)
Bank deposits received	5,414	9,037
Advances from Federal Home Loan Bank	500	(2,000)
Net proceeds from stock options exercised	4,515	8,433
Cash dividends to common stockholders	(17,611)	(7,669)
Other, net	152	(27)

Net cash (used in) from financing activities	(314,342)	254,330

Impact on cash due to foreign exchange rates	3,347	618

Net decrease in cash and cash equivalents	(233,790)	(40,758)
Cash and cash equivalents at beginning of year	951,863	754,247

Cash and cash equivalents at end of period	$718,073	$713,489

Supplemental disclosure of cash flow information:
Interest paid	$30,010	$21,878

Federal income taxes paid, net	$9,284	$3,615

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1. GENERAL
     The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Reclassifications have been made in the 2007 financial statements as originally reported to conform them to the presentation of the 2008 financial statements.
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
2. COMPREHENSIVE INCOME (LOSS)
     The following is a reconciliation of comprehensive income:

	For the Three Months
	Ended March 31,
(dollars in thousands)	2008	2007
Net income	$188,438	$188,426

Other comprehensive income (loss):

Change in unrealized foreign exchange gains	(952)	6,083
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	17,691	(680)
Reclassification adjustment for realized gains included in net income, net of taxes	(35,112)	(4,796)
Change in unrecognized pension obligation, net of income taxes	493	308

Other comprehensive income (loss)	(17,880)	915

Comprehensive income	$170,558	$189,341

3. INVESTMENTS
     The amortized cost, fair value and carrying value of fixed maturity securities and equity securities are as follows (dollars in thousands):

	Amortized	Fair	Carrying
	Cost	Value	Value
March 31, 2008
Fixed maturity securities:
Held to maturity	$128,473	$139,317	$128,473
Available for sale	9,691,800	9,816,923	9,816,923

Total	$9,820,273	$9,956,240	$9,945,396

Equity securities available for sale	$822,766	$749,441	$749,441

December 31, 2007
Fixed maturity securities:
Held to maturity	$130,111	$142,226	$130,111
Available for sale	9,602,984	9,710,180	9,710,180

Total	$9,733,095	$9,852,406	$9,840,291

Equity securities available for sale	$771,273	$726,562	$726,562
4. FAIR VALUE MEASUREMENTS
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which was issued by the Financial Accounting Standards Board in September 2006. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 did not have a material impact on the Company’s financial condition or results of operations.
     FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available.
     The Company utilizes information provided by third party pricing services to determine the fair value of approximately 95% of the Company’s financial assets and liabilities. Because many fixed income securities do not trade on a daily basis, third party pricing service providers utilize pricing models and processes which may include benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Market inputs used to evaluate securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
     Prices from third party pricing services are often unavailable for recently issued securities, securities that are infrequently traded or securities that are only traded in private transactions. For publicly traded securities for which third party pricing is unavailable, the Company determines fair value based on independent broker quotations and other observable market data. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial data, projections and business developments of the issuer and other relevant information.
     The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 by level (dollars in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities available for sale	$9,816,923	$—	$9,797,198	$19,725
Equity securities available for sale	749,441	111,777	556,442	81,222
Arbitrage trading account	306,244	268,921	33,041	4,282

Total assets	$10,872,608	$380,698	$10,386,681	$105,229

Liabilities:
Securities sold but not yet purchased	$88,231	$88,231	$—	$—
     The following table summarizes changes in Level 3 assets (dollars in thousands):

			Equity
			Securities	Arbitrage
		Fixed	Available	Trading
	Total	Maturities	for Sale	Account
Balance as of January 1, 2008	$90,918	$23,725	$62,911	$4,282
Realized and unrealized gains and losses:
Included in earnings	(4,000)	(4,000)	—	—
Included in other comprehensive income	5,266	—	5,266	—
Purchases, sales and maturities, net	13,045	—	13,045	—

Balance as of March 31, 2008	$105,229	$19,725	$81,222	$4,282

5. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $2.9 million as of each of March 31, 2008 and December 31, 2007. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statements of income (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Ceded premiums earned	$108,396	$118,181
Ceded losses incurred	$53,391	$71,893

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
     Our regional segments provide commercial insurance products to customers primarily in 44 states. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the Company. The regional operations are organized geographically based on markets served.
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
     Our international segment offers personal and commercial property casualty insurance in South America and commercial insurance and reinsurance in the United Kingdom, Continental Europe, Australia and Hong Kong.
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

	Revenues
	Earned	Investment			Pre-tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income	Income
For the three months ended March 31, 2008:
Specialty	$429,336	$50,993	$1,010	$481,339	$112,786	$79,175
Regional	311,269	21,563	—	332,832	37,804	27,052
Alternative markets	155,209	27,925	26,105	209,239	60,982	42,850
Reinsurance	152,434	31,297	—	183,731	33,289	25,237
International	76,061	9,411	—	85,472	10,646	6,135
Corporate and eliminations (1)	—	3,308	25,257	28,565	(45,222)	(27,123)
Realized investment gains	—	—	54,026	54,026	54,026	35,112

Consolidated	$1,124,309	$144,497	$106,398	$1,375,204	$264,311	$188,438

For the three months ended March 31, 2007:
Specialty	$443,455	$56,747	$—	$500,202	$127,712	$89,539
Regional	304,367	23,625	—	327,992	55,321	38,676
Alternative markets	162,664	30,885	25,993	219,542	67,718	47,568
Reinsurance	185,278	40,476	—	225,754	46,407	34,819
International	59,169	8,924	—	68,093	7,371	4,891
Corporate and eliminations (1)	—	4,764	5,284	10,048	(43,976)	(31,863)
Realized investment gains	—	—	7,390	7,390	7,390	4,796

Consolidated	$1,154,933	$165,421	$38,667	$1,359,021	$267,943	$188,426

(1)	Corporate and eliminations represent corporate revenues and expenses, realized investment gains and losses and other items that are not allocated to business segments.
Identifiable assets by segment are as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Specialty	$5,956,065	$5,887,363
Regional	2,751,721	2,717,199
Alternative markets	3,434,465	3,261,318
Reinsurance	5,021,477	4,912,732
International	909,748	870,404
Corporate and eliminations	(1,238,665)	(816,846)

Consolidated	$16,834,811	$16,832,170

6. INDUSTRY SEGMENTS (continued)
Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Premises operations	$166,380	$188,143
Commercial automobile	67,123	68,362
Property	55,477	48,833
Products liability	52,179	59,491
Professional liability	38,871	39,015
Other	49,306	39,611

Specialty	429,336	443,455

Commercial multiple peril	115,852	116,945
Commercial automobile	90,957	87,879
Workers’ compensation	63,930	62,654
Other	40,530	36,889

Regional	311,269	304,367

Excess workers’ compensation	69,754	78,968
Primary workers’ compensation	62,251	62,492
Other	23,204	21,204

Alternative markets	155,209	162,664

Casualty	127,857	156,032
Property	24,577	29,246

Reinsurance	152,434	185,278

Europe	39,954	28,443
South America	35,953	28,988
Other	154	1,738

International	76,061	59,169

Total	$1,124,309	$1,154,933

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

SAFE HARBOR STATEMENT
     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as ‘believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2008 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the insurance and reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of significant and increasing competition, the success of our new ventures or acquisitions and the availability of other opportunities, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed income securities and investments in equity securities, including merger arbitrage and private equity investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance or reinsurance industry, changes in the ratings assigned to us or our insurance company subsidiaries by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause actual results of the industry or our actual results for the year 2008 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
     Available insurance capacity has increased in recent years, increasing competition in the industry and putting downward pressure on pricing and terms and conditions. In 2007, we saw increased competition and decreased prices across most of our business segments. This trend of increased competition and decreased prices has continued in 2008.
     The Company’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates and the credit quality and duration of the securities. The Company also invests in equity securities, including merger arbitrage, private equity investments and real estate securities.
Critical Accounting Estimates
     The following presents a discussion of accounting policies and estimates relating to reserves for losses and loss expenses, assumed premiums and investments. Management believes these policies and estimates are the most critical to its operations and require the most difficult, subjective and complex judgments.
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
     Historically, the Company has experienced less variation from its initial loss estimates for lines of businesses with short reporting lags than for lines of business with long reporting lags. For example, as of December 31, 2007, initial loss estimates for accident years 1998 through 2006 were increased by an average of 2% for lines with short reporting lags and by an average of 16% for lines with long reporting lags. For the latest accident year ended December 31, 2007, initial loss estimates were $1.8 billion for lines with short reporting lags and $1.0 billion for lines with long reporting lags.

     The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our loss estimate for claims occurring in 2007 (dollars in thousands):

Frequency (+/-)
Severity (+/-)	1%	5%	10%

1%	57,037	171,678	314,979
5%	171,678	290,859	439,835
10%	314,979	439,835	595,906

     Our net reserves for losses and loss expenses of $8.0 billion as of March 31, 2008 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
     Approximately $1.9 billion, or 24%, of the Company’s net loss reserves relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007

Specialty	$2,897,416	$2,853,479
Regional	1,265,091	1,218,703
Alternative Markets	1,592,312	1,558,643
Reinsurance	1,895,674	1,884,051
International	332,734	308,021

Net reserves for losses and loss expenses	7,983,227	7,822,897
Ceded reserves for losses and loss expenses	852,514	855,137

Gross reserves for losses and loss expenses	$8,835,741	$8,678,034

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	Reported Case	Incurred but not
	Reserves	Reported	Total

March 31, 2008
General liability	$777,598	$2,136,716	$2,914,314
Workers’ compensation	951,125	939,576	1,890,701
Commercial automobile	377,515	228,526	606,041
International	140,418	192,316	332,734
Other	151,899	191,863	343,763

Total primary	2,398,555	3,688,997	6,087,553
Reinsurance	785,920	1,109,754	1,895,674

Total	$3,184,475	$4,798,751	$7,983,227

December 31, 2007
General liability	$756,121	$2,095,913	$2,852,034
Workers’ compensation	915,588	929,875	1,845,463
Commercial automobile	377,922	223,767	601,689
International	118,807	189,214	308,021
Other	135,221	196,418	331,639

Total primary	2,303,659	3,635,187	5,938,846
Reinsurance	795,922	1,088,129	1,884,051

Total	$3,099,581	$4,723,316	$7,822,897

     For the three months ended March 31, 2008, the Company reported losses and loss expenses of $683 million, of which $54 million represented a decrease in estimates for claims occurring in prior years. The estimates for claims occurring in prior years decreased by $55 million for primary business and increased by $1 million for assumed reinsurance. On an accident year basis, the change in prior year reserves is comprised of an increase in estimates for claims occurring in accident years 2003 and prior of $13 million and a decrease in estimates for claims occurring in accident years 2004 through 2007 of $67 million. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
     Case reserves for primary business increased 4% to $2.4 billion as a result of a 1% increase in the number of outstanding claims and a 3% increase in the average case reserve per claim. Reserves for incurred but not reported losses for primary business increased 1% to $3.7 billion at March 31, 2008 from $3.6 billion at December 31, 2007. By segment, prior year reserves decreased by $24 million for specialty, $20 million for alternative markets, $7 million for regional and $4 million for international. By line of business, prior year reserves decreased by $36 million for general liability, $11 million for workers’ compensation, $2 million for property and $6 million for commercial automobile. The decrease in prior year reserves for general liability reflects the favorable loss reserve trends for excess and surplus lines for accident years 2004 through 2007.
     Case reserves for reinsurance business decreased 1% to $786 million at March 31, 2008 from $796 million at December 31, 2007. Reserves for incurred but not reported losses for reinsurance business increased to $1,110 million at March 31, 2008 from $1,088 million at December 31, 2007. Prior year reserves increased $1 million.

     Loss Reserve Discount. The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These discount rates range from 3.7% to 6.5% with a weighted average discount rate of 4.9%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.6%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $806 and $788 million as of March 31, 2008 and December 31, 2007, respectively.
     Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $72 million and $69 million at March 31, 2008 and December 31, 2007, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.
     Other-Than-Temporary Declines in the Value of Investments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other than temporary. An other than temporary decline is considered to occur in investments where there has been a sustained reduction in market value and where the Company does not expect the fair value to recover prior to the time of sale or maturity. Management regularly reviews securities that have a fair value less than cost to determine whether an other than temporary impairment has occurred. In determining whether a decline in fair value is other than temporary, management assesses whether the fair value is expected to recover and whether the Company intends to hold the investment until it recovers. The Company’s assessment of its intent to hold an investment until it recovers is based on conditions at the time the assessment is made, including general market conditions, the Company’s overall investment strategy and management’s view of the underlying value of an investment relative to its current price. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income.

Results of Operations for the Three Months Ended March 31, 2008 and 2007
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2008 and 2007. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended March 31,
(dollars in thousands)	2008	2007

Specialty
Gross premiums written	$428,142	$457,852
Net premiums written	397,787	433,975
Premiums earned	429,336	443,455
Loss ratio	58.1%	58.0%
Expense ratio	27.6%	26.0%
Combined ratio	85.7%	84.0%

Regional
Gross premiums written	$372,995	$377,418
Net premiums written	323,576	325,373
Premiums earned	311,269	304,367
Loss ratio	63.6%	58.6%
Expense ratio	31.1%	31.0%
Combined ratio	94.7%	89.6%

Alternative Markets
Gross premiums written	$268,084	$280,428
Net premiums written	238,037	250,523
Premiums earned	155,209	162,664
Loss ratio	57.5%	56.2%
Expense ratio	23.8%	22.6%
Combined ratio	81.3%	78.8%

Reinsurance
Gross premiums written	$136,465	$205,182
Net premiums written	129,646	190,861
Premiums earned	152,434	185,278
Loss ratio	64.0%	64.6%
Expense ratio	34.7%	32.2%
Combined ratio	98.7%	96.8%

International
Gross premiums written	$79,487	$62,482
Net premiums written	68,519	54,040
Premiums earned	76,061	59,169
Loss ratio	64.0%	65.2%
Expense ratio	34.0%	31.9%
Combined ratio	98.0%	97.1%

Consolidated
Gross premiums written	$1,285,173	$1,383,362
Net premiums written	1,157,565	1,254,772
Premiums earned	1,124,309	1,154,933
Loss ratio	60.8%	59.3%
Expense ratio	29.4%	28.2%
Combined ratio	90.2%	87.5%

     The following table presents the Company’s net income and net income per diluted share for the three months ended March 31, 2008 and 2007 (amounts in thousands, except per share data):

	2008	2007
| |
Net income	$188,438	$188,426
Weighted average diluted shares	183,804	202,076
Net income per diluted share	$1.03	$0.93

     Net income in 2008 was nearly unchanged from 2007 as higher realized investment gains were offset by lower underwriting profits and lower investment income. The decrease in the weighted average diluted shares resulted from the Company’s repurchases of its common stock in 2007 and in the first quarter of 2008.
     Gross Premiums Written. Gross premiums written were $1.3 billion in 2008, down 7% from 2007. The Company has experienced increased competition and downward pressure on pricing since 2004. This trend continued in 2008, with price levels for renewal business declining approximately 5% as compared with the prior year period.
     A summary of gross premiums written in the first quarter of 2008 compared with the first quarter of 2007 by business segment follows:
•	Specialty gross premiums decreased by 6% to $428 million in 2008 from $458 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, increased 4%. Average prices for renewal policies, adjusted for changes in exposure, decreased 7%. Gross premiums written decreased 21% for premises operations, 18% for products liability and 1% for property lines. Gross premiums written increased 10% for professional liability and 6% for commercial automobile.

•	Regional gross premiums decreased by 1% to $373 million in 2008 from $377 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, increased 3%. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written decreased 1% for commercial automobile, 1% for workers’ compensation and 1% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $27 million in 2008 and $28 million in 2007.

•	Alternative markets gross premiums decreased by 4% to $268 million in 2008 from $280 million in 2007. The number of new and renewal policies issued, excluding personal accident business which is a new line of business, decreased 1% in 2008 (net of policy cancellations). Average prices for renewal policies, adjusted for changes in exposure, decreased 7%. Gross premiums written increased 8% for primary workers’ compensation and decreased 12% for excess workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $14 million in 2008 and $19 million in 2007.

•	Reinsurance gross premiums decreased by 34% to $136 million in 2008 from $205 million in 2007. Average prices for renewal business decreased 4%. Casualty gross premiums written decreased 28% to $111 million, and property gross premiums written decreased 50% to $25 million.

•	International gross premiums increased by 27% to $79 million in 2008 from $62 million in 2007. Gross premiums in the UK and Continental Europe increased 18% primarily as a result of expanded product offerings. Gross premiums in Argentina increased 29% as a result of higher price levels.

     Net Premiums Earned. Net premiums earned decreased 3% to $1,124 million from $1,155 million in 2007. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2008 are related to business written during both 2008 and 2007. The 3% decrease for 2008 earned premiums reflects the underlying decline in net premiums written in 2007.
     Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2008 and 2007.

			Average Annualized
(dollars in thousands)	Amount		Yield
	2008	2007	2008	2007

Fixed maturity securities, including cash	$122,032	$119,277	4.5%	4.7%
Arbitrage trading account and funds	4,015	22,200	1.9%	11.2%
Partnerships and affiliates	5,726	13,421	4.6%	11.9%
Equity securities available for sale	12,725	9,988	6.2%	5.0%
Other	2,638	2,941

Gross investment income	147,136	167,827	4.5%	5.5%
Investment expenses and interest on funds held	(2,639)	(2,406)

Total	$144,497	$165,421	4.4%	5.5%

     Net investment income decreased 13% to $144 million in 2008 from $165 million in 2007 primarily as a result of lower income from the arbitrage trading account and from partnerships and affiliates. Earnings from arbitrage investments decreased 82% as the dramatic reduction in merger activity that began in late 2007 continued in the first quarter. The decrease in income from partnership and affiliates reflects lower income from real estate funds as well as the costs, including management fees, associated with new funds that are not yet fully invested. Average invested assets (including cash and cash equivalents) increased 8% to $13.1 billion in 2008 from $12.1 billion in 2007 primarily as a result of cash flow from operations.
     Insurance Service Fees. The alternative markets and specialty segments offer fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $27 million in 2008, up from $26 million in 2007, primarily as a result of service fees from an insurance company that was acquired by the Company in October 2007.
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
     Realized investment gains were $54 million in 2008 compared with $7 million in 2007. The Company reported a gain of $70 million from the sale of its interest in Kiln Ltd in the first quarter of 2008. The gain was partially offset by a $19 million write-down of securities determined to have had other than temporary declines in market values.
     Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $25 million in 2008 compared with $5 million in 2007. These revenues were derived from two separate fixed base operators that the Company acquired in the first quarter and the third quarter of 2007. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The first quarter of 2008 results include a full quarter of operations for both companies, whereas the first quarter of 2007 included only the results from the first purchased fixed base operator.

     Losses and Loss Expenses. Losses and loss expenses decreased to $683 million in 2008 from $685 million in 2007. The consolidated loss ratio was 60.8% in 2008 compared with 59.3% in 2007. Loss ratios for accident year 2008 were higher due to a decline in price levels, higher than expected loss costs and higher weather-related losses. Weather-related losses were $14 million in 2008 compared with $6 million in 2007. The increase in accident year 2008 loss ratios was partially offset by favorable reserve development. Net favorable prior year development was $54 million in 2008 compared with $22 million in 2007. The favorable loss reserve development was primarily related to the specialty segment. The Company also experienced favorable development for the regional, alternative markets and international segments. A summary of loss ratios in 2008 compared with 2007 by business segment follows:
•	Specialty’s loss ratio increased to 58.1% in 2008 from 58.0% in 2007 as higher loss ratios for accident year 2008 were partially offset by favorable reserve development. Favorable prior year development was $24 million in 2008 compared with $14 million in 2007.

•	The regional loss ratio increased to 63.6% in 2008 from 58.6% in 2007. Loss ratios for accident year 2008 were higher due to a decline in price levels and to higher weather-related losses. Weather-related losses were $14 million in 2008 compared with $6 million in 2007. The increase in accident year 2008 loss ratios was partially offset by favorable reserve development. Net favorable prior year development was $7 million in 2008 compared with $3 million in 2007.

•	Alternative markets’ loss ratio increased to 57.5% from 56.2% 2007 as higher expected loss ratios for accident year 2008 were partially offset by favorable reserve development. Net favorable prior year development was $19 million in 2008 compared with $12 million in 2007.

•	The reinsurance loss ratio decreased to 64.0% in 2008 from 64.6% in 2007 due to a decline in unfavorable reserve development. Net unfavorable prior year development was $1 million in 2008 compared with $9 million in 2007. The decrease was partially offset by higher loss ratios for accident year 2008 due to lower price levels and a more competitive market environment.

•	The international loss ratio decreased to 64.0% in 2008 from 65.2% in 2007 as favorable reserve development was partially offset by higher loss ratios for accident year 2008. Favorable prior year development was $4 million in 2008 compared with $1 million in 2007.
     Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	2008	2007

Underwriting expenses	$330,868	$325,917
Service expenses	22,865	23,596
Other costs and expenses	26,440	31,108

Total	$380,173	$380,621

     Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 2% in 2008 primarily as a result of higher employment costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 29.4% in 2008 compared with 28.2% in 2007.
     Service expenses, which represent the costs associated with the alternative markets’ and specialty’s fee-based businesses, decreased 3% to $23 million due to lower employment costs.
     Other costs and expenses, which represent general and administrative expenses for the parent company, decreased 15% to $26 million primarily as a result of lower employment costs.

     Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $25 million in 2008 compared to $5 million in 2007. These expenses represent costs associated with two separate fixed base operators that the Company acquired in the first quarter and third quarter of 2007. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The first quarter of 2008 results include a full quarter of operations for both companies, whereas the first quarter of 2007 only includes results from the first purchased fixed base operator.
     Interest Expense. Interest expense increased 10% to $23 million as a result of the issuance of $250 million of 6.25% senior notes in February 2007.
     Income Taxes. The effective income tax rate was 29% in 2008 and 30% in 2007. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
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
     The carrying value of the Company’s investment portfolio and investment-related assets as of March 31, 2008 and December 31, 2007 were as follows (dollars in thousands):

	2008	2007

Fixed maturity securities	$9,945,396	$9,840,291
Equity securities available for sale	749,441	726,562
Arbitrage trading account	306,244	301,786
Investment in arbitrage funds	212,435	210,740
Partnerships and affiliates	480,772	545,937
Loans receivable	267,818	268,206

Total investments	11,962,106	11,893,522

Cash and cash equivalents	718,073	951,863
Trading account receivables	427,705	409,926
Trading account securities sold but not yet purchased	(88,231)	(67,139)
Unsettled sales	36,216	130

Total	$13,055,869	$13,188,302

     Fixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At March 31, 2008 (as compared to December 31, 2007), the fixed maturities portfolio mix was as follows: U.S. Government securities were 12% (15% in 2007); state and municipal securities were 56% (53% in 2007); corporate securities were 11% (11% in 2007); mortgage-backed securities were 17% (18% in 2007); and foreign bonds were 4% (3% in 2007).

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
     Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in common and preferred stocks of publicly traded real estate investment trusts, banks, Fannie Mae, Freddie Mac and utilities.
     Arbitrage Trading Account. The Arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Convertible arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities.
     Investment in arbitrage funds. Investment in merger arbitrage funds represents investments in limited partnerships that specialize in merger arbitrage and convertible arbitrage strategies.
     Partnerships and Affiliates. At March 31, 2008 and 2007, the Company’s investment in partnerships and affiliates was $481 million and $546 million, respectively, and included investments in real estate funds of $300 million and $294 million, respectively.
     In March 2008, the Company sold its interest in Kiln Ltd for $174 million and reported a realized investment gain of $70 million. At December 31, 2007, the carrying value of the Company’s investment in Kiln Ltd was $109 million.
     Loans Receivable. Loans receivable represent commercial real estate mortgage loans and related instruments with maturities of five years or less and floating, LIBOR-based interest rates.

     Securities in an Unrealized Loss Position. The following table summarizes all securities in an unrealized loss position at March 31, 2008 and December 31, 2007 by the length of time those securities have been continuously in an unrealized loss position:

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

March 31, 2008
Fixed maturity securities:
0- 6 months	83	$787,782	$30,182
7- 12 months	40	540,381	27,042
Over 12 months	109	796,684	23,523

Total	232	$2,124,847	$80,747

Equity securities available for sale:
0- 6 months	20	$352,480	$49,652
7- 12 months	72	249,781	65,695
Over 12 months	12	21,812	5,571

Total	104	$624,073	$120,918

December 31, 2007
Fixed maturity securities:
0- 6 months	46	$420,762	$8,838
7- 12 months	43	486,233	6,999
Over 12 months	156	1,300,468	17,450

Total	245	$2,207,463	$33,287

Equity securities available for sale:
0- 6 months	53	$404,670	$83,408
7- 12 months	42	61,263	10,780
Over 12 months	12	39,600	7,173

Total	107	$505,533	$101,361

     At March 31, 2008, gross unrealized gains were $267 million, or 2.1% of total investments, and gross unrealized losses were $202 million, or 1.5% of total investments. There were 233 securities where the estimated fair value had declined and remained below amortized cost for more than six months. Those securities had an aggregate unrealized loss of $122 million, or 7.0% of their aggregate amortized cost.
     There were 31 securities where the estimated fair value had declined below amortized cost by 20% or more. Those securities had an aggregate unrealized loss of $103 million, or 28.7% of their aggregate amortized cost. There were two securities with a combined unrealized loss of $0.4 million where the estimated fair value had declined and remained below amortized cost by 20% or more for more than six months. Most of the unrealized losses of 20% or more were related to preferred stocks issued by banks, Fannie Mae and Freddie Mac and were due to the credit markets disruption that began in late 2007 and continued through the first quarter of 2008.

     Management regularly reviews securities that have a fair value less than cost to determine whether an other than temporary impairment has occurred. In determining whether a decline in fair value is other than temporary, management assesses whether the fair value is expected to recover and whether the Company intends to hold the investment until it recovers. The Company’s assessment of its intent to hold an investment until it recovers is based on conditions at the time the assessment is made, including general market conditions, the Company’s overall investment strategy and management’s view of the underlying value of an investment relative to its current price. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income.
     The following table shows the composition by Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at March 31, 2008. Not all of the securities are rated by S&P and/or Moody’s (dollars in thousands).

		Unrealized Loss		Fair Value
			Percent to		Percent to
S&P Rating	Moody’s Rating	Amount	Total	Amount	Total

AAA/AA/A	Aaa/Aa/A	$74,616	92.4%	$1,846,076	86.9%
BBB	Baa	4,736	5.9	224,176	10.5
BB	Ba	—	—	—	—
B	B	1,117	1.4	50,839	2.4
CCC or lower	Caa or lower	278	0.3	3,756	0.2
N/A	N/A	—	—	—	—

	Total	$80,747	100.0%	$2,124,847	100%

     The scheduled maturity dates for fixed maturity securities in an unrealized loss position at March 31, 2008 are shown in the following table (dollars in thousands):

	Unrealized Loss		Fair Value
		Percent to		Percent to
	Amount	Total	Amount	Total

Due in one year or less	$596	0.7%	$53,626	2.5%
Due after one year through five years	2,472	3.1	165,749	7.8
Due after five years through ten years	13,819	17.1	473,648	22.3
Due after ten years	43,081	53.4	847,358	39.9
Mortgage and asset-backed securities	20,779	25.7	584,466	27.5

Total fixed maturity securities	$80,747	100.0%	$2,124,847	100.0%

Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities decreased to $214 million in 2008 from $357 million in 2007 due to a decline in premiums collected and investment income received as well as an increase in paid losses.
     The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 82% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2008. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Financing Activity
     During the first quarter of 2008, the Company repurchased 10,410,280 shares of its common stock for $295 million.
     At March 31, 2008, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,360 million and a face amount of $1,377 million. The maturities of the outstanding debt are $90 million in 2008, $1 million in 2009, $150 million in 2010, $2 million in 2012, $200 million in 2013, $200 million in 2015, $150 million in 2019, $77 million in 2022, $7 million in 2035 (prepayable in 2010), $250 million in 2037 and $250 million in 2045 (prepayable in 2010).
     At March 31, 2008, stockholders’ equity was $3.4 billion and total capitalization (stockholders’ equity, senior notes, junior subordinated debentures and other debt) was $4.8 billion. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 28% at March 31, 2008 and at December 31, 2007.
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
     The duration of the investment portfolio was 3.4 years at March 31, 2008 and 3.3 years at December 31, 2007. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2007.

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
     Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Set forth below is a summary of the shares repurchased by the Company during the quarter and the number of shares remaining authorized for purchase by the Company.

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans or
	purchased	share	or programs	programs (1)
January 2008	1,179,600	29.10	1,179,600	16,103,900
February 2008	3,411,049	28.83	3,392,800	12,711,100
March 2008	5,819,631	27.88	5,817,700	6,893,400

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 20,000,000 shares that was approved by the Board of Directors on November 6, 2007.

Item 6. Exhibits
Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: May 8, 2008	/s/ William R. Berkley William R. Berkley
Chairman of the Board and
Chief Executive Officer

Date: May 8, 2008	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President,
Chief Financial Officer
and Treasurer