Form 10-Q
period 2008-06-30
BERKLEY W R CORP
filed 2008-08-08
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Yes ☐ No ☑
Number of shares of common stock, $.20 par value, outstanding as of August 1, 2008: 162,866,562.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$9,814,839	$9,840,291
Equity securities available for sale	728,526	726,562
Arbitrage trading account	252,981	301,786
Investment in arbitrage funds	218,677	210,740
Partnerships and affiliates	500,351	545,937
Loans receivable	268,249	268,206

Total investments	11,783,623	11,893,522

Cash and cash equivalents	614,700	951,863
Premiums and fees receivable	1,243,089	1,199,002
Due from reinsurers	879,867	904,509
Accrued investment income	137,293	134,872
Prepaid reinsurance premiums	192,681	179,495
Deferred policy acquisition costs	453,610	455,244
Real estate, furniture and equipment	219,376	204,252
Deferred Federal and foreign income taxes	261,442	186,669
Goodwill	106,461	102,462
Trading account receivable from brokers and clearing organizations	402,399	409,926
Other assets	252,966	210,354

Total assets	$16,547,507	$16,832,170

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$8,910,469	$8,678,034
Unearned premiums	2,205,410	2,240,690
Due to reinsurers	112,918	108,178
Trading account securities sold but not yet purchased	56,445	67,139
Other liabilities	709,199	761,690
Junior subordinated debentures	249,482	249,375
Senior notes and other debt	1,021,668	1,121,793

Total liabilities	13,265,591	13,226,899

Minority interest	5,178	35,496

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 163,869,101 and 180,320,775 shares	47,024	47,024
Additional paid-in capital	912,924	907,016
Retained earnings	3,498,901	3,248,762
Accumulated other comprehensive income (loss)	(29,220)	53,201
Treasury stock, at cost, 71,248,817 and 54,797,143 shares	(1,152,891)	(686,228)

Total stockholders’ equity	3,276,738	3,569,775

Total liabilities and stockholders’ equity	$16,547,507	$16,832,170

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Net premiums written	$991,549	$1,136,764	$2,149,114	$2,391,536
Change in unearned premiums	83,162	34,876	49,906	(64,963)

Net premiums earned	1,074,711	1,171,640	2,199,020	2,326,573
Net investment income	153,939	168,943	298,436	334,364
Insurance service fees	24,761	25,343	51,873	51,336
Realized investment gains (losses)	(82,163)	5,280	(28,137)	12,670
Revenue from wholly-owned investees	27,131	14,684	52,019	19,488
Other income	760	693	1,132	1,173

Total revenues	1,199,139	1,386,583	2,574,343	2,745,604

Operating costs and expenses:
Losses and loss expenses	679,703	703,669	1,362,744	1,388,816
Other operating costs and expenses	376,249	376,604	756,422	757,225
Expenses from wholly-owned investees	26,343	13,187	51,278	17,797
Interest expense	21,396	22,700	44,140	43,400

Total expenses	1,103,691	1,116,160	2,214,584	2,207,238

Income before income taxes and minority interest	95,448	270,423	359,759	538,366
Income tax expense	(15,173)	(79,376)	(90,879)	(158,511)
Minority interest	(18)	(414)	(185)	(796)

Net income	$80,257	$190,633	$268,695	$379,059

Earnings per share:
Basic	$.48	$.98	$1.56	$1.96

Diluted	$.46	$.93	$1.50	$1.86

Average shares outstanding:
Basic	167,172	194,345	171,935	193,775
Diluted	173,684	203,922	178,723	203,930
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollars in thousands)

	For The Six Months
	Ended June 30,
	2008	2007
Common stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$907,016	$859,787
Stock options exercised, including tax benefits	(7,045)	26,967
Restricted stock units expensed	12,662	9,046
Stock options expensed	121	396
Stock issued to directors	170	384

End of period	$912,924	$896,580

Retained earnings:
Beginning of period	$3,248,762	$2,542,744
Net income	268,695	379,059
Dividends	(18,556)	(19,436)

End of period	$3,498,901	$2,902,367

Accumulated other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Beginning of period	$52,497	$121,961
Net change in period	(88,365)	(91,829)

End of period	(35,868)	30,132

Currency translation adjustments:
Beginning of period	18,060	3,748
Net change in period	4,956	12,543

End of period	23,016	16,291

Net pension asset:
Beginning of period	(17,356)	(14,096)
Net change in period	988	617

End of period	(16,368)	(13,479)

Total accumulated other comprehensive income (loss)	$(29,220)	$32,944

Treasury stock:
Beginning of period	$(686,228)	$(226,009)
Stock repurchased	(489,999)	(105,155)
Stock options exercised	22,968	23,309
Stock issued to directors	368	117

End of period	$(1,152,891)	$(307,738)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Six Months
	Ended June 30,
	2008	2007
Cash from operating activities:
Net income	$268,695	$379,059
Adjustments to reconcile net income to net cash flows from operating activities:
Realized investment gains (losses)	28,137	(12,670)
Depreciation and amortization	41,474	41,782
Minority interest	185	796
Equity in undistributed earnings of partnerships and affiliates	4,097	(18,478)
Stock incentive plans	13,396	10,140
Change in:
Arbitrage trading account	48,805	(361,321)
Investment in arbitrage funds	(7,937)	(16,387)
Trading account receivable from brokers and clearing organizations	7,527	249,423
Trading account securities sold but not yet purchased	(10,694)	86,766
Premiums and fees receivable	(42,801)	(101,538)
Due from reinsurers	25,158	16,641
Accrued investment income	(2,390)	(11,202)
Prepaid reinsurance premiums	(12,162)	(28,346)
Deferred policy acquisition costs	2,188	(19,235)
Deferred income taxes	(27,332)	6,724
Other assets	(7,844)	(5,730)
Reserves for losses and loss expenses	227,737	418,641
Unearned premiums	(36,861)	93,114
Due to reinsurers	3,993	(31,531)
Other liabilities	(118,044)	(59,433)

Net cash from operating activities	405,327	637,215

Cash used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,708,012	1,134,887
Equity securities	61,989	251,648
Distributions from partnerships and affiliates	177,790	79,234
Proceeds from maturities and prepayments of fixed maturity securities	810,372	984,504
Cost of purchases, excluding trading account:
Fixed maturity securities and loans receivable	(2,672,039)	(2,881,135)
Equity securities	(112,706)	(278,448)
Investments in partnerships and affiliates	(85,729)	(38,102)
Change in balances due to/from security brokers	18,139	26,722
Net additions to real estate, furniture and equipment	(20,829)	(15,282)
Payment for business purchased, net of cash acquired	(46,330)	(20,173)
Proceeds from sale of business, net of cash divested	—	(2,061)

Net cash used in investing activities	(161,331)	(758,206)

Cash flows (used in) from financing activities:
Purchase of common shares	(489,999)	(105,155)
Proceeds from issuance of senior notes	—	246,295
Repayment of senior notes	(102,298)	—
Bank deposits received	13,137	16,676
Advances from (repayments to) Federal Home Loan Bank	1,650	(2,075)
Net proceeds from stock options exercised	11,292	22,884
Cash dividends to common stockholders	(17,647)	(17,366)
Other, net	434	(30)

Net cash (used in) from financing activities	(583,431)	161,229

Net impact on cash due to foreign exchange rates	2,272	7,508
Net increase (decrease) in cash and cash equivalents	(337,163)	47,746
Cash and cash equivalents at beginning of year	951,863	754,247

Cash and cash equivalents at end of period	$614,700	$801,993

Supplemental disclosure of cash flow information:
Interest paid	$44,445	$36,081

Federal income taxes paid, net	$155,624	$154,139

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1.	GENERAL
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
2.	COMPREHENSIVE INCOME (LOSS)
     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$80,257	$190,633	$268,695	$379,059
Other comprehensive income (loss):

Change in unrealized foreign exchange gains	5,908	6,460	4,956	12,543

Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	(124,364)	(82,936)	(106,673)	(83,616)
Reclassification adjustment for realized gains (losses) included in net income, net of taxes	53,420	(3,417)	18,308	(8,213)
Change in unrecognized pension obligation, net of income taxes	495	309	988	617

Other comprehensive loss	(64,541)	(79,584)	(82,421)	(78,669)

Comprehensive income	$15,716	$111,049	$186,274	$300,390

3. INVESTMENTS
     At June 30, 2008 and December 31, 2007, investments in fixed maturity securities and equity securities available for sale were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2008
Fixed maturity securities
Held to maturity	$127,376	$8,433	$(40)	$135,769
Available for sale	9,707,567	106,391	(126,495)	9,687,463
Equity securities	766,173	48,158	(85,805)	728,526

Total	$11,601,116	$162,982	$(212,340)	$10,551,758

December 31, 2007
Fixed maturity securities
Held to maturity	$130,111	$12,179	$(64)	$142,226
Available for sale	9,602,984	140,419	(33,223)	9,710,180
Equity securities	771,273	56,650	(101,361)	726,562

Total	$10,504,368	$209,248	$(134,648)	$10,578,968

     The following table summarizes all securities in an unrealized loss position at June 30, 2008 and December 31, 2007 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2008
U.S. government and agency	$220,567	$3,496	$47,427	$917	$267,994	$4,413
State and municipal	1,717,674	33,927	646,156	22,632	2,363,830	56,559
Mortgage-backed securities	457,897	22,321	353,617	11,654	811,514	33,975
Corporate	288,505	18,381	309,261	10,264	597,766	28,645
Foreign	215,937	2,943	—	—	215,937	2,943

Fixed maturity securities	2,900,580	81,068	1,356,461	45,467	4,257,041	126,535
Equity securities	339,615	74,120	89,231	11,685	428,845	85,805

Total	$3,240,195	$155,188	$1,445,692	$57,152	$4,685,886	$212,340

December 31, 2007
U.S. government and agency	$28,059	$160	$16,770	$989	$44,829	$1,149
State and municipal	439,307	6,711	517,768	5,808	957,075	12,519
Mortgage-backed securities	212,769	3,040	488,392	6,242	701,161	9,282
Corporate	169,732	4,940	262,731	4,406	432,463	9,346
Foreign	57,129	985	14,807	6	71,936	991

Fixed maturity securities	906,996	15,836	1,300,468	17,451	2,207,464	33,287
Equity securities	465,933	94,188	39,600	7,173	505,533	101,361

Total	$1,372,929	$110,024	$1,340,068	$24,624	$2,712,997	$134,648

     For the six months ended June 30, 2008, impairment charges included in realized investment gains (losses) were $101 million, including $92 million for equity securities and $9 million for a private equity investment.

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
     Because many fixed income securities do not trade on a daily basis, the Company utilizes pricing models and processes which may include benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Market inputs used to evaluate securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Quoted prices are often unavailable for recently issued securities, securities that are infrequently traded or securities that are only traded in private transactions. For publicly traded securities for which quoted prices are unavailable, the Company determines fair value based on independent broker quotations and other observable market data. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial data, projections and business developments of the issuer and other relevant information.
     The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 by level (dollars in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities available for sale	$9,687,463	$—	$9,508,691	$178,772
Equity securities available for sale	728,526	79,807	542,200	106,519
Arbitrage trading account	252,981	196,889	54,439	1,653

Total assets	$10,668,970	$276,696	$10,105,330	$286,944

Liabilities:
Securities sold but not yet purchased	$56,445	$56,445	$—	$—

     The following table summarizes changes in Level 3 assets (dollars in thousands):

			Equity
			Securities	Arbitrage
		Fixed	Available	Trading
	Total	Maturities	for Sale	Account
Balance as of January 1, 2008	$90,918	$23,725	$62,911	$4,282
Realized and unrealized gains and losses:
Included in earnings	(3,878)	(4,000)	—	122
Included in other comprehensive income	5,380	—	5,380	—
Purchases, sales and maturities, net	110,524	75,047	38,228	(2,751)
Transfer in of securities for which observable inputs are no longer available	84,000	84,000	—	—

Balance as of June 30, 2008	$286,944	$178,772	$106,519	$1,653

5. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $3.1 million and $2.9 million as of June 30, 2008 and December 31, 2007, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statements of income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Ceded premiums earned	$132,356	$113,877	$240,751	$232,057
Ceded losses incurred	$35,532	$64,231	$88,923	$136,123

6. INDUSTRY SEGMENTS
     The Company’s operations are presently conducted in five segments of the insurance business: specialty lines of insurance, regional property casualty insurance, alternative markets, reinsurance and international.
     Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus lines. The primary lines of business are premises operations, commercial automobile, property lines, product liability and professional liability. The companies within the segment are divided along the different customer bases and product lines that they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.
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

	Revenues
	Earned	Investment			Pre-tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income	Income
For the three months ended June 30, 2008:
Specialty	$409,417	$55,347	$1,010	$465,774	$108,729	$78,432
Regional	309,424	23,752	—	333,176	25,275	19,754
Alternative markets	155,885	30,279	23,754	209,918	52,698	38,498
Reinsurance	131,767	34,160	—	165,927	33,644	26,654
International	68,218	8,939	—	77,157	7,279	4,578
Corporate and eliminations (1)	—	1,462	27,888	29,350	(50,014)	(34,239)
Realized investment losses	—	—	(82,163)	(82,163)	(82,163)	(53,420)

Consolidated	$1,074,711	$153,939	$(29,511)	$1,199,139	$95,448	$80,257

For the three months ended June 30, 2007:
Specialty	$442,110	$57,729	$—	$499,839	$136,843	$93,743
Regional	309,812	24,285	—	334,097	51,903	35,758
Alternative markets	159,266	31,643	25,343	216,252	63,592	43,968
Reinsurance	196,986	40,082	—	237,068	45,892	33,143
International	63,466	7,676	—	71,142	7,900	5,411
Corporate and eliminations (1)	—	7,528	15,377	22,905	(40,987)	(24,807)
Realized investment gains	—	—	5,280	5,280	5,280	3,417

Consolidated	$1,171,640	$168,943	$46,000	$1,386,583	$270,423	$190,633

(1)	Corporate and eliminations represent corporate revenues and expenses, realized investment gains and losses and other items that are not allocated to business segments.

6. INDUSTRY SEGMENTS (continued)

	Revenues
	Earned	Investment			Pre-tax	Net
(dollars in thousands)	Premiums	Income	Other	Total	Income	Income
For the six months ended June 30, 2008:
Specialty	$838,753	$106,340	$2,020	$947,113	$221,515	$157,607
Regional	620,693	45,315	—	666,008	63,079	46,806
Alternative markets	311,094	58,204	49,859	419,157	113,680	81,348
Reinsurance	284,201	65,457	—	349,658	66,933	51,891
International	144,279	18,350	—	162,629	17,925	10,713
Corporate and eliminations (1)	—	4,770	53,145	57,915	(95,236)	(61,362)
Realized investment losses	—	—	(28,137)	(28,137)	(28,137)	(18,308)

Consolidated	$2,199,020	$298,436	$76,887	$2,574,343	$359,759	$268,695

For the six months ended June 30, 2007:
Specialty	$885,565	$114,476	$—	$1,000,041	$264,555	$183,282
Regional	614,179	47,910	—	662,089	107,224	74,434
Alternative markets	321,930	62,528	51,336	435,794	131,310	91,536
Reinsurance	382,264	80,558	—	462,822	92,299	67,962
International	122,635	16,600	—	139,235	15,271	10,302
Corporate and eliminations (1)	—	12,292	20,661	32,953	(84,963)	(56,670)
Realized investment gains	—	—	12,670	12,670	12,670	8,213

Consolidated	$2,326,573	$334,364	$84,667	$2,745,604	$538,366	$379,059

(1)	Corporate and eliminations represent corporate revenues and expenses, realized investment gains and losses and other items that are not allocated to business segments.
Identifiable assets by segment are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Specialty	$5,927,357	$5,887,363
Regional	2,751,907	2,717,199
Alternative markets	3,410,727	3,261,318
Reinsurance	4,573,091	4,912,732
International	976,094	870,404
Corporate and eliminations	(1,091,669)	(816,846)

Consolidated	$16,547,507	$16,832,170

6. INDUSTRY SEGMENTS (continued)
Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Premises operations	$152,295	$181,681	$318,675	$369,824
Automobile	68,109	69,702	135,232	138,064
Property	54,062	51,555	109,539	100,388
Products liability	46,696	58,641	98,875	118,132
Professional liability	39,326	38,484	78,197	77,499
Other	48,929	42,047	98,235	81,658

Specialty	409,417	442,110	838,753	885,565

Commercial multiple peril	113,684	118,148	229,536	235,093
Automobile	90,879	89,930	181,836	177,809
Workers’ compensation	62,868	62,518	126,798	125,172
Other	41,993	39,216	82,523	76,105

Regional	309,424	309,812	620,693	614,179

Excess workers’ compensation	71,513	74,584	141,267	153,552
Primary workers’ compensation	60,331	63,172	122,582	125,664
Other	24,041	21,510	47,245	42,714

Alternative Markets	155,885	159,266	311,094	321,930

Casualty	112,994	168,315	240,851	324,347
Property	18,773	28,671	43,350	57,917

Reinsurance	131,767	196,986	284,201	382,264

International	68,218	63,466	144,279	122,635

Total	$1,074,711	$1,171,640	$2,199,020	$2,326,573

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

SAFE HARBOR STATEMENT
     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as ‘believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2008 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the insurance and reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of significant and increasing competition, the success of our new ventures or acquisitions and the availability of other opportunities, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007, the ability of our reinsurers to pay reinsurance recoverables owed to us, investment risks, including those of our portfolio of fixed income securities and investments in equity securities, including investments in financial institutions, merger arbitrage and private equity investments, exchange rate and political risks relating to our international operations, legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance or reinsurance industry, changes in the ratings assigned to us or our insurance company subsidiaries by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause actual results of the industry or our actual results for the year 2008 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
     Available insurance capacity has increased in recent years, increasing competition in the industry and putting downward pressure on pricing and terms and conditions. In 2007, we saw increased competition and decreased prices across most of our business segments. This trend of increased competition and decreased prices has continued in 2008 and we expect it to continue in 2009.
     The Company’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates and the credit quality and duration of the securities. The Company also invests in equity securities, including those of financial institutions, merger arbitrage, private equity investments and real estate securities.
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
     Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for incurred but not reported losses (less IBNR is required for lines with short reporting lags). As a result, loss reserves for lines with short reporting lags are likely to have less variation from initial loss estimates. For lines with short reporting lags, which include commercial automobile, primary workers’ compensation, commercial multi-peril business, other liability (claims-made) and property business, the key assumption is the loss emergence pattern used to project ultimate loss estimates from known losses paid or reported to date. For lines of business with long reporting lags, which include other liability (occurrence), products liability, excess workers’ compensation and liability reinsurance, the key assumption is the expected loss ratio since there is often little paid or incurred loss data to consider.
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

     Our net reserves for losses and loss expenses of $8.1 billion as of June 30, 2008 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
     Approximately $1.9 billion, or 23%, of the Company’s net loss reserves as of June 30, 2008 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007

Specialty	$2,925,837	$2,853,479
Regional	1,291,912	1,218,703
Alternative Markets	1,631,335	1,558,643
Reinsurance	1,895,745	1,884,051
International	350,216	308,021

Net reserves for losses and loss expenses	8,095,045	7,822,897
Ceded reserves for losses and loss expenses	815,424	855,137

Gross reserves for losses and loss expenses	$8,910,469	$8,678,034

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	Reported Case	Incurred But
	Reserves	Not Reported	Total

June 30, 2008
General liability	$797,800	$2,152,892	$2,950,692
Workers’ compensation	962,589	966,150	1,928,739
Commercial automobile	373,497	233,764	607,261
International	164,755	185,461	350,216
Other	150,859	211,533	362,392

Total primary	2,449,500	3,749,800	6,199,300
Reinsurance	796,865	1,098,880	1,895,745

Total	$3,246,365	$4,848,680	$8,095,045

December 31, 2007
General liability	$756,121	$2,095,913	$2,852,034
Workers’ compensation	915,588	929,875	1,845,463
Commercial automobile	377,922	223,767	601,689
International	118,807	189,214	308,021
Other	135,221	196,418	331,639

Total primary	2,303,659	3,635,187	5,938,846
Reinsurance	795,922	1,088,129	1,884,051

Total	$3,099,581	$4,723,316	$7,822,897

     For the six months ended June 30, 2008, the Company reported losses and loss expenses of $1,363 million, which is net of $106 million representing a decrease in estimates for claims occurring in prior years. The estimates for claims occurring in prior years decreased by $112 million for primary business and increased by $6 million for assumed reinsurance. On an accident year basis, the change in prior year reserves is comprised of an increase in estimates for claims occurring in accident years 2002 and prior of $47 million and a decrease in estimates for claims occurring in accident years 2003 through 2007 of $153 million. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
     Case reserves for primary business increased 6% to $2.4 billion as a result of a 5% increase in the number of outstanding claims and a 2% increase in the average case reserve per claim. Reserves for incurred but not reported losses for primary business increased 3% to $3.7 billion at June 30, 2008 from $3.6 billion at December 31, 2007. By segment, prior year reserves decreased by $61 million for specialty, $25 million for alternative markets, $22 million for regional and $4 million for international. By line of business, prior year reserves decreased by $78 million for general liability, $19 million for workers’ compensation, $12 million for commercial automobile and $3 million for property. The decrease in prior year reserves for general liability reflects the favorable loss reserve trends for excess and surplus lines for accident years 2003 through 2007.
     Case reserves for reinsurance business increased to $797 million at June 30, 2008 from $796 million at December 31, 2007. Reserves for incurred but not reported losses for reinsurance business increased to $1,099 million at June 30, 2008 from $1,088 million at December 31, 2007. Prior year reserves increased by $6 million.

     Loss Reserve Discount. The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These discount rates range from 3.7% to 6.5%, with a weighted average discount rate of 4.9%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.6%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $822 million and $788 million as of June 30, 2008 and December 31, 2007, respectively.
     Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $72 million and $69 million at June 30, 2008 and December 31, 2007, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.
     Other-Than-Temporary Declines in the Value of Investments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other than temporary. An other than temporary decline is considered to occur in investments where there has been a sustained reduction in market value and where the Company does not expect the fair value to recover prior to the time of sale or maturity. Management regularly reviews securities that have a fair value less than cost to determine whether an other than temporary impairment has occurred. In determining whether a decline in fair value is other than temporary, management assesses whether the fair value is expected to recover and whether the Company has the ability and intent to hold the investment until it recovers. The factors considered by management in making this assessment include 1) the severity and duration of the impairment, 2) the historic and implied volatility of the security, 3) recoveries or additional declines in fair value subsequent to the balance sheet date, 4) the financial condition and near-term prospects of the issuer, 5) whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security and 6) the length of the forecasted recovery period. The Company’s assessment of its intent to hold an investment until it recovers is based on conditions at the time the assessment is made, including general market conditions, the Company’s overall investment strategy and management’s view of the underlying value of an investment relative to its current price. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income.
     The following table provides a summary of all securities for which fair value is less than amortized cost at June 30, 2008 (dollars in thousands):

		Gross
	Aggregate	Unrealized
	Fair Value	Loss

Fixed maturity securities	$4,257,041	$126,535
Equity securities	428,846	85,805

Total	$4,685,887	$212,340

     The following table provides a summary of all fixed maturity securities for which unrealized losses were 20% or greater than amortized cost at June 30, 2008 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):
Fixed Maturity Securities

			Gross
	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss

Unrealized Loss 20% or Greater
Less than six months	—	$—	$—
Six months to less than nine months	2	17,365	6,618
Nine months to less than twelve months	2	43,346	11,606
Twelve months or greater	—	—	—

Total	4	$60,711	$18,224

     The following table provides a summary of all equity securities for which unrealized losses were 20% or greater than amortized cost and 30% or greater than amortized cost at June 30, 2008 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):
Equity Securities (1)

			Gross
	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss

Unrealized Loss 20% or Greater
Less than six months	4	$78,447	$36,207
Six months to less than nine months	2	32,465	12,414
Nine months to less than twelve months	4	13,656	4,820
Twelve months or greater	10	9,700	3,318

Total	20	$134,268	$56,769

Unrealized Loss 30% or Greater
Less than six months	1	$4,262	$5,762
Six months to less than nine months	—	—	—
Nine months to less than twelve months	—	—	—
Twelve months or greater	3	761	410

Total	4	$5,023	$6,172

(1)	These equity securities are all financial sector common and preferred stocks.
     Investment impairments included in realized investment losses were $101 million in the first six months of 2008. The impairment losses in 2008 included $92 million for financial sector equity securities and $9 million for a private equity investment. The financial sector equity security impairment losses were based primarily on the amount and length of time that these investments had been in an unrealized loss position. The private equity impairment loss was the result of the investee’s deteriorated financial position.
     At June 30, 2008, unrealized losses for all financial sector equity securities were $83 million and included equity securities issued by Fannie Mae, Freddie Mac, commercial and investment banks, insurers and real estate investment trusts. All of these securities are classified as available for sale. The Company has the ability and intent to hold each of these securities at least until the investment impairment is recovered. Management expects the financial sector fundamentals and valuations to improve as the government policies regarding housing and government sponsored entities are put into effect. If the financial sector equity securities remain in a significant unrealized loss position for an extended period of time, however, the Company may incur further impairment losses.

Results of Operations for the Six Months Ended June 30, 2008 and 2007
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2008 and 2007. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Six Months
	Ended June 30,
(dollars in thousands)	2008	2007

Specialty
Gross premiums written	$834,722	$938,526
Net premiums written	773,726	886,585
Premiums earned	838,753	885,565
Loss ratio	58.4%	56.9%
Expense ratio	27.9%	26.2%
Combined ratio	86.3%	83.1%

Regional
Gross premiums written	$734,628	$749,297
Net premiums written	638,864	655,430
Premiums earned	620,693	614,179
Loss ratio	65.6%	59.3%
Expense ratio	31.5%	31.0%
Combined ratio	97.1%	90.3%

Alternative Markets
Gross premiums written	$389,245	$404,334
Net premiums written	338,813	351,331
Premiums earned	311,094	321,930
Loss ratio	60.8%	56.7%
Expense ratio	23.5%	23.4%
Combined ratio	84.3%	80.1%

Reinsurance
Gross premiums written	$263,048	$415,235
Net premiums written	248,592	381,566
Premiums earned	284,201	382,264
Loss ratio	64.8%	67.5%
Expense ratio	34.7%	29.5%
Combined ratio	99.5%	97.0%

International
Gross premiums written	$178,340	$141,649
Net premiums written	149,119	116,624
Premiums earned	144,279	122,635
Loss ratio	63.8%	65.5%
Expense ratio	35.8%	32.5%
Combined ratio	99.6%	98.0%

Consolidated
Gross premiums written	$2,399,983	$2,649,041
Net premiums written	2,149,114	2,391,536
Premiums earned	2,199,020	2,326,573
Loss ratio	62.0%	59.7%
Expense ratio	29.7%	28.0%
Combined ratio	91.7%	87.7%

     The following table presents the Company’s net income and net income per diluted share for the six months ended June 30, 2008 and 2007 (amounts in thousands, except per share data):

	2008	2007

Net income	$268,695	$379,059
Weighted average diluted shares	178,723	203,930
Net income per diluted share	$1.50	$1.86

     Net income decreased to $269 million in 2008 from $379 million in 2007 due to lower underwriting profits, lower investment income and realized investment losses. The decrease in the weighted average diluted shares resulted from the Company’s repurchases of its common stock in 2007 and in the first six months of 2008.
     Gross Premiums Written. Gross premiums written were $2.4 billion in 2008, down 9% from 2007. The Company has experienced increased competition and downward pressure on pricing since 2004. This trend continued in 2008, with overall price levels for renewal business declining approximately 6% as compared with the prior year period.
     A summary of gross premiums written in the 2008 compared with 2007 by business segment follows:
•	Specialty gross premiums decreased by 11% to $835 million in 2008 from $939 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, increased 5%. Average prices for renewal policies, adjusted for changes in exposure, decreased 7%. Gross premiums written decreased 23% for premises operations, 22% for products liability, 7% for commercial automobile and 8% for property lines. Gross premiums written increased 13% for professional liability.

•	Regional gross premiums decreased by 2% to $735 million in 2008 from $749 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, increased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written decreased 2% for commercial automobile, 2% for workers’ compensation and 4% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $51 million in 2008 and $49 million in 2007.

•	Alternative markets gross premiums decreased by 4% to $389 million in 2008 from $404 million in 2007. The number of new and renewal policies issued, excluding personal accident business which is a new line of business for the Company, decreased 4% in 2008 (net of policy cancellations). Average prices for renewal policies, adjusted for changes in exposure, decreased 6%. Gross premiums written increased 1% for primary workers’ compensation, decreased 11% for excess workers’ compensation and increased 37% for other business lines. Gross premiums include assigned risk premiums, which are fully reinsured, of $25 million in 2008 and $36 million in 2007.

•	Reinsurance gross premiums decreased by 37% to $263 million in 2008 from $415 million in 2007. Average prices for renewal business decreased 6%. Casualty gross premiums written decreased 31% to $216 million, and property gross premiums written decreased 53% to $48 million.

•	International gross premiums increased by 26% to $178 million in 2008 from $142 million in 2007. Gross premiums in the UK and Continental Europe increased 9% primarily as a result of expanded product offerings. Gross premiums in South America increased 31% as a result of higher price levels and new business. Gross premiums in our Australian branch, which began operating in 2008, were $6 million.

     Premiums Earned. Premiums earned decreased 5% to $2,199 million from $2,327 million in 2007. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2008 are related to business written during both 2008 and 2007. The 5% decrease for 2008 earned premiums reflects the underlying decline in net premiums written in 2007 and 2008.
     Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2008 and 2007 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2008	2007	2008	2007

Fixed maturity securities, including cash	$256,655	$242,908	4.7%	4.7%
Arbitrage trading account and funds	19,353	44,796	4.6%	11.2%
Partnerships and affiliates	(2,668)	24,650	(1.1)%	10.9%
Equity securities available for sale	23,909	20,760	5.9%	5.2%
Other	4,925	5,671

Gross investment income	302,174	338,785	4.7%	5.5%
Investment expenses and interest on funds held	(3,738)	(4,421)

Total	$298,436	$334,364	4.6%	5.4%

     Net investment income decreased 11% to $298 million in 2008 from $334 million in 2007 primarily as a result of lower income from the arbitrage trading account and from partnerships and affiliates. Earnings from arbitrage investments decreased 57% as the dramatic reduction in merger activity that began in late 2007 continued into 2008. The decrease in income from partnership and affiliates is the result of losses incurred by certain real estate investment funds in 2008. Average invested assets (including cash and cash equivalents) increased 5% to $13.0 billion in 2008 from $12.3 billion in 2007 primarily as a result of cash flow from operations, partially offset by cash used for repurchases of the Company’s own common stock.
     Insurance Service Fees. The alternative markets and specialty segments offer fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $52 million in 2008, up from $51 million in 2007, primarily as a result of service fees from an insurance company that was acquired by the Company in October 2007.
     Realized Investment Gains (Losses). Realized investment gains (losses) result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
     Realized investment losses were $28 million in 2008 compared with realized investment gains of $13 million in 2007. Realized investment losses in 2008 reflect $101 million of impairment losses, which were partially offset by realized investment gains of $73 million, including a gain of $70 million from the sale of the Company’s interest in Kiln Ltd. The impairment losses in 2008 included $92 million for financial sector equity securities and $9 million for a private equity investment. The financial sector equity security impairment losses were based primarily on the amount and length of time that these investments had been in an unrealized loss position. The private equity impairment was the result of the investee’s deteriorated financial position.

     Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $52 million in 2008 compared with $19 million in 2007. These revenues were derived from three fixed base operators that were separately purchased in 2007 and 2008. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2008 and 2007 revenues are not comparative since the companies are not included for the same periods.
     Losses and Loss Expenses. Losses and loss expenses decreased to $1,363 million in 2008 from $1,389 million in 2007. The consolidated loss ratio was 62.0% in 2008 compared with 59.7% in 2007. Estimated loss ratios for accident year 2008 were higher due to a decline in price levels, higher expected loss cost trends and inflation and higher weather-related losses. Weather-related losses were $45 million in 2008 compared with $22 million in 2007. The increase in accident year 2008 loss ratios was partially offset by favorable prior year reserve development. Net favorable prior year development was $106 million in 2008 compared with $53 million in 2007. The favorable loss reserve development was primarily related to the specialty segment. The Company also experienced favorable development for the regional, alternative markets and international segments. A summary of loss ratios in 2008 compared with 2007 by business segment follows:
•	Specialty’s loss ratio increased to 58.4% in 2008 from 56.9% in 2007. Estimated loss ratios for accident year 2008 were higher due to a decline in price levels and a more competitive market environment. The increase in accident year 2008 loss ratios was partially offset by favorable reserve development. Net favorable prior year development was $61 million in 2008 compared with $38 million in 2007.

•	The regional loss ratio increased to 65.6% in 2008 from 59.3% in 2007. Estimated loss ratios for accident year 2008 were higher due to a decline in price levels and to higher weather-related losses. Weather-related losses were $45 million in 2008 compared with $22 million in 2007. The increase in accident year 2008 loss ratios was partially offset by favorable reserve development. Net favorable prior year development was $22 million in 2008 compared with $12 million in 2007.

•	Alternative markets’ loss ratio increased to 60.8% from 56.7% 2007. Estimated loss ratios for accident year 2008 were higher due to a decline in price levels and a more competitive market environment. The increase in accident year 2008 loss ratios was partially offset by favorable reserve development. Net favorable prior year development was $25 million in 2008 compared with $18 million in 2007.

•	The reinsurance loss ratio decreased to 64.8% in 2008 from 67.5% in 2007 due to a decline in unfavorable reserve development. Net unfavorable prior year development was $6 million in 2008 compared with $18 million in 2007.

•	The international loss ratio decreased to 63.8% in 2008 from 65.5% in 2007 due to favorable reserve development and a change in the mix of business. Favorable prior year development was $4 million in 2008 compared with $2 million in 2007.
     Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	2008	2007

Underwriting expenses	$653,065	$651,094
Service expenses	44,496	46,642
Other costs and expenses	58,861	59,489

Total	$756,422	$757,225

     Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 29.7% in 2008 from 28.0% in 2007 primarily due to the decline in earned premiums.

     Service expenses, which represent the costs associated with the alternative markets and specialty segments’ fee-based businesses, decreased 5% to $44 million due to lower employment costs.
     Other costs and expenses, which represent expenses not allocated to the business segments, decreased 1% to $59 million.
     Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $51 million in 2008 compared to $18 million in 2007. These expenses represent costs associated with three fixed base operators that were separately purchased in 2007 and 2008. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The results for 2007 included only the results for the first purchased fixed base operator from the date of acquisition. The 2008 and 2007 expenses are not comparative since the companies are not included for the same periods.
     Interest Expense. Interest expense increased 2% to $44 million primarily as a result of the issuance of $250 million of 6.25% senior notes in February 2007, partially offset by the repayment of $89 million of 9.875% senior notes in May 2008.
     Income Taxes. The effective income tax rate was 25% in 2008 and 29% in 2007. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income, which represented a greater portion of pre-tax income in 2008.

Results of Operations for the Three Months Ended June 30, 2008 and 2007
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2008 and 2007. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended June 30,
(dollars in thousands)	2008	2007

Specialty
Gross premiums written	$406,580	$480,674
Net premiums written	375,939	452,610
Premiums earned	409,417	442,110
Loss ratio	58.8%	55.7%
Expense ratio	28.3%	26.4%
Combined ratio	87.1%	82.1%

Regional
Gross premiums written	$361,633	$371,879
Net premiums written	315,288	330,057
Premiums earned	309,424	309,812
Loss ratio	67.6%	60.1%
Expense ratio	31.9%	31.0%
Combined ratio	99.5%	91.1%

Alternative Markets
Gross premiums written	$121,161	$123,906
Net premiums written	100,776	100,808
Premiums earned	155,885	159,266
Loss ratio	64.1%	57.2%
Expense ratio	23.3%	24.2%
Combined ratio	87.4%	81.4%

Reinsurance
Gross premiums written	$126,583	$210,053
Net premiums written	118,946	190,705
Premiums earned	131,767	196,986
Loss ratio	65.7%	70.2%
Expense ratio	34.7%	26.9%
Combined ratio	100.4%	97.1%

International
Gross premiums written	$98,853	$79,167
Net premiums written	80,600	62,584
Premiums earned	68,218	63,466
Loss ratio	63.5%	65.8%
Expense ratio	37.7%	33.3%
Combined ratio	101.2%	99.1%

Consolidated
Gross premiums written	$1,114,810	$1,265,679
Net premiums written	991,549	1,136,764
Premiums earned	1,074,711	1,171,640
Loss ratio	63.2%	60.1%
Expense ratio	30.0%	27.8%
Combined ratio	93.2%	87.9%

     The following table presents the Company’s net income and net income per diluted share for the three months ended June 30, 2008 and 2007 (amounts in thousands, except per share data):

	2008	2007

Net income	$80,257	$190,633
Weighted average diluted shares	173,684	203,922
Net income per diluted share	$.46	$.93
     Net income decreased to $80 million in 2008 from $191 million in 2007 due to realized investment losses of $82 million in 2008 as compared to realized investment gains of $5 million in 2007, lower underwriting profits and lower investment income. The decrease in the weighted average diluted shares resulted from the Company’s repurchases of its common stock in 2007 and in the first six months of 2008.
     Gross Premiums Written. Gross premiums written were $1.1 billion in 2008, down 12% from 2007. The Company has experienced increased competition and downward pressure on pricing since 2004. This trend continued in 2008, with overall price levels for renewal business declining approximately 6% as compared with the prior year period.
     A summary of gross premiums written in the 2008 compared with 2007 by business segment follows:
•	Specialty gross premiums decreased by 15% to $407 million in 2008 from $481 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, increased 6%. Average prices for renewal policies, adjusted for changes in exposure, decreased 7%. Gross premiums written decreased 26% for premises operations, 25% for products liability, 20% for commercial automobile and 13% for property lines. Gross premiums written increased 17% for professional liability.

•	Regional gross premiums decreased by 3% to $362 million in 2008 from $372 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, increased 1%. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written decreased 3% for commercial automobile, 3% for workers’ compensation and 7% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $24 million in 2008 and $21 million in 2007.

•	Alternative markets gross premiums decreased by 2% to $121 million in 2008 from $124 million in 2007. The number of new and renewal policies issued, excluding personal accident business which is a new line of business for the Company, decreased 8% in 2008 (net of policy cancellations). Average prices for renewal policies, adjusted for changes in exposure, decreased 6%. Gross premiums written decreased 8% for primary workers’ compensation, 4% for excess workers’ compensation and 47% for other business lines. Gross premiums include assigned risk premiums, which are fully reinsured, of $10 million in 2008 and $17 million in 2007.

•	Reinsurance gross premiums decreased by 40% to $127 million in 2008 from $210 million in 2007. Average prices for renewal business decreased 8%. Casualty gross premiums written decreased 34% to $104 million, and property gross premiums written decreased 56% to $22 million.

•	International gross premiums increased by 25% to $99 million in 2008 from $79 million in 2007. Gross premiums in the UK and Continental Europe increased 3% primarily as a result of expanded product offerings. Gross premiums in South America increased 33% as a result of higher price levels and new business. Gross premiums in our Australian branch, which began operating in 2008, were $5 million.

     Premiums Earned. Premiums earned decreased 8% to $1,075 million from $1,172 million in 2007. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2008 are related to business written during both 2008 and 2007. The 8% decrease for 2008 earned premiums reflects the underlying decline in net premiums written in 2007 and 2008.
     Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2008 and 2007 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2008	2007	2008	2007

Fixed maturity securities, including cash	$134,623	$123,631	5.0%	4.7%
Arbitrage trading account and funds	15,338	22,596	7.3%	11.1%
Partnerships and affiliates	(8,394)	11,229	(6.9)%	9.9%
Equity securities available for sale	11,184	10,772	5.6%	5.4%
Other	2,287	2,730

Gross investment income	155,038	170,958	4.8%	5.5%
Investment expenses and interest on funds held	(1,099)	(2,015)

Total	$153,939	$168,943	4.8%	5.4%

     Net investment income decreased 9% to $154 million in 2008 from $169 million in 2007 primarily as a result of lower income from partnerships and affiliates due to losses incurred by certain real estate investment funds. Average invested assets (including cash and cash equivalents) increased 3% to $12.9 billion in 2008 from $12.5 billion in 2007 primarily as a result of cash flow from operations.
     Insurance Service Fees. The alternative markets and specialty segments offer fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $25 million in 2008 and 2007.
     Realized Investment Gains (Losses). Realized investment gains (losses) result primarily from sales of securities, as well as from provisions for other than temporary impairment in securities. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
     Realized investment losses were $82 million in 2008 compared with realized investment gains of $5 million in 2007. Realized investment losses in 2008 represent impairment losses for financial sector equity securities. These equity security impairment losses were based primarily on the amount and length of time that these investments had been in an unrealized loss position.
     Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $27 million in 2008 compared with $15 million in 2007. These revenues were derived from three fixed base operators that were separately purchased in 2007 and 2008. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2008 and 2007 revenues are not comparative since the companies are not included for the same periods.

     Losses and Loss Expenses. Losses and loss expenses decreased to $680 million in 2008 from $704 million in 2007. The consolidated loss ratio was 63.2% in 2008 compared with 60.1% in 2007. Estimated loss ratios for accident year 2008 were higher due to a decline in price levels, higher expected loss cost trends and inflation and higher weather-related losses. Weather-related losses were $31 million in 2008 compared with $16 million in 2007. The increase in accident year 2008 loss ratios was partially offset by favorable prior year reserve development. Net favorable prior year development was $52 million in 2008 compared with $32 million in 2007. The favorable loss reserve development was primarily related to the specialty segment. The Company also experienced favorable development for the regional, alternative markets and international segments. A summary of loss ratios in 2008 compared with 2007 by business segment follows:
•	Specialty’s loss ratio increased to 58.8% in 2008 from 55.7% in 2007 as higher estimated loss ratios for accident year 2008 were partially offset by favorable reserve development. Favorable prior year development was $36 million in 2008 compared with $24 million in 2007.

•	The regional loss ratio increased to 67.6% in 2008 from 60.1% in 2007. Estimated loss ratios for accident year 2008 were higher due to a decline in price levels and to higher weather-related losses. Weather-related losses were $31 million in 2008 compared with $16 million in 2007. The increase in accident year 2008 estimated loss ratios was partially offset by favorable reserve development. Net favorable prior year development was $16 million in 2008 compared with $9 million in 2007.

•	Alternative markets’ loss ratio increased to 64.1% from 57.2% 2007 as higher estimated loss ratios for accident year 2008 were partially offset by favorable reserve development. Net favorable prior year development was $5 million in 2008 compared with $6 million in 2007.

•	The reinsurance loss ratio decreased to 65.7% in 2008 from 70.2% in 2007 primarily due to a decline in unfavorable reserve development and to a change in the mix of business. Net unfavorable prior year development was $5 million in 2008 compared with $9 million in 2007.

•	The international loss ratio decreased to 63.5% in 2008 from 65.8% in 2007 primarily due to a change in the mix of business. Favorable prior year development was $0.3 million in 2008 compared with $1.3 million in 2007.
     Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	2008	2007

Underwriting expenses	$322,197	$325,177
Service expenses	21,631	23,046
Other costs and expenses	32,421	28,381

Total	$376,249	$376,604

     Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses decreased 1% in 2008 primarily as a result of lower commissions, partially offset by higher employment costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 30.0% in 2008 compared with 27.8% in 2007 primarily due to the decline in earned premiums.
     Service expenses, which represent the costs associated with the alternative markets and specialty segments’ fee-based businesses, decreased 6% to $22 million due to lower employment costs.

     Other costs and expenses, which represent expenses not allocated to the business segments, increased 14% to $32 million primarily as a result of increased employment costs.
     Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $26 million in 2008 compared to $13 million in 2007. These expenses represent costs associated with three fixed base operators that were separately purchased in 2007 and 2008. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The results for 2007 included only the results for the first purchased fixed base operator from the date of acquisition. The 2008 and 2007 expenses are not comparative since the companies are not included for the same periods.
     Interest Expense. Interest expense decreased 6% to $21 million primarily as a result of the repayment of $89 million of 9.875% senior notes in May 2008.
     Income Taxes. The effective income tax rate was 16% in 2008 and 29% in 2007. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income, which represented a greater portion of pre-tax income in 2008.
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
     The carrying value of the Company’s investment portfolio and investment-related assets as of June 30, 2008 and December 31, 2007 were as follows (dollars in thousands):

	2008	2007

Fixed maturity securities	$9,814,839	$9,840,291
Equity securities available for sale	728,526	726,562
Arbitrage trading account	252,981	301,786
Investment in arbitrage funds	218,677	210,740
Partnerships and affiliates	500,351	545,937
Loans receivable	268,249	268,206

Total investments	11,783,623	11,893,522

Cash and cash equivalents	614,700	951,863
Trading account receivables	402,399	409,926
Trading account securities sold but not yet purchased	(56,445)	(67,139)
Unsettled sales (purchases)	(18,009)	130

Total	$12,726,268	$13,188,302

     Fixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At June 30, 2008 (as compared to December 31, 2007), the fixed maturities portfolio mix was as follows: U.S. Government securities were 11% (15% in 2007); state and municipal securities were 57% (53% in 2007); corporate securities were 10% (11% in 2007); mortgage-backed securities were 18% (18% in 2007); and foreign bonds were 4% (3% in 2007).
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
     Partnerships and Affiliates. At June 30, 2008 and December 31, 2007, the Company’s investment in partnerships and affiliates was $500 million and $546 million, respectively, and included investments in real estate funds of $297 million and $294 million, respectively.
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
Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities decreased to $405 million in 2008 from $637 million in 2007 due to a decline in premiums collected and investment income received as well as an increase in paid losses. Cash flow provided by operating activities in 2008 includes cash transfers from the arbitrage trading account of $50 million.

     The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 82% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2008. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Financing Activity
     In the first six months of 2008, the Company repurchased 17,551,667 shares of its common stock for $490 million. In January, 2008, the Company repaid $12 million of subsidiary debt. In February, 2008, the Company repaid $89 million of 9.875% senior notes.
     At June 30, 2008, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,271 million and a face amount of $1,288 million. The maturities of the outstanding debt are $1 million in 2008, $1 million in 2009, $150 million in 2010, $2 million in 2012, $200 million in 2013, $200 million in 2015, $150 million in 2019, $77 million in 2022, $7 million in 2035 (prepayable in 2010), $250 million in 2037 and $250 million in 2045 (prepayable in 2010).
     At June 30, 2008, stockholders’ equity was $3.3 billion and total capitalization (stockholders’ equity, senior notes, junior subordinated debentures and other debt) was $4.5 billion. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 28% at June 30, 2008 and at December 31, 2007.
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
     The duration of the investment portfolio was 3.5 years at June 30, 2008 and 3.3 years at December 31, 2007. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2007.

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
     Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans or
	purchased	share	or programs	programs (1)
April 2008	2,383,600	$26.52	2,383,600	4,509,800
May 2008	3,266,067	26.99	3,266,067	8,285,700
June 2008	1,511,900	25.41	1,511,900	6,773,800

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,000,000 shares that was approved by the Board of Directors on May 21, 2008. The Company’s repurchase authorization was again increased to 10,000,000 shares by its Board of Directors on July 29, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on May 28, 2008. The meeting involved the election of three directors for a term to expire at the Annual Meeting of Stockholders to be held in the year 2011 and the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year 2008. The directors elected and the results of the voting are as follows:
     (i) Election of Directors:

Nominee	Votes For	Votes Withheld
Rodney A. Hawes, Jr.	151,475,708	3,457,490
Jack H. Nusbaum	84,599,927	70,333,271
Mark L. Shapiro	150,570,269	4,362,929
     (ii) Ratification of Accounting Firm:

Votes For	Votes Against	Votes Abstained
153,710,226	1,153,405	69,567

Item 6. Exhibits
     Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: August 8, 2008	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: August 8, 2008	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President, Chief Financial Officer and Treasurer