Form 10-Q
period 2008-09-30
BERKLEY W R CORP
filed 2008-11-10
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Yes ☐      No ☑
Number of shares of common stock, $.20 par value, outstanding as of November 3, 2008: 161,244,824.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$9,414,529	$9,840,291
Equity securities available for sale	469,719	726,562
Arbitrage trading account	263,387	301,786
Investment in arbitrage funds	212,218	210,740
Partnerships and affiliates	550,292	545,937
Loans receivable	308,181	268,206

Total investments	11,218,326	11,893,522

Cash and cash equivalents	1,003,875	951,863
Premiums and fees receivable	1,155,685	1,199,002
Due from reinsurers	945,015	904,509
Accrued investment income	114,296	134,872
Prepaid reinsurance premiums	188,061	179,495
Deferred policy acquisition costs	434,928	455,244
Real estate, furniture and equipment	218,608	204,252
Deferred Federal and foreign income taxes	337,362	186,669
Goodwill	106,591	102,462
Trading account receivable from brokers and clearing organizations	395,391	409,926
Other assets	299,572	210,354

Total assets	$16,417,710	$16,832,170

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for losses and loss expenses	$9,076,876	$8,678,034
Unearned premiums	2,132,638	2,240,690
Due to reinsurers	108,767	108,178
Trading account securities sold but not yet purchased	57,020	67,139
Other liabilities	713,429	761,690
Junior subordinated debentures	249,533	249,375
Senior notes and other debt	1,024,758	1,121,793

Total liabilities	13,363,021	13,226,899

Minority interest	5,248	35,496

Stockholders’ equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 162,149,253 and 180,320,775 shares	47,024	47,024
Additional paid-in capital	915,756	907,016
Retained earnings	3,461,294	3,248,762
Accumulated other comprehensive income (loss)	(180,766)	53,201
Treasury stock, at cost, 72,968,665 and 54,797,143 shares	(1,193,867)	(686,228)

Total stockholders’ equity	3,049,441	3,569,775

Total liabilities and stockholders’ equity	$16,417,710	$16,832,170

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Net premiums written	$996,333	$1,132,489	$3,145,447	$3,524,025
Change in unearned premiums	58,908	43,075	108,814	(21,888)

Net premiums earned	1,055,241	1,175,564	3,254,261	3,502,137
Net investment income	153,402	165,790	451,838	500,154
Insurance service fees	25,628	23,690	77,501	75,026
Realized investment gains (losses)	(220,030)	812	(248,167)	13,482
Revenues from wholly-owned investees	40,496	41,739	92,515	61,227
Other income	893	437	2,025	1,610

Total revenues	1,055,630	1,408,032	3,629,973	4,153,636

Expenses:
Losses and loss expenses	694,254	706,374	2,056,998	2,095,190
Other operating expenses	358,580	382,530	1,115,002	1,139,755
Expenses from wholly-owned investees	39,337	38,718	90,615	56,515
Interest expense	20,251	22,707	64,391	66,107

Total expenses	1,112,422	1,150,329	3,327,006	3,357,567

Income (loss) before income taxes and minority interest	(56,792)	257,703	302,967	796,069
Income tax benefit (expense)	28,964	(76,344)	(61,915)	(234,855)
Minority interest	(52)	(896)	(237)	(1,692)

Net income (loss)	$(27,880)	$180,463	$240,815	$559,522

Earnings (loss) per share:
Basic	$(.17)	$.97	$1.43	$2.93

Diluted	$(.17)	$.93	$1.37	$2.81

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollars in thousands)

	For The Nine Months
	Ended September 30,
	2008	2007
Common stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$907,016	$859,787
Stock options exercised, including tax benefits	(9,093)	26,929
Restricted stock units expensed	17,381	14,092
Stock options expensed	160	596
Stock issued to directors and others	292	384

End of period	$915,756	$901,788

Retained earnings:
Beginning of period	$3,248,762	$2,542,744
Net income	240,815	559,522
Dividends	(28,283)	(28,614)

End of period	$3,461,294	$3,073,652

Accumulated other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Beginning of period	$52,497	$121,961
Net change in period	(206,973)	(38,845)

End of period	(154,476)	83,116

Currency translation adjustments:
Beginning of period	$18,060	$3,748
Net change in period	(28,477)	17,787

End of period	(10,417)	21,535

Net pension asset:
Beginning of period	$(17,356)	$(14,096)
Net change in period	1,483	926

End of period	(15,873)	(13,170)

Total accumulated other comprehensive income (loss)	$(180,766)	$91,481

Treasury stock:
Beginning of period	$(686,228)	$(226,009)
Stock repurchases	(534,584)	(395,977)
Stock options exercised	26,146	24,654
Stock issued to directors and others	799	117

End of period	$(1,193,867)	$(597,215)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash from operating activities:
Net income	$240,815	$559,522
Adjustments to reconcile net income to net cash flows from operating activities:
Realized investment (gains) losses	248,167	(13,482)
Depreciation and amortization	60,359	61,848
Minority interest	237	1,692
Equity in undistributed earnings of partnerships and affiliates	(26,327)	(23,043)
Stock incentive plans	18,190	15,421
Change in:
Trading account securities and related accounts	38,399	(51,694)
Investment in arbitrage funds	(1,478)	(19,497)
Trading account receivables from broker and clearing organization	14,535	36,306
Trading account securities sold but not yet purchased	(10,119)	(23,924)
Premiums and fees receivable	35,832	(47,158)
Due from reinsurers	(42,939)	23,472
Accrued investment income	20,239	(12,468)
Prepaid reinsurance premiums	(10,495)	(13,837)
Deferred policy acquisition costs	18,157	(12,070)
Deferred income taxes	(40,794)	9,040
Other assets	2,024	(22,670)
Reserves for losses and loss expenses	428,373	648,043
Unearned premiums	(97,987)	36,375
Due to reinsurers	5,556	(25,352)
Other liabilities	(120,892)	3,525

Net cash from operating activities	779,852	1,130,049

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	765,460	1,372,540
Equity securities	132,731	321,257
Maturities and prepayments of fixed maturity securities	1,005,827	984,504
Distributions from partnerships and affiliates	191,082	81,437
Cost of purchases, excluding trading account:
Fixed maturity securities and loans receivable	(1,752,366)	(3,299,106)
Equity securities	(185,561)	(469,428)
Investments in partnerships and affiliates	(119,460)	(92,649)
Change in balances due to/from brokers	(25,006)	24,979
Net additions to real estate, furniture and equipment	(29,098)	(21,388)
Payment for business purchased, net of cash acquired	(47,622)	(61,851)
Proceeds from sale of business, net of cash divested	—	(2,061)

Net cash used in investing activities	(64,013)	(1,161,766)

Cash flows used in financing activities:
Stock repurchases	(534,584)	(395,977)

Net proceeds from issuance of senior notes and other debt	3,000	246,644
Repayment of senior notes and other debt	(103,484)	(704)
Cash dividends	(37,897)	(27,104)
Bank deposits received	15,657	10,215
Advances from (repayments to) Federal Home Loan Bank	7,450	(2,075)
Net proceeds from stock options exercised	12,629	23,702
Proceeds from (purchase of) minority shares	77	(33)
Other	—	3,431

Net cash used in financing activities	(637,152)	(141,901)
Changes in cash due to foreign exchange rates	(26,675)	10,650

Net increase (decrease) in cash and cash equivalents	52,012	(162,968)
Cash and cash equivalents at beginning of year	951,863	754,247

Cash and cash equivalents at end of period	$1,003,875	$591,279

Supplemental disclosure of cash flow information:
Interest paid	$74,300	$62,530

Federal income taxes paid, net	$171,693	$202,933

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
     The weighted average number of common shares used in the computation of basic and diluted earnings (loss) per share was as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Average shares outstanding:
Basic	162,675	186,601	168,826	190,659
Diluted (1)	162,675	193,719	175,369	199,247

(1)	For the three months ended September 30, 2008, the anti-dilutive effects of 6,086 potential common shares outstanding were excluded from the outstanding diluted shares due to the third quarter net loss.
     In the opinion of management, the financial information reflects all adjustments that are necessary for a fair presentation of financial position and results of operations for the interim periods. Seasonal weather variations and natural and man-made catastrophes can have a significant impact on the results of any one or more reporting periods.

2. COMPREHENSIVE INCOME (LOSS)
     The following is a reconciliation of comprehensive income (loss) (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(27,880)	$180,463	$240,815	$559,522
Other comprehensive income (loss):
Change in unrealized foreign exchange gains (losses)	(33,433)	5,244	(28,477)	17,787
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	(261,628)	53,501	(368,301)	(30,115)
Reclassification adjustment for realized (gains) losses included in net income, net of taxes	143,020	(517)	161,328	(8,730)
Change in unrecognized pension obligation, net of income taxes	495	309	1,483	926

Other comprehensive income (loss)	(151,546)	58,537	(233,967)	(20,132)

Comprehensive income (loss)	$(179,426)	$239,000	$6,848	$539,390

3. INVESTMENTS
     At September 30, 2008 and December 31, 2007, investments in fixed maturity securities and equity securities available for sale were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2008
Fixed maturity securities
Held to maturity	$126,092	$6,162	$(2,692)	$129,562
Available for sale	9,454,791	77,549	(243,903)	9,288,437
Equity securities
Common stocks	129,217	53,173	(44,591)	137,799
Preferred stocks	414,814	456	(83,350)	331,920

Total	$10,124,914	$137,340	$(374,536)	$9,887,718

December 31, 2007
Fixed maturity securities
Held to maturity	$130,111	$12,179	$(64)	$142,226
Available for sale	9,602,984	140,419	(33,223)	9,710,180
Equity securities
Common stocks	93,425	54,079	—	147,504
Preferred stocks	677,848	2,571	(101,361)	579,058

Total	$10,504,368	$209,248	$(134,648)	$10,578,968

3. INVESTMENTS CONTINUED
     The following table summarizes all securities in an unrealized loss position at September 30, 2008 and December 31, 2007 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2008
U.S. government and agency	$341,770	$3,254	$29,903	$610	$371,673	$3,864
State and municipal	2,803,960	71,012	441,685	36,773	3,245,645	107,785
Mortgage-backed securities	598,048	27,708	231,350	25,071	829,398	52,779
Corporate	498,199	42,456	261,765	37,793	759,964	80,249
Foreign	42,005	1,918	—	—	42,005	1,918

Fixed maturity securities	4,283,982	146,348	964,703	100,247	5,248,685	246,595
Common stocks	59,573	44,591	—	—	59,573	44,591
Preferred stocks	158,221	54,475	59,846	28,875	218,067	83,350

Total	$4,501,776	$245,414	$1,024,549	$129,122	$5,526,325	$374,536

December 31, 2007
U.S. government and agency	$28,059	$160	$16,770	$989	$44,829	$1,149
State and municipal	439,307	6,711	517,768	5,808	957,075	12,519
Mortgage-backed securities	212,769	3,040	488,392	6,242	701,161	9,282
Corporate	169,732	4,940	262,731	4,406	432,463	9,346
Foreign	57,129	985	14,807	6	71,936	991

Fixed maturity securities	906,996	15,836	1,300,468	17,451	2,207,464	33,287
Preferred stocks	465,933	94,188	39,600	7,173	505,533	101,361

Total	$1,372,929	$110,024	$1,340,068	$24,624	$2,712,997	$134,648

     At September 30, 2008, gross unrealized losses for fixed maturity securities were $247 million. All of these securities are classified as available for sale. In assessing other than temporary impairments of fixed maturity securities, the Company assesses the issuer’s ability to continue to meet its contractual payment obligations as they become due and the Company’s ability and intent to hold the investment until it recovers or matures. Management believes these unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors.
     At September 30, 2008, gross unrealized losses for preferred stocks were $83 million. All of these securities are classified as available for sale. The Company has the ability and intent to hold these securities at least until the investment impairment is recovered. In assessing other than temporary impairments of perpetual preferred stocks, the Company applies an impairment model similar to that used for a fixed maturity security provided there has been no evidence of deterioration in the credit of the issuer. The preferred securities in an unrealized loss position are investment grade securities issued by banks, insurers and real estate investment trusts (“REITs”). Management believes these unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors.
     At September 30, 2008, the Company owned one common stock in an unrealized loss position. The stock, which was issued by a REIT, had a fair value of $60 million and an unrealized loss of $45 million. The stock has been in an unrealized loss position for less than six months. Management believes this unrealized loss is due primarily to temporary market and sector-related factors rather than to issuer-specific factors.
     Write downs for other-than-temporary impairments were $329 million in the first nine months of 2008. These impairment charges included $263 million from the write down of preferred stocks issued by Fannie Mae and Freddie Mac, which were placed into conservatorship in September 2008. Impairment losses also included $58 million for preferred stocks issued by banks, insurers and REITs and $8 million for a private equity investment.

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
     The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 by level (dollars in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities available for sale	$9,288,437	$—	$9,083,656	$204,781
Equity securities available for sale	469,719	76,975	280,210	112,534
Arbitrage trading account	263,387	201,630	61,404	353

Total assets	$10,021,543	$278,605	$9,425,270	$317,668

Liabilities:
Securities sold but not yet purchased	$57,020	$57,020	$—	$—

4. FAIR VALUE MEASURES — CONTINUED
     The following table summarizes changes in Level 3 assets (dollars in thousands):

			Equity
			Securities	Arbitrage
		Fixed	Available	Trading
	Total	Maturities	for Sale	Account
Balance as of January 1, 2008	$90,918	$23,725	$62,911	$4,282
Realized and unrealized gains and losses:
Included in earnings	(4,589)	(4,589)	—	—
Included in other comprehensive loss	(3,160)	(11,458)	8,298	—
Purchases, sales and maturities, net	105,786	68,743	41,325	(4,282)
Transfer in of securities for which observable inputs are no longer available	128,713	128,360	—	353

Balance as of September 30, 2008	$317,668	$204,781	$112,534	$353

5. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $3.6 million and $2.9 million as of September 30, 2008 and December 31, 2007, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statements of income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Ceded premiums earned	$131,491	$123,597	$372,243	$355,654
Ceded losses incurred	$151,578	$71,631	$240,501	$207,755
6. INCOME TAXES
     The income tax provision has been computed based on the Company’s estimated annual effective tax rate, which differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
     As of September 30, 2008, the deferred tax asset includes amounts related to unrealized investment losses and impaired securities of $87 million and $82 million, respectively. Realization of the deferred tax asset is dependent upon the Company’s prior period capital gains available for carryback and its ability to generate sufficient taxable capital gains in future carryforward periods. Management anticipates that future taxable capital gains will be sufficient for the realization of this asset.

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
     Our regional segment provides commercial insurance products to customers primarily in 44 states. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the Company. The regional operations are organized geographically based on markets served.
     Our alternative markets segment specializes in developing, insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms. Its clients include employers, employer groups, insurers and alternative market funds seeking less costly, more efficient ways to manage exposure to risks. In addition to providing insurance, the alternative markets segment also provides a wide variety of fee-based services, including consulting and administrative services.
     Our reinsurance segment specializes in underwriting property casualty reinsurance on both a treaty and a facultative basis. The principal reinsurance units are facultative reinsurance, which writes individual certificates and program facultative business, treaty reinsurance, which functions as a traditional reinsurer in specialty and standard reinsurance lines, and Lloyd’s reinsurance, which writes property and casualty reinsurance through Lloyd’s.
     Our international segment offers personal and commercial property casualty insurance in South America and commercial insurance and reinsurance in the United Kingdom, Continental Europe, Australia and Hong Kong.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate on investment income plus the statutory rate on non-investment income.

7. INDUSTRY SEGMENTS (continued)
     Summary financial information about the Company’s operating segments is presented in the following table. Net income by segment consists of revenues less expenses related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
					Pre-tax	Net
	Earned	Investment			Income	Income
(dollars in thousands)	Premiums	Income	Other	Total	(Loss)	(Loss)
For the three months ended September 30, 2008:
Specialty	$389,967	$54,512	$901	$445,380	$87,147	$63,886
Regional	306,892	23,594	—	330,486	17,894	14,764
Alternative markets	157,149	30,526	24,730	212,405	51,800	37,722
Reinsurance	124,710	33,675	—	158,385	29,540	23,674
International	76,523	9,657	—	86,180	13,440	8,221
Corporate and eliminations and other (1)	—	1,438	(178,644)	(177,206)	(256,613)	(176,147)

Consolidated	$1,055,241	$153,402	$(153,013)	$1,055,630	$(56,792)	$(27,880)

For the three months ended September 30, 2007
Specialty	$441,944	$56,392	$—	$498,336	$124,391	$86,620
Regional	315,358	23,939	—	339,297	53,507	37,226
Alternative markets	165,686	31,096	23,690	220,472	60,006	42,182
Reinsurance	190,559	36,067	—	226,626	44,894	32,876
International	62,017	9,445	—	71,462	11,306	7,868
Corporate and eliminations and other (1)	—	8,851	42,988	51,839	(36,401)	(26,309)

Consolidated	$1,175,564	$165,790	$66,678	$1,408,032	$257,703	$180,463

(1)	Corporate and eliminations and other represent corporate revenues and expenses, realized investment gains and losses and other items that are not allocated to business segments.

7. INDUSTRY SEGMENTS (continued)

	Revenues
					Pre-tax	Net
	Earned	Investment			Income	Income
(dollars in thousands)	Premiums	Income	Other	Total	(Loss)	(Loss)
For the nine months ended September 30, 2008:
Specialty	$1,228,720	$160,852	$2,921	$1,392,493	$308,662	$221,493
Regional	927,585	68,909	—	996,494	80,973	61,570
Alternative markets	468,243	88,730	74,589	631,562	165,480	119,070
Reinsurance	408,911	99,132	—	508,043	96,473	75,565
International	220,802	28,007	—	248,809	31,365	18,934
Corporate and eliminations and other (1)	—	6,208	(153,636)	(147,428)	(379,986)	(255,817)

Consolidated	$3,254,261	$451,838	$(76,126)	$3,629,973	$302,967	$240,815

For the nine months ended September 30, 2007:
Specialty	$1,327,509	$170,868	$—	$1,498,377	$388,946	$269,902
Regional	929,537	71,849	—	1,001,386	160,731	111,660
Alternative markets	487,616	93,624	75,026	656,266	191,316	133,718
Reinsurance	572,823	116,625	—	689,448	137,193	100,838
International	184,652	26,045	—	210,697	26,577	18,170
Corporate and eliminations and other (1)	—	21,143	76,319	97,462	(108,694)	(74,766)

Consolidated	$3,502,137	$500,154	$151,345	$4,153,636	$796,069	$559,522

(1)	Corporate and eliminations and other represent corporate revenues and expenses, realized investment gains and losses and other items that are not allocated to business segments.
     Identifiable assets by segment are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Specialty	$5,643,839	$5,887,363
Regional	2,709,379	2,717,199
Alternative markets	3,490,353	3,261,318
Reinsurance	4,419,004	4,912,732
International	956,534	870,404
Corporate and eliminations	(801,399)	(816,846)

Consolidated	$16,417,710	$16,832,170

7. INDUSTRY SEGMENTS (continued)
Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Premises operations	$139,579	$180,607	$458,254	$550,431
Automobile	67,785	70,608	203,017	208,672
Property	47,295	54,875	156,834	155,263
Products liability	43,172	55,471	142,047	173,603
Professional liability	38,221	38,812	116,418	116,311
Other	53,915	41,571	152,150	123,229

Specialty	389,967	441,944	1,228,720	1,327,509

Commercial multiple peril	111,492	118,576	341,028	353,669
Automobile	91,153	93,323	272,989	271,132
Workers’ compensation	61,795	62,552	188,593	187,724
Other	42,452	40,907	124,975	117,012

Regional	306,892	315,358	927,585	929,537

Excess workers’ compensation	73,327	79,838	214,594	233,390
Primary workers’ compensation	60,473	62,647	183,055	188,311
Other	23,349	23,201	70,594	65,915

Alternative markets	157,149	165,686	468,243	487,616

Casualty	109,294	155,599	350,145	479,946
Property	15,416	34,960	58,766	92,877

Reinsurance	124,710	190,559	408,911	572,823

International	76,523	62,017	220,802	184,652

Total	$1,055,241	$1,175,564	$3,254,261	$3,502,137

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

SAFE HARBOR STATEMENT
     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as ‘believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2008 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to, the cyclical nature of the property casualty industry, the long-tail and potentially volatile nature of the insurance and reinsurance business, product demand and pricing, claims development and the process of estimating reserves, the uncertain nature of damage theories and loss amounts, natural and man-made catastrophic losses, including as a result of terrorist activities, the impact of significant and increasing competition, the success of our new ventures or acquisitions and the availability of other opportunities, the availability of reinsurance, exposure as to coverage for terrorist acts, our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007, the ability of our reinsurers to pay reinsurance recoverables owed to us, the potential impact of the current conditions in the financial markets on our results and financial condition, particularly if such conditions continue, the potential impact of current legislative, regulatory, accounting and other initiatives taken or which may be taken in response to the current conditions in the financial markets, investment risks, including those of our portfolio of fixed income securities and investments in equity securities, including investments in financial institutions, merger arbitrage and private equity investments, exchange rate and political risks relating to our international operations, other legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance or reinsurance industry, changes in the ratings assigned to us or our insurance company subsidiaries by ratings agencies, the availability of dividends from our insurance company subsidiaries, our ability to attract and retain qualified employees, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause actual results of the industry or our actual results for the year 2008 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any projections of growth in the Company’s net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
     Available insurance capacity has increased in recent years, increasing competition in the industry and putting downward pressure on pricing and terms and conditions. In 2007, we saw increased competition and decreased prices across most of our business segments. This trend of increased competition and decreased prices has continued in 2008 and, although there are signs of it beginning to ease, we expect it to continue in 2009.
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

	Frequency (+/-)
Severity (+/-)	1%	5%	10%

1%	$57,037	$171,678	$314,979
5%	171,678	290,859	439,835
10%	314,979	439,835	595,906

     Our net reserves for losses and loss expenses of $8.2 billion as of September 30, 2008 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
     Approximately $1.9 billion, or 23%, of the Company’s net loss reserves as of September 30, 2008 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007

Specialty	$2,960,105	$2,853,479
Regional	1,323,744	1,218,703
Alternative Markets	1,668,405	1,558,643
Reinsurance	1,888,430	1,884,051
International	335,547	308,021

Net reserves for losses and loss expenses	8,176,231	7,822,897
Ceded reserves for losses and loss expenses	900,645	855,137

Gross reserves for losses and loss expenses	$9,076,876	$8,678,034

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	Reported Case	Incurred But
	Reserves	Not Reported	Total

September 30, 2008
General liability	$802,899	$2,190,039	$2,992,938
Workers’ compensation	975,716	996,235	1,971,951
Commercial automobile	390,080	224,714	614,794
International	158,373	177,174	335,547
Other	154,527	218,044	372,571

Total primary	2,481,595	3,806,206	6,287,801
Reinsurance	808,964	1,079,466	1,888,430

Total	$3,290,559	$4,885,672	$8,176,231

December 31, 2007
General liability	$756,121	$2,095,913	$2,852,034
Workers’ compensation	915,588	929,875	1,845,463
Commercial automobile	377,922	223,767	601,689
International	118,807	189,214	308,021
Other	135,221	196,418	331,639

Total primary	2,303,659	3,635,187	5,938,846
Reinsurance	795,922	1,088,129	1,884,051

Total	$3,099,581	$4,723,316	$7,822,897

     For the nine months ended September 30, 2008, the Company reported losses and loss expenses of $2,057 million. Estimates for claims occurring in prior years decreased by $155 million ($152 million for primary business and $3 million for assumed reinsurance). On an accident year basis, the change in prior year reserves is comprised of an increase in estimates for claims occurring in accident years 2002 and prior of $54 million and a decrease in estimates for claims occurring in accident years 2003 through 2007 of $209 million. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
     Case reserves for primary business increased 8% to $2.5 billion as a result of an 11% increase in the number of outstanding claims and a 3% decrease in the average case reserve per claim. Reserves for incurred but not reported losses for primary business increased 5% to $3.8 billion at September 30, 2008 from $3.6 billion at December 31, 2007. By segment, prior year reserves decreased by $92 million for specialty, $30 million for alternative markets, $23 million for regional and $7 million for international. By line of business, prior year reserves decreased by $99 million for general liability, $27 million for workers’ compensation, $13 million for commercial automobile and $13 million for property. The decrease in prior year reserves for general liability reflects the favorable loss reserve trends for excess and surplus lines for accident years 2003 through 2007.
     Case reserves for reinsurance business increased to $809 million at September 30, 2008 from $796 million at December 31, 2007. Reserves for incurred but not reported losses for reinsurance business decreased to $1,079 million at September 30, 2008 from $1,088 million at December 31, 2007. Prior year reserves decreased by $3 million.

     Loss Reserve Discount. The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These discount rates range from 3.7% to 6.5%, with a weighted average discount rate of 4.9%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.6%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $846 million and $788 million as of September 30, 2008 and December 31, 2007, respectively.
     Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $50 million and $69 million at September 30, 2008 and December 31, 2007, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate premiums to be received under its assumed reinsurance agreements.
     Other Than Temporary Declines in the Value of Investments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other than temporary. An other than temporary decline is considered to occur in investments where there has been a sustained reduction in market value and where the Company does not expect the fair value to recover prior to the time of sale or maturity. Management regularly reviews securities that have a fair value less than cost to determine whether an other than temporary impairment has occurred. If a decline in value is considered other than temporary, the Company reduces the carrying value of the security and reports a realized loss on its statement of income.
     In determining whether declines in fair values of fixed maturity securities and perpetual preferred stocks are other than temporary, management assesses the issuer’s ability to continue to meet its contractual payment obligations as they become due and whether the Company has the ability and intent to hold the investment until it recovers or matures. The Company’s assessment of its intent to hold an investment until it recovers or matures is based on conditions at the time the assessment is made, including general market conditions, the Company’s overall investment strategy and management’s view of the underlying value of an investment relative to its current price.
     In determining whether declines in fair values of common stock are other than temporary, management assesses 1) the severity and duration of the impairment, 2) the historic and implied volatility of the security, 3) recoveries or additional declines in fair value subsequent to the balance sheet date, 4) the financial condition and near-term prospects of the issuer, 5) whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security and 6) the length of the forecasted recovery period.

     The following table provides a summary of all securities for which fair value is less than amortized cost at September 30, 2008 (dollars in thousands):

		Gross
	Aggregate	Unrealized
	Fair Value	Loss

Fixed maturity securities	$5,248,685	$246,595
Common stocks	59,573	44,591
Preferred stocks	218,067	83,350

Total	$5,526,325	$374,536

     The following table provides a summary of all fixed maturity securities for which unrealized losses were 20% or greater than amortized cost at September 30, 2008 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):
Fixed Maturity Securities

			Gross
	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss

Unrealized Loss 20% or Greater
Less than six months	2	$2,718	$1,484
Six months to less than nine months	3	2,498	2,879
Nine months to less than twelve months	4	12,469	11,842
Twelve months or greater	7	89,132	36,651

Total	16	$106,817	$52,856

     At September 30, 2008, gross unrealized losses for fixed maturity securities were $247 million. All of these securities are classified as available for sale. In assessing other than temporary impairments of fixed maturity securities, the Company assesses the issuer’s ability to continue to meet its contractual payment obligations as they become due and the Company’s ability and intent to hold the investment until it recovers or matures. Management believes these unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors.
     The following table provides a summary of all preferred stocks for which unrealized losses were 20% or greater than amortized cost at September 30, 2008 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):
Preferred Stocks

			Gross
	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss

Unrealized Loss 20% or Greater
Less than six months	4	$32,908	$13,144
Six months to less than nine months	10	25,013	11,283
Nine months to less than twelve months	2	23,875	21,004
Twelve months or greater	22	49,687	26,887

Total	38	$131,483	$72,318

     At September 30, 2008, gross unrealized losses for preferred stocks were $83 million. All of these securities are classified as available for sale. The Company has the ability and intent to hold these securities at least until the investment impairment is recovered. In assessing other than temporary impairments of perpetual preferred stocks, the Company applies an impairment model similar to that used for a fixed maturity security provided there has been no evidence of deterioration in credit of the issuer. The preferred stocks in an unrealized loss position are investment grade securities issued by banks, insurers and REITs. Management believes these unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors.
     At September 30, 2008, the Company owned one common stock in an unrealized loss position. The stock, which was issued by a REIT, had a fair value of $60 million and an unrealized loss of $45 million. The stock has been in an unrealized loss position for less than six months. Management believes this unrealized loss is due primarily to temporary market and sector-related factors rather than to issuer-specific factors.
     Write downs for other-than-temporary impairments were $329 million in the first nine months of 2008. These impairment charges included $263 million from the write down of preferred stocks issued by Fannie Mae and Freddie Mac, which were placed into conservatorship in September 2008. Impairment losses also included $58 million for preferred stocks issued by banks, insurers and REITs and $8 million for a private equity investment.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007
Business Segment Results
     The following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2008 and 2007. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Nine Months
	Ended September 30,
(dollars in thousands)	2008	2007

Specialty
Gross premiums written	$1,207,800	$1,366,404
Net premiums written	1,109,508	1,288,917
Premiums earned	1,228,720	1,327,509
Loss ratio	59.9%	57.2%
Expense ratio	28.2%	26.4%
Combined ratio	88.1%	83.6%

Regional
Gross premiums written	$1,077,644	$1,104,431
Net premiums written	938,368	968,146
Premiums earned	927,585	929,537
Loss ratio	66.8%	59.1%
Expense ratio	31.9%	31.3%
Combined ratio	98.7%	90.4%

Alternative Markets
Gross premiums written	$590,592	$618,654
Net premiums written	517,447	541,578
Premiums earned	468,243	487,616
Loss ratio	62.2%	57.9%
Expense ratio	23.8%	23.3%
Combined ratio	86.0%	81.2%

Reinsurance
Gross premiums written	$367,555	$592,433
Net premiums written	347,960	548,121
Premiums earned	408,911	572,823
Loss ratio	66.1%	66.8%
Expense ratio	34.3%	29.6%
Combined ratio	100.4%	96.4%

International
Gross premiums written	$276,526	$211,228
Net premiums written	232,164	177,263
Premiums earned	220,802	184,652
Loss ratio	63.6%	65.9%
Expense ratio	38.2%	31.6%
Combined ratio	101.8%	97.5%

Consolidated
Gross premiums written	$3,520,117	$3,893,150
Net premiums written	3,145,447	3,524,025
Premiums earned	3,254,261	3,502,137
Loss ratio	63.2%	59.8%
Expense ratio	30.0%	28.1%
Combined ratio	93.2%	87.9%

          The following table presents the Company’s net income and net income per diluted share for the nine months ended September 30, 2008 and 2007 (amounts in thousands, except per share data):

	2008	2007

Net income	$240,815	$559,522
Weighted average diluted shares	175,369	199,247
Net income per diluted share	$1.37	$2.81

          Net income decreased to $241 million in 2008 from $560 million in 2007 due to realized investment losses of $248 million in 2008 as compared to realized investment gains of $13 million in 2007. In addition, underwriting profits and investment income were lower. The decrease in weighted average diluted shares resulted from the Company’s repurchases of its common stock in 2007 and in the first nine months of 2008.
          Gross Premiums Written. Gross premiums written were $3.5 billion in 2008, down 10% from 2007. The Company has experienced increased competition and downward pressure on pricing since 2004. This trend has continued in 2008, with overall price levels for renewal business declining approximately 6% as compared with the prior year period.
          A summary of gross premiums written in the 2008 compared with 2007 by business segment follows:
•	Specialty gross premiums decreased by 12% to $1,208 million in 2008 from $1,366 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, decreased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 7%. Gross premiums written decreased 25% for premises operations, 24% for products liability, 7% for commercial automobile and 8% for property lines. Gross premiums written increased 12% for professional liability.

•	Regional gross premiums decreased by 2% to $1,078 million in 2008 from $1,104 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, decreased 1%. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written decreased 4% for commercial automobile, 1% for workers’ compensation and 3% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $69 million in 2008 and $70 million in 2007.

•	Alternative Markets gross premiums decreased by 5% to $591 million in 2008 from $619 million in 2007. The number of new and renewal policies issued (excluding personal accident business which is a new line of business for the Company) decreased 12% in 2008, net of policy cancellations. Average prices for renewal policies, adjusted for changes in exposure, decreased 7%. Gross premiums written decreased 11% for excess workers’ compensation and 1% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $33 million in 2008 and $46 million in 2007.

•	Reinsurance gross premiums decreased by 38% to $368 million in 2008 from $592 million in 2007. Average prices for renewal business decreased 7%. Casualty gross premiums written decreased 33% to $307 million, and property gross premiums written decreased 55% to $61 million.

•	International gross premiums increased by 31% to $277 million in 2008 from $211 million in 2007. Gross premiums in the U.K. and Continental Europe increased 4% primarily as a result of expanded product offerings. Gross premiums in South America increased 37% as a result of higher price levels and new business. Gross premiums for the Australian branch, which began operating in 2008, were $19 million.

          Premiums Earned. Premiums earned decreased 7% to $3,254 million from $3,502 million in 2007. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2008 are related to business written during both 2008 and 2007. The 7% decrease for 2008 earned premiums reflects the underlying decline in net premiums written in 2007 and 2008.
     Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2008	2007	2008	2007

Fixed maturity securities, including cash	$379,355	$371,105	4.7%	4.8%
Arbitrage trading account and funds	16,782	65,917	2.7%	10.8%
Partnerships and affiliates	28,389	31,402	7.5%	9.1%
Equity securities available for sale	31,296	33,094	5.5%	5.5%
Other	4,808	8,510

Gross investment income	460,630	510,028	4.8%	5.5%
Investment expenses and interest on funds held	(8,792)	(9,874)

Total	$451,838	$500,154	4.7%	5.4%

     Net investment income decreased 10% to $452 million in 2008 from $500 million in 2007 primarily as a result of lower income from the arbitrage trading account. Earnings from arbitrage investments decreased 75% due to a reduction in merger activity and to a significant widening of spreads on merger transactions in September 2008. Income from partnerships and affiliates, in 2008, included earnings of $36 million from an external investment fund as a result of an increase in the fair values of its investments. Average invested assets, at cost (including cash and cash equivalents) increased 3% to $12.9 billion in 2008 from $12.4 billion in 2007 primarily as a result of cash flow from operations, partially offset by cash used for repurchases of the Company’s common stock.
     Insurance Service Fees. The Alternative Markets and Specialty segments offer fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees increased to $78 million in 2008 from $75 million in 2007 primarily as a result of a business acquired by the Company in October 2007.
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
     Realized investment losses were $248 million in 2008 compared with realized investment gains of $13 million in 2007. Investment impairments in 2008 were $329 million and included $263 million from the write down of preferred stocks issued by Fannie Mae and Freddie Mac, which were placed into conservatorship in September 2008. Impairment losses also included $58 million for preferred stocks issued by banks, insurers and REITs and $8 million for a private equity investment. Net realized investment gains (excluding investment impairments) in 2008 were $81 million, including a gain of $70 million from the sale of the Company’s interest in Kiln Ltd.

          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $93 million in 2008 compared with $61 million in 2007. These revenues were derived from three fixed base operators that were separately purchased in 2007 and 2008. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2008 and 2007 revenues are not comparative since the companies are not included for the same periods.
          Losses and Loss Expenses. Losses and loss expenses decreased to $2,057 million in 2008 from $2,095 million in 2007. The consolidated loss ratio was 63.2% in 2008 compared with 59.8% in 2007. Estimated loss ratios for accident year 2008 were higher due to higher weather-related losses as well as to a decline in price levels and to higher expected loss cost trends and inflation. Weather-related losses were $99 million (excluding reinstatement premiums) in 2008 compared with $30 million in 2007. The increase in accident year 2008 loss ratios was partially offset by favorable prior year reserve development. Net favorable prior year development was $155 million in 2008 compared with $71 million in 2007. The favorable loss reserve development was primarily related to the Specialty segment. The Company also experienced favorable development for the Regional, Alternative Markets and International segments. A summary of loss ratios in 2008 compared with 2007 by business segment follows:
•	Specialty’s loss ratio increased to 59.9% in 2008 from 57.2% in 2007. Estimated loss ratios for accident year 2008 were higher due to a decline in price levels and a more competitive market environment. The increase in accident year 2008 loss ratios was partially offset by favorable reserve development. Net favorable prior year development was $92 million in 2008 compared with $57 million in 2007.

•	The Regional loss ratio increased to 66.8% in 2008 from 59.1% in 2007. Estimated loss ratios for accident year 2008 were higher due to higher weather-related losses and to a decline in price levels. Weather-related losses were $80 million in 2008 compared with $30 million in 2007. Net favorable prior year development was $23 million in 2008 compared with $24 million in 2007.

•	Alternative Markets’ loss ratio increased to 62.2% from 57.9% 2007. Estimated loss ratios for accident year 2008 were higher due to a decline in price levels and a more competitive market environment. Net favorable prior year development was $30 million in 2008 compared with $24 million in 2007.

•	The Reinsurance loss ratio decreased to 66.1% in 2008 from 66.8% in 2007 due to more favorable reserve development, which was partially offset by $14 million of weather-related losses and by a decline in price levels. Net favorable prior year development was $3 million in 2008 compared with unfavorable prior year development of $35 million in 2007.

•	The International loss ratio decreased to 63.6% in 2008 from 65.9% in 2007 due to favorable reserve development and a change in the mix of business. Favorable prior year development was $7 million in 2008 compared with none in 2007.

     Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	2008	2007

Underwriting expenses	$977,617	$984,508
Service expenses	66,009	68,656
Other costs and expenses	71,376	86,591

Total	$1,115,002	$1,139,755

     Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 30.0% in 2008 from 28.1% in 2007 primarily due to the decline in earned premiums.
     Service expenses, which represent the costs associated with the Alternative Markets and Specialty segments’ fee-based businesses, decreased 4% to $66 million due to lower employment costs.
     Other costs and expenses, which represent expenses not allocated to the business segments decreased 18% to $71 million. The decrease was due to lower incentive compensation costs and to foreign currency transaction gains.
     Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $91 million in 2008 compared to $57 million in 2007. These expenses represent costs associated with three fixed base operators that were separately purchased in 2007 and 2008. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2008 and 2007 expenses are not comparative since the companies are not included for the same periods.
     Interest Expense. Interest expense decreased 3% to $64 million primarily due to the repayment of $89 million of 9.875% senior notes in May 2008.
     Income Taxes. The effective income tax rate was 20% in 2008 and 30% in 2007. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income, which represented a greater portion of pre-tax income in 2008.

Results of Operations for the Three Months Ended September 30, 2008 and 2007
     Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2008 and 2007. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended September 30,
(dollars in thousands)	2008	2007

Specialty
Gross premiums written	$373,078	$427,878
Net premiums written	335,782	402,332
Premiums earned	389,967	441,944
Loss ratio	62.9%	57.8%
Expense ratio	28.8%	26.8%
Combined ratio	91.7%	84.6%

Regional
Gross premiums written	$343,016	$355,134
Net premiums written	299,504	312,716
Premiums earned	306,892	315,358
Loss ratio	69.3%	58.7%
Expense ratio	32.5%	31.9%
Combined ratio	101.8%	90.6%

Alternative Markets
Gross premiums written	$201,347	$214,320
Net premiums written	178,634	190,247
Premiums earned	157,149	165,686
Loss ratio	64.8%	60.3%
Expense ratio	24.2%	23.2%
Combined ratio	89.0%	83.5%

Reinsurance
Gross premiums written	$104,507	$177,198
Net premiums written	99,368	166,555
Premiums earned	124,710	190,559
Loss ratio	68.9%	65.5%
Expense ratio	33.7%	29.9%
Combined ratio	102.6%	95.4%

International
Gross premiums written	$98,186	$69,579
Net premiums written	83,045	60,639
Premiums earned	76,523	62,017
Loss ratio	63.3%	66.5%
Expense ratio	38.0%	30.0%
Combined ratio	101.3%	96.5%

Consolidated
Gross premiums written	$1,120,134	$1,244,109
Net premiums written	996,333	1,132,489
Premiums earned	1,055,241	1,175,564
Loss ratio	65.8%	60.1%
Expense ratio	30.4%	28.4%
Combined ratio	96.2%	88.5%

          The following table presents the Company’s net income (loss) and net income (loss) per diluted share for the three months ended September 30, 2008 and 2007 (amounts in thousands, except per share data):

	2008	2007

Net income (loss)	$(27,880)	$180,463
Weighted average diluted shares	162,675	193,719
Net income (loss) per diluted share	$(.17)	$.93

          The Company reported a net loss in 2008 of $28 million compared to net income in 2007 of $180 million due to realized investment losses of $220 million in 2008 as compared to realized investment gains of $1 million in 2007. In addition, underwriting profits and investment income were lower. The decrease in weighted average diluted shares resulted from the Company’s repurchases of its common stock in 2007 and in the first nine months of 2008.
          Gross Premiums Written. Gross premiums written were $1.1 billion in 2008, down 10% from 2007. The Company has experienced increased competition and downward pressure on pricing since 2004. This trend continued in 2008, with overall price levels for renewal business declining approximately 5% as compared with the prior year period.
          A summary of gross premiums written in the 2008 period compared with 2007 by business segment follows:
•	Specialty gross premiums decreased by 13% to $373 million in 2008 from $428 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, increased 2%. Average prices for renewal policies, adjusted for changes in exposure, decreased 6%. Gross premiums written decreased 28% for premises operations, 29% for products liability, 8% for commercial automobile and 8% for property lines. Gross premiums written increased 11% for professional liability.

•	Regional gross premiums decreased by 3% to $343 million in 2008 from $355 million in 2007. The number of new and renewal policies issued in 2008, net of policy cancellations, increased 1%. Average prices for renewal policies, adjusted for changes in exposure, decreased 3%. Gross premiums written decreased 6% for commercial automobile, 1% for workers’ compensation and 3% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $18 million in 2008 and $21 million in 2007.

•	Alternative Markets gross premiums decreased by 6% to $201 million in 2008 from $214 million in 2007. The number of new and renewal policies issued (excluding personal accident business which is a new line of business for the Company), decreased 25% in 2008, net of policy cancellations. Average prices for renewal policies, adjusted for changes in exposure, decreased 5%. Gross premiums written decreased 11% for excess workers’ compensation and 3% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $8 million in 2008 and $11 million in 2007.

•	Reinsurance gross premiums decreased by 41% to $105 million in 2008 from $177 million in 2007. Average prices for renewal business decreased 8%. Casualty gross premiums written decreased 36% to $91 million, and property gross premiums written decreased 60% to $14 million.

•	International gross premiums increased by 41% to $98 million in 2008 from $70 million in 2007. Gross premiums in the UK and Continental Europe decreased 5% primarily as a result of changes in exchange rates. Gross premiums in South America increased 51% as a result of higher price levels and new business. Gross premiums for the Australian branch, which began operating in 2008, were $13 million.

     Premiums Earned. Premiums earned decreased 10% to $1,055 million from $1,176 million in 2007. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2008 are related to business written during both 2008 and 2007. The 10% decrease for 2008 earned premiums reflects the underlying decline in net premiums written in 2007 and 2008.
     Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2008 and 2007.

			Average Annualized
(dollars in thousands)	Amount		Yield
	2008	2007	2008	2007

Fixed maturity securities, including cash	$120,062	$128,197	4.5%	4.9%
Arbitrage trading account and funds	(2,571)	21,121	(1.3)%	10.2%
Partnerships and affiliates	31,057	6,752	23.8%	5.7%
Equity securities available for sale	7,387	12,334	4.5%	5.9%
Other	628	2,839

Gross investment income	156,563	171,243	4.9%	5.4%
Investment expenses and interest on funds held	(3,161)	(5,453)

Total	$153,402	$165,790	4.8%	5.2%

     Net investment income decreased 7% to $153 million in 2008 from $166 million in 2007. The arbitrage account reported a loss in 2008 due to significant widening of spreads on merger transactions in September 2008. Investment income from fixed maturity securities decreased 6% primarily as a result of lower short-term investment yields. Income from partnerships and affiliates included earnings of $34 million from an external investment fund as a result of an increase in the fair values of its investments. Average invested assets (including cash and cash equivalents) were $12.7 billion in 2008 and 2007 as cash flow from operations was offset by cash used for repurchases of the Company’s common stock and by realized and unrealized investment losses.
     Insurance Service Fees. The Alternative Markets and Specialty segments offer fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $26 million in 2008 and $24 million in 2007.
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
     Realized investment losses were $220 million in 2008 compared with realized investment gains of $1 million in 2007. Investment impairments in 2008 were $228 million and included $211 million from the write down of preferred stocks issued by Fannie Mae and Freddie Mac, which were placed into conservatorship in September 2008. Impairment losses also included $17 million for preferred stocks issued by REITs.
     Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $40 million in 2008 compared with $42 million in 2007. These revenues were derived from three fixed base operators that were separately purchased in 2007 and 2008. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.

          Losses and Loss Expenses. Losses and loss expenses decreased 2% to $694 million in 2008 from $706 million in 2007. The consolidated loss ratio was 65.8% in 2008 compared with 60.1% in 2007. Estimated loss ratios for accident year 2008 were higher due to higher weather-related losses as well as to a decline in price levels and to higher expected loss cost trends and inflation. Weather-related losses were $54 million (excluding reinstatement premiums) in 2008 compared with $8 million in 2007. The increase in accident year 2008 loss ratios was partially offset by favorable prior year reserve development. Net favorable prior year development was $49 million in 2008 compared with $18 million in 2007. The favorable loss reserve development was primarily related to the Specialty segment. The Company also experienced favorable development for the Alternative Markets and International segments. A summary of loss ratios in 2008 compared with 2007 by business segment follows:
•	Specialty’s loss ratio increased to 62.9% in 2008 from 57.8% in 2007 as higher estimated loss ratios for accident year 2008 were partially offset by favorable reserve development. Favorable prior year development was $31 million in 2008 compared with $19 million in 2007.

•	The Regional loss ratio increased to 69.3% in 2008 from 58.7% in 2007. Estimated loss ratios for accident year 2008 were higher due to higher weather-related losses and to a decline in price levels. Weather-related losses were $34 million in 2008 compared with $5 million in 2007. Net favorable prior year development was $12 million in 2007 compared with none in 2008.

•	Alternative Markets’ loss ratio increased to 64.8% from 60.3% 2007 due to higher estimated loss ratios for accident year 2008. Net favorable prior year development was $5 million in 2008 compared with $6 million in 2007.

•	The Reinsurance loss ratio increased to 68.9% in 2008 from 65.5% in 2007 primarily due to more favorable reserve development and to a change in the mix of business. Net favorable prior year development of $9 million in 2008 as compared with net unfavorable prior year development of $17 million in 2007.

•	The International loss ratio decreased to 63.3% in 2008 from 66.5% in 2007 primarily due to a change in the mix of business. Favorable prior year development was $3 million in 2008 compared with net unfavorable prior year development of $2 million in 2007.
          Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	2008	2007

Underwriting expenses	$321,203	$333,414
Service expenses	21,513	22,014
Other costs and expenses	15,864	27,102

Total	$358,580	$382,530

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses decreased 4% in 2008 primarily as a result of lower commissions, partially offset by higher employment costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 30.4% in 2008 from 28.4% in 2007 primarily due to the decline in earned premiums.
          Service expenses, which represent the costs associated with the Alternative Markets and Specialty segments’ fee-based businesses, were $22 million in 2008 and 2007.

     Other costs and expenses, which represent expenses not allocated to the business segments, decreased 41% to $16 million primarily as a result of lower employment costs and to foreign currency transaction gains.
     Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $39 million in 2008 and 2007. These expenses represent costs associated with three fixed base operators that were separately purchased in 2007 and 2008. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses.
     Interest Expense. Interest expense decreased 11% to $20 million primarily as a result of the repayment of $89 million of 9.875% senior notes in May 2008.
     Income Taxes. The effective income tax rate was a benefit of 51% in 2008 and an expense of 30% in 2007. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Since the Company reported a pre-tax loss in 2008, tax-exempt income increased the effective tax rate benefit to 51%.

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
     The Company’s investment portfolio and investment-related assets as of September 30, 2008 were as follows (dollars in thousands):

		Carrying
	Cost	Value
Fixed maturity securities
United States Government and government agencies	$1,109,073	$1,127,718
State and municipal	5,535,252	5,465,186
Mortgage-backed securities
Agency	928,616	936,858
Residential-Prime	464,654	430,950
Residential-Alt A	114,747	104,607
Commercial	75,669	68,551

Total mortgage-backed securities	1,583,686	1,540,966

Corporate
Financial	371,852	327,308
Industrial	238,394	222,881
Asset-backed	205,352	190,072
Utilities	127,672	124,698
Other	79,760	79,668

Total corporate	1,023,030	944,627

Foreign government and foreign government agencies	329,842	336,032

Total fixed maturity securities	9,580,883	9,414,529

Equity securities available for sale
Preferred stock
Financial	202,502	138,462
Real estate	154,664	139,943
Utilities	57,648	53,515

Total preferred stock	414,814	331,920

Common stock	129,217	137,799

Total equity securities available for sale	544,031	469,719

Arbitrage trading account	263,387	263,387
Investment in arbitrage funds	212,218	212,218
Partnerships and affiliates	545,666	550,292
Loans receivable	308,181	308,181

Total investments	$11,454,366	$11,218,326

     Fixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At September 30, 2008 (as compared to December 31, 2007), the fixed maturity securities portfolio mix was as follows: U.S. Government securities were 12% (15% in 2007); state and municipal securities were 58% (53% in 2007); corporate securities were 10% (11% in 2007); mortgage-backed securities were 16% (18% in 2007); and foreign government bonds were 4% (3% in 2007).
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
     Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in common and preferred stocks of publicly traded REITs, financial companies and utilities.
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
     Partnerships and Affiliates. At September 30, 2008 and December 31, 2007, the Company’s investment in partnerships and affiliates was $550 million and $546 million, respectively, and included investments in real estate funds of $304 million and $294 million, respectively.
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
Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities decreased to $780 million in 2008 from $1,130 million in 2007 due to a decline in premiums collected and investment income received as well as an increase in paid losses. Cash flow provided by operating activities in 2008 includes cash transfers from the arbitrage trading account of $50 million.
     The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 83% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2008. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Financing Activity
     In the first nine months of 2008, the Company repurchased 19,675,944 shares of its common stock for $535 million. In January 2008, the Company repaid $12 million of subsidiary debt. In May 2008, the Company repaid $89 million of 9.875% senior notes.
     At September 30, 2008, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,274 million and a face amount of $1,291 million. The maturities of the outstanding debt are $1 million in 2008, $4 million in 2009, $150 million in 2010, $2 million in 2012, $200 million in 2013, $200 million in 2015, $150 million in 2019, $77 million in 2022, $7 million in 2035 (prepayable in 2010), $250 million in 2037 and $250 million in 2045 (prepayable in 2010).
     At September 30, 2008, stockholders’ equity was $3.0 billion and total capitalization (stockholders’ equity, senior notes, junior subordinated debentures and other debt) was $4.3 billion. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 29% at September 30, 2008 and 28% at December 31, 2007.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     The Company’s market risk generally represents the risk of loss that may result from the potential change in the fair value of the Company’s investment portfolio as a result of fluctuations in prices, interest rates and currency exchange rates. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of its investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations. The duration of the investment portfolio was 3.6 years at September 30, 2008 and 3.3 years at December 31, 2007.

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
     Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans or
	purchased	share	or programs	programs (1)
July 2008	1,028,500	$23.72	1,028,500	9,924,600
August 2008	591,900	22.88	591,900	9,332,700
September 2008	288,579	23.03	248,800	9,083,900

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,000,000 shares approved by the Board of Directors on July 29, 2008.

Item 6. Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: November 10, 2008	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: November 10, 2008	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President, Chief Financial Officer and Treasurer