Form 10-K
period 2008-12-31
BERKLEY W R CORP
filed 2009-02-27
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $3,358,389,000.
Number of shares of common stock, $.20 par value, outstanding as of February 20, 2009: 161,576,343.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s 2008 Annual Report to Stockholders for the year ended December 31, 2008 are incorporated herein by reference in Part II, and portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated herein by reference in Part III.

W. R. BERKLEY CORPORATION
ANNUAL REPORT ON FORM 10-K
December 31, 2008

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
          This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained herein including statements related to our outlook for the industry and for our performance for the year 2009 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:
•	the cyclical nature of the property casualty industry;

•	the long-tail and potentially volatile nature of the insurance and reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

•	the potential impact of the current conditions in the financial markets and the ongoing economic downturn on our results and financial condition, particularly if such conditions continue;

•	the potential impact of current legislative, regulatory, accounting and other initiatives taken or which may be taken in response to the current conditions in the financial markets and the ongoing economic downturn;

•	investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, merger arbitrage and private equity investments;

•	the uncertain nature of damage theories and loss amounts;

•	natural and man-made catastrophic losses, including as a result of terrorist activities;

•	the impact of significant and increasing competition;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	exposure as to coverage for terrorist acts;

•	our retention under the Terrorism Risk Insurance Programs Reauthorization Act of 2007;

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	the impact of current conditions in the financial markets and the ongoing economic downturn on our ability to raise debt or equity capital if needed;

•	foreign currency and political risks relating to our international operations;

•	other legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	our ability to attract and retain qualified employees; and

•	other risks detailed from time to time in this Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”).
          We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2009 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
          Our specialty insurance and reinsurance operations are conducted nationwide. Regional insurance operations are conducted primarily in the Midwest, Northeast, Southern (excluding Florida and Louisiana) and Mid Atlantic regions of the United States. Alternative markets operations are conducted throughout the United States. Our international operations are conducted in the United Kingdom, Continental Europe, South America, Australia, Canada and Hong Kong.
               Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of the past five years were as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(Amounts in thousands)
Net premiums written:
Specialty	$1,453,778	$1,704,880	$1,814,479	$1,827,865	$1,497,567
Regional	1,211,096	1,267,451	1,235,302	1,196,487	1,128,800
Alternative markets	622,185	656,369	651,255	669,774	640,491
Reinsurance	435,108	682,241	892,769	719,540	823,772
International	311,732	265,048	225,188	190,908	175,731

Total	$4,033,899	$4,575,989	$4,818,993	$4,604,574	$4,266,361

Percentage of net premiums written:
Specialty	36.1%	37.3%	37.7%	39.8%	35.1%
Regional	30.0	27.7	25.6	26.0	26.5
Alternative markets	15.4	14.3	13.5	14.5	15.0
Reinsurance	10.8	14.9	18.5	15.6	19.3
International	7.7	5.8	4.7	4.1	4.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The following sections describe our insurance segments and their operating units. These operating units underwrite on behalf of one or more affiliated insurance companies within the group pursuant to underwriting management agreements. Certain operating units are identified by us for descriptive purposes only and are not legal entities.
          Twenty-two of our twenty-four insurance company subsidiaries rated by A.M. Best Company, Inc. (“A.M. Best”) have ratings of A+ (Superior) (the second highest rating out of 15 possible ratings) and two are rated A (Excellent) (the third highest rating). A.M. Best’s ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “While Best’s Financial Strength Ratings reflect [its] opinion as to a company’s financial strength and relative ability to meet its ongoing obligations to policyholders, they are not a warranty. A.M. Best reviews its ratings on a periodic basis, and ratings of the Company’s subsidiaries are therefore subject to change.
          Twenty-two of our twenty-three insurance company subsidiaries rated by Standard & Poor’s (“S&P”) have financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings) and one is rated A (the eighth highest rating).
          Our Moody’s ratings are A2 for Berkley Insurance Company, Berkley Regional Insurance Company and Admiral Insurance Company (the sixth highest rating out of twenty-one possible ratings).
SPECIALTY
          Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within excess and surplus lines. Excess and surplus lines differ from standard market lines in that excess and surplus lines are generally free of rate and form regulation and provide coverage for more complex and hard-to-place risks. The primary specialty lines of business are premises operations, commercial automobile, property, products liability and professional liability lines. The specialty business is conducted through 16 operating units. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.
          Admiral Insurance Company (“Admiral”) provides excess and surplus lines coverage that generally involves a moderate to high degree of hazard due to the nature of the class of coverage or type of business insured. Admiral concentrates on general liability, professional liability, property, and excess and umbrella liability lines of business. Admiral’s products are distributed by wholesale brokers. Admiral writes relatively larger risks, with average annual premiums in excess of $20,000 per policy.
          Nautilus Insurance Company (“Nautilus”) insures excess and surplus risks for small to medium-sized commercial risks with low to moderate susceptibility to loss. Admitted business is also written through an affiliate, Great Divide Insurance Company. A substantial portion of Nautilus’ business is written on a binding authority basis, subject to certain contractual limitations. Nautilus writes relatively smaller risks, with average annual premiums less than $5,000 per policy.
          Carolina Casualty Insurance Company (“Carolina”) provides commercial insurance products and services to the transportation industry with an emphasis on intermediate and long-haul trucking and various classes of business and public auto. Carolina operates as an admitted carrier in all 50 states and the District of Columbia.
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

          Vela Insurance Services, Inc. (“Vela”) underwrites excess and surplus lines casualty business with a primary focus on contractors along with a portfolio of miscellaneous professional liability. Vela underwrites a variety of classes nationwide through a network of appointed excess and surplus lines brokers. Vela also underwrites wrap-up policies for large residential projects, primarily in California, through a managing general agency. Vela writes relatively larger risks, with average annual premiums in excess of $20,000 per policy.
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
          Berkley Select, LLC (“Select”), which began operations in May 2007, specializes in underwriting professional liability insurance with a particular emphasis on lawyers, accountants, medical facilities and miscellaneous E&O exposures. Select’s products are distributed through a limited number of brokers.
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
          Berkley Asset Protection Underwriters, LLC (“Berkley Asset”), which began operations in May 2008, underwrites coverage for fine arts, jewelers block, fidelity crime and related risks.
          Berkley Professional Liability, LLC (“Berkley Pro”), which began operations in October 2008, underwrites professional liability products including directors’ and officers’ liability insurance.
          FinSecure, LLC (“FinSecure”), which began operations in June 2008, underwrites property and liability insurance solutions for financial institutions and financial services firms.
          Berkley Offshore Underwriting Managers, LLC (“Berkley Offshore Underwriter Managers”), which began operations in October 2008, underwrites property insurance for oil and gas exploration and production operations worldwide.
          The following table sets forth the percentage of gross premiums written by each specialty unit:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Admiral	24.0%	28.2%	28.5%	27.8%	32.2%
Nautilus	17.5	18.2	17.3	17.1	18.7
Carolina	14.8	14.9	14.3	13.6	16.0
Berkley Specialty	9.6	9.2	9.0	8.6	3.3
Monitor	8.6	7.4	7.1	8.0	11.1
Berkley Underwriting Partners	6.8	6.3	6.2	7.9	5.9
Vela	5.6	7.9	11.9	14.1	9.6
Clermont	3.7	3.4	3.0	2.8	3.2
Aviation	3.3	3.3	2.7	0.1	—
Select	2.9	0.8	—	—	—
American Mining	2.1	0.4	—	—	—
Berkley Life Science	0.7	—	—	—	—
Berkley Asset	0.3	—	—	—	—
Berkley Pro	0.1	—	—	—	—
FinSecure	—	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The following table sets forth the percentages of gross premiums written, by line, by our specialty insurance operations:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Premises operations	32.8%	38.0%	42.2%	43.7%	40.2%
Commercial automobile	16.0	15.8	15.0	15.0	17.0
Property	15.1	14.4	12.2	9.1	9.5
Professional liability	12.9	9.9	8.9	9.9	12.9
Products liability	10.2	12.0	13.1	13.8	14.0
Other	13.0	9.9	8.6	8.5	6.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

REGIONAL
          Our regional companies provide commercial insurance products to customers primarily in 45 states and the District of Columbia. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional business is sold through a network of non-exclusive independent agents who are compensated on a commission basis. The regional companies are organized geographically in order to provide them with the flexibility to adapt quickly to local market conditions.
          Continental Western Group (“Continental Western Group”) is based in Des Moines, Iowa and operates in 18 states in the Midwest and Pacific Northwest.
          Acadia Insurance Company (“Acadia”) is based in Westbrook, Maine and operates in 8 states in the Northeast.
          Union Standard Insurance Group (“Union Standard”) is based in Irving, Texas and operates in 9 southern states other than Florida and Louisiana.
          Berkley Mid Atlantic Group (“BMAG”) is based in Glen Allen, Virginia and operates in 7 states in the Mid Atlantic region and District of Columbia.
          Berkley Surety Group, Inc. (“Berkley Surety”) offers surety bonds on a nationwide basis through a network of thirteen regional and branch offices.
          Berkley Regional Specialty Insurance Company (“BRSIC”) offers excess and surplus lines products through independent agents in our regional territories.
          Regional Excess Underwriters, LLC (“REU”) is a full service excess and surplus lines brokerage offering commercial coverages to contracted agents throughout the continental United States.
          The following table sets forth the percentage of gross premiums written by each region:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Continental Western Group	32.5%	33.2%	33.1%	34.3%	35.2%
Acadia	23.8	24.3	25.1	25.7	26.4
Union Standard	17.7	17.0	16.6	15.2	15.0
BMAG	15.6	15.6	15.5	14.6	13.8
Berkley Surety	2.9	2.7	2.0	2.0	2.2
BRSIC	1.2	1.1	0.5	—	—
Assigned risk plans (1)	6.3	6.1	7.2	8.2	7.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.

          The following table sets forth the percentages of gross premiums written, by line, by our regional insurance operations:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Commercial multi-peril	34.3%	34.8%	35.5%	35.8%	36.6%
Automobile	25.5	25.8	25.3	25.4	26.0
Workers’ compensation	18.2	17.8	17.9	17.6	17.1
Assigned risk plans	6.3	6.1	7.2	8.2	7.4
Other	15.7	15.5	14.1	13.0	12.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The following table sets forth the percentages of direct premiums written by our regional insurance operations by state:

	Year Ended December 31,
	2008	2007	2006	2005	2004
State
Massachusetts	6.8%	7.1%	7.0%	7.5%	7.6%
Texas	6.7	6.4	6.2	6.0	6.1
Kansas	5.8	6.1	6.8	6.7	7.5
Pennsylvania	5.7	5.8	5.6	5.5	5.1
New Hampshire	4.9	5.1	5.3	5.4	5.9
Maine	4.7	4.9	5.1	5.3	5.7
Iowa	4.2	4.2	4.6	4.8	4.7
Nebraska	3.8	3.8	4.0	4.0	4.2
Colorado	3.7	3.7	3.3	3.1	3.0
North Carolina	3.3	3.4	3.2	3.1	3.1
Minnesota	3.2	3.2	3.4	3.9	4.0
Mississippi	3.2	2.8	2.4	2.0	2.0
Vermont	3.0	3.3	3.5	3.6	3.6
Connecticut	3.0	2.9	2.9	2.9	2.8
Washington	2.8	3.1	2.3	2.0	1.8
Missouri	2.8	3.0	3.3	3.4	3.6
Illinois	2.7	1.7	2.0	1.8	2.0
Wisconsin	2.5	2.5	2.7	2.9	3.1
Virginia	2.4	2.4	2.6	2.8	2.8
Arkansas	2.3	2.5	2.8	2.6	2.4
South Dakota	2.3	2.2	2.6	3.0	3.3
New York	2.3	2.1	1.8	1.9	1.7
Maryland	2.1	2.1	2.1	1.7	1.5
Tennessee	1.5	1.6	1.7	1.7	1.8
Oklahoma	1.5	1.6	1.6	1.6	1.5
Idaho	1.1	1.2	1.2	1.2	1.2
Other	11.7	11.3	10.0	9.6	8.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

ALTERNATIVE MARKETS
          Our alternative markets operations specialize in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms. Our clients include commercial and governmental entity employers, employer groups, insurers, and other groups or entities seeking alternative ways to manage their exposure to risks. Often, alternative methods of risk management result in our customers choosing to retain more of this risk than they might otherwise retain in the traditional insurance market. In addition to providing insurance products, the alternative markets segment also provides a wide variety of fee-based services, including claims, administrative and consulting services.
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
          Berkley Risk Administrators Company, LLC (“BRAC”) underwrites property casualty insurance primarily for human services and not-for profit entities and provides risk management services to businesses, governmental entities, assigned risk plans, non-profit entities and insurance companies. BRAC’s services include third-party administration, claims administration, risk management, accounting services, loss control and safety consulting, management information systems, regulatory compliance and alternative markets program management.
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
          Berkley Accident and Health, LLC (“Berkley A&H”) underwrites accident and health insurance and reinsurance products.
          The following table sets forth the percentages of gross premiums written by each alternative markets unit:

	Year Ended December 31,
	2008	2007	2006	2005	2004
MECC	42.1%	45.1%	44.6%	41.6%	36.9%
Key Risk	18.8	17.6	16.8	15.4	13.6
BRAC	9.3	7.7	7.0	7.6	7.1
Preferred Employers	8.3	11.3	16.0	20.9	26.4
Berkley Net	6.7	3.1	0.8	—	—
Berkley A&H	4.6	2.6	0.4	—	—
Medical Excess	4.4	4.6	5.4	6.2	6.4
Assigned risk plans (1)	5.8	8.0	9.0	8.3	9.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.

          The following table sets forth service fees for insurance services business conducted by BRAC and Key Risk Management Services, Inc. (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Service fees	$99,090	$97,292	$104,812	$110,697	$109,344
REINSURANCE
          Our reinsurance operations consist of six operating units, which specialize in underwriting property casualty reinsurance on both a treaty and a facultative basis on behalf of Berkley Insurance Company. Treaty reinsurance is the reinsurance of all or a specified portion or category of risks underwritten by the ceding company during the term of the agreement. Facultative reinsurance is the reinsurance of individual risks whereby a reinsurer generally has the opportunity to analyze and separately underwrite a risk prior to agreeing to be bound.
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
          The following table sets forth the percentages of gross premiums written by each reinsurance unit:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Treaty	52.2%	39.6%	36.1%	42.2%	38.8%
Fac Re	17.5	17.3	16.2	23.1	27.3
Lloyd’s	14.7	22.6	18.7	21.6	24.4
BF Re	12.2	11.2	9.6	12.3	9.1
Watch Hill	4.6	3.9	2.7	—	—
Berkley Risk Solutions	(1.2)	4.6	16.6	0.8	0.4
Hong Kong (1)	—	0.8	0.1	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Hong Kong unit became a division of Berkley Re Australia effective January 1, 2008.

          The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our reinsurance operations:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Casualty	82.8%	76.2%	83.2%	81.2%	79.4%
Property	17.2	23.8	16.8	18.8	20.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

INTERNATIONAL
          Our international segment has operations in the United Kingdom, Continental Europe, South America, Australia, Canada and Hong Kong. We apply the same long-term strategies that that we use in our domestic operations — decentralized structures with products and services tailored to the local environments.
          W. R. Berkley Insurance (Europe), Limited (“Berkley Europe”) is a London-based specialty casualty insurer that writes professional indemnity, directors’ and officers’ liability, medical malpractice, general liability, construction risks and personal accident and travel business principally in the United Kingdom and through its branch offices in Spain and Australia.
          Berkley International Argentina S.A. (“South America”) provides commercial and personal property casualty insurance primarily in Argentina and surety business through its subsidiaries in Brazil and Uruguay.
          Berkley Re Australia (“Australia”), which began operations in December 2007, provides property and casualty reinsurance on a treaty and facultative basis in Australia and through its division in Hong Kong.
          Berkley Underwriting Managers Canada, Ltd. (“Berkley Underwriters Managers”), which began operations in October 2008, underwrites specialty casualty commercial insurance products, including general liability, products liability and other commercial lines.
          The following table sets forth the percentages of direct premiums for our international operations:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Berkley Europe	40.1%	52.6%	53.1%	56.5%	58.1%
South America	51.8	46.8	42.5	39.5	38.9
Australia	8.1	—	—	—	—
Philippines (1)	—	0.6	4.4	4.0	3.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Philippines operation was sold in March 2007.

Results by Industry Segment
          Summary financial information about our operating segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
	2008	2007	2006	200500	2004
	(Amounts in thousands)
Specialty

Revenue	$1,810,813	$2,006,027	$1,952,928	$1,816,483	$1,491,104
Income before income taxes	$375,429	$516,931	$479,105	$345,896	$275,689

Regional

Revenue	$1,317,796	$1,347,800	$1,289,869	$1,230,793	$1,112,801
Income before income taxes	$108,719	$215,228	$201,417	$216,495	$184,152

Alternative Markets

Revenue	$831,622	$874,899	$878,531	$856,792	$774,397
Income before income taxes	$201,879	$248,080	$291,416	$238,462	$133,438

Reinsurance

Revenue	$635,763	$893,855	$993,120	$849,207	$915,276
Income before income taxes	$117,946	$178,302	$135,424	$63,606	$85,995

International

Revenue	$322,016	$284,558	$248,894	$208,836	$167,849
Income before income taxes	$52,943	$44,457	$34,447	$20,890	$18,790

Other (1)

Revenue	$(209,202)	$181,258	$31,489	$34,728	$50,808
Loss before income taxes	$(530,594)	$(110,606)	$(153,164)	$(114,812)	$(59,551)

Total

Revenue	$4,708,808	$5,588,397	$5,394,831	$4,996,839	$4,512,235
Income before income tax	$326,322	$1,092,392	$988,645	$770,537	$638,513

(1)	Represents corporate revenues, corporate expenses, realized investment gains and losses, and revenues and expenses from investments in wholly-owned, non-insurance subsidiaries that are consolidated for financial reporting purposes.

          The table below represents summary underwriting ratios on a GAAP basis for our insurance segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Specialty
Loss ratio	60.1%	57.3%	59.1%	62.4%	61.7%
Expense ratio	28.4	26.7	25.0	25.1	25.6

Combined ratio	88.5%	84.0%	84.1%	87.5%	87.3%

Regional
Loss ratio	65.4%	59.1%	59.7%	55.8%	55.7%
Expense ratio	32.3	31.4	30.6	30.6	31.2

Combined ratio	97.7%	90.5%	90.3%	86.4%	86.9%

Alternative Markets
Loss ratio	62.7%	59.2%	53.5%	59.4%	70.6%
Expense ratio	24.2	23.1	22.1	20.1	21.2

Combined ratio	86.9%	82.3%	75.6%	79.5%	91.8%

Reinsurance
Loss ratio	64.7%	65.3%	72.0%	74.1%	69.5%
Expense ratio	34.7	31.3	27.8	30.1	29.1

Combined ratio	99.4%	96.6%	99.8%	104.2%	98.6%

International
Loss ratio	61.7%	62.6%	64.2%	66.5%	61.0%
Expense ratio	38.9	32.4	32.0	29.6	30.0

Combined ratio	100.6%	95.0%	96.2%	96.1%	91.0%

Total
Loss ratio	62.7%	59.6%	61.0%	62.4%	63.0%
Expense ratio	30.4	28.5	27.0	26.9	27.4

Combined ratio	93.1%	88.1%	88.0%	89.3%	90.4%

Investments
          Investment results, before income taxes, were as follows (1):

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Average investments, at cost (2)	$12,429,269	$12,146,241	$10,729,483	$8,999,782	$7,027,138

Investment income, before expenses (2)	$537,033	$634,386	$549,030	$385,417	$274,389

Percent earned on average investments (2)	4.3%	5.2%	5.1%	4.3%	3.9%

Realized investment gains (losses) (3)	$(356,931)	$49,696	$9,648	$17,209	$48,268

Change in unrealized investment gains (losses) (4)	$(302,211)	$(94,957)	$113,539	$(118,934)	$(4,424)

(1)	Certain amounts for 2007 and prior years have been restated to reflect a change in accounting in 2008 and to conform to the presentation of the 2008 financial statements.

(2)	Includes investments, cash investment and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(3)	Represents realized gains and losses on investments not classified as trading securities and investment funds.

(4)	Represents the change in unrealized investment gains (losses) for available for sale securities and investment funds.
          For comparison, the following are the coupon returns for selected bond indices and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Barclays U.S. Aggregate Bond Index (a)	5.4%	5.5%	5.3%	4.9%	5.0%
Barclays Municipal Bond Index(a)	4.6%	4.7%	4.8%	4.7%	4.8%
S&P 500® Index	1.5%	2.0%	2.2%	1.8%	1.9%

(a)	Formerly Lehman Brothers index.
          The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	2008	2007	2006	2005	2004
1 year or less	3.2%	7.4%	11.2%	10.6%	10.8%
Over 1 year through 5 years	22.9	19.4	17.5	13.1	15.8
Over 5 years through 10 years	29.9	30.2	26.3	26.6	19.0
Over 10 years	26.6	25.1	22.8	32.1	36.4
Mortgage-backed securities	17.4	17.9	22.2	17.6	18.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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
          The risk and complexity of estimating loss reserves have increased under the current financial market conditions. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Whereas a slowing economy would generally lead to lower inflation or even deflation, increased government spending would generally lead to higher inflation. A change in our assumptions regarding inflation would result in reserve increases or decreases that would be reflected in our earnings in periods in which such assumptions are changed.
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
          We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These discount rates range from 3.1% to 6.5% with a weighted average discount rate of 4.6%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.5%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $846,748,000, $787,988,000 and $699,883,000 at December 31, 2008, 2007 and 2006, respectively. The increase in the aggregate discount from 2007 to 2008 and from 2006 to 2007 resulted from the increase in workers’ compensation gross reserves.

          To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. These claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.
          Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $39,646,000 and $41,590,000 at December 31, 2008 and 2007, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $56,957,000 and $60,836,000 at December 31, 2008 and 2007, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $440,000, $7,029,000 and $3,000,000 in 2008, 2007 and 2006, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $2,384,000, $2,912,000 and $2,980,000 in 2008, 2007 and 2006, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
          The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years (amounts in thousands):

	2008	2007	2006
Net reserves at beginning of year	$7,822,897	$6,947,597	$5,867,290
Net reserves of company acquired	—	68,392	—
Net provision for losses and loss expenses (a):
Claims occurring during the current year (b)	2,829,830	2,837,647	2,791,500
(Decrease)/Increase in estimates for claims occurring in prior years (c)	(195,710)	(105,879)	26,663
Decrease in discount for prior years	54,494	46,808	39,507

	2,688,614	2,778,576	2,857,670

Net payments for claims:
Current year	644,213	538,364	456,073
Prior years	1,744,712	1,433,304	1,321,290

	2,388,925	1,971,668	1,777,363

Net reserves at end of year	8,122,586	7,822,897	6,947,597
Ceded reserves at end of year	877,010	855,137	836,672

Gross reserves at end of year	$8,999,596	$8,678,034	$7,784,269

(a)	Net provision for loss and loss expenses excludes $47, $1,002 and $6,828 in 2008, 2007 and 2006, respectively, relating to the policyholder benefits incurred on life insurance that are included in the statement of income.

(b)	Claims occurring during the current year are net of discounts of $97,698, $117,177 and $133,965 in 2008, 2007 and 2006, respectively.

(c)	The increase/(decrease) in estimates for claims occurring in prior years is net of discounts of $15,556, $17,736 and $29,940 in 2008, 2007 and 2006, respectively. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $180,154 in 2008 and $88,143 in 2007 and increased by $56,603 in 2006.
          Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the increase in estimates for claims occurring in prior years.
          A reconciliation between the reserves as of December 31, 2008 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) is as follows (amounts in thousands):

Net reserves reported on a SAP basis	$8,119,894
Additions (deductions) to statutory reserves:
International property & casualty reserves	274,437
Loss reserve discounting (1)	(269,324)

Other	(2,421)

Net reserves reported on a GAAP basis	8,122,586
Ceded reserves reclassified as assets	877,010

Gross reserves reported on a GAAP basis	$8,999,596

(1)	For statutory purposes, we use a discount rate of 2.5% for non-proportional business as permitted by the Department of Insurance of the State of Delaware.
          The following table presents the development of net reserves for 1998 through 2008. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.
          The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1998 reserves have developed a $261 million deficiency over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1998 is reserved for $2,000 as of December 31, 1998. Assuming this claim estimate was changed in 2008 to $2,300, and was settled for $2,300 in 2007, the $300 deficiency would appear as a deficiency in each year from 1998 through 2008.
(Amounts in millions)

Year Ended December 31,	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net reserves, discounted	$1,583	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867	$6,948	$7,823	$8,123
Reserve discount	187	196	223	243	293	393	503	575	700	788	846

Net reserves, undiscounted	$1,770	$1,920	$2,041	$2,276	$2,616	$3,898	$5,226	$6,442	$7,648	$8,611	$8,969

Net reserves re-estimated as of:

One year later	$1,798	$1,934	$2,252	$2,450	$2,889	$4,220	$5,440	$6,499	$7,560	$8,431
Two years later	1,735	2,082	2,397	2,671	3,242	4,552	5,588	6,578	7,494
Three years later	1,805	2,203	2,520	2,932	3,611	4,720	5,763	6,592
Four years later	1,856	2,260	2,634	3,233	3,769	4,949	5,816
Five years later	1,859	2,330	2,841	3,339	3,982	5,041
Six years later	1,886	2,449	2,889	3,534	4,069
Seven years later	1,955	2,460	3,033	3,599
Eight years later	1,958	2,564	3,110
Nine years later	2,024	2,600
Ten years later	2,031

Cumulative redundancy (deficiency), undiscounted	$(261)	$(680)	$(1,069)	$(1,323)	$(1,453)	$(1,143)	$(590)	$(150)	$154	$180

Cumulative amount of net liability paid through:
One year later	$496	$584	$702	$794	$599	$929	$1,185	$1,321	$1,433	$1,745
Two years later	795	1,011	1,255	1,191	1,216	1,749	2,107	2,342	2,640
Three years later	1,032	1,426	1,501	1,594	1,792	2,388	2,837	3,202
Four years later	1,306	1,567	1,722	1,971	2,223	2,900	3,386
Five years later	1,387	1,699	1,964	2,245	2,552	3,273
Six years later	1,448	1,831	2,138	2,467	2,814
Seven years later	1,522	1,934	2,276	2,642
Eight years later	1,583	2,021	2,401
Nine years later	1,632	2,109
Ten years later	1,680

The following table presents the development of gross reserves for 1998 through 2008.
(Amounts in millions)

Year Ended December 31,	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net reserves, discounted	$1,583	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867	$6,947	$7,823	$8,123
Ceded reserves	538	617	658	731	845	687	727	845	837	855	877

Gross reserves, discounted	2,121	2,341	2,476	2,764	3,168	4,192	5,450	6,712	7,784	8,678	9,000
Reserve discount	248	250	286	324	384	462	573	654	761	867	944

Gross reserves undiscounted	$2,369	$2,591	$2,762	$3,088	$3,552	$4,654	$6,023	$7,366	$8,545	$9,545	$9,944

Gross reserves re-estimated as of:
One year later	$2,390	$2,653	$2,827	$3,153	$3,957	$5,030	$6,241	$7,406	$8,509	$9,396
Two years later	2,389	2,556	2,730	3,461	4,353	5,380	6,382	7,529	8,454
Three years later	2,218	2,385	2,900	3,777	4,744	5,546	6,600	7,561
Four years later	2,079	2,465	3,054	4,103	4,885	5,807	6,670
Five years later	2,102	2,564	3,267	4,192	5,132	5,915
Six years later	2,139	2,684	3,296	4,428	5,226
Seven years later	2,212	2,682	3,476	4,500
Eight years later	2,198	2,814	3,555
Nine years later	2,283	2,860
Ten Years later	2,306
Gross cumulative redundancy (deficiency) undiscounted	$63	$(269)	$(793)	$(1,412)	$(1,674)	$(1,261)	$(647)	$(195)	$91	$149

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
Regulation
          Our insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business, and the Company believes that it is in compliance in all material respects with such regulations. Our insurance subsidiaries are subject to statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of certain policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. Our property casualty subsidiaries, other than excess and surplus and reinsurance subsidiaries, must generally file all rates with the insurance department of each state in which they operate. Our excess and surplus and reinsurance subsidiaries generally operate free of rate and form regulation.

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
          The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized RBC control level as of December 31, 2008.
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

          The Terrorism Risk Insurance Act of 2002 became effective November 26, 2002, was amended on December 22, 2005 by the Terrorism Risk Insurance Extension Act of 2005 and further amended effective December 26, 2007 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, “TRIA”). TRIA established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is effective through December 31, 2014. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners’ multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. The most recent amendment to TRIA broadened the definition of certified acts to include domestic terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will pay 85% of an insurer’s covered losses in excess of the insurer’s applicable deductible. The insurer’s deductible is based on 20% percent of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2008 earned premiums, our deductible under TRIA during 2009 will be approximately $574 million. The federal program will not pay losses for certified acts unless such losses exceed $100 million. TRIA limits the federal government’s share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
          The insurance industry has been the subject of scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have conducted investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices under investigation included, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. New investigative proceedings may be commenced in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry and the Company.
Competition
          The property casualty insurance and reinsurance businesses are highly competitive, with over 2,000 insurance companies transacting business in the United States. We compete directly with a large number of these companies. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Our subsidiaries establish their own pricing practices. Such practices are based upon a Company-wide philosophy to price products with the intent of making an underwriting profit. Competition in our industry generally changes with profitability and has increased since 2004. As a result of increased competition, we have experienced both downward pressure on pricing for many of our insurance lines as well as demands by insureds and cedants for better terms and conditions.
          Competition for specialty and alternative markets business comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Standard carriers have increasingly competed for excess and surplus business.
          Competition for the reinsurance business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Berkshire Hathaway, Swiss Re, Transatlantic Reinsurance, XL and Munich Re.
          The regional property casualty subsidiaries compete with mutual and other regional stock companies as well as national carriers. Direct writers of property casualty insurance compete with the regional subsidiaries by writing insurance through their salaried employees, generally at a lower cost than through independent agents such as those used by the Company.
          The international operations compete with native insurance operations both large and small, which may be related to government entities, as well as with branches or local subsidiaries of multinational companies.
          Competition from insurers based in Bermuda and other tax advantaged jurisdictions has increased over the last several years, including from domestic based subsidiaries of foreign based entities especially as to excess and surplus lines business.

Employees
          As of February 16, 2009, we employed 5,768 individuals. Of this number, our subsidiaries employed 5,681 persons, of whom 3,991 were executive and administrative personnel and 1,690 were clerical personnel. We employed the remaining 87 persons at the parent company and in investment operations, of whom 71 were executive and administrative personnel and 16 were clerical personnel.
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
          Compliance by W. R. Berkley and its subsidiaries with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position.
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
ITEM 1A. RISK FACTORS
          Our businesses face significant risks. If any of the events or circumstances described as risks below actually occurs, our businesses, results of operations or financial condition could be materially and adversely affected.
Risks Relating to Our Industry
Our results may fluctuate as a result of many factors, including cyclical changes in the insurance and reinsurance industry.
          The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is directly related to available capacity. Over the past several years, we have faced increasing competition in our business, including as a result of an increased flow of capital into the insurance and reinsurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and less favorable contract terms and conditions. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact rate adequacy. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.

Current conditions in the financial markets and the ongoing economic downturn have had and may continue to have a negative impact on our results of operations and financial condition, particularly if such conditions continue.
          The significant volatility and uncertainty experienced in financial markets around the world during the past year and the ongoing economic downturn have continued. Although the U.S. and various foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, volatility and uncertainty in the financial markets and the resulting negative economic impact will likely continue for some time.
          While we monitor conditions in the financial markets, we cannot predict future conditions or their impact on our results of operations and financial condition. Depending on conditions in the financial markets, we could incur additional realized and unrealized losses in our investment portfolio in future periods, and financial market volatility and uncertainty and an economic downturn could have a significant negative impact on third parties that we do business with, including insureds and reinsurers.
Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves.
          Our gross reserves for losses and loss expenses were approximately $9.0 billion as of December 31, 2008. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
          The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. In periods with increased economic volatility, such as under the current financial market conditions, it becomes more difficult to accurately predict claim costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, we cannot assure that our current reserves will prove adequate in light of subsequent events. Should we need to increase our reserves, our pre-tax income for the period would decrease by a corresponding amount.
          We decreased our estimates for claims occurring in prior years by $196 million in 2008 and $106 million in 2007, and increased our estimate by $27 million in 2006, $187 million in 2005 and $295 million in 2004. We, along with the property casualty insurance industry in general, have experienced higher than expected losses for certain types of business written from 1998 to 2001. Although our reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our claim estimates will not need to be increased in the future.
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
          Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. In addition, through our participation in certain Lloyd’s syndicates, we have additional exposure to catastrophic losses. For example, weather-related losses were $114 million in 2008, $34 million in 2007, $39 million in 2006, $99 million in 2005 and $60 million in 2004.
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
          We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Competitiveness in our businesses is based on many factors, including premium charges, ratings assigned by independent rating agencies, commissions paid to producers, the perceived financial strength of the company, other terms and conditions offered, services provided, speed of claims payment and reputation and experience in the lines to be written.
          Some of our competitors, particularly in the reinsurance business, have greater financial and marketing resources than we do. These competitors within the reinsurance segment include Berkshire Hathaway, Swiss Re, Transatlantic Reinsurance, XL and Munich Re. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers. Certain of our competitors operate from Bermuda or other tax advantaged or less regulated jurisdictions that may provide them with additional competitive and pricing advantages.
          Over the past several years, we have faced increased competition in our business, particularly in our reinsurance segment, as increased supply has led to reduced prices. Our specialty segment increasingly encounters competition from admitted companies seeking to increase market share. We expect to continue to face strong competition in these and our other lines of business and may continue to experience reduced pricing and weaker terms and conditions.
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
          To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as amended on December 22, 2005 and further amended on December 26, 2007 (“TRIA”), for up to 85% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2008 earned premiums, our deductible under TRIA during 2009 is approximately $574 million. TRIA is in effect through December 31, 2014 unless extended or replaced by a similar program. The coverage provided under TRIA does not apply to reinsurance that we write.
Our earnings could be more volatile because of our significant level of retentions.
          As compared to a number of our competitors, we maintain significant retention levels in premiums written. We purchase less reinsurance, the process by which we transfer, or cede, part of the risk we have assumed to a reinsurance company, thereby retaining more risk. As a result, our earnings could be more volatile and increased severities are more likely to have a material adverse effect on our results of operations and financial condition.
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
          State insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Federal financial services modernization legislation and legislative and regulatory initiatives taken or which may be taken in response to the current conditions in the financial markets and the ongoing economic downturn may lead to additional federal regulation of the insurance industry in the coming years. We may be subject to potentially increased federal oversight as a financial institution. Also, foreign governments regulate our international operations.
          The insurance industry has been the subject of scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have conducted investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices included, among other things, allegations that contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. New investigative proceedings may be commenced in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry and the Company.
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
          In certain of our insurance businesses, the rates we charge our policyholders are subject to regulatory approval. Certain lines of business are subject to a greater degree of regulatory scrutiny than others. For example, the workers’ compensation business is highly regulated. For 2008, approximately 15.3% of our net premiums written represented primary workers’ compensation business. Over the past several years, rates for primary workers’ compensation business written in the State of California have declined significantly as a result of workers’ compensation reform. Of our net premiums written during 2008, approximately 1.5% represented primary workers’ compensation business written in the State of California.
Risks Relating to Our Business
We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.
          We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2008, the amount due from our reinsurers was approximately $931 million, including amounts due from state funds and industry pools. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.
We are rated by A.M. Best, Standard & Poor’s, and Moody’s, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.
          Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Certain of our insurance company subsidiaries are rated by A.M. Best, Standard & Poor’s and Moody’s Investors. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain those ratings.
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
          As part of our overall risk and capacity management strategy, we purchase reinsurance for certain amounts of risk underwritten by our insurance company subsidiaries, especially catastrophe risks. We also purchase reinsurance on risks underwritten by others which we reinsure. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of our business and profitability. Our reinsurance contracts are generally subject to annual renewal. We may be unable to maintain our current reinsurance contracts or to obtain other reinsurance contracts in adequate amounts and at favorable rates. In addition, we may be unable to obtain reinsurance on terms acceptable to us relating to certain lines of business that we intend to begin writing. If we are unable to renew our expiring contracts or to obtain new reinsurance contracts, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks.
Depending on conditions in the financial markets and the ongoing economic downturn, we may be unable to raise debt or equity capital if needed.
          If the current conditions in the financial markets and the ongoing economic downturn continue, we may be unable to access debt or equity capital on acceptable terms if needed, which could have a negative impact on our ability to invest in our insurance company subsidiaries and/or to take advantage of opportunities to expand our business, such as possible acquisitions and new ventures.
Our international operations expose us to investment, political and economic risks, including foreign currency and credit risk.
          Our expanding international operations in the United Kingdom, Continental Europe, South America, Australia, Canada and Hong Kong expose us to investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition.
          Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the U.S.
We may not find suitable acquisition candidates or new insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures.
          As part of our present strategy, we continue to evaluate possible acquisition transactions and the start-up of complementary businesses on an ongoing basis, and at any given time we may be engaged in discussions with respect to possible acquisitions and new ventures. We cannot assure you that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or ventures will be successful. The process of integrating any companies we do acquire or investing in new ventures may have a material adverse effect on our results of operations and financial condition.
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
Risks Relating to Our Investments
A significant amount of our assets is invested in fixed maturity securities and is subject to market fluctuations.
          Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2008, our investment in fixed maturity securities was approximately $9.7 billion, or 77% of our total investment portfolio. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (12%); state and municipal securities (58%); corporate securities (10%); mortgage-backed securities (17%) and foreign government bonds (3%).

          The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed maturity securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed maturity securities will be lower. In addition, some fixed maturity securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations.
          The value of investments in fixed maturity securities is subject to impairment as a result of deterioration in the credit worthiness of the issuer, default by the issuer (including states and municipalities) in the performance of its obligations in respect of the securities and/or increases in market interest rates. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. Additionally, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities.
          Although we attempt to manage these risks through the use of investment guidelines and other oversight mechanisms and by diversifying our portfolio and emphasizing preservation of principal, our efforts may not be successful. Impairments, defaults and/or rate increases could reduce our net investment income and net realized investment gains or result in investment losses. Investment returns are currently, and will likely continue to remain, under pressure due to the significant volatility and disruption currently experienced in the financial markets, current and continuing economic uncertainty, more generally, and the shape of the yield curve. As a result, our exposure to the risks described above could materially and adversely affect our results of operations.
We invest some of our assets in equity securities, including merger arbitrage investments, private equity and real estate securities, which may decline in value.
          We invest a portion of our investment portfolio in equity securities, including merger arbitrage investments, private equity and real estate securities. At December 31, 2008, our investments in equity securities were approximately $1.2 billion, or 9% of our investment portfolio. We reported provisions for other than temporary impairments in the value of our equity securities in the amounts of approximately $427.3 million in 2008, $2.7 million in 2007, $0.1 million in 2006 and $1.6 million in 2005.
          Merger and convertible arbitrage trading securities represented 25% of our equity securities at December 31, 2008. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks. Due to the current reduced activity and deal certainty in the merger and acquisitions area, we have not been able to achieve the returns that we have enjoyed in the past.
          Included in our equity security portfolio are investments in publicly traded real estate investment trusts and private real estate investment funds, real estate limited partnerships and private equity, including venture capital, investments. At December 31, 2008, our investments in these securities were approximately $431 million, or 37% of our equity portfolio. The values of our real estate investments are subject to fluctuations based on changes in the economy in general and real estate valuations in particular. These investments and our private equity investments have been subject to significant volatility as a result of the current conditions in the financial markets. In addition, our investments in real estate investment funds, real estate limited partnerships and private equity funds are less liquid than our other investments.
Risks Relating to Purchasing Our Securities
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
          As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as regulatory restrictions. During 2009, the maximum amount of dividends that can be paid without regulatory approval is approximately $392 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or pay dividends.

We are subject to certain provisions that may have the effect of hindering, delaying or preventing third party takeovers, which may prevent our stockholders from receiving premium prices for their shares in an unsolicited takeover and make it more difficult for third parties to replace our current management.
          Provisions of our Restated Certificate of Incorporation and By-Laws, as well as our rights agreement and state insurance statutes, may hinder, delay or prevent unsolicited acquisitions or changes of our control. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management without the concurrence of our board of directors.
          These provisions include:
•	our classified board of directors and the ability of our board to increase its size and to appoint directors to fill newly created directorships;

•	the requirement that 80% of our stockholders must approve mergers and other transactions between us and the holder of 5% or more of our shares, unless the transaction was approved by our board of directors prior to such holder’s acquisition of 5% of our shares;

•	the need for advance notice in order to raise business or make nominations at stockholders’ meetings;

•	our rights agreement which subjects persons (other than William R. Berkley or Franklin Resources, Inc.) who acquire beneficial ownership of 15% or more of our common stock without board approval to substantial dilution; and

•	state insurance statutes that restrict the acquisition of control (generally defined as 10% of the outstanding shares) of an insurance company without regulatory approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS
          There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.
ITEM 2. PROPERTIES
          W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2008, the Company had aggregate office space of 2,394,268 square feet, of which 807,582 were owned and 1,586,686 were leased.
          Rental expense was approximately $23,802,000, $21,438,000 and $19,348,000 for 2008, 2007 and 2006, respectively. Future minimum lease payments (without provision for sublease income) are $23,803,000 in 2009, $21,103,000 in 2010 and $66,461,000 thereafter.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted during the fourth quarter of 2008 to a vote of holders of the Company’s common stock.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range		Dividends Declared
	High	Low	Per Share
2008:
Fourth Quarter	$31.21	$16.62	$.06
Third Quarter	29.34	20.39	.06
Second Quarter	29.02	24.01	.06
First Quarter	31.26	26.39	.05

2007:
Fourth Quarter	$32.21	$28.04	$.05
Third Quarter	32.81	25.20	.05
Second Quarter	33.80	31.89	.05
First Quarter	35.10	31.30	.05
          The closing price of the common stock on February 20, 2009, as reported on the New York Stock Exchange, was $21.30 per share. The approximate number of record holders of the common stock on February 20, 2009 was 499.
          Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2008 and the remaining number of shares authorized for purchase by the Company.

				Maximum number of
			Total number of shares	shares that may
	Total number		purchased as part of	yet be purchased
	of shares	Average price	publicly announced plans	under the plans
	purchased	paid per share	or programs	or programs (1)
October 2008	974,000	$18.48	974,000	8,109,900
November 2008	27,200	25.97	—	8,109,900
December 2008	—	—	—	8,109,900

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,000,000 shares that was approved by the Board of Directors on July 29, 2008.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Premiums written	$4,033,899	$4,575,989	$4,818,993	$4,604,574	$4,266,361
Net premiums earned	4,289,580	4,663,701	4,692,622	4,460,935	4,061,092
Net investment income	537,033	634,386	549,030	385,417	274,389
Income (loss) from investment funds	(3,553)	38,274	37,145	18,545	16,906
Service fees	102,856	97,689	104,812	110,697	109,344
Realized investment gains (losses)	(356,931)	49,696	9,648	17,209	48,268
Revenues from wholly-owned investees	137,280	102,846	—	—	—
Total revenues	4,708,808	5,588,397	5,394,831	4,996,839	4,512,235
Interest expense	84,623	88,996	92,522	85,926	66,423
Income before income taxes	326,322	1,092,392	988,645	770,537	638,513
Income tax expense	(44,919)	(323,070)	(286,398)	(222,521)	(196,235)
Minority interest	(262)	(3,083)	(2,729)	(3,124)	(3,446)
Income before change in accounting	281,141	766,239	699,518	544,892	438,832
Cumulative effect of change in accounting	—	—	—	—	(727)
Net income	281,141	766,239	699,518	544,892	438,105
Data per common share:
Net income per basic share	1.68	4.05	3.65	2.86	2.32
Net income per diluted share	1.62	3.90	3.46	2.72	2.21
Stockholders’ equity	18.87	19.92	17.30	13.42	11.13
Cash dividends declared	.23	.20	.16	.12	.12
Weighted average shares outstanding:
Basic	166,956	188,981	191,809	190,533	188,912
Diluted	173,454	196,698	201,961	200,426	198,408
Investments	$11,143,281	$11,956,717	$11,172,684	$9,866,389	$7,346,316
Total assets	16,121,158	16,820,005	15,656,489	13,896,287	11,451,033
Reserves for losses and loss expenses	8,999,596	8,678,034	7,784,269	6,711,760	5,449,611
Junior subordinated debentures	249,584	249,375	241,953	450,634	208,286
Senior notes and other debt	1,021,869	1,121,793	869,187	967,818	808,264
Stockholders’ equity	3,046,319	3,592,368	3,335,159	2,567,077	2,109,702
Certain amounts for 2007 and prior years have been restated to reflect a change in accounting in 2008 and to conform to the presentation of the 2008 financial statements.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which will be contained in the registrant’s 2008 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Reference is made to the information under “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which will be contained in the registrant’s 2008 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the registrant which will be contained in the registrant’s 2008 Annual Report to Stockholders (attached hereto as Exhibit 13) are incorporated herein by reference.

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

(b)	Management’s Report On Internal Control Over Financial Reporting

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. See pages 22 and 23 of Exhibit 13 of this Form 10-K for management’s report and the related report as to the Company’s internal control over financial reporting by KPMG LLP, an independent registered public accounting firm.

(c)	Change In Internal Control

During the quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	Security ownership of certain beneficial owners
          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated herein by reference.
(b)	Security ownership of management
          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated herein by reference.
(c)	Changes in control
          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, and which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)      Index to Financial Statements
          The Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements, together with the reports on the financial statements and the effectiveness of internal control over financial reporting of KPMG LLP, appear in the Company’s 2008 Annual Report to Stockholders (attached hereto as exhibit 13) and are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2008 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2008 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.
(b)      Exhibits
          The exhibits filed as part of this report are listed on pages 36, 37, 38 and 39 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ William R. Berkley
William R. Berkley, Chairman of the Board and Chief Executive Officer
February 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William R. Berkley	Chairman of the Board and
William R. Berkley	Chief Executive Officer	February 27, 2009
Principal executive officer

/s/ W. Robert Berkley, Jr.	Director	February 27, 2009
W. Robert Berkley, Jr.

/s/ Philip J. Ablove	Director	February 27, 2009
Philip J. Ablove

/s/ Ronald E. Blaylock	Director	February 27, 2009
Ronald E. Blaylock

/s/ Mark E. Brockbank	Director	February 27, 2009
Mark E. Brockbank

/s/ George G. Daly	Director	February 27, 2009
George G. Daly

/s/ Mary C. Farrell	Director	February 27, 2009
Mary C. Farrell

/s/ Rodney A. Hawes, Jr.	Director	February 27, 2009
Rodney A. Hawes, Jr.

/s/ Jack H. Nusbaum	Director	February 27, 2009
Jack H. Nusbaum

/s/ Mark L. Shapiro	Director	February 27, 2009
Mark L. Shapiro

/s/ Eugene G. Ballard	Senior Vice President,	February 27, 2009
Eugene G. Ballard Principal financial officer	Chief Financial Officer and Treasurer
and principal accounting officer

/s/ Clement P. Patafio	Vice President,	February 27, 2009
Clement P. Patafio	Corporate Controller

ITEM 15. (b) EXHIBITS

Number
(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly report on Form 10-Q (File No. 1-15202) filed with the Commission on August 5, 2004).

(3.3)	Amendment, dated May 16, 2006, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 17, 2006).

(3.4)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).

(4.1)	Rights Agreement, dated as of May 11, 1999, between the Company and Wells Fargo Bank N.A. (as successor to ChaseMellon Shareholder Services, LLC), as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).

(4.2)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).

(4.3)	First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, as trustees, relating to $200,000,000 principal amount of the Company’s 5.875% Senior Notes due 2013, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form
10-K (File No. 1-15202) filed with the Commission of March 31, 2003).

(4.4)	Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 14, 2003).

(4.5)	Third Supplemental Indenture, dated as of August 24, 2004, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 6.150% Senior Notes due 2019, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form
10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(4.6)	Fourth Supplemental Indenture, dated as of May 9, 2005, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q (File No. 1-15200) filed with the Commission on August 2, 2005).

(4.7)	Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.25% Senior Notes due 2037, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 1, 2007).

(4.8)	Amended and Restated Trust Agreement of W. R. Berkley Capital Trust II, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

Number
(4.9)	Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

(4.10)	Supplemental Indenture No. 1 to the Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005, relating to 6.750% Subordinated Debentures Due 2045 (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

(4.11)	Preferred Securities Guarantee Agreement between W. R. Berkley Corporation, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee, dated as of July 26, 2005, relating to W. R. Berkley Capital Trust II (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

(4.12)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)	W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).

(10.2)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).

(10.3)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.4)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).

(10.5)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).

(10.6)	W. R. Berkley Corporation 2007 Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2006 Proxy Statement (File No. 1-15202) filed with the Commission on April 18, 2006).

(10.7)	W. R. Berkley 2004 Long-Term Incentive Plan (incorporated by reference to Annex B from the Company’s 2004 Proxy Statement (File No. 1-15202) filed with the Commission on April 12, 2004).

(10.8)	Form of Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).

(10.9)	Form of 2008 Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 13, 2008).

(10.10)	W. R. Berkley Corporation 1997 Directors Stock Plan, effective as of May 13, 1997, amended as of May 11, 1999, and amended and restated as of May 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

Number
(10.11)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 17, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).

(13)	Portions of the 2008 Annual Report to Stockholders of W. R. Berkley Corporation that are incorporated by reference in this Report on Form 10-K.

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(18)	Letter regarding change in accounting principles from KPMG LLP to the Board of Directors of the Company.

(21)	Following is a list of the Company’s significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

		Percentage
	Jurisdiction of	owned
	Incorporation	by the Company[1]
Berkley International, LLC[2]	New York	100%
Berkley Surety Group, Inc.	Delaware	100%
Carolina Casualty Insurance Company	Iowa	100%
Clermont Specialty Managers, Ltd.	New Jersey	100%
J/I Holding Corporation:	Delaware	100%
Admiral Insurance Company:	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc.[3]	Delaware	100%
W. R. Berkley London Finance, Limited	United Kingdom	100%
W. R. Berkley London Holdings, Limited	United Kingdom	100%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	100%
Berkley Risk Administrators Company, LLC	Minnesota	100%
Nautilus Insurance Company:	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Management Services, Inc.	North Carolina	100%
Monitor Liability Managers, Inc.	Delaware	100%
Signet Star Holdings, Inc.:	Delaware	100%
Berkley Insurance Company	Delaware	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	New Hampshire	100%
Berkley Regional Specialty Insurance Company	Delaware	100%
CGH Insurance Group, Inc	Alabama	100%
American Mining Insurance Company	Alabama	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Iowa	100%
Union Standard Insurance Company	Oklahoma	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company:	Delaware	100%
Preferred Employers Insurance Company	California	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%
Facultative ReSources, Inc.	Connecticut	100%

1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent is indicated by an indentation, and its percentage ownership is as indicated in this column.

2)	Berkley International, LLC is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (2%), Admiral Insurance Company (35%), Berkley Regional Insurance Company (14%), Nautilus Insurance Company (14%) and Berkley Insurance Company (35%).

3)	Held by Admiral Insurance Company (66.67%) and Berkley Insurance Company (33.33%)

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
Under date of February 27, 2009, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, as contained in the 2008 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 2008 Annual Report on Form 10-K for the year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
KPMG LLP
New York, New York
February 27, 2009

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)
(Amounts in thousands)

	December 31,
	2008	2007
Cash and cash equivalents	$131,423	$131,798
Fixed maturity securities available for sale at fair value (cost $25,454 and $223,242 in 2008 and 2007, respectively)	26,352	223,709
Equity securities available for sale, at fair value (cost $0 and $781 in 2008 and 2007, respectively)	44,491	39,170
Investment in affiliate	2,089	1,972
Investments in subsidiaries	4,104,009	4,619,038
Deferred federal income taxes	339,452	178,464
Current federal income taxes	85,804	—
Real estate, furniture and equipment at cost, less accumulated depreciation	6,459	6,954
Other assets	2,251	4,472

	$4,742,330	$5,205,577

Liabilities, debt and stockholders’ equity

Liabilities:
Due to subsidiaries	$324,330	$108,473
Other liabilities	111,188	156,986
Junior subordinated debentures	242,372	242,163
Senior notes	1,018,121	1,105,587

	1,696,011	1,613,209

Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	920,241	907,016
Retained earnings (including accumulated undistributed net income of subsidiaries of $2,691,464, and $2,941,057 in 2008 and 2007, respectively)	3,514,531	3,271,355
Accumulated other comprehensive income (loss)	(228,959)	53,201
Treasury stock, at cost	(1,206,518)	(686,228)

	3,046,319	3,592,368

	$4,742,330	$5,205,577

See note to condensed financial statements.

Schedule II, Continued
W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)
(Amounts in thousands)

	Years ended December 31,
	2008	2007	2006
Management fees and investment income including dividends from subsidiaries of $568,634, $612,296 and $244,066 for 2008, 2007 and 2006, respectively	$580,969	$637,594	$263,166
Realized investment losses	(601)	(220)	(3)
Other income	382	180	186

Total revenues	580,750	637,554	263,349

Operating costs and expense	93,794	98,406	86,986
Interest expense	83,770	87,716	91,498

Income before federal income taxes	403,186	451,432	84,865

Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	140,108	347,018	324,190

Federal income tax expense on a consolidated return basis	(12,560)	(292,537)	(276,945)

Net benefit	127,548	54,481	47,245

Income before undistributed equity in net income (loss) of subsidiaries	530,734	505,913	132,110

Equity in undistributed net income (loss) of subsidiaries	(249,593)	260,326	567,408

Net income	$281,141	$766,239	$699,518

See note to condensed financial statements.

Schedule II, Continued
W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)
(Amounts in thousands)

	Years ended December 31,
Cash flows from operating activities:	2008	2007	2006
Net income	$281,141	$766,239	$699,518
Adjustments to reconcile net income to net cash from operating activities:
Realized investment losses	601	220	3
Depreciation and amortization	2,488	2,324	4,804
Equity in undistributed (earnings) losses of subsidiaries	249,593	(260,326)	(567,408)
Tax payments received from subsidiaries	273,172	349,173	307,677
Federal income taxes provided by subsidiaries on a separate return basis	(140,108)	(347,018)	(324,190)
Stock incentive plans	23,991	20,836	17,861
Change in:
Federal income taxes	(149,139)	14,838	(9,055)
Other assets	(877)	101	43,008
Other liabilities	(23,310)	30,884	(24,736)
Accrued investment income	3,099	(3,299)	1,400
Other, net	691	(126)	—

Net cash from operating activities	521,342	573,846	148,882

Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	197,621	86,050	29,997
Proceeds from maturities and prepayments of fixed maturity securities	43,912	35,976	157,802
Cost of purchases of fixed maturity securities	(44,589)	(278,986)	(69,978)
Cost of purchases of equity securities	—	(726)	—
Investment in funds	(213)	(68,064)	(1,846)
Investments in and advances to subsidiaries, net	(44,771)	(46,051)	(25,541)
Net additions to real estate, furniture & equipment	(263)	(1,927)	(469)
Other, net	780	255	—

Net cash from (used in) investing activities	152,477	(273,473)	89,965

Cash used in financing activities:
Net proceeds from issuance of junior subordinated debentures	—	—	—
Net proceeds from issuance of senior notes	—	246,644	—
Net proceeds from stock options exercised	14,806	25,676	19,405
Retirement of junior subordinated notes	—	—	(210,000)
Repayment of senior notes	(88,745)	—	(100,000)
Purchase of common treasury shares	(553,284)	(488,794)	(45,062)
Cash dividends to common stockholders	(46,978)	(36,284)	(29,430)
Other, net	7	(5)	—

Net cash used in financing activities	(674,194)	(252,763)	(365,087)

Net increase (decrease) in cash and cash equivalents	(375)	47,610	(126,240)
Cash and cash equivalents at beginning of year	131,798	84,188	210,428

Cash and cash equivalents at end of year	$131,423	$131,798	$84,188

See note to condensed financial statements.

Schedule II, Continued
W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2008
Note to Condensed Financial Statements (Parent Company)
          The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2007 and 2006 financial statements as originally reported to conform them to the presentation of the 2008 financial statements.
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

Schedule III
W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2008, 2007 and 2006
(Amounts in thousands)

					Net
					Investment
					Income and		Amortization
	Deferred				Income (Loss)		of
	Policy	Reserve for			from		Deferred Policy	Other	Net
	Acquisition	Losses and	Unearned	Premiums	Investment	Loss and Loss	Acquisition	Operating Cost	Premiums
	Cost	Loss Expenses	Premiums	Earned	Funds	Expenses	Cost	and Expenses	Written
December 31, 2008
Specialty	$136,845	$3,177,194	$731,409	$1,618,915	$188,120	$972,729	$343,354	$119,301	$1,453,778
Regional	144,126	1,443,136	592,153	1,237,258	80,538	809,525	313,483	86,068	1,211,096
Alternative markets	35,281	2,140,839	305,177	626,858	105,674	393,004	90,475	146,264	622,185
Reinsurance	52,663	1,924,315	210,388	519,717	116,046	336,478	150,895	30,444	435,108
International	25,892	314,112	127,023	286,832	35,184	176,925	100,332	(8,186)	311,732
Corporate and adjustments	—	—	—	—	7,918	—	—	102,735	—

Total	$394,807	$8,999,596	$1,966,150	$4,289,580	$533,480	$2,688,661	$998,539	$476,626	$4,033,899

December 31, 2007
Specialty	$165,608	$3,044,134	$886,519	$1,772,547	$233,080	$1,015,176	$361,221	$112,699	$1,704,880
Regional	152,063	1,337,611	621,566	1,250,914	96,886	739,667	317,653	75,252	1,267,451
Alternative markets	35,325	1,994,569	315,676	651,909	125,698	385,837	90,096	150,886	656,369
Reinsurance	78,420	1,968,923	302,442	740,439	153,416	483,757	160,522	71,274	682,241
International	23,828	332,797	114,487	247,892	36,666	155,141	72,875	12,085	265,048
Corporate and adjustments	—	—	—	—	26,914	—	—	106,424	—

Total	$455,244	$8,678,034	$2,240,690	$4,663,701	$672,660	$2,779,578	$1,002,367	$528,620	$4,575,989

December 31, 2006
Specialty	$172,938	$2,660,880	$949,545	$1,752,507	$200,421	$1,035,090	$336,633	$102,100	$1,814,479
Regional	145,327	1,350,948	639,163	1,205,912	83,957	719,764	309,356	59,332	1,235,302
Alternative markets	34,277	1,632,120	274,932	658,805	114,914	352,693	91,261	143,161	651,255
Reinsurance	90,780	1,876,712	358,698	859,411	133,709	618,627	185,986	53,083	892,769
International	45,921	263,609	91,944	215,987	32,907	138,324	54,793	21,330	225,188
Corporate and adjustments	—	—	—	—	20,267	—	—	92,131	—

Total	$489,243	$7,784,269	$2,314,282	$4,692,622	$586,175	$2,864,498	$978,029	$471,137	$4,818,993

Schedule IV
W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

					Percentage
		Ceded	Assumed		of Amount
	Direct	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
Year ended December 31, 2008:
Specialty	$1,577,196	$136,557	$13,139	$1,453,778	0.9%
Regional	1,370,381	174,695	15,410	1,211,096	1.3
Alternative markets	604,970	93,794	111,009	622,185	17.8
Reinsurance	4,965	23,560	453,703	435,108	104.3
International	340,976	57,621	28,377	311,732	9.1

Total	$3,898,488	$486,227	$621,638	$4,033,899	15.4%

Year ended December 31, 2007:
Specialty	$1,796,620	$111,847	$20,107	$1,704,880	1.2%
Regional	1,422,015	173,626	19,062	1,267,451	1.5
Alternative markets	645,680	101,916	112,605	656,369	17.2
Reinsurance	4,633	49,992	727,600	682,241	106.6
International	304,908	39,860	—	265,048	—

Total	$4,173,856	$477,241	$879,374	$4,575,989	19.2%

Year ended December 31, 2006:
Specialty	$1,898,741	$104,042	$19,780	$1,814,479	1.1%
Regional	1,394,526	180,009	20,785	1,235,302	1.7
Alternative markets	657,964	96,425	89,716	651,255	13.8
Reinsurance	3,057	48,028	937,740	892,769	105.0
International	254,605	29,417	—	225,188	—

Total	$4,208,893	$457,921	$1,068,021	$4,818,993	22.2%

Schedule V
W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

		Additions –	Deduction –
	Opening	Charged to	Amounts	Ending
	Balance	Expense	Written Off	Balance

Year ended December 31, 2008:
Premiums and fees receivable	$18,252	$8,483	$(8,312)	$18,423
Due from reinsurers	2,859	2,036	—	4,895
Deferred federal and foreign income taxes	2,018	1,095	—	3,113

Total	$23,129	$11,614	$(8,312)	$26,431

Year ended December 31, 2007:
Premiums and fees receivable	$20,458	$6,176	$(8,382)	$18,252
Due from reinsurers	2,531	328	—	2,859
Deferred federal and foreign income taxes	9,621	—	(7,603)	2,018

Total	$32,610	$6,504	$(15,985)	$23,129

Year ended December 31, 2006:
Premiums and fees received	$19,460	$8,756	$(7,758)	$20,458
Due from reinsurers	2,402	402	(273)	2,531
Deferred federal and foreign income taxes	6,575	3,046	—	9,621

Total	$28,437	$12,204	$(8,031)	$32,610

Schedule VI
W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

	2008	2007	2006
Deferred policy acquisition costs	$394,807	$455,244	$489,243
Reserves for losses and loss expenses	8,999,596	8,678,034	7,784,269
Unearned premium	1,966,150	2,240,690	2,314,282
Premiums earned	4,289,580	4,663,701	4,692,622
Net investment income	537,033	634,386	549,030
Losses and loss expenses incurred:
Current year	2,829,830	2,837,647	2,791,500
Prior years	(195,710)	(105,879)	26,663
Decrease in discount for prior years	54,494	46,808	39,507
Amortization of deferred policy acquisition costs	998,539	1,002,367	978,029
Paid losses and loss expenses	2,388,925	1,971,668	1,777,363
Net premiums written	4,033,899	4,575,989	4,818,993