Form 10-Q
period 2009-03-31
BERKLEY W R CORP
filed 2009-05-08
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Number of shares of common stock, $.20 par value, outstanding as of May 1, 2009: 159,978,585.

Part I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$10,107,220	$9,689,896
Equity securities available for sale	327,263	383,750
Arbitrage trading account	216,170	119,485
Investment in arbitrage funds	80,040	73,435
Investment funds	388,160	495,533
Loans receivable	385,650	381,182

Total Investments	11,504,503	11,143,281

Cash and cash equivalents	826,067	1,134,835
Premiums and fees receivable	1,127,620	1,056,096
Due from reinsurers	958,503	931,115
Accrued investment income	114,413	122,461
Prepaid reinsurance premiums	191,228	181,462
Deferred policy acquisition costs	395,756	394,807
Real estate, furniture and equipment	253,366	260,522
Deferred Federal and foreign income taxes	348,342	329,417
Goodwill	106,292	107,564
Trading account receivable from brokers and clearing organizations	124,977	128,883
Due from broker	71,764	138,411
Current federal and foreign income taxes	53,059	76,491
Other assets	117,418	115,813

Total Assets	$16,193,308	$16,121,158

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,041,703	$8,999,596
Unearned premiums	2,015,057	1,966,150
Due to reinsurers	115,477	114,974
Trading account securities sold but not yet purchased	44,078	23,050
Other liabilities	625,418	694,255
Junior subordinated debentures	249,640	249,584
Senior notes and other debt	1,021,978	1,021,869

Total liabilities	13,113,351	13,069,478

Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 159,968,092 and 161,467,131 shares	47,024	47,024
Additional paid-in capital	924,915	920,241
Retained earnings	3,484,587	3,514,531
Accumulated other comprehensive loss	(146,148)	(228,959)
Treasury stock, at cost, 75,149,826 and 73,650,787 shares	(1,235,773)	(1,206,518)

Total common stockholders’ equity	3,074,605	3,046,319
Noncontrolling interest	5,352	5,361

Total equity	3,079,957	3,051,680

Total liabilities and equity	$16,193,308	$16,121,158

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008

Revenues:
Net premiums written	$1,023,472	$1,157,565
Change in net unearned premiums	(44,264)	(33,256)

Net premiums earned	979,208	1,124,309
Net investment income	138,216	138,771
Income (loss) from investment funds	(115,074)	5,726
Insurance service fees	26,583	27,112
Realized investment gains (losses)	(96,808)	54,026
Revenues from wholly-owned investees	30,903	24,888
Other income	593	372

Total revenues	963,621	1,375,204

Operating costs and expenses:
Losses and loss expenses	610,445	683,041
Other operating costs and expenses	357,347	380,173
Expenses from wholly-owned investees	29,954	24,935
Interest expense	20,224	22,744

Total expenses	1,017,970	1,110,893

Income (loss) before income taxes	(54,349)	264,311
Income tax (expense) benefit	34,065	(75,706)

Net income (loss) before noncontrolling interests	(20,284)	188,605
Noncontrolling interests	(62)	(167)

Net income (loss) attributable to common shareholders	$(20,346)	$188,438

Net income (loss) per share:
Basic	$(0.13)	$1.07

Diluted	$(0.13)	$1.03

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	For The Three Months
	Ended March 31,
	2009	2008

Common stock:
Beginning and end of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$920,241	$907,016
Stock options exercised, including tax benefits	(1,446)	(3,153)
Restricted stock units expensed	6,117	5,477
Stock options expensed	3	53

End of period	$924,915	$909,393

Retained earnings:
Beginning of period	$3,514,531	$3,248,762
Net income (loss)	(20,346)	188,438
Dividends	(9,598)	(8,598)

End of period	$3,484,587	$3,428,602

Accumulated other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Beginning of period	$(142,216)	$52,497
Net change in period	90,192	(17,421)

End of period	(52,024)	35,076

Currency translation adjustments:
Beginning of period	$(72,475)	$18,060
Net change in period	(7,872)	(952)

End of period	(80,347)	17,108

Net pension asset:
Beginning of period	$(14,268)	$(17,356)
Net change in period	491	493

End of period	(13,777)	(16,863)

Total accumulated other comprehensive income (loss):	$(146,148)	$35,321

Treasury stock:
Beginning of period	$(1,206,518)	$(686,228)
Stock repurchased	(31,842)	(294,915)
Stock options exercised	2,587	9,543

End of period	$(1,235,773)	$(971,600)

Noncontrolling interest
Beginning of period	$5,361	$35,496
Purchase of subsidiary shares from noncontrolling interest	—	(30,444)
Net income	62	167
Other comprehensive loss, net of tax	(71)	(49)

End of period	$5,352	$5,170

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2009	2008

Cash from operating activities:
Net income (loss)	$(20,346)	$188,438
Adjustments to reconcile net income (loss) to net cash from operating activities:
Realized investment (gains) losses	96,808	(54,026)
Depreciation and amortization	23,259	37,065
Noncontrolling interest	62	167
Equity in undistributed (earnings) losses of investment funds	115,283	(4,589)
Stock incentive plans	6,144	5,567
Change in:
Securities trading account	(96,685)	(4,458)
Investment in arbitrage funds	(6,605)	(1,695)
Trading account receivable from brokers and clearing organizations	3,906	(17,779)
Trading account securities sold but not yet purchased	21,028	21,092
Premiums and fees receivable	(74,900)	(77,742)
Due from reinsurers	(27,765)	(8,342)
Accrued investment income	7,845	7,248
Prepaid reinsurance premiums	(10,184)	(20,893)
Deferred policy acquisition costs	(1,747)	(6,617)
Deferred income taxes	(66,755)	11,135
Other assets	(834)	(11,893)
Reserves for losses and loss expenses	49,985	156,196
Unearned premiums	52,321	55,978
Due to reinsurers	1,313	(643)
Other liabilities	(50,573)	(60,849)

Net cash from operating activities	21,560	213,360

Cash used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	570,940	892,344
Equity securities	15,505	8,232
Distributions from investment funds	1,686	175,278
Proceeds from maturities and prepayments of fixed maturity securities	323,879	415,456
Cost of purchases, excluding trading account:
Fixed maturity securities	(1,228,381)	(1,463,993)
Equity securities	(17,506)	(30,282)
Contributions to investment funds	(16,030)	(56,291)
Change in loans receivable	(3,968)	(388)
Change in balances due to/(from) security brokers	66,647	(36,086)
Net additions to real estate, furniture and equipment	(4,236)	(6,445)
Other	(5)	(33,980)

Net cash used in investing activities	(291,469)	(136,155)

Cash used in financing activities:
Purchase of common treasury shares	(31,842)	(294,915)
Change in repayment of debt	(167)	(12,397)
Change in bank deposits	10,922	5,414
Advances from Federal Home Loan Bank	(2,785)	500
Net proceeds from stock options exercised	971	4,515
Cash dividends to common stockholders	(9,598)	(17,611)
Other, net	(90)	152

Net cash used in financing activities	(32,589)	(314,342)

Impact on cash due to foreign exchange rates	(6,270)	3,347

Net decrease in cash and cash equivalents	(308,768)	(233,790)
Cash and cash equivalents at beginning of year	1,134,835	951,863

Cash and cash equivalents at end of period	$826,067	$718,073

Supplemental disclosure of cash flow information:
Interest paid	$29,829	$30,010

Federal and foreign income taxes paid, net	$8,934	$9,284

See accompanying notes to consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1. GENERAL
     The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Reclassifications have been made in the 2008 financial statements as originally reported to conform them to the presentation of the 2009 financial statements.
     The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
     The Company presents both basic and diluted earnings (loss) per share amounts. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings (loss) per share and, accordingly, are excluded from the calculation.
     The weighted average number of common shares used in the computation of basic and diluted earnings (loss) per share was as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Basic	161,090	176,699
Diluted (1)	161,090	183,804

(1)	For the three months ended March 31, 2009, the anti-dilutive effects of 7,001 potential common shares outstanding were excluded from the outstanding diluted shares due to the first quarter net loss.
     In the opinion of management, the financial information reflects all adjustments that are necessary for a fair presentation of financial position and results of operations for the interim periods. Seasonal weather variations and natural and man-made catastrophes can have a significant impact on the results of any one or more reporting periods.
     The Company adopted FASB statement 160 (“FAS 160”), “Non-controlling Interests in Consolidated Financial Statements” effective January 1, 2009. FAS 160 requires that noncontrolling (minority) interests in a subsidiary be reported as equity in the consolidated financial statements. The presentation requirements of FAS 160 were applied retrospectively to the 2008 financial statements. The effect of the adoption of FAS 160 was to increase total equity as of December 31, 2008 by $5 million.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in operations, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009. The Company does not expect the adoption of FAS 115-2/124-2 to have a material impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009. The Company does not expect the adoption of FAS 157-4 to have a material impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. The Company does not expect the adoption of FAS 107-1 and APB 28-1 to have a material impact on the Company’s financial condition or results of operations.
2. COMPREHENSIVE INCOME
     The following is a reconciliation of comprehensive income:

	For the Three Months
	Ended March 31,
(dollars in thousands)	2009	2008

Net income (loss) before noncontrolling interest	$(20,284)	$188,605

Other comprehensive income (loss):
Unrealized holding gains on investment securities arising during the period, net of taxes	27,348	17,691
Reclassification adjustment for realized gains (losses) included in net income (loss), net of taxes	62,844	(35,112)
Change in currency translation adjustment	(7,872)	(952)
Change in unrecognized pension obligation, net of income taxes	491	493

Other comprehensive income (loss)	82,811	(17,880)

Comprehensive income	$62,527	$170,725

Comprehensive income (loss) attributable to the noncontrolling interest	(9)	118

Comprehensive income attributable to common shareholders	$62,518	$170,843

3. INVESTMENTS
     At March 31, 2009 and December 31, 2008, investments in fixed maturity securities and equity securities available for sale were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2009
Fixed maturity securities
Held to maturity	$123,623	$6,080	$(829)	$128,874
Available for sale	9,978,519	299,388	(294,310)	9,983,597
Equity securities
Common stocks	40,913	45,142	(19,429)	66,626
Preferred stocks	355,788	335	(95,486)	260,637

Total	$10,498,843	$350,945	$(410,054)	$10,439,734

December 31, 2008
Fixed maturity securities
Held to maturity	$123,908	$5,433	$(3,693)	$125,648
Available for sale	9,717,151	232,945	(384,108)	9,565,988
Equity securities
Common stocks	39,343	49,333	(7,833)	80,843
Preferred stocks	399,451	95	(96,639)	302,907

Total	$10,279,853	$287,806	$(492,273)	$10,075,386

4. SECURITIES IN AN UNREALIZED LOSS POSITION
     The following table summarizes all securities in an unrealized loss position at March 31, 2009 and December 31, 2008 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

March 31, 2009
U.S. government and agency	$39,933	$768	$17,225	$1,084
State and municipal	596,388	28,348	651,675	64,099
Mortgage-backed securities	214,245	29,044	263,461	70,919
Corporate	586,888	30,506	270,244	65,635
Foreign	18,504	4,736	—	—

Fixed maturity securities	1,455,958	93,402	1,202,605	201,737
Common stocks	19,841	19,429	—	—
Preferred stocks	42,904	27,096	111,666	68,390

Total	$1,518,703	$139,927	$1,314,271	$270,127

December 31, 2008
U.S. government and agency	$25,031	$3,494	$8,197	$212
State and municipal	1,081,558	65,944	485,805	74,500
Mortgage-backed securities	327,563	57,032	211,762	46,766
Corporate	377,313	83,277	228,738	53,055
Foreign	17,519	3,521	—	—

Fixed maturity securities	1,828,984	213,268	934,502	174,533
Common Stocks	5,952	7,833	—	—
Preferred stocks	123,930	44,062	109,103	52,577

Total	$1,958,866	$265,163	$1,043,605	$227,110

     Fixed Maturity Securities - In determining whether declines in fair values of fixed maturity securities are other than temporary, the Company assesses the issuer’s ability to continue to meet its contractual payment obligations as they become due and whether the Company has the ability and intent to hold the investment until it recovers or matures. The Company’s assessment of its intent to hold an investment until it recovers or matures is based on conditions at the time the assessment is made, including general market conditions, the Company’s overall investment strategy and management’s view of the underlying value of an investment relative to its current price. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), the Company updates its best estimate of the present value of expected cash flows over the life of the security. If management determines that the fair value of the securitized financial asset and the present value of the asset’s cash flows estimated at the current financial reporting date are less than the present value of the estimated cash flows at the date of purchase, an other-than–temporary impairment is recognized and the securitized financial asset is written down to fair value.
     At March 31, 2009, there were 40 fixed maturity securities for which unrealized losses were 20% or greater than amortized cost. Those securities had an aggregate unrealized loss of $164 million. The Company has evaluated these securities and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not consider these securities to be other than temporarily impaired.
     Perpetual Preferred Securities - In assessing other than temporary impairments of perpetual preferred securities, the Company applies an impairment model similar to that used for a fixed maturity security provided they are of high quality and there has been no evidence of deterioration in credit of the issuer. Otherwise, impairment tests for perpetual preferred securities are similar to those used for common stock.
     At March 31, there were 44 securities for which unrealized losses were 20% or greater than amortized cost. Those securities, which had an aggregate unrealized loss of $92 million, are primarily investment grade securities issued by banks, insurers and REITs. The Company has the ability and intent to hold these securities at least until the investment impairment is recovered. The Company believes these unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors and does not consider these securities to be other than temporarily impaired.
     Common Stock - In determining whether declines in fair values of common stock are other than temporary, management assesses (1) the severity and duration of the impairment, (2) the historic and implied volatility of the security, (3) recoveries or additional declines in fair value subsequent to the balance sheet date, (4) the financial condition and near-term prospects of the issuer, (5) whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security and (6) the length of the forecasted recovery period.
     At March 31, 2009, the Company owned common stock in four companies with an aggregate fair value of $20 million and an aggregate unrealized loss of $19 million. As of March 31, 2009, these investments had been in an unrealized loss position for less than six months. The Company does not consider any of these stocks to be other than temporarily impaired. There were no other common stocks in an unrealized loss position at March 31, 2009.
     Because of changing economic and market conditions affecting issuers of debt and equity securities and the performance of the underlying collateral affecting certain classes of assets, it is reasonably possible that we will recognize other-than-temporary impairments in the future.

5. FAIR VALUE MEASUREMENTS
     The Company’s fixed income and equity securities available for sale and its trading account securities are carried at fair value following the guidance in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available.
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
     The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 by level (dollars in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2009
Assets:
Fixed maturity securities available for sale	$9,983,597	$—	$9,845,049	$138,548
Equity securities available for sale	327,263	12,598	207,629	107,036
Arbitrage trading account	216,170	215,817	—	353

Total assets	$10,527,030	$228,415	$10,052,678	$245,937

Liabilities:
Securities sold but not yet purchased	$44,078	$44,078	$—	$—

December 31, 2008
Assets:
Fixed maturity securities available for sale	$9,565,988	$—	$9,417,349	$148,639
Equity securities available for sale	383,750	19,829	254,701	109,220
Arbitrage trading account	119,485	115,723	3,409	353

Total assets	$10,069,223	$135,552	$9,675,459	$258,212

Liabilities:
Securities sold but not yet purchased	$23,050	$23,050	$—	$—

The following table summarizes changes in Level 3 assets for the three months ended March 31, 2009 and 2008 (dollars in thousands):

			Equity
			Securities	Arbitrage
		Fixed	Available	Trading
	Total	Maturities	for Sale	Account
For the three months ended March 31, 2009
Balance as of December 31, 2008	$258,212	$148,639	$109,220	$353
Realized and unrealized gains and losses:
Included in earnings (loss)	(13)	(13)	—	—
Included in other comprehensive income	(13,478)	(8,035)	(5,443)	—
Purchases, sales and maturities, net	1,216	(2,043)	3,259	—

Balance as of March 31, 2009	$245,937	$138,548	$107,036	$353

For the three months ended March 31, 2008
Balance as of December 31, 2007	$90,918	$23,725	$62,911	$4,282
Realized and unrealized gains and losses:
Included in earnings	(4,000)	(4,000)	—	—
Included in other comprehensive income	5,266	—	5,266	—
Purchases, sales and maturities, net	13,045	—	13,045	—

Balance as of March 31, 2008	$105,229	$19,725	$81,222	$4,282

6. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $5.8 million and $4.9 million as of March 31, 2009 and December 31, 2008, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statements of operations (dollars in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Ceded premiums earned	$115,306	$108,396
Ceded losses incurred	$77,283	$53,391
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
     Summary financial information about the Company’s operating segments is presented in the following table. Net income (loss) by segment consists of revenues less expenses related to the respective segment’s operations, including allocated investment income and income (loss) from funds. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
		Investment			Pre-tax	Net
	Earned	Income and			Income	Income
(dollars in thousands)	Premiums	Funds	Other	Total	(Loss)	(Loss)

For the three months ended March 31, 2009:
Specialty	$357,928	$3,985	$894	$362,807	$27,744	$22,131
Regional	285,616	1,737	1,081	288,434	18,365	13,723
Alternative markets	151,993	5,180	24,611	181,784	30,434	25,108
Reinsurance	105,623	2,346	—	107,969	2,999	4,362
International	78,048	8,001	—	86,049	6,168	3,579
Corporate and eliminations (1)	—	1,893	31,493	33,386	(43,251)	(26,405)
Realized investment losses	—	—	(96,808)	(96,808)	(96,808)	(62,844)

Consolidated	$979,208	$23,142	$(38,729)	$963,621	$(54,349)	$(20,346)

For the three months ended March 31, 2008:
Specialty	$429,336	$50,993	$1,010	$481,339	$112,786	$79,175
Regional	311,269	21,563	—	332,832	37,804	27,052
Alternative markets	155,209	27,925	26,105	209,239	60,982	42,850
Reinsurance	152,434	31,297	—	183,731	33,289	25,237
International	76,061	9,411	—	85,472	10,646	6,135
Corporate and eliminations (1)	—	3,308	25,257	28,565	(45,222)	(27,123)
Realized investment gains	—	—	54,026	54,026	54,026	35,112

Consolidated	$1,124,309	$144,497	$106,398	$1,375,204	$264,311	$188,438

(1)	Corporate and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments.

Identifiable assets by segment are as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Specialty	$5,652,781	$5,594,747
Regional	2,636,543	2,652,459
Alternative markets	3,592,105	3,463,508
Reinsurance	4,232,878	4,231,514
International	897,481	879,271
Corporate and eliminations	(818,480)	(700,341)

Consolidated	$16,193,308	$16,121,158

Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Premises operations	$125,100	$166,380
Commercial automobile	54,392	67,123
Property	48,282	55,477
Products liability	39,081	52,179
Professional liability	40,426	38,871
Other	50,647	49,306

Specialty	357,928	429,336

Commercial multiple peril	105,176	115,852
Commercial automobile	83,336	90,957
Workers’ compensation	57,946	63,930
Other	39,158	40,530

Regional	285,616	311,269

Excess workers’ compensation	66,448	69,754
Primary workers’ compensation	60,336	62,251
Other	25,209	23,204

Alternative markets	151,993	155,209

Casualty	91,162	127,857
Property	14,461	24,577

Reinsurance	105,623	152,434

International	78,048	76,061

Total	$979,208	$1,124,309

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

SAFE HARBOR STATEMENT
     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as ‘believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2009 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; the potential impact of the current conditions in the financial markets and the ongoing economic downturn on our results and financial condition, particularly if such conditions continue; the potential impact of current legislative, regulatory, accounting and other initiatives taken or which may be taken in response to the current conditions in the financial markets and the ongoing economic downturn; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, merger arbitrage and private equity investments; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; the impact of significant and increasing competition; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; exposure as to coverage for terrorist acts; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007; the ability of our reinsurers to pay reinsurance recoverables owed to us; the impact of current conditions in the financial markets and the ongoing economic downturn on our ability to raise debt or equity capital if needed; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain qualified employees; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2009 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
     Available insurance capacity has increased in recent years, increasing competition in the industry and putting downward pressure on pricing and terms and conditions. In 2007, we saw increased competition and decreased prices across most of our business segments. This trend of increased competition and decreased prices continued in 2008. These trends moderated somewhat in the first quarter of 2009 and we expect continued improvement over the balance of the year. Price changes are reflected in our results over time as premiums are earned.
     As a result of the current conditions in the financial markets, certain of the largest U.S. insurers have been significantly impacted by, among other things, investment losses, lower credit ratings and reduced policyholders’ surplus. This may lead to an increased emphasis on stability and credit ratings of insurers, reduced insurance capacity and less competition in the industry, putting upward pressure on pricing and terms and conditions.
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
     The risk and complexity of estimating loss reserves have increased under the current financial market conditions. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Whereas a slowing economy would generally lead to lower inflation or even deflation, increased government spending would generally lead to higher inflation. A change in our assumptions regarding inflation would result in reserve increases or decreases that would be reflected in our operations in periods in which such assumptions are changed.
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
     Historically, the Company has experienced less variation from its initial loss estimates for lines of businesses with short reporting lags than for lines of business with long reporting lags. For example, as of December 31, 2008, initial loss estimates for accident years 1999 through 2007 were decreased by an average of 3% for lines with short reporting lags and by an average of 12% for lines with long reporting lags. For the latest accident year ended December 31, 2008, initial loss estimates were $1.7 billion for lines with short reporting lags and $1.1 billion for lines with long reporting lags.

     The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our loss estimate for claims occurring in 2008 (dollars in thousands):

	Frequency (+/-)
Severity (+/-)	1%	5%	10%

1%	56,881	171,208	314,116
5%	171,208	290,062	438,631
10%	314,116	438,631	594,274

     Our net reserves for losses and loss expenses of $8 billion as of March 31, 2009 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
     Approximately $2 billion, or 22%, of the Company’s net loss reserves as of March 31, 2009 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
     Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008

Specialty	$3,003,494	$2,973,824
Regional	1,336,971	1,329,697
Alternative Markets	1,709,008	1,691,678
Reinsurance	1,803,578	1,842,848
International	298,400	284,539

Net reserves for losses and loss expenses	8,151,451	8,122,586
Ceded reserves for losses and loss expenses	890,252	877,010

Gross reserves for losses and loss expenses	$9,041,703	$8,999,596

     Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	Reported Case	Incurred But Not
	Reserves	Reported	Total

March 31, 2009
General liability	$820,425	$2,235,846	$3,056,271
Workers’ compensation	1,003,222	1,022,092	2,025,314
Commercial automobile	381,810	222,417	604,227
International	128,614	169,786	298,400
Other	143,541	220,121	363,661

Total primary	2,477,612	3,870,262	6,347,873
Reinsurance	751,282	1,052,296	1,803,578

Total	$3,228,894	$4,922,558	$8,151,451

December 31, 2008
General liability	$800,059	$2,227,257	$3,027,316
Workers’ compensation	988,714	1,014,524	2,003,238
Commercial automobile	393,035	210,562	603,597
International	129,351	155,188	284,539
Other	145,010	216,038	361,048

Total primary	2,456,169	3,823,569	6,279,738
Reinsurance	770,247	1,072,601	1,842,848

Total	$3,226,416	$4,896,170	$8,122,586

     For the three months ended March 31, 2009, the Company reported losses and loss expenses of $610 million. Estimates for claims occurring in prior years decreased by $54 million. On an accident year basis, the change in prior year reserves is comprised of an increase in estimates for claims occurring in accident years 2002 and prior of $16 million and a decrease in estimates for claims occurring in accident years 2003 through 2008 of $70 million. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
     By segment, prior year reserves decreased by $17 million for specialty, $16 million for alternative markets, $10 million for regional, $7 million for reinsurance and $4 million for international. For primary business lines, prior year reserves decreased by $29 million for general liability, $13 million for workers’ compensation and $5 million for property. The decrease in prior year reserves for general liability reflects the favorable loss reserve trends for excess and surplus lines for accident years 2003 through 2008.
     Loss Reserve Discount. The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. As of December 31, 2008, these discount rates ranged from 3.1% to 6.5%, with a weighted average discount rate of 4.6%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.5%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $852 million and $847 million as of March 31, 2009 and December 31, 2008, respectively.

     Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $48 million and $49 million at March 31, 2009 and December 31, 2008, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
     Other Than Temporary Declines in the Value of Investments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other than temporary. An other than temporary decline is considered to occur in investments where there has been a sustained reduction in fair value and where the Company does not expect the fair value to recover prior to the time of sale or maturity. Since equity securities do not have a contractual cash flow at maturity, the Company considers whether the price of an equity security is expected to recover within a reasonable period of time. Management regularly reviews securities that have a fair value less than cost to determine whether an other than temporary impairment has occurred. If a decline in value is considered other than temporary, the Company reports a realized loss on its statement of operations.
     Write downs for other than temporary impairments were $110 million and $19 million for the first three months of 2009 and 2008, respectively. These impairments charges were primarily related to debt and preferred stock of three major financial institutions that experienced adverse credit events and ratings downgrades in the quarter.
     Fixed Maturity Securities Unrealized Losses - The following table provides a summary of all fixed maturity securities March 31, 2009 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

			Gross
	Number of	Aggregate	Unrealized Losses
	Securities	Fair Value	(1)

Unrealized loss less than 20% of cost	260	$2,361,486	$131,623

Unrealized loss 20% or greater than cost:
Less than six months	3	14,442	6,200
Six months to less than nine months	8	75,198	21,329
Nine months to less than twelve months	3	19,179	15,639
Twelve months or greater	26	188,258	120,348

Total	300	$2,658,563	$295,139

(1)	Fixed maturity securities classified as available for sale are carried at estimated fair value and unrealized losses, net of income taxes, are reported as a component of equity.

          In determining whether declines in fair values of fixed maturity securities are other than temporary, the Company assesses the issuer’s ability to continue to meet its contractual payment obligations as they become due and whether the Company has the ability and intent to hold the investment until it recovers or matures. The Company’s assessment of its intent to hold an investment until it recovers or matures is based on conditions at the time the assessment is made, including general market conditions, the Company’s overall investment strategy and management’s view of the underlying value of an investment relative to its current price. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), the Company updates its best estimate of the present value of expected cash flows over the life of the security on a quarterly basis. If management determines that the fair value of the securitized financial asset and the present value of the asset’s cash flows estimated at the current financial reporting date are less than the present value of the estimated cash flows at the date of purchase, an other-than–temporary impairment is recognized and the securitized financial asset is written down to fair value.
          At March 31, 2009, there were 40 fixed maturity securities for which unrealized losses were 20% or greater than amortized cost. Those securities had an aggregate unrealized loss of $164 million. The Company has evaluated these securities and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not consider these securities to be other than temporarily impaired.
          Perpetual Preferred Securities Unrealized Losses - The following table provides a summary of all perpetual preferred securities at March 31, 2009 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

			Gross
	Number of	Aggregate	Unrealized Losses
	Securities	Fair Value	(1)

Unrealized loss less than 20% of cost	12	$35,615	$3,490
Unrealized loss 20% or greater than cost:
Less than six months	4	4,534	6,919
Six months to less than nine months	2	17,034	16,263
Nine months to less than twelve months	3	4,278	2,791
Twelve months or greater	35	93,109	66,023

Total	56	$154,570	$95,486

(1)	Perpetual preferred securities classified as available for sale are carried at estimated fair value and unrealized losses, net of income taxes, are reported as a component of equity.
          In assessing other than temporary impairments of perpetual preferred securities, the Company applies an impairment model similar to those used for a fixed maturity security provided they are of high quality and there has been no evidence of deterioration in credit of the issuer. Otherwise, impairment tests for perpetual preferred securities are similar to that used for common stock.
          At March 31, 2009, there were 44 securities for which unrealized losses were 20% or greater than amortized cost. Those securities, which had an aggregate unrealized loss of $92 million, are primarily investment grade securities issued by banks, insurers and REITs. The Company has the ability and intent to hold these securities at least until the investment impairment is recovered. The Company believes these unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors and does not consider these securities to be other than temporarily impaired.

          Common Stock Unrealized Losses - In determining whether declines in fair values of common stock are other than temporary, management assesses (1) the severity and duration of the impairment, (2) the historic and implied volatility of the security, (3) recoveries or additional declines in fair value subsequent to the balance sheet date, (4) the financial condition and near-term prospects of the issuer, (5) whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security and (6) the length of the forecasted recovery period.
          At March 31, 2009, the Company owned common stock in four companies with an aggregate fair value of $20 million and an aggregate unrealized loss of $19 million. As of March 31, 2009, these investments had been in an unrealized loss position for less than six months. The Company does not consider any of these stocks to be other than temporarily impaired. There were no other common stocks in an unrealized loss position at March 31, 2009.
          Because of changing economic and market conditions affecting issuers of debt and equity securities and the performance of the underlying collateral affecting certain classes of assets, it is reasonably possible that we will recognize other-than-temporary impairments in the future.
Fair Value Measurements
          The Company’s fixed income and equity securities available for sale and its trading account securities are carried at fair value following the guidance in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available.
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

Results of Operations for the Three Months Ended March 31, 2009 and 2008
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2009 and 2008. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended March 31,
(dollars in thousands)	2009	2008

Specialty
Gross premiums written	$364,894	$428,142
Net premiums written	322,557	397,787
Premiums earned	357,928	429,336
Loss ratio	62.8%	58.1%
Expense ratio	30.7%	27.6%
Combined ratio	93.5%	85.7%

Regional
Gross premiums written	$322,801	$372,995
Net premiums written	282,035	323,576
Premiums earned	285,616	311,269
Loss ratio	61.0%	63.6%
Expense ratio	33.1%	31.1%
Combined ratio	94.1%	94.7%

Alternative Markets
Gross premiums written	$248,874	$268,084
Net premiums written	225,715	238,037
Premiums earned	151,993	155,209
Loss ratio	62.2%	57.5%
Expense ratio	24.1%	23.8%
Combined ratio	86.3%	81.3%

Reinsurance
Gross premiums written	$107,856	$136,465
Net premiums written	100,833	129,646
Premiums earned	105,623	152,434
Loss ratio	63.4%	64.0%
Expense ratio	35.6%	34.6%
Combined ratio	99.0%	98.6%

International
Gross premiums written	$103,817	$79,487
Net premiums written	92,332	68,519
Premiums earned	78,048	76,061
Loss ratio	64.1%	64.0%
Expense ratio	37.6%	36.5%
Combined ratio	101.7%	100.5%

Consolidated
Gross premiums written	$1,148,242	$1,285,173
Net premiums written	1,023,472	1,157,565
Premiums earned	979,208	1,124,309
Loss ratio	62.3%	60.8%
Expense ratio	31.4%	29.6%
Combined ratio	93.7%	90.4%

          Net Income (Loss) Attributable to Common Shareholders. The following table presents the Company’s net income (loss) attributable to common shareholders and net income (loss) per diluted share for the three months ended March 31, 2009 and 2008 (amounts in thousands, except per share data):

	2009	2008

Net income (loss) attributable to common shareholders	$(20,346)	$188,438
Weighted average diluted shares	161,090	183,804
Net income (loss) per diluted share	$(0.13)	$1.03

          The Company reported a net loss of $20 million in 2009 compared to net income of $188 million in 2008. The net loss in 2009 was attributable to realized investment losses, including other than temporary impairments, of $97 million and losses from investment funds of $115 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2008 and 2009. In addition, the anti-dilutive effects of 7,001 potential common shares outstanding were excluded from the outstanding diluted shares in 2009 due to the net loss in 2009.
          Gross Premiums Written. Gross premiums written were $1.148 billion in 2009, down 11% from 2008. The decrease in gross premiums is the result of lower economic activity and less new business production. The average price of policies renewed in 2009 decreased 1.5%. The Company has experienced increased competition and downward pressure on pricing since 2004, although the pressure has recently moderated somewhat.
     A summary of gross premiums written in 2009 compared with 2008 by business segment follows:
•	Specialty gross premiums decreased by 15% to $365 million in 2009 from $428 million. Gross premiums written decreased 48% for commercial automobile, 30% for products liability and 23% for premises operations. Gross premiums written increased 27% for professional liability and 10% for property lines. The number of new and renewal policies issued in 2009 increased 1%.

•	Regional gross premiums decreased by 14% to $323 million in 2009 from $373 million in 2008. Gross premiums written decreased 15% for workers’ compensation, 14% for commercial automobile and 11% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $21 million in 2009 and $27 million in 2008. The number of new and renewal policies issued in 2009 decreased 11%.

•	Alternative markets gross premiums decreased by 7% to $249 million in 2009 from $268 million in 2008. Gross premiums written decreased 10% for excess workers’ compensation and increased 3% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $6 million in 2009 and $14 million in 2008. The number of new and renewal policies issued in 2009 decreased 11%.

•	Reinsurance gross premiums decreased by 21% to $108 million in 2009 from $136 million in 2008. The decline was due to non-renewals and lower new business volume as a result of business lost to competitors or retained by ceding companies. Casualty gross premiums written decreased 22% to $87 million, and property gross premiums written decreased 18% to $21 million.

•	International gross premiums increased by 31% to $104 million in 2009 from $79 million in 2008. Gross premiums in the U.K. and Continental Europe decreased 7% primarily as a result of the strengthening of the U.S. dollar against foreign currencies. Gross premiums in South America increased 4% as a result of higher price levels and new business. Gross premiums for Asia and Australia were $29 million in 2009 as compared to $4 million in 2008 due to the issuance of new large quota share contract.

          Premiums Earned. Premiums earned decreased 13% to $979 million in 2009 from $1,124 million in 2008. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2009 are related to business written during both 2009 and 2008. The 13% decrease for 2009 earned premiums reflects the underlying decline in net premiums written in 2008 and 2009.
          Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2009 and 2008 (dollars in thousands):

			Average Annualized
	Amount		Yield

	2009	2008	2009	2008

Fixed maturity securities, including cash	$122,387	$122,768	4.3%	4.5%
Arbitrage trading account and funds	10,661	4,015	12.6%	1.9%
Equity securities available for sale	6,064	12,725	6.3%	6.2%

Gross investment income	139,112	139,508	4.6%	4.4%
Investment expenses	(896)	(737)

Total	$138,216	$138,771	4.5%	4.4%

          Net investment income in 2009 was nearly unchanged from 2008 as an increase in investment income from arbitrage trading was offset by lower investment income for equity securities. Average invested assets, at cost (including cash and cash equivalents) decreased to $12.2 billion in 2009 from $12.6 billion in 2008 as a result other than temporary impairments in 2008 and 2009.
          Income (Loss) from Investment Funds. Following is a summary of income (loss) from investment funds for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	2009	2008

Real estate funds	(98,508)	(5,497)
Energy funds	(14,691)	1,045
Other funds	(1,875)	(519)
Kiln Ltd	—	10,697

Total	(115,074)	5,726

          Losses from investment funds were $115 million in 2009 compared to income of $6 million in 2008, primarily as a result of losses from real estate funds. The real estate funds invest primarily in commercial loans and securities that are marked to market. Asset values were marked down in 2009 as a result of the worsening U.S. economy and the decline in commercial real estate values. The energy funds reported a loss of $15 million in 2009 due to a decrease in the fair value of energy related investments held by the funds. The Company sold its interest in Kiln Ltd in March 2008.
          Insurance Service Fees. The alternative markets and specialty segments offer fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $27 million in both 2009 and 2008.
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

          Realized investment losses were $97 million in 2009 and were the result of write-downs for other-than-temporary impairments of $110 million, partially offset by realized gains from the sale of securities of $13 million. The other than temporary impairments were primarily related to debt and preferred stock of three major financial institutions that experienced adverse credit events and ratings downgrades in the quarter.
          Realized investment gains were $54 million in 2008 and were the result of net realized gains from the sale of securities of $73 million, partially offset by write-downs for other-than-temporary impairments of $19 million. Net realized investment gains from the sale of securities included a gain of $70 million from the sale of the Company’s interest in Kiln Ltd.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $31 million in 2009 compared with $25 million in 2008. These revenues were derived from three fixed base operators that were separately purchased in 2007 and 2008. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2009 and 2008 revenues are not comparative since the companies were not all owned for the three months ended March 31, 2008.
          Losses and Loss Expenses. Losses and loss expenses decreased to $610 million in 2009 from $683 million in 2008 due to lower earned premium. The consolidated loss ratio was 62.3% in 2009 compared with 60.8% in 2008. Estimated loss ratios for accident year 2009 were higher due to a decline in price levels, the impact of anticipated loss cost trends, including inflation, and a more competitive market environment. Weather-related losses were $9 million in 2009 compared with $14 million in 2008. Favorable prior year reserve development was $54 million in both 2009 and 2008, primarily related to the specialty and alternative markets segments. A summary of loss ratios in 2009 compared with 2008 by business segment follows:
•	Specialty’s loss ratio increased to 62.8% in 2009 from 58.1% in 2008. Net favorable prior year development was $17 million in 2009 compared with $24 million in 2008.

•	The regional loss ratio decreased to 61.0% in 2009 from 63.6% in 2008. Weather-related losses were $9 million in 2009 compared with $14 million in 2008. Net favorable prior year development was $10 million in 2009 compared with $7 million in 2008.

•	Alternative markets’ loss ratio increased to 62.2% in 2009 from 57.5% in 2008. In addition to pricing and loss cost trends, the 2009 loss ratio was impacted by the use of lower discount rates used to discount excess workers’ compensation reserves. Net favorable prior year development was $16 million in 2009 compared with $19 million in 2008.

•	The reinsurance loss ratio decreased to 63.4% in 2009 from 64.0% in 2008. Net favorable prior year development was $7 million in 2009 compared with net unfavorable prior year development of $1 million in 2008.

•	The international loss ratio increased to 64.1% in 2009 from 64.0% in 2008. Net favorable prior year development was $4 million in both 2009 and 2008.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	2009	2008

Underwriting expenses	$307,956	$330,868
Service expenses	22,057	22,865
Other costs and expenses	27,334	26,440

Total	$357,347	$380,173

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 31.4% in 2009 from 29.6% in 2008 primarily due to the decline in earned premiums.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 4% to $22 million due to lower employment costs.
          Other costs and expenses, which represent corporate expenses and foreign currency transaction gains and losses, increased 3% to $27 million.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $30 million in 2009 compared to $25 million in 2008. These expenses represent costs associated with three fixed base operators that were separately purchased in 2007 and 2008. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2009 and 2008 expenses are not comparative since the companies were not all owned for the three months ended March 31, 2008.
          Interest Expense. Interest expense decreased 11% to $20 million primarily due to the repayment of $89 million of 9.875% senior notes in May 2008.
          Income Taxes. The effective income tax rate was a benefit of 63% in 2009 as compared to an expense rate of 29% in 2008. The effective tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income, which increased the benefit against the pre-tax loss in 2009 and decreased the tax expense against the pre-tax income in 2008. The tax exempt investment income is a greater portion of the 2009 pre-tax loss and as such had a larger impact to the effective tax rate for 2009.

Investments
          As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes adequate to meet payment obligations. The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations. Over the balance of the year, we expect to increase the average duration of our portfolio to more closely match the duration of our liabilities.
          The Company’s investment portfolio and investment-related assets as of March 31, 2009 were as follows (dollars in thousands):

		Carrying
	Cost	Value
Fixed maturity securities
United States government and government agencies	$1,130,344	$1,183,343
State and municipal	5,619,031	5,718,535
Mortgage-backed securities
Agency	997,920	1,027,624
Residential-Prime	384,719	322,079
Residential-Alt A	104,323	94,195
Commercial	72,942	46,290

Total mortgage-backed securities	1,559,904	1,490,188

Corporate
Financial	800,444	769,213
Industrial	379,784	364,702
Asset-backed	188,176	154,581
Utilities	126,048	125,341
Other	94,175	90,647

Total corporate	1,588,627	1,504,484

Foreign government and foreign government agencies	204,236	210,670

Total fixed maturity securities	10,102,142	10,107,220

Equity securities available for sale
Preferred stock
Financial	161,186	94,755
Real estate	138,190	118,589
Utilities	56,412	47,293

Total preferred stock	355,788	260,637

Common stock	40,913	66,626

Total equity securities available for sale	396,701	327,263

Arbitrage trading account	216,170	216,170
Investment in arbitrage funds	80,040	80,040
Investment funds	404,726	388,160
Loans receivable	385,650	385,650

Total investments	$11,585,429	$11,504,503

          Fixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At March 31, 2009 (as compared to December 31, 2008), the fixed maturity securities portfolio mix was as follows: U.S. government securities were 12% (12% in 2008); state and municipal securities were 56% (58% in 2008); corporate securities were 15% (10% in 2008); mortgage-backed securities were 15% (17% in 2008); and foreign government bonds were 2% (3% in 2008).
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
          Investment in Arbitrage Funds. Investment in merger arbitrage funds represents investments in limited partnerships that specialize in merger arbitrage, convertible arbitrage and relative value arbitrage. Convertible arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities. Relative value arbitrage is the business of investing primarily in equity securities with the goal of capitalizing on perceived differences in fundamental values between pairs of companies in similar industries.
          Investment Funds. At March 31, 2009 and December 31, 2008, the Company’s investment in investment funds was $388 million and $496 million, respectively, and included investments in real estate funds of $206 million and $292 million, respectively.
          Loans Receivable. Loans receivable represent commercial real estate mortgage loans and bank loans with maturities of five years or less and floating, LIBOR-based interest rates.

Liquidity and Capital Resources
          Cash Flow. Cash flow provided from operating activities decreased to $22 million in 2009 from $213 million in 2008. The decline is due to lower premium collections, higher paid losses and transfers of $70 million to the arbitrage trading account.
          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 88% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2009. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Financing Activity
          During the first quarter of 2009, the Company repurchased 1,636,200 shares of its common stock for $32 million.
          At March 31, 2009, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,272 million and a face amount of $1,287 million. The maturities of the outstanding debt are $1 million in 2009, $150 million in 2010, $2 million in 2012, $200 million in 2013, $200 million in 2015, $150 million in 2019, $77 million in 2022, $7 million in 2035 (prepayable in 2010), $250 million in 2037 and $250 million in 2045 (prepayable in 2010).
          At March 31, 2009, equity was $3.1 billion and total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $4.3 billion. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 29% at March 31, 2009 and at December 31, 2008.
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
          The duration of the investment portfolio was 3.1 years at March 31, 2009 and December 31, 2008. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2008.

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
          Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
          There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Set forth below is a summary of the shares repurchased by the Company during the quarter and the number of shares remaining authorized for purchase by the Company.

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans or
	purchased	share	or programs	programs (1)
January 2009	—	—	—	8,109,900
February 2009	—	—	—	8,109,900
March 2009	1,636,200	$19.46	1,636,200	6,473,700

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,000,000 shares approved by the Board of Directors on July 29, 2008.

Item 6. Exhibits
          Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: May 8, 2009	/s/ William R. Berkley William R. Berkley
Chairman of the Board and
Chief Executive Officer

Date: May 8, 2009	/s/ Eugene G. Ballard Eugene G. Ballard
Senior Vice President -
Chief Financial Officer