Form 10-Q
period 2009-06-30
BERKLEY W R CORP
filed 2009-08-07
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Number of shares of common stock, $.20 par value, outstanding as of July 30, 2009: 160,078,818.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$10,390,857	$9,689,896
Equity securities available for sale	299,460	383,750
Arbitrage trading account	544,812	119,485
Investment in arbitrage funds	82,011	73,435
Investment funds	378,164	495,533
Loans receivable	388,783	381,182

Total investments	12,084,087	11,143,281

Cash and cash equivalents	771,511	1,134,835
Premiums and fees receivable	1,114,219	1,056,096
Due from reinsurers	943,829	931,115
Accrued investment income	124,602	122,461
Prepaid reinsurance premiums	222,367	181,462
Deferred policy acquisition costs	401,755	394,807
Real estate, furniture and equipment	250,063	260,522
Deferred Federal and foreign income taxes	263,178	329,417
Goodwill	107,992	107,564
Trading account receivable from brokers and clearing organizations	131,977	128,883
Due from broker	—	138,411
Current federal and foreign income taxes	84,879	76,491
Other assets	156,036	115,813

Total assets	$16,656,495	$16,121,158

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,084,003	$8,999,596
Unearned premiums	2,015,712	1,966,150
Due to reinsurers	158,159	114,974
Trading account securities sold but not yet purchased	156,500	23,050
Other liabilities	673,999	694,255
Junior subordinated debentures	249,691	249,584
Senior notes and other debt	1,022,732	1,021,869

Total liabilities	13,360,796	13,069,478

Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 160,036,950 and 161,467,131 shares	47,024	47,024
Additional paid-in capital	930,668	920,241
Retained earnings	3,572,372	3,514,531
Accumulated other comprehensive loss	(25,325)	(228,959)
Treasury stock, at cost, 75,080,968 and 73,650,787 shares	(1,234,467)	(1,206,518)

Total common stockholders’ equity	3,290,272	3,046,319
Noncontrolling interest	5,427	5,361

Total equity	3,295,699	3,051,680

Total liabilities and equity	$16,656,495	$16,121,158

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Net premiums written	$908,912	$991,549	$1,932,384	$2,149,114
Change in unearned premiums	42,260	83,162	(2,004)	49,906

Net premiums earned	951,172	1,074,711	1,930,380	2,199,020
Net investment income	132,135	162,333	270,351	301,104
Losses from investment funds	(37,821)	(8,394)	(152,895)	(2,668)
Insurance service fees	25,257	24,761	51,840	51,873
Net investment gains (losses):
Net realized gains on sales of investments	49,224	161	62,616	72,866
Other-than-temporary investment impairments	(23,932)	(82,324)	(134,132)	(101,003)
Less investment impairments recognized in other comprehensive income	8,604	—	8,604	—

Net investment gains (losses)	33,896	(82,163)	(62,912)	(28,137)

Revenues from wholly-owned investees	49,942	27,131	80,845	52,019
Other income	517	760	1,110	1,132

Total revenues	1,155,098	1,199,139	2,118,719	2,574,343

Expenses:
Losses and loss expenses	597,267	679,703	1,207,712	1,362,744
Other operating costs and expenses	365,514	376,249	722,861	756,422
Expenses from wholly-owned investees	46,791	26,343	76,745	51,278
Interest expense	20,213	21,396	40,437	44,140

Total expenses	1,029,785	1,103,691	2,047,755	2,214,584

Income before income taxes	125,313	95,448	70,964	359,759
Income tax (expense) benefit	(27,881)	(15,173)	6,184	(90,879)

Net income before noncontrolling interests	97,432	80,275	77,148	268,880
Noncontrolling interests	(45)	(18)	(107)	(185)

Net income to common shareholders	$97,387	$80,257	$77,041	$268,695

Earnings per share:
Basic	$0.61	$0.48	$0.48	$1.56

Diluted	$0.59	$0.46	$0.46	$1.50

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	For the Six Months
	Ended June 30,
	2009	2008
Common stock:
Beginning and end of period	$47,024	$47,024

Additional paid-in capital:
Beginning of period	$920,241	$907,016
Stock options exercised, including tax benefits	(1,692)	(7,045)
Restricted stock units expensed	12,038	12,662
Stock options expensed	6	121
Stock issued to directors	75	170

End of period	$930,668	$912,924

Retained earnings:
Beginning of period	$3,514,531	$3,248,762
Net income	77,041	268,695
Dividends	(19,200)	(18,556)

End of period	$3,572,372	$3,498,901

Accumulated other comprehensive loss, net of tax:
Unrealized investment gains (losses):
Beginning of period	$(142,216)	$52,497
Unrealized gain (losses) on securities not other-than temporarily impaired	182,200	(88,365)
Unrealized losses on other-than temporarily impaired securities	(8,604)	—

End of period	31,380	(35,868)

Currency translation adjustments:
Beginning of period	(72,475)	18,060
Net change in period	29,055	4,956

End of period	(43,420)	23,016

Net pension asset:
Beginning of period	(14,268)	(17,356)
Net change in period	983	988

End of period	(13,285)	(16,368)

Total accumulated other comprehensive loss	$(25,325)	$(29,220)

Treasury stock:
Beginning of period	$(1,206,518)	$(686,228)
Stock repurchased	(31,842)	(489,999)
Stock options exercised	3,551	22,968
Stock issued to directors	342	368

End of period	$(1,234,467)	$(1,152,891)

Noncontrolling interest:
Beginning of period	$5,361	$35,496
Purchase of subsidiary shares from noncontrolling interest	—	(30,444)
Net income	107	185
Other comprehensive loss, net of tax	(41)	(59)

End of period	$5,427	$5,178

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Six Months
	Ended June 30,
	2009	2008
Cash (used in) from operating activities:
Net income	$77,041	$268,695
Adjustments to reconcile net income to net cash flows (used in) from operating activities:
Realized investment losses	62,912	28,137
Depreciation and amortization	47,827	41,474
Noncontrolling interest	107	185
Equity in undistributed losses of investment funds	153,506	4,097
Stock incentive plans	12,664	13,396
Change in:
Arbitrage trading account	(425,327)	48,805
Investment in arbitrage funds	(8,576)	(7,937)
Trading account receivable from brokers and clearing organizations	(3,094)	7,527
Trading account securities sold but not yet purchased	133,450	(10,694)
Premiums and fees receivable	(53,417)	(42,801)
Due from reinsurers	(9,104)	25,158
Accrued investment income	(1,797)	(2,390)
Prepaid reinsurance premiums	(39,186)	(12,162)
Deferred policy acquisition costs	(4,717)	2,188
Deferred income taxes	(25,901)	(27,332)
Other assets	1,096	(5,320)
Reserves for losses and loss expenses	53,958	227,737
Unearned premiums	37,547	(36,861)
Due to reinsurers	38,571	3,993
Other liabilities	(56,792)	(118,044)

Net cash (used in) from operating activities	(9,232)	407,851

Cash used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,230,406	1,708,012
Equity securities	119,589	61,989
Distributions from partnerships and affiliates	2,876	177,790
Proceeds from maturities and prepayments of fixed maturity securities	640,685	810,372
Cost of purchases, excluding trading account:
Fixed maturity securities and loans receivable	(2,389,311)	(2,671,996)
Equity securities	(17,506)	(112,706)
Investments in partnerships and affiliates	(38,355)	(85,729)
Change in loans receivable	(6,589)	(2,567)
Change in balances due to/from security brokers	145,065	18,139
Net additions to real estate, furniture and equipment	(11,857)	(20,829)
Payment for business purchased, net of cash acquired	(33,162)	(46,330)

Net cash used in investing activities	(358,159)	(163,855)

Cash used in financing activities:
Purchase of common shares	(31,842)	(489,999)
Repayment of senior notes	(340)	(102,298)
Bank deposits received	15,352	13,137
Advances from (repayments to) Federal Home Loan Bank	(3,035)	1,650
Net proceeds from stock options exercised	1,446	11,292
Cash dividends to common stockholders	(19,200)	(17,647)
Other, net	(90)	434

Net cash used in financing activities	(37,709)	(583,431)

Net impact on cash due to foreign exchange rates	41,776	2,272
Net decrease in cash and cash equivalents	(363,324)	(337,163)
Cash and cash equivalents at beginning of year	1,134,835	951,863

Cash and cash equivalents at end of period	$771,511	$614,700

Supplemental disclosure of cash flow information:
Interest paid	$39,778	$44,445

Federal income taxes paid, net	$26,747	$155,624

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1. GENERAL
     The accompanying consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Reclassifications have been made in the 2008 financial statements as originally reported to conform to the presentation of the 2009 financial statements.
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
     The Company presents both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per share and, accordingly, are excluded from the calculation.
     The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Basic	160,008	167,172	160,546	171,935
Diluted	166,226	173,684	166,716	178,723
2 RECENT ACCOUNTING PRONOUNCEMENTS
     The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) on April 1, 2009. FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments in interim and annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 expanded the disclosures relating to fair value of financial instruments in the notes to the Company’s consolidated financial statements.

     The Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”) on April 1, 2009. This FSP requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it is likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. The adoption of this FSP on April 1, 2009 expanded the disclosures relating to available for sale securities in the notes to the Company’s consolidated financial statements.
     The Company adopted FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the application of FASB Statement No. 157 Fair Value Measurement (“FAS 157”) until January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The adoption of FSP FAS 157-2 did not have an impact on our results of operations or financial condition.
     The Company adopted FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”) on April 1, 2009. Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The adoption of FSP FAS 157-4 did not have an impact on our results of operations or financial condition.
     The Company adopted FASB Statement 160 (“FAS 160”), “Non-controlling Interests in Consolidated Financial Statements,” effective January 1, 2009. FAS 160 requires that non-controlling (minority) interests in a subsidiary be reported as equity in the consolidated financial statements. The presentation requirements of FAS 160 were applied retrospectively to the 2008 financial statements. The effect of the adoption of FAS 160 was to increase total equity as of December 31, 2008 by $5 million.
     The Company adopted Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) on June 30, 2009. Requirements concerning the accounting and disclosure of subsequent events under FAS 165 are not significantly different from those contained in previously existing auditing standards and, as a result, our adoption of FAS 165 did not have a material impact on our financial condition or results of operations. Under FAS 165, we are required to disclose that we have analyzed subsequent events through August 7, 2009, the date on which these financial statements are issued. The adoption of FAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. (46) (“FAS 167”). FAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities by requiring the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity: (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE. FAS 167 further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 167 may have on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws will remain authoritative GAAP for SEC registrants. FAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification will not change existing GAAP, the adoption of FAS 168 will not have an impact on our financial condition or results of operations.
3. ACQUISITION
     On June 10, 2009, the Company acquired the assets of Banner Aerospace Holding Company I, Inc. and its aviation subsidiaries (“Banner Aerospace”). The aggregate purchase price was approximately $35 million. Banner Aerospace’s products and services are provided to worldwide customers including original equipment manufacturers, commercial and regional airlines, air cargo carriers, corporate and general aviation, and fixed base operators.
4. COMPREHENSIVE INCOME
     The following is a reconciliation of comprehensive income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income before noncontrolling interest	$97,432	$80,275	$77,148	$268,880
Other comprehensive income (loss):

Change in unrealized foreign exchange gains	36,927	5,908	29,055	4,956

Unrealized holding gains (losses) on investment securities arising during the period, net of income taxes	105,475	(124,374)	132,752	(106,732)
Reclassification adjustment for realized gains (losses) included in net income, net of taxes	(22,041)	53,420	40,803	18,308
Change in unrecognized pension obligation, net of income taxes	492	495	983	988

Other comprehensive income (loss)	120,853	(64,551)	203,593	(82,480)

Comprehensive income	218,285	15,724	280,741	186,400

Comprehensive loss attributable to the non-controlling interest	(75)	(8)	(66)	(126)

Comprehensive income attributable to common shareholders	$218,210	$15,716	$280,675	$186,274

5. INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS
     At June 30, 2009 and December 31, 2008, investments in fixed maturity securities were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
June 30, 2009
Held to maturity:
State and municipal	$69,835	$3,408	$(844)	$72,399	$69,835
Mortgage-backed securities - Residential	47,144	2,958	—	50,102	47,144
Corporate	4,993	—	(58)	4,935	4,993

Total held to maturity	121,972	6,366	(902)	127,436	121,972

Available for sale
United states government and government agency	1,198,579	45,581	(2,073)	1,242,087	1,242,087
State and municipal	5,411,731	176,967	(72,496)	5,516,202	5,516,202
Mortgage-backed securities
Residential (1)	1,563,779	32,833	(67,534)	1,529,078	1,529,078
Commercial	71,528	—	(18,071)	53,457	53,457
Corporate	1,688,316	27,709	(56,714)	1,659,311	1,659,311
Foreign	256,167	13,269	(686)	268,750	268,750

Total available for sale	10,190,100	296,359	(217,574)	10,268,885	10,268,885

Total investment in fixed income securities	$10,312,072	$302,725	$(218,476)	$10,396,321	$10,390,857

December 31, 2008
Held to maturity:
State and municipal	$68,876	$742	$(3,693)	$65,925	$68,876
Mortgage-backed securities - Residential	50,039	4,390	—	54,429	50,039
Corporate	4,993	301	—	5,294	4,993

Total held to maturity	123,908	5,433	(3,693)	125,648	123,908

Available for sale
United states government and government agency	1,083,677	46,713	(3,706)	1,126,684	1,126,684
State and municipal	5,591,712	136,804	(136,751)	5,591,765	5,591,765
Mortgage-backed securities
Residential	1,632,954	27,747	(81,142)	1,579,559	1,579,559
Commercial	74,517	—	(22,656)	51,861	51,861
Corporate	1,095,414	9,398	(136,332)	968,480	968,480
Foreign	238,877	12,283	(3,521)	247,639	247,639

Total available for sale	9,717,151	232,945	(384,108)	9,565,988	9,565,988

Total investment in fixed income securities	$9,841,059	$238,378	$(387,801)	$9,691,636	$9,689,896

(1)	Gross unrealized losses for residential mortgage-backed securities includes $8,604 related to the non-credit portion of other than temporary impairments recognized in other comprehensive impairments.

     The amortized cost and fair value of fixed maturity securities at June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations (dollars in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$323,694	$335,116
Due after one year through five years	2,659,249	2,738,917
Due after five years through ten years	3,115,628	3,191,880
Due after ten years	2,531,050	2,497,771
Mortgage-backed securities	1,682,451	1,632,637

Total	$10,312,072	$10,396,321

     At June 30, 2009 and December 31, 2008, investments in equity securities were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
June 30, 2009
Equity securities
Common stocks	$27,362	$45,247	$(5,867)	$66,742	$66,742
Preferred stocks	289,730	524	(57,536)	232,718	232,718

Total	$317,092	$45,771	$(63,403)	$299,460	$299,460

December 31, 2008
Equity securities
Common stocks	$39,343	$49,333	$(7,833)	$80,843	$80,843
Preferred stocks	399,451	95	(96,639)	302,907	302,907

Total	$438,794	$49,428	$(104,472)	$383,750	$383,750

     Loans receivable, which are carried at amortized cost, had an aggregate cost of $389 million and an aggregate fair value of $289 million at June 30, 2009, compared with an aggregate cost of $381 million and an aggregate fair vale of $323 million at December 31, 2008. This includes loans with an aggregate amortized cost of $310 million and an aggregate fair value of $209 million secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and January 2013. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%) located primarily in New York City, California, Hawaii, Boston and Philadelphia.

     At June 30, 2009 and December 31, 2008, the carrying amounts and estimated fair values of other financial instruments were as follows (dollars in thousands):

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Arbitrage trading account	$544,812	$544,812	$119,485	$119,485
Cash and cash equivalents	$771,511	$771,511	$1,134,835	$1,134,835
Trading account receivable from brokers and clearing organizations	$131,977	$131,977	$128,883	$128,883
Due from broker	$—	$—	$138,411	$138,411
Liabilities:
Trading account securities sold but not yet purchased	$156,500	$156,500	$23,050	$23,050
Junior subordinated debentures	$249,691	$239,717	$249,584	$188,717
Senior notes and other debt	$1,022,732	$921,313	$1,021,869	$836,914
     The estimated fair value of the Company’s fixed income, equity securities available for sale and trading account securities is based on various valuation techniques. For Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics. The fair value of the senior notes and other debt and the junior subordinated debentures is based on spreads for similar securities.

6. REALIZED AND UNREALIZED INVESTMENT GAINS AND LOSSES
     Realized and unrealized gains and losses are as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Realized investment gains (losses):
Fixed maturity securities:
Gains	$11,920	$2,111	$26,621	$6,727
Losses	(527)	(954)	(1,578)	(1,521)
Equity securities available for sale	37,143	(996)	36,024	(1,941)
Investment funds	688	—	1,549	69,601
Other-than-temporary investment impairments	(23,932)	(82,324)	(134,132)	(101,003)
Less investment impairments recognized in other comprehensive income	8,604	—	8,604	—

Net investment gains (losses)	33,896	(82,163)	(62,912)	(28,137)

Income taxes	(11,855)	28,743	22,109	9,829

Total	$22,041	$(53,420)	$(40,803)	$(18,308)

Change in unrealized investment gains and losses of available for sale securities:
Fixed maturity securities	$82,311	$(145,227)	$238,552	$(130,884)
Less investment impairments recognized in other comprehensive income	(8,604)	—	(8,604)	—
Equity securities available for sale	51,806	35,678	37,412	10,648
Investment funds	6,403	306	4,232	(16,134)
Cash and cash equivalents	(42)	—	(76)	—

Total change in unrealized gains and losses	131,874	(109,243)	271,516	(136,370)
Income taxes	(48,449)	38,247	(97,879)	47,771
Non controlling interest	(21)	52	(41)	234

Total	$83,404	$(70,944)	$173,596	$(88,365)

7. SECURITIES IN AN UNREALIZED LOSS POSITION
     The following table summarizes all securities in an unrealized loss position at June 30, 2009 and December 31, 2008 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2009
U.S. government and agency	$73,846	$1,235	$17,298	$838	$91,144	$2,073
State and municipal	612,386	17,892	785,554	55,448	1,397,940	73,340
Mortgage-backed securities	185,208	9,224	392,911	76,381	578,119	85,605
Corporate	278,715	15,970	298,809	40,802	577,524	56,772
Foreign	50,848	686	—	—	50,848	686

Fixed maturity securities	1,201,003	45,007	1,494,572	173,469	2,695,575	218,476
Common stocks	14,170	5,867	—	—	14,170	5,867
Preferred Stocks	83,614	9,803	139,378	47,733	222,992	57,536

Total	$1,298,787	$60,677	$1,633,950	$221,202	$2,932,737	$281,879

December 31, 2008
U.S. government and agency	$25,031	$3,494	$8,197	$212	$33,228	$3,706
State and municipal	1,081,558	65,944	485,805	74,500	1,567,363	140,444
Mortgage-backed securities	327,563	57,032	211,762	46,766	539,325	103,798
Corporate	377,313	83,277	228,738	53,055	606,051	136,332
Foreign	17,519	3,521	—	—	17,519	3,521

Fixed maturity securities	1,828,984	213,268	934,502	174,533	2,763,486	387,801
Common Stocks	5,952	7,833	—	—	5,952	7,833
Preferred stocks	123,930	44,062	109,103	52,577	233,033	96,639

Total	$1,958,866	$265,163	$1,043,605	$227,110	$3,002,471	$492,273

     Fixed income securities — Following is a description of non-investment-grade fixed income securities with an unrealized loss position greater than $5 million at June 30, 2009:
Commercial mortgage security — This security has a fair value of $23 million and an unrealized loss of $14 million. The investment is secured by mortgages and cash flow pledges on 99 properties comprising 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2010 can be extended at the borrower’s option through February 2012 provided that there is no continuing default and that the borrower provides interest protection for LIBOR above 6 1/2%. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be below the current market values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be other than temporarily impaired.
Residential mortgage security — This security has a fair value of $14 million and an unrealized loss of $9 million. This investment is a structured security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. Based on that evaluation, the security was determined to be other-than-temporarily impaired. The portion of the impairment considered to be credit related ($3 million) was recognized in earnings, and the remaining decline in value ($9 million) was recognized in other comprehensive income.
Residential mortgage security — This security has a fair value of $15 million and an unrealized loss of $9 million. This investment is a structured security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. Based on that evaluation, the security was determined not to be other-than-temporarily impaired.
     The Company has evaluated the remaining fixed maturity securities and investment-grade perpetual preferred stocks in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default on financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be other than temporarily impaired.
     Equity securities — At June 30, 2009, the Company owned five equity securities (including one non-investment grade perpetual preferred stock) with an aggregate fair value of $70 million and an aggregate unrealized loss of $13 million. The Company does not consider any of these investments to be other than temporarily impaired.
     The table below summarizes credit-related impairment losses on fixed maturity securities for which other-than-temporary losses were recognized and only the amount related to credit loss was recognized in earnings during the three and six months ended June 30, 2009 (dollars in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Beginning balance of credit-related impairments	$—	$—
Credit losses for which an other-than temporary impairment was not previously recognized	2,610	2,610

Ending balance of credit-related impairments	$2,610	$2,610

8. FAIR VALUE MEASUREMENTS
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
     Because many fixed income securities do not trade on a daily basis, the Company utilizes pricing models and processes which may include benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Market inputs used to evaluate securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Quoted prices are often unavailable for recently issued securities, securities that are infrequently traded or securities that are only traded in private transactions. For publicly traded securities for which quoted prices are unavailable, the Company determines fair value based on independent broker quotations and other observable market data. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial data, projections, credit quality and business developments of the issuer and other relevant information.

     The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 by level (dollars in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2009
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,242,087	$—	$1,242,087	$—
State and municipal	5,516,205	—	5,516,205	—
Mortgage-backed securities	1,582,534	—	1,559,180	23,354
Corporate	1,659,311	—	1,584,043	75,268
Foreign	268,748	—	268,748	—

Total fixed maturity securities available for sale	10,268,885	—	10,170,263	98,622

Equity securities available for sale:
Common stocks	66,742	12,582	7,398	46,762
Preferred stocks	232,718	—	183,803	48,915

Total equity securities available for sale	299,460	12,582	191,201	95,677

Arbitrage trading account	544,812	544,459	—	353

Total assets	$11,113,157	$557,041	$10,361,464	$194,652

Liabilities:
Securities sold but not yet purchased	$156,500	$156,500	$—	$—

	Total	Level 1	Level 2	Level 3
December 31, 2008
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,126,684	$—	$1,126,684	$—
State and municipal	5,591,765	—	5,550,093	41,672
Mortgage-backed securities	1,631,420	—	1,608,958	22,462
Corporate	968,480	—	883,975	84,505
Foreign	247,639	—	247,639	—

Total fixed maturity securities available for sale	9,565,988	—	9,417,349	148,639

Equity securities available for sale:
Common stocks	80,843	19,829	2,280	58,734
Preferred stocks	302,907	—	252,421	50,486

Total equity securities available for sale	383,750	19,829	254,701	109,220

Arbitrage trading account	119,485	115,723	3,409	353

Total assets	$10,069,223	$135,552	$9,675,459	$258,212

Liabilities:
Securities sold but not yet purchased	$23,050	$23,050	$—	$—

     The following table summarizes changes in Level 3 assets for the three and six months ended June 30, 2009 (dollars in thousands):

		Gains (Losses) Included in:
			Other	Purchases
	Beginning		Comprehensive	(Sales)	Transfers	Ending
	Balance	Earnings	Income	Maturities	In/(Out)	Balance
For the Three Months Ended June 30, 2009
Fixed maturity securities available for sale:
State and municipal	$39,000	$—	$2,672	$—	$(41,672)	$—

Mortgage-backed securities	17,020	—	6,334	—	—	23,354

Corporate	82,528	(30)	3,422	(1,388)	(9,264)	75,268

Total	138,548	(30)	12,428	(1,388)	(50,936)	98,622

Equity securities available available for sale:

Common stocks	51,732	—	7,714	—	(12,684)	46,762

Preferred stocks	55,304	—	(6,389)	—	—	48,915

Total	107,036	—	1,325	—	(12,684)	95,677

Arbitrage trading account	353	—	—	—	—	353

Total assets	$245,937	$(30)	$13,753	$(1,388)	$(63,620)	$194,652

For the Six Months Ended June 30, 2009
Fixed maturity securities available for sale:
State and municipal	$41,672	$—	$—	$—	$(41,672)	$—
Mortgage-backed securities	22,462	—	892	—	—	23,354
Corporate	84,505	(43)	3,501	(3,431)	(9,264)	75,268

Total	148,639	(43)	4,393	(3,431)	(50,936)	98,622

Equity securities available available for sale:

Common stocks	58,734	—	712	—	(12,684)	46,762

Preferred stocks	50,486	—	(4,830)	3,259	—	48,915

Total	109,220	—	(4,118)	3,259	(12,684)	95,677

Arbitrage trading account	353	—	—	—	—	353

Total assets	$258,212	$(43)	$275	$(172)	$(63,620)	$194,652

9. REINSURANCE CEDED
          The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $5.1 million and $4.9 million as of June 30, 2009 and December 31, 2008, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statements of operations (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Ceded premiums earned	$118,741	$132,356	$234,047	$240,751
Ceded losses incurred	$43,319	$35,532	$120,603	$88,923
10. INDUSTRY SEGMENTS
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
          Our reinsurance segment specializes in underwriting property casualty reinsurance on both a treaty and a facultative basis. The principal reinsurance units are facultative reinsurance, which writes individual certificates and program facultative business and treaty reinsurance, which functions as a traditional reinsurer in specialty and standard reinsurance lines.
          Our international segment offers personal and commercial property casualty insurance in South America and commercial insurance and reinsurance in the United Kingdom, Continental Europe, Canada, Australia and Hong Kong as well as on a worldwide basis through a Lloyd’s syndicate.
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

	Revenues
		Investment
	Earned	Income and			Pre-tax	Net
(dollars in thousands)	Premiums	Funds	Other	Total	Income	Income
For the three months ended June 30, 2009:
Specialty	$346,052	$30,691	$879	$377,622	$65,920	$50,475
Regional	281,903	14,113	172	296,188	11,677	11,163
Alternative markets	151,309	20,305	24,209	195,823	36,961	27,315
Reinsurance	94,257	20,573	—	114,830	21,228	19,134
International	77,651	6,736	—	84,387	720	2,324
Corporate and eliminations (1)	—	1,896	50,456	52,352	(45,089)	(35,065)
Realized investment gains	—	—	33,896	33,896	33,896	22,041

Consolidated	$951,172	$94,314	$109,612	$1,155,098	$125,313	$97,387

For the three months ended June 30, 2008:
Specialty	$409,417	$55,347	$1,010	$465,774	$108,729	$78,432
Regional	309,424	23,752	—	333,176	25,275	19,754
Alternative markets	155,885	30,279	23,754	209,918	52,698	38,498
Reinsurance	131,767	34,160	—	165,927	33,644	26,654
International	68,218	8,939	—	77,157	7,279	4,578
Corporate and eliminations (1)	—	1,462	27,888	29,350	(50,014)	(34,239)
Realized investment losses	—	—	(82,163)	(82,163)	(82,163)	(53,420)

Consolidated	$1,074,711	$153,939	$(29,511)	$1,199,139	$95,448	$80,257

(1)	Corporate and eliminations represent corporate revenues and expenses, realized investment gains and losses and other items that are not allocated to business segments.

	Revenues
		Investment
	Earned	Income and			Pre-tax	Net
(dollars in thousands)	Premiums	Funds	Other	Total	Income	Income
For the six months ended June 30, 2009:
Specialty	$703,980	$34,676	$1,773	$740,429	$93,664	$72,606
Regional	567,519	15,850	1,253	584,622	30,042	24,886
Alternative markets	303,302	25,485	48,820	377,607	67,395	52,423
Reinsurance	199,880	22,919	—	222,799	24,227	23,496
International	155,699	14,737	—	170,436	6,888	5,903
Corporate and eliminations (1)	—	3,789	81,949	85,738	(88,340)	(61,470)
Realized investment losses	—	—	(62,912)	(62,912)	(62,912)	(40,803)

Consolidated	$1,930,380	$117,456	$70,883	$2,118,719	$70,964	$77,041

For the six months ended June 30, 2008:
Specialty	$838,753	$106,340	$2,020	$947,113	$221,515	$157,607
Regional	620,693	45,315	—	666,008	63,079	46,806
Alternative markets	311,094	58,204	49,859	419,157	113,680	81,348
Reinsurance	284,201	65,457	—	349,658	66,933	51,891
International	144,279	18,350	—	162,629	17,925	10,713
Corporate and eliminations (1)	—	4,770	53,145	57,915	(95,236)	(61,362)
Realized investment losses	—	—	(28,137)	(28,137)	(28,137)	(18,308)

Consolidated	$2,199,020	$298,436	$76,887	$2,574,343	$359,759	$268,695

(1)	Corporate and eliminations represent corporate revenues and expenses, realized investment gains and losses and other items that are not allocated to business segments.
     Identifiable assets by segment are as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Specialty	$5,843,657	$5,594,747
Regional	2,722,757	2,652,459
Alternative markets	3,577,803	3,463,508
Reinsurance	4,399,929	4,231,514
International	1,042,089	879,271
Corporate and eliminations	(929,740)	(700,341)

Consolidated	$16,656,495	$16,121,158

Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Premises operations	$114,649	$152,295	$239,749	$318,675
Commercial automobile	49,031	68,109	103,423	135,232
Property	52,481	54,062	100,763	109,539
Products liability	34,683	46,696	73,764	98,875
Professional liability	42,011	39,326	82,437	78,197
Other	53,197	48,929	103,844	98,235

Specialty	346,052	409,417	703,980	838,753

Commercial multiple peril	101,704	113,684	206,880	229,536
Commercial automobile	79,971	90,879	163,307	181,836
Workers’ compensation	60,865	62,868	118,811	126,798
Other	39,363	41,993	78,521	82,523

Regional	281,903	309,424	567,519	620,693

Excess workers’ compensation	63,766	71,513	130,214	141,267
Primary workers’ compensation	61,725	60,331	122,061	122,582
Other	25,818	24,041	51,027	47,245

Alternative markets	151,309	155,885	303,302	311,094

Casualty	77,207	112,994	168,369	240,851
Property	17,050	18,773	31,511	43,350

Reinsurance	94,257	131,767	199,880	284,201

International	77,651	68,218	155,699	144,279

Total	$951,172	$1,074,711	$1,930,380	$2,199,020

11. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES
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

SAFE HARBOR STATEMENT
          This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as ‘believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2009 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; the potential impact of the current conditions in the financial markets and the ongoing economic downturn on our results and financial condition, particularly if such conditions continue; the potential impact of current legislative, regulatory, accounting and other initiatives taken or which may be taken in response to the current conditions in the financial markets and the ongoing economic downturn; investment risks, including investments in financial institutions, municipal bonds, mortgage-backed securities and loans, investment funds, merger arbitrage and private equity investments; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; the impact of significant and increasing competition; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; exposure as to coverage for terrorist acts; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007; the ability of our reinsurers to pay reinsurance recoverables owed to us; the impact of current conditions in the financial markets and the ongoing economic downturn on our ability to raise debt or equity capital if needed; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain qualified employees; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2009 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
          Available insurance capacity has increased in recent years, increasing competition in the industry and putting downward pressure on pricing and terms and conditions. In 2007, we saw increased competition and decreased prices across most of our business segments. This trend of increased competition and decreased prices continued in 2008. These trends moderated somewhat in the first six months of 2009, and we expect continued improvement over the balance of the year. Price changes are reflected in our results over time as premiums are earned.
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
          Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties which are beyond the Company’s control. These variables are affected by external and internal events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage, legislative changes and claim handling and reserving practices, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Because setting reserves is inherently uncertain, the Company cannot assure that its current reserves will prove adequate in light of subsequent events.
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

          Our net reserves for losses and loss expenses of $8 billion as of June 30, 2009 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
          Approximately $2 billion, or 22%, of the Company’s net loss reserves as of June 30, 2009 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

          Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008

Specialty	$2,991,182	$2,973,824
Regional	1,351,931	1,329,697
Alternative markets	1,731,149	1,691,678
Reinsurance	1,762,257	1,842,848
International	344,225	284,539

Net reserves for losses and loss expenses	8,180,744	8,122,586
Ceded reserves for losses and loss expenses	903,259	877,010

Gross reserves for losses and loss expenses	$9,084,003	$8,999,596

          Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	Reported Case	Incurred But Not
	Reserves	Reported	Total

June 30, 2009
General liability	$846,003	$2,218,514	$3,064,517
Workers’ compensation	1,034,437	1,016,124	2,050,561
Commercial automobile	375,439	208,854	584,293
International	135,788	208,437	344,225
Other	138,126	236,765	374,891

Total primary	2,529,793	3,888,694	6,418,487
Reinsurance	732,173	1,030,084	1,762,257

Total	$3,261,966	$4,918,778	$8,180,744

December 31, 2008
General liability	$800,059	$2,227,257	$3,027,316
Workers’ compensation	988,714	1,014,524	2,003,238
Commercial automobile	393,035	210,562	603,597
International	129,351	155,188	284,539
Other	145,010	216,038	361,048

Total primary	2,456,169	3,823,569	6,279,738
Reinsurance	770,247	1,072,601	1,842,848

Total	$3,226,416	$4,896,170	$8,122,586

          The following table presents favorable (unfavorable) development in our estimate of claims occurring in prior years (dollars in thousands):

	For the Six Months
	Ended June 30,
	2009		2008
Specialty	$39,319	(1)	$60,530	(2)
Regional	14,440		22,144
Alternative markets	24,281		24,854
Reinsurance	22,606		(5,914)
International	3,630		4,159

Total	$104,276		$105,773

(1)	Includes favorable reserve development of $9 million, $10 million, $13 million, $21 million and $6 million for accident years 2003 through 2007, respectively, partially offset by unfavorable reserve development of $20 million in prior years.

(2)	Includes favorable reserve development of $8 million, $17 million, $18 million, $21 million and $11 million for accident years 2003 through 2007, respectively, partially offset by unfavorable reserve development of $14 million in prior years.
          Estimates for claims occurring in prior years decreased by $104 million and $106 million for the six months ended June 30, 2009 and 2008, respectively. On an accident year basis, the change in prior year reserves for 2009 is comprised of an increase in estimates for claims occurring in accident years 2002 and prior of $33 million and a decrease in estimates for claims occurring in accident years 2003 through 2008 of $137 million. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
          The majority of the favorable reserve development for the specialty segment during 2009 and 2008 was associated with excess and surplus (“E&S”) business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than that in the “standard” market. The favorable development for the E&S business was primarily caused by lower claim frequency trends. Claim frequency (i.e., the number of reported claims per unit of exposure) declined 7.5% in 2003, 10.5% in 2004, 5.1% in 2005, 5.5% in 2006 and 1.3% in 2007. These trends were significantly lower than the trends that were expected when initial reserves for those years were established. One reason for the lower than expected number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was greater than expected at the time reserves were initially established.
          The favorable reserve development for the alternative markets segment during 2009 and 2008 was primarily related to workers’ compensation business written in California. From 2003 to 2005, the State of California enacted various legislative reforms, whose impact on workers’ compensation costs was uncertain at the time. As actual claims data have emerged, and interpretation of the reforms through case law has evolved, it has become clear that the impact of the reforms was greater than initially expected, resulting in favorable reserve development.

          The favorable reserve development for the reinsurance segment during 2009 includes a $17 million decrease in loss reserves related to a retrospectively-rated reinsurance agreement. The decrease in loss reserves for this contract resulted in a return premium of $17 million, and had no impact on earnings for the period.
          Loss Reserve Discount. The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. As of June 30, 2009, these discount rates ranged from 2.5% to 6.5%, with a weighted average discount rate of 4.4%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.5%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $862 million and $847 million as of June 30, 2009 and December 31, 2008, respectively.
          Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $53 million and $49 million at June 30, 2009 and December 31, 2008, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
          Other Than Temporary Declines in the Value of Investments.
          The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other than temporary. Management regularly reviews securities that have a fair value less than cost to determine whether an other than temporary impairment (“OTTI”) has occurred. If a decline in value is considered other than temporary, the Company reports a realized loss on its statement of operations.
          Fixed Maturity Securities Unrealized Losses — For securities that we intend to sell or, more likely than not, would be required to sell, a decline in value below amortized cost is considered to be an other-than-temporary impairment. The amount of other-than-temporary impairment is equal to the difference between amortized cost and fair value at the balance sheet date.
          For securities that we do not intend to sell or would be required to sell, a decline in value below amortized cost is considered to be an other-than-temporary impairment if we do not expect to recover the entire amortized cost basis of a security (i.e., the present value of cash flows expected to be collected is less than the amortized cost basis of the security). The portion of the decline in value considered to be a credit loss (i.e., the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security) is recognized in earnings. The portion of the decline in value not considered to be a credit loss (i.e., the difference in the present value of cash flows expected to be collected and the fair value of the security) is recognized in other comprehensive income.

          Impairment assessments for structured securities, including mortgage-backed securities and asset-backed securities, collateralized debt obligations and corporate debt, are generally evaluated based on the performance of the underlying collateral under various economic and default scenarios that may involve subjective judgments and estimates by management. Modeling these securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, the ability of the security to make scheduled payments, historical performance and other relevant economic and performance factors. If an OTTI determination is made, a discounted cash flow analysis is used to ascertain the amount of the credit impairment.
          The following table provides a summary of all fixed maturity securities as of June 30, 2009, by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

			Gross
	Number of	Aggregate	Unrealized
Fixed maturity securities (1) (2)	Securities	Fair Value	Losses (1)

Unrealized loss less than 20% of amortized cost	289	$2,549,652	$122,631

Unrealized loss of 20% or greater:

Less than six months	—	—	—
Six months to less than nine months	1	2,071	518
Nine months to less than twelve months	3	35,525	13,475
Twelve months or greater	44	275,764	132,333

Total	337	$2,863,012	$268,957

(1)	Fixed maturity securities classified as available for sale are carried at estimated fair value and unrealized losses, net of income taxes, are reported as a component of stockholders’ equity.

(2)	Includes investment-grade perpetual preferred stocks.
          The Company classifies its fixed maturity securities and perpetual preferred stock by credit rating, primarily based on ratings assigned by credit rating agencies. For purposes of classifying securities with different ratings, the Company uses the lower rating if two ratings were assigned and the middle rating if three ratings were assigned, unless the Company’s own analysis indicates that the lower rating is more appropriate. Securities that are not rated by a rating agency are evaluated and classified by the Company on a case-by-case basis. Unrated securities with an aggregate fair value of $10 million were classified as investment grade at June 30, 2009.
          A summary of the Company’s non-investment grade fixed maturity securities at June 30, 2009 is presented in the table below (dollars in thousands):

	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss

Mortgage-backed securities	9	$60,038	$34,021
Corporate bonds	13	69,274	9,952
State and municipal bonds	5	29,646	8,351
Foreign bonds	3	8,142	447

Total	30	$167,100	$52,771

          Following is a description of non-investment-grade fixed income securities with an unrealized loss position greater than $5 million at June 30, 2009:
Commercial mortgage security — This security has a fair value of $23 million and an unrealized loss of $14 million. The investment is secured by mortgages and cash flow pledges on 99 properties comprising 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2010 can be extended at the borrower’s option through February 2012 provided that there is no continuing default and that the borrower provides interest protection for LIBOR above 6 1/2%. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be well below the current market values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be other than temporarily impaired.
Residential mortgage security — This security has a fair value of $14 million and an unrealized loss of $9 million. This investment is a structured security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. Based on that evaluation, the security was determined to be other-than-temporarily impaired. The portion of the impairment considered to be credit related ($3 million) was recognized in earnings, and the remaining decline in value ($9 million) was recognized in other comprehensive income.
Residential mortgage security — This security has a fair value of $15 million and an unrealized loss of $9 million. This investment is a structured security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. Based on that evaluation, the security was determined not to be other-than-temporarily impaired.
          The Company has evaluated the remaining fixed maturity securities and investment-grade perpetual preferred stocks in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default on financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be other than temporarily impaired.
          Equity securities — In determining whether declines in fair values of equity securities are other than temporary, management assesses (1) the severity and duration of the impairment, (2) the historic and implied volatility of the security, (3) recoveries or additional declines in fair value subsequent to the balance sheet date, (4) the financial condition and near-term prospects of the issuer, (5) whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security and (6) the length of the forecasted recovery period.
          At June 30, 2009, the Company owned five equity securities (including one non-investment grade perpetual preferred stock) with an aggregate fair value of $70 million and an aggregate unrealized loss of $13 million. The Company does not consider any of these investments to be other than temporarily impaired.
          Because of changing economic and market conditions affecting issuers of debt and equity securities and the performance of the underlying collateral affecting certain classes of assets, it is reasonably possible that we will recognize other-than-temporary impairments in the future.

Fair Value Measurements
          The Company’s fixed income and equity securities available for sale and its trading account securities are carried at fair value following the guidance in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The vast majority of the Company’s portfolio is based on observable data (other than quoted prices) and, accordingly, is classified as Level 2.
          In classifying particular financial securities in the fair value hierarchy, the Company uses its judgment to determine whether the market for a security is active and whether significant pricing inputs are observable. The Company determines the existence of an active market by assessing whether transactions occur with sufficient frequency and volume to provide reliable pricing information. The Company determines whether inputs are observable based on the use of such information by pricing services and external investment managers, the uninterrupted availability of such inputs, the need to make significant adjustments to such inputs and the volatility of such inputs over time. If the market for a security is determined to be inactive or if significant inputs used to price a security are determined to be unobservable, the security is categorized in Level 3 of the fair value hierarchy.
          Equity securities are generally priced based on observable market data, including closing prices in active markets, and are classified as Level 1. However, as of June 30, 2009, prices for equity securities with an aggregate carrying value of $96 million were determined based on other methods and were classified as Level 3 securities. Two of those securities, with an aggregate carrying value of $94 million, were priced based on an independent valuation and recent sales in a private transaction.
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

The following table summarizes pricing methods for fixed income securities available for sale as of June 30, 2009 (dollars in thousands):

	Carrying	Percent
	Value	of Total
Pricing source
Independent pricing services	$9,706,730	94.5%
Syndicate manager	113,024	1.1%
Directly by the Company based on:
Observable data	350,508	3.4%
Cash flow	98,623	1.0%

Total	$10,268,885	100.0%

          Independent pricing services — The vast majority of the Company’s fixed income securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company conducts interviews with the pricing services to gain an understanding of how different types of securities are priced. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2009, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
          Syndicate manager — The Company has a 15% participation in a Lloyd’s syndicate, and the Company’s share of the securities owned by the syndicate is priced by the syndicate’s manager. The majority of the securities are liquid, short duration fixed maturity securities. The Company reviews the syndicate manager’s pricing methodology and audited financial statements and holds discussions with the syndicate manager as necessary to confirm its understanding and agreement with security prices. Based upon the Company’s review of the methodologies used by the syndicate manager, these securities were classified as Level 2.
          Observable data — If independent pricing is not available, the Company prices the securities directly. Prices are based on observable market data where available, including current trading levels for similar securities and non-binding quotations from brokers. The Company generally requests two or more quotes. If more than one quote is received, the Company sets a price within the range of quotes received based on its assessment of the credibility of the quote and its own evaluation of the security. The Company generally does not adjust quotes obtained from brokers. Since these securities were priced based on observable data, they were classified as Level 2.
          Cash flow model — If the above methodologies are not available, the Company prices securities using a discounted cash flow model based upon assumptions as to prevailing credit spreads, interest rates and interest rate volatility, time to maturity and subordination levels. Discount rates are adjusted to reflect illiquidity where appropriate. These securities were classified as Level 3.

Results of Operations for the Six Months Ended June 30, 2009 and 2008
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2009 and 2008. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Six Months
	Ended June 30,
(dollars in thousands)	2009	2008

Specialty
Gross premiums written	$759,783	$834,722
Net premiums written	661,240	773,726
Premiums earned	703,980	838,753
Loss ratio	61.4%	58.4%
Expense ratio	30.3%	27.9%
Combined ratio	91.7%	86.3%

Regional
Gross premiums written	$640,246	$734,628
Net premiums written	559,765	638,864
Premiums earned	567,519	620,693
Loss ratio	63.8%	65.6%
Expense ratio	33.6%	31.5%
Combined ratio	97.4%	97.1%

Alternative Markets
Gross premiums written	$362,834	$389,245
Net premiums written	325,201	338,813
Premiums earned	303,302	311,094
Loss ratio	64.3%	60.8%
Expense ratio	24.9%	23.5%
Combined ratio	89.2%	84.3%

Reinsurance
Gross premiums written	$224,073	$263,048
Net premiums written	207,888	248,592
Premiums earned	199,880	284,201
Loss ratio	60.1%	64.8%
Expense ratio	39.1%	34.6%
Combined ratio	99.2%	99.4%

International
Gross premiums written	$215,883	$178,340
Net premiums written	178,290	149,119
Premiums earned	155,699	144,279
Loss ratio	63.0%	63.8%
Expense ratio	38.2%	38.3%
Combined ratio	101.2%	102.1%

Consolidated
Gross premiums written	$2,202,819	$2,399,983
Net premiums written	1,932,384	2,149,114
Premiums earned	1,930,380	2,199,020
Loss ratio	62.6%	62.0%
Expense ratio	32.0%	29.9%
Combined ratio	94.6%	91.9%

          Net Income to Common Shareholders . The following table presents the Company’s net income to common shareholders and net income per diluted share for the six months ended June 30, 2009 and 2008 (amounts in thousands, except per share data):

	2009	2008

Net income attributable to common shareholders	$77,041	$268,695
Weighted average diluted shares	166,716	178,723
Net income per diluted share	$0.46	$1.50

          The Company reported net income of $77 million in 2009 compared to $269 million in 2008. The decrease in net income is primarily a result of higher losses from investment funds ($153 million in 2009 compared with $3 million in 2008) and higher realized investment losses ($63 million in 2009 compared with $28 million in 2008). The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2008 and 2009.
          Gross Premiums Written. Gross premiums written were $2.2 billion in 2009, down 8% from 2008. The decrease in gross premiums is the result of lower economic activity and less new business production, partially offset by higher premiums written by companies that began operations in 2007 and 2008. The average price of policies renewed in 2009 decreased 1%. The Company has experienced increased competition and downward pressure on pricing since 2004, although the pressure has recently moderated somewhat.
     A summary of gross premiums written in 2009 compared with 2008 by business segment follows:
•	Specialty gross premiums decreased by 9% to $760 million in 2009 from $835 million. Gross premiums written decreased 40% for commercial automobile, 32% for products liability and 20% for premises operations. Gross premiums written increased 34% for professional liability and 21% for property lines. The number of new and renewal policies issued in 2009 was unchanged.

•	Regional gross premiums decreased by 13% to $640 million in 2009 from $735 million in 2008. Gross premiums written decreased 13% for workers’ compensation, 14% for commercial automobile and 10% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $40 million in 2009 and $51 million in 2008. The number of new and renewal policies issued in 2009 decreased 7%.

•	Alternative markets gross premiums decreased by 7% to $363 million in 2009 from $389 million in 2008. Gross premiums written decreased 11% for excess workers’ compensation and increased 5% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $10 million in 2009 and $25 million in 2008. The number of new and renewal policies issued in 2009 increased 4%.

•	Reinsurance gross premiums decreased by 15% to $224 million in 2009 from $263 million in 2008. The decline was due to non-renewals and lower new business volume as a result of business lost to competitors or retained by ceding companies. Casualty gross premiums written decreased 17% to $178 million, and property gross premiums written decreased 4% to $46 million.

•	International gross premiums increased by 21% to $216 million in 2009 from $178 million in 2008. The increase was due primarily to the issuance of a large quota share reinsurance agreement through the Company’s branch in Hong Kong.

          Premiums Earned. Premiums earned decreased 12% to $1,930 million in 2009 from $2,199 million in 2008. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2009 are related to business written during both 2009 and 2008. The 12% decrease for 2009 earned premiums reflects the underlying decline in net premiums written in 2008 and 2009.
          Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2009 and 2008 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2009	2008	2009	2008

Fixed maturity securities, including cash	$242,598	$259,525	4.2%	4.8%
Arbitrage trading account and funds	17,599	19,353	8.5	4.6
Equity securities available for sale	12,074	23,909	6.8	5.9

Gross investment income	272,271	302,787	4.5	4.8
Investment expenses	(1,920)	(1,683)

Total	$270,351	$301,104	4.4%	4.8%

          Net investment income decreased 10% to $270 million in 2009 from $301 million in 2008 primarily due to lower short-term interest rates and to sales and impairments of securities, including higher dividend paying preferred stocks, over the past 18 months. Average invested assets, at cost (including cash and cash equivalents) decreased to $12.2 billion in 2009 from $12.5 billion in 2008 as a result of other than temporary impairments over the past 18 months.
          Losses from Investment Funds. Following is a summary of losses from investment funds (which are recorded on a one-quarter lag) for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	2009	2008

Real estate funds	$(132,828)	$(13,115)
Energy funds	(18,417)	(1,299)
Other funds	(1,650)	1,049
Kiln Ltd	—	10,697

Total	$(152,895)	$(2,668)

          Losses from investment funds were $153 million in 2009 compared to $3 million in 2008, primarily as a result of losses from real estate funds. The real estate funds, which had an aggregate carrying value of $186 million at June 30, 2009, invest in commercial loans and securities as well as direct property ownership. Asset values were impacted by general deterioration of real estate fundamentals coupled with the absence of a refinancing market and an increase in non-performing assets. In addition, in an environment of falling values and stricter underwriting standards, a large number of real estate projects are over-leveraged and facing near-term refinancing pressure. The energy funds reported a loss of $18 million in 2009 due to a decrease in the fair value of energy related investments held by the funds. The Company sold its interest in Kiln Ltd in March 2008.
          Insurance Service Fees. Insurance service fees consists of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage as well as brokerage services. Service fees were $52 million in both 2009 and 2008.
          Realized Investment Gains (Losses). Realized investment gains (losses) result primarily from sales of securities, as well as from provisions for other than temporary impairments in securities. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.

          Realized investment losses were $63 million in 2009 and were the result of other-than-temporary impairments of $126 million, partially offset by realized gains from the sale of securities of $63 million. The impairment charges were primarily related to debt and preferred stock of major financial institutions that experienced adverse credit events and ratings downgrades during the period, including write-downs of debt issued by Thornburg Mortgage, Inc. and preferred stock issued by Citibank and Bank of America.
          Realized investment losses were $28 million in 2008 and were the result of other-than-temporary impairments of financial sector equity securities of $101 million partially offset by net realized gains from the sale of securities of $73 million. Net realized investment gains from the sale of securities included a gain of $70 million from the sale of the Company’s interest in Kiln Ltd in 2008.
          Revenues from Wholly-owned Investees. Revenues from wholly-owned investees were $81 million in 2009 compared with $52 million in 2008. These revenues were derived from fixed base operators that were separately purchased in 2007, 2008 and 2009. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2009 and 2008 revenues are not comparable since all of the companies were not owned for the six months ended June 30, 2008.
          Losses and Loss Expenses. Losses and loss expenses decreased to $1,208 million in 2009 from $1,363 million in 2008 due to lower earned premium. The consolidated loss ratio was 62.6% in 2009 compared with 62.0% in 2008. Weather-related losses were $36 million in 2009 compared with $45 million in 2008. Favorable prior year reserve development was $104 million in 2009 and $106 million in 2008. The favorable reserve development during 2009 includes a $17 million decrease in loss reserves related to a retrospectively-rated reinsurance agreement. The decrease in loss reserves for this contract resulted in a return premium of $17 million, and had no impact on earnings for the period. A summary of loss ratios in 2009 compared with 2008 by business segment follows:
•	Specialty’s loss ratio increased to 61.4% in 2009 from 58.4% in 2008 due to a decline in price levels and the impact of anticipated loss cost trends. Net favorable prior year development was $39 million in 2009 compared with $61 million in 2008.

•	The regional loss ratio decreased to 63.8% in 2009 from 65.6% in 2008. Weather-related losses were $36 million in 2009 compared with $45 million in 2008. Net favorable prior year development was $14 million in 2009 compared with $22 million in 2008.

•	Alternative markets’ loss ratio increased to 64.3% in 2009 from 60.8% in 2008. In addition to pricing and loss cost trends, the 2009 loss ratio was impacted by the use of lower discount rates used to discount excess workers’ compensation reserves. Net favorable prior year development was $24 million in 2009 compared with $25 million in 2008.

•	The reinsurance loss ratio decreased to 60.1% in 2009 from 64.8% in 2008. Net favorable prior year development was $23 million in 2009 compared with net unfavorable prior year development of $6 million in 2008. The favorable reserve development during 2009 includes a $17 million decrease in loss reserves related to a retrospectively-rated reinsurance agreement. The decrease in loss reserves for this contract resulted in a return premium of $17 million, and had no impact on earnings for the period.

•	The international loss ratio decreased to 63.0% in 2009 from 63.8% in 2008. Net favorable prior year development was $4 million in both 2009 and 2008.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	2009	2008

Underwriting expenses	$616,926	$656,414
Service expenses	42,560	44,496
Other costs and expenses	63,375	55,512

Total	$722,861	$756,422

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 32.0% in 2009 from 29.9% in 2008 primarily due to the decline in earned premiums.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 4% to $43 million due to lower employment costs.
          Other costs and expenses, which represent corporate expenses and foreign currency transaction gains and losses, increased 14% to $63 million. Foreign currency transaction losses were $6 million in 2009 compared with gains of $3 million in 2008.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $77 million in 2009 compared to $51 million in 2008. These expenses represent costs associated with fixed base operators that were separately purchased in 2007, 2008 and 2009. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2009 and 2008 expenses are not comparative since the companies were not all owned for the six months ended June 30, 2008.
          Interest Expense. Interest expense decreased 8% to $40 million primarily due to the repayment of $89 million of 9.875% senior notes in May 2008.
          Income Taxes. The effective income tax rate for the first six months was a benefit of 9% in 2009 as compared to an expense of 25% in 2008. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income, which exceeded the pre-tax income in 2009, resulting in a tax benefit.

Results of Operations for the Three Months Ended June 30, 2009 and 2008
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2009 and 2008. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended June 30,
(dollars in thousands)	2009	2008

Specialty
Gross premiums written	$394,889	$406,580
Net premiums written	338,683	375,939
Premiums earned	346,052	409,417
Loss ratio	60.0%	58.8%
Expense ratio	29.8%	28.3%
Combined ratio	89.8%	87.1%

Regional
Gross premiums written	$317,445	$361,633
Net premiums written	277,730	315,288
Premiums earned	281,903	309,424
Loss ratio	66.6%	67.6%
Expense ratio	34.2%	31.9%
Combined ratio	100.8%	99.5%

Alternative Markets
Gross premiums written	$113,960	$121,161
Net premiums written	99,486	100,776
Premiums earned	151,309	155,885
Loss ratio	66.4%	64.1%
Expense ratio	25.7%	23.3%
Combined ratio	92.1%	87.4%

Reinsurance
Gross premiums written	$116,217	$126,583
Net premiums written	107,055	118,946
Premiums earned	94,257	131,767
Loss ratio	56.4%	65.7%
Expense ratio	42.9%	34.5%
Combined ratio	99.3%	100.2%

International
Gross premiums written	$112,066	$98,853
Net premiums written	85,958	80,600
Premiums earned	77,651	68,218
Loss ratio	61.9%	63.5%
Expense ratio	38.8%	40.3%
Combined ratio	100.7%	103.8%

Consolidated
Gross premiums written	$1,054,577	$1,114,810
Net premiums written	908,912	991,549
Premiums earned	951,172	1,074,711
Loss ratio	62.8%	63.2%
Expense ratio	32.5%	30.1%
Combined ratio	95.3%	93.3%

          Net Income to Common Shareholders. The following table presents the Company’s net income to common shareholders and net income per diluted share for the three months ended June 30, 2009 and 2008 (amounts in thousands, except per share data):

	2009	2008

Net income attributable to common shareholders	$97,387	$80,257
Weighted average diluted shares	166,226	173,684
Net income per diluted share	$0.59	$0.46

          The Company reported net income of $97 million in 2009 compared to $80 million in 2008. The increase in net income is primarily a result of realized investment gains (realized gains were $34 million in 2009 compared with realized investment losses of $82 million in 2008), partially offset by losses from investment funds, lower investment income and a decline in underwriting profits. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2008 and 2009.
          Gross Premiums Written. Gross premiums written were $1 billion in 2009, down 5% from 2008. The decrease in gross premiums is the result of lower economic activity and less new business production, partially offset by higher premiums written by companies that began operations in 2007 and 2008. The average price of policies renewed in 2009 decreased 1%. The Company has experienced increased competition and downward pressure on pricing since 2004, although the pressure has recently moderated somewhat.
     A summary of gross premiums written in 2009 compared with 2008 by business segment follows:
•	Specialty gross premiums decreased by 3% to $395 million in 2009 from $407 million. Gross premiums written decreased 30% for commercial automobile, 34% for products liability and 17% for premises operations. Gross premiums written increased 40% for professional liability and 27% for property lines. The number of new and renewal policies issued in 2009 decreased 1%.

•	Regional gross premiums decreased by 12% to $317 million in 2009 from $362 million in 2008. Gross premiums written decreased 11% for workers’ compensation, 15% for commercial automobile and 10% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $19 million in 2009 and $24 million in 2008. The number of new and renewal policies issued in 2009 decreased 3%.

•	Alternative markets gross premiums decreased by 6% to $114 million in 2009 from $121 million in 2008. Gross premiums written decreased 18% for excess workers’ compensation and increased 9% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $4 million in 2009 and $10 million in 2008. The number of new and renewal policies issued in 2009 increased 12%.

•	Reinsurance gross premiums decreased by 8% to $116 million in 2009 from $127 million in 2008. The decline was due to non-renewals and lower new business volume as a result of business lost to competitors or retained by ceding companies. Casualty gross premiums written decreased 13% to $91 million, and property gross premiums written increased 13% to $25 million.

•	International gross premiums increased by 13% to $112 million in 2009 from $99 million in 2008. The increase was due primarily to the issuance of a large quota share reinsurance agreement through the Company’s branch in Hong Kong.

          Premiums Earned. Premiums earned decreased 12% to $951 million in 2009 from $1,075 million in 2008. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2009 are related to business written during both 2009 and 2008. The 12% decrease for 2009 earned premiums reflects the underlying decline in net premiums written in 2008 and 2009.
          Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2009 and 2008 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2009	2008	2009	2008

Fixed maturity securities, including cash	$120,211	$136,757	4.2%	5.0%
Arbitrage trading account and funds	6,938	15,338	5.7	7.3
Equity securities available for sale	6,010	11,184	7.5	5.6

Gross investment income	133,159	163,279	4.4	5.2
Investment expenses	(1,024)	(946)

Total	$132,135	$162,333	4.3%	5.2%

          Net investment income decreased 19% to $132 million in 2009 from $162 million in 2008 primarily due to lower short-term interest rates and to sales and impairments of securities, including higher dividend paying preferred stocks, over the past 18 months. Average invested assets, at cost (including cash and cash equivalents) decreased to $12.2 billion in 2009 from $12.5 billion in 2008 as a result of other than temporary impairments over the past 18 months.
          Losses from Investment Funds. Following is a summary of losses from investment funds (which are recorded on a one-quarter lag) for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	2009	2008

Real estate funds	$(34,320)	$(7,618)
Energy funds	(3,726)	254
Other funds	225	(1,030)

Total	$(37,821)	$(8,394)

          Losses from investment funds were $38 million in 2009 compared to $8 million in 2008, primarily as a result of losses from real estate funds. The real estate funds, which had an aggregate carrying value of $186 million at June 30, 2009, invest in commercial loans and securities as well as direct property ownership. Asset values were impacted by general deterioration of real estate fundamentals coupled with the absence of a refinancing market and an increase in non-performing assets. In addition, in an environment of falling values and stricter underwriting standards, a large number of real estate projects are over-leveraged and facing near-term refinancing pressure. The energy funds reported a loss of $4 million in 2009 due to a decrease in the fair value of energy related investments held by the funds.
          Insurance Service Fees. Insurance service fees consist of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage as well as brokerage services. Service fees were $25 million in both 2009 and 2008.
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
          Realized investment gains were $34 million in 2009 and were the result of write-downs for other-than-temporary impairments of $15 million, offset by realized gains from the sale of securities of $49 million. Approximately half the other-than-temporary impairment was related to a further price decline of a common stock that had previously been written-down to fair value.
          Realized investment losses were $82 million in 2008 and were the result of other-than-temporary impairments of financial sector equity securities.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $50 million in 2009 compared with $27 million in 2008. These revenues were derived from three fixed base operators that were separately purchased in 2007, 2008 and 2009. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2009 and 2008 revenues are not comparable since all of the companies were not owned for the three months ended June 30, 2008.
          Losses and Loss Expenses. Losses and loss expenses decreased to $597 million in 2009 from $680 million in 2008 due to lower earned premium. The consolidated loss ratio was 62.8% in 2009 compared with 63.2% in 2008. Weather-related losses were $28 million in 2009 compared with $31 million in 2008. Favorable prior year reserve development was $33 million in 2009 and $52 million in 2008. The favorable reserve development during 2009 includes a $17 million decrease in loss reserves related to a retrospectively-rated reinsurance agreement. The decrease in loss reserves for this contract resulted in a return premium of $17 million, and had no impact on earnings for the period. A summary of loss ratios in 2009 compared with 2008 by business segment follows:
•	Specialty’s loss ratio increased to 60.0% in 2009 from 58.8% in 2008. Net favorable prior year development was $22 million in 2009 compared with $36 million in 2008.

•	The regional loss ratio decreased to 66.6% in 2009 from 67.6% in 2008. Weather-related losses were $28 million in 2009 compared with $31 million in 2008. Net favorable prior year development was $4 million in 2009 compared with $16 million in 2008.

•	Alternative markets’ loss ratio increased to 66.4% in 2009 from 64.1% in 2008. In addition to pricing and loss cost trends, the 2009 loss ratio was impacted by the use of lower discount rates used to discount excess workers’ compensation reserves. Net favorable prior year development was $8 million in 2009 compared with $5 million in 2008.

•	The reinsurance loss ratio decreased to 56.4% in 2009 from 65.7% in 2008. Net favorable prior year development was $16 million in 2009 compared with net unfavorable prior year development of $5 million in 2008. The favorable reserve development during 2009 includes a $17 million decrease in loss reserves related to a retrospectively-rated reinsurance agreement. The decrease in loss reserves for this contract resulted in a return premium of $17 million, and had no impact on earnings for the period.

•	The international loss ratio decreased to 61.9% in 2009 from 63.5% in 2008.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	2009	2008

Underwriting expenses	$308,970	$323,742
Service expenses	20,503	21,631
Other costs and expenses	36,041	30,876

Total	$365,514	$376,249

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 32.5% in 2009 from 30.1% in 2008 primarily due to the decline in earned premiums.

          Service expenses, which represent the costs associated with the fee-based businesses, decreased 5% to $21 million due to lower employment costs.
          Other costs and expenses, which represent corporate expenses and foreign currency transaction gains and losses, increased 17% to $36 million. The increase was due primarily to foreign currency transaction losses of $5 million in 2009 compared with gains of $2 million in 2008.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $47 million in 2009 compared to $26 million in 2008. These expenses represent costs associated with fixed base operators that were separately purchased in 2007, 2008 and 2009. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2009 and 2008 expenses are not comparative since the companies were not all owned for the three months ended June 30, 2008.
          Interest Expense. Interest expense decreased 6% to $20 million primarily due to the repayment of $89 million of 9.875% senior notes in May 2008.
          Income Taxes. The effective income tax rate reported for the three months ended June 30, 2009 was 22% as compared to 16% for the same period in 2008. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

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
          The Company’s investment portfolio and investment-related assets as of June 30, 2009 were as follows (in thousands):

	Cost	Carrying Value
Fixed maturity securities:
United States government and government agencies	$1,198,579	$1,242,087
State and municipal	5,481,566	5,586,037
Mortgage-backed securities:
Agency	935,257	966,627
Residential-Prime	581,865	525,257
Residential-Alt A	93,801	84,338
Commercial	71,528	53,457

Total mortgage-backed securities	1,682,451	1,629,679

Corporate:
Financial	752,820	746,650
Industrial	500,307	505,999
Asset-backed	186,124	158,450
Utilities	158,155	158,348
Other	95,903	94,857

Total corporate	1,693,309	1,664,304

Foreign government and foreign government agencies	256,167	268,750

Total fixed maturity securities	10,312,072	10,390,857

Equity securities available for sale:
Preferred stock
Financial	113,490	81,074
Real estate	119,834	105,271
Utilities	56,406	46,373

Total preferred stock	289,730	232,718

Common stock	27,362	66,742

Total equity securities available for sale	317,092	299,460

Arbitrage trading account	544,812	544,812
Investment in arbitrage funds	82,011	82,011
Investment funds	388,327	378,164
Loans receivable	388,783	388,783

Total investments	$12,033,097	$12,084,087

          Fixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At June 30, 2009 (as compared to December 31, 2008), the fixed maturity securities portfolio mix was as follows: U.S. government securities were 12% (12% in 2008); state and municipal securities were 54% (58% in 2008); corporate securities were 16% (10% in 2008); mortgage-backed securities were 16% (17% in 2008); and foreign government bonds were 2% (3% in 2008).
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
          Investment Funds. At June 30, 2009 and December 31, 2008, the Company’s investment in investment funds was $378 million and $496 million, respectively, and included investments in real estate funds of $186 million and $292 million, respectively.
          Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $389 million and an aggregate fair value of $289 million at June 30, 2009. This includes loans with an aggregate amortized cost of $310 million and an aggregate fair value of $209 million secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and January 2013. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%) located primarily in New York City, California, Hawaii, Boston and Philadelphia.

Liquidity and Capital Resources
          Cash Flow. Cash used for operating activities was $9 million in 2009 compared with cash provided from operating activities of $408 million in 2008. The decline is primarily due to cash transfers to the trading account of $290 million in 2009 compared with cash transfers from the trading account of $50 million in 2008.
          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 87% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2009. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
          Financing Activity
          During the first six months of 2009, the Company repurchased 1,636,200 shares of its common stock for $32 million.
          At June 30, 2009, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,272 million and a face amount of $1,288 million. The maturities of the outstanding debt are $150 million in 2010, $1 million in 2011, $3 million in 2012, $200 million in 2013, $200 million in 2015, $150 million in 2019, $77 million in 2022, $7 million in 2035 (prepayable in 2010), $250 million in 2037 and $250 million in 2045 (prepayable in 2010).
          At June 30, 2009, equity was $3.3 billion and total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $4.6 billion. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 28% at June 30, 2009 and 29% at December 31, 2008.
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
          The duration of the investment portfolio was 3.3 years at June 30, 2009 and 3.1 years at December 31, 2008. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2008.

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
          Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans
	purchased	share	or programs	or programs (1)
April 2009	—	—	—	6,473,700
May 2009	—	—	—	6,473,700
June 2009	—	—	—	6,473,700

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,000,000 shares approved by the Board of Directors on July 29, 2008. On August 4, 2009, the Board of Directors increased the Company’s repurchase authorization to 10,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders
          The Company held its Annual Meeting of Stockholders on May 19, 2009. The meeting involved the election of two directors for a term to expire at the Annual Meeting of Stockholders to be held in the year 2012, the approval of the W. R. Berkley Corporation 2009 Long-Term Incentive Plan, the approval of the W. R. Berkley Corporation 2009 Directors Stock Plan and the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The directors elected and the results of the voting are as follows:
(i)	Election of Directors:

Nominee	Votes For	Votes Withheld	Votes Abstained
William R. Berkley	143,076,125	2,055,446	3,021,167

George G. Daly	144,222,765	908,806	3,021,167
(ii)	Approval of the W. R. Berkley Corporation 2009 Long-Term Incentive Plan:

Votes For	Votes Against	Votes Abstained
142,142,181	4,887,560	1,122,997
(iii)	Approval of the W. R. Berkley Corporation 2009 Directors Stock Plan:

Votes For	Votes Against	Votes Abstained	Broker Non Vote
76,192,614	57,080,718	919,066	13,960,340
(iv)	Ratification of Accounting Firm:

Votes For	Votes Against	Votes Abstained	Broker Non Vote
147,283,305	783,758	44,986	40,689
Item 6. Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: August 7, 2009	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: August 7, 2009	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President — Chief Financial Officer