Form 10-Q
period 2009-09-30
BERKLEY W R CORP
filed 2009-11-09
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Number of shares of common stock, $.20 par value, outstanding as of October 30, 2009: 160,748,345

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$11,189,826	$9,689,896
Equity securities available for sale	398,295	383,750
Arbitrage trading account	536,721	119,485
Investment in arbitrage funds	82,225	73,435
Investment funds	368,733	495,533
Loans receivable	391,268	381,182

Total investments	12,967,068	11,143,281

Cash and cash equivalents	736,392	1,134,835
Premiums and fees receivable	1,082,770	1,056,096
Due from reinsurers	970,261	931,115
Accrued investment income	125,678	122,461
Prepaid reinsurance premiums	218,584	181,462
Deferred policy acquisition costs	409,749	394,807
Real estate, furniture and equipment	244,503	260,522
Deferred federal and foreign income taxes	156,249	329,417
Goodwill	109,318	107,564
Trading account receivable from brokers and clearing organizations	201,639	128,883
Due from broker	—	138,411
Current federal and foreign income taxes	21,302	76,491
Other assets	149,001	115,813

Total assets	$17,392,514	$16,121,158

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,115,137	$8,999,596
Unearned premiums	2,040,239	1,966,150
Due to reinsurers	163,531	114,974
Trading account securities sold but not yet purchased	115,389	23,050
Other liabilities	759,636	694,255
Junior subordinated debentures	249,742	249,584
Senior notes and other debt	1,340,295	1,021,869

Total liabilities	13,783,969	13,069,478

Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 160,734,463 and 161,467,131 shares	47,024	47,024
Additional paid-in capital	925,746	920,241
Retained earnings	3,660,451	3,514,531
Accumulated other comprehensive income (loss)	191,060	(228,959)
Treasury stock, at cost, 74,383,455 and 73,650,787 shares	(1,221,236)	(1,206,518)

Total common stockholders’ equity	3,603,045	3,046,319
Noncontrolling interests	5,500	5,361

Total equity	3,608,545	3,051,680

Total liabilities and equity	$17,392,514	$16,121,158

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Net premiums written	$969,329	$996,333	$2,901,713	$3,145,447
Change in unearned premiums	(26,189)	58,908	(28,193)	108,814

Net premiums earned	943,140	1,055,241	2,873,520	3,254,261
Net investment income	141,029	122,345	411,380	423,449
Income (losses) from investment funds	(25,657)	31,057	(178,552)	28,389
Insurance service fees	22,039	25,628	73,879	77,501
Net investment gains (losses):
Net realized gains on sales of investments	9,594	8,080	72,210	80,946
Other-than-temporary investment impairments	(5,316)	(228,110)	(139,448)	(329,113)
Portion of impairments reclassified to (from) other comprehensive income	(195)	—	8,409	—

Net investment gains (losses)	4,083	(220,030)	(58,829)	(248,167)

Revenues from wholly-owned investees	51,201	40,496	132,046	92,515
Other income	474	893	1,584	2,025

Total revenues	1,136,309	1,055,630	3,255,028	3,629,973

Expenses:
Losses and loss expenses	585,964	694,254	1,793,676	2,056,998
Other operating costs and expenses	353,122	358,580	1,075,983	1,115,002
Expenses from wholly-owned investees	49,849	39,337	126,594	90,615
Interest expense	21,599	20,251	62,036	64,391

Total expenses	1,010,534	1,112,422	3,058,289	3,327,006

Income (loss) before income taxes	125,775	(56,792)	196,739	302,967
Income tax (expense) benefit	(27,987)	28,964	(21,803)	(61,915)

Net income (loss) before noncontrolling interests	97,788	(27,828)	174,936	241,052
Noncontrolling interests	(66)	(52)	(173)	(237)

Net income (loss) to common shareholders	$97,722	$(27,880)	$174,763	$240,815

Earnings (loss) per share:
Basic	$0.61	$(0.17)	$1.09	$1.43

Diluted	$0.59	$(0.17)	$1.05	$1.37

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Equity (Unaudited)
(dollars in thousands)

	For the Nine Months
	Ended September 30,
	2009	2008
Common stock:
Beginning and end of period	$47,024	$47,024

Additional paid-in capital:
Beginning of period	$920,241	$907,016
Stock options exercised and restricted units issued, including tax benefits	(12,706)	(9,093)
Restricted stock units expensed	18,080	17,381
Stock options expensed	9	160
Stock issued	122	292

End of period	$925,746	$915,756

Retained earnings:
Beginning of period	$3,514,531	$3,248,762
Net income	174,763	240,815
Dividends	(28,843)	(28,283)

End of period	$3,660,451	$3,461,294

Accumulated other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Beginning of period	$(142,216)	$52,497
Unrealized gain (losses) on securities not other-than-temporarily impaired	399,510	(206,973)
Unrealized losses on other-than-temporarily impaired securities	(8,221)	—

End of period	249,073	(154,476)

Currency translation adjustments:
Beginning of period	(72,475)	18,060
Net change in period	27,255	(28,477)

End of period	(45,220)	(10,417)

Net pension asset:
Beginning of period	(14,268)	(17,356)
Net change in period	1,475	1,483

End of period	(12,793)	(15,873)

Total accumulated other comprehensive income (loss)	$191,060	$(180,766)

Treasury stock:
Beginning of period	$(1,206,518)	$(686,228)
Stock repurchased	(31,842)	(534,584)
Stock options exercised and restricted units issued	16,494	26,146
Stock issued	630	799

End of period	$(1,221,236)	$(1,193,867)

Noncontrolling interests:
Beginning of period	$5,361	$35,496
Purchase of subsidiary shares from noncontrolling interest	—	(30,444)
Net income	173	237
Other comprehensive loss, net of tax	(34)	(41)

End of period	$5,500	$5,248

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Nine Months
	Ended September 30,
	2009	2008
Net income	$174,763	$240,815
Adjustments to reconcile net income to net cash flows from operating activities:
Realized investment losses	58,829	248,167
Depreciation and amortization	56,167	60,359
Noncontrolling interests	173	237
Equity in undistributed income (losses) of investment funds	179,761	(26,327)
Stock incentive plans	18,709	18,190
Change in:
Arbitrage trading account	(417,236)	38,399
Investment in arbitrage funds	(8,790)	(1,478)
Trading account receivable from brokers and clearing organizations	(72,756)	14,535
Trading account securities sold but not yet purchased	92,339	(10,119)
Premiums and fees receivable	(17,380)	35,832
Due from reinsurers	(36,996)	(42,939)
Accrued investment income	(2,730)	20,239
Prepaid reinsurance premiums	(33,097)	(10,495)
Deferred policy acquisition costs	(12,882)	18,157
Deferred income taxes	(35,973)	(40,794)
Other assets	7,472	8,328
Reserves for losses and loss expenses	88,199	428,373
Unearned premiums	57,168	(97,987)
Due to reinsurers	39,331	5,556
Other liabilities	30,226	(120,892)

Net cash from operating activities	165,297	786,156

Cash used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,907,866	765,460
Equity securities	123,693	132,731
Distributions from partnerships and affiliates	4,239	191,082
Proceeds from maturities and prepayments of fixed maturity securities	932,945	1,005,827
Cost of purchases, excluding trading account:
Fixed maturity securities and loans receivable	(3,889,392)	(1,712,391)
Equity securities	(21,158)	(185,561)
Investments in partnerships and affiliates	(50,372)	(119,460)
Change in loans receivable	(11,994)	(46,279)
Change in balances due to/from security brokers	201,119	(25,006)
Net additions to real estate, furniture and equipment	(17,107)	(29,098)
Payment for business purchased, net of cash acquired	(33,812)	(47,622)

Net cash used in investing activities	(853,973)	(70,317)

Cash from (used in) financing activities:
Purchase of common shares	(31,842)	(534,584)
Net proceeds from issuance of debt	321,171	3,000
Repayment of senior notes	(3,590)	(103,484)
Bank deposits received	18,497	15,657
Advances from Federal Home Loan Bank	1,515	7,450
Net proceeds from stock options exercised	2,640	12,629
Cash dividends to common stockholders	(28,843)	(37,897)
Other, net	(76)	77

Net cash from (used in) financing activities	279,472	(637,152)

Net impact on cash due to foreign exchange rates	10,761	(26,675)
Net change in cash and cash equivalents	(398,443)	52,012
Cash and cash equivalents at beginning of year	1,134,835	951,863

Cash and cash equivalents at end of period	$736,392	$1,003,875

Supplemental disclosure of cash flow information:
Interest paid	$69,827	$74,300

Federal and foreign income taxes paid (received), net	$(451)	$171,693

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
1. GENERAL
     The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Reclassifications have been made in the 2008 financial statements as originally reported to conform to the presentation of the 2009 interim financial statements.
     The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
     On June 10, 2009, the Company acquired a company in the aviation business for an aggregate purchase price of $35 million.
2. PER SHARE DATA
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
     The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Basic	160,468	162,675	160,520	168,826
Diluted (1)	166,736	162,675	166,765	175,369

(1)	For the three months ended September 30, 2008, the anti-dilutive effects of 6,086 potential common shares outstanding were excluded from the outstanding diluted shares due to the third quarter 2008 net loss.

3. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. This guidance establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws will remain authoritative GAAP for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification will not change existing GAAP, the adoption of this guidance did not have an impact on our financial condition or results of operations.
     The Company adopted FASB ASC 825-10-50, Financial Instruments (Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”)) on April 1, 2009. This guidance amends existing GAAP to require disclosures about the fair value of financial instruments in interim and annual financial statements. The adoption of this guidance expanded the disclosures relating to fair value of financial instruments in the notes to the Company’s consolidated financial statements.
     The Company adopted FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”)) on April 1, 2009. This guidance requires that an entity evaluate whether it intends to sell an impaired security or whether it is more likely than not that it will be required to sell a security before recovery of the amortized cost basis. If either of these criteria are met, an impairment equal to the difference between the security’s amortized cost and its fair value is recognized in earnings. For fixed income securities that do not meet these criteria, the credit loss component of the impairment (i.e., the difference between the security’s amortized cost and its projected net present value) is recognized in earnings and the remaining portion of the impairment is recognized as a component of other comprehensive income. The effect of adopting this guidance was to increase net income for the nine months ended September 30, 2009 by $5 million, or 3 cents per share.
     The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”)) on April 1, 2009. Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The adoption of this guidance did not have an impact on the Company’s results of operations or financial condition.
     The Company adopted FASB ASC 810-10, Consolidations — Variable Interest Entities (FASB Statement 160 (“FAS 160”), “Non-controlling Interests in Consolidated Financial Statements”), effective January 1, 2009. This guidance requires that non-controlling (minority) interests in a subsidiary be reported as equity in the consolidated financial statements. The presentation requirements of this guidance were applied retrospectively to the 2008 financial statements. The effect of the adoption of this guidance was to increase total equity as of December 31, 2008 by $5 million.

     The Company adopted FASB ASC 855, Subsequent Events (Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”)) on June 30, 2009. Requirements concerning the accounting and disclosure of subsequent events under this guidance are not significantly different from those contained in previously existing auditing standards and, as a result, our adoption of this guidance did not have a material impact on our financial condition or results of operations. Under this guidance, we analyzed subsequent events through the date on which these financial statements are issued.
     In June 2009, the FASB issued ASC 810 Consolidations (Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. (46) (“FAS 167”)). This guidance requires the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity: (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE. This guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the Company’s financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance may have on the Company’s consolidated financial statements.
4. COMPREHENSIVE INCOME (LOSS)
     The following is a reconciliation of comprehensive income (loss) (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income (loss) before noncontrolling interests	$97,788	$(27,828)	$174,936	$241,052
Other comprehensive income (loss):

Change in unrealized foreign exchange gains (losses)	(1,800)	(33,433)	27,255	(28,477)

Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	220,353	(261,610)	353,105	(368,342)
Reclassification adjustment for realized gains (losses) included in net income (loss), net of taxes	(2,653)	143,020	38,150	161,328
Change in unrecognized pension obligation, net of taxes	492	495	1,475	1,483

Other comprehensive income (loss)	216,392	(151,528)	419,985	(234,008)

Comprehensive income (loss)	314,180	(179,356)	594,921	7,044

Comprehensive loss to the noncontrolling interests	(73)	(70)	(139)	(196)

Comprehensive income (loss) to common shareholders	$314,107	$(179,426)	$594,782	$6,848

5. INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS
     At September 30, 2009 and December 31, 2008, investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair	Carrying
	Cost	Gains	Losses	Value	Value
September 30, 2009
Held to maturity:
State and municipal	$69,884	$8,959	$(582)	$78,261	$69,884
Residential mortgage-backed	45,584	3,068	—	48,652	45,584
Corporate	4,994	40	—	5,034	4,994

Total held to maturity	120,462	12,067	(582)	131,947	120,462

Available for sale:
United States government and government agency	1,422,327	52,047	(681)	1,473,693	1,473,693
State and municipal (1)	5,506,815	284,155	(41,505)	5,749,465	5,749,465
Mortgage-backed securities:
Residential (2)	1,477,168	42,348	(50,843)	1,468,673	1,468,673
Commercial	69,470	—	(15,349)	54,121	54,121
Corporate	1,946,586	64,456	(40,875)	1,970,167	1,970,167
Foreign	338,474	14,885	(114)	353,245	353,245

Total available for sale	10,760,840	457,891	(149,367)	11,069,364	11,069,364

Total investment in fixed maturity securities	$10,881,302	$469,958	$(149,949)	$11,201,311	$11,189,826

December 31, 2008
Held to maturity:
State and municipal	$68,876	$742	$(3,693)	$65,925	$68,876
Residential mortgage-backed	50,039	4,390	—	54,429	50,039
Corporate	4,993	301	—	5,294	4,993

Total held to maturity	123,908	5,433	(3,693)	125,648	123,908

Available for sale:
United States government and government agency	1,083,677	46,713	(3,706)	1,126,684	1,126,684
State and municipal	5,591,712	136,804	(136,751)	5,591,765	5,591,765
Mortgage-backed securities:
Residential	1,632,954	27,747	(81,142)	1,579,559	1,579,559
Commercial	74,517	—	(22,656)	51,861	51,861
Corporate	1,095,414	9,398	(136,332)	968,480	968,480
Foreign	238,877	12,283	(3,521)	247,639	247,639

Total available for sale	9,717,151	232,945	(384,108)	9,565,988	9,565,988

Total investment in fixed maturity securities	$9,841,059	$238,378	$(387,801)	$9,691,636	$9,689,896

(1)	Gross unrealized losses for state and municipal securities includes $605 related to the non-credit portion of other-than-temporary impairments recognized in other comprehensive income.

(2)	Gross unrealized losses for residential mortgage-backed securities includes $7,617 related to the non-credit portion of other-than-temporary impairments recognized in other comprehensive income.

     The amortized cost and fair value of fixed maturity securities at September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations (dollars in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$502,151	$513,112
Due after one year through five years	2,958,810	3,072,172
Due after five years through ten years	3,132,728	3,307,840
Due after ten years	2,695,391	2,736,741
Mortgage-backed securities	1,592,222	1,571,446

Total	$10,881,302	$11,201,311

     At September 30, 2009 and December 31, 2008, investments in equity securities were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair	Carrying
	Cost	Gains	Losses	Value	Value
September 30, 2009
Equity securities
Common stocks	$27,362	$102,213	$(2,317)	$127,258	$127,258
Preferred stocks	289,475	8,116	(26,554)	271,037	271,037

Total	$316,837	$110,329	$(28,871)	$398,295	$398,295

December 31, 2008
Equity securities
Common stocks	$39,343	$49,333	$(7,833)	$80,843	$80,843
Preferred stocks	399,451	95	(96,639)	302,907	302,907

Total	$438,794	$49,428	$(104,472)	$383,750	$383,750

     At September 30, 2009 and December 31, 2008, the carrying values and estimated fair values of other financial instruments were as follows (dollars in thousands):

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Arbitrage trading account	$536,721	$536,721	$119,485	$119,485
Loans receivable	391,268	287,689	381,182	328,868
Cash and cash equivalents	736,392	736,392	1,134,835	1,134,835
Trading accounts receivable from brokers and clearing organizations	201,639	201,639	128,883	128,883
Due from broker	—	—	138,411	138,411
Liabilities:
Trading account securities sold but not yet purchased	115,389	115,389	23,050	23,050
Due to broker	64,607	64,607	—	—
Junior subordinated debentures	249,742	243,017	249,584	188,717
Senior notes and other debt	1,340,295	1,322,109	1,021,869	836,914

     Loans receivable include loans with an aggregate amortized cost of $307 million and an aggregate fair value of $201 million secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and January 2013. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%) with properties located primarily in New York City, California, Hawaii, Boston and Philadelphia. The Company recognized an impairment of $3 million and a corresponding valuation allowance against these loans as of September 30, 2009.
     The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics. The fair value of the senior notes and other debt and the junior subordinated debentures is based on spreads for similar securities.

6. NET INVESTMENT GAINS (LOSSES)AND CHANGE IN UNREALIZED GAINS (LOSSES)
     Net investment gains (losses) and the change in unrealized gains (losses) are as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net investment gains (losses):
Fixed maturity securities:
Gains	$9,847	$11,335	$36,468	$18,062
Losses	(1,173)	(1,430)	(2,751)	(2,951)
Equity securities available for sale	156	(1,925)	36,180	(3,866)
Investment funds	764	100	2,313	69,701
Other-than-temporary investment impairments	(5,316)	(228,110)	(139,448)	(329,113)
Less investment impairments recognized in other comprehensive income	(195)	—	8,409	—

Net investment gains (losses)	4,083	(220,030)	(58,829)	(248,167)

Income tax (expense) benefit	(1,430)	69,417	20,679	79,246

Total	$2,653	$(150,613)	$(38,150)	$(168,921)

Change in unrealized investment gains (losses) of available for sale securities:
Fixed maturity securities	$229,544	$(146,250)	$468,096	$(277,134)
Less investment impairments recognized in other comprehensive income	195	—	(8,409)	—
Equity securities available for sale	99,090	(36,665)	136,502	(26,017)
Investment funds	5,416	(1,440)	9,648	(17,574)
Cash and cash equivalents	—	—	(76)	—

Total change in unrealized gains (losses)	334,245	(184,355)	605,761	(320,725)
Income tax (expense) benefit	(108,290)	65,746	(206,170)	113,517
Noncontrolling interests	(8,262)	1	(8,302)	235

Total	$217,693	$(118,608)	$391,289	$(206,973)

7. SECURITIES IN AN UNREALIZED LOSS POSITION
     The following table summarizes all securities in an unrealized loss position at September 30, 2009 and December 31, 2008 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2009
U.S. government and agency	$81,297	$470	$19,188	$211	$100,485	$681
State and municipal	170,660	12,679	506,897	29,408	677,557	42,087
Mortgage-backed securities	100,398	4,018	352,289	62,174	452,687	66,192
Corporate	184,248	3,158	272,223	37,717	456,471	40,875
Foreign	41,435	114	—	—	41,435	114

Fixed maturity securities	578,038	20,439	1,150,597	129,510	1,728,635	149,949
Common stocks	7,761	2,317	—	—	7,761	2,317
Preferred stocks	64,414	828	154,222	25,726	218,636	26,554

Total	$650,213	$23,584	$1,304,819	155,236	$1,955,032	$178,820

December 31, 2008
U.S. government and agency	$25,031	$3,494	$8,197	$212	$33,228	$3,706
State and municipal	1,081,558	65,944	485,805	74,500	1,567,363	140,444
Mortgage-backed securities	327,563	57,032	211,762	46,766	539,325	103,798
Corporate	377,313	83,277	228,738	53,055	606,051	136,332
Foreign	17,519	3,521	—	—	17,519	3,521

Fixed maturity securities	1,828,984	213,268	934,502	174,533	2,763,486	387,801
Common stocks	5,952	7,833	—	—	5,952	7,833
Preferred stocks	123,930	44,062	109,103	52,577	233,033	96,639

Total	$1,958,866	$265,163	$1,043,605	$227,110	$3,002,471	$492,273

     A summary of the Company’s non-investment grade fixed maturity securities at September 30, 2009 is presented in the table below (dollars in thousands):

	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss
Mortgage-backed securities	11	$82,327	$31,989
Corporate	11	52,808	6,862
State and municipal	5	35,032	6,329
Foreign	1	484	21

Total	28	$170,651	$45,201

     Following is a description of non-investment grade fixed maturity securities with an unrealized loss position greater than $5 million at September 30, 2009.
Commercial mortgage security (fair value of $23 million and unrealized loss of $14 million)- The investment is secured by mortgages and cash flow pledges on 99 properties comprising approximately 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2010 can be extended at the borrower’s option through February 2012 provided that there is no continuing default and that the borrower provides interest protection for LIBOR above 6 1/2%. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be below the current market values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be other-than-temporarily impaired.
Residential mortgage security (fair value of $14 million and unrealized loss of $8 million)- This investment is a structured security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. Based on that evaluation, the security was determined to be other-than-temporarily impaired. The portion of the impairment considered to be credit related ($3 million) was recognized in earnings, and the remaining decline in value ($8 million) was recognized in other comprehensive income.
Residential mortgage security (fair value of $15 million and unrealized loss of $8 million)- This investment is a structured security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. Based on that evaluation, the security was determined not to be other-than-temporarily impaired.
     The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default on financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be other-than-temporarily impaired.
     The table below summarizes credit-related impairment losses on fixed maturity securities for which other-than-temporary losses were recognized and only the amount related to credit loss was recognized in earnings during the three and nine months ended September 30, 2009 (dollars in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009
Beginning balance of credit-related impairments	$2,610	—
Credit losses for which an other-than-temporary impairment was not previously recognized	2,200	4,810

Ending balance of credit-related impairments	$4,810	$4,810

     Preferred Stocks — At September 30, 2009, the Company owned two non-investment grade preferred stocks in an unrealized loss position with an aggregate fair value of $55 million and an aggregate unrealized loss of $1 million. The Company does not consider either of these investments to be other-than-temporarily impaired.
     Common Stocks — At September 30, 2009, the Company owned two common stocks in an unrealized loss position with an aggregate fair value of $8 million and an aggregate unrealized loss of $2 million. The Company does not consider either of these investments to be other-than-temporarily impaired.
     Loans Receivable — The Company monitors the performance of its commercial loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an impairment is recognized and a valuation allowance is established with a charge to net realized capital losses. For the nine months ended September 30, 2009, the Company established a valuation allowance of $3 million.
8. FAIR VALUE MEASUREMENTS
     The Company’s fixed maturity and equity securities available for sale and its trading account securities are carried at fair value following the guidance in FASB ASC 820, Fair Value Measurement and Disclosures, (Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”)). The guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available.
     Because many fixed maturity securities do not trade on a daily basis, the Company utilizes pricing models and processes which may include benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Market inputs used to evaluate securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Quoted prices are often unavailable for recently issued securities, securities that are infrequently traded or securities that are only traded in private transactions. For publicly traded securities for which quoted prices are unavailable, the Company determines fair value based on independent broker quotations and other observable market data. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial data, projections, credit quality and business developments of the issuer and other relevant information.

     The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 by level (dollars in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2009
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,473,693	$—	$1,473,693	$—
State and municipal	5,749,465	13,546	5,735,919	—
Mortgage-backed securities	1,522,794	—	1,499,447	23,347
Corporate	1,970,167	—	1,880,622	89,545
Foreign	353,245	—	353,245	—

Total fixed maturity securities available for sale	11,069,364	13,546	10,942,926	112,892

Equity securities available for sale:
Common stocks	127,258	24,221	101,478	1,559
Preferred stocks	271,037	—	217,869	53,168

Total equity securities available for sale	398,295	24,221	319,347	54,727

Arbitrage trading account	536,721	536,368	—	353

Total	$12,004,380	$574,135	$11,262,273	$167,972

Liabilities:
Securities sold but not yet purchased	$115,389	$115,389	$—	$—

December 31, 2008
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,126,684	$—	$1,126,684	$—
State and municipal	5,591,765	—	5,550,093	41,672
Mortgage-backed securities	1,631,420	—	1,608,958	22,462
Corporate	968,480	—	883,975	84,505
Foreign	247,639	—	247,639	—

Total fixed maturity securities available for sale	9,565,988	—	9,417,349	148,639

Equity securities available for sale:
Common stocks	80,843	19,829	2,280	58,734
Preferred stocks	302,907	—	252,421	50,486

Total equity securities available for sale	383,750	19,829	254,701	109,220

Arbitrage trading account	119,485	115,723	3,409	353

Total	$10,069,223	$135,552	$9,675,459	$258,212

Liabilities:
Securities sold but not yet purchased	$23,050	$23,050	$—	$—

     The following table summarizes changes in Level 3 assets for the three and nine months ended September 30, 2009 (dollars in thousands):

		Gains (Losses) Included in:
			Other	Purchases
	Beginning		Comprehensive	(Sales)	Transfers	Ending
	Balance	Earnings	Income	Maturities	In/ (Out)	Balance
For the Three Months Ended September 30, 2009
Fixed maturity securities available for sale:
State and municipal	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	23,354	—	(7)	—	—	23,347
Corporate	75,268	289	6,306	(11,644)	19,326	89,545

Total	98,622	289	6,299	(11,644)	19,326	112,892

Equity securities available for sale:
Common stocks	46,762	—	—	—	(45,203)	1,559
Preferred stocks	48,915	—	4,204	—	49	53,168

Total	95,677	—	4,204	—	(45,154)	54,727

Arbitrage trading account	353	—	—	—	—	353

Total	$194,652	$289	$10,503	$(11,644)	$(25,828)	$167,972

For the Nine Months Ended September 30, 2009
Fixed maturity securities available for sale:
State and municipal	$41,672	$—	$—	$—	$(41,672)	$—
Mortgage-backed securities	22,462	—	885	—	—	23,347
Corporate	84,505	246	9,807	(15,075)	10,062	89,545

Total	148,639	246	10,692	(15,075)	(31,610)	112,892

Equity securities available available for sale:
Common stocks	58,734	—	712	—	(57,887)	1,559
Preferred stocks	50,486	—	(626)	3,259	49	53,168

Total	109,220	—	86	3,259	(57,838)	54,727

Arbitrage trading account	353	—	—	—	—	353

Total	$258,212	$246	$10,778	$(11,816)	$(89,448)	$167,972

9. REINSURANCE CEDED
     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $3.9 million and $4.9 million as of September 30, 2009 and December 31, 2008, respectively. The following amounts arising under reinsurance ceded contracts have been deducted in arriving at the amounts reflected in the statements of operations (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Ceded premiums earned	$132,736	$131,491	$366,784	$372,243
Ceded losses incurred	$78,889	$151,578	$199,492	$240,501
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
     Our regional segment provides commercial insurance products to customers primarily in 45 states. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the Company.
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

          Summary financial information about the Company’s operating segments is presented in the following table. Net income by segment consists of revenues less expenses related to the respective segment’s operations, including allocated net investment income and losses from investment funds (investment income and funds). Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
		Investment			Pre-tax	Net
	Earned	Income and		Total	Income	Income
(dollars in thousands)	Premiums	Funds	Other	Revenues	(Loss)	(Loss)
For the three months ended September 30, 2009:
Specialty	$326,645	$40,439	$964	$368,048	$56,211	$42,953
Regional	276,369	18,505	804	295,678	30,287	22,625
Alternative markets	149,606	26,221	20,334	196,161	42,713	31,634
Reinsurance	107,045	22,742	—	129,787	26,261	20,348
International	83,475	4,069	—	87,544	9,496	4,147
Corporate and eliminations (1)	—	3,396	51,612	55,008	(43,276)	(26,638)
Realized investment gains	—	—	4,083	4,083	4,083	2,653

Consolidated	$943,140	115,372	$77,797	$1,136,309	$125,775	$97,722

For the three months ended September 30, 2008:
Specialty	$389,967	$54,512	$901	$445,380	$87,147	$63,886
Regional	306,892	23,594	—	330,486	17,894	14,764
Alternative markets	157,149	30,526	24,730	212,405	51,800	37,722
Reinsurance	124,710	33,675	—	158,385	29,540	23,674

International	76,523	9,657	—	86,180	13,440	8,221

Corporate and eliminations (1)	—	1,438	41,386	42,824	(36,583)	(25,534)
Realized investment losses	—	—	(220,030)	(220,030)	(220,030)	(150,613)

Consolidated	$1,055,241	$153,402	$(153,013)	$1,055,630	$(56,792)	$(27,880)

(1)	Corporate and eliminations represent corporate revenues and expenses, realized investment gains and losses and other items that are not allocated to business segments.

	Revenues
		Investment			Pre-tax	Net
	Earned	Income and		Total	Income	Income
(dollars in thousands)	Premiums	Funds	Other	Revenues	(Loss)	(Loss)
For the nine months ended September 30, 2009:
Specialty	$1,030,625	$75,115	$2,737	$1,108,477	$149,875	$115,559
Regional	843,888	34,355	2,057	880,300	60,329	47,511
Alternative markets	452,908	51,706	69,154	573,768	110,108	84,057
Reinsurance	306,925	45,661	—	352,586	50,488	43,844
International	239,174	18,806	—	257,980	16,384	10,050
Corporate and eliminations (1)	—	7,185	133,561	140,746	(131,616)	(88,108)
Realized investment losses	—	—	(58,829)	(58,829)	(58,829)	(38,150)

Consolidated	$2,873,520	$232,828	$148,680	$3,255,028	$196,739	$174,763

For the nine months ended September 30, 2008:
Specialty	$1,228,720	$160,852	$2,921	$1,392,493	$308,662	$221,493
Regional	927,585	68,909	—	996,494	80,973	61,570
Alternative markets	468,243	88,730	74,589	631,562	165,480	119,070
Reinsurance	408,911	99,132	—	508,043	96,473	75,565
International	220,802	28,007	—	248,809	31,365	18,934
Corporate and eliminations (1)	—	6,208	94,531	100,739	(131,819)	(86,896)
Realized investment losses	—	—	(248,167)	(248,167)	(248,167)	(168,921)

Consolidated	$3,254,261	$451,838	$(76,126)	$3,629,973	$302,967	$240,815

(1)	Corporate and eliminations represent corporate revenues and expenses, realized investment gains and losses and other items that are not allocated to business segments.
     Identifiable assets by segment are as follows (the December 31, 2008 segment assets have been restated to reflect intra-segment eliminations) (dollars in thousands):

	September 30,	December 31,
	2009	2008
Specialty	$5,584,554	$5,391,602
Regional	2,778,894	2,615,674
Alternative markets	3,654,306	3,464,953
Reinsurance	3,166,208	2,849,119
International	1,082,816	879,271
Corporate and eliminations	1,125,736	920,539

Consolidated	$17,392,514	$16,121,158

Net premiums earned by major line of business are as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Premises operations	$104,313	$139,579	$344,062	$458,254
Commercial automobile	45,046	67,785	148,469	203,017
Property	48,811	47,295	149,574	156,834
Products liability	30,065	43,172	103,829	142,047
Professional liability	44,020	38,221	126,457	116,418
Other	54,390	53,915	158,234	152,150

Specialty	326,645	389,967	1,030,625	1,228,720

Commercial multiple peril	100,691	111,492	307,571	341,028
Commercial automobile	80,014	91,153	243,321	272,989
Workers’ compensation	55,850	61,795	174,661	188,593
Other	39,814	42,452	118,335	124,975

Regional	276,369	306,892	843,888	927,585

Excess workers’ compensation	63,965	73,327	194,179	214,594
Primary workers’ compensation	59,204	60,473	181,265	183,055
Other	26,437	23,349	77,464	70,594

Alternative markets	149,606	157,149	452,908	468,243

Casualty	79,018	109,294	247,387	350,145
Property	28,027	15,416	59,538	58,766

Reinsurance	107,045	124,710	306,925	408,911

International	83,475	76,523	239,174	220,802

Total	$943,140	$1,055,241	$2,873,520	$3,254,261

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

SAFE HARBOR STATEMENT
          This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as ‘believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2009 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; the potential impact of the current conditions in the financial markets and the ongoing economic downturn on our results and financial condition, particularly if such conditions continue; the potential impact of current legislative, regulatory, accounting and other initiatives taken or which may be taken in response to the current conditions in the financial markets and the ongoing economic downturn; investment risks, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, merger arbitrage and private equity investments; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; the impact of significant and increasing competition; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; exposure as to coverage for terrorist acts; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007; the ability of our reinsurers to pay reinsurance recoverables owed to us; the impact of current conditions in the financial markets and the ongoing economic downturn on our ability to raise debt or equity capital if needed; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to alleged anti-competitive or other improper business practices in the insurance industry; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain qualified employees; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2009 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in five business segments: specialty insurance, regional property casualty insurance, alternative markets, reinsurance and international. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
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
          Available insurance capacity has increased in recent years, increasing competition in the industry and putting downward pressure on pricing and terms and conditions. In 2007, we saw increased competition and decreased prices across most of our business segments. This trend of increased competition and decreased prices continued in 2008. These trends moderated somewhat in the first nine months of 2009, and we expect continued improvement over the balance of the year. Price changes are reflected in our results over time as premiums are earned.
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
Critical Accounting Policies and Estimates
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

          Our net reserves for losses and loss expenses of $8.2 billion as of September 30, 2009 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
          Approximately $1.7 billion, or 21%, of the Company’s net loss reserves as of September 30, 2009 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
          Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008

Specialty	$2,986,799	$2,973,824
Regional	1,357,200	1,329,697
Alternative markets	1,756,216	1,691,678
Reinsurance	1,740,143	1,842,848
International	347,362	284,539

Net reserves for losses and loss expenses	8,187,720	8,122,586
Ceded reserves for losses and loss expenses	927,417	877,010

Gross reserves for losses and loss expenses	$9,115,137	$8,999,596

          Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	Reported Case	Incurred But Not
	Reserves	Reported	Total

September 30, 2009
General liability	$841,757	$2,207,924	$3,049,681
Workers’ compensation	1,072,502	1,011,694	2,084,196
Commercial automobile	375,630	210,369	585,999
International	131,665	215,697	347,362
Other	147,158	233,181	380,339

Total primary	2,568,712	3,878,865	6,447,577
Reinsurance	708,700	1,031,443	1,740,143

Total	$3,277,412	$4,910,308	$8,187,720

December 31, 2008
General liability	$800,059	$2,227,257	$3,027,316
Workers’ compensation	988,714	1,014,524	2,003,238
Commercial automobile	393,035	210,562	603,597
International	129,351	155,188	284,539
Other	145,010	216,038	361,048

Total primary	2,456,169	3,823,569	6,279,738
Reinsurance	770,247	1,072,601	1,842,848

Total	$3,226,416	$4,896,170	$8,122,586

          The following table presents favorable development in our estimate of claims occurring in prior years (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Specialty	$18,707	$31,325	$58,026	$91,855
Regional	13,936	331	28,376	22,475
Alternative markets	11,071	4,782	35,352	29,636
Reinsurance	11,174	9,296	33,780	3,382
International	4,962	3,046	8,592	7,205

Total development	59,850	48,780	164,126	154,553

Premium offsets (1)
Specialty	(5,285)	—	(5,285)	—
Alternative markets	(2,287)	—	(2,287)	—
Reinsurance	(5,269)	—	(22,103)	—

Net development	$47,009	$48,780	$134,451	$154,553

(1)	Represents the portion of favorable reserve development that was offset by a reduction in earned premiums.
          For the nine months ended September 30, 2009, estimates for claims occurring in prior years decreased by $164 million before premium offsets and by $134 million net of premium offsets. On an accident year basis, the change in prior year reserves for 2009 is comprised of an increase in estimates for claims occurring in accident years 2002 and prior of $40 million and a decrease in estimates for claims occurring in accident years 2003 through 2008 of $204 million. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.

          Specialty — The majority of the favorable reserve development for the specialty segment during 2009 and 2008 was associated with excess and surplus (“E&S”) business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than that in the “standard” market. The favorable development for the E&S business was primarily caused by lower claim frequency trends. Claim frequency (i.e., the number of reported claims per unit of exposure) declined 7.5% in 2003, 10.2% in 2004, 4.5% in 2005, 5.6% in 2006 and 0.9% in 2007. These trends were significantly lower than the trends that were expected when initial reserves for those years were established. One reason for the lower than expected number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was greater than expected at the time reserves were initially established. The favorable E&S development was partially offset by adverse development in commercial transportation.
          For 2009, specialty reserve development (before premium offsets) includes favorable reserve development of $6 million, $10 million, $20 million, $29 million and $13 million for accident years 2003 through 2007, respectively, and unfavorable reserve development of $20 million in prior years. For 2008, specialty reserve development (before premium offsets) includes favorable reserve development of $8 million, $17 million, $19 million, $29 million and $32 million for accident years 2003 through 2007, respectively, partially offset by unfavorable reserve development of $13 million in prior years.
          Alternative Markets — The favorable reserve development for the alternative markets segment during 2009 and 2008 was primarily related to workers’ compensation business written in California. From 2003 to 2005, the State of California enacted various legislative reforms, whose impact on workers’ compensation costs was uncertain at the time. As actual claims data have emerged, and interpretation of the reforms through case law has evolved, it has become clear that the impact of the reforms was greater than initially expected, resulting in favorable reserve development.
          Loss Reserve Discount. The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. As of September 30, 2009, these discount rates ranged from 2.5% to 6.5%, with a weighted average discount rate of 4.5%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.5%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $872 million and $847 million as of September 30, 2009 and December 31, 2008, respectively.
          Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $64 million and $49 million at September 30, 2009 and December 31, 2008, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
          Other-Than-Temporary Declines in the Value of Investments.
          The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. Management regularly reviews securities that have a fair value less than amortized cost to determine whether an other-than-temporary impairment (“OTTI”) has occurred.
          The Company evaluates its fixed maturity securities and preferred stocks by credit rating, primarily based on ratings assigned by credit rating agencies. For purposes of classifying securities with different ratings, the Company uses the lower rating if two ratings were assigned and the middle rating if three ratings were assigned, unless the Company’s own analysis indicates that the lower rating is more appropriate. Securities that are not rated by a rating agency are evaluated and classified by the Company on a case-by-case basis. Unrated securities with an aggregate fair value of $13 million were classified as investment grade at September 30, 2009.
          Fixed Maturity Securities — For securities that we intend to sell or, more likely than not, would be required to sell, a decline in value below amortized cost is considered to be an other-than-temporary impairment. The amount of other-than-temporary impairment is equal to the difference between amortized cost and fair value at the balance sheet date.
          For securities that we do not intend to sell or expect to be required to sell, a decline in value below amortized cost is considered to be an other-than-temporary impairment if we do not expect to recover the entire amortized cost basis of a security (i.e., the present value of cash flows expected to be collected is less than the amortized cost basis of the security). The portion of the decline in value considered to be a credit loss (i.e., the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security) is recognized in earnings. The portion of the decline in value not considered to be a credit loss (i.e., the difference in the present value of cash flows expected to be collected and the fair value of the security) is recognized in other comprehensive income.
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

          The following table provides a summary of all fixed maturity securities as of September 30, 2009, by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

			Gross
	Number of	Aggregate	Unrealized
Fixed maturity securities	Securities	Fair Value	Losses

Unrealized loss less than 20% of amortized cost	164	$1,512,104	$58,570
Unrealized loss of 20% or greater:
Less than six months	4	27,475	9,403
Twelve months or greater	18	189,056	81,976

Total	186	$1,728,635	$149,949

          A summary of the Company’s non-investment grade fixed maturity securities at September 30, 2009 is presented in the table below (dollars in thousands):

			Gross
	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss

Mortgage-backed securities	11	$82,327	$31,989
Corporate	11	52,808	6,862
State and municipal	5	35,032	6,329
Foreign bonds	1	484	21

Total	28	$170,651	$45,201

          Following is a description of non-investment grade fixed maturity securities with an unrealized loss position greater than $5 million at September 30, 2009.
Commercial mortgage security (fair value of $23 million and unrealized loss of $14 million)- The investment is secured by mortgages and cash flow pledges on 99 properties comprising approximately 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2010 can be extended at the borrower’s option through February 2012 provided that there is no continuing default and that the borrower provides interest protection for LIBOR above 6 1/2%. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be below the current market values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be other-than-temporarily impaired.
Residential mortgage security (fair value of $14 million and unrealized loss of $8 million)- This investment is a structured security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. Based on that evaluation, the security was determined to be other-than-temporarily impaired. The portion of the impairment considered to be credit related ($3 million) was recognized in earnings, and the remaining decline in value ($8 million) was recognized in other comprehensive income.
Residential mortgage security (fair value of $15 million and unrealized loss of $8 million)- This investment is a structured security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. Based on that evaluation, the security was determined not to be other-than-temporarily impaired.

          The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default on financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be other-than-temporarily impaired.
          Preferred Stocks — The following table provides a summary of all preferred stocks as of September 30, 2009, by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

			Gross
	Number of	Aggregate	Unrealized
Preferred Stocks (1)	Securities	Fair Value	Losses

Unrealized loss less than 20% of amortized cost	39	$185,293	$14,543
Unrealized loss of 20% or greater in an unrealized loss position for twelve months or greater	2	33,343	12,011

Total	41	$218,636	$26,554

(1)	Includes two non-investment grade securities with an aggregate fair value of $55 million and an unrealized loss of $1 million.
          The Company has evaluated preferred stocks in an unrealized loss position and does not consider any of these investments to be other-than-temporarily impaired.
          Common Stocks — At September 30, 2009, the Company owned two common stocks in an unrealized loss position with an aggregate fair value of $8 million and an aggregate unrealized loss of $2 million. The Company does not consider either of these investments to be other-than-temporarily impaired.
          Loans Receivable — The Company monitors the performance of its commercial loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an impairment is recognized and a valuation allowance is established with a charge to net realized capital losses. For the nine months ended September 30, 2009, the Company established a valuation allowance of $3 million.
Fair Value Measurements
          The Company’s fixed maturity and equity securities available for sale and its trading account securities are carried at fair value following the guidance in ASC 820 Fair Value Measurements and Disclosures. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The vast majority of the Company’s portfolio is based on observable data (other than quoted prices) and, accordingly, is classified as Level 2.
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
          Equity securities are generally priced based on observable market data, including closing prices in active markets, and are classified as Level 1. However, as of September 30, 2009, the price for an equity security with an aggregate carrying value of $2 million was determined based on other methods and was classified as a Level 3 security.
          Because many fixed maturity securities do not trade on a daily basis, the Company utilizes pricing models and processes which may include benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Market inputs used to evaluate securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Quoted prices are often unavailable for recently issued securities, securities that are infrequently traded or securities that are only traded in private transactions. For publicly traded securities for which quoted prices are unavailable, the Company determines fair value based on independent broker quotations and other observable market data. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial data, projections and business developments of the issuer and other relevant information.
The following table summarizes pricing methods for fixed maturity securities available for sale as of September 30, 2009 (dollars in thousands):

	Carrying	Percent
	Value	of Total
Pricing source
Independent pricing services	$10,491,662	94.8%
Syndicate manager	109,283	1.0%
Directly by the Company based on:
Observable data	391,544	3.5%
Par value	1,250	0.0%
Cash flow	75,625	0.7%

Total	$11,069,364	100.0%

          Independent pricing services — The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company conducts interviews with the pricing services to gain an understanding of how different types of securities are priced. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2009, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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
          Par value — Bonds that can be put to the issuer at par in the near-term are priced at par provided there are no significant concerns with the issuer’s ability to repay. These securities were classified as Level 2.
          Cash flow model — If the above methodologies are not available, the Company prices securities using a discounted cash flow model based upon assumptions as to prevailing credit spreads, interest rates and interest rate volatility, time to maturity and subordination levels. Discount rates are adjusted to reflect illiquidity where appropriate. These securities were classified as Level 3.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2009 and 2008. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. See the following pages for an explanation of the data presented in the table below.

	For the Nine Months
	Ended September 30,
(dollars in thousands)	2009	2008

Specialty
Gross premiums written	$1,112,155	$1,207,800
Net premiums written	961,752	1,109,508
Premiums earned	1,030,625	1,228,720
Loss ratio	62.2%	59.9%
Expense ratio	30.6%	28.2%
Combined ratio	92.8%	88.1%

Regional
Gross premiums written	$951,676	$1,077,644
Net premiums written	836,862	938,368
Premiums earned	843,888	927,585
Loss ratio	63.4%	66.8%
Expense ratio	33.5%	31.9%
Combined ratio	96.9%	98.7%

Alternative Markets
Gross premiums written	$554,327	$590,592
Net premiums written	494,415	517,447
Premiums earned	452,908	468,243
Loss ratio	64.1%	62.2%
Expense ratio	25.4%	23.8%
Combined ratio	89.5%	86.0%

Reinsurance
Gross premiums written	$355,852	$367,555
Net premiums written	330,851	347,960
Premiums earned	306,925	408,911
Loss ratio	59.1%	66.1%
Expense ratio	39.3%	34.3%
Combined ratio	98.4%	100.4%

International
Gross premiums written	$325,549	$276,526
Net premiums written	277,833	232,164
Premiums earned	239,174	220,802
Loss ratio	61.1%	63.6%
Expense ratio	39.1%	37.7%
Combined ratio	100.2%	101.3%

Consolidated
Gross premiums written	$3,299,559	$3,520,117
Net premiums written	2,901,713	3,145,447
Premiums earned	2,873,520	3,254,261
Loss ratio	62.4%	63.2%
Expense ratio	32.3%	30.0%
Combined ratio	94.7%	93.2%

          Net Income to Common Shareholders. The following table presents the Company’s net income to common shareholders and net income per diluted share for the nine months ended September 30, 2009 and 2008 (amounts in thousands, except per share data):

	2009	2008

Net income to common shareholders	$174,763	$240,815
Weighted average diluted shares	166,765	175,369
Net income per diluted share	$1.05	$1.37

          The Company reported net income of $175 million in 2009 compared to $241 million in 2008. The decrease in net income is primarily a result of losses from investment funds (losses from investment funds were $179 million in 2009 compared with income from investment funds of $28 million in 2008). This was partially offset by a reduction in other-than-temporary impairments ($139 million in 2009 compared with $329 million in 2008). The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2008 and 2009.
          Gross Premiums Written. Gross premiums written were $3.3 billion in 2009, down 6% from 2008. The decrease in gross premiums is the result of lower economic activity and less new business production, partially offset by higher premiums written by companies that began operations since 2006 ($405 million in 2009 compared to $211 million in 2008). The average price of policies renewed in 2009 decreased 1%. The Company has experienced increased competition and downward pressure on pricing since 2004, although the pressure has recently moderated somewhat.
     A summary of gross premiums written in 2009 compared with 2008 by business segment follows:
•	Specialty gross premiums decreased by 8% to $1,112 million in 2009 from $1,208 million. Gross premiums written decreased 40% for commercial automobile, 33% for products liability and 18% for premises operations. Gross premiums written increased 32% for professional liability and 20% for property lines. The number of new and renewal policies issued in 2009 increased 1%.

•	Regional gross premiums decreased by 12% to $952 million in 2009 from $1,078 million in 2008. Gross premiums written decreased 13% for commercial automobile, 12% for workers’ compensation, and 10% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $54 million in 2009 and $69 million in 2008. The number of new and renewal policies issued in 2009 decreased 6%.

•	Alternative markets gross premiums decreased by 6% to $554 million in 2009 from $591 million in 2008. Gross premiums written decreased 13% for excess workers’ compensation and increased 1% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $15 million in 2009 and $33 million in 2008. The number of new and renewal policies issued in 2009 increased 5%.

•	Reinsurance gross premiums decreased by 3% to $356 million in 2009 from $368 million in 2008. The decline was due to non-renewals and lower new business volume as a result of business lost to competitors or retained by ceding companies partially offset by new property business. Casualty gross premiums written decreased 15% to $261 million, and property gross premiums written increased 54% to $94 million.

•	International gross premiums increased by 18% to $326 million in 2009 from $277 million in 2008. The increase is primarily due to business written by our new Lloyd’s syndicate, which began writing business on June 1, 2009, and to an in increase in business written in Australia and southeast Asia.

          Premiums Earned. Premiums earned decreased 12% to $2,874 million in 2009 from $3,254 million in 2008. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2009 are related to business written during both 2009 and 2008. The 12% decrease for 2009 earned premiums reflects the underlying decline in net premiums written in 2008 and 2009.
          Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2009	2008	2009	2008

Fixed maturity securities, including cash	$368,343	$378,847	4.3%	4.6%
Arbitrage trading account and funds	29,841	16,782	8.1%	2.7
Equity securities available for sale	15,724	31,296	6.2%	5.5

Gross investment income	413,908	426,925	4.5%	4.6
Investment expenses	(2,528)	(3,476)

Total	$411,380	$423,449	4.4%	4.5%

          Net investment income decreased 3% to $411 million in 2009 from $423 million in 2008 primarily due to lower short-term interest rates, partially offset by higher returns for the arbitrage trading account. Average invested assets, at cost (including cash and cash equivalents) were $12.4 billion in 2009 and $12.5 billion in 2008.
          Income (Losses) from Investment Funds. Following is a summary of income (losses) from investment funds (which are recorded on a one-quarter lag) for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	2009	2008

Real estate funds	$(153,525)	$(14,848)
Energy funds	(21,760)	35,581
Other funds	(3,267)	(3,041)
Kiln Ltd	—	10,697

Total	$(178,552)	$28,389

          Losses from investment funds were $179 million in 2009 compared to income of $28 million in 2008, primarily as a result of losses from real estate funds. The real estate funds, which had an aggregate carrying value of $167 million at September 30, 2009, invest in commercial loans and securities as well as direct property ownership. Asset values were impacted by general deterioration of real estate fundamentals coupled with the absence of a refinancing market and an increase in non-performing assets. In addition, in an environment of falling values and stricter underwriting standards, a large number of real estate projects are over-leveraged and facing near-term refinancing pressure. The energy funds reported a loss of $22 million in 2009 due to a decrease in the fair value of energy related investments held by the funds. The Company sold its interest in Kiln Ltd in March 2008.
          Insurance Service Fees. Insurance service fees consists of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage as well as brokerage services. Service fees were $74 million in 2009 and $78 million in 2008.
          Net Investment Gains (Losses). Net investment gains (losses) result primarily from sales of securities, as well as from provisions for other-than-temporary impairments in securities. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.

          Net investment losses were $59 million in 2009 and were primarily the result of other-than- temporary impairments of $131 million, partially offset by realized gains of $72 million. The impairment charge in 2009 was primarily related to debt and preferred stock of major financial institutions that experienced adverse credit events and ratings downgrades during the period, including write-downs of debt issued by Thornburg Mortgage, Inc. and preferred stock issued by Citibank and Bank of America.
          Net investment losses were $248 million in 2008 and were the result of other-than-temporary impairments of financial sector equity securities of $329 million partially offset by net realized gains from the sale of securities of $81 million. The impairments charge in 2008 was primarily related to the impairment of investments in Fannie Mae, Freddie Mac and other financial institutions. Net realized investment gains from the sale of securities included a gain of $70 million from the sale of the Company’s interest in Kiln Ltd in 2008.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $132 million in 2009 compared with $93 million in 2008. These revenues were derived from aviation related businesses that were separately purchased in 2007, 2008 and 2009. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2009 and 2008 revenues are not comparable since all of the companies were not owned for the nine months ended September 30, 2008.
          Losses and Loss Expenses. Losses and loss expenses decreased to $1,794 million in 2009 from $2,057 million in 2008 due to lower earned premium. The consolidated loss ratio was 62.4% in 2009 compared with 63.2% in 2008. Weather-related losses were $59 million in 2009 compared with $99 million in 2008. Favorable prior year reserve development, net of related premium adjustments, was $134 million in 2009 and $155 million in 2008. A summary of loss ratios in 2009 compared with 2008 by business segment follows:
•	Specialty’s loss ratio increased to 62.2% in 2009 from 59.9% in 2008 due to a decline in price levels and the impact of anticipated loss cost trends. Net favorable prior year development, net of related premium adjustments, was $53 million in 2009 compared with $92 million in 2008.

•	The regional loss ratio decreased to 63.4% in 2009 from 66.8% in 2008. Weather-related losses were $59 million in 2009 compared with $80 million in 2008. Net favorable prior year development was $28 million in 2009 compared with $23 million in 2008.

•	Alternative markets’ loss ratio increased to 64.1% in 2009 from 62.2% in 2008 due to pricing and loss cost trends and to the use of lower discount rates used to discount excess workers’ compensation reserves. Net favorable prior year development, net of related premium adjustments, was $33 million in 2009 and $30 million in 2008.

•	The reinsurance loss ratio decreased to 59.1% in 2009 from 66.1% in 2008. Net favorable prior year development, net of related premium adjustments, was $11 million in 2009 compared with $3 million in 2008.

•	The international loss ratio decreased to 61.1% in 2009 from 63.6% in 2008. Net favorable prior year development was $9 million in 2009 compared with $7 million in 2008.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	2009	2008

Underwriting expenses	$927,544	$976,598
Service expenses	62,330	66,009
Net foreign currency (gains) losses	1,328	(7,345)
Other costs and expenses	84,781	79,740

Total	$1,075,983	$1,115,002

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 32.3% in 2009 from 30.0% in 2008 primarily due to the decline in earned premiums.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 6% to $62 million due to lower employment costs.
          Other costs and expenses, which represent corporate expenses, increased 6% to $85 million due to an increase in incentive compensation costs.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $127 million in 2009 compared to $91 million in 2008. These expenses represent costs associated with aviation related businesses that were separately purchased in 2007, 2008 and 2009. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2009 and 2008 expenses are not comparable since the companies were not all owned for the nine months ended September 30, 2008.
          Interest Expense. Interest expense decreased 4% to $62 million primarily due to the repayment of $89 million of 9.875% senior notes in May 2008, slightly offset by the issuance of $300 million of 7.375% senior notes in September 2009.
          Income Taxes. The effective income tax rate for the first nine months was 11% in 2009 as compared to 20% in 2008. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Results of Operations for the Three Months Ended September 30, 2009 and 2008
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2009 and 2008. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. See the following pages for an explanation of the data presented in the table below.

	For the Three Months
	Ended September 30,
(dollars in thousands)	2009	2008

Specialty
Gross premiums written	$352,372	$373,078
Net premiums written	300,512	335,782
Premiums earned	326,645	389,967
Loss ratio	63.8%	62.9%
Expense ratio	31.5%	28.8%
Combined ratio	95.3%	91.7%

Regional
Gross premiums written	$311,430	$343,016
Net premiums written	277,097	299,504
Premiums earned	276,369	306,892
Loss ratio	62.6%	69.3%
Expense ratio	33.1%	32.5%
Combined ratio	95.7%	101.8%

Alternative Markets
Gross premiums written	$191,493	$201,347
Net premiums written	169,214	178,634
Premiums earned	149,606	157,149
Loss ratio	63.9%	64.8%
Expense ratio	26.6%	24.2%
Combined ratio	90.5%	89.0%

Reinsurance
Gross premiums written	$131,779	$104,507
Net premiums written	122,963	99,368
Premiums earned	107,045	124,710
Loss ratio	57.1%	68.9%
Expense ratio	39.7%	33.7%
Combined ratio	96.8%	102.6%

International
Gross premiums written	$109,666	$98,186
Net premiums written	99,543	83,045
Premiums earned	83,475	76,523
Loss ratio	57.4%	63.3%
Expense ratio	41.0%	36.7%
Combined ratio	98.4%	100.0%

Consolidated
Gross premiums written	$1,096,740	$1,120,134
Net premiums written	969,329	996,333
Premiums earned	943,140	1,055,241
Loss ratio	62.1%	65.8%
Expense ratio	32.9%	30.3%
Combined ratio	95.0%	96.1%

          Net Income (Loss) to Common Shareholders. The following table presents the Company’s net income (loss) to common shareholders and net income (loss) per diluted share for the three months ended September 30, 2009 and 2008 (amounts in thousands, except per share data):

	2009	2008

Net income (loss) to common shareholders	$97,722	$(27,880)
Weighted average diluted shares	166,736	162,675
Net income (loss) per diluted share	$0.59	$(0.17)

          The Company reported net income of $98 million in 2009 compared to a loss of $28 million in 2008. The increase in net income is primarily a result of a reduction in other-than-temporary impairments ($5 million in 2009 compared with $228 million in 2008). This was partially offset by losses from investment funds (losses from investment funds were $26 million in 2009 compared with income from investment funds of $31 million in 2008). The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2008 and 2009.
          Gross Premiums Written. Gross premiums written were $1.1 billion in 2009, down 2% from 2008. The decrease in gross premiums is the result of lower economic activity and less new business production, partially offset by higher premiums written by companies that began operations since 2006 ($152 million in 2009 compared to $82 million in 2008). The average price of policies renewed in 2009 decreased 0.4%. The Company has experienced increased competition and downward pressure on pricing since 2004, although the pressure has recently moderated somewhat.
     A summary of gross premiums written in 2009 compared with 2008 by business segment follows:
•	Specialty gross premiums decreased by 6% to $352 million in 2009 from $373 million. Gross premiums written decreased 38% for commercial automobile, 35% for products liability and 14% for premises operations. Gross premiums written increased 27% for professional liability and 18% for property lines. The number of new and renewal policies issued in 2009 increased 3%.

•	Regional gross premiums decreased by 9% to $311 million in 2009 from $343 million in 2008. Gross premiums written decreased 9% for workers’ compensation, 9% for commercial automobile and 8% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $13 million in 2009 and $18 million in 2008. The number of new and renewal policies issued in 2009 decreased 4%.

•	Alternative markets gross premiums decreased by 5% to $191 million in 2009 from $201 million in 2008. Gross premiums written decreased 16% for excess workers’ compensation and 5% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $5 million in 2009 and $8 million in 2008. The number of new and renewal policies issued in 2009 increased 7%.

•	Reinsurance gross premiums increased by 26% to $132 million in 2009 from $105 million in 2008 due primarily to an increase in property business. Casualty gross premiums written decreased 8% to $83 million, and property gross premiums written increased 253% to $49 million.

•	International gross premiums increased by 12% to $110 million in 2009 from $98 million in 2008. The increase is primarily due to business written by our new Lloyd’s syndicate, which began writing business on June 1, 2009, and to an in increase in business written in Australia and southeast Asia.

          Premiums Earned. Premiums earned decreased 11% to $943 million in 2009 from $1,055 million in 2008. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2009 are related to business written during both 2009 and 2008. The 11% decrease for 2009 earned premiums reflects the underlying decline in net premiums written in 2008 and 2009.
          Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2009 and 2008 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2009	2008	2009	2008

Fixed maturity securities, including cash	$125,745	$119,322	4.3%	4.4%
Arbitrage trading account and funds	12,242	(2,571)	7.5	(1.3)
Equity securities available for sale	3,650	7,387	4.6	4.5

Gross investment income	141,637	124,138	4.5	4.0
Investment expenses	(608)	(1,793)

Total	$141,029	$122,345	4.5%	4.0%

          Net investment income increased 15% to $141 million in 2009 from $122 million in 2008 primarily due to higher earnings from the merger arbitrage account. Average invested assets, at cost (including cash and cash equivalents) increased to $12.7 billion in 2009 from $12.3 billion in 2008 as a result of cash flow from operations and proceeds from the issuance of senior debt.
          Income (Losses) from Investment Funds. Following is a summary of income (losses) from investment funds (which are recorded on a one-quarter lag) for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	2009	2008

Real estate funds	$(20,697)	$(1,733)
Energy funds	(3,343)	34,282
Other funds	(1,617)	(1,492)

Total	$(25,657)	$31,057

          Losses from investment funds were $26 million in 2009 compared to income of $31 million in 2008. The real estate funds, which had an aggregate carrying value of $167 million at September 30, 2009, invest in commercial loans and securities as well as direct property ownership. Asset values were impacted by general deterioration of real estate fundamentals coupled with the absence of a refinancing market and an increase in non-performing assets. In addition, in an environment of falling values and stricter underwriting standards, a large number of real estate projects are over-leveraged and facing near-term refinancing pressure. The energy funds reported a loss of $3 million in 2009 due to a decrease in the fair value of energy related investments held by the funds.
          Insurance Service Fees. Insurance service fees consist of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage as well as brokerage services. Service fees were $22 million in 2009 and $26 million in 2008.
          Net Investment Gains (Losses). Net investment gains (losses) result primarily from sales of securities, as well as from provisions for other-than-temporary impairment in securities. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions.
          Net investment gains were $4 million in 2009 and were comprised of realized gains of $10 million, offset by from other-than-temporary impairments of $6 million ($3 million for fixed maturity securities and $3 million for loan loss reserves). Net investment losses were $220 million in 2008 and were primarily the result of other-than-temporary impairments of financial sector equity securities.

          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $51 million in 2009 compared with $40 million in 2008. These revenues were derived from aviation related businesses that were separately purchased in 2007, 2008 and 2009. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2009 and 2008 revenues are not comparable since all of the companies were not owned for the three months ended September 30, 2008.
          Losses and Loss Expenses. Losses and loss expenses decreased to $586 million in 2009 from $694 million in 2008 due to lower earned premium. The consolidated loss ratio was 62.1% in 2009 compared with 65.8% in 2008. Weather-related losses were $23 million in 2009 compared with $54 million in 2008. Favorable prior year reserve development, net of related premium adjustments, was $47 million in 2009 and $49 million in 2008. A summary of loss ratios in 2009 compared with 2008 by business segment follows:
•	Specialty’s loss ratio increased to 63.8% in 2009 from 62.9% in 2008. Net favorable prior year development, net of related premium adjustments, was $13 million in 2009 compared with $31 million in 2008.

•	The regional loss ratio decreased to 62.6% in 2009 from 69.3% in 2008. Weather-related losses were $23 million in 2009 compared with $34 million in 2008. Net favorable prior year development was $14 million in 2009 compared with $0.3 million in 2008.

•	Alternative markets’ loss ratio decreased to 63.9% in 2009 from 64.8% in 2008. Net favorable prior year development, net of related premium adjustments, was $9 million in 2009 compared with $5 million in 2008.

•	The reinsurance loss ratio decreased to 57.1% in 2009 from 68.9% in 2008. Net favorable prior year development, net of related premium adjustments, was $6 million in 2009 compared with $9 million in 2008.

•	The international loss ratio decreased to 57.4% in 2009 from 63.3% in 2008. Net favorable prior year development was $5 million in 2009 compared with $3 million in 2008.
          Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	2009	2008

Underwriting expenses	$310,618	$320,184
Service expenses	19,770	21,513
Net foreign currency losses	(4,631)	(4,021)
Other costs and expenses	27,365	20,904

Total	$353,122	$358,580

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The consolidated expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 32.9% in 2009 from 30.3% in 2008 primarily due to the decline in earned premiums.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 8% to $20 million due to lower employment costs.
          Other costs and expenses, which represent corporate expenses increased 31% to $27 million, due mainly to an increase in incentive compensation costs.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $50 million in 2009 compared to $39 million in 2008. These expenses represent costs associated with aviation related businesses that were separately purchased in 2007, 2008 and 2009. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2009 and 2008 expenses are not comparable since the companies were not all owned for the three months ended September 30, 2008.

          Interest Expense. Interest expense increased 7% to $22 million primarily due to the issuance of $300 million of 7.375% senior notes in September 2009.
          Income Taxes. The effective income tax rate reported for the three months ended September 30, 2009 was an expense of 22% as compared to a benefit of 51% for the same period in 2008. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

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
          The Company’s investment portfolio and investment-related assets as of September 30, 2009 were as follows (in thousands):

	Cost	Carrying Value
Fixed maturity securities:
United States government and government agencies	$1,422,327	$1,473,693
State and municipal	5,576,699	5,819,349
Mortgage-backed securities:
Agency	943,198	981,857
Residential-Prime	491,998	452,882
Residential-Alt A	87,556	79,518
Commercial	69,470	54,121

Total mortgage-backed securities	1,592,222	1,568,378

Corporate:
Financial	882,435	890,086
Industrial	585,296	616,433
Asset-backed	185,240	161,349
Utilities	184,993	192,359
Other	113,616	114,934

Total corporate	1,951,580	1,975,161

Foreign government and foreign government agencies	338,474	353,245

Total fixed maturity securities	10,881,302	11,189,826

Equity securities available for sale:
Preferred stocks:
Financial	113,240	102,628
Real estate	119,834	118,038
Utilities	56,401	50,371

Total preferred stocks	289,475	271,037

Common stocks	27,362	127,258

Total equity securities available for sale	316,837	398,295

Arbitrage trading account	536,721	536,721
Investment in arbitrage funds	82,225	82,225
Investment funds	373,480	368,733
Loans receivable	391,268	391,268

Total investments	$12,581,833	$12,967,068

          Fixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At September 30, 2009 (as compared to December 31, 2008), the fixed maturity securities portfolio mix was as follows: U.S. government securities were 13% (12% in 2008); state and municipal securities were 52% (58% in 2008); corporate securities were 18% (10% in 2008); mortgage-backed securities were 14% (17% in 2008); and foreign government bonds were 3% (3% in 2008).
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
          Investment in Arbitrage Funds. Investment in arbitrage funds represents investments in limited partnerships that specialize in merger arbitrage, convertible arbitrage and relative value arbitrage. Convertible arbitrage is the business of investing in convertible securities with the goal of capitalizing on price differentials between these securities and their underlying equities. Relative value arbitrage is the business of investing primarily in equity securities with the goal of capitalizing on perceived differences in fundamental values between pairs of companies in similar industries.
          Investment Funds. At September 30, 2009 and December 31, 2008, the Company’s investment in investment funds was $369 million and $496 million, respectively, and included investments in real estate funds of $167 million and $292 million, respectively.
          Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $391 million and an aggregate fair value of $288 million at September 30, 2009. This includes loans with an aggregate amortized cost of $307 million and an aggregate fair value of $201 million secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and January 2013. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%) located primarily in New York City, California, Hawaii, Boston and Philadelphia.

Liquidity and Capital Resources
          Cash Flow. Cash from operating activities was $165 million in 2009 compared to $786 million in 2008. The decline is primarily due to cash transfers to the trading account of $383 million in 2009 compared with cash transfers from the trading account of $50 million in 2008.
          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 86% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2009. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
          Financing Activity
          During the first nine months of 2009, the Company repurchased 1,636,200 shares of its common stock for $32 million. In July 2009, a subsidiary of the Company entered into a $28 million line of credit, of which $18 million was outstanding as of September 30, 2009. In September 2009, the Company issued $300 million of 7.375% Senior Notes due 2019.
          At September 30, 2009, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,590 million and a face amount of $1,608 million. The maturities of the outstanding debt are $170 million in 2010, $1 million in 2011, $3 million in 2012, $200 million in 2013, $200 million in 2015, $450 million in 2019, $77 million in 2022, $7 million in 2035 (prepayable in 2010), $250 million in 2037 and $250 million in 2045 (prepayable in 2010).
          At September 30, 2009, equity was $3.6 billion and total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $5.2 billion. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 31% at September 30, 2009 and 29% at December 31, 2008.
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
          The duration of the investment portfolio was 3.4 years at September 30, 2009 and 3.1 years at December 31, 2008. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2008.

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
          Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans or
	purchased	share	or programs	programs (1)
July 2009	—	—	—	6,473,700
August 2009	—	—	—	10,000,000
September 2009	—	—	—	10,000,000

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,000,000 shares approved by the Board of Directors on July 29, 2008. On August 4, 2009, the Board of Directors increased the Company’s repurchase authorization to 10,000,000 shares.

Item 6. Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: November 9, 2009	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: November 9, 2009	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President — Chief Financial Officer