Form 10-K
period 2009-12-31
BERKLEY W R CORP
filed 2010-02-26
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-15202

W. R. BERKLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 475 Steamboat Road, Greenwich, CT (Address of principal executive offices)	22-1867895 (I.R.S. Employer Identification Number) 06830 (Zip Code)

Registrant’s telephone number, including area code: (203) 629-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.20 per share	New York Stock Exchange
6.75% Trust Originated Preferred Securities	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,900,441,493.

Number of shares of common stock, $.20 par value, outstanding as of February 19, 2010: 152,811,920

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2009 Annual Report to Stockholders for the year ended December 31, 2009 are incorporated herein by reference in Part II, and portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated herein by reference in Part III.

W. R. BERKLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2009

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained herein including statements related to our outlook for the industry and for our performance for the year 2010 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•	the cyclical nature of the property casualty industry;

•	the long-tail and potentially volatile nature of the insurance and reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

•	investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, merger arbitrage and private equity investments;

•	the impact of significant competition;

•	the potential impact of the economic downturn, and any legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition.

•	the uncertain nature of damage theories and loss amounts;

•	natural and man-made catastrophic losses, including as a result of terrorist activities;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Programs Reauthorization Act of 2007;

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	foreign currency and political risks relating to our international operations;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	our ability to attract and retain qualified employees; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2010 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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

Our holding company structure provides us with the flexibility to respond to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. Our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment and reinsurance management, and actuarial, financial and corporate legal staff support. Since 2006, we have formed 18 new operating units to capitalize on various business opportunities.

Unless otherwise indicated, all references in this Form 10-K to “W. R. Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries.

Our specialty insurance and reinsurance operations are conducted throughout the United States, and, on a limited basis, outside the United States. Regional insurance operations are conducted primarily in the Midwest, Northeast, Southern (excluding Florida and Louisiana), Mid Atlantic, and North Pacific regions of the United States. Alternative markets operations are conducted throughout the United States. Our international operations are conducted primarily in the United Kingdom, Continental Europe, South America, Australia, Southeast Asia and Canada.

Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of the past five years were as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands)

Net premiums written:
Specialty	$1,260,451	$1,453,778	$1,704,880	$1,814,479	$1,827,865
Regional	1,081,100	1,211,096	1,267,451	1,235,302	1,196,487
Alternative markets	589,637	622,185	656,369	651,255	669,774
Reinsurance	423,425	435,108	682,241	892,769	719,540
International	375,482	311,732	265,048	225,188	190,908

Total	$3,730,095	$4,033,899	$4,575,989	$4,818,993	$4,604,574

Percentage of net premiums written:
Specialty	33.7%	36.1%	37.3%	37.7%	39.8%
Regional	29.0%	30.0%	27.7%	25.6%	26.0%
Alternative markets	15.8%	15.4%	14.3%	13.5%	14.5%
Reinsurance	11.4%	10.8%	14.9%	18.5%	15.6%
International	10.1%	7.7%	5.8%	4.7%	4.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following sections describe our insurance segments and their operating units. These operating units underwrite on behalf of one or more affiliated insurance companies within the group pursuant to underwriting management agreements. Certain operating units are identified by us for descriptive purposes only and are not legal entities.

Twenty-four of our twenty-five insurance company subsidiaries rated by A.M. Best Company, Inc. (“A.M. Best”) have ratings of A+ (Superior) (the second highest rating our of 15 possible ratings) and one is rated A (Excellent) (the third highest rating). A.M. Best’s ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “The Financial Strength Rating opinion addresses the relative ability of an insurer to meet its ongoing insurance obligations. The ratings are not assigned to specific insurance policies or contracts and do not address any other risk.” A.M. Best reviews its ratings on a periodic basis, and its ratings of the Company’s subsidiaries are therefore subject to change.

All of our twenty-three insurance company subsidiaries rated by Standard & Poor’s (“S&P”) have financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings).

Our Moody’s ratings are A2 for Berkley Insurance Company, Berkley Regional Insurance Company and Admiral Insurance Company (the sixth highest rating out of twenty-one possible ratings).

SPECIALTY

Our specialty segment underwrites complex and sophisticated third-party liability risks, within excess and surplus lines and on an admitted basis. Excess and surplus lines differ from standard market lines in that excess and surplus lines are generally free of rate and form regulation and provide coverage for more complex and hard-to-place risks. The specialty lines of business include premises operations, commercial automobile, property, products liability and professional liability lines. The specialty business is conducted through 18 operating units. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

Admiral Insurance Company (“Admiral”) provides excess and surplus lines coverage that generally involves a moderate to high degree of hazard due to the nature of the class of coverage or type of business insured. Admiral concentrates on general liability, professional liability, property, and excess and umbrella liability lines of business. Admiral’s products are distributed by wholesale brokers. Admiral writes relatively larger risks, with average annual premiums in excess of $18,500 per policy.

Nautilus Insurance Company (“Nautilus”) insures excess and surplus risks for small to medium-sized commercial risks with low to moderate susceptibility to loss. Admitted business is also written through an affiliate, Great Divide Insurance Company. A substantial portion of Nautilus’ business is written on a binding authority basis, subject to certain contractual limitations. Nautilus writes relatively smaller risks, with average annual premiums less than $2,500 per policy.

Monitor Liability Managers, Inc. (“Monitor”) specializes in professional liability insurance, including directors’ and officers’ liability, employment practices liability, lawyers’ professional liability, management liability, non-profit directors’ and officers’ liability and accountants’ professional liability.

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

Berkley Select, LLC (“Select”), which began operations in 2007, specializes in underwriting professional liability insurance with a particular emphasis on lawyers, accountants, medical facilities and miscellaneous E&O exposures. Select’s products are distributed through a limited number of brokers.

Vela Insurance Services, Inc. (“Vela”) underwrites excess and surplus lines casualty business with a primary focus on contractors along with a portfolio of miscellaneous professional liability. Vela underwrites a variety of classes nationwide through a network of appointed excess and surplus lines brokers. Vela also underwrites wrap-up policies for large residential projects, primarily in California, through a managing general agency. Vela writes relatively larger risks, with average annual premiums in excess of $18,800 per policy.

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

Berkley Offshore Underwriting Managers, LLC (“BOUM”), which began operations in 2008, underwrites property insurance for oil and gas exploration and production operations worldwide.

American Mining Insurance Company, Inc. (“American Mining”), which was acquired in 2007, specializes in writing workers’ compensation insurance for the mining industry and administers state and workers’ compensation funds.

Berkley Professional Liability, LLC (“Berkley Pro”), which began operations in 2008, underwrites professional liability products including directors’ and officers’ liability insurance.

Berkley Life Sciences, LLC (“Berkley Life Science”), which began operations in 2007, underwrites casualty products to the life science marketplace, including medical devices, biotechnology and pharmaceutical companies.

Gemini Transportation Underwriters (“Gemini”), which began operations in February 2009, underwrites excess liability insurance for the railroad and commercial trucking industries.

Berkley Asset Protection Underwriters, LLC (“Berkley Asset”), which began operations in 2008, underwrites coverage for fine arts, jewelers block, fidelity, crime and related risks.

FinSecure, LLC (“FinSecure”), which began operations in 2008, underwrites property and liability insurance coverages for financial institutions and financial services firms, including mortgage impairment property coverage.

Berkley Oil & Gas Speciality Services, LLC (“Berkley Oil & Gas”), which was formed in September 2009, underwrites a multi-line insurance product offering and provides risk control services in the domestic energy sector.

The following table sets forth the percentage of gross premiums written by each specialty unit:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Admiral	20.4%	24.0%	28.2%	28.5%	27.8%
Nautilus	16.8%	17.5%	18.2%	17.3%	17.1%
Monitor	10.4%	8.6%	7.4%	7.1%	8.0%
Carolina	9.3%	14.8%	14.9%	14.3%	13.6%
Berkley Specialty	8.5%	9.6%	9.2%	9.0%	8.6%
Berkley Underwriting Partners	6.2%	6.8%	6.3%	6.2%	7.9%
Select	5.3%	2.9%	0.8%	—	—
Vela	4.4%	5.6%	7.9%	11.9%	14.1%
Clermont	4.0%	3.7%	3.4%	3.0%	2.8%
Aviation	3.6%	3.3%	3.3%	2.7%	0.1%
BOUM	2.7%	—	—	—	—
American Mining	2.2%	2.1%	0.4%	—	—
Berkley Pro	2.1%	0.1%	—	—	—
Berkley Life Science	1.2%	0.7%	—	—	—
Gemini	1.2%	—	—	—	—
Berkley Asset	1.1%	0.3%	—	—	—
FinSecure	0.6%	—	—	—	—
Berkley Oil & Gas	—	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our specialty insurance operations:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Premises operations	29.5%	32.8%	38.0%	42.2%	43.7%
Property	19.0%	15.1%	14.4%	12.2%	9.1%
Professional liability	18.1%	12.9%	9.9%	8.9%	9.9%
Other	15.5%	13.0%	9.9%	8.6%	8.5%
Commercial automobile	10.4%	16.0%	15.8%	15.0%	15.0%
Products liability	7.5%	10.2%	12.0%	13.1%	13.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Berkley Mid Atlantic Group (“BMAG”) is based in Glen Allen, Virginia and operates in 7 states in the Mid Atlantic region and the District of Columbia.

Berkley Surety Group, Inc. (“Berkley Surety”) offers surety bonds on a nationwide basis through a network of thirteen regional and branch offices.

Berkley North Pacific Group, LLC (“Berkley North Pacific”), formerly a branch of Continental Western Group, became a separate operating unit in August 2009. Berkley North Pacific is based in Seattle, Washington, has an office in Boise Idaho, and operates primarily in the Pacific Northwest region.

Berkley Regional Specialty Insurance Company (“BRSIC”) offers the availability of excess and surplus lines products to independent agents in our regional territories.

Regional Excess Underwriters, LLC (“REU”) is a full service excess and surplus lines brokerage offering commercial coverages through contracted agents throughout the continental United States.

The following table sets forth the percentage of gross premiums written by each region:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Continental Western Group	26.3%	27.2%	27.0%	27.5%	28.8%
Acadia	25.1%	23.8%	24.3%	25.1%	25.7%
Union Standard	18.5%	17.7%	17.0%	16.6%	15.2%
BMAG	16.9%	15.6%	15.6%	15.5%	14.6%
Berkley Surety	3.6%	2.9%	2.7%	2.0%	2.0%
Berkley North Pacific	3.0%	5.3%	6.2%	5.6%	5.5%
BRSIC	1.2%	1.2%	1.1%	0.5%	—
Assigned risk plans(1)	5.4%	6.3%	6.1%	7.2%	8.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.

The following table sets forth the percentages of gross premiums written, by line, by our regional insurance operations:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Commercial multi-peril	34.7%	34.3%	34.8%	35.5%	35.8%
Automobile	25.3%	25.5%	25.8%	25.3%	25.4%
Workers’ compensation	18.1%	18.2%	17.8%	17.9%	17.6%
Assigned risk plans	5.4%	6.3%	6.1%	7.2%	8.2%
Other	16.5%	15.7%	15.5%	14.1%	13.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of direct premiums written by our regional insurance operations by state:

	Year Ended December 31,
	2009	2008	2007	2006	2005

State
Texas	7.1%	6.7%	6.4%	6.2%	6.0%
Massachusetts	6.8%	6.8%	7.1%	7.0%	7.5%
Pennsylvania	6.3%	5.7%	5.8%	5.6%	5.5%
Kansas	5.3%	5.8%	6.1%	6.8%	6.7%
Maine	5.3%	4.7%	4.9%	5.1%	5.3%
New Hampshire	5.0%	4.9%	5.1%	5.3%	5.4%
Iowa	4.0%	4.2%	4.2%	4.6%	4.8%
Nebraska	3.9%	3.8%	3.8%	4.0%	4.0%
North Carolina	3.6%	3.3%	3.4%	3.2%	3.1%
Mississippi	3.5%	3.2%	2.8%	2.4%	2.0%
Colorado	3.2%	3.7%	3.7%	3.3%	3.1%
Vermont	3.1%	3.0%	3.3%	3.5%	3.6%
Connecticut	3.1%	3.0%	2.9%	2.9%	2.9%
Minnesota	3.0%	3.2%	3.2%	3.4%	3.9%
New York	2.8%	2.3%	2.1%	1.8%	1.9%
Missouri	2.6%	2.8%	3.0%	3.3%	3.4%
Virginia	2.6%	2.4%	2.4%	2.6%	2.8%
Illinois	2.5%	2.7%	1.7%	2.0%	1.8%
Wisconsin	2.4%	2.5%	2.5%	2.7%	2.9%
South Dakota	2.4%	2.3%	2.2%	2.6%	3.0%
Maryland	2.4%	2.1%	2.1%	2.1%	1.7%
Arkansas	2.3%	2.3%	2.5%	2.8%	2.6%
Washington	1.8%	2.8%	3.1%	2.3%	2.0%
Oklahoma	1.7%	1.5%	1.6%	1.6%	1.6%
Tennessee	1.4%	1.5%	1.6%	1.7%	1.7%
South Carolina	1.3%	1.3%	1.2%	1.1%	0.9%
New Mexico	1.2%	1.2%	1.2%	1.0%	1.0%
Other	9.4%	10.3%	10.1%	9.1%	8.9%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Riverport Insurance Company(“Riverport”) provides property and casualty insurance products and services for human services organizations, governmental and other specialty entities, self-insured companies, associations and purchasing groups.

Preferred Employers Insurance Company (“Preferred Employers”) offers workers’ compensation insurance in California with an emphasis on owner-managed small employers.

Berkley Accident and Health, LLC (“Berkley A&H”) underwrites accident and health insurance and reinsurance products through four primary business segments: medical stop loss, managed care, special risk and group captive.

Berkley Medical Excess Underwriters, LLC (“Medical Excess”) underwrites medical malpractice excess insurance and reinsurance coverage and provides services to hospitals and hospital associations.

Berkley Risk Administrators Company, LLC (“BRAC”) services include third-party claims administration, underwriting risk management, accounting services, loss control and safety consulting, management information systems, regulatory compliance and alternative markets program management.

The following table sets forth the percentages of gross premiums written by each alternative markets unit:

	Year Ended December 31,
	2009	2008	2007	2006	2005

MECC	38.3%	42.1%	45.1%	44.6%	41.6%
Key Risk	17.7%	18.8%	17.6%	16.8%	15.4%
Berkley Net	10.6%	6.7%	3.1%	0.8%	—
Riverport	10.2%	9.3%	7.7%	7.0%	7.6%
Preferred Employers	8.2%	8.3%	11.3%	16.0%	20.9%
Berkley A&H	6.1%	4.6%	2.6%	0.4%	—
Medical Excess	5.2%	4.4%	4.6%	5.4%	6.2%
Assigned risk plans(1)	3.7%	5.8%	8.0%	9.0%	8.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Assigned risk premiums are written on behalf of assigned risk plans managed by the Company and 100% reinsured by the respective state-sponsored assigned risk pools.

The following table sets forth service fees for insurance services business conducted by BRAC and Key Risk Management Services, Inc. (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005

Insurance service fees	$87,032	$99,090	$97,292	$104,812	$110,697

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

Signet Star Re, LLC (“Signet Star”) focuses on underwriting specialty lines of business, including professional liability, umbrella, workers’ compensation, commercial automobile and trucking. Signet Star emphasizes casualty excess of loss treaties and seeks significant participations in order to have greater influence over the terms and conditions of coverage. Our treaty business is produced through reinsurance brokers or intermediaries.

Facultative ReSources, Inc. (“Fac Re”) specializes in underwriting individual certificate and program facultative business developed through reinsurance brokers or intermediaries. Its experienced underwriters seek to offset the underwriting and pricing cycles in the underlying insurance business by working closely with ceding company clients to develop appropriate underwriting criteria and through superior risk selection.

Lloyd’s Reinsurance (“Lloyd’s reinsurance”) represents a broad range of mainly short-tail classes of business, which are written through Lloyd’s of London.

B F Re Underwriters, LLC (“BF Re”) is a facultative casualty reinsurance underwriting manager that serves clients through a nationwide network of regional offices. Its business is written directly with ceding companies. BF Re’s primary lines of business are professional liability, excess and surplus, umbrella and medical malpractice.

Berkley Risk Solutions, Inc. (“Berkley Risk Solutions”) underwrites insurance and reinsurance-based financial coverages for insurance companies and self-insured entities.

The following table sets forth the percentages of gross premiums written by each reinsurance unit:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Signet Star	58.9%	52.2%	39.6%	36.1%	42.2%
Fac Re	19.4%	22.1%	21.2%	18.9%	23.1%
Lloyd’s reinsurance	18.8%	14.7%	22.6%	18.7%	21.6%
BF Re	9.4%	12.2%	11.2%	9.6%	12.3%
Berkley Risk Solutions	(6.5)%	(1.2)%	4.6%	16.6%	0.8%
Hong Kong(1)	—	—	0.8%	0.1%	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Hong Kong has been included in Berkley Re Australia’s reported results in the international segment effective January 1, 2008.

The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our reinsurance operations:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Casualty	70.2%	82.8%	76.2%	83.2%	81.2%
Property	29.8%	17.2%	23.8%	16.8%	18.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

INTERNATIONAL

Our international segment has operations in the United Kingdom, Continental Europe, South America, Australia, Southeast Asia, and Canada. We apply the same long-term strategies that that we use in our domestic operations — decentralized structures with products and services tailored to the local environments.

Berkley International Latinoamérica S.A. (“BILSA”) provides commercial and personal property casualty insurance primarily in Argentina, Brazil and Uruguay.

W. R. Berkley Insurance (Europe), Limited (“Berkley Europe”) is a London-based specialty casualty insurer that writes professional indemnity, directors’ and officers’ liability, medical malpractice, general liability, construction risks and personal accident and travel business principally in the United Kingdom and through its branch offices in Spain, Ireland, Norway and Australia.

Berkley Re Australia (“Australia”), which began operations in 2007, provides property and casualty reinsurance on a treaty and facultative basis in Australia and through its division in Hong Kong.

W. R. Berkley Syndicate Limited(“Syndicate 1967”), which began operations in 2009, underwrites property and accident classes of business through Lloyd’s of London on a worldwide basis.

Berkley Underwriting Managers Canada, Ltd. (“Berkley Canada”), which began operations in 2008, underwrites specialty casualty commercial insurance products, including general liability, products liability and other commercial lines in the Canadian provinces.

The following table sets forth the percentages of gross premiums written for our international operations:

	Year Ended December 31,
	2009	2008	2007	2006	2005

BILSA	41.0%	51.8%	46.8%	42.5%	39.5%
Berkley Europe	33.2%	40.1%	52.6%	53.1%	56.5%
Australia	17.8%	8.1%	—	—	—
Syndicate 1967	5.9%	—	—	—	—
Berkley Canada	2.1%	—	—	—	—
Philippines(1)	—	—	0.6%	4.4%	4.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Philippines operation was sold in March 2007.

Results by Industry Segment

Summary financial information about our operating segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands)

Specialty
Revenue	$1,483,266	$1,810,813	$2,006,027	$1,952,928	$1,816,483
Income before income taxes	$220,906	$375,429	$516,931	$479,105	$345,896

Regional
Revenue	$1,177,126	$1,317,796	$1,347,800	$1,289,869	$1,230,793
Income before income taxes	$106,078	$108,719	$215,228	$201,417	$216,495

Alternative Markets
Revenue	$768,683	$831,622	$874,899	$878,531	$856,792
Income before income taxes	$162,875	$201,879	$248,080	$291,416	$238,462

Reinsurance
Revenue	$487,016	$635,763	$893,855	$993,120	$849,207
Income before income taxes	$86,358	$117,946	$178,302	$135,424	$63,606
International

Revenue	$351,947	$322,016	$284,558	$248,894	$208,836
Income before income taxes	$22,719	$52,943	$44,457	$34,447	$20,890

Other(1)
Revenue	$163,140	$(209,202)	$181,258	$31,489	$34,728
Loss before income taxes	$(216,706)	$(530,594)	$(110,606)	$(153,164)	$(114,812)

Total
Revenue	$4,431,178	$4,708,808	$5,588,397	$5,394,831	$4,996,839
Income before income taxes	$382,230	$326,322	$1,092,392	$988,645	$770,537

(1)	Represents corporate revenues, corporate expenses, net investment gains and losses, and revenues and expenses from investments in wholly-owned, non-insurance subsidiaries that are consolidated for financial reporting purposes.

The table below represents summary underwriting ratios on a GAAP basis for our insurance segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Specialty
Loss ratio	61.9%	60.1%	57.3%	59.1%	62.4%
Expense ratio	31.1%	28.4%	26.7%	25.0%	25.1%

Combined ratio	93.0%	88.5%	84.0%	84.1%	87.5%

Regional
Loss ratio	61.4%	65.4%	59.1%	59.7%	55.8%
Expense ratio	34.2%	32.3%	31.4%	30.6%	30.6%

Combined ratio	95.6%	97.7%	90.5%	90.3%	86.4%

Alternative Markets
Loss ratio	63.4%	62.7%	59.2%	53.5%	59.4%
Expense ratio	25.8%	24.2%	23.1%	22.1%	20.1%

Combined ratio	89.2%	86.9%	82.3%	75.6%	79.5%

Reinsurance
Loss ratio	57.9%	64.7%	65.3%	72.0%	74.1%
Expense ratio	39.1%	34.7%	31.3%	27.8%	30.1%

Combined ratio	97.0%	99.4%	96.6%	99.8%	104.2%

International
Loss ratio	59.9%	61.7%	62.6%	64.2%	66.5%
Expense ratio	40.2%	38.9%	32.4%	32.0%	29.6%

Combined ratio	100.1%	100.6%	95.0%	96.2%	96.1%

Total
Loss ratio	61.4%	62.7%	59.6%	61.0%	62.4%
Expense ratio	32.8%	30.4%	28.5%	27.0%	26.9%

Combined ratio	94.2%	93.1%	88.1%	88.0%	89.3%

Investments

Investment results, before income taxes, were as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Average investments, at cost(1)	$12,510,160	$12,429,269	$12,146,241	$10,729,483	$8,999,782

Net investment income(1)	$552,561	$537,033	$634,386	$549,030	$385,417

Percent earned on average investments(1)	4.4%	4.3%	5.2%	5.1%	4.3%

Net investment gains (losses)(2)	$(38,408)	$(356,931)	$49,696	$9,648	$17,209

Change in unrealized investment gains (losses)(3)	$558,626	$(302,211)	$(94,957)	$113,539	$(118,934)

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)	Represents realized gains and losses on investments not classified as trading securities and investment funds.

(3)	Represents the change in unrealized investment gains (losses) for available for sale securities and investment funds.

For comparison, the following are the coupon returns for selected bond indices and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Barclays U.S. Aggregate Bond Index(a)	4.9%	5.4%	5.5%	5.3%	4.9%
Barclays Municipal Bond Index(a)	5.3%	4.6%	4.7%	4.8%	4.7%
S&P 500® Index	3.0%	1.5%	2.0%	2.2%	1.8%

(a)	Formerly Lehman Brothers index.

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2009	2008	2007	2006	2005

1 year or less	5.3%	3.2%	7.4%	11.2%	10.6%
Over 1 year through 5 years	27.2%	22.9%	19.4%	17.5%	13.1%
Over 5 years through 10 years	27.2%	29.9%	30.2%	26.3%	26.6%
Over 10 years	26.0%	26.6%	25.1%	22.8%	32.1%
Mortgage-backed securities	14.3%	17.4%	17.9%	22.2%	17.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties, which are beyond the Company’s control. These variables are affected by external and internal events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage, legislative changes and claim handling and reserving practices, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Because setting reserves is inherently uncertain, the Company cannot assure that its current reserves will prove adequate in light of subsequent events.

We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These discount rates range from 2.7% to 6.5% with a weighted average discount rate of 4.4%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.7%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $877,305,000, $846,748,000 and $787,988,000 at December 31, 2009, 2008 and 2007, respectively. The increase in the aggregate discount from 2008 to 2009 and from 2007 to 2008 resulted from the increase in workers’ compensation gross reserves.

To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. These claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant environmental exposures.

Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $36,525,000 and $39,646,000 at December 31, 2009 and 2008, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $53,986,000 and $56,957,000 at December 31, 2009 and 2008, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $(614,000), $440,000 and $7,029,000 in 2009, 2008 and 2007, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $2,508,000, $2,384,000 and $2,912,000 in 2009, 2008 and 2007, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential affect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years (amounts in thousands):

	2009	2008	2007

Net reserves at beginning of year	$8,122,586	$7,822,897	$6,947,597
Net reserves of company acquired	—	—	68,392
Net provision for losses and loss expenses(a):
Claims occurring during the current year(b)	2,518,849	2,829,830	2,837,647
Decrease in estimates for claims occurring in prior years(c)(d)	(234,008)	(195,710)	(105,879)
Decrease in discount for prior years	51,866	54,494	46,808

	2,336,707	2,688,614	2,778,576

Net payments for claims:
Current year	570,080	644,213	538,364
Prior years	1,741,431	1,744,712	1,433,304

	2,311,511	2,388,925	1,971,668

Net reserves at end of year	8,147,782	8,122,586	7,822,897
Ceded reserves at end of year	923,889	877,010	855,137

Gross reserves at end of year	$9,071,671	$8,999,596	$8,678,034

(a)	Net provision for loss and loss expenses excludes $47,000 and $1,002,000 in 2008 and 2007, respectively, relating to the policyholder benefits incurred on life insurance that are included in the statements of income.

(b)	Claims occurring during the current year are net of discounts of $80,455,000, $97,698,000 and $117,177,000 in 2009, 2008 and 2007, respectively.

(c)	The decrease in estimates for claims occurring in prior years is net of discounts of $1,968,000, $15,556,000 and $17,736,000 in 2009, 2008 and 2007, respectively. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $232,040,000 in 2009, $180,154,000 in 2008 and $88,143,000 in 2007.

(d)	Approximately $44 million of the favorable reserve development in 2009 was fully offset by a reduction in earned premiums. The favorable reserve development, net of premium offsets, was $190 million.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the decrease in estimates for claims occurring in prior years.

A reconciliation between the reserves as of December 31, 2009 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) is as follows (amounts in thousands):

Net reserves reported on a SAP basis	$8,051,598
Additions (deductions) to statutory reserves:
International property & casualty reserves	323,207
Loss reserve discounting(1)	(224,942)
Other	(2,081)

Net reserves reported on a GAAP basis	8,147,782
Ceded reserves reclassified as assets	923,889

Gross reserves reported on a GAAP basis	$9,071,671

(1)	For statutory purposes, we use a discount rate of 2.7% for non-proportional business as permitted by the Department of Insurance of the State of Delaware.

The following table presents the development of net reserves for 1999 through 2009. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1999 reserves have developed a $688 million deficiency over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 1999 is reserved for $2,000 as of December 31, 1999. Assuming this claim estimate was changed in 2009 to $2,300, and was settled for $2,300 in 2008, the $300 deficiency would appear as a deficiency in each year from 1999 through 2009.

Year Ended December 31,	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Amounts in millions)

Net reserves, discounted	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867	$6,948	$7,823	$8,123	$8,148
Reserve discount	196	223	243	293	393	503	575	700	788	846	877

Net reserves, undiscounted	$1,920	$2,041	$2,276	$2,616	$3,898	$5,226	$6,442	$7,648	$8,611	$8,969	$9,025

Net reserves re-estimated as of:
One year later	$1,934	$2,252	$2,450	$2,889	$4,220	$5,440	$6,499	$7,560	$8,431	$8,737
Two years later	2,082	2,397	2,671	3,242	4,552	5,588	6,578	7,494	8,239
Three years later	2,203	2,520	2,932	3,611	4,720	5,763	6,592	7,363
Four years later	2,260	2,634	3,233	3,769	4,949	5,816	6,556
Five years later	2,330	2,841	3,339	3,982	5,041	5,834
Six years later	2,449	2,889	3,534	4,069	5,082
Seven years later	2,460	3,033	3,599	4,112
Eight years later	2,564	3,110	3,624
Nine years later	2,600	3,123
Ten years later	2,608
Cumulative redundancy (deficiency ), undiscounted	$(688)	$(1,082)	$(1,348)	$(1,496)	$(1,184)	$(608)	$(114)	$285	$372	$232	—

Year Ended December 31,	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Amounts in millions)

Cumulative amount of net liability paid through:
One year later	$584	$702	$794	$599	$929	$1,185	$1,321	$1,433	$1,745	$1,741
Two years later	1,011	1,255	1,191	1,216	1,749	2,107	2,342	2,640	3,010
Three years later	1,426	1,501	1,594	1,792	2,388	2,837	3,202	3,556
Four years later	1,567	1,722	1,971	2,223	2,900	3,386	3,838
Five years later	1,699	1,964	2,245	2,552	3,273	3,817
Six years later	1,831	2,138	2,467	2,814	3,585
Seven years later	1,934	2,276	2,642	3,035
Eight years later	2,021	2,401	2,808
Nine years later	2,109	2,517
Ten years later	2,164

The following table presents the development of gross reserves for 1999 through 2009.

Year Ended December 31,	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Amounts in millions)

Net reserves, discounted	$1,724	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867	$6,947	$7,823	$8,123	$8,148
Ceded reserves	617	658	731	845	687	727	845	837	855	877	924

Gross reserves, discounted	2,341	2,476	2,764	3,168	4,192	5,450	6,712	7,784	8,678	9,000	9,072
Reserve discount	250	286	324	384	462	573	654	761	867	944	944

Gross reserves, undiscounted	$2,591	$2,762	$3,088	$3,552	$4,654	$6,023	$7,366	$8,545	$9,545	$9,944	$10,016

Gross reserves re-estimated as of:
One year later	$2,653	$2,827	$3,153	$3,957	$5,030	$6,241	$7,406	$8,509	$9,396	$9,696
Two years later	2,556	2,730	3,461	4,353	5,380	6,382	7,529	8,454	9,178
Three years later	2,385	2,900	3,777	4,744	5,546	6,600	7,561	8,300
Four years later	2,465	3,054	4,103	4,885	5,807	6,670	7,508
Five years later	2,564	3,267	4,192	5,132	5,915	6,680
Six years later	2,684	3,296	4,428	5,226	5,956
Seven years later	2,682	3,476	4,500	5,275
Eight years later	2,814	3,555	4,538
Nine years later	2,860	3,586
Ten Years later	2,885

Gross cumulative redundancy (deficiency)	$(294)	$(824)	$(1,450)	$(1,723)	$(1,302)	$(657)	$(142)	$245	$367	$248	—

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

In addition to regulatory supervision of our insurance subsidiaries, we are subject to state statutes governing insurance holding company systems. Typically, such statutes require that we periodically file information with the appropriate state insurance commissioner, including information concerning our capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of our outstanding voting securities would be required to obtain prior regulatory approval of the purchase. Under Alabama law, which is applicable to us due to our ownership of American Mining Insurance Company, Inc., an Alabama domiciled insurance company, the acquisition of more than 5% of our capital stock is subject to prior regulatory approval. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Various state and federal organizations, including Congressional committees and the National Association of Insurance Commissioners (“NAIC”), have been conducting reviews into various aspects of the insurance business. The insurance industry has been the subject of scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. State and federal regulators have conducted proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices. No assurance can be given that future legislative or regulatory changes resulting from such activities will not adversely affect our insurance subsidiaries.

The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized RBC control level as of December 31, 2009.

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

The Terrorism Risk Insurance Act of 2002 became effective November 26, 2002, was amended on December 22, 2005 by the Terrorism Risk Insurance Extension Act of 2005 and further amended effective December 26, 2007 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, “TRIA”). TRIA established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is effective through December 31, 2014. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners’ multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. The most recent amendment to TRIA broadened the definition of certified acts to include domestic terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will pay 85% of an insurer’s covered losses in excess of the insurer’s applicable deductible. The insurer’s deductible is based on 20% percent of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2009 earned premiums, our deductible under TRIA during 2010 will be approximately $512 million. The federal program will not pay losses for certified acts unless such losses exceed $100 million. TRIA limits the federal government’s share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.

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

Competition for the reinsurance business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, and Partner Re.

The regional property casualty subsidiaries compete with mutual and other regional stock companies as well as national carriers. Direct writers of property casualty insurance compete with the regional subsidiaries by writing insurance through their salaried employees, generally at a lower acquisition cost than through independent agents such as those used by the Company.

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

Employees

As of February 16, 2010, we employed 6,072 individuals. Of this number, our subsidiaries employed 5,978 persons and the remaining 94 persons were employed at the parent company.

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

The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is directly related to available capacity. Over the past several years, we have faced increased competition in our business, including as a result of an increased flow of capital into the insurance and reinsurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and at times less favorable contract terms and conditions. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact rate adequacy. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves.

Our gross reserves for losses and loss expenses were approximately $9 billion as of December 31, 2009. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.

Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. The major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors, including the actions of third parties, which are beyond our control.

The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. In periods with increased economic volatility, such as under the current financial market conditions, it becomes more difficult to accurately predict claim costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, we cannot assure that our current reserves will prove adequate in light of subsequent events. Should we need to increase our reserves, our pre-tax income for the reporting period would decrease by a corresponding amount.

We decreased our estimates for claims occurring in prior years by $234 million in 2009, $196 million in 2008 and $106 million in 2007, and increased our estimates by $27 million in 2006 and $187 million in 2005. We, along with the property casualty insurance industry in general, have experienced higher than expected losses for certain types of business written from 1999 to 2002. Although our reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our claim estimates will not need to be increased in the future.

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

Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. In addition, through our participation in certain Lloyd’s syndicates, we have additional exposure to catastrophic losses. For example, weather-related losses were $63 million in 2009, $114 million in 2008, $34 million in 2007, $39 million in 2006 and $99 million in 2005.

Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, as well as terrorist activities. The incidence and severity of catastrophes are inherently unpredictable but have increased in recent years. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations or physical impacts of climate change may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.

We face significant competitive pressures in our businesses, which have reduced premium rates and could harm our ability to maintain or increase our profitability and premium volume.

We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies, some of which have implicit or explicit government support. Competitiveness in our businesses is based on many factors, including premium charges, ratings assigned by independent rating agencies, commissions paid to producers, the perceived financial strength of the company, other terms and conditions offered, services provided, speed of claims payment and reputation and experience in the lines to be written.

Some of our competitors, particularly in the reinsurance business, have greater financial and marketing resources than we do. These competitors within the reinsurance segment include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, and Partner Re. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers. Certain of our competitors operate from Bermuda or other tax advantaged or less regulated jurisdictions that may provide them with additional competitive and pricing advantages.

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

This intense competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and retain existing business or write new products at adequate rates or on acceptable terms and conditions. If we are unable to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

Current conditions in the financial markets and the ongoing economic downturn have had and may continue to have a negative impact on our results of operations and financial condition, particularly if such conditions continue.

The significant volatility and uncertainty experienced in financial markets around the world during the past several years and the ongoing economic downturn have continued. Although the U.S. and various foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, volatility and uncertainty in the financial markets and the resulting negative economic impact may continue for some time.

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

To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as amended on December 22, 2005 and further amended on December 26, 2007 (“TRIA”), for up to 85% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2009 earned premiums, our deductible under TRIA during 2010 is approximately $512 million. TRIA is in effect through

December 31, 2014 unless extended or replaced by a similar program. The coverage provided under TRIA does not apply to reinsurance that we write.

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

The insurance industry has been the subject of scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have conducted investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and alleged unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices included, among other things that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. New investigative proceedings may be commenced in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect the insurance industry and the Company.

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

In certain of our insurance businesses, the rates we charge our policyholders are subject to regulatory approval. Certain lines of business are subject to a greater degree of regulatory scrutiny than others. For example, the workers’

compensation business is highly regulated. For 2009, approximately 16.1% of our net premiums written represented primary workers’ compensation business. Over the past several years, rates for primary workers’ compensation business written in the State of California have declined significantly as a result of workers’ compensation reform. Of our net premiums written during 2009, approximately 1.4% represented primary workers’ compensation business written in the State of California.

Risks Relating to Our Business

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.

We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2009, the amount due from our reinsurers was approximately $973 million, including amounts due from state funds and industry pools. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.

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

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain amounts of risk underwritten by our insurance company subsidiaries, especially catastrophe risks. We also purchase reinsurance on risks underwritten by others which we reinsure. Market conditions beyond our control determine the availability and cost of the reinsurance protection we seek to purchase, which may affect the level of our business and profitability. Our reinsurance contracts are generally subject to annual renewal. We may be unable to maintain our current reinsurance contracts or to obtain other reinsurance contracts in adequate amounts and at favorable rates. In addition, we may be unable to obtain reinsurance on terms acceptable to us relating to certain lines of business that we intend to begin writing. If we are unable to renew our expiring contracts or to obtain new reinsurance contracts, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks.

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

Our expanding international operations in the United Kingdom, Continental Europe, South America, Australia, Southeast Asia and Canada expose us to investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition.

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

As part of our present strategy, we continue to evaluate possible acquisition transactions and the start-up of complementary businesses on an ongoing basis, and at any given time we may be engaged in discussions with respect to possible acquisitions and new ventures. We cannot assure you that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or start-up ventures will be successful. The process of integrating any companies we do acquire or investing in new ventures may have a material adverse effect on our results of operations and financial condition.

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

Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2009, our investment in fixed maturity securities was approximately $11.3 billion, or 87% of our total investment portfolio. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (15%); state and municipal securities (52%); corporate securities (15%); mortgage-backed securities (14%) and foreign government bonds (4%).

The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair value of fixed maturity securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed maturity securities will be lower. In addition, some fixed maturity securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations.

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

We invest some of our assets in equity securities, merger arbitrage securities, investment funds, private equity and real estate related assets, which may decline in value.

We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity and real estate related assets. At December 31, 2009, our investment in these assets was approximately $1.8 billion, or 13%, of our investment portfolio. We reported provisions for other than temporary impairments in the value of these assets of approximately $63 million in 2009 and $427 million in 2008, and losses from investment funds of $174 million in 2009.

Merger and convertible arbitrage trading securities were $549 million, or 4%, of our investment portfolio at December 31, 2009. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.

Investments in publicly traded real estate investment trusts, real estate investment funds and limited partnerships and loans receivable were $701 million, or 5%, of our investment portfolio at December 31, 2009. The values of our real estate related investments are subject to fluctuations based on changes in the economy in general and real estate valuations in particular. These investments have been subject to significant volatility as a result of the current conditions in the financial markets. In addition, our investments in real estate related assets are less liquid than our other investments.

Risks Relating to Purchasing Our Securities

We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.

As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as regulatory restrictions. During 2010, the maximum amount of dividends that can be paid without regulatory approval is approximately $384 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or pay dividends.

We are subject to certain provisions that may have the effect of hindering, delaying or preventing third party takeovers, which may prevent our stockholders from receiving premium prices for their shares in an unsolicited takeover and make it more difficult for third parties to replace our current management.

Provisions of our Restated Certificate of Incorporation and By-Laws, as well as state insurance statutes, may hinder, delay or prevent unsolicited acquisitions or changes of our control. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management without the concurrence of our board of directors.

These provisions include:

•	our classified board of directors and the ability of our board to increase its size and to appoint directors to fill newly created directorships;

•	the requirement that 80% of our stockholders must approve mergers and other transactions between us and the holder of 5% or more of our shares, unless the transaction was approved by our board of directors prior to such holder’s acquisition of 5% of our shares;

•	the need for advance notice in order to raise business or make nominations at stockholders’ meetings; and

•	state insurance statutes that restrict the acquisition of control (generally defined as 10% of the outstanding shares, though 5% in Alabama and certain other jurisdictions) of an insurance company without regulatory approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2009, the Company had aggregate office space of 2,503,125 square feet, of which 934,141 were owned and 1,568,984 were leased.

Rental expense was approximately $28,067,000, $23,802,000 and $21,438,000 for 2009, 2008 and 2007, respectively. Future minimum lease payments (without provision for sublease income) are $26,574,000 in 2010, $21,979,000 in 2011 and $65,349,000 thereafter.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range		Dividends Declared
	High	Low	per Share

2009:
Fourth Quarter	$26.15	$23.30	$0.06
Third Quarter	26.26	20.82	0.06
Second Quarter	25.18	21.05	0.06
First Quarter	31.07	18.59	0.06
2008:
Fourth Quarter	$31.21	$16.62	$0.06
Third Quarter	29.34	20.39	0.06
Second Quarter	29.02	24.01	0.06
First Quarter	31.26	26.39	0.05

The closing price of the common stock on February 19, 2010 as reported on the New York Stock Exchange was $25.56 per share. The approximate number of record holders of the common stock on February 19, 2010 was 484.

Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2009 and the remaining number of shares authorized for purchase by the Company during such period.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs	Programs(1)

October 2009	—	—	—	10,000,000
November 2009	1,079,601	24.46	1,079,601	8,920,399
December 2009	3,666,530	24.24	3,533,417	5,386,982

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization of 10,000,000 shares that was approved by the Board of Directors on August 3, 2009. The Company’s repurchase authorization was increased by 10,000,000 shares by its Board of Directors on February 8, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share data)

Net premiums written	$3,730,095	$4,033,899	$4,575,989	$4,818,993	$4,604,574
Net premiums earned	3,805,849	4,289,580	4,663,701	4,692,622	4,460,935
Net investment income	552,561	537,033	634,386	549,030	385,417
Income (losses) from investment funds	(173,553)	(3,553)	38,274	37,145	18,545
Insurance service fees	93,245	102,856	97,689	104,812	110,697
Net investment gains (losses)	(38,408)	(356,931)	49,696	9,648	17,209
Revenues from wholly-owned investees	189,347	137,280	102,846	—	—
Total revenues	4,431,178	4,708,808	5,588,397	5,394,831	4,996,839
Interest expense	87,989	84,623	88,996	92,522	85,926
Income before income taxes	382,230	326,322	1,092,392	988,645	770,537
Income tax expense	(73,150)	(44,919)	(323,070)	(286,398)	(222,521)
Noncontrolling interests	(23)	(262)	(3,083)	(2,729)	(3,124)
Net income to common stockholders	309,057	281,141	766,239	699,518	544,892
Data per common share:
Net income per basic share	1.93	1.68	4.05	3.65	2.86
Net income per diluted share	1.86	1.62	3.90	3.46	2.72
Stockholders’ equity	22.97	18.87	19.92	17.30	13.42
Cash dividends declared	0.24	0.23	0.20	0.16	0.12
Weighted average shares outstanding:
Basic	160,357	166,956	188,981	191,809	190,533
Diluted	166,574	173,454	196,698	201,961	200,426
Investments	$13,050,238	$11,143,281	$11,956,717	$11,172,684	$9,866,389
Total assets	17,328,596	16,121,158	16,820,005	15,656,489	13,896,287
Reserves for losses
and loss expenses	9,071,671	8,999,596	8,678,034	7,784,269	6,711,760
Junior subordinated debentures		249,584	249,375	241,953	450,634
	249,793
Senior notes and other debt		1,021,869	1,121,793	869,187	967,818
	1,345,481
Common stockholders’ equity	3,596,067	3,046,319	3,592,368	3,335,159	2,567,077

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which will be contained in the registrant’s 2009 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information under “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which will be contained in the registrant’s 2009 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant which will be contained in the registrant’s 2009 Annual Report to Stockholders (attached hereto as Exhibit 13) are incorporated herein by reference.

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

(b)	Management’s Report On Internal Control Over Financial Reporting

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. See pages 27 and 28 of Exhibit 13 of this Form 10-K for management’s report and the related report as to the Company’s internal control over financial reporting by KPMG LLP, an independent registered public accounting firm.

(c)	Change In Internal Control

During the quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated herein by reference.

(b)	Security ownership of management

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated herein by reference.

(c)	Changes in control

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated herein by reference.

TEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements, together with the reports on the financial statements and the effectiveness of internal control over financial reporting of KPMG LLP, appear in the Company’s 2009 Annual Report to Stockholders (attached hereto as Exhibit 13) and are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2009 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the financial statements listed below should be read in conjunction with the financial statements in such 2009 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

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

February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley William R. Berkley	Chairman of the Board and Chief Executive Officer Principal executive officer	February 26, 2010

/s/ W. Robert Berkley, Jr. W. Robert Berkley, Jr.	President, Chief Operating Officer and Director	February 26, 2010

/s/ Ronald E. Blaylock Ronald E. Blaylock	Director	February 26, 2010

/s/ Mark E. Brockbank Mark E. Brockbank	Director	February 26, 2010

/s/ George G. Daly George G. Daly	Director	February 26, 2010

/s/ Mary C. Farrell Mary C. Farrell	Director	February 26, 2010

/s/ Rodney A. Hawes, Jr. Rodney A. Hawes, Jr.	Director	February 26, 2010

/s/ Jack H. Nusbaum Jack H. Nusbaum	Director	February 26, 2010

/s/ Mark L. Shapiro Mark L. Shapiro	Director	February 26, 2010

/s/ Eugene G. Ballard Eugene G. Ballard	Senior Vice President and Chief Financial Officer Principal financial officer and principal accounting officer	February 26, 2010

ITEM 15.	(b) EXHIBITS

Number

(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).
(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly report on Form 10-Q (File No. 1-15202) filed with the Commission on August 5, 2004).
(3.3)	Amendment, dated May 16, 2006, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 17, 2006).
(3.4)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).
(4.1)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).
(4.2)	First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, a trustees, relating to $200,000,000 principal amount of the Company’s 5.875% Senior Notes due 2013, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form (File No. 1-15202) filed with the Commission of March 31, 2003).
(4.3)	Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 14, 2003).
(4.4)	Third Supplemental Indenture, dated as of August 24, 2004, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 6.150% Senior Notes due 2019, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).
(4.5)	Fourth Supplemental Indenture, dated as of May 9, 2005, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q (File No. 1-15200) filed with the Commission on August 2, 2005).
(4.6)	Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.25% Senior Notes due 2037, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 1, 2007).
(4.7)	Sixth Supplemental Indenture, dated as of September 14, 2009, between the Company and The Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company’s 7.375% Senior Notes due 2019, including form of the Notes as Exhibit A.
(4.8)	Amended and Restated Trust Agreement of W. R. Berkley Capital Trust II, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.9)	Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.10)	Supplemental Indenture No. 1 to the Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005, relating to 6.750% Subordinated Debentures Due 2045 (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

Number

(4.11)	Preferred Securities Guarantee Agreement between W. R. Berkley Corporation, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee, dated as of July 26, 2005, relating to W. R. Berkley Capital Trust II (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.12)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.
(10.1)	W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).
(10.2)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).
(10.3)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).
(10.4)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).
(10.5)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).
(10.6)	W. R. Berkley Corporation 2007 Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2006 Proxy Statement (File No. 1-15202) filed with the Commission on April 18, 2006).
(10.7)	W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Annex B from the Company’s 2004 Proxy Statement (File No. 1-15202) filed with the Commission on April 12, 2004).
(10.8)	W. R. Berkley Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s 2009 Proxy Statement (File No. 1-15202) filed with the Commission on April 17, 2009).
(10.9)	Form of Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).
(10.10)	Form of 2008 Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 13, 2008).
(10.11)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2009 Proxy Statement (File No. 1-15202) filed with the Commission on April 17, 2009).
(10.12)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 17, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).
(13)	Portions of the 2009 Annual Report to Stockholders of W. R. Berkley Corporation that are incorporated by reference in this Report on Form 10-K.
(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

Number

(21)	Following is a list of the Company’s significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

		Percentage
	Jurisdiction of	owned
	Incorporation	by the Company(1)

Berkley International, LLC(2)	New York	100%
Berkley Surety Group, Inc.	Delaware	100%
Clermont Specialty Managers, Ltd.	New Jersey	100%
J/I Holding Corporation:	Delaware	100%
Admiral Insurance Company:	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc.(3)	Delaware	100%
W. R. Berkley London Finance, Limited	United Kingdom	100%
W. R. Berkley London Holdings, Limited	United Kingdom	100%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	100%
Carolina Casualty Insurance Company	Iowa	100%
Nautilus Insurance Company:	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Management Services, Inc.	North Carolina	100%
Monitor Liability Managers, Inc.	Delaware	100%
Signet Star Holdings, Inc.:	Delaware	100%
Berkley Insurance Company	Delaware	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	New Hampshire	100%
Berkley National Insurance Company	Iowa	100%
CGH Insurance Group, Inc	Alabama	100%
American Mining Insurance Company, Inc.	Alabama	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Iowa	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company:	Delaware	100%
Berkley Risk Administrators Company, LLC	Minnesota	100%
Preferred Employers Insurance Company	California	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%
Facultative ReSources, Inc.	Connecticut	100%

1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent is indicated by an indentation, and its percentage ownership is as indicated in this column.

2)	Berkley International, LLC is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (2%), Admiral Insurance Company (35%), Berkley Regional Insurance Company (14%), Nautilus Insurance Company (14%) and Berkley Insurance Company (35%).

3)	Held by Admiral Insurance Company (66.67%) and Berkley Insurance Company (33.33%)

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
W. R. Berkley Corporation:

Under date of February 26, 2010, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, as contained in the 2009 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 2009 Annual Report on Form 10-K for the year 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
February 26, 2010

Schedule II

W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2009	2008
	(Amounts in thousands)

Cash and cash equivalents	$117,648	$131,423
Fixed maturity securities available for sale at fair value (cost $303,203 and $25,454 in 2009 and 2008, respectively)	302,898	26,352
Equity securities available for sale, at fair value (cost $0 in 2009 and 2008)	97,525	44,491
Investment in affiliate	—	2,089
Investments in subsidiaries	4,748,256	4,104,009
Deferred Federal income taxes	202,159	339,452
Current Federal income taxes	—	85,804
Real estate, furniture and equipment at cost, less accumulated depreciation	6,063	6,459
Other assets	2,769	2,251

Total assets	$5,477,318	$4,742,330

Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$143,917	$324,330
Other liabilities	149,275	111,188
Current Federal income taxes	28,707	—
Junior subordinated debentures	242,580	242,372
Senior notes	1,316,772	1,018,121

Total liabilities	1,881,251	1,696,011

Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	926,359	920,241
Retained earnings (including accumulated undistributed net income of subsidiaries of $2,936,834 and $2,691,464 in 2009 and 2008, respectively)	3,785,187	3,514,531
Accumulated other comprehensive income (loss)	163,207	(228,959)
Treasury stock, at cost	(1,325,710)	(1,206,518)

Total stockholders’ equity	3,596,067	3,046,319

Total liabilities and stockholders’ equity	$5,477,318	$4,742,330

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

Statements of Income (Parent Company)

	December 31,
	2009	2008	2007
	(Amounts in thousands)

Management fees and investment income including dividends from subsidiaries of $150,545, $568,634 and $612,296 for 2009, 2008 and 2007, respectively	$159,361	$580,969	$637,594
Net investment gains (losses)	20,961	(601)	(220)
Other income	206	382	180

Total revenues	180,528	580,750	637,554
Operating costs and expense	88,276	93,794	98,406
Interest expense	87,054	83,770	87,716

Income before federal income taxes	5,198	403,186	451,432

Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	117,133	140,108	347,018
Federal income tax expense on a consolidated return basis	(58,644)	(12,560)	(292,537)

Net benefit	58,489	127,548	54,481
Income before undistributed equity in net income (loss) of subsidiaries	63,687	530,734	505,913
Equity in undistributed net income (loss) of subsidiaries	245,370	(249,593)	260,326

Net income	$309,057	$281,141	$766,239

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

Statements of Income (Parent Company)

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Cash flows from operating activities:
Net income	$309,057	$281,141	$766,239
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(20,961)	601	220
Depreciation and amortization	2,279	2,488	2,324
Equity in undistributed (earnings) losses of subsidiaries	(245,370)	249,593	(260,326)
Tax payments received from subsidiaries	103,356	273,172	349,173
Federal income taxes provided by subsidiaries on a separate return basis	(117,133)	(140,108)	(347,018)
Stock incentive plans	24,078	23,991	20,836
Change in:
Federal income taxes	62,753	(149,139)	14,838
Other assets	(381)	(877)	101
Other liabilities	11,661	(23,310)	30,884
Accrued investment income	(137)	3,099	(3,299)
Other, net	(603)	691	(126)

Net cash from operating activities	128,599	521,342	573,846

Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	29,355	197,621	86,050
Proceeds from maturities and prepayments of fixed maturity securities	47,133	43,912	35,976
Proceeds from sales of equity securities	17,897	—	—
Cost of purchases of fixed maturity securities	(353,944)	(44,589)	(278,986)
Cost of purchases of equity securities	—	—	(726)
Investment in funds	5,204	(213)	(68,064)
Investments in and advances to subsidiaries, net	(29,179)	(44,771)	(46,051)
Change in balance due to security broker	14,483	—	—
Net additions to real estate, furniture & equipment	(224)	(263)	(1,927)
Other, net	1	780	255

Net cash from (used in) investing activities	(269,274)	152,477	(273,473)

Cash from (used in) financing activities:
Net proceeds from issuance of senior notes	297,461	—	246,644
Net proceeds from stock options exercised	5,426	14,806	25,676
Repayment of senior notes	—	(88,745)	—
Purchase of common treasury shares	(147,144)	(553,284)	(488,794)
Cash dividends to common stockholders	(28,843)	(46,978)	(36,284)
Other, net	—	7	(5)

Net cash from (used in) financing activities	126,900	(674,194)	(252,763)

Net increase (decrease) in cash and cash equivalents	(13,775)	(375)	47,610
Cash and cash equivalents at beginning of year	131,423	131,798	84,188

Cash and cash equivalents at end of year	$117,648	$131,423	$131,798

See note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

December 31, 2009

Note to Condensed Financial Statements (Parent Company)

The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2008 and 2007 financial statements as originally reported to conform them to the presentation of the 2009 financial statements.

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

Schedule III

W. R. Berkley Corporation and Subsidiaries

Supplementary Insurance Information
December 31, 2009, 2008 and 2007

					Net
					Investment
					Income and		Amortization
	Deferrred				Income (Loss)		of
	Policy	Reserve for			from		Deferred Policy	Other	Net
	Acquisition	Losses and	Unearned	Premiums	Investment	Loss and Loss	Acquisition	Operating Cost	Premiums
	Cost	Loss Expenses	Premiums	Earned	Funds	Expenses	Cost	and Expenses	Written
		(Amounts in thousands)

December 31, 2009
Specialty	$116,234	$3,210,479	$662,972	$1,354,355	$125,351	$838,894	$297,388	$126,078	$1,260,451
Regional	142,249	1,440,158	554,426	1,116,871	57,530	686,093	289,973	94,982	1,081,100
Alternative markets	34,443	2,221,488	287,031	597,932	83,719	378,961	89,432	137,415	589,637
Reinsurance	60,219	1,787,006	225,209	411,511	75,505	238,075	127,446	35,137	423,425
International	38,215	412,540	198,790	325,180	26,767	194,684	98,915	35,629	375,482
Corporate and adjustments	—	—	—	—	10,136	—	—	291,857	—

Total	$391,360	$9,071,671	$1,928,428	$3,805,849	$379,008	$2,336,707	$903,154	$721,098	$3,730,095

December 31, 2008
Specialty	$136,845	$3,177,194	$731,409	$1,618,915	$188,120	$972,729	$343,354	$119,301	$1,453,778
Regional	144,126	1,443,136	592,153	1,237,258	80,538	809,525	313,483	86,068	1,211,096
Alternative markets	35,281	2,140,839	305,177	626,858	105,674	393,004	90,475	146,264	622,185
Reinsurance	52,663	1,924,315	210,388	519,717	116,046	336,478	150,895	30,444	435,108
International	25,892	314,112	127,023	286,832	35,184	176,925	100,332	(8,186)	311,732
Corporate and adjustments	—	—	—	—	7,918	—	—	102,735	—

Total	$394,807	$8,999,596	$1,966,150	$4,289,580	$533,480	$2,688,661	$998,539	$476,626	$4,033,899

December 31, 2007
Specialty	$165,608	$3,044,134	$886,519	$1,772,547	$233,080	$1,015,176	$361,221	$112,699	$1,704,880
Regional	152,063	1,337,611	621,566	1,250,914	96,886	739,667	317,653	75,252	1,267,451
Alternative markets	35,325	1,994,569	315,676	651,909	125,698	385,837	90,096	150,886	656,369
Reinsurance	78,420	1,968,923	302,442	740,439	153,416	483,757	160,522	71,274	682,241
International	23,828	332,797	114,487	247,892	36,666	155,141	72,875	12,085	265,048
Corporate and adjustments	—	—	—	—	26,914	—	—	106,424	—

Total	$455,244	$8,678,034	$2,240,690	$4,663,701	$672,660	$2,779,578	$1,002,367	$528,620	$4,575,989

Schedule IV

W. R. Berkley Corporation and Subsidiaries

Reinsurance
Years ended December 31, 2009, 2008 and 2007

					Percentage
		Ceded	Assumed		of Amount
	Direct	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Amounts in thousands)

Year ended December 31, 2009:
Specialty	$1,443,728	$203,754	$20,477	$1,260,451	1.6%
Regional	1,217,365	148,686	12,421	1,081,100	1.1%
Alternative markets	567,767	75,112	96,982	589,637	16.4%
Reinsurance	8,638	32,543	447,330	423,425	105.6%
International	362,338	63,249	76,393	375,482	20.3%

Total	$3,599,836	$523,344	$653,603	$3,730,095	17.5%

Year ended December 31, 2008:
Specialty	$1,577,196	$136,557	$13,139	$1,453,778	0.9%
Regional	1,370,381	174,695	15,410	1,211,096	1.3%
Alternative markets	604,970	93,794	111,009	622,185	17.8%
Reinsurance	4,965	23,560	453,703	435,108	104.3%
International	340,976	57,621	28,377	311,732	9.1%

Total	$3,898,488	$486,227	$621,638	$4,033,899	15.4%

Year ended December 31, 2007:
Specialty	$1,796,620	$111,847	$20,107	$1,704,880	1.2%
Regional	1,422,015	173,626	19,062	1,267,451	1.5%
Alternative markets	645,680	101,916	112,605	656,369	17.2%
Reinsurance	4,633	49,992	727,600	682,241	106.6%
International	304,908	39,860	—	265,048	—

Total	$4,173,856	$477,241	$879,374	$4,575,989	19.2%

Schedule V

W. R. Berkley Corporation and Subsidiaries

Valuation and Qualifying Accounts
Years ended December 31, 2009, 2008 and 2007

		Additions-	Deduction-
	Opening	Charged to	Amounts	Ending
	Balance	Expense	Written Off	Balance
	(Amounts in thousands)

Year ended December 31, 2009:
Premiums and fees receivable	$18,423	$9,593	$(8,283)	$19,733
Due from reinsurers	4,895	—	(465)	4,430
Deferred federal and foreign income taxes	3,113	—	(887)	2,226
Loan loss reserves	735	13,112	—	13,847

Total	$27,166	$22,705	$(9,635)	$40,236

Year ended December 31, 2008:
Premiums and fees receivable	$18,252	$8,483	$(8,312)	$18,423
Due from reinsurers	2,859	2,036	—	4,895
Deferred federal and foreign income taxes	2,018	1,095	—	3,113
Loan loss reserves	671	64	—	735

Total	$23,800	$11,678	$(8,312)	$27,166

Year ended December 31, 2007:
Premiums and fees receivable	$20,458	$6,176	$(8,382)	$18,252
Due from reinsurers	2,531	328	—	2,859
Deferred federal and foreign income taxes	9,621	—	(7,603)	2,018
Loan loss reserves	621	50	—	671

Total	$33,231	$6,554	$(15,985)	$23,800

Schedule VI

W. R. Berkley Corporation and Subsidiaries

Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)

Deferred policy acquisition costs	$391,360	$394,807	$455,244
Reserves for losses and loss expenses	9,071,671	8,999,596	8,678,034
Unearned premium	1,928,428	1,966,150	2,240,690
Premiums earned	3,805,849	4,289,580	4,663,701
Net investment income	552,561	537,033	634,386
Losses and loss expenses incurred:
Current year	2,518,836	2,829,830	2,837,647
Prior years	(234,008)	(195,710)	(105,879)
Decrease in discount for prior years	51,866	54,494	46,808
Amortization of deferred policy acquisition costs	903,154	998,539	1,002,367
Paid losses and loss expenses	2,311,511	2,388,925	1,971,668
Net premiums written	3,730,095	4,033,899	4,575,989