Form 10-Q
period 2010-03-31
BERKLEY W R CORP
filed 2010-05-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Number of shares of common stock, $.20 par value, outstanding as of April 30, 2010: 152,937,981

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
W. R. Berkley Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$11,296,965	$11,299,197
Equity securities available for sale	412,305	401,367
Arbitrage trading account	472,125	465,783
Investment in arbitrage funds	84,084	83,420
Investment funds	429,591	418,880
Loans receivable	376,993	381,591

Total investments	13,072,063	13,050,238

Cash and cash equivalents	441,047	515,430
Premiums and fees receivable	1,080,691	1,047,976
Due from reinsurers	983,557	972,820
Accrued investment income	131,313	130,524
Prepaid reinsurance premiums	219,476	211,054
Deferred policy acquisition costs	402,680	391,360
Real estate, furniture and equipment	245,282	246,605
Deferred federal and foreign income taxes	128,659	190,450
Goodwill	109,399	107,131
Trading account receivable from brokers and clearing organizations	244,905	310,042
Due from broker	6,542	—
Current federal and foreign income taxes	4,799	—
Other assets	161,510	154,966

Total assets	$17,231,923	$17,328,596

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,072,061	$9,071,671
Unearned premiums	1,989,553	1,928,428
Due to reinsurers	204,576	208,045
Trading account securities sold but not yet purchased	82,826	143,885
Other liabilities	642,997	779,347
Junior subordinated debentures	242,631	249,793
Senior notes and other debt	1,345,463	1,345,481

Total liabilities	13,580,107	13,726,650

Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 153,188,227 and 156,552,355 shares	47,024	47,024
Additional paid-in capital	924,445	926,359
Retained earnings	3,894,608	3,785,187
Accumulated other comprehensive income	191,550	163,207
Treasury stock, at cost, 81,929,691 and 78,565,563 shares	(1,411,643)	(1,325,710)

Total common stockholders’ equity	3,645,984	3,596,067
Noncontrolling interests	5,832	5,879

Total equity	3,651,816	3,601,946

Total liabilities and equity	$17,231,923	$17,328,596

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2010	2009
Revenues:
Net premiums written	$983,950	$1,023,472
Change in net unearned premiums	(53,389)	(44,264)

Net premiums earned	930,561	979,208
Net investment income	138,843	138,216
Income (losses) from investment funds	4,718	(115,074)
Insurance service fees	21,485	26,583
Net investment gains (losses):
Net realized gains on investment sales	8,494	13,392
Other-than-temporary impairments	(2,582)	(110,200)

Net investment gains (losses)	5,912	(96,808)

Revenues from wholly-owned investees	51,576	30,903
Other income	452	593

Total revenues	1,153,547	963,621

Operating Costs and Expenses:
Losses and loss expenses	549,973	610,445
Other operating costs and expenses	367,967	357,347
Expenses from wholly-owned investees	48,974	29,954
Interest expense	26,041	20,224

Total operating costs and expenses	992,955	1,017,970

Income (loss) before income taxes	160,592	(54,349)
Income tax (expense) benefit	(41,811)	34,065

Net income (loss) before noncontrolling interests	118,781	(20,284)
Noncontrolling interests	(171)	(62)

Net income (loss) to common stockholders	$118,610	$(20,346)

Net Income (loss) per share:
Basic	$0.77	$(0.13)

Diluted	$0.74	$(0.13)

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2010	2009
Common stock:
Beginning and end of period	$47,024	$47,024
Stock issued	—	—

End of period	$47,024	$47,024

Additional paid in capital:
Beginning of period	$926,359	$920,241
Stock options exercised and restricted units issued including tax benefit	(7,283)	(1,446)
Restricted stock units expensed	5,369	6,117
Stock options expensed	0	3

End of period	$924,445	$924,915

Retained earnings:
Beginning of period	$3,785,187	$3,514,531
Net income (loss) to common stockholders	118,610	(20,346)
Dividends	(9,189)	(9,598)

End of period	3,894,608	3,484,587

Accumulated other comprehensive income (loss):
Unrealized investment gains (losses):
Beginning of period	$219,394	$(142,216)
Unrealized gains on securities not other-than-temporarily impaired	39,601	90,192
Unrealized gains on other-than-temporarily impaired securities	462	0

End of period	259,457	(52,024)

Currency translation adjustments:
Beginning of period	(40,371)	(72,475)
Net change in period	(12,279)	(7,872)

End of period	(52,650)	(80,347)

Net pension asset:
Beginning of period	(15,816)	(14,268)
Net change in period	559	491

End of period	(15,257)	(13,777)

Total accumulated other comprehensive income (loss)	$191,550	$(146,148)

Treasury stock:
Beginning of period	$(1,325,710)	$(1,206,518)
Stock exercised/vested	9,806	2,587
Stock repurchased	(95,739)	(31,842)

End of period	$(1,411,643)	$(1,235,773)

Noncontrolling interests:
Beginning of period	$5,879	$5,361
Distributions	$(224)	$(90)
Net income	171	62
Other comprehensive income, net of tax	6	19

End of period	$5,832	$5,352

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Net income (loss) before noncontrolling interests	$118,781	$(20,284)
Other comprehensive income (loss):

Change in unrealized foreign exchange gains (losses)	(12,279)	(7,872)

Unrealized holding gains on investment securities arising during the period, net of taxes	43,912	27,367
Reclassification adjustment for net investment gains (losses) included in net income (loss), net of taxes	(3,843)	62,844
Change in unrecognized pension obligation, net of taxes	559	491

Other comprehensive income	28,349	82,830

Comprehensive income	147,130	62,546

Comprehensive income to the noncontrolling interests	(177)	(81)

Comprehensive income to common stockholders	$146,953	$62,465

See accompanying notes to interim consolidated financial statements.

W. R Berkley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Cash from operating activities:
Net income (loss) to common stockholders	$118,610	$(20,346)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net investment (gains) losses	(5,912)	96,808
Depreciation and amortization	20,528	23,259
Noncontrolling interests	171	62
Undistributed income and losses from investment funds	3,185	115,283
Stock incentive plans	5,379	6,144
Change in:
Securities trading account	(6,342)	(96,685)
Investment in arbitrage funds	(664)	(6,605)
Trading account receivable from brokers and clearing organizations	65,137	3,906
Trading account securities sold but not yet purchased	(61,059)	21,028
Premiums and fees receivable	(35,977)	(74,900)
Due from reinsurers	41,380	(27,765)
Accrued investment income	(974)	7,845
Prepaid reinsurance premiums	20,414	(10,184)
Deferred policy acquisition costs	(13,112)	(1,747)
Deferred income taxes	39,902	(66,755)
Other assets	(8,298)	(834)
Reserves for losses and loss expenses	(33,601)	49,985
Unearned premiums	36,950	52,321
Due to reinsurers	(242)	1,313
Other liabilities	(128,316)	(50,573)

Net cash from operating activities	57,159	21,560

Cash flows used in investing activities:
Proceeds from sales, excluding trading account:
Fixed maturity securities	420,272	570,940
Equity securities	3,109	15,505
Distributions from investment funds	8,368	1,686
Proceeds from maturities and prepayments of fixed maturity securities	312,811	323,879
Cost of purchases, excluding trading account:
Fixed maturity securities	(704,775)	(1,228,381)
Equity securities	(10,381)	(17,506)
Contributions to investment funds	(18,890)	(16,030)
Change in loans receivable	2,380	(3,968)
Net additions to real estate, furniture and equipment	(10,864)	(4,236)
Change in balances due to (from) security brokers	(12,154)	66,647
Other, net	—	(5)

Net cash used in investing activities	(10,124)	(291,469)

Cash flows used in financing activities:
Purchase of common treasury shares	(95,739)	(31,842)
Cash dividends to common stockholders	(18,747)	(9,598)
Bank deposits received	10,333	10,922
Repayments to federal home loan bank	(7,500)	(2,785)
Net proceeds from stock options exercised	2,504	971
Repayment of debt	(7,572)	(167)
Other, net	(28)	(90)

Net cash used in financing activities	(116,749)	(32,589)

Net impact on cash due to change in foreign exchange rates	(4,669)	(6,270)

Net decrease in cash and cash equivalents	(74,383)	(308,768)
Cash and cash equivalents at beginning of year	515,430	1,134,835

Cash and cash equivalents at end of period	$441,047	$826,067

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)
(1) GENERAL
     The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Reclassifications have been made in the 2009 financial statements as originally reported to conform to the presentation of the 2010 financial statements.
     The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
(2) PER SHARE DATA
     The Company presents both basic and diluted net income (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.
     The weighted average number of common shares used in the computation of basic and diluted earnings (loss) per share was as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Basic	153,445	161,090
Diluted (1)	159,771	161,090

(1)	For the three months ended March 31, 2009, the anti-dilutive effects of 7,001 potential common shares outstanding were excluded from the outstanding diluted shares due to a net loss for that period.
(3) STATEMENTS OF CASH FLOW
     Interest payments were $41,007,000 and $29,829,000 in the three months ended March 31, 2010 and 2009, respectively. Income taxes paid were $31,856,000 and $8,934,000 in the three months ended March 31, 2010 and 2009, respectively.

(4) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that: (i) eliminates the concept of qualifying “special-purpose entity” (“SPE”); (ii) alters the requirement for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations. This guidance is effective for fiscal periods beginning after November 15, 2009. The adoption of this guidance did not impact our financial condition or results of operations.
     In December 2009, the FASB issued guidance requiring the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity: (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE. This guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition or results of operations.
     In January 2010, the FASB issued guidance that requires additional disclosures regarding fair value measurements. The guidance requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, reasons for any transfers in or out of Level 3 and separate information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. Portions of the guidance are effective for interim and annual reporting periods beginning after December 15, 2009, and the remaining guidance is effective for interim and annual reporting periods beginning after December 15, 2010.

(5) INVESTMENTS IN FIXED MATURITY SECURITIES
     At March 31, 2010 and December 31, 2009, investments in fixed maturity securities were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	Losses	Value	Value
March 31, 2010
Held to maturity:
State and municipal	$71,115	$6,515	$(378)	$77,252	$71,115
Residential mortgage-backed	42,325	3,336	—	45,661	42,325
Corporate	4,994	20	—	5,014	4,994

Total held to maturity	118,434	9,871	(378)	127,927	118,434

Available for sale:
U.S. government and government agency	1,636,235	47,017	(3,319)	1,679,933	1,679,933
State and municipal (1)	5,534,618	233,103	(27,220)	5,740,501	5,740,501
Mortgage-backed securities:
Residential (2)	1,400,649	42,268	(26,824)	1,416,093	1,416,093
Commercial	47,359	0	(8,504)	38,855	38,855
Corporate	1,846,200	70,634	(32,952)	1,883,882	1,883,882
Foreign	408,202	12,029	(964)	419,267	419,267

Total available for sale	10,873,263	405,051	(99,783)	11,178,531	11,178,531

Total investment in fixed maturity securities	$10,991,697	$414,922	$(100,161)	$11,306,458	$11,296,965

December 31, 2009
Held to maturity:
State and municipal	$70,847	$6,778	$(739)	$76,886	$70,847
Residential mortgage-backed	44,318	2,984	—	47,302	44,318
Corporate	4,994	—	(13)	4,981	4,994

Total held to maturity	120,159	9,762	(752)	129,169	120,159

Available for sale:
U.S. government and government agency	1,677,579	40,358	(3,784)	1,714,153	1,714,153
State and municipal (1)	5,551,632	238,271	(41,048)	5,748,855	5,748,855
Mortgage-backed securities:
Residential (2)	1,537,331	38,229	(44,343)	1,531,217	1,531,217
Commercial	47,292	—	(12,069)	35,223	35,223
Corporate	1,719,874	59,082	(35,574)	1,743,382	1,743,382
Foreign	394,711	12,323	(826)	406,208	406,208

Total available for sale	10,928,419	388,263	(137,644)	11,179,038	11,179,038

Total investment in fixed maturity securities	$11,048,578	$398,025	$(138,396)	$11,308,207	$11,299,197

(1)	Gross unrealized losses for state and municipal securities include $372,000 and $340,000 as of March 31, 2010 and December 31, 2009, respectively, related to the non-credit portion of other than temporary impairments (“OTTI”) recognized in other comprehensive income.

(2)	Gross unrealized losses for residential mortgage-backed securities include $4,343,000 and $5,085,000 as of March 31, 2010 and December 31, 2009, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.

     The amortized cost and fair value of fixed maturity securities at March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$614,550	$621,347
Due after one year through five years	2,799,561	2,916,998
Due after five years through ten years	3,061,681	3,199,209
Due after ten years	3,025,572	3,068,295
Mortgage-backed securities	1,490,333	1,500,609

Total	$10,991,697	$11,306,458

     At March 31, 2010, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.
(6) INVESTMENTS IN EQUITY SECURITIES AVAILABLE FOR SALE
     At March 31, 2010 and December 31, 2009, investments in equity securities available for sale were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	Losses	Value	Value
March 31, 2010
Common stocks	$27,237	$91,235	$(1,247)	$117,225	$117,225
Preferred stocks	293,160	11,648	(9,728)	295,080	295,080

Total	$320,397	$102,883	$(10,975)	$412,305	$412,305

December 31, 2009
Common stocks	$27,237	$97,554	$(5,731)	$119,060	$119,060
Preferred stocks	285,490	9,745	(12,928)	282,307	282,307

Total	$312,727	$107,299	$(18,659)	$401,367	$401,367

(7) ARBITRAGE TRADING ACCOUNT AND ARBITRAGE FUNDS
     The fair value and carrying value of the arbitrage trading account and arbitrage funds and related assets and liabilities were as follows:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Arbitrage trading account	$472,125	$465,783
Investment in arbitrage funds	84,084	83,420

Related assets and liabilities:
Receivables from brokers	244,905	310,042
Securities sold but not yet purchased	(82,826)	(143,885)

(8) NET INVESTMENT INCOME
     Net investment income consists of the following:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009
Investment income earned on:
Fixed maturity securities, including cash	$125,068	$122,387
Equity securities available for sale	3,365	6,064
Arbritage trading account (a)	11,223	10,661

Gross investment income	139,656	139,112
Investment expense	(813)	(896)

Net investment income	$138,843	$138,216

(a)	Investment income earned from trading account activity includes net unrealized trading gains of $2,207,000 and $1,672,000 in the three months ended March 31, 2010 and 2009, respectively.
(9) INVESTMENT FUNDS
     Investment funds include the following:

	Carrying Value		Income (Losses)
	as of		from Investment Funds
	March 31,	December 31,	For the three months ended March 31,
(Dollars in thousands)	2010	2009	2010	2009
Real estate	$196,007	$193,178	$(6,346)	$(98,508)
Energy	116,611	106,213	13,717	(14,691)
Other	116,973	119,489	(2,653)	(1,875)

Total	$429,591	$418,880	$4,718	$(115,074)

(10) LOANS RECEIVABLE
     The amortized cost of loans receivable was $377 million and $382 million at March 31, 2010 and December 31, 2009, respectively. Amortized cost is net of a valuation allowance of $16.4 million and $13.8 million, respectively. For the three months ended March 31, 2010, the Company increased its valuation allowance by $2.6 million. The ten largest loans have an aggregate amortized cost of $296 million and an aggregate fair value of $216 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and January 2013. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%), with properties located primarily in New York City, California, Hawaii, Boston and Philadelphia.

(11) REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)
     Realized and unrealized investment gains (losses) are as follows:

	For The Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009
Realized investment gains (losses):
Fixed maturity securities:
Gains	$9,508	$14,701
Losses	(1,093)	(1,051)
Equity securities available for sale	154	(1,119)
Sale of investment funds	(75)	861
Provision for other than temporary impairments (1)	(2,582)	(110,200)

Total net investment gains (losses)	5,912	(96,808)
Income taxes	(2,069)	33,964

	$3,843	$(62,844)

Change in unrealized gains (losses) of available for sales securities:
Fixed maturity securities	$54,036	$156,241
Less non-credit portion of OTTI recognized in other comprehensive income	710	—
Equity securities available for sale	3,268	(14,394)
Investment funds	3,657	(2,171)
Cash and cash equivalents	(1)	(34)

Total change in unrealized gains (losses)	61,670	139,642
Income taxes	(21,601)	(49,431)
Noncontrolling interests	(6)	(19)

	$40,063	$90,192

(1)	Includes change in valuation allowance for loans receivable of $2.6 million for the three months ended March 31, 2010.

(12) SECURITIES IN AN UNREALIZED LOSS POSITION
     The following table summarizes all securities in an unrealized loss position at March 31, 2010 and December 31, 2009 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

March 31, 2010
U.S. government and agency	$222,661	$3,211	$7,185	$108	$229,846	$3,319
State and municipal	467,379	6,070	285,951	21,528	753,330	27,598
Mortgage-backed securities	197,516	4,116	221,096	31,212	418,612	35,328
Corporate	302,731	12,117	139,641	20,835	442,372	32,952
Foreign	122,924	964	—	—	122,924	964

Fixed maturity securities	1,313,211	26,478	653,873	73,683	1,967,084	100,161
Common stocks	—	—	8,791	1,247	8,791	1,247
Preferred stocks	63,110	1,013	145,739	8,715	208,849	9,728
Equity securities	63,110	1,013	154,530	9,962	217,640	10,975

Total	$1,376,321	$27,491	$808,403	$83,645	$2,184,724	$111,136

December 31, 2009
U.S. government and agency	$389,745	$3,653	$7,361	$131	$397,106	$3,784
State and municipal	376,914	12,971	443,666	28,816	820,580	41,787
Mortgage-backed securities	306,840	12,719	260,519	43,693	567,359	56,412
Corporate	194,690	13,958	172,656	21,629	367,346	35,587
Foreign	81,368	826	—	—	81,368	826

Fixed maturity securities	1,349,557	44,127	884,202	94,269	2,233,759	138,396
Common stocks	19,948	5,731	—	—	19,948	5,731
Preferred stocks	9,951	76	163,985	12,852	173,936	12,928

Equity securities	29,899	5,807	163,985	12,852	193,884	18,659

Total	$1,379,456	$49,934	$1,048,187	$107,121	$2,427,643	$157,055

     Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2010 is presented in the table below (dollars in thousands):

	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	6	$69,085	$14,164
Corporate	9	38,561	5,181
State and municipal	4	29,875	3,940
Foreign bonds	7	16,779	290
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	29,230	7,770

Total	27	$183,530	$31,345

(1)	This investment is secured by 99 properties comprising approximately 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2011 can be extended at the borrower’s option through February 2012 provided that there is no continuing default. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be below the current market values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be OTTI.

     For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. The table below provides a roll-forward of the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

For the Three
Months Ended
(Dollars in thousands)	March 31, 2010
Beginning balance of amounts related to credit losses	$5,661
Additions for amounts related to credit losses	—

Ending balance of amounts related to credit losses	$5,661

     The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default on financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI.
     Preferred Stocks — At March 31, 2010, there were 28 preferred stocks in an unrealized loss position, with an aggregate fair value of $209 million and a gross unrealized loss of $10 million. None of the securities had an unrealized loss of greater than 20%. Three of these securities (with an aggregate fair value of $67 million and an aggregate unrealized loss of $1 million) are rated non-investment grade. The Company does not consider any of these securities to be OTTI.
     Common Stocks — At March 31, 2010, the Company owned one common stock in an unrealized loss position with an aggregate fair value of $9 million and an aggregate unrealized loss of $1 million. The Company does not consider this investment to be OTTI.
     Loans Receivable — The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, a valuation reserve is established with a charge to net realized capital losses. Loans receivable are reported net of a valuation reserve of $16 million and $14 million at March 31, 2010 and December 31, 2009, respectively.
(13) FAIR VALUE MEASUREMENTS
     The Company’s fixed maturity and equity securities available for sale and its trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available.
     Because many fixed maturity securities do not trade on a daily basis, the Company utilizes pricing models and processes which may include benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Market inputs used to evaluate securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Quoted prices are often unavailable for recently issued securities, securities that are infrequently traded or securities that are only traded in private transactions. For publicly traded securities for which quoted prices are unavailable, the Company determines fair value based on independent broker quotations and other observable market data. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial projections, credit quality and business developments of the issuer and other relevant information.

     The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of March 31, 2010 and December 31, 2009 by level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2010
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,679,933	$—	$1,679,933	$—
State and municipal	5,740,501	—	5,740,501	—
Mortgage-backed securities	1,454,948	—	1,454,948	—
Corporate	1,883,882	—	1,798,444	85,438
Foreign	419,267	—	419,267	—

Total fixed maturity securities available for sale	11,178,531	—	11,093,093	85,438

Equity securities available for sale:
Common stocks	117,225	16,062	99,604	1,559
Preferred stocks	295,080	—	231,970	63,110

Total equity securities available for sale	412,305	16,062	331,574	64,669

Arbitrage trading account	472,125	471,772	—	353

Total	$12,062,961	$487,834	$11,424,667	$150,460

Liabilities:
Securities sold but not yet purchased	$82,826	$82,826	$—	$—

December 31, 2009
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,714,153	$—	$1,714,153	$—
State and municipal	5,748,855	—	5,748,855	—
Mortgage-backed securities	1,566,440	—	1,540,540	25,900
Corporate	1,743,382	—	1,653,222	90,160
Foreign	406,208	—	406,208	—

Total fixed maturity securities available for sale	11,179,038	—	11,062,978	116,060

Equity securities available for sale:
Common stocks	119,060	11,295	106,206	1,559
Preferred stocks	282,307	—	227,594	54,713

Total equity securities available for sale	401,367	11,295	333,800	56,272

Arbitrage trading account	465,783	465,430	—	353

Total	$12,046,188	$476,725	$11,396,778	$172,685

Liabilities:
Securities sold but not yet purchased	$143,885	$143,885	$—	$—

     There were no transfers between Levels 1 or 2 during the three months ended March 31, 2010.

     The following tables summarize changes in Level 3 assets for the three months ended March 31, 2010:

		Gains (Losses) Included in:
			Other	Purchases
	Beginning		Comprehensive	(Sales)	Transfers	Ending
(Dollars in thousands)	Balance	Earnings	Income	Maturities	In/(Out)	Balance

For the Three Months Ended March 31, 2010
Fixed maturity securities available for sale:
Mortgage-backed securities	$25,900	$—	$—	$—	$(25,900)	$—
Corporate	90,160	174	(121)	(4,775)	—	85,438

Total	116,060	174	(121)	(4,775)	(25,900)	85,438

Equity securities available for sale:
Common stocks	1,559	—	—	—	—	1,559
Preferred stocks	54,713	—	(1,981)	10,378	—	63,110

Total	56,272	—	(1,981)	10,378	—	64,669

Arbitrage trading account	353	—	—	—	—	353

Total	$172,685	$174	$(2,102)	$5,603	$(25,900)	$150,460

     The transfer of a mortgage-backed security from Level 3 in the three months ended March 31, 2010 was based upon the availability of broker dealer quotations, as the Company was able to obtain quotations from third party broker dealers as of March 31, 2010.
(14) REINSURANCE
     The following is a summary of reinsurance financial information:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009
Written premiums:
Direct	$938,324	$941,726
Assumed	187,796	206,516
Ceded	(142,170)	(124,770)

Total net written premiums	$983,950	$1,023,472

Earned premiums:
Direct	$905,343	$932,200
Assumed	159,386	162,314
Ceded	(134,168)	(115,306)

Total net earned premiums	$930,561	$979,208

Ceded losses incurred	$91,407	$77,283

     The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $4 million as of March 31, 2010 and December 31, 2009, respectively.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009:

	2010		2009
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,296,965	$11,306,458	$11,299,197	$13,308,207
Equity securities available for sale	412,305	412,305	401,367	401,367
Arbitrage trading account	472,125	472,125	465,783	465,783
Investment in arbitrage funds	84,084	84,084	83,420	83,420
Loans receivable	376,993	301,482	381,591	285,122
Cash and cash equivalents	441,047	441,047	515,430	515,430
Trading accounts receivable from brokers and clearing organizations	244,905	244,905	310,042	310,042
Due from broker	6,542	6,542	—	—
Liabilities:
Trading account securities sold but not yet purchased	82,826	82,826	143,885	143,885
Due to broker	—	—	5,612	5,612
Junior subordinated debentures	242,631	245,500	249,793	242,217
Senior notes and other debt	1,345,463	1,402,829	1,345,481	1,386,802
     The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques, as described in note 13 above. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics. The fair value of the senior notes and other debt and the junior subordinated debentures is based on spreads for similar securities.
(16) RESTRICTED STOCK UNITS
     Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. During the three months ended March 31, 2010, the Company issued 686,500 RSUs at a fair value of $18 million.
(17) INDUSTRY SEGMENTS
     The Company’s operations are presently conducted in five segments of the insurance business: specialty, regional, alternative markets, reinsurance and international.
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
     Our international segment offers personal and commercial property casualty insurance in South America, commercial insurance in the United Kingdom, Continental Europe and Canada and reinsurance in Australia and Southeast Asia.
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

	Revenues
		Investment			Pre-Tax	Net
	Earned	Income and			Income	Income
(dollars in thousands)	Premiums	Funds	Other	Total	(Loss)	(Loss)
For the the three months ended March 31, 2010:
Specialty	$312,953	$49,234	$798	$362,985	$75,670	$55,153
Regional	263,669	22,941	927	287,537	41,964	30,057
Alternative markets	154,785	32,847	19,763	207,395	50,985	37,121
Reinsurance	99,558	28,593	—	128,151	34,420	25,838
International	99,596	7,097	—	106,693	373	3,653
Corporate, other and eliminations	—	2,849	52,025	54,874	(48,732)	(37,055)
Net investment gains	—	—	5,912	5,912	5,912	3,843

Consolidated	$930,561	$143,561	$79,425	$1,153,547	$160,592	$118,610

For the the three months ended March 31, 2009:
Specialty	$357,928	$3,985	$894	$362,807	$27,744	$22,131
Regional	285,616	1,737	1,081	288,434	18,365	13,723
Alternative markets	151,993	5,180	24,611	181,784	30,434	25,108
Reinsurance	105,623	2,346	—	107,969	2,999	4,362
International	78,048	8,001	—	86,049	6,168	3,579
Corporate, other and eliminations	—	1,893	31,493	33,386	(43,251)	(26,405)
Net investment losses	—	—	(96,808)	(96,808)	(96,808)	(62,844)

Consolidated	$979,208	$23,142	$(38,729)	$963,621	$(54,349)	$(20,346)

     Identifiable assets by segment are as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Specialty	$5,598,433	$5,589,666
Regional	2,735,731	2,741,269
Alternative markets	3,723,461	3,643,214
Reinsurance	3,165,116	3,142,017
International	1,158,260	1,118,994
Corporate, other and eliminations (1)	850,922	1,093,436

Consolidated	$17,231,923	$17,328,596

(1)	Corporate, other and eliminations represent corporate revenues and expenses, net investment gains and losses and other items that are not allocated to business segments.

     Net premiums earned by major line of business are as follows:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009
Specialty

Premises operations	$87,940	$125,100
Property	50,779	48,282
Professional liability	46,595	40,426
Products liability	38,787	39,081
Commercial automobile	35,981	54,392
Other	52,871	50,647

Total specialty	312,953	357,928

Regional

Commercial multiple peril	96,070	105,176
Commercial automobile	75,965	83,336
Workers’ compensation	52,971	57,946
Other	38,663	39,158

Total regional	263,669	285,616

Alternative Markets

Primary workers’ compensation	62,918	60,336
Excess workers’ compensation	58,328	66,448
Other	33,539	25,209

Total alternative markets	154,785	151,993

Reinsurance

Casualty	71,923	91,162
Property	27,635	14,461

Total reinsurance	99,558	105,623

International	99,596	78,048

Total	$930,561	$979,208

(18) COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES
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

SAFE HARBOR STATEMENT
     This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as ‘believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2010 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, merger arbitrage and private equity investments; the impact of significant competition; the impact of the economic downturn, and any legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007; the ability of our reinsurers to pay reinsurance recoverables owed to us; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to business practices in the insurance industry; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain qualified employees; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2010 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in five business segments: specialty, regional, alternative markets, reinsurance and international. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
          The profitability of the Company’s insurance business is affected primarily by the adequacy of premium rates. The ultimate adequacy of premium rates is not known with certainty at the time a property casualty insurance policy is issued because premiums are determined before claims are reported. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and other disasters, regulatory measures and court decisions that define and change the extent of coverage and the effects of economic inflation on the amount of compensation for injuries or losses. General insurance prices are also influenced by available insurance capacity, i.e., the level of policyholders’ surplus employed in the industry, and the industry’s willingness to deploy that capital.
          Increased competition in the industry in recent years and the impact of the economic downturn have put pressure on pricing and terms and conditions. As property casualty insurance became more competitive, insurance rates decreased across most business lines from 2005 through 2008. Although this trend began to moderate in 2009, current market price levels for many lines of business are well below the prices required for the Company to achieve its return objectives and accordingly the Company has experienced declines in written premiums. Price changes are reflected in the Company’s results over time as premiums are earned.
          The Company’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates and the credit quality and duration of the securities. The Company also invests in equity securities, including those of financial institutions, merger arbitrage, private equity investments and real estate related investments.
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
          Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for incurred but not reported losses (less IBNR is required for lines with short reporting lags). As a result, loss reserves for lines with short reporting lags are likely to have less variation from initial loss estimates. For lines with short reporting lags, which include commercial automobile, primary workers’ compensation, other liability (claims-made) and property business, the key assumption is the loss emergence pattern used to project ultimate loss estimates from known losses paid or reported to date. For lines of business with long reporting lags, which include other liability (occurrence), products liability, excess workers’ compensation and liability reinsurance, the key assumption is the expected loss ratio since there is often little paid or incurred loss data to consider. Historically, the Company has experienced less variation from its initial loss estimates for lines of businesses with short reporting lags than for lines of business with long reporting lags.
          The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our loss estimate for claims occurring in 2009 (dollars in thousands):

	Frequency (+/-)
Severity (+/-)	1%	5%	10%

1%	50,629	152,390	279,592
5%	152,390	258,182	390,422
10%	279,592	390,422	528,958

          Our net reserves for losses and loss expenses of $8.1 billion as of March 31, 2010 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
          Approximately $1.7 billion, or 21%, of the Company’s net loss reserves as of March 31, 2010 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

          Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	2010	2009

Specialty	$2,944,207	$2,972,562
Regional	1,331,144	1,341,451
Alternative markets	1,809,015	1,771,114
Reinsurance	1,661,924	1,699,052
International	372,580	363,603

Net reserves for losses and loss expenses	8,118,870	8,147,782
Ceded reserves for losses and loss expenses	953,191	923,889

Gross reserves for losses and loss expenses	$9,072,061	$9,071,671

          Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	Reported Case	Not Incurred But
	Reserves	Reported	Total

March 31, 2010
General liability	$846,633	$2,139,121	$2,985,754
Workers’ compensation	1,103,586	1,038,034	2,141,620
Commercial automobile	374,981	194,222	569,203
International	155,898	216,682	372,580
Other	149,213	238,576	387,789

Total primary	2,630,311	3,826,635	6,456,946
Reinsurance	666,382	995,542	1,661,924

Total	$3,296,693	$4,822,177	$8,118,870

December 31, 2009
General liability	$845,889	$2,159,611	$3,005,500
Workers’ compensation	1,094,800	1,019,552	2,114,352
Commercial automobile	393,534	196,060	589,594
International	145,807	217,796	363,603
Other	143,336	232,345	375,681

Total primary	2,623,366	3,825,364	6,448,730
Reinsurance	688,593	1,010,459	1,699,052

Total	$3,311,959	$4,835,823	$8,147,782

          The following table presents favorable development in our estimate of claims occurring in prior years for the three months ended March 31 (dollars in thousands):

	2010	2009
Specialty	$25,223	$17,545
Regional	20,068	9,974
Alternative markets	5,073	16,280
Reinsurance	21,515	6,808
International	2,623	3,677

Total development	74,502	54,284

Premium offsets (1)
Specialty	(109)	—
Alternative markets	(703)	—
Reinsurance	(11,722)	—

Net development	$61,968	$54,284

(1)	Represents portion of favorable reserve development that was offset by a reduction in earned premiums.
          For the three months ended March 31, 2010, estimates for claims occurring in prior years decreased by $75 million, before premium offsets, and by $62 million, net of premium offsets. On an accident year basis, the change in prior year reserves for 2010 is comprised of an increase in estimates for claims occurring in accident years 2000 and prior of $7 million and a decrease in estimates for claims occurring in accident years 2001 through 2009 of $82 million. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
          Specialty — The majority of the favorable reserve development for the specialty segment during calendar years 2010 and 2009 was associated with excess and surplus (“E&S”) business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than those that are charged in the “standard” market. The favorable development for the E&S business was primarily caused by claim frequency trends that were lower than the trends that had been assumed in the reserve estimates made as of December 31, 2008 and 2009. This resulted in favorable reserve development in 2009 and 2010 as those assumptions were revised. One reason for the lower than expected number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was greater than expected at the time reserves were initially established. The favorable E&S development was partially offset by adverse development in commercial transportation. For 2010, favorable reserve development was primarily attributable to accident years 2005 through 2008. For 2009, favorable reserve development was primarily attributable to accident years 2004 through 2007.
          Regional — Approximately half of the favorable reserve development for the regional segment during 2010 was associated with commercial automobile business. This favorable automobile reserve development resulted from lower than anticipated claim frequency in 2009 and the first three months of 2010. The Company believes the lower claim frequency was related in part to a reduction in miles driven by insured vehicles as a result of the economic downturn. The remainder of the favorable reserve development in 2010 was related to other liability and commercial property business.
          Reinsurance — Estimates for claims occurring in prior years decreased by $10 million, net of premium offsets, in 2010. The majority of the favorable development for the reinsurance segment during 2010 was related to the Company’s participation in a Lloyds of London syndicate. The favorable development resulted from a re-evaluation of the syndicate’s loss reserves for underwriting years 2008 through 2009 in connection with its annual year-end review of loss reserves that was completed in the first quarter of 2010.

          Loss Reserve Discount — The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.7%. As of March 31, 2010, the aggregate blended discount rates ranged from 2.7% to 6.5%, with a weighted average discount rate of 4.4%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $888 million and $877 million as of March 31, 2010 and December 31, 2009, respectively.
          Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $57 million and $53 million at March 31, 2010 and December 31, 2009, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
          Other-Than-Temporary Impairments (OTTI) of Investments.
          The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. An other-than- temporary decline is considered to occur in investments where there has been a sustained reduction in market value and where the Company does not expect the fair value to recover prior to the time of sale or maturity. Since equity securities do not have a contractual cash flow or maturity, the Company considers whether the price of an equity security is expected to recover within a reasonable period of time.
          The Company classifies its fixed maturity securities and preferred stocks by credit rating, primarily based on ratings assigned by credit rating agencies. For purposes of classifying securities with different ratings, the Company uses the lower rating if two ratings were assigned and the middle rating if three ratings were assigned, unless the Company’s own analysis indicates that the lower rating is more appropriate. Securities that are not rated by a rating agency are evaluated and classified by the Company on a case-by-case basis. Unrated securities with an aggregate fair value of $10 million were classified as investment grade at March 31, 2010.
          Fixed Maturity Securities — For securities that we intend to sell or, more likely than not, would be required to sell, a decline in value below amortized cost is considered to be OTTI. The amount of OTTI is equal to the difference between amortized cost and fair value at the balance sheet date. For securities that we do not intend to sell or expect to be required to sell, a decline in value below amortized cost is considered to be an OTTI if we do not expect to recover the entire amortized cost basis of a security (i.e., the present value of cash flows expected to be collected is less than the amortized cost basis of the security).
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
          Impairment assessments for structured securities, including mortgage-backed securities and asset-backed securities, collateralized debt obligations and corporate debt, are generally evaluated based on the performance of the underlying collateral under various economic and default scenarios that may involve subjective judgments and estimates by management. Modeling these securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, if any, the ability of the issuer to make scheduled payments, historical performance and other relevant economic and performance factors. If an OTTI determination is made, a discounted cash flow analysis is used to ascertain the amount of the credit impairment.

          The following table provides a summary of all fixed maturity securities as of March 31, 2010 by the length of time those securities have been continuously in an unrealized loss position (dollars in thousands):

	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss

Unrealized loss less than 20% of amortized cost	223	$1,869,142	$64,458
Unrealized loss of 20% or greater:
Less than twelve months	—	—	—
Twelve months and longer	9	97,942	35,703

Total	232	$1,967,084	$100,161

          A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2010 is presented in the table below (dollars in thousands):

	Number of	Aggregate	Unrealized
	Securities	Fair Value	Loss

Unrealized loss less than $5 million:
Mortgage-backed securities	6	$69,085	$14,164
Corporate	9	38,561	5,181
State and municipal	4	29,875	3,940
Foreign bonds	7	16,779	290
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	29,230	7,770

Total	27	$183,530	$31,345

(1)	This investment is secured by 99 properties comprising approximately 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2011 can be extended at the borrower’s option through February 2012 provided that there is no continuing default. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be below the current market values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be OTTI.
          The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default on financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI.
          Preferred Stocks — At March 31, 2010, there were 28 preferred stocks in an unrealized loss position, with an aggregate fair value of $209 million and a gross unrealized loss of $10 million. None of the securities had an unrealized loss of greater than 20%. Three of these securities (with an aggregate fair value of $67 million and an aggregate unrealized loss of $1 million) are rated non-investment grade. The Company does not consider any of these securities to be OTTI.
          Common Stocks — At March 31, 2010, the Company owned one common stock in an unrealized loss position with an aggregate fair value of $9 million and an aggregate unrealized loss of $1 million. The Company does not consider this investment to be OTTI.
          Loans Receivable — The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, a valuation reserve is established with a charge to net realized capital losses. Loans receivable are reported net of a valuation reserve of $16 million and $14 million at March 31, 2010 and December 31, 2009, respectively.

Fair Value Measurements.
          The Company’s fixed maturity and equity securities available for sale and its trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of the vast majority of the Company’s portfolio is based on observable data (other than quoted prices) and, accordingly, is classified as Level 2.
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
The following table summarizes pricing methods for fixed maturity securities available for sale as of March 31, 2010 (dollars in thousands):

	Carrying	Percent
	Value	of Total
Pricing source:
Independent pricing services	$10,639,358	95.2%
Syndicate manager	122,488	1.1%
Directly by the Company based on:
Observable data	316,247	2.8%
Par value	16,250	0.1%
Cash flow model	84,188	0.8%

Total	$11,178,531	100.0%

          Independent pricing services — The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company conducts interviews with the pricing services to gain an understanding of how different types of securities are priced. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2010, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.

          Syndicate manager – The Company has a 15% participation in a Lloyd’s syndicate, and the Company’s share of the securities owned by the syndicate is priced by the syndicate’s manager. The majority of the securities are liquid, short duration fixed maturity securities. The Company reviews the syndicate manager’s pricing methodology and audited financial statements and holds discussions with the syndicate manager as necessary to confirm its understanding and agreement with security prices. Based upon the Company’s review of the methodologies used by the syndicate manager, these securities were classified as Level 2.
          Observable data – If independent pricing is not available, the Company prices the securities directly. Prices are based on observable market data where available, including current trading levels for similar securities and non-binding quotations from brokers. The Company generally requests two or more quotes. If more than one quote is received, the Company sets a price within the range of quotes received based on its assessment of the credibility of the quote and its own evaluation of the security. The Company generally does not adjust quotes obtained from brokers. Since these securities were priced based on observable data, they were classified as Level 2.
          Par value – Bonds that can be put to the issuer at par in the near-term are priced at par provided there are no significant concerns with the issuer’s ability to repay. These securities were classified as Level 2.
          Cash flow model – If the above methodologies are not available, the Company prices securities using a discounted cash flow model based upon assumptions as to prevailing credit spreads, interest rates and interest rate volatility, time to maturity and subordination levels. Discount rates are adjusted to reflect illiquidity where appropriate. These securities were classified as Level 3.

Results of Operations for the Three Months Ended March 31, 2010 and 2009
Business Segment Results
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined GAAP ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2010 and 2009. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended March 31,
(dollars in thousands)	2010	2009

Specialty
Gross premiums written	$342,932	$364,894
Net premiums written	301,928	322,557
Premiums earned	312,953	357,928
Loss ratio	57.9%	62.8%
Expense ratio	33.6%	30.7%
GAAP combined ratio	91.5%	93.5%

Regional
Gross premiums written	$302,641	$322,801
Net premiums written	272,032	282,035
Premiums earned	263,669	285,616
Loss ratio	57.2%	61.0%
Expense ratio	35.5%	33.1%
GAAP combined ratio	92.7%	94.1%

Alternative Markets
Gross premiums written	$241,351	$248,874
Net premiums written	210,405	225,715
Premiums earned	154,785	151,993
Loss ratio	64.6%	62.2%
Expense ratio	25.5%	24.1%
GAAP combined ratio	90.1%	86.3%

Reinsurance
Gross premiums written	$106,369	$107,856
Net premiums written	98,771	100,833
Premiums earned	99,558	105,623
Loss ratio	50.4%	63.4%
Expense ratio	43.8%	35.6%
GAAP combined ratio	94.2%	99.0%

International
Gross premiums written	$132,827	$103,817
Net premiums written	100,814	92,332
Premiums earned	99,596	78,048
Loss ratio	67.9%	64.1%
Expense ratio	43.6%	37.6%
GAAP combined ratio	111.5%	101.7%

Consolidated
Gross premiums written	$1,126,120	$1,148,242
Net premiums written	983,950	1,023,472
Premiums earned	930,561	979,208
Loss ratio	59.1%	62.3%
Expense ratio	35.0%	31.4%
GAAP combined ratio	94.1%	93.7%

          Net Income (Loss) to Common Stockholders. The following table presents the Company’s net income (loss) to common stockholders and net income (loss) per diluted share for the three months ended March 31, 2010 and 2009 (amounts in thousands, except per share data):

	2010	2009

Net income (loss) to common stockholders	$118,610	$(20,346)
Weighted average diluted shares	159,771	161,090
Net income (loss) per diluted share	$0.74	$(0.13)

          The Company reported net income of $119 million in 2010 compared to a loss of $20 million in 2009. The increase in net income is primarily due to improved investment results. Income from investment funds (which are recorded on a one quarter lag) was $5 million in 2010 compared with a loss of $115 million in 2009. Other than temporary investment impairments were $3 million in 2010 compared with $110 million in 2009. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010 and 2009.
          Premiums Written. Gross premiums written were $1,126 million in 2010, down 2% from 2009. The decrease in gross premiums is the result of lower overall economic activity and less new business production, partially offset by higher premiums for recently started operating units (companies that began operations since 2006). Approximately 80% of business expiring in 2010 was renewed, and the average price of policies renewed in 2010 was unchanged from the same period in 2009. Gross premiums for companies that began operations since 2006 were up 38% to $166 million in 2010 from $120 million in 2009, and comprised 15% of our gross premiums written in the quarter.
     Increased competition in the industry in recent years and the impact of the economic downturn have put pressure on pricing and terms and conditions. As property casualty insurance became more competitive, insurance rates decreased across most business lines from 2005 through 2008. Although this trend began to moderate in 2009, current market price levels for many lines of business are well below the prices required for the Company to achieve its return objectives. In particular, commercial automobile and products liability in the specialty segment and excess workers compensation business in the alternative markets segment experienced significant declines in gross written premiums in the three months ended March 31, 2010. A summary of gross premiums written in 2010 compared with 2009 by line of business within each business segment follows:
•	Specialty gross premiums decreased by 6% to $343 million in 2010 from $365 million in 2009. Gross premiums written decreased 36% for commercial automobile, 28% for products liability and 7% for premises operations. Gross premiums written increased 6% for property lines and 4% for professional liability.

•	Regional gross premiums decreased by 6% to $303 million in 2010 from $323 million in 2009. Gross premiums written decreased 5% for commercial automobile, 3% for workers’ compensation and 4% for commercial multiple perils. Gross premiums include assigned risk premiums, which are fully reinsured, of $10 million in 2010 and $21 million in 2009.

•	Alternative markets gross premiums decreased by 3% to $241 million in 2010 from $249 million in 2009. Gross premiums written decreased 20% for excess workers’ compensation and 2% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $17 million in 2010 and $6 million in 2009.

•	Reinsurance gross premiums decreased by 1% to $106 million in 2010 from $108 million in 2009. Casualty gross premiums written decreased 14% to $75 million due to return premiums on experience rated reinsurance contracts (where premiums are adjusted over time based on the level of loss activity). Property gross premiums written increased 52% to $32 million due to two new non-catastrophe exposed property treaties.

•	International gross premiums increased by 28% to $133 million in 2010 from $104 million in 2009. The increase is primarily due to an increase in business written in South America and to business written by our new operating units in Lloyd’s, Canada and our Norway branch of Europe. These increases were partially offset by a decline in premiums written in Korea.

          Ceded reinsurance premiums as a percentage of gross written premiums increased to 12.6% in 2010 from 10.9% in 2009. The increase was primarily due to ceded premiums for recently started operating units, which have a higher ceded premium percentage than mature operating units. Net premiums written were $984 million in 2010, down 4% from 2009.
          Net Premiums Earned. Premiums earned decreased 5% to $931 million in 2010 from $979 million in 2009. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2010 are related to business written during both 2010 and 2009. The 5% decrease in 2010 earned premiums reflects the underlying decline in net premiums written in 2009 and 2010.
          Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2010 and 2009 (dollars in thousands):

			Average Annualized
	Amount		Yield
	2010	2009	2010	2009

Fixed maturity securities, including cash	$125,068	$122,387	4.2%	4.3%
Arbitrage trading account and funds	11,223	10,661	6.3%	12.6%
Equity securities available for sale	3,365	6,064	4.3%	6.3%

Gross investment income	139,656	139,112	4.3%	4.6%
Investment expenses	(813)	(896)

Total	$138,843	$138,216	4.3%	4.5%

          Net investment income increased 1% to $139 million in 2010 from $138 million in 2009. The increase in investment income is due to an increase in average invested assets, partially offset by a decline in the yield for the arbitrage account. Average invested assets, at cost (including cash and cash equivalents) were $12.9 billion in 2010 and $12.2 billion in 2009.
          Income (Losses) from Investment Funds. Following is a summary of income (losses) from investment funds (which are recorded on a one-quarter lag) for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	2010	2009

Real estate funds	$(6,346)	$(98,508)
Energy funds	13,717	(14,691)
Other funds	(2,653)	(1,875)

Total	$4,718	$(115,074)

          Income from investment funds was $5 million in 2010 compared to a loss of $115 million in 2009, primarily as a result of lower losses from real estate funds. The real estate funds, which had an aggregate carrying value of $196 million at March 31, 2010, invest in commercial loans and securities as well as direct property ownership. In 2009, asset values were impacted by general deterioration of real estate fundamentals coupled with the absence of a refinancing market and an increase in non-performing assets. Although these conditions have moderated, a large number of real estate projects remain over-leveraged and face near-term refinancing pressure. The energy funds reported income of $14 million in 2010 due to an increase in the fair value of energy related investments held by the funds.
          Insurance Service Fees. Insurance service fees consists of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage as well as brokerage services. Service fees decreased to $21 million in 2010 from $27 million in 2009 due to a decline in fees received for administering assigned risk plans as a result of a decrease in workers’ compensation premiums by those plans.
          Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $8 million in 2010 compared with $13 million in 2009.
          Other-Than-Temporary Impairments. Other-than-temporary impairments were $3 million in 2010 compared with $110 million in 2009. The impairment charge in 2009 was primarily related to debt and preferred stock of major financial institutions that experienced adverse credit events and ratings downgrades during the period, including write-downs of debt issued by Thornburg Mortgage, Inc. and preferred stock issued by Citibank and Bank of America.

          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $52 million in 2010 compared with $31 million in 2009. These revenues were derived from aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2010 and 2009 revenues are not comparable since the Company acquired one of its aviation companies in June 2009.
          Losses and Loss Expenses. Losses and loss expenses decreased to $550 million in 2010 from $610 million in 2009 due to lower earned premiums. The consolidated loss ratio was 59.1% in 2010 compared with 62.3% in 2009. Weather-related losses were $15 million in 2010 compared with $9 million in 2009. Losses from the earthquake in Chile were $8 million in 2010. Favorable prior year reserve development, net of related premium adjustments, was $62 million in 2010 and $54 million in 2009. A summary of loss ratios in 2010 compared with 2009 by business segment follows:
•	Specialty’s loss ratio decreased to 57.9% in 2010 from 62.8% in 2009 due to an increase in favorable reserve development. Net favorable prior year development, net of related premium adjustments, was $25 million in 2010 compared with $17 million in 2009.

•	Regional’s loss ratio decreased to 57.2% in 2010 from 61.0% in 2009 due to increase in favorable reserve development, partially offset by weather-related storm losses. Weather-related losses were $15 million in 2010 compared with $9 million in 2009. Net favorable prior year development was $20 million in 2010 compared with $10 million in 2009.

•	Alternative markets’ loss ratio increased to 64.6% in 2010 from 62.2% in 2009 due to a decrease in favorable reserve development partially offset by the use of higher discount rates used to discount excess workers’ compensation reserves. Net favorable prior year reserve development, net of related premium adjustments, was $4 million in 2010 compared with $16 million in 2009.

•	Reinsurance’s loss ratio decreased to 50.4% in 2010 from 63.4% in 2009 due to lower loss ratios for several large property treaties and to an increase in favorable reserve development. Net favorable prior year development, net of related premium adjustments, was $10 million in 2010 compared with $7 million in 2009. Losses from the earthquake in Chile in 2010 were $4 million.

•	International’s loss ratio increased to 67.9% in 2010 from 64.1% in 2009 due primarily to the Chilean earthquake. Net favorable prior year development was $3 million in 2010 compared with $4 million in 2009.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	2010	2009

Underwriting expenses	$325,603	$307,956
Service expenses	18,544	22,057
Net foreign currency (gains) losses	(5,027)	532
Other costs and expenses	28,847	26,802

Total	$367,967	$357,347

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 35.0% in 2010 from 31.4% in 2009 primarily due to the decline in earned premiums, higher commission rates for certain reinsurance contracts and higher expenses related to recently started business operations. Recently started business operations have a relatively higher expense ratio due to their early stage of development, particularly in our international segment.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 16% to $19 million due to lower employment costs and lower direct cost associated with the lower assigned risk business revenues.
          Net foreign currency (gains) losses result from transactions denominated in a currency other than the operating unit’s functional currency. The gain in 2010 was primarily attributable to foreign operating units holding assets denominated in U.S. dollars.
          Other costs and expenses, which represent corporate expenses, increased 8% to $29 million due to an increase in general and administrative costs, including employment costs.

          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $49 million in 2010 compared to $30 million in 2009. These expenses represent costs associated with aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2010 and 2009 expenses are not comparable since the Company acquired one of its aviation companies in June 2009.
          Interest Expense. Interest expense increased 29% to $26 million due to the issuance of $300 million of 7.375% senior notes in September 2009.
          Income Taxes. The effective income tax rate was an expense of 26% in 2010 as compared to a benefit of 63% in 2009. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. The tax exempt investment income is a greater portion of the 2009 pre-tax loss and as such had a larger impact to the effective tax rate for 2009.
Investments
          As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes adequate to meet payment obligations. The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations. The average duration of its portfolio increased from 3.6 years at December 31, 2009 to 3.7 years at March 31, 2010. The Company’s investment portfolio and investment-related assets as of March 31, 2010 were as follows (dollars in thousands):

	Cost	Carrying Value
Fixed maturity securities:
U.S. government and government agencies	$1,636,235	$1,679,933
State and municipal	5,605,733	5,811,616
Mortgage-backed securities:
Agency	1,048,214	1,083,929
Residential-Prime	322,912	307,452
Residential-Alt A	71,848	67,037
Commercial	47,359	38,855

Total mortgage-backed securities	1,490,333	1,497,273

Corporate:
Industrial	813,788	857,250
Financial	666,854	662,738
Utilities	186,042	192,765
Asset-backed	77,463	67,432
Other	99,436	101,089
Government agency	7,611	7,602

Total corporate	1,851,194	1,888,876

Foreign government and foreign government agencies	408,202	419,267

Total fixed maturity securities	10,991,697	11,296,965

Equity securities available for sale:
Preferred stocks:
Financial	110,048	111,091
Real estate	130,212	131,657
Utilities	52,900	52,332

Total preferred stocks	293,160	295,080

Common stocks	27,237	117,225

Total equity securities available for sale	320,397	412,305

Arbitrage trading account	472,125	472,125
Investment in arbitrage funds	84,084	84,084
Investment funds	427,094	429,591
Loans receivable	376,993	376,993

Total investments	$12,672,390	$13,072,063

          Fixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At March 31, 2010 (as compared to December 31, 2009), the fixed maturity securities portfolio mix was as follows: state and municipal securities were 51% (52% in 2009); corporate securities were 17% (15% in 2009); U.S. government securities were 15% (15% in 2009); mortgage-backed securities were 13% (14% in 2009); and foreign government bonds were 4% (4% in 2009).
          The Company’s philosophy related to holding or selling fixed maturity securities is based on its objective of maximizing total return. The key factors that management considers in its investment decisions as to whether to hold or sell fixed maturity securities are its view of the underlying fundamentals of specific securities as well as its expectations regarding interest rates, credit spreads and currency values. In a period in which management expects interest rates to rise, the Company may sell longer duration securities in order to mitigate the impact of an interest rate rise on the fair value of the portfolio. Similarly, in a period in which management expects credit spreads to widen, the Company may sell lower quality securities, and in a period in which management expects certain foreign currencies to decline in value, the Company may sell securities denominated in those foreign currencies. The sale of fixed maturity securities in order to achieve the objective of maximizing total return may result in realized gains; however, there is no reason to expect these gains to continue in future periods.
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
          Investment Funds. At March 31, 2010 and December 31, 2009, the Company’s carrying value in investment funds was $430 million and $419 million, respectively, including investments in real estate funds of $196 million and $193 million, respectively, and investments in energy funds of $117 million and $106 million, respectively.
          Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $377 million and an aggregate fair value of $301 million at March 31, 2010. Amortized cost of these loans is net of a valuation allowance of $16 million as of March 31, 2010. The ten largest loans have an aggregate amortized cost of $296 million and an aggregate fair value of $216 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and January 2013. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%) located primarily in New York City, California, Hawaii, Boston and Philadelphia.
Liquidity and Capital Resources
          Cash Flow. Cash flow provided from operating activities was $57 million in 2010 and $22 million in 2009. The increase in cash flow from operating activities in 2010 was primarily due to cash transfer to the arbitrage trading accounts in 2009, which are included in cash flow from operations under U. S. generally accepted accounting principles. Cash transfers to the arbitrage trading account were $70 million in 2009.

          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed maturity securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 86% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2010. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
          Financing Activity.
           During the first three months of 2010, the Company repurchased 3,846,120 shares of its common stock for $95 million. In March 2010, the Company repaid $7.2 million of its junior subordinated debentures.
          At March 31, 2010, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,588 million and a face amount of $1,605 million. The maturities of the outstanding debt are $150 million in 2010, $2 million in 2011, $24 million in 2012, $201 million in 2013, $200 million in 2015, $450 million in 2019, $77 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
          At March 31, 2010, equity was $3.7 billion and total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $5.2 billion. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 30% at March 31, 2010 and 31% at December 31, 2009.
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
          The duration of the investment portfolio was 3.7 years at March 31, 2010 and 3.6 years at December 31, 2009. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2009.

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
          Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
          There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Set forth below is a summary of the shares repurchased by the Company during the quarter and the number of shares remaining authorized for purchase by the Company.

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average price	purchased as part of	yet be purchased
	shares	paid per	publicly announced plans	under the plans or
	purchased	share	or programs	programs (1)
January 2010	3,863,726	$24.78	3,846,120	1,540,862
February 2010	—	—	—	11,540,862
March 2010	—	—	—	11,540,862

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization approved by the board of directors on February 8, 2010.

Item 6. Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: May 7, 2010	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: May 7, 2010	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President — Chief Financial Officer