Form 10-Q
period 2010-06-30
BERKLEY W R CORP
filed 2010-08-06
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $.20 par value, outstanding as of July 30, 2010: 148,431,958

TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2010	December 31,
	(Unaudited)	2009

Assets
Investments:
Fixed maturity securities	$11,147,752	$11,299,197
Equity securities available for sale	357,229	401,367
Arbitrage trading account	498,368	465,783
Investment in arbitrage funds	58,564	83,420
Investment funds	421,394	418,880
Loans receivable	373,605	381,591

Total investments	12,856,912	13,050,238

Cash and cash equivalents	781,463	515,430
Premiums and fees receivable	1,112,760	1,047,976
Due from reinsurers	1,062,726	972,820
Accrued investment income	134,745	130,524
Prepaid reinsurance premiums	235,736	211,054
Deferred policy acquisition costs	409,837	391,360
Real estate, furniture and equipment	245,003	246,605
Deferred federal and foreign income taxes	117,228	190,450
Goodwill	107,132	107,131
Trading account receivables from brokers and clearing organizations	183,175	310,042
Current federal and foreign income taxes	6,068	—
Other assets	164,141	154,966

Total assets	$17,416,926	$17,328,596

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,109,638	$9,071,671
Unearned premiums	2,009,298	1,928,428
Due to reinsurers	220,086	208,045
Trading account securities sold but not yet purchased	48,836	143,885
Other liabilities	754,975	779,347
Junior subordinated debentures	242,682	249,793
Senior notes and other debt	1,342,601	1,345,481

Total liabilities	13,728,116	13,726,650

Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 148,421,425 and 156,552,355 shares	47,024	47,024
Additional paid-in capital	926,406	926,359
Retained earnings	3,994,366	3,785,187
Accumulated other comprehensive income	256,386	163,207
Treasury stock, at cost, 86,696,493 and 78,565,563 shares	(1,541,820)	(1,325,710)

Total stockholders’ equity	3,682,362	3,596,067
Noncontrolling interests	6,448	5,879

Total equity	3,688,810	3,601,946

Total liabilities and equity	$17,416,926	$17,328,596

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

REVENUES:
Net premiums written	$961,354	$908,912	$1,945,304	$1,932,384
Change in net unearned premiums	(13,226)	42,260	(66,615)	(2,004)

Net premiums earned	948,128	951,172	1,878,689	1,930,380
Net investment income	128,191	132,135	267,034	270,351
Income (losses) from investment funds	1,540	(37,821)	6,258	(152,895)
Insurance service fees	20,390	25,257	41,875	51,840
Net investment gains (losses):
Net realized gains on investment sales	11,534	49,224	20,028	62,616
Other-than-temporary impairments	—	(23,932)	(2,582)	(134,132)
Less investment impairments recognized in other comprehensive income	—	8,604	—	8,604

Net investment gains (losses)	11,534	33,896	17,446	(62,912)

Revenues from wholly-owned investees	52,929	49,942	104,505	80,845
Other income	356	517	808	1,110

Total revenues	1,163,068	1,155,098	2,316,615	2,118,719

OPERATING COSTS AND EXPENSES:
Losses and loss expenses	570,475	597,267	1,120,448	1,207,712
Other operating costs and expenses	370,823	365,514	738,790	722,861
Expenses from wholly-owned investees	49,934	46,791	98,908	76,745
Interest expense	26,014	20,213	52,055	40,437

Total operating costs and expenses	1,017,246	1,029,785	2,010,201	2,047,755

Income before income taxes	145,822	125,313	306,414	70,964
Income tax (expense) benefit	(35,598)	(27,881)	(77,409)	6,184

Net income before noncontrolling interests	110,224	97,432	229,005	77,148
Noncontrolling interests	(17)	(45)	(188)	(107)

Net income to common stockholders	$110,207	$97,387	$228,817	$77,041

NET INCOME PER SHARE:
Basic	$0.73	$0.61	$1.50	$0.48
Diluted	$0.70	$0.59	$1.44	$0.46

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2010	2009

COMMON STOCK:

Beginning and end of period	$47,024	$47,024

ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$926,359	$920,241
Stock options exercised and restricted units issued including tax benefit	(11,168)	(1,692)
Restricted stock units expensed	11,017	12,038
Stock options expensed	—	6
Stock issued to directors	198	75

End of period	$926,406	$930,668

RETAINED EARNINGS:
Beginning of period	$3,785,187	$3,514,531
Net income to common stockholders	228,817	77,041
Dividends	(19,638)	(19,200)

End of period	$3,994,366	$3,572,372

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized investment gains (losses):
Beginning of period	$219,394	$(142,216)
Unrealized gains on securities not other-than-temporarily impaired	108,305	179,189
Unrealized gains on other-than-temporarily impaired securities	974	(5,593)

End of period	328,673	31,380

Currency translation adjustments:
Beginning of period	(40,371)	(72,475)
Net change in period	(17,220)	29,055

End of period	(57,591)	(43,420)

Net pension asset:
Beginning of period	(15,816)	(14,268)
Net change in period	1,120	983

End of period	(14,696)	(13,285)

Total accumulated other comprehensive income (loss)	$256,386	$(25,325)

TREASURY STOCK:
Beginning of period	$(1,325,710)	$(1,206,518)
Stock exercised/vested	15,058	3,551
Stock repurchased	(231,704)	(31,842)
Stock issued to directors	536	342

End of period	$(1,541,820)	$(1,234,467)

NONCONTROLLING INTERESTS:
Beginning of period	$5,879	$5,361
Contribution/(distributions)	373	(82)
Net income	188	107
Other comprehensive income, net of tax	8	41

End of period	$6,448	$5,427

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income before noncontrolling interests	$110,224	$97,432	$229,005	$77,148
Other comprehensive income:
Change in unrealized foreign exchange gains (losses)	(4,941)	36,927	(17,220)	29,055
Unrealized holding gains on investment securities arising during the period, net of taxes	76,667	105,467	120,579	132,834
Reclassification adjustment for net investment gains (losses) included in net income, net of taxes	(7,449)	(22,041)	(11,292)	40,803
Change in unrecognized pension obligation, net of taxes	561	492	1,120	983

Other comprehensive income	64,838	120,845	93,187	203,675

Comprehensive income	175,062	218,277	322,192	280,823

Comprehensive income to the noncontrolling interests	(19)	(67)	(196)	(148)

Comprehensive income to common stockholders	$175,043	$218,210	$321,996	$280,675

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2010	2009

CASH FROM (USED IN) OPERATING ACTIVITIES:
Net income to common stockholders	$228,817	$77,041
Adjustments to reconcile net income to net cash from (used in) operating activities:
Net investment (gains) losses	(17,446)	62,912
Depreciation and amortization	42,468	47,827
Noncontrolling interests	188	107
Undistributed income and losses from investment funds	22,197	153,506
Stock incentive plans	12,367	12,664
Change in:
Securities trading account	(32,585)	(425,327)
Investment in arbitrage funds	24,856	(8,576)
Trading account receivables from brokers and clearing organizations	126,867	(3,094)
Trading account securities sold but not yet purchased	(95,049)	133,450
Premiums and fees receivable	(69,028)	(53,417)
Due from reinsurers	(41,365)	(9,104)
Accrued investment income	(4,531)	(1,797)
Prepaid reinsurance premiums	10,697	(39,186)
Deferred policy acquisition costs	(19,793)	(4,717)
Deferred income taxes	14,195	(25,901)
Other assets	(12,191)	1,096
Reserves for losses and loss expenses	5,748	53,958
Unearned premiums	53,049	37,547
Due to reinsurers	13,845	38,571
Other liabilities	(76,636)	(56,792)

Net cash from (used in) operating activities	186,670	(9,232)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,016,514	1,230,406
Equity securities	64,962	119,589
Distributions from investment funds	37,235	2,876
Proceeds from maturities and prepayments of fixed maturity securities	628,898	640,685
Cost of purchases, excluding trading account:
Fixed maturity securities	(1,341,503)	(2,389,311)
Equity securities	(31,262)	(17,506)
Contributions to investment funds	(60,675)	(38,355)
Change in loans receivable	6,161	(6,589)
Net additions to real estate, furniture and equipment	(20,307)	(11,857)
Change in balances due to security brokers	55,446	145,065
Payment for business purchased, net of cash acquired	—	(33,162)

Net cash from (used in) investing activities	355,469	(358,159)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Purchase of common treasury shares	(231,704)	(31,842)
Cash dividends to common stockholders	(29,196)	(19,200)
Bank deposits received	9,715	15,352
Repayments to federal home loan bank	(7,500)	(3,035)
Net proceeds from stock options exercised	3,821	1,446
Repayment of debt	(10,775)	(340)
Other, net	(232)	(90)

Net cash used in financing activities	(265,871)	(37,709)

Net impact on cash due to change in foreign exchange rates	(10,235)	41,776

Net increase (decrease) in cash and cash equivalents	266,033	(363,324)
Cash and cash equivalents at beginning of year	515,430	1,134,835

Cash and cash equivalents at end of period	$781,463	$771,511

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) General
The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Reclassifications have been made in the 2009 financial statements as originally reported to conform to the presentation of the 2010 financial statements.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
(2) Per share data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Basic	151,215	160,008	152,324	160,546
Diluted	157,461	166,226	158,539	166,716
(3) Statements of Cash Flow
Interest payments were $51,347,000 and $39,778,000 in the six months ended June 30, 2010 and 2009, respectively. Income taxes paid were $94,389,000 and $26,747,000 in the six months ended June 30, 2010 and 2009, respectively.
(4) Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that: (i) eliminates the concept of qualifying “special-purpose entity” (“SPE”); (ii) alters the requirement for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations. This guidance was effective as of January 1, 2010. The adoption of this guidance did not impact our financial condition or results of operations.
In December 2009, the FASB issued guidance requiring the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity: (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE. This guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements. This guidance was effective January 1, 2010. The adoption of this guidance did not have a material impact on our financial condition or results of operations.
In January 2010, the FASB issued guidance that requires additional disclosures regarding fair value measurements. The guidance requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, reasons for any transfers in or out of Level 3 and separate information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. Portions of the guidance are effective for interim and annual reporting periods beginning after December 15, 2009, which we adopted January 1, 2010, and the remaining guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance will expand the disclosures related to fair value measurements in the notes to the Company’s consolidated financial statements.
(5) Investments in Fixed Maturity Securities
At June 30, 2010 and December 31, 2009, investments in fixed maturity securities were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	Losses	Value	Value

June 30, 2010
Held to maturity:
State and municipal	$72,131	$6,008	$(11)	$78,128	$72,131
Residential mortgage-backed	41,114	3,715	—	44,829	41,114
Corporate	4,995	192	—	5,187	4,995

Total held to maturity	118,240	9,915	(11)	128,144	118,240

Available for sale:
U.S. government and government agency	1,519,879	67,022	(675)	1,586,226	1,586,226
State and municipal (1)	5,379,187	267,629	(24,262)	5,622,554	5,622,554
Mortgage-backed securities:
Residential (2)	1,337,909	57,729	(15,255)	1,380,383	1,380,383
Commercial	44,876	—	(7,549)	37,327	37,327
Corporate	1,894,541	102,511	(30,930)	1,966,122	1,966,122
Foreign	423,381	15,233	(1,714)	436,900	436,900

Total available for sale	10,599,773	510,124	(80,385)	11,029,512	11,029,512

Total investment in fixed maturity securities	$10,718,013	$520,039	$(80,396)	$11,157,656	$11,147,752

December 31, 2009
Held to maturity:
State and municipal	$70,847	$6,778	$(739)	$76,886	$70,847
Residential mortgage-backed	44,318	2,984	—	47,302	44,318
Corporate	4,994	—	(13)	4,981	4,994

Total held to maturity	120,159	9,762	(752)	129,169	120,159

Available for sale:
U.S. government and government agency	1,677,579	40,358	(3,784)	1,714,153	1,714,153
State and municipal (1)	5,551,632	238,271	(41,048)	5,748,855	5,748,855
Mortgage-backed securities:
Residential (2)	1,537,331	38,229	(44,343)	1,531,217	1,531,217
Commercial	47,292	—	(12,069)	35,223	35,223
Corporate	1,719,874	59,082	(35,574)	1,743,382	1,743,382
Foreign	394,711	12,323	(826)	406,208	406,208

Total available for sale	10,928,419	388,263	(137,644)	11,179,038	11,179,038

Total investment in fixed maturity securities	$11,048,578	$398,025	$(138,396)	$11,308,207	$11,299,197

(1)	Gross unrealized losses for state and municipal securities include $659,000 and $340,000 as of June 30, 2010 and December 31, 2009, respectively, related to the non-credit portion of other than temporary impairments (“OTTI”) recognized in other comprehensive income.

(2)	Gross unrealized losses for residential mortgage-backed securities include $3,268,000 and $5,085,000 as of June 30, 2010 and December 31, 2009, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations:

	Amortized
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$598,992	$604,725
Due after one year through five years	2,845,018	2,980,626
Due after five years through ten years	2,839,195	3,016,292
Due after ten years	3,010,909	3,093,474
Mortgage-backed securities	1,423,899	1,462,539

Total	$10,718,013	$11,157,656

At June 30, 2010, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.
(6) Investments in Equity Securities Available for Sale
At June 30, 2010 and December 31, 2009, investments in equity securities available for sale were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	Losses	Value	Value

June 30, 2010
Common stocks	$48,120	$97,096	$(3,739)	$141,477	$141,477
Preferred stocks	232,739	4,841	(21,828)	215,752	215,752

Total	$280,859	$101,937	$(25,567)	$357,229	$357,229

December 31, 2009
Common stocks	$27,237	$97,554	$(5,731)	$119,060	$119,060
Preferred stocks	285,490	9,745	(12,928)	282,307	282,307

Total	$312,727	$107,299	$(18,659)	$401,367	$401,367

(7) Arbitrage Trading Account and Arbitrage Funds
The fair value and carrying value of the arbitrage trading account and arbitrage funds and related assets and liabilities were as follows:

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Arbitrage trading account	$498,368	$465,783
Investment in arbitrage funds	58,564	83,420

Related assets and liabilities:
Receivables from brokers	183,175	310,042
Securities sold but not yet purchased	(48,836)	(143,885)

(8) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Investment income earned on:
Fixed maturity securities, including cash	$125,649	$120,211	$250,758	$242,598
Equity securities available for sale	2,628	6,010	5,993	12,074
Arbritage trading account (1)	1,131	6,938	12,354	17,599

Gross investment income	129,408	133,159	269,105	272,271
Investment expense	(1,217)	(1,024)	(2,071)	(1,920)

Net investment income	$128,191	$132,135	$267,034	$270,351

(1)	Investment income earned from trading account activity includes net unrealized trading losses of $1,909,000 and $174,000 in the three months ended June 30, 2010 and 2009, respectively, and net unrealized trading gains of $298,000 and $1,498,000 in the six months ended June 30, 2010 and 2009, respectively.
(9) Investment Funds
Investment funds include the following:

	Carrying Value		Income (Losses)
	as of		from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Real estate	$198,791	$193,178	$(3,906)	$(132,828)
Energy	97,459	106,213	13,949	(18,417)
Other	125,144	119,489	(3,785)	(1,650)

Total	$421,394	$418,880	$6,258	$(152,895)

(10) Loans Receivable
The amortized cost of loans receivable was $374 million and $382 million at June 30, 2010 and December 31, 2009, respectively. Amortized cost is net of a valuation allowance of $16.4 million and $13.8 million, respectively. For the six months ended June 30, 2010, the Company increased its valuation allowance by $2.6 million. The ten largest loans have an aggregate amortized cost of $296 million and an aggregate fair value of $230 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and January 2013. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%), with properties located primarily in New York City, California, Hawaii, Boston and Philadelphia.

(11) Realized and Unrealized Investment Gains (Losses)
Realized and unrealized investment gains (losses) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Realized investment gains (losses):
Fixed maturity securities:
Gains	$12,342	$11,920	$21,850	$26,621
Losses	(2,165)	(527)	(3,258)	(1,578)
Equity securities available for sale	637	37,143	791	36,024
Other	224	—	224	—
Sales of investment funds	496	688	421	1,549
Provision for OTTI (1)	—	(23,932)	(2,582)	(134,132)
Less investment impairments recognized in other comprehensive income	—	8,604	—	8,604

Total net investment gains (losses) before income taxes	11,534	33,896	17,446	(62,912)
Income taxes	(4,085)	(11,855)	(6,154)	22,109

Total net investment gains (losses)	$7,449	$22,041	$11,292	$(40,803)

Change in unrealized gains (losses) of available for sales securities:
Fixed maturity securities	$124,287	$82,311	$178,323	$238,552
Less non-credit portion of OTTI recognized in other comprehensive income	789	(8,604)	1,499	(8,604)
Equity securities available for sale	(15,538)	51,806	(12,270)	37,412
Investment funds	(3,358)	6,403	299	4,232
Cash and cash equivalents	—	(42)	(1)	(76)

Total change in unrealized gains before income taxes and noncontrolling interests	106,180	131,874	167,850	271,516
Income taxes	(36,962)	(48,449)	(58,563)	(97,879)
Noncontrolling interests	(2)	(21)	(8)	(41)

Total change in unrealized gains	$69,216	$83,404	$109,279	$173,596

(1)	Includes change in valuation allowance for loans receivable of $2.6 million for the six months ended June 30, 2010.

(12) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at June 30, 2010 and December 31, 2009 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2010
U.S. government and agency	$33,300	$597	$7,120	$78	$40,420	$675
State and municipal	197,771	1,805	198,434	22,468	396,205	24,273
Mortgage-backed securities	61,371	2,251	208,860	20,553	270,231	22,804
Corporate	202,260	12,818	117,973	18,112	320,233	30,930
Foreign	69,402	1,714	—	—	69,402	1,714

Fixed maturity securities	564,104	19,185	532,387	61,211	1,096,491	80,396
Common stocks	23,253	1,854	8,153	1,885	31,406	3,739
Preferred stocks	66,002	3,739	94,159	18,089	160,161	21,828

Equity securities	89,255	5,593	102,312	19,974	191,567	25,567

Total	$653,359	$24,778	$634,699	$81,185	$1,288,058	$105,963

December 31, 2009
U.S. government and agency	$389,745	$3,653	$7,361	$131	$397,106	$3,784
State and municipal	376,914	12,971	443,666	28,816	820,580	41,787
Mortgage-backed securities	306,840	12,719	260,519	43,693	567,359	56,412
Corporate	194,690	13,958	172,656	21,629	367,346	35,587
Foreign	81,368	826	—	—	81,368	826

Fixed maturity securities	1,349,557	44,127	884,202	94,269	2,233,759	138,396
Common stocks	19,948	5,731	—	—	19,948	5,731
Preferred stocks	9,951	76	163,985	12,852	173,936	12,928

Equity securities	29,899	5,807	163,985	12,852	193,884	18,659

Total	$1,379,456	$49,934	$1,048,187	$107,121	$2,427,643	$157,055

     Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2010 is presented in the table below:

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

Unrealized loss less than $5 million:
Mortgage-backed securities	8	$76,949	$7,687
Corporate	8	34,286	5,321
State and municipal	5	38,823	5,244
Foreign	10	19,833	975
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	29,970	7,030

Total	32	$199,861	$26,257

(1)	This investment is secured by 99 properties comprising approximately 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2011 can be extended at the borrower’s option through February 2012 provided that there is no continuing default. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be below the current fair values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be OTTI.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Beginning balance of amounts related to credit losses	$5,661	$—	$5,661	$—
Additions for amounts related to credit losses	—	2,610	—	2,610

Ending balance of amounts related to credit losses	$5,661	$2,610	$5,661	$2,610

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
Preferred Stocks — At June 30, 2010, there were ten preferred stocks in an unrealized loss position, with an aggregate fair value of $160 million and a gross unrealized loss of $22 million. Four of these securities, with an aggregate fair value of $27 million and a gross unrealized loss of $12 million had an unrealized loss of greater than 20%. Two of these securities (with an aggregate fair value of $3 million and an aggregate unrealized loss of $3 million) are rated non-investment grade. The Company does not consider any of these securities to be OTTI.
Common Stocks - At June 30, 2010, the Company owned four common stocks in an unrealized loss position with an aggregate fair value of $31 million and an aggregate unrealized loss of $4 million. The Company does not consider these securities to be OTTI.
Loans Receivable - The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, a valuation reserve is established with a charge to net investment losses. Loans receivable are reported net of a valuation reserve of $16.4 million and $13.8 million at June 30, 2010 and December 31, 2009, respectively.
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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of June 30, 2010 and December 31, 2009 by level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

June 30, 2010
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,586,226	$—	$1,586,226	$—
State and municipal	5,622,554	—	5,622,554	—
Mortgage-backed securities	1,417,710	—	1,417,710	—
Corporate	1,966,122	—	1,887,600	78,522
Foreign	436,900	—	436,900	—

Total fixed maturity securities available for sale	11,029,512	—	10,950,990	78,522

Equity securities available for sale:
Common stocks	141,477	35,461	104,457	1,559
Preferred stocks	215,752	—	152,320	63,432

Total equity securities available for sale	357,229	35,461	256,777	64,991

Arbitrage trading account	498,368	498,015	—	353

Total	$11,885,109	$533,476	$11,207,767	$143,866

Liabilities:
Securities sold but not yet purchased	$48,836	$48,836	$—	$—

December 31, 2009
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,714,153	$—	$1,714,153	$—
State and municipal	5,748,855	—	5,748,855	—
Mortgage-backed securities	1,566,440	—	1,540,540	25,900
Corporate	1,743,382	—	1,653,222	90,160
Foreign	406,208	—	406,208	—

Total fixed maturity securities available for sale	11,179,038	—	11,062,978	116,060

Equity securities available for sale:
Common stocks	119,060	11,295	106,206	1,559
Preferred stocks	282,307	—	227,594	54,713

Total equity securities available for sale	401,367	11,295	333,800	56,272

Arbitrage trading account	465,783	465,430	—	353

Total	$12,046,188	$476,725	$11,396,778	$172,685

Liabilities:
Securities sold but not yet purchased	$143,885	$143,885	$—	$—

There were no transfers between Levels 1 or 2 during the three and six months ended June 30, 2010.

The following tables summarize changes in Level 3 assets for the three and six months ended June 30, 2010:

		Gains (Losses) Included in:
			Other	Purchases
	Beginning		Comprehensive	(Sales)	Transfers	Ending
(Dollars in thousands)	Balance	Earnings	Income	(Maturities)	In/(Out)	Balance

For the three months ended June 30, 2010
Fixed maturity securities available for sale:
Corporate	$85,438	$49	$(119)	$(6,846)	$—	$78,522

Total	85,438	49	(119)	(6,846)	—	78,522

Equity securities available for sale:
Common stocks	1,559	—	—	—	—	1,559
Preferred stocks	63,110	—	322	—	—	63,432

Total	64,669	—	322	—	—	64,991

Arbitrage trading account	353	—	—	—	—	353

Total	$150,460	$49	$203	$(6,846)	$—	$143,866

For the six months ended June 30, 2010
Fixed maturity securities available for sale:
Mortgage-backed securities	$25,900	$—	$—	$—	$(25,900)	$—
Corporate	90,160	223	(240)	(11,621)	—	78,522

Total	116,060	223	(240)	(11,621)	(25,900)	78,522

Equity securities available for sale:
Common stocks	1,559	—	—	—	—	1,559
Preferred stocks	54,713	—	(1,659)	10,378	—	63,432

Total	56,272	—	(1,659)	10,378	—	64,991

Arbitrage trading account	353	—	—	—	—	353

Total	$172,685	$223	$(1,899)	$(1,243)	$(25,900)	$143,866

The transfer of a mortgage-backed security from Level 3 in the six months ended June 30, 2010 was based upon the availability of broker dealer quotations, as the Company was able to obtain quotations from third party broker dealers as of June 30, 2010.

(14) Reinsurance
     The following is a summary of reinsurance financial information:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Written premiums:
Direct	$953,755	$905,177	$1,892,079	$1,846,903
Assumed	159,714	149,400	347,510	355,916
Ceded	(152,115)	(145,665)	(294,285)	(270,435)

Total net written premiums	$961,354	$908,912	$1,945,304	$1,932,384

Earned premiums:
Direct	$926,387	$920,784	$1,831,730	$1,852,984
Assumed	160,459	149,129	319,845	311,443
Ceded	(138,718)	(118,741)	(272,886)	(234,047)

Total net earned premiums	$948,128	$951,172	$1,878,689	$1,930,380

Ceded losses incurred	$135,245	$43,320	$226,652	$120,603

The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $4 million as of June 30, 2010 and December 31, 2009, respectively.
(15) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturity securities	$11,147,752	$11,157,656	$11,299,197	$11,308,207
Equity securities available for sale	357,229	357,229	401,367	401,367
Arbitrage trading account	498,368	498,368	465,783	465,783
Investment in arbitrage funds	58,564	58,564	83,420	83,420
Loans receivable	373,605	312,804	381,591	285,122
Cash and cash equivalents	781,463	781,463	515,430	515,430
Trading account receivables from brokers and clearing organizations	183,175	183,175	310,042	310,042
Liabilities:
Trading account securities sold but not yet purchased	48,836	48,836	143,885	143,885
Due to broker	61,058	61,058	5,612	5,612
Junior subordinated debentures	242,682	242,200	249,793	242,217
Senior notes and other debt	1,342,601	1,413,572	1,345,481	1,386,802
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
(16) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. During the six months ended June 30, 2010, the Company issued 754,500 RSUs at a fair value of $20 million as compared to 55,000 RSUs at a fair value of $1 million, during the six months ended June 30, 2009.
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

	Revenues
		Investment			Pre-Tax	Net
	Earned	Income and			Income	Income
(Dollars in thousands)	Premiums	Funds	Other	Total	(Loss)	(Loss)

For the three months ended June 30, 2010:
Specialty	$316,513	$42,979	$820	$360,312	$75,177	$54,138
Regional	266,629	19,641	739	287,009	25,505	18,989
Alternative markets	155,227	29,675	18,834	203,736	45,571	33,262
Reinsurance	105,632	26,838	—	132,470	30,157	22,894
International	104,127	9,286	—	113,413	6,586	1,761
Corporate, other and eliminations (1)	—	1,312	53,282	54,594	(48,708)	(28,286)
Net investment gains	—	—	11,534	11,534	11,534	7,449

Consolidated	$948,128	$129,731	$85,209	$1,163,068	$145,822	$110,207

For the three months ended June 30, 2009:
Specialty	$346,052	$30,691	$879	$377,622	$65,920	$50,475
Regional	281,903	14,113	172	296,188	11,677	11,163
Alternative markets	151,309	20,305	24,209	195,823	36,961	27,315
Reinsurance	94,257	20,573	—	114,830	21,228	19,134
International	77,651	6,736	—	84,387	720	2,324
Corporate, other and eliminations (1)	—	1,896	50,456	52,352	(45,089)	(35,065)
Net investment gains	—	—	33,896	33,896	33,896	22,041

Consolidated	$951,172	$94,314	$109,612	$1,155,098	$125,313	$97,387

For the six months ended June 30, 2010:
Specialty	$629,466	$92,213	$1,618	$723,297	$150,847	$109,291
Regional	530,298	42,582	1,666	574,546	67,469	49,046
Alternative markets	310,012	62,522	38,597	411,131	96,556	70,383
Reinsurance	205,190	55,431	—	260,621	64,577	48,732
International	203,723	16,383	—	220,106	6,959	5,414
Corporate, other and eliminations (1)	—	4,161	105,307	109,468	(97,440)	(65,341)
Net investment gains	—	—	17,446	17,446	17,446	11,292

Consolidated	$1,878,689	$273,292	$164,634	$2,316,615	$306,414	$228,817

For the six months ended June 30, 2009
Specialty	$703,980	$34,676	$1,773	$740,429	$93,664	$72,606
Regional	567,519	15,850	1,253	584,622	30,042	24,886
Alternative markets	303,302	25,485	48,820	377,607	67,395	52,423
Reinsurance	199,880	22,919	—	222,799	24,227	23,496
International	155,699	14,737	—	170,436	6,888	5,903
Corporate, other and eliminations (1)	—	3,789	81,949	85,738	(88,340)	(61,470)
Net investment losses	—	—	(62,912)	(62,912)	(62,912)	(40,803)

Consolidated	$1,930,380	$117,456	$70,883	$2,118,719	$70,964	$77,041

Identifiable assets by segment are as follows:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
| |
Specialty	$5,852,289	$5,589,666
Regional	2,725,909	2,741,269
Alternative markets	3,777,956	3,643,214
Reinsurance	2,974,253	3,142,017
International	1,200,661	1,118,994
Corporate, other and eliminations (1)	885,858	1,093,436

Consolidated	$17,416,926	$17,328,596

(1)	Corporate, other and eliminations represent corporate revenues and expenses, net investment gains and losses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

	For the Three Month		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Specialty
Premises operations	$99,819	$114,649	$187,759	$239,749
Property	49,143	52,481	99,922	100,763
Professional liability	48,442	42,011	95,037	82,437
Products liability	24,449	34,683	63,236	73,764
Commercial automobile	32,647	49,031	68,628	103,423
Other	62,013	53,197	114,884	103,844

Total specialty	316,513	346,052	629,466	703,980

Regional
Commercial multiple peril	97,043	101,704	193,113	206,880
Commercial automobile	75,672	79,971	151,637	163,307
Workers’ compensation	53,707	60,865	106,678	118,811
Other	40,207	39,363	78,870	78,521

Total regional	266,629	281,903	530,298	567,519

Alternative Markets
Primary workers’ compensation	65,054	61,725	127,972	122,061
Excess workers’ compensation	57,723	63,766	116,051	130,214
Other	32,450	25,818	65,989	51,027

Total alternative markets	155,227	151,309	310,012	303,302

Reinsurance
Casualty	76,222	77,207	148,145	168,369
Property	29,410	17,050	57,045	31,511

Total reinsurance	105,632	94,257	205,190	199,880

International	104,127	77,651	203,723	155,699

Total	$948,128	$951,172	$1,878,689	$1,930,380

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
          Increased competition in the industry in recent years and the impact of the economic downturn have put pressure on pricing and terms and conditions. As property casualty insurance became more competitive, insurance rates decreased across most business lines from 2005 through 2008. Although this trend began to moderate in 2009, current market price levels for certain lines of business are below the prices required for the Company to achieve its return objectives. Price changes are reflected in the Company’s results over time as premiums are earned.
          The Company’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, which are at historically low levels, as well as the credit quality and duration of the securities. The Company also invests in equity securities, including those of financial institutions, merger arbitrage, private equity investments and real estate related investments.
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
          Our net reserves for losses and loss expenses of $8.1 billion as of June 30, 2010 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
          Approximately $1.6 billion, or 20%, of the Company’s net loss reserves as of June 30, 2010 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

          Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2010 and December 31, 2009:

(Dollars in thousands)	2010	2009

Specialty	$2,918,548	$2,972,562
Regional	1,313,743	1,341,451
Alternative markets	1,819,608	1,771,114
Reinsurance	1,641,617	1,699,052
International	385,776	363,603

Net reserves for losses and loss expenses	8,079,292	8,147,782
Ceded reserves for losses and loss expenses	1,030,346	923,889

Gross reserves for losses and loss expenses	$9,109,638	$9,071,671

          Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2010 and December 31, 2009:

	Reported Case	Incurred But
(Dollars in thousands)	Reserves	Not Reported	Total

June 30, 2010
General liability	$846,616	$2,094,183	$2,940,799
Workers’ compensation (1)	1,127,420	1,029,275	2,156,695
Commercial automobile	359,013	188,099	547,112
International	167,856	217,920	385,776
Other	159,380	247,913	407,293

Total primary	2,660,285	3,777,390	6,437,675
Reinsurance (1)	663,456	978,161	1,641,617

Total	$3,323,741	$4,755,551	$8,079,292

December 31, 2009
General liability	$845,889	$2,159,611	$3,005,500
Workers’ compensation (1)	1,094,800	1,019,552	2,114,352
Commercial automobile	393,534	196,060	589,594
International	145,807	217,796	363,603
Other	143,336	232,345	375,681

Total primary	2,623,366	3,825,364	6,448,730
Reinsurance (1)	688,593	1,010,459	1,699,052

Total	$3,311,959	$4,835,823	$8,147,782

(1)	Workers’ compensation and reinsurance reserves are net of an aggregate net discount of $894 million and $877 million as of June 30, 2010 and December 31, 2009, respectively.

          The following table presents development in our estimate of claims occurring in prior years for the three and six months ended June 30:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Favorable (unfavorable) reserve development:

Specialty	$31,827	$21,774	$57,050	$39,319
Regional	29,560	4,466	49,628	14,440
Alternative markets	5,481	8,001	10,554	24,281
Reinsurance	8,880	15,798	30,395	22,606
International	864	(47)	3,487	3,630

Total favorable (unfavorable) reserve development	76,612	49,992	151,114	104,276

Premium offsets (1):
Specialty	(2,205)	—	(2,314)	—
Alternative markets	279	—	(424)	—
Reinsurance	(7,311)	(16,834)	(19,033)	(16,834)

Net development	$67,375	$33,158	$129,343	$87,442

(1)	Represents portion of favorable reserve development that was offset by a reduction in earned premiums.
          For the six months ended June 30, 2010, estimates for claims occurring in prior years decreased by $151 million, before premium offsets, and by $129 million, net of premium offsets. On an accident year basis, the change in prior year reserves for 2010 is comprised of an increase in estimates for claims occurring in accident years 2002 and prior of $23 million and a decrease in estimates for claims occurring in accident years 2003 through 2009 of $174 million. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
          Specialty — The majority of the favorable reserve development for the specialty segment during 2010 and 2009 was associated with excess and surplus (“E&S”) business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than those that are charged in the “standard” market. Beginning in 2003, the E&S business began to experience improved claim frequency (i.e., a lower number of reported claims per unit of exposure). One reason for the lower number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was not expected at the time loss reserves were initially established. We began to recognize those trends in 2007 and have continued to reduce our estimates of ultimate claim costs since then as the magnitude of the frequency trends has become more evident. The favorable reserve development in 2010 was primarily attributable to accident years 2006 through 2009. The favorable reserve development in 2009 was primarily attributable to accident years 2004 through 2007.
          Regional — The favorable reserve development for the regional segment during 2010 was primarily related to commercial multi-peril, commercial automobile and workers’ compensation business. The favorable reserve development resulted mainly from lower loss emergence on known case reserves relative to historical levels. The favorable reserve development also reflects lower than anticipated claim frequency on commercial automobile business, which the Company believes is due, in part, to a reduction in miles driven by insured vehicles as a result of the economic downturn. The favorable reserve development in 2010 was primarily attributable to accident years 2006 through 2009.
          Reinsurance — Estimates for claims occurring in prior years decreased by $11 million, net of premium offsets, for the six months ended June 30, 2010. The majority of the favorable development for the reinsurance segment during 2010 was related to the Company’s participation in a Lloyd’s of London syndicate. The favorable development resulted from a re-evaluation of the syndicate’s loss reserves for underwriting years 2008 through 2009 in connection with its annual year-end review of loss reserves that was completed in the first quarter of 2010.

          Loss Reserve Discount — The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.7%. As of June 30, 2010, the aggregate blended discount rates ranged from 2.7% to 6.5%, with a weighted average discount rate of 4.4%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $894 million and $877 million as of June 30, 2010 and December 31, 2009, respectively.
          Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $102 million and $71 million at June 30, 2010 and December 31, 2009, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
          The Company classifies its fixed maturity securities and preferred stocks by credit rating, primarily based on ratings assigned by credit rating agencies. For purposes of classifying securities with different ratings, the Company uses the lower rating if two ratings were assigned and the middle rating if three ratings were assigned, unless the Company’s own analysis indicates that the lower rating is more appropriate. Securities that are not rated by a rating agency are evaluated and classified by the Company on a case-by-case basis. Unrated securities with an aggregate fair value of $6 million were classified as investment grade at June 30, 2010.
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

          The following table provides a summary of all fixed maturity securities as of June 30, 2010 by the length of time those securities have been continuously in an unrealized loss position:

	Number of	Aggregate	Unrealize
(Dollars in thousands)	Securities	Fair Value	Loss

Unrealized loss less than 20% of amortized cost	138	$1,033,120	$54,954

Unrealized loss of 20% or greater:
Less than twelve months	3	5,270	1,842
Twelve months and longer	8	58,101	23,600

Total	149	$1,096,491	$80,396

          A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2010 is presented in the table below:

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

Unrealized loss less than $5 million:
Mortgage-backed securities	8	$76,949	$7,687
Corporate	8	34,286	5,321
State and municipal	5	38,823	5,244
Foreign	10	19,833	975
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	29,970	7,030

Total	32	$199,861	$26,257

(1)	This investment is secured by 99 properties comprising approximately 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2011 can be extended at the borrower’s option through February 2012 provided that there is no continuing default. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be below the current fair values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be OTTI.
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
          Preferred Stocks — At June 30, 2010, there were ten preferred stocks in an unrealized loss position, with an aggregate fair value of $160 million and a gross unrealized loss of $22 million. Four of the securities (with an aggregate fair value of $27 million and a gross unrealized loss of $12 million) had an unrealized loss of greater than 20%. Two of these securities (with an aggregate fair value of $3 million and an aggregate unrealized loss of $3 million) are rated non-investment grade. The Company does not consider any of these securities to be OTTI.
          Common Stocks - At June 30, 2010, the Company owned four common stocks in an unrealized loss position with an aggregate fair value of $31 million and an aggregate unrealized loss of $4 million. The Company does not consider these securities to be OTTI.
          Loans Receivable - The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, a valuation reserve is established with a charge to net realized capital losses. Loans receivable are reported net of a valuation reserve of $16.4 million and $13.8 million at June 30, 2010 and December 31, 2009, respectively.

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
          The following table summarizes pricing methods for fixed maturity securities available for sale as of June 30, 2010 (dollars in thousands):

	Carrying	Percent
	Value	of Total
Pricing source:
Independent pricing services	$10,379,239	94.1%
Syndicate manager	119,408	1.1%
Directly by the Company based on:
Observable data	452,343	4.1%
Par value	1,250	0.0%
Cash flow model	77,272	0.7%

Total	$11,029,512	100.0%

          Independent pricing services — The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company conducts interviews with the pricing services to gain an understanding of how different types of securities are priced. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2010, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.

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

Results of Operations for the Six Months Ended June 30, 2010 and 2009
Business Segment Results
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined GAAP ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2010 and 2009. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2010	2009

Specialty
Gross premiums written	$747,339	$759,783
Net premiums written	644,203	661,240
Premiums earned	629,466	703,980
Loss ratio	57.6%	61.4%
Expense ratio	33.2%	30.3%
GAAP combined ratio	90.8%	91.7%

Regional
Gross premiums written	$589,352	$640,246
Net premiums written	530,575	559,765
Premiums earned	530,298	567,519
Loss ratio	59.7%	63.8%
Expense ratio	35.5%	33.6%
GAAP combined ratio	95.2%	97.4%

Alternative Markets
Gross premiums written	$387,950	$362,834
Net premiums written	327,497	325,201
Premiums earned	310,012	303,302
Loss ratio	64.9%	64.3%
Expense ratio	25.8%	24.9%
GAAP combined ratio	90.7%	89.2%

Reinsurance
Gross premiums written	$221,015	$224,073
Net premiums written	206,404	207,888
Premiums earned	205,190	199,880
Loss ratio	53.1%	60.1%
Expense ratio	42.4%	39.1%
GAAP combined ratio	95.5%	99.2%

International
Gross premiums written	$293,933	$215,883
Net premiums written	236,625	178,290
Premiums earned	203,723	155,699
Loss ratio	64.4%	63.0%
Expense ratio	42.4%	38.2%
GAAP combined ratio	106.8%	101.2%

Consolidated
Gross premiums written	$2,239,589	$2,202,819
Net premiums written	1,945,304	1,932,384
Premiums earned	1,878,689	1,930,380
Loss ratio	59.6%	62.6%
Expense ratio	34.6%	32.0%
GAAP combined ratio	94.2%	94.6%

          Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2010 and 2009 (amounts in thousands, except per share data):

	2010	2009
Net income to common stockholders	$228,817	$77,041
Weighted average diluted shares	158,539	166,716
Net income per diluted share	$1.44	$0.46
          The Company reported net income of $229 million in 2010 compared to $77 million in 2009. The increase in net income is primarily due to improved investment results. Income from investment funds (which is recorded on a one quarter lag) was $6 million in 2010 compared with a loss of $153 million in 2009. Other-than-temporary investment impairments were $3 million in 2010 compared with $134 million in 2009. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010 and 2009.
          Premiums Written. Gross premiums written were $2,240 million in 2010, an increase of 2% from 2009. Gross premiums for recently started operating units (companies that began operations since 2006) were up 49% to $378 million in 2010 from $253 million in 2009, and comprised 17% of our gross premiums written for the six months. Approximately 79% of policies expiring in 2010 were renewed, compared with 76% of policies expiring in the first six months of 2009 that were renewed. The average price of policies renewed in 2010 declined 0.5% from the same period in 2009.
          Increased competition in the industry in recent years and the impact of the economic downturn have put pressure on pricing and terms and conditions. As property casualty insurance became more competitive, insurance rates decreased across most business lines beginning in 2005. Although this trend began to moderate in 2009, current market price levels for certain lines of business are below the prices required for the Company to achieve its return objectives. In particular, commercial automobile and products liability in the specialty segment experienced significant declines in gross written premiums in the six months ended June 30, 2010. A summary of gross premiums written in 2010 compared with 2009 by line of business within each business segment follows:
•	Specialty gross premiums decreased by 2% to $747 million in 2010 from $760 million in 2009. Gross premiums written decreased 36% for commercial automobile and 24% for products liability, increased 11% for property lines and 3% for professional liability, and were unchanged for premises operations.

•	Regional gross premiums decreased by 8% to $589 million in 2010 from $640 million in 2009. Gross premiums written decreased 9% for workers’ compensation, 6% for commercial automobile and 5% for commercial multiple perils. Gross premiums include assigned risk premiums, which are fully reinsured, of $19 million in 2010 and $40 million in 2009.

•	Alternative markets gross premiums increased by 7% to $388 million in 2010 from $363 million in 2009. Gross premiums written increased 4% for primary workers’ compensation and decreased 13% for excess workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $36 million in 2010 and $10 million in 2009.

•	Reinsurance gross premiums decreased by 1% to $221 million in 2010 from $224 million in 2009. Casualty gross premiums written decreased 16% to $149 million due to return premiums on experience rated reinsurance contracts (where premiums are adjusted over time based on the level of loss activity). Property gross premiums written increased 56% to $72 million due to two new non-catastrophe exposed property treaties.

•	International gross premiums increased by 36% to $294 million in 2010 from $216 million in 2009. The increase is primarily due to an increase in business written by our new operating units in Lloyd’s, Canada and Norway. These increases were partially offset by a decline in premiums written in Korea.
          Ceded reinsurance premiums as a percentage of gross written premiums increased to 13% in 2010 from 12% in 2009. The increase was primarily due to ceded premiums for recently started operating units, which have a higher ceded premium percentage than mature operating units. Net premiums written were $1,945 million in 2010, an increase of 1% from 2009.

          Net Premiums Earned. Premiums earned decreased 3% to $1,879 million in 2010 from $1,930 million in 2009. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2010 are related to business written during both 2010 and 2009. The 3% decrease in 2010 earned premiums reflects the underlying decline in net premiums written in 2009.
          Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2010 and 2009:

			Average Annualized
	Amount		Yield
(Dollars in thousands)	2010	2009	2010	2009

Fixed maturity securities, including cash	$250,758	$242,598	4.2%	4.2%
Arbitrage trading account and funds	12,354	17,599	3.5%	8.5%
Equity securities available for sale	5,993	12,074	3.9%	6.8%

Gross investment income	269,105	272,271	4.2%	4.5%
Investment expenses	(2,071)	(1,920)

Total	$267,034	$270,351	4.1%	4.4%

          Net investment income decreased 1% to $267 million in 2010 from $270 million in 2009. The decrease in investment income is due to a decline in the yield for the arbitrage account and equity securities, partially offset by an increase in average invested assets. Average invested assets, at cost (including cash and cash equivalents) were $12.9 billion in 2010 and $12.2 billion in 2009.
          Income (Losses) from Investment Funds. Following is a summary of income (losses) from investment funds (which is recorded on a one-quarter lag) for the six months ended June 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Real estate funds	$(3,906)	$(132,828)
Energy funds	13,949	(18,417)
Other funds	(3,785)	(1,650)

Total	$6,258	$(152,895)

          Income from investment funds was $6 million in 2010 compared to a loss of $153 million in 2009, primarily as a result of lower losses from real estate funds. The real estate funds, which had an aggregate carrying value of $199 million at June 30, 2010, invest in commercial loans and securities as well as direct property ownership. In 2009, asset values were impacted by general deterioration of real estate fundamentals coupled with the absence of a refinancing market and an increase in non-performing assets. Although these market conditions have moderated, a large number of real estate projects remain over-leveraged and face near-term refinancing pressure. The energy funds reported income of $14 million in 2010 due to an increase in the fair value of energy related investments held by the funds.
          Insurance Service Fees. Insurance service fees consists of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage as well as brokerage services. Service fees decreased to $42 million in 2010 from $52 million in 2009 due to a decline in fees received for administering assigned risk plans as a result of a decrease in workers’ compensation premiums written by those plans.
          Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $20 million in 2010 compared with $63 million in 2009.
          Other-Than-Temporary Impairments. Other-than-temporary impairments were $3 million in 2010 compared with $134 million in 2009. The impairment charge in 2009 was primarily related to debt and preferred stock of major financial institutions that experienced adverse credit events and ratings downgrades during the period, including write-downs of debt issued by Thornburg Mortgage, Inc. and preferred stock issued by Citibank and Bank of America.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $105 million in 2010 compared with $81 million in 2009. These revenues were derived from aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2010 and 2009 revenues are not comparable since the Company acquired one of its aviation companies in June 2009.
          Losses and Loss Expenses. Losses and loss expenses decreased to $1,120 million in 2010 from $1,208 million in 2009 due to lower earned premiums. The consolidated loss ratio was 59.6% in 2010 compared with 62.6% in 2009. Weather-related losses were $53 million in 2010 (including $8 million from the earthquake in Chile) compared with $36 million in 2009. Favorable prior year reserve development, net of related premium adjustments, was $129 million in 2010 and $87 million in 2009. A summary of loss ratios in 2010 compared with 2009 by business segment follows:
•	Specialty’s loss ratio decreased to 57.6% in 2010 from 61.4% in 2009 due to an increase in favorable reserve development. Net favorable prior year development, net of related premium adjustments, was $55 million in 2010 compared with $39 million in 2009.

•	Regional’s loss ratio decreased to 59.7% in 2010 from 63.8% in 2009 due to an increase in favorable reserve development, partially offset by storm losses. Weather-related losses were $45 million in 2010 compared with $36 million in 2009. Net favorable prior year development was $50 million in 2010 compared with $14 million in 2009.

•	Alternative markets’ loss ratio increased to 64.9% in 2010 from 64.3% in 2009 due to a decrease in favorable reserve development, partially offset by the use of higher discount rates used to discount excess workers’ compensation reserves. Net favorable prior year reserve development, net of related premium adjustments, was $10 million in 2010 compared with $24 million in 2009.

•	Reinsurance’s loss ratio decreased to 53.1% in 2010 from 60.1% in 2009 due to lower loss ratios for several large property treaties and to an increase in favorable reserve development. Net favorable prior year development, net of related premium adjustments, was $11 million in 2010 compared with $6 million in 2009. Losses from the earthquake in Chile in 2010 were $4 million.

•	International’s loss ratio increased to 64.4% in 2010 from 63.0% in 2009 due primarily to losses from the Chilean earthquake of $4 million. Net favorable prior year development was $3 million in 2010 compared with $4 million in 2009.
           Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the six months ended June 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Underwriting expenses	$650,202	$616,926
Service expenses	36,955	42,560
Net foreign currency (gains) losses	(3,711)	5,959
Other costs and expenses	55,344	57,416

Total	$738,790	$722,861

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 34.6% in 2010 from 32.0% in 2009 primarily due to the decline in earned premiums, higher commission rates for certain reinsurance contracts and higher expenses related to recently started business operations. Recently started business operations have a relatively higher expense ratio due to their early stage of development, particularly in our international segment.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 13% to $37 million due to lower employment costs and lower direct cost associated with the lower assigned risk business revenues.
          Net foreign currency (gains) losses result from transactions denominated in a currency other than the operating unit’s functional currency. The gain in 2010 was primarily attributable to foreign operating units holding assets denominated in U.S. dollars.
          Other costs and expenses, which represent corporate expenses, decreased 4% to $55 million due to an decrease in general and administrative costs, including employment costs.

          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $99 million in 2010 compared to $77 million in 2009. These expenses represent costs associated with aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2010 and 2009 expenses are not comparable since the Company acquired one of its aviation companies in June 2009.
          Interest Expense. Interest expense increased 29% to $52 million due to the issuance of $300 million of 7.375% senior notes in September 2009.
          Income Taxes. The effective income tax rate was an expense of 25% in 2010 as compared to a benefit of 9% in 2009. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. The tax exempt investment income is a greater portion of the 2009 pre-tax income and as such had a larger impact to the effective tax rate for 2009.

Results of Operations for the Three Months Ended June 30, 2010 and 2009
Business Segment Results
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and combined GAAP ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2010 and 2009. The combined ratio represents a measure of underwriting profitability, excluding investment income. A combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended June 30,
(Dollars in thousands)	2010	2009

Specialty
Gross premiums written	$404,407	$394,889
Net premiums written	342,275	338,683
Premiums earned	316,513	346,052
Loss ratio	57.2%	60.0%
Expense ratio	32.7%	29.8%
GAAP combined ratio	89.9%	89.8%

Regional
Gross premiums written	$286,711	$317,445
Net premiums written	258,543	277,730
Premiums earned	266,629	281,903
Loss ratio	62.2%	66.6%
Expense ratio	35.5%	34.2%
GAAP combined ratio	97.7%	100.8%

Alternative Markets
Gross premiums written	$146,599	$113,960
Net premiums written	117,092	99,486
Premiums earned	155,227	151,309
Loss ratio	65.2%	66.4%
Expense ratio	26.0%	25.7%
GAAP combined ratio	91.2%	92.1%

Reinsurance
Gross premiums written	$114,646	$116,217
Net premiums written	107,633	107,055
Premiums earned	105,632	94,257
Loss ratio	55.7%	56.4%
Expense ratio	41.0%	42.9%
GAAP combined ratio	96.7%	99.3%

International
Gross premiums written	$161,106	$112,066
Net premiums written	135,811	85,958
Premiums earned	104,127	77,651
Loss ratio	61.1%	61.9%
Expense ratio	41.2%	38.8%
GAAP combined ratio	102.3%	100.7%

Consolidated
Gross premiums written	$1,113,469	$1,054,577
Net premiums written	961,354	908,912
Premiums earned	948,128	951,172
Loss ratio	60.2%	62.8%
Expense ratio	34.2%	32.5%
GAAP combined ratio	94.4%	95.3%

          Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2010 and 2009 (amounts in thousands, except per share data):

	2010	2009
Net income to common stockholders	$110,207	$97,387
Weighted average diluted shares	157,461	166,226
Net income per diluted share	$0.70	$0.59
          The Company reported net income of $110 million in 2010 compared to $97 million in 2009. The increase in net income is primarily due to improved investment results. Income from investment funds (which is recorded on a one quarter lag) was $2 million in 2010 compared with a loss of $38 million in 2009. There were no other than temporary investment impairments in 2010 compared with $24 million in 2009. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010 and 2009.
          Premiums Written. Gross premiums written were $1,113 million in 2010, an increase of 6% from 2009. Gross premiums for recently started operating units (companies that began operations since 2006) were up 60% to $212 million in 2010 from $133 million in 2009, and comprised 19% of our gross premiums written in the quarter. Approximately 77% of business expiring in 2010 was renewed, and the average price of policies renewed in 2010 declined 1% from the same period in 2009.
          Increased competition in the industry in recent years and the impact of the economic downturn have put pressure on pricing and terms and conditions. As property casualty insurance became more competitive, insurance rates decreased across most business lines beginning in 2005. Although this trend began to moderate in 2009, current market price levels for certain lines of business are below the prices required for the Company to achieve its return objectives. In particular, commercial automobile and products liability in the specialty segment experienced significant declines in gross written premiums in the three months ended June 30, 2010. A summary of gross premiums written in 2010 compared with 2009 by line of business within each business segment follows:
•	Specialty gross premiums increased by 2% to $404 million in 2010 from $395 million in 2009. Gross premiums written decreased 36% for commercial automobile and 18% for products liability, and increased 14% for property lines, 5% for premises operations and 3% for professional liability.

•	Regional gross premiums decreased by 10% to $287 million in 2010 from $317 million in 2009. Gross premiums written decreased 15% for workers’ compensation, 7% for commercial automobile and 5% for commercial multiple perils. Gross premiums include assigned risk premiums, which are fully reinsured, of $9 million in 2010 and $19 million in 2009.

•	Alternative markets gross premiums increased by 29% to $147 million in 2010 from $114 million in 2009. Gross premiums written increased 20% for excess workers’ compensation and 12% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $20 million in 2010 and $4 million in 2009.

•	Reinsurance gross premiums decreased by 1% to $115 million in 2010 from $116 million in 2009. Casualty gross premiums written decreased 18% to $75 million due to return premiums on experience rated reinsurance contracts (where premiums are adjusted over time based on the level of loss activity). Property gross premiums written increased 60% to $40 million due to two new non-catastrophe exposed property treaties.

•	International gross premiums increased by 44% to $161 million in 2010 from $112 million in 2009. The increase is primarily due to an increase in business written by our new operating units in Lloyd’s, Canada and Norway.
          Ceded reinsurance premiums as a percentage of gross written premiums were 14% in 2010 and 2009. Net premiums written were $961 million in 2010, an increase of 6% from 2009.

          Net Premiums Earned. Premiums earned decreased to $948 million in 2010 from $951 million in 2009. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2010 are related to business written during both 2010 and 2009. The slight decrease in 2010 earned premiums reflects the underlying decline in net premiums written in 2009.
     Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2010 and 2009:

			Average Annualized
	Amount		Yield
(Dollars in thousands)	2010	2009	2010	2009

Fixed maturity securities, including cash	$125,649	$120,211	4.2%	4.2%
Arbitrage trading account and funds	1,131	6,938	0.6%	5.7%
Equity securities available for sale	2,628	6,010	3.5%	7.5%

Gross investment income	129,408	133,159	4.0%	4.4%
Investment expenses	(1,217)	(1,024)

Total	$128,191	$132,135	4.0%	4.3%

          Net investment income decreased 3% to $128 million in 2010 from $132 million in 2009. The decrease in investment income is due primarily to a decline in the yield for the arbitrage account. Average invested assets, at cost (including cash and cash equivalents) were $12.8 billion in 2010 and $12.2 billion in 2009.
          Income (Losses) from Investment Funds. Following is a summary of income (losses) from investment funds (which is recorded on a one-quarter lag) for the three months ended June 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Real estate funds	$2,440	$(34,320)
Energy funds	232	(3,726)
Other funds	(1,132)	225

Total	$1,540	$(37,821)

          Income from investment funds was $2 million in 2010 compared to a loss of $38 million in 2009, primarily as a result of income from real estate funds in 2010 as compared to losses from real estate funds in 2009. The real estate funds, which had an aggregate carrying value of $199 million at June 30, 2010, invest in commercial loans and securities as well as direct property ownership. In 2009, asset values were impacted by general deterioration of real estate fundamentals coupled with the absence of a refinancing market and an increase in non-performing assets. Although these conditions have moderated, a large number of real estate projects remain over-leveraged and face near-term refinancing pressure.
          Insurance Service Fees. Insurance service fees consists of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage as well as brokerage services. Service fees decreased to $20 million in 2010 from $25 million in 2009 due to a decline in fees received for administering assigned risk plans as a result of a decrease in workers’ compensation premiums by those plans.
          Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $12 million in 2010 compared with $49 million in 2009.
          Other-Than-Temporary Impairments. There were no other-than-temporary impairments in 2010 compared with $24 million in 2009. The impairment charge in 2009 was primarily related to a further decline of a common stock that had been previously written down to fair value.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $53 million in 2010 compared with $50 million in 2009. These revenues were derived from aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2010 and 2009 revenues are not comparable since the Company acquired one of its aviation companies in June 2009.

          Losses and Loss Expenses. Losses and loss expenses decreased to $570 million in 2010 from $597 million in 2009 due to lower earned premiums. The consolidated loss ratio was 60.2% in 2010 compared with 62.8% in 2009. Weather-related losses were $30 million in 2010 compared with $28 million in 2009. Favorable prior year reserve development, net of related premium adjustments, was $67 million in 2010 and $33 million in 2009. A summary of loss ratios in 2010 compared with 2009 by business segment follows:
•	Specialty’s loss ratio decreased to 57.2% in 2010 from 60.0% in 2009 due to an increase in favorable reserve development. Net favorable prior year development, net of related premium adjustments, was $30 million in 2010 compared with $22 million in 2009.

•	Regional’s loss ratio decreased to 62.2% in 2010 from 66.6% in 2009 due to an increase in favorable reserve development. Weather-related losses were $30 million in 2010 compared with $28 million in 2009. Net favorable prior year development was $29 million in 2010 compared with $4 million in 2009.

•	Alternative markets’ loss ratio decreased to 65.2% in 2010 from 66.4% in 2009 due to the use of higher discount rates used to discount excess workers’ compensation reserves, partially offset by a decrease in favorable reserve development. Net favorable prior year reserve development, net of related premium adjustments, was $6 million in 2010 compared with $8 million in 2009.

•	Reinsurance’s loss ratio decreased to 55.7% in 2010 from 56.4% in 2009. Net favorable prior year development, net of related premium adjustments, was $1 million in 2010 compared with unfavorable prior year development of $1 million in 2009.

•	International’s loss ratio decreased to 61.1% in 2010 from 61.9% in 2009. Net favorable prior year development was $1 million in 2010 compared with none in 2009.
           Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended June 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Underwriting expenses	$324,599	$308,970
Service expenses	18,411	20,503
Net foreign currency losses	1,316	5,427
Other costs and expenses	26,497	30,614

Total	$370,823	$365,514

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 34.2% in 2010 from 32.5% in 2009 primarily due to the decline in earned premiums, higher commission rates for certain reinsurance contracts and higher expenses related to recently started business operations. Recently started business operations have a relatively higher expense ratio due to their early stage of development, particularly in our international segment.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 10% to $18 million due to lower employment costs and lower direct cost associated with the lower assigned risk business revenues.
          Net foreign currency losses result from transactions denominated in a currency other than the operating unit’s functional currency. The loss in 2010 was primarily attributable to foreign operating units holding assets denominated in U.S. dollars.
          Other costs and expenses, which represent corporate expenses, decreased 13% to $26 million due to a decrease in general and administrative costs, including employment costs.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $50 million in 2010 compared to $47 million in 2009. These expenses represent costs associated with aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2010 and 2009 expenses are not comparable since the Company acquired one of its aviation companies in June 2009.
          Interest Expense. Interest expense increased 29% to $26 million due to the issuance of $300 million of 7.375% senior notes in September 2009.

          Income Taxes. The effective income tax rate was an expense of 24% in 2010 as compared to 22% in 2009. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. The tax exempt investment income was a greater portion of the 2009 pre-tax income and as such had a larger impact to the effective tax rate for 2009.
Investments
          As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes are adequate to meet its payment obligations. The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations. The average duration of its portfolio remained at 3.6 years at June 30, 2010 and December 31, 2009. The Company’s investment portfolio and investment-related assets as of June 30, 2010 were as follows (dollars in thousands):

	Cost	Carrying Value
Fixed maturity securities:
U.S. government and government agencies	$1,519,879	$1,586,226
State and municipal	5,451,318	5,694,685
Mortgage-backed securities:
Agency	1,027,851	1,078,235
Residential-Prime	282,954	277,443
Residential-Alt A	68,218	65,819
Commercial	44,876	37,327

Total mortgage-backed securities	1,423,899	1,458,824

Corporate:
Industrial	820,182	886,960
Financial	544,061	552,700
Utilities	183,998	195,928
Asset-backed	226,186	209,633
Other	125,109	125,896

Total corporate	1,899,536	1,971,117

Foreign government and foreign government agencies	423,381	436,900

Total fixed maturity securities	10,718,013	11,147,752

Equity securities available for sale:
Preferred stocks:
Financial	110,102	93,994
Real estate	69,743	69,822
Utilities	52,894	51,936

Total preferred stocks	232,739	215,752

Common stocks	48,120	141,477

Total equity securities available for sale	280,859	357,229

Arbitrage trading account	498,368	498,368
Investment in arbitrage funds	58,564	58,564
Investment funds	422,255	421,394
Loans receivable	373,605	373,605

Total investments	$12,351,664	$12,856,912

          Fixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At June 30, 2010 (as compared to December 31, 2009), the fixed maturity securities portfolio mix was as follows: state and municipal securities were 51% (52% in 2009); corporate securities were 18% (15% in 2009); U.S. government securities were 14% (15% in 2009); mortgage-backed securities were 13% (14% in 2009); and foreign government bonds were 4% (4% in 2009).

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
          Investment Funds. At June 30, 2010 and December 31, 2009, the Company’s carrying value in investment funds was $421 million and $419 million, respectively, including investments in real estate funds of $199 million and $193 million, respectively, and investments in energy funds of $97 million and $106 million, respectively.
          Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $374 million and an aggregate fair value of $313 million at June 30, 2010. Amortized cost of these loans is net of a valuation allowance of $16.4 million as of June 30, 2010. The ten largest loans have an aggregate amortized cost of $296 million and an aggregate fair value of $230 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and January 2013. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%) located primarily in New York City, California, Hawaii, Boston and Philadelphia.
Liquidity and Capital Resources
          Cash Flow. Cash flow provided from operating activities was $187 million in 2010 compared to cash flow used in operating activities of $9 million in 2009. The increase in cash flow from operating activities in 2010 was primarily due to cash transfers to the arbitrage trading accounts of $290 million in 2009. Cash transfers to the arbitrage trading account are included in cash flow from operations under U. S. generally accepted accounting principles.
          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed maturity securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 87% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2010. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
          Financing Activity. During the first six months of 2010, the Company repurchased 8,906,471 shares of its common stock for $231 million. In March 2010, the Company repaid $7.2 million of its junior subordinated debentures.
          At June 30, 2010, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,585 million and a face amount of $1,602 million. The maturities of the outstanding debt are $152 million in 2010, $5 million in 2011, $16 million in 2012, $201 million in 2013, $200 million in 2015, $450 million in 2019, $77 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
          At June 30, 2010, equity was $3.7 billion and total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $5.3 billion. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 30% at June 30, 2010 and 31% at December 31, 2009.
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
          The duration of the investment portfolio was 3.6 years at June 30, 2010 and December 31, 2009. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2009.

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
          Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

			Total number of shares purchased	Maximum number of
	Total number		as part of publicly announced	shares that may yet be
	of shares	Average price	plans	purchased under the
	purchased	paid per share	or programs	plans or programs (1)
April 2010	391,842	$27.15	391,842	11,149,020
May 2010	3,153,705	$26.82	3,153,705	7,995,315
June 2010	1,514,804	$26.90	1,514,804	6,480,511

(1)	Remaining shares available for repurchase under the Company’s repurchase authorization approved by the board of directors on February 8, 2010. The Company’s repurchase authorization was increased to 10,000,000 shares by its Board of Directors on August 3, 2010.

Item 6. Exhibits

Number

(10.1)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: August 6, 2010	/s/ William R. Berkley William R. Berkley
Chairman of the Board and
Chief Executive Officer

Date: August 6, 2010	/s/ Eugene G. Ballard Eugene G. Ballard
Senior Vice President -
Chief Financial Officer