Form 10-Q
period 2010-09-30
BERKLEY W R CORP
filed 2010-11-08
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, $.20 par value, outstanding as of October 29, 2010: 145,040,084

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2010	2009

	(Unaudited)
Assets
Investments:
Fixed maturity securities	$11,386,757	$11,299,197
Equity securities available for sale	461,791	401,367
Arbitrage trading account	472,209	465,783
Investment in arbitrage funds	60,127	83,420
Investment funds	409,004	418,880
Loans receivable	357,805	381,591

Total investments	13,147,693	13,050,238

Cash and cash equivalents	922,198	515,430
Premiums and fees receivable	1,069,757	1,047,976
Due from reinsurers	1,076,907	972,820
Accrued investment income	142,944	130,524
Prepaid reinsurance premiums	226,050	211,054
Deferred policy acquisition costs	412,024	391,360
Real estate, furniture and equipment	251,612	246,605
Deferred federal and foreign income taxes	46,246	190,450
Goodwill	107,131	107,131
Trading account receivables from brokers and clearing organizations	239,006	310,042
Other assets	171,283	154,966

Total assets	$17,812,851	$17,328,596

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,135,156	$9,071,671
Unearned premiums	2,033,921	1,928,428
Due to reinsurers	211,743	208,045
Trading account securities sold but not yet purchased	65,876	143,885
Other liabilities	795,114	779,347
Junior subordinated debentures	242,733	249,793
Senior notes and other debt	1,494,207	1,345,481

Total liabilities	13,978,750	13,726,650

Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 145,203,276 and 156,552,355 shares	47,024	47,024
Additional paid-in capital	933,090	926,359
Retained earnings	4,077,797	3,785,187
Accumulated other comprehensive income	396,894	163,207
Treasury stock, at cost, 89,914,642 and 78,565,563 shares	(1,627,413)	(1,325,710)

Total stockholders’ equity	3,827,392	3,596,067
Noncontrolling interests	6,709	5,879

Total equity	3,834,101	3,601,946

Total liabilities and equity	$17,812,851	$17,328,596

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

REVENUES:
Net premiums written	$986,706	$969,329	$2,932,010	$2,901,713
Change in net unearned premiums	(19,409)	(26,189)	(86,024)	(28,193)

Net premiums earned	967,297	943,140	2,845,986	2,873,520
Net investment income	138,187	141,029	405,221	411,380
Losses from investment funds	(19,044)	(25,657)	(12,786)	(178,552)
Insurance service fees	22,175	22,039	64,050	73,879
Net investment gains (losses):
Net realized gains on investment sales	6,327	9,594	26,355	72,210
Other-than-temporary impairments	(1,123)	(5,316)	(3,705)	(139,448)
Less investment impairments recognized in other comprehensive income	—	(195)	—	8,409

Net investment gains (losses)	5,204	4,083	22,650	(58,829)

Revenues from wholly-owned investees	61,983	51,201	166,488	132,046
Other income	310	474	1,118	1,584

Total revenues	1,176,112	1,136,309	3,492,727	3,255,028

OPERATING COSTS AND EXPENSES:
Losses and loss expenses	597,907	585,964	1,718,355	1,793,676
Other operating costs and expenses	369,217	353,122	1,108,007	1,075,983
Expenses from wholly-owned investees	60,963	49,849	159,871	126,594
Interest expense	26,725	21,599	78,780	62,036

Total operating costs and expenses	1,054,812	1,010,534	3,065,013	3,058,289

Income before income taxes	121,300	125,775	427,714	196,739
Income tax expense	(27,631)	(27,987)	(105,040)	(21,803)

Net income before noncontrolling interests	93,669	97,788	322,674	174,936
Noncontrolling interests	(50)	(66)	(238)	(173)

Net income to common stockholders	$93,619	$97,722	$322,436	$174,763

NET INCOME PER SHARE:
Basic	$0.64	$0.61	$2.14	$1.09
Diluted	$0.61	$0.59	$2.05	$1.05

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2010	2009

COMMON STOCK:

Beginning and end of period	$47,024	$47,024

ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$926,359	$920,241
Stock options exercised and restricted units issued including tax benefit	(12,239)	(12,706)
Restricted stock units expensed	18,772	18,080
Stock options expensed	—	9
Stock issued to directors	198	122

End of period	$933,090	$925,746

RETAINED EARNINGS:
Beginning of period	$3,785,187	$3,514,531
Net income to common stockholders	322,436	174,763
Dividends	(29,826)	(28,843)

End of period	$4,077,797	$3,660,451

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$219,394	$(142,216)
Unrealized gains on securities not other-than-temporarily impaired	230,804	399,510
Unrealized gains (losses) on other-than-temporarily impaired securities	437	(8,221)

End of period	450,635	249,073

Currency translation adjustments:
Beginning of period	(40,371)	(72,475)
Net change in period	765	27,255

End of period	(39,606)	(45,220)

Net pension asset:
Beginning of period	(15,816)	(14,268)
Net change in period	1,681	1,475
End of period	(14,135)	(12,793)

Total accumulated other comprehensive income	$396,894	$191,060

TREASURY STOCK:
Beginning of period	$(1,325,710)	$(1,206,518)
Stock exercised/vested	17,054	16,494
Stock repurchased	(319,293)	(31,842)
Stock issued to directors	536	630

End of period	$(1,627,413)	$(1,221,236)

NONCONTROLLING INTERESTS:
Beginning of period	$5,879	$5,361
Contributions/(distributions)	581	(94)
Net income	238	173
Other comprehensive income, net of tax	11	60

End of period	$6,709	$5,500

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income before noncontrolling interests	$93,669	$97,788	$322,674	$174,936

Other comprehensive income:

Change in unrealized foreign exchange gains (losses)	17,985	(1,800)	765	27,255

Unrealized holding gains on investment securities arising during the period, net of taxes	125,329	220,365	245,908	353,199
Reclassification adjustment for net investment gains (losses) included in net income, net of taxes	(3,364)	(2,653)	(14,656)	38,150
Change in unrecognized pension obligation, net of taxes	561	492	1,681	1,475

Other comprehensive income	140,511	216,404	233,698	420,079

Comprehensive income	234,180	314,192	556,372	595,015

Comprehensive income to the noncontrolling interests	(53)	(85)	(249)	(233)

Comprehensive income to common stockholders	$234,127	$314,107	$556,123	$594,782

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	For the Nine Months
	Ended September 30,
	2010	2009

CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$322,436	$174,763
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(22,650)	58,829
Depreciation and amortization	64,063	56,167
Noncontrolling interests	238	173
Investment funds	30,879	179,761
Stock incentive plans	20,357	18,709
Change in:
Securities trading account	(6,426)	(417,236)
Investment in arbitrage funds	23,293	(8,790)
Trading account receivables from brokers and clearing organizations	71,036	(72,756)
Trading account securities sold but not yet purchased	(78,009)	92,339
Premiums and fees receivable	(21,559)	(17,380)
Due from reinsurers	(44,694)	(36,996)
Accrued investment income	(12,303)	(2,730)
Prepaid reinsurance premiums	16,780	(33,097)
Deferred policy acquisition costs	(20,819)	(12,882)
Deferred income taxes	19,655	(35,973)
Other assets	(19,716)	7,472
Reserves for losses and loss expenses	7,371	88,199
Unearned premiums	72,580	57,168
Due to reinsurers	2,630	39,331
Other liabilities	(34,425)	30,226

Net cash from operating activities	390,717	165,297

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,264,497	1,907,866
Equity securities	79,344	123,693
Return of capital from investment funds	26,643	4,239
Proceeds from maturities and prepayments of fixed maturity securities	922,453	932,945
Cost of purchases, excluding trading account:
Fixed maturity securities	(1,944,374)	(3,889,392)
Equity securities	(123,623)	(21,158)
Contributions to investment funds	(45,151)	(50,372)
Change in loans receivable	22,251	(11,994)
Net additions to real estate, furniture and equipment	(36,688)	(17,107)
Change in balances due to security brokers	56,129	201,119
Payment for business purchased, net of cash acquired	—	(33,812)

Net cash from (used in) investing activities	221,481	(853,973)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Purchase of common treasury shares	(319,293)	(31,842)
Net proceeds from issuance of debt	305,637	321,171
Cash dividends to common stockholders	(30,947)	(28,843)
Bank deposits received	8,649	18,497
(Repayments to) advances from federal home loan bank	(8,300)	1,515
Net proceeds from stock options exercised	4,720	2,640
Repayment of debt	(165,160)	(3,590)
Other, net	(236)	(76)

Net cash (used in) from financing activities	(204,930)	279,472

Net impact on cash due to change in foreign exchange rates	(500)	10,761

Net increase (decrease) in cash and cash equivalents	406,768	(398,443)
Cash and cash equivalents at beginning of year	515,430	1,134,835

Cash and cash equivalents at end of period	$922,198	$736,392

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) General
The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Reclassifications have been made in the 2009 financial statements as originally reported to conform to the presentation of the 2010 financial statements.
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Basic	147,079	160,468	150,556	160,520
Diluted	154,160	166,736	157,054	166,765
(3) Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that: (i) eliminates the concept of qualifying “special-purpose entity” (“SPE”); (ii) alters the requirement for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations. This guidance was effective as of January 1, 2010. The adoption of this guidance did not have a material impact our financial condition or results of operations.
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

In January 2010, the FASB issued guidance that requires additional disclosures regarding fair value measurements. The guidance requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers in or out of Level 3 and separate information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. Portions of the guidance are effective for interim and annual reporting periods beginning after December 15, 2009, which we adopted effective January 1, 2010, and the remaining guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this remaining guidance will expand the disclosures related to fair value measurements in the notes to the Company’s consolidated financial statements.
In October 2010, the FASB issued changes to existing accounting guidance regarding the treatment of costs associated with acquiring or renewing insurance contracts. We currently defer these expenses, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, and amortize them over the periods in which the related premiums are earned. This updated guidance is effective for periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.
(4) Investments in Fixed Maturity Securities
At September 30, 2010 and December 31, 2009, investments in fixed maturity securities were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	Losses	Value	Value

September 30, 2010
Held to maturity:
State and municipal	$70,973	$9,992	$—	$80,965	$70,973
Residential mortgage-backed	40,052	4,979	—	45,031	40,052
Corporate	4,995	332	—	5,327	4,995

Total held to maturity	116,020	15,303	—	131,323	116,020

Available for sale:
U.S. government and government agency	1,365,193	82,308	(584)	1,446,917	1,446,917
State and municipal (1)	5,445,152	334,604	(19,769)	5,759,987	5,759,987
Mortgage-backed securities:
Residential (2)	1,335,603	65,396	(11,798)	1,389,201	1,389,201
Commercial	43,341	317	(6,994)	36,664	36,664
Corporate	2,038,034	145,506	(20,602)	2,162,938	2,162,938
Foreign	449,659	25,518	(147)	475,030	475,030

Total available for sale	10,676,982	653,649	(59,894)	11,270,737	11,270,737

Total investment in fixed maturity securities	$10,793,002	$668,952	$(59,894)	$11,402,060	$11,386,757

December 31, 2009
Held to maturity:
State and municipal	$70,847	$6,778	$(739)	$76,886	$70,847
Residential mortgage-backed	44,318	2,984	—	47,302	44,318
Corporate	4,994	—	(13)	4,981	4,994

Total held to maturity	120,159	9,762	(752)	129,169	120,159

Available for sale:
U.S. government and government agency	1,677,579	40,358	(3,784)	1,714,153	1,714,153
State and municipal (1)	5,551,632	238,271	(41,048)	5,748,855	5,748,855
Mortgage-backed securities:
Residential (2)	1,537,331	38,229	(44,343)	1,531,217	1,531,217
Commercial	47,292	—	(12,069)	35,223	35,223
Corporate	1,719,874	59,082	(35,574)	1,743,382	1,743,382
Foreign	394,711	12,323	(826)	406,208	406,208

Total available for sale	10,928,419	388,263	(137,644)	11,179,038	11,179,038

Total investment in fixed maturity securities	$11,048,578	$398,025	$(138,396)	$11,308,207	$11,299,197

(1)	Gross unrealized losses for state and municipal securities include $1,120,000 and $340,000 as of September 30, 2010 and December 31, 2009, respectively, related to the non-credit portion of other than temporary impairments (“OTTI”) recognized in other comprehensive income.

(2)	Gross unrealized losses for residential mortgage-backed securities include $3,633,000 and $5,085,000 as of September 30, 2010 and December 31, 2009, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations:

	Amortized
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$622,449	$633,658
Due after one year through five years	2,856,080	3,025,539
Due after five years through ten years	2,807,836	3,038,194
Due after ten years	3,087,641	3,233,773
Mortgage-backed securities	1,418,996	1,470,896

Total	$10,793,002	$11,402,060

At September 30, 2010, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.
(5) Statements of Cash Flow
Interest payments were $92,531,000 and $69,827,000 in the nine months ended September 30, 2010 and 2009, respectively. Income taxes paid (refunded) were $80,113,000 and ($451,000) in the nine months ended September 30, 2010 and 2009, respectively.
(6) Investments in Equity Securities Available for Sale
At September 30, 2010 and December 31, 2009, investments in equity securities available for sale were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	Losses	Value	Value

September 30, 2010
Common stocks	$125,513	$103,032	$(910)	$227,635	$227,635
Preferred stocks	236,338	11,178	(13,360)	234,156	234,156

Total	$361,851	$114,210	$(14,270)	$461,791	$461,791

December 31, 2009
Common stocks	$27,237	$97,554	$(5,731)	$119,060	$119,060
Preferred stocks	285,490	9,745	(12,928)	282,307	282,307

Total	$312,727	$107,299	$(18,659)	$401,367	$401,367

(7) Arbitrage Trading Account and Arbitrage Funds
The fair value and carrying value of the arbitrage trading account and arbitrage funds and related assets and liabilities were as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Arbitrage trading account	$472,209	$465,783
Investment in arbitrage funds	60,127	83,420

Related assets and liabilities:
Receivables from brokers	239,006	310,042
Securities sold but not yet purchased	(65,876)	(143,885)

(8) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Investment income earned on:
Fixed maturity securities, including cash	$122,617	$125,745	$373,375	$368,343
Equity securities available for sale	2,723	3,650	8,716	15,724
Arbritage trading account (1)	13,651	12,242	26,005	29,841

Gross investment income	138,991	141,637	408,096	413,908
Investment expense	(804)	(608)	(2,875)	(2,528)

Net investment income	$138,187	$141,029	$405,221	$411,380

(1)	Investment income earned from arbitrage trading account activity includes net unrealized trading losses of $2,228,000 and gains of $3,424,000 in the three months ended September 30, 2010 and 2009, respectively, and net unrealized trading losses of $1,990,000 and gains of $4,922,000 in the nine months ended September 30, 2010 and 2009, respectively.
(9) Investment Funds
The carrying value of investment funds (which are recorded on a one-quarter lag) include the following:

	Carrying Value
	as of
	September 30,	December 31,
(Dollars in thousands)	2010	2009

Real estate	$196,446	$193,178
Energy	88,813	106,213
Other	123,745	119,489

Total	$409,004	$418,880

Income (losses) from investment funds (which are recorded on a one-quarter lag) include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Real estate	$(3,353)	$(22,652)	$(7,259)	$(153,525)
Energy	(14,293)	(3,343)	(344)	(21,760)
Other	(1,398)	338	(5,183)	(3,267)

Total	$(19,044)	$(25,657)	$(12,786)	$(178,552)

(10) Loans Receivable
The amortized cost of loans receivable was $358 million and $382 million at September 30, 2010 and December 31, 2009, respectively. Amortized cost is net of a valuation allowance of $16.4 million and $13.8 million, respectively, for the stated periods. For the nine months ended September 30, 2010, the Company increased its valuation allowance by $2.6 million. The nine largest loans have an aggregate amortized cost of $280 million and an aggregate fair value of $221 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and June 2014. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%), with properties located primarily in New York City, California, Hawaii, Boston and Philadelphia.

(11) Realized and Unrealized Investment Gains (Losses)
     Realized and unrealized investment gains (losses) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Realized investment gains (losses):
Fixed maturity securities:
Gains	$5,669	$9,847	$27,519	$36,468
Losses	(2,956)	(1,173)	(6,214)	(2,751)
Equity securities available for sale	2,974	156	3,765	36,180
Other	—	—	224	—
Sales of investment funds	640	764	1,061	2,313
Provision for OTTI (1)	(1,123)	(5,316)	(3,705)	(139,448)
Less investment impairments recognized in other comprehensive income	—	(195)	—	8,409

Total net investment gains (losses) before income taxes	5,204	4,083	22,650	(58,829)
Income taxes	(1,840)	(1,430)	(7,994)	20,679

Total net investment gains (losses)	$3,364	$2,653	$14,656	$(38,150)

Change in unrealized gains (losses) of available for sales securities:
Fixed maturity securities	$163,180	$226,656	$341,503	$465,208
Less non-credit portion of OTTI recognized in other comprehensive income	(826)	195	673	(8,409)
Equity securities available for sale	23,570	99,090	11,300	136,502
Investment funds	1,707	5,416	2,006	9,648
Cash and cash equivalents	—	—	(1)	(76)

Total change in unrealized gains before income taxes and noncontrolling interests	187,631	331,357	355,481	602,873
Income taxes	(65,666)	(113,645)	(124,229)	(211,524)
Noncontrolling interests	(3)	(19)	(11)	(60)

Total change in unrealized gains	$121,962	$217,693	$231,241	$391,289

(1)	Includes change in valuation allowance for loans receivable of $2.6 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.

(12) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at September 30, 2010 and December 31, 2009 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2010
U.S. government and agency	$38,232	$564	$7,081	$20	$45,313	$584
State and municipal	180,928	1,201	168,911	18,568	349,839	19,769
Mortgage-backed securities	107,822	1,122	188,497	17,670	296,319	18,792
Corporate	141,538	4,736	127,728	15,866	269,266	20,602
Foreign	27,546	147	—	—	27,546	147

Fixed maturity securities	496,066	7,770	492,217	52,124	988,283	59,894
Common stocks	14,076	910	—	—	14,076	910
Preferred stocks	16,970	3,648	78,037	9,712	95,007	13,360

Equity securities	31,046	4,558	78,037	9,712	109,083	14,270

Total	$527,112	$12,328	$570,254	$61,836	$1,097,366	$74,164

December 31, 2009
U.S. government and agency	$389,745	$3,653	$7,361	$131	$397,106	$3,784
State and municipal	376,914	12,971	443,666	28,816	820,580	41,787
Mortgage-backed securities	306,840	12,719	260,519	43,693	567,359	56,412
Corporate	194,690	13,958	172,656	21,629	367,346	35,587
Foreign	81,368	826	—	—	81,368	826

Fixed maturity securities	1,349,557	44,127	884,202	94,269	2,233,759	138,396
Common stocks	19,948	5,731	—	—	19,948	5,731
Preferred stocks	9,951	76	163,985	12,852	173,936	12,928

Equity securities	29,899	5,807	163,985	12,852	193,884	18,659

Total	$1,379,456	$49,934	$1,048,187	$107,121	$2,427,643	$157,055

          Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2010 is presented in the table below:

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

Unrealized loss less than $5 million:
Mortgage-backed securities	9	$73,859	$7,053
Corporate	9	59,432	4,430
State and municipal	5	34,576	5,417
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	30,155	6,845

Total	24	$198,022	$23,745

(1)	This investment is secured by 99 properties comprising approximately 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2011 can be extended at the borrower’s option through February 2012 provided that there is no continuing default. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be below the current fair values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be OTTI.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Beginning balance of amounts related to credit losses	$5,661	$2,610	$5,661	$—
Additions for amounts related to credit losses	—	2,200	—	4,810

Ending balance of amounts related to credit losses	$5,661	$4,810	$5,661	$4,810

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

Preferred Stocks — At September 30, 2010, there were seven preferred stocks in an unrealized loss position, with an aggregate fair value of $95 million and a gross unrealized loss of $13 million. This includes investments in Fannie Mae and Freddie Mac securities that were written-down to fair value, which was approximately 4% of original cost, in 2008. Since that time, the trading volume for these stocks has been low and the stock price has been volatile. These two securities had a fair value of $2 million and an unrealized loss of $4 million at September 30, 2010. The Company does not consider any of the preferred stocks to be OTTI.

Common Stocks — At September 30, 2010, the Company owned one common stock in an unrealized loss position with an aggregate fair value of $14 million and an aggregate unrealized loss of $1 million. The Company does not consider this security to be OTTI.

Loans Receivable — The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, a valuation reserve is established with a charge to net investment losses. Loans receivable are reported net of a valuation reserve of $16.4 million and $13.8 million at September 30, 2010 and December 31, 2009, respectively.
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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of September 30, 2010 and December 31, 2009 by level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

September 30, 2010
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,446,917	$—	$1,446,917	$—
State and municipal	5,759,987	—	5,759,987	—
Mortgage-backed securities	1,425,865	—	1,425,865	—
Corporate	2,162,938	—	2,069,233	93,705
Foreign	475,030	—	475,030	—

Total fixed maturity securities available for sale	11,270,737	—	11,177,032	93,705

Equity securities available for sale:
Common stocks	227,635	135,875	90,201	1,559
Preferred stocks	234,156	—	157,833	76,323

Total equity securities available for sale	461,791	135,875	248,034	77,882

Arbitrage trading account	472,209	471,730	479	0

Total	$12,204,737	$607,605	$11,425,545	$171,587

Liabilities:
Securities sold but not yet purchased	$65,876	$65,876	$—	$—

December 31, 2009
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,714,153	$—	$1,714,153	$—
State and municipal	5,748,855	—	5,748,855	—
Mortgage-backed securities	1,566,440	—	1,540,540	25,900
Corporate	1,743,382	—	1,653,222	90,160
Foreign	406,208	—	406,208	—

Total fixed maturity securities available for sale	11,179,038	—	11,062,978	116,060

Equity securities available for sale:
Common stocks	119,060	11,295	106,206	1,559
Preferred stocks	282,307	—	227,594	54,713

Total equity securities available for sale	401,367	11,295	333,800	56,272

Arbitrage trading account	465,783	465,430	—	353

Total	$12,046,188	$476,725	$11,396,778	$172,685

Liabilities:
Securities sold but not yet purchased	$143,885	$143,885	$—	$—

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2010.

The following tables summarize changes in Level 3 assets for the three and nine months ended September 30, 2010:

		Gains (Losses) Included in:
			Other	Purchases
	Beginning		Comprehensive	(Sales)	Transfers	Ending
(Dollars in thousands)	Balance	Earnings	Income	(Maturities)	In/(Out)	Balance

For the three months ended September 30, 2010
Fixed maturity securities available for sale:
Corporate	$78,522	$(149)	$2,334	$10,598	$2,400	$93,705

Total	78,522	(149)	2,334	10,598	2,400	93,705

Equity securities available for sale:
Common stocks	1,559	—	—	—	—	1,559
Preferred stocks	63,432	—	3,727	9,164	—	76,323

Total	64,991	—	3,727	9,164	—	77,882

Arbitrage trading account	353	(353)	—	—	—	—

Total	$143,866	$(502)	$6,061	$19,762	$2,400	$171,587

For the nine months ended September 30, 2010
Fixed maturity securities available for sale:
Mortgage-backed securities	$25,900	$—	$—	$—	$(25,900)	$—
Corporate	90,160	74	2,094	(1,023)	2,400	93,705

Total	116,060	74	2,094	(1,023)	(23,500)	93,705

Equity securities available for sale:
Common stocks	1,559	—	—	—	—	1,559
Preferred stocks	54,713	—	2,068	19,542	—	76,323

Total	56,272	—	2,068	19,542	—	77,882

Arbitrage trading account	353	(353)	—	—	—	—

Total	$172,685	$(279)	$4,162	$18,519	$(23,500)	$171,587

For the nine months ended September 30, 2010, a mortgage-backed security was transferred from Level 3 to Level 2 as the Company was able to obtain a quotation from a third party broker dealer. In addition, the Company received a Level 3 corporate security in exchange for a private equity investment fund previously accounted for as an equity investment.

(14) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Written premiums:
Direct	$962,872	$913,602	$2,854,951	$2,760,505
Assumed	158,523	183,138	506,033	539,054
Ceded	(134,689)	(127,411)	(428,974)	(397,846)

Total net premiums written	$986,706	$969,329	$2,932,010	$2,901,713

Earned premiums:
Direct	$947,314	$912,462	$2,779,044	$2,765,446
Assumed	162,783	163,414	482,628	474,858
Ceded	(142,800)	(132,736)	(415,686)	(366,784)

Total net premiums earned	$967,297	$943,140	$2,845,986	$2,873,520

Ceded losses incurred	$88,928	$78,889	$315,580	$199,492

The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $4 million as of September 30, 2010 and December 31, 2009, respectively.
(15) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturity securities	$11,386,757	$11,402,060	$11,299,197	$11,308,207
Equity securities available for sale	461,791	461,791	401,367	401,367
Arbitrage trading account	472,209	472,209	465,783	465,783
Investment in arbitrage funds	60,127	60,127	83,420	83,420
Loans receivable	357,805	303,247	381,591	285,122
Cash and cash equivalents	922,198	922,198	515,430	515,430
Trading account receivables from brokers and clearing organizations	239,006	239,006	310,042	310,042
Liabilities:
Trading account securities sold but not yet purchased	65,876	65,876	143,885	143,885
Due to broker	61,741	61,741	5,612	5,612
Junior subordinated debentures	242,733	251,500	249,793	242,217
Senior notes and other debt	1,494,207	1,618,894	1,345,481	1,386,802
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

(16) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. Grants of RSUs are made periodically, generally twice within a five-year period. A summary of RSUs issued in 2010 and 2009 follows (dollars in thousands):

	Units	Fair Value

Three months ended September 30:
2010	1,472,150	$38,763
2009	50,500	$1,253

Nine months ended September 30:
2010	2,226,650	$58,456
2009	105,500	$2,546
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

	Revenues
		Investment			Pre-Tax	Net
	Earned	Income and			Income	Income
(Dollars in thousands)	Premiums	Funds	Other	Total	(Loss)	(Loss)

For the the three months ended September 30, 2010:
Specialty	$326,239	$40,814	$765	$367,818	$61,989	$45,268
Regional	268,089	18,413	782	287,284	22,946	17,159
Alternative markets	148,830	28,136	20,631	197,597	42,007	30,734
Reinsurance	103,126	19,779	—	122,905	26,508	19,641
International	121,013	8,722	—	129,735	12,712	8,217
Corporate, other and eliminations (1)	—	3,279	62,290	65,569	(50,066)	(30,764)
Net investment gains	—	—	5,204	5,204	5,204	3,364

Consolidated	$967,297	$119,143	$89,672	$1,176,112	$121,300	$93,619

For the the three months ended September 30, 2009:
Specialty	$326,645	$40,439	$964	$368,048	$56,211	$42,953
Regional	276,369	18,505	804	295,678	30,287	22,625
Alternative markets	149,606	26,221	20,334	196,161	42,713	31,634
Reinsurance	107,045	22,742	—	129,787	26,261	20,348
International	83,475	4,069	—	87,544	9,496	4,147
Corporate, other and eliminations (1)	—	3,396	51,612	55,008	(43,276)	(26,638)
Net investment gains	—	—	4,083	4,083	4,083	2,653

Consolidated	$943,140	$115,372	$77,797	$1,136,309	$125,775	$97,722

For the the nine months ended September 30, 2010:
Specialty	$955,705	$133,027	$2,383	$1,091,115	$212,836	$154,559
Regional	798,387	60,995	2,448	861,830	90,415	66,205
Alternative markets	458,842	90,658	59,228	608,728	138,563	101,117
Reinsurance	308,316	75,210	—	383,526	91,085	68,373
International	324,736	25,105	—	349,841	19,671	13,631
Corporate, other and eliminations (1)	—	7,440	167,597	175,037	(147,506)	(96,105)
Net investment gains	—	—	22,650	22,650	22,650	14,656

Consolidated	$2,845,986	$392,435	$254,306	$3,492,727	$427,714	$322,436

For the the nine months ended September 30, 2009:
Specialty	$1,030,625	$75,115	$2,737	$1,108,477	$149,875	$115,559
Regional	843,888	34,355	2,057	880,300	60,329	47,511
Alternative markets	452,908	51,706	69,154	573,768	110,108	84,057
Reinsurance	306,925	45,661	—	352,586	50,488	43,844
International	239,174	18,806	—	257,980	16,384	10,050
Corporate, other and eliminations (1)	—	7,185	133,561	140,746	(131,616)	(88,108)
Net investment losses	—	—	(58,829)	(58,829)	(58,829)	(38,150)

Consolidated	$2,873,520	$232,828	$148,680	$3,255,028	$196,739	$174,763

Identifiable assets by segment are as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Specialty	$5,897,874	$5,589,666
Regional	2,738,462	2,741,269
Alternative markets	3,826,759	3,643,214
Reinsurance	3,062,702	3,142,017
International	1,305,084	1,118,994
Corporate, other and eliminations (1)	981,970	1,093,436

Consolidated	$17,812,851	$17,328,596

(1)	Corporate, other and eliminations represent corporate revenues and expenses, net investment gains and losses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Specialty
Premises operations	$98,699	$104,313	$286,458	$344,062
Property	56,525	48,811	156,447	149,574
Professional liability	52,092	44,020	147,129	126,457
Commercial automobile	23,870	30,065	87,106	103,829
Products liability	30,056	45,046	98,684	148,469
Other	64,997	54,390	179,881	158,234

Total specialty	326,239	326,645	955,705	1,030,625

Regional
Commercial multiple peril	97,642	100,691	290,755	307,571
Commercial automobile	75,082	80,014	226,719	243,321
Workers’ compensation	53,788	55,850	160,466	174,661
Other	41,577	39,814	120,447	118,335

Total regional	268,089	276,369	798,387	843,888

Alternative Markets
Primary workers’ compensation	64,421	59,204	192,393	181,265
Excess workers’ compensation	53,485	63,965	169,536	194,179
Other	30,924	26,437	96,913	77,464

Total alternative markets	148,830	149,606	458,842	452,908

Reinsurance
Casualty	82,273	79,018	230,418	247,387
Property	20,853	28,027	77,898	59,538

Total reinsurance	103,126	107,045	308,316	306,925

International	121,013	83,475	324,736	239,174

Total	$967,297	$943,140	$2,845,986	$2,873,520

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
          Increased competition in the industry in recent years and the impact of the economic downturn have put pressure on pricing and terms and conditions. As property casualty insurance became more competitive, insurance rates decreased across most business lines from 2005 through 2008. Although this trend began to moderate in 2009 and pricing has stabilized in most areas, current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. Price changes are reflected in the Company’s results over time as premiums are earned.
          The Company’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, which are at historically low levels, as well as the credit quality and duration of the securities. The Company also invests in equity securities, merger arbitrage, private equity investments and real estate related investments.
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
          Our net reserves for losses and loss expenses of $8.1 billion as of September 30, 2010 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
          Approximately $1.6 billion, or 20%, of the Company’s net loss reserves as of September 30, 2010 relate to the reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

          Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2010 and December 31, 2009:

(Dollars in thousands)	2010	2009

Specialty	$2,928,173	$2,972,562
Regional	1,305,395	1,341,451
Alternative markets	1,849,654	1,771,114
Reinsurance	1,589,971	1,699,052
International	426,601	363,603

Net reserves for losses and loss expenses	8,099,794	8,147,782
Ceded reserves for losses and loss expenses	1,035,362	923,889

Gross reserves for losses and loss expenses	$9,135,156	$9,071,671

          Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2010 and December 31, 2009:

	Reported Case	Incurred But
(Dollars in thousands)	Reserves	Not Reported	Total

September 30, 2010
General liability	$886,587	$2,061,808	$2,948,395
Workers’ compensation (1)	1,147,407	1,037,264	2,184,671
Commercial automobile	342,011	187,708	529,719
International	176,446	250,155	426,601
Other	166,649	253,788	420,437

Total primary	2,719,100	3,790,723	6,509,823
Reinsurance (1)	644,209	945,762	1,589,971

Total	$3,363,309	$4,736,485	$8,099,794

December 31, 2009
General liability	$845,889	$2,159,611	$3,005,500
Workers’ compensation (1)	1,094,800	1,019,552	2,114,352
Commercial automobile	393,534	196,060	589,594
International	145,807	217,796	363,603
Other	143,336	232,345	375,681

Total primary	2,623,366	3,825,364	6,448,730
Reinsurance (1)	688,593	1,010,459	1,699,052

Total	$3,311,959	$4,835,823	$8,147,782

(1)	Workers’ compensation and reinsurance reserves are net of an aggregate net discount of $898 million and $877 million as of September 30, 2010 and December 31, 2009, respectively.

          The following table presents development in our estimate of claims occurring in prior years:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Favorable (unfavorable) reserve development:
Specialty	$13,461	$18,707	$70,511	$58,026
Regional	19,264	13,936	68,892	28,376
Alternative markets	6,931	11,071	17,485	35,352
Reinsurance	8,852	11,174	39,247	33,780
International	(661)	4,962	2,826	8,592

Total favorable (unfavorable) reserve development	47,847	59,850	198,961	164,126

Premium offsets (1):
Specialty	2,525	(5,285)	211	(5,285)
Alternative markets	499	(2,287)	75	(2,287)
Reinsurance	(330)	(5,269)	(19,363)	(22,103)

Net development	$50,541	$47,009	$179,884	$134,451

(1)	Represents portion of reserve development that was offset by an increase (decrease) in earned premiums.
          For the nine months ended September 30, 2010, estimates for claims occurring in prior years decreased by $199 million, before premium offsets, and by $180 million, net of premium offsets. The favorable reserve development in 2010 was primarily attributable to accident years 2006 through 2009. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
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
          Regional — The favorable reserve development for the regional segment during 2010 was primarily related to commercial multi-peril, commercial automobile and workers’ compensation business. The favorable reserve development resulted mainly from lower loss emergence on known case reserves relative to historical levels. The favorable reserve development also reflects lower than anticipated claim frequency on commercial automobile business, which the Company believes is due, in part, to a reduction in miles driven by insured vehicles as a result of the economic downturn. The favorable reserve development in 2010 was primarily attributable to accident years 2005 through 2009.
          Reinsurance — Estimates for claims occurring in prior years decreased by $20 million, net of premium offsets, for the nine months ended September 30, 2010. The majority of the favorable development for the reinsurance segment during 2010 was related to the Company’s participation in a Lloyd’s of London syndicate. The favorable development resulted from a re-evaluation of the syndicate’s loss reserves for underwriting years 2008 through 2009 in connection with its annual year-end review of loss reserves that was completed in the first quarter of 2010.

          Loss Reserve Discount — The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.7%. As of September 30, 2010, the aggregate blended discount rates ranged from 2.7% to 6.5%, with a weighted average discount rate of 4.4%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $898 million and $877 million as of September 30, 2010 and December 31, 2009, respectively.
          Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $67 million and $58 million at September 30, 2010 and December 31, 2009, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
          Other-Than-Temporary Impairments (OTTI) of Investments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. An other-than-temporary decline is considered to occur in investments where there has been a sustained reduction in market value and where the Company does not expect to recover the cost basis of the investment prior to the time of sale or maturity. Since equity securities do not have a contractual cash flow or maturity, the Company considers whether the fair value of an equity security is expected to recover within a reasonable period of time.
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

          The following table provides a summary of all fixed maturity securities in an unrealized loss position as of September 30, 2010:

	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

Unrealized loss less than 20% of amortized cost	117	$949,691	$44,416
Unrealized loss of 20% or greater:
Twelve months and longer	9	38,592	15,478

Total	126	$988,283	$59,894

                    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2010 is presented in the table below:

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

Unrealized loss less than $5 million:
Mortgage-backed securities	9	$73,859	$7,053
Corporate	9	59,432	4,430
State and municipal	5	34,576	5,417
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	30,155	6,845

Total	24	$198,022	$23,745

(1)	This investment is secured by 99 properties comprising approximately 30 million square feet of office space located primarily in Boston, Northern California and Los Angeles. The current debt maturity of February 2011 can be extended at the borrower’s option through February 2012 provided that there is no continuing default. The Company believes the amount of outstanding debt for the Company’s debt layer and all debt layers senior to the Company’s debt layer to be below the current fair values for the underlying properties. Based on the portfolio’s stable performance (e.g., occupancy rates, lease terms and debt service coverage) and on there being substantial subordinate capital, the Company does not consider the investment to be OTTI.
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
          Preferred Stocks — At September 30, 2010, there were seven preferred stocks in an unrealized loss position, with an aggregate fair value of $95 million and a gross unrealized loss of $13 million. This includes investments in Fannie Mae and Freddie Mac securities that were written-down to fair value, which was approximately 4% of original cost, in 2008. Since that time, the trading volume for these stocks has been low and the stock price has been volatile. These two securities had a fair value of $2 million and an unrealized loss of $4 million at September 30, 2010. The Company does not consider any of the preferred stocks to be OTTI.
          Common Stocks — At September 30, 2010, the Company owned one common stock in an unrealized loss position with an aggregate fair value of $14 million and an aggregate unrealized loss of $1 million. The Company does not consider these securities to be OTTI.
          Loans Receivable — The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, a valuation reserve is established with a charge to net realized capital losses. Loans receivable are reported net of a valuation reserve of $16.4 million and $13.8 million at September 30, 2010 and December 31, 2009, respectively.

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
          The following table summarizes pricing methods for fixed maturity securities available for sale as of September 30, 2010 (dollars in thousands):

	Carrying	Percent
	Value	of Total
Pricing source:
Independent pricing services	$10,485,361	93.0%
Syndicate manager	99,080	0.9%
Directly by the Company based on:
Observable data	594,991	5.3%
Par value	1,250	0.0%
Cash flow model	90,055	0.8%

Total	$11,270,737	100.0%

          Independent pricing services — The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company conducts interviews with the pricing services to gain an understanding of how different types of securities are priced. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2010, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.

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

Results of Operations for the Nine Months Ended September 30, 2010 and 2009
Business Segment Results
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2010 and 2009. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2010	2009

Specialty
Gross premiums written	$1,131,216	$1,112,155
Net premiums written	975,188	961,752
Premiums earned	955,705	1,030,625
Loss ratio	59.0%	62.2%
Expense ratio	32.7%	30.6%
GAAP combined ratio	91.7%	92.8%

Regional
Gross premiums written	$889,362	$951,676
Net premiums written	802,691	836,862
Premiums earned	798,387	843,888
Loss ratio	60.7%	63.4%
Expense ratio	35.5%	33.5%
GAAP combined ratio	96.2%	96.9%

Alternative Markets
Gross premiums written	$572,518	$554,327
Net premiums written	479,565	494,415
Premiums earned	458,842	452,908
Loss ratio	65.9%	64.1%
Expense ratio	25.8%	25.4%
GAAP combined ratio	91.7%	89.5%

Reinsurance
Gross premiums written	$323,800	$355,852
Net premiums written	304,832	330,851
Premiums earned	308,316	306,925
Loss ratio	53.5%	59.1%
Expense ratio	41.4%	39.3%
GAAP combined ratio	94.9%	98.4%

International
Gross premiums written	$444,088	$325,549
Net premiums written	369,734	277,833
Premiums earned	324,736	239,174
Loss ratio	62.8%	61.1%
Expense ratio	40.9%	39.1%
GAAP combined ratio	103.7%	100.2%

Consolidated
Gross premiums written	$3,360,984	$3,299,559
Net premiums written	2,932,010	2,901,713
Premiums earned	2,845,986	2,873,520
Loss ratio	60.4%	62.4%
Expense ratio	34.3%	32.3%
GAAP combined ratio	94.7%	94.7%

          Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2010 and 2009 (amounts in thousands, except per share data):

	2010	2009

Net income to common stockholders	$322,436	$174,763
Weighted average diluted shares	157,054	166,765
Net income per diluted share	$2.05	$1.05

          The Company reported net income of $322 million in 2010 compared to $175 million in 2009. The increase in net income is primarily due to improved investment results. Losses from investment funds (which are recorded on a one quarter lag) were $13 million in 2010 compared with $179 million in 2009. Other-than-temporary investment impairments were $4 million in 2010 compared with $139 million in 2009. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010 and 2009.
          Premiums Written. Gross premiums written were $3,361 million in 2010, an increase of 2% from 2009. Gross premiums for recently started operating units (companies that began operations since 2006) were up 46% to $592 million in 2010 from $404 million in 2009. Approximately 77.2% of policies expiring in the first nine months of 2010 were renewed, compared with 77.4% of policies expiring in the first nine months of 2009 that were renewed. The average price of policies renewed in the first nine months of 2010 declined 0.3% from the same period in 2009.
          Increased competition in the industry in recent years and the impact of the economic downturn have put pressure on pricing and terms and conditions. As property casualty insurance became more competitive, insurance rates decreased across most business lines beginning in 2005. Although this trend began to moderate in 2009 and pricing has stabilized in most areas, current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. In particular, commercial automobile and products liability in the specialty segment experienced significant declines in gross written premiums in the nine months ended September 30, 2010. A summary of gross premiums written in 2010 compared with 2009 by line of business within each business segment follows:
•	Specialty gross premiums increased by 2% to $1,131 million in 2010 from $1,112 million in 2009. Gross premiums written decreased 28% for commercial automobile and 20% for products liability and increased 12% for property lines, 7% for professional liability and 1% for premises operations.

•	Regional gross premiums decreased by 7% to $889 million in 2010 from $952 million in 2009. Gross premiums written decreased 7% for workers’ compensation, 6% for commercial automobile and 4% for commercial multiple perils. Gross premiums include assigned risk premiums, which are fully reinsured, of $27 million in 2010, down from $54 million in 2009 due to the transfer of certain assigned risk premiums from the regional segment to the alternative markets segment in 2010.

•	Alternative markets gross premiums increased by 3% to $573 million in 2010 from $554 million in 2009. Gross premiums written decreased 17% for excess workers’ compensation and 1% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $51 million in 2010, up from $15 million in 2009, reflecting the above transfer from the regional segment in 2010.

•	Reinsurance gross premiums decreased by 9% to $324 million in 2010 from $356 million in 2009. Gross premiums written decreased 10% to $235 million for casualty business and 5% to $89 million for property business.

•	International gross premiums increased by 36% to $444 million in 2010 from $326 million in 2009. The increase is primarily due to an increase in business written by our new operating units in Canada, Norway and Brazil and our new Lloyd’s syndicate. These increases were partially offset by a decline in premiums written in Korea.
          Ceded reinsurance premiums as a percentage of gross written premiums increased to 13% in 2010 from 12% in 2009. The increase was primarily due to ceded premiums for recently started operating units, which have a higher ceded premium percentage than mature operating units. Net premiums written were $2,932 million in 2010, an increase of 1% from 2009.

          Net Premiums Earned. Premiums earned decreased 1% to $2,846 million in 2010 from $2,874 million in 2009. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2010 are related to business written during both 2010 and 2009. The 1% decrease in 2010 earned premiums reflects the underlying decline in net premiums written in 2009.
          Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2010 and 2009:

			Average Annualized
	Amount		Yield
(Dollars in thousands)	2010	2009	2010	2009

Fixed maturity securities, including cash	$373,375	$368,343	4.1%	4.2%
Arbitrage trading account and funds	26,005	29,841	7.3%	11.3%
Equity securities available for sale	8,716	15,724	3.7%	6.2%

Gross investment income	408,096	413,908	4.2%	4.5%
Investment expenses	(2,875)	(2,528)

Total	$405,221	$411,380	4.2%	4.4%

          Net investment income decreased 2% to $405 million in 2010 from $411 million in 2009. The decrease in investment income is due to a decline in the average yield, partially offset by an increase in average invested assets. Average invested assets, at cost (including cash and cash equivalents) were $12.9 billion in 2010 and $12.4 billion in 2009.
          Losses from Investment Funds. Following is a summary of losses from investment funds (which are recorded on a one-quarter lag) for the nine months ended September 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Real estate funds	$(7,259)	$(153,525)
Energy funds	(344)	(21,760)
Other funds	(5,183)	(3,267)

Total	$(12,786)	$(178,552)

          Losses from investment funds were $13 million in 2010 compared to $179 million in 2009, primarily as a result of lower losses from real estate funds. The real estate funds, which had an aggregate carrying value of $196 million at September 30, 2010, invest in commercial loans and securities as well as direct property ownership. In 2009, asset values were impacted by general deterioration of real estate fundamentals coupled with the absence of a refinancing market and an increase in non-performing assets. Although these market conditions have moderated, a large number of real estate projects remain over-leveraged and face near-term refinancing pressure.
          Insurance Service Fees. Insurance service fees consists of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage as well as brokerage services. Service fees decreased to $64 million in 2010 from $74 million in 2009 due to a decline in fees received for administering assigned risk plans as a result of a decrease in workers’ compensation premiums written by those plans.
          Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $26 million in 2010 compared with $72 million in 2009.
          Other-Than-Temporary Impairments. Other-than-temporary impairments were $4 million in 2010 compared with $139 million in 2009. The impairment charge in 2009 was primarily related to debt and preferred stock of major financial institutions that experienced adverse credit events and ratings downgrades during the period, including write-downs of debt issued by Thornburg Mortgage, Inc. and preferred stock issued by Citibank and Bank of America.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $166 million in 2010 compared with $132 million in 2009. These revenues were derived from aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The 2010 and 2009 revenues are not comparable since the Company acquired one of its aviation companies in June 2009.
          Losses and Loss Expenses. Losses and loss expenses decreased to $1,718 million in 2010 from $1,794 million in 2009 due to an increase in favorable reserve development. The consolidated loss ratio was 60.4% in 2010 compared with 62.4% in 2009. Weather-related losses were $75 million in 2010 (including $8 million from the earthquake in Chile) compared with $59 million in 2009. Favorable prior year reserve development, net of related premium adjustments, was $180 million in 2010 and $134 million in 2009. A summary of loss ratios in 2010 compared with 2009 by business segment follows:
•	Specialty’s loss ratio decreased to 59.0% in 2010 from 62.2% in 2009 due to an increase in favorable reserve development. Net favorable prior year reserve development, net of related premium adjustments, was $71 million in 2010 compared with $53 million in 2009.

•	Regional’s loss ratio decreased to 60.7% in 2010 from 63.4% in 2009 due to an increase in favorable reserve development, partially offset by storm losses. Weather-related losses were $67 million in 2010 compared with $59 million in 2009. Net favorable prior year reserve development was $69 million in 2010 compared with $28 million in 2009.

•	Alternative markets’ loss ratio increased to 65.9% in 2010 from 64.1% in 2009 due to a decrease in favorable reserve development, partially offset by the use of higher discount rates used to discount excess workers’ compensation reserves. Favorable prior year reserve development, net of related premium adjustments, was $17 million in 2010 compared with $33 million in 2009.

•	Reinsurance’s loss ratio decreased to 53.5% in 2010 from 59.1% in 2009 due to lower loss ratios for several large property treaties and to an increase in favorable reserve development. Favorable prior year reserve development, net of related premium adjustments, was $20 million in 2010 compared with $11 million in 2009.

•	International’s loss ratio increased to 62.8% in 2010 from 61.1% in 2009 due primarily to losses from the Chilean earthquake of $4 million and to a decrease in favorable reserve development. Net favorable prior year reserve development was $3 million in 2010 compared with $9 million in 2009.
          Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the nine months ended September 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Underwriting expenses	$975,542	$927,544
Service expenses	54,442	62,330
Net foreign currency (gains) losses	(5,627)	1,328
Other costs and expenses	83,650	84,781

Total	$1,108,007	$1,075,983

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 34.3% in 2010 from 32.3% in 2009 primarily due to the decline in earned premiums and expenses related to recently started business operations. Recently started business operations have a relatively higher expense ratio due to their early stage of development, particularly in our international segment.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 13% to $54 million due to lower employment costs and lower direct cost associated with the lower assigned risk business revenues.
          Net foreign currency (gains) losses result from transactions denominated in a currency other than the operating unit’s functional currency. The gain in 2010 was primarily attributable to foreign operating units holding assets denominated in Australian, Norwegian and U.S. dollars.
          Other costs and expenses, which represent corporate expenses, decreased 1% to $84 million due to a decrease in general and administrative costs, including employment costs.

          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $160 million in 2010 compared to $127 million in 2009. These expenses represent costs associated with aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2010 and 2009 expenses are not comparable since the Company acquired one of its aviation companies in June 2009.
          Interest Expense. Interest expense increased 27% to $79 million primarily due to the issuance of $300 million of 7.375% senior notes in September 2009.
          Income Taxes. The effective income tax rate was 25% in 2010 as compared to 11% in 2009. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. The tax exempt investment income was a greater portion of the 2009 pre-tax income and as such had a larger impact on the effective tax rate for 2009.

Results of Operations for the Three Months Ended September 30, 2010 and 2009
Business Segment Results
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2010 and 2009. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

	For the Three Months
	Ended September 30,
(Dollars in thousands)	2010	2009

Specialty
Gross premiums written	$383,877	$352,372
Net premiums written	330,985	300,512
Premiums earned	326,239	326,645
Loss ratio	61.6%	63.8%
Expense ratio	32.0%	31.5%
GAAP combined ratio	93.6%	95.3%

Regional
Gross premiums written	$300,010	$311,430
Net premiums written	272,116	277,097
Premiums earned	268,089	276,369
Loss ratio	62.6%	62.6%
Expense ratio	35.6%	33.1%
GAAP combined ratio	98.2%	95.7%

Alternative Markets
Gross premiums written	$184,568	$191,493
Net premiums written	152,068	169,214
Premiums earned	148,830	149,606
Loss ratio	68.0%	63.9%
Expense ratio	26.0%	26.6%
GAAP combined ratio	94.0%	90.5%

Reinsurance
Gross premiums written	$102,785	$131,779
Net premiums written	98,428	122,963
Premiums earned	103,126	107,045
Loss ratio	53.7%	57.1%
Expense ratio	39.5%	39.7%
GAAP combined ratio	93.2%	96.8%

International
Gross premiums written	$150,155	$109,666
Net premiums written	133,109	99,543
Premiums earned	121,013	83,475
Loss ratio	60.1%	57.4%
Expense ratio	38.3%	41.0%
GAAP combined ratio	98.4%	98.4%

Consolidated
Gross premiums written	$1,121,395	$1,096,740
Net premiums written	986,706	969,329
Premiums earned	967,297	943,140
Loss ratio	61.8%	62.1%
Expense ratio	33.6%	32.9%
GAAP combined ratio	95.4%	95.0%

          Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2010 and 2009 (amounts in thousands, except per share data):

	2010	2009

Net income to common stockholders	$93,619	$97,722
Weighted average diluted shares	154,160	166,736
Net income per diluted share	$0.61	$0.59

          The Company reported net income of $94 million in 2010 compared to $98 million in 2009. The decrease in net income is due primarily to higher interest expense and lower investment income. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010 and 2009.
          Premiums Written. Gross premiums written were $1,121 million in 2010, an increase of 2% from 2009. Gross premiums for recently started operating units (companies that began operations since 2006) were up 41% to $214 million in 2010 from $152 million in 2009. Approximately 76.6% of business expiring in 2010 was renewed, and the average price of policies renewed in 2010 declined 0.1% from the same period in 2009.
          Increased competition in the industry in recent years and the impact of the economic downturn have put pressure on pricing and terms and conditions. As property casualty insurance became more competitive, insurance rates decreased across most business lines beginning in 2005. Although this trend began to moderate in 2009 and pricing has stabilized in most areas, current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. In particular, commercial automobile and products liability in the specialty segment experienced significant declines in gross written premiums in the three months ended September 30, 2010. A summary of gross premiums written in 2010 compared with 2009 by line of business within each business segment follows:
•	Specialty gross premiums increased by 9% to $384 million in 2010 from $352 million in 2009. Gross premiums written decreased 12% for commercial automobile and 9% for products liability and increased 16% for professional liability, 15% for property lines and 4% for premises operations.

•	Regional gross premiums decreased by 4% to $300 million in 2010 from $311 million in 2009. Gross premiums written decreased 5% for commercial automobile, 3% for workers’ compensation and 2% for commercial multiple perils. Gross premiums include assigned risk premiums, which are fully reinsured, of $8 million in 2010 and $13 million in 2009.

•	Alternative markets gross premiums decreased by 4% to $185 million in 2010 from $191 million in 2009. Gross premiums written decreased 27% for excess workers’ compensation and 8% for primary workers’ compensation. Gross premiums include assigned risk premiums, which are fully reinsured, of $15 million in 2010 and $5 million in 2009.

•	Reinsurance gross premiums decreased by 22% to $103 million in 2010 from $132 million in 2009. Gross premiums written increased 2% for casualty business and decreased 64% for property business. Most of the decrease in reinsurance premiums was related to our minority participation in a Lloyd’s syndicate.

•	International gross premiums increased by 37% to $150 million in 2010 from $110 million in 2009. The increase is primarily due to an increase in business written by our new operating units in Canada, Norway, Brazil and Australia.
          Ceded reinsurance premiums as a percentage of gross written premiums were 12% in 2010 and 2009. Net premiums written were $987 million in 2010, an increase of 2% from 2009.

          Net Premiums Earned. Premiums earned increased 3% to $967 million in 2010 from $943 million in 2009. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2010 are related to business written during both 2010 and 2009. The increase in 2010 earned premiums reflects the underlying decline in net premiums written in 2009.
          Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2010 and 2009:

			Average Annualized
	Amount		Yield
(Dollars in thousands)	2010	2009	2010	2009

Fixed maturity securities, including cash	$122,617	$125,745	4.0%	4.2%
Arbitrage trading account and funds	13,651	12,242	11.2%	10.1%
Equity securities available for sale	2,723	3,650	3.4%	4.6%

Gross investment income	138,991	141,637	4.3%	4.5%
Investment expenses	(804)	(608)

Total	$138,187	$141,029	4.3%	4.5%

          Net investment income decreased 2% to $138 million in 2010 from $141 million in 2009. The decrease in investment income is due primarily to a decline in the yield for the fixed maturity securities. Average invested assets, at cost (including cash and cash equivalents) were $13.0 billion in 2010 and $12.7 billion in 2009.
          Losses from Investment Funds. Following is a summary of losses from investment funds (which are recorded on a one-quarter lag) for the three months ended September 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Real estate funds	$(3,353)	$(22,652)
Energy funds	(14,293)	(3,343)
Other funds	(1,398)	338

Total	$(19,044)	$(25,657)

          Losses from investment funds were $19 million in 2010 compared to $26 million in 2009. Losses from energy funds in 2010 were primarily due to a decline in the estimated fair value of energy related investments following the oil spill in the Gulf and the ensuing offshore drilling moratorium.
          Insurance Service Fees. Insurance service fees consists of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage as well as brokerage services. Service fees were $22 million in 2010 and 2009.
          Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $6 million in 2010 compared with $10 million in 2009.
          Other-Than-Temporary Impairments. Other-than-temporary impairments were $1 million in 2010 compared with $5 million in 2009. The impairment charge in 2009 was primarily related to a further decline of a common stock that had been previously written down to fair value.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $62 million in 2010 compared with $51 million in 2009. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The increase in the revenues is due to an increase in aircraft sales during the quarter.

          Losses and Loss Expenses. Losses and loss expenses increased to $598 million in 2010 from $586 million in 2009 due to higher earned premiums. The consolidated loss ratio was 61.8% in 2010 compared with 62.1% in 2009. Weather-related losses were $22 million in 2010 compared with $23 million in 2009. Favorable prior year reserve development, net of related premium adjustments, was $51 million in 2010 and $47 million in 2009. A summary of loss ratios in 2010 compared with 2009 by business segment follows:
•	Specialty’s loss ratio decreased to 61.6% in 2010 from 63.8% in 2009 due to changes in the mix of business. Favorable prior year development, net of related premium adjustments, was $16 million in 2010 compared with $13 million in 2009.

•	Regional’s loss ratio was 62.6% in 2010 and 2009. Weather-related losses were $22 million in 2010 compared with $23 million in 2009. Favorable prior year development was $19 million in 2010 compared with $14 million in 2009.

•	Alternative markets’ loss ratio increased to 68.0% in 2010 from 63.9% in 2009 due to increasing loss cost trends. Favorable prior year reserve development, net of related premium adjustments, was $8 million in 2010 compared with $9 million in 2009.

•	Reinsurance’s loss ratio decreased to 53.7% in 2010 from 57.1% in 2009. Favorable prior year development, net of related premium adjustments, was $9 million in 2010 compared with $6 million in 2009.

•	International’s loss ratio increased to 60.1% in 2010 from 57.4% in 2009. Unfavorable prior year development was $1 million in 2010 compared with favorable development of $5 million in 2009.
          Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for the three months ended September 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Underwriting expenses	$325,340	$310,618
Service expenses	17,487	19,770
Net foreign currency gains	(1,916)	(4,631)
Other costs and expenses	28,306	27,365

Total	$369,217	$353,122

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 33.6% in 2010 from 32.9% in 2009. The higher expense ratio in 2010 is the result of an increase in salary and related compensation costs at a greater rate than the increase in earned premiums.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 12% to $17 million due to lower employment costs.
          Net foreign currency gains result from transactions denominated in a currency other than the operating unit’s functional currency. The gain in 2010 was primarily attributable to foreign operating units holding assets denominated in Australian, Norwegian and U.S. dollars.
          Other costs and expenses, which represent corporate expenses, increased 3% to $28 million due to an increase in general and administrative costs, including employment costs.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $61 million in 2010 compared to $50 million in 2009. These expenses represent costs associated with aviation-related businesses and include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The 2010 expenses increased due to an increase in aircraft sales and related costs of aircraft sold.
          Interest Expense. Interest expense increased 24% to $27 million primarily due to the issuance of $300 million of 7.375% senior notes in September 2009.
          Income Taxes. The effective income tax rate was an expense of 23% in 2010 as compared to 22% in 2009. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. The tax exempt investment income was a greater portion of the 2009 pre-tax income and as such had a larger impact on the effective tax rate for 2009.

Investments
          As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes are adequate to meet its payment obligations. The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities, i.e., policy claims and debt obligations. The average duration of its portfolio was 3.5 years at September 30, 2010 and 3.6 years at December 31, 2009. The Company’s investment portfolio and investment-related assets as of September 30, 2010 were as follows (dollars in thousands):

	Cost	Carrying Value

Fixed maturity securities:
U.S. government and government agencies	$1,365,193	$1,446,917
State and municipal	5,516,125	5,830,960
Mortgage-backed securities:
Agency	1,023,612	1,081,663
Residential-Prime	270,893	267,492
Residential-Alt A	81,150	80,098
Commercial	43,341	36,664

Total mortgage-backed securities	1,418,996	1,465,917

Corporate:
Industrial	883,951	974,331
Financial	606,501	631,629
Utilities	177,124	193,121
Asset-backed	240,211	231,704
Other	135,242	137,148

Total corporate	2,043,029	2,167,933

Foreign government and foreign government agencies	449,659	475,030

Total fixed maturity securities	10,793,002	11,386,757

Equity securities available for sale:
Preferred stocks:
Financial	110,163	103,902
Real estate	73,287	76,323
Utilities	52,888	53,931

Total preferred stocks	236,338	234,156

Common stocks	125,513	227,635

Total equity securities available for sale	361,851	461,791

Arbitrage trading account	472,209	472,209
Investment in arbitrage funds	60,127	60,127
Investment funds	408,158	409,004
Loans receivable	357,805	357,805

Total investments	$12,453,152	$13,147,693

          Fixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations. At September 30, 2010 (as compared to December 31, 2009), the fixed maturity securities portfolio mix was as follows: state and municipal securities were 51% (52% in 2009); corporate securities were 18% (15% in 2009); U.S. government securities were 14% (15% in 2009); mortgage-backed securities were 13% (14% in 2009); and foreign government bonds were 4% (4% in 2009).

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
          Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in common and preferred stocks of publicly traded financial services companies and utilities.
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
          Investment Funds. At September 30, 2010 and December 31, 2009, the Company’s carrying value in investment funds was $409 million and $419 million, respectively, including investments in real estate funds of $196 million and $193 million, respectively, and investments in energy funds of $89 million and $106 million, respectively.
          Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $358 million and an aggregate fair value of $303 million at September 30, 2010. Amortized cost of these loans is net of a valuation allowance of $16.4 million as of September 30, 2010. The nine largest loans have an aggregate amortized cost of $280 million and an aggregate fair value of $221 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and June 2014. The loans are secured by office buildings (60%), hotels (27%) and senior living facilities (13%) located primarily in New York City, California, Hawaii, Boston and Philadelphia.
Liquidity and Capital Resources
          Cash Flow. Cash flow provided from operating activities was $391 million in 2010 compared to $165 million in 2009. The increase in cash flow from operating activities in 2010 was primarily due to cash transfers to the arbitrage trading accounts of $383 million in 2009. Cash transfers to the arbitrage trading account are included in cash flow from operations under U. S. generally accepted accounting principles.
          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed maturity securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 86% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2010. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
          Financing Activity. During the first nine months of 2010, the Company repurchased 12,223,375 shares of its common stock for $319 million. In September 2010, the Company issued $300 million of 5.375% senior notes and repaid $150 million of its 5.125% senior notes upon maturity.

          At September 30, 2010, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,737 million and a face amount of $1,756 million. The maturities of the outstanding debt are $10 million in 2011, $18 million in 2012, $201 million in 2013, $200 million in 2015, $450 million in 2019, $300 million in 2020, $76 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
          At September 30, 2010, equity was $3.8 billion and total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $5.6 billion. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 31% at September 30, 2010 and December 31, 2009.
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
          The duration of the investment portfolio was 3.5 years at September 30, 2010 and 3.6 years at December 31, 2009. The overall market risk relating to the Company’s portfolio has remained similar to the risk at December 31, 2009.
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
          Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

			Total number of shares
			purchased	Maximum number of
	Total number		as part of publicly announced	shares that may yet be
	of shares	Average price	plans	purchased under the
	purchased	paid per share	or programs	plans or programs
July 2010	—	—	—	6,480,511
August 2010	2,691,048	26.41	2,691,048	7,308,952 (1)
September 2010	625,856	26.38	625,856	6,683,096

(1)	The Company’s repurchase authorization was increased to 10,000,000 shares by its board of directors on August 3, 2010.
Item 6. Exhibits
Number

(4.1)	Seventh Supplemental Indenture, dated as of September 16, 2010, between W. R. Berkley Corporation and The Bank of New York Mellon, as trustee, including the form of 5.375% Senior Notes due 2020 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed September 16, 2010).

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: November 8, 2010	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: November 8, 2010	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer