Form 10-K
period 2010-12-31
BERKLEY W R CORP
filed 2011-02-28
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $3,265,618,080.

Number of shares of common stock, $.20 par value, outstanding as of February 14, 2011: 141,049,573

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2010 Annual Report to Stockholders for the year ended December 31, 2010 are incorporated herein by reference in Part II, and portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated herein by reference in Part III.

W. R. BERKLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2010

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained herein including statements related to our outlook for the industry and for our performance for the year 2011 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•	the cyclical nature of the property casualty industry;

•	the long-tail and potentially volatile nature of the insurance and reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

•	investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments;

•	the impact of significant competition;

•	the uncertain nature of damage theories and loss amounts;

•	natural and man-made catastrophic losses, including as a result of terrorist activities;

•	the impact of the economic downturn, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition.

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Programs Reauthorization Act of 2007;

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	foreign currency and political risks relating to our international operations;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	our ability to attract and retain key personnel and qualified employees; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2011 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I

ITEM 1.  BUSINESS

W. R. Berkley Corporation, a Delaware corporation, is an insurance holding company that is among the largest commercial lines writers in the United States and operates in five segments of the property casualty insurance business:

•	Specialty lines of insurance, including excess and surplus lines, premises operations, professional liability and commercial automobile;

•	Regional commercial property casualty insurance;

•	Alternative markets, including workers’ compensation and the management of self-insurance programs;

•	Reinsurance, including treaty, facultative and Lloyd’s business; and

•	International.

Our decentralized structure provides us with the flexibility to respond to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. Our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment and reinsurance management, and actuarial, financial and corporate legal staff support. Nineteen of the operating units described below were formed since 2006 to capitalize on various business opportunities.

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

Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of the past five years were as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

Net premiums written:
Specialty	$1,311,831	$1,260,451	$1,453,778	$1,704,880	$1,814,479
Regional	1,044,347	1,081,100	1,211,096	1,267,451	1,235,302
Alternative markets	582,045	589,637	622,185	656,369	651,255
Reinsurance	401,239	423,425	435,108	682,241	892,769
International	511,464	375,482	311,732	265,048	225,188

Total	$3,850,926	$3,730,095	$4,033,899	$4,575,989	$4,818,993

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

Percentage of net premiums written:
Specialty	34.1%	33.7%	36.1%	37.3%	37.7%
Regional	27.1%	29.0%	30.0%	27.7%	25.6%
Alternative markets	15.1%	15.8%	15.4%	14.3%	13.5%
Reinsurance	10.4%	11.4%	10.8%	14.9%	18.5%
International	13.3%	10.1%	7.7%	5.8%	4.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following sections describe our insurance segments and their operating units. These operating units underwrite on behalf of one or more affiliated insurance companies within the group pursuant to underwriting management agreements. Certain operating units are identified by us for descriptive purposes only and are not legal entities.

Twenty-five of our twenty-six insurance company subsidiaries rated by A.M. Best Company, Inc. (“A.M. Best”) have ratings of A+ (Superior) (the second highest rating out of 15 possible ratings), and one is rated A (Excellent) (the third highest rating). A.M. Best’s ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “The Financial Strength Rating opinion addresses the relative ability of an insurer to meet its ongoing insurance obligations. The ratings are not assigned to specific insurance policies or contracts and do not address any other risk.” A.M. Best reviews its ratings on a periodic basis, and its ratings of the Company’s subsidiaries are therefore subject to change.

Twenty-two of our twenty-three insurance company subsidiaries rated by Standard & Poor’s (“S&P”) have financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings), and one is rated A (the eighth highest rating).

Our Moody’s ratings are A2 for Berkley Insurance Company, Berkley Regional Insurance Company and Admiral Insurance Company (the sixth highest rating out of twenty-one possible ratings).

SPECIALTY

Our specialty segment underwrites complex and sophisticated third-party liability risks within excess and surplus lines and on an admitted basis. Excess and surplus lines differ from standard market lines in that excess and surplus lines are generally free of rate and form regulation and provide coverage for more complex and hard-to-place risks. The specialty lines of business include premises operations, commercial automobile, property, products liability and professional liability lines. The specialty business is conducted through 18 operating units. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.

Admiral Insurance Company (“Admiral”) provides excess and surplus lines coverage that generally involves a moderate to high degree of hazard due to the nature of the class of coverage or type of business insured. Admiral concentrates on general liability, professional liability, property, and excess and umbrella liability lines of business. Admiral’s products are distributed by wholesale brokers. Admiral writes relatively larger risks, with average annual premiums in excess of $16,547 per policy.

Nautilus Insurance Company (“Nautilus”) insures excess and surplus risks for small to medium-sized commercial risks with low to moderate susceptibility to loss. Admitted business is also written through an affiliate, Great Divide Insurance Company. A substantial portion of Nautilus’ business is written on a binding authority basis, subject to certain contractual limitations. Nautilus writes relatively smaller risks, with average annual premiums less than $2,325 per policy.

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

Monitor Liability Managers, Inc. (“Monitor”) specializes in providing professional liability insurance, including directors’ and officers’ liability, employment practices liability, lawyers’ professional liability, management liability, non-profit directors’ and officers’ liability and accountants’ professional liability to small and mid-size risks.

Berkley Underwriting Partners, LLC (“Berkley Underwriting Partners”) underwrites specialty insurance products through program administrators and managing general underwriters. Berkley Underwriting Partners underwrites business nationwide on an admitted and non-admitted basis.

Berkley Select, LLC (“Select”), which began operations in 2007, specializes in underwriting professional liability insurance with a particular emphasis on large law firms, accounting firms and medical institution facilities. Select’s products are distributed nationwide through a limited number of brokers.

Carolina Casualty Insurance Company (“Carolina”) provides commercial insurance products and services to the transportation industry with an emphasis on intermediate and long-haul trucking and various classes of business and public auto. Carolina operates as an admitted carrier in all 50 states and the District of Columbia.

Vela Insurance Services, Inc. (“Vela”) underwrites excess and surplus lines casualty business with a primary focus on contractors along with a portfolio of miscellaneous professional liability. Vela underwrites a variety of classes nationwide through a network of appointed excess and surplus lines brokers. Vela also underwrites wrap-up policies for residential and commercial projects, primarily in California. Vela writes relatively larger risks, with average annual premiums in excess of $20,786 per policy.

Clermont Specialty Managers, Ltd. (“Clermont”) underwrites package insurance programs for luxury condominium, cooperative and rental apartment buildings and restaurants in the New York City and Chicago metropolitan areas.

Berkley Aviation, LLC (“Aviation”) underwrites general and specialty aviation insurance. It underwrites coverage for airlines, helicopters, miscellaneous general aviation operations, non-owned aircraft, fixed-base operations, control towers, airports and related businesses.

Berkley Offshore Underwriting Managers, LLC (“BOUM”), which began operations in 2008, underwrites physical damage insurance on a worldwide basis for large and mid-sized oil and gas exploration and production enterprises.

Berkley Professional Liability, LLC (“Berkley Pro”), which began operations in 2008, underwrites directors’ and officers’ liability insurance for large and mid-sized corporate customers.

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

FinSecure, LLC (“FinSecure”), which began operations in 2008, underwrites property, liability, professional and specialty insurance coverages for financial institutions and financial services firms.

Berkley Life Sciences, LLC (“Berkley Life Science”), which began operations in 2007, underwrites property and casualty products to the life science marketplace, including medical devices, biotechnology and pharmaceutical companies.

Berkley Oil & Gas Specialty Services, LLC (“Berkley Oil & Gas”), which was formed in September 2009, provides multi-line insurance products, including general liability and control of well, to the domestic energy sector. Risk control services form a part of the product offerings.

Verus Underwtiting Managers, LLC (“Verus”), which began operations in 2010, provides property and casualty excess and surplus lines coverages to a select number of distribution partners.

The following table sets forth the percentage of gross premiums written by each specialty unit:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Admiral	16.7%	20.4%	24.0%	28.2%	28.5%
Nautilus	15.9%	16.8%	17.5%	18.2%	17.3%
Berkley Specialty	12.0%	8.5%	9.6%	9.2%	9.0%
Monitor	10.1%	10.4%	8.6%	7.4%	7.1%
Berkley Underwriting Partners	6.8%	6.2%	6.8%	6.3%	6.2%
Select	5.6%	5.3%	2.9%	0.8%	—
Carolina	5.0%	9.3%	14.8%	14.9%	14.3%
Vela	4.9%	4.4%	5.6%	7.9%	11.9%
Clermont	4.1%	4.0%	3.7%	3.4%	3.0%
Aviation	3.9%	3.6%	3.3%	3.3%	2.7%
BOUM	3.7%	2.7%	—	—	—
Berkley Pro	2.4%	2.1%	0.1%	—	—
American Mining	2.3%	2.2%	2.1%	0.4%	—
Gemini	1.9%	1.2%	—	—	—
Berkley Asset	1.5%	1.1%	0.3%	—	—
FinSecure	1.2%	0.6%	—	—	—
Berkley Life Science	1.1%	1.2%	0.7%	—	—
Berkley Oil & Gas	0.9%	—	—	—	—
Verus	—	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our specialty insurance operations:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Other liability	29.1%	29.5%	32.8%	38.0%	42.2%
Property	20.4%	19.0%	15.1%	14.4%	12.2%
Professional liability	18.3%	18.1%	12.9%	9.9%	8.9%
Commercial automobile	8.2%	10.4%	16.0%	15.8%	15.0%
Products liability	6.0%	7.5%	10.2%	12.0%	13.1%
Other	18.0%	15.5%	13.0%	9.9%	8.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Acadia Insurance Company (“Acadia”) is based in Westbrook, Maine and operates in eight states in the Northeast.

Continental Western Group (“Continental Western Group”) is based in Des Moines, Iowa and operates in tewelve states in the Midwest.

Union Standard Insurance Group (“Union Standard”) is based in Irving, Texas and operates in nine southern states other than Florida and Louisiana.

Berkley Mid Atlantic Group (“BMAG”) is based in Glen Allen, Virginia and operates in seven states principally in the Mid Atlantic region and the District of Columbia.

Berkley North Pacific Group, LLC (“Berkley North Pacific”), formerly a branch of Continental Western Group, became a separate operating unit in August 2009. Berkley North Pacific is based in Seattle, Washington, has an office in Boise Idaho, and operates in five states in the Pacific Northwest region.

In addition, the following regional companies provide the specialized services described below:

Berkley Surety Group, Inc. (“Berkley Surety”) offers surety bonds on a nationwide basis through a network of seventeen regional and branch offices.

Berkley Regional Specialty Insurance Company (“BRSIC”) offers the availability of excess and surplus lines products to our regional agents.

Regional Excess Underwriters, LLC (“REU”) is a full service excess and surplus lines brokerage offering commercial coverages through contracted agents throughout the continental United States.

The regional companies also write assigned risk premiums on behalf of assigned risk plans managed by the Company. Assigned risk premiums are 100% reinsured by the respective state-sponsored assigned risk pools. In 2010, certain assigned risk premiums were transferred from the regional segment to the alternative markets segment.

The following table sets forth the percentage of gross premiums written by each regional company:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Acadia	26.4%	25.1%	23.8%	24.3%	25.1%
Continental Western Group	23.9%	26.3%	27.2%	27.0%	27.5%
Union Standard	18.5%	18.5%	17.7%	17.0%	16.6%
BMAG	17.9%	16.9%	15.6%	15.6%	15.5%
Berkley North Pacific	4.0%	3.0%	5.3%	6.2%	5.6%
Berkley Surety	5.0%	3.6%	2.9%	2.7%	2.0%
BRSIC	1.2%	1.2%	1.2%	1.1%	0.5%
Assigned risk plans	3.1%	5.4%	6.3%	6.1%	7.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our regional insurance operations:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Commercial multi-peril	35.8%	34.7%	34.3%	34.8%	35.5%
Automobile	25.3%	25.3%	25.5%	25.8%	25.3%
Workers’ compensation	18.0%	18.1%	18.2%	17.8%	17.9%
Assigned risk plans	3.1%	5.4%	6.3%	6.1%	7.2%
Other	17.8%	16.5%	15.7%	15.5%	14.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of direct premiums written by our regional insurance operations by state:

	Year Ended December 31,
	2010	2009	2008	2007	2006

State
Massachusetts	7.2%	6.8%	6.8%	7.1%	7.0%
Texas	7.1%	7.1%	6.7%	6.4%	6.2%
Pennsylvania	6.7%	6.3%	5.7%	5.8%	5.6%
Maine	5.7%	5.3%	4.7%	4.9%	5.1%
New Hampshire	5.3%	5.0%	4.9%	5.1%	5.3%
North Carolina	4.2%	3.6%	3.3%	3.4%	3.2%
Iowa	3.6%	4.0%	4.2%	4.2%	4.6%
Mississippi	3.6%	3.5%	3.2%	2.8%	2.4%
Vermont	3.4%	3.1%	3.0%	3.3%	3.5%
Kansas	3.2%	5.3%	5.8%	6.1%	6.8%
New York	3.1%	2.8%	2.3%	2.1%	1.8%
Nebraska	3.0%	3.9%	3.8%	3.8%	4.0%
Connecticut	2.9%	3.1%	3.0%	2.9%	2.9%
Minnesota	2.8%	3.0%	3.2%	3.2%	3.4%
Virginia	2.8%	2.6%	2.4%	2.4%	2.6%
Wisconsin	2.8%	2.4%	2.5%	2.5%	2.7%
Missouri	2.4%	2.6%	2.8%	3.0%	3.3%
Washington	2.4%	1.8%	2.8%	3.1%	2.3%
Arkansas	2.3%	2.3%	2.3%	2.5%	2.8%
Illinois	2.3%	2.5%	2.7%	1.7%	2.0%
Colorado	2.2%	3.2%	3.7%	3.7%	3.3%
Maryland	2.2%	2.4%	2.1%	2.1%	2.1%
South Dakota	1.8%	2.4%	2.3%	2.2%	2.6%
Oklahoma	1.6%	1.7%	1.5%	1.6%	1.6%
Tennessee	1.5%	1.4%	1.5%	1.6%	1.7%
South Carolina	1.3%	1.3%	1.3%	1.2%	1.1%
New Mexico	1.3%	1.2%	1.2%	1.2%	1.0%
Alabama	1.2%	1.2%	1.1%	1.0%	0.9%
Arizona	1.1%	0.9%	0.7%	0.6%	0.4%
Indiana	1.1%	0.9%	0.9%	1.1%	1.0%
North Dakota	1.1%	1.0%	0.9%	0.7%	0.7%
Other	6.8%	5.4%	6.7%	6.7%	6.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Riverport Insurance Company (“Riverport”) provides property and casualty insurance products and services for human services organizations, governmental and other specialty entities, self-insured companies, associations and purchasing groups.

Berkley Medical Excess Underwriters, LLC (“Medical Excess”) underwrites medical malpractice excess insurance and reinsurance coverage and provides services to hospitals and hospital associations.

Berkley Risk Administrators Company, LLC (“BRAC”) provides services including third-party claims administration, underwriting risk management, accounting services, loss control and safety consulting, management information systems, regulatory compliance and alternative markets program management.

In addition, assigned risk premiums are written on behalf of assigned risk plans managed by the Company. Assigned risk premiums are 100% reinsured by the respective state-sponsored assigned risk pools. In 2010, certain assigned risk premiums were transferred from the regional segment to the alternative markets segment.

The following table sets forth the percentages of gross premiums written by each alternative markets unit:

	Year Ended December 31,
	2010	2009	2008	2007	2006

MECC	30.7%	38.3%	42.1%	45.1%	44.6%
Key Risk	16.1%	17.7%	18.8%	17.6%	16.8%
Berkley A&H	10.6%	6.1%	4.6%	2.6%	0.4%
Berkley Net	10.4%	10.6%	6.7%	3.1%	0.8%
Preferred Employers	8.9%	8.2%	8.3%	11.3%	16.0%
Riverport	8.2%	10.2%	9.3%	7.7%	7.0%
Medical Excess	5.6%	5.2%	4.4%	4.6%	5.4%
Assigned risk plans	9.5%	3.7%	5.8%	8.0%	9.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth service fees for insurance services business conducted by BRAC and Key Risk Management Services, Inc. (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006

Insurance service fees	$79,173	$87,032	$99,090	$97,292	$104,812

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

Lloyd’s Reinsurance (“Lloyd’s Reinsurance”) represents the Company’s minority participation in a Lloyd’s syndicate that writes a broad range of mainly short-tail classes of business.

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

The following table sets forth the percentages of gross premiums written by each reinsurance unit:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Signet Star	65.4%	58.9%	52.2%	39.6%	36.1%
Lloyd’s Reinsurance	15.9%	18.8%	14.7%	22.6%	18.7%
Fac Re	14.2%	19.4%	22.1%	21.2%	18.9%
BF Re	9.6%	9.4%	12.2%	11.2%	9.6%
Berkley Risk Solutions(1)	(5.1)%	(6.5)%	(1.2)%	4.6%	16.6%
Hong Kong(2)	—	—	—	0.8%	0.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Berkley Risk Solutions reported return premiums on experience rated contracts in 2008, 2009 and 2010.

(2)	Hong Kong has been included in Berkley Re Australia’s reported results in the international segment effective January 1, 2008.

The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our reinsurance operations:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Casualty	67.8%	70.2%	82.8%	76.2%	83.2%
Property	32.2%	29.8%	17.2%	23.8%	16.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

W.  R. Berkley Insurance (Europe), Limited (“Berkley Europe”) is a London-based specialty casualty insurer that writes professional indemnity, directors’ and officers’ liability, medical malpractice, general liability, construction risks, marine and personal accident and travel business principally in the United Kingdom and through its branch offices in Spain, Ireland, Norway, Germany and Australia.

Berkley Re Australia (“Australia”), which began operations in 2007, provides property and casualty reinsurance on a treaty and facultative basis in Australia and Southeast Asia through its divisions in Hong Kong and Singapore.

W.  R. Berkley Syndicate Limited (“Syndicate 1967”), which began operations in 2009, underwrites property and personal accident classes of business through Lloyd’s of London on a worldwide basis.

Berkley Underwriting Managers Canada, Ltd. (“Berkley Canada”), which began operations in 2008, underwrites specialty casualty commercial insurance products, including general liability, products liability and other commercial lines in the Canadian provinces.

The following table sets forth the percentages of gross premiums written for our international operations:

	Year Ended December 31,
	2010	2009	2008	2007	2006

BILSA	36.9%	41.0%	51.8%	46.8%	42.5%
Berkley Europe	30.4%	33.2%	40.1%	52.6%	53.1%
Australia	15.6%	17.8%	8.1%	—	—
Syndicate 1967	13.8%	5.9%	—	—	—
Berkley Canada	3.3%	2.1%	—	—	—
Philippines(1)	—	—	—	0.6%	4.4%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Philippines operation was sold in March 2007.

Results by Industry Segment

Summary financial information about our operating segments is presented on a U.S. GAAP basis in the following table:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

Specialty
Revenue	$1,471,566	$1,483,266	$1,810,813	$2,006,027	$1,952,928
Income before income taxes	$296,645	$220,906	$375,429	$516,931	$479,105

Regional
Revenue	$1,152,447	$1,177,126	$1,317,796	$1,347,800	$1,289,869
Income before income taxes	$117,353	$106,078	$108,719	$215,228	$201,417

Alternative Markets
Revenue	$810,673	$768,683	$831,622	$874,899	$878,531
Income before income taxes	$178,607	$162,875	$201,879	$248,080	$291,416

Reinsurance
Revenue	$522,435	$487,016	$635,763	$893,855	$993,120
Income before income taxes	$129,922	$86,358	$117,946	$178,302	$135,424

International
Revenue	$485,534	$351,947	$322,016	$284,558	$248,894
Income before income taxes	$21,174	$22,719	$52,943	$44,457	$34,447

Other(1)
Revenue	$281,414	$163,140	$(209,202)	$181,258	$31,489
Loss before income taxes	$(140,396)	$(216,706)	$(530,594)	$(110,606)	$(153,164)

Total
Revenue	$4,724,069	$4,431,178	$4,708,808	$5,588,397	$5,394,831
Income before income taxes	$603,305	$382,230	$326,322	$1,092,392	$988,645

(1)	Represents corporate revenues, corporate expenses, net investment gains and losses, and revenues and expenses from investments in wholly-owned, non-insurance subsidiaries that are consolidated for financial reporting purposes.

The table below represents summary underwriting ratios on a GAAP basis for our insurance segments. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Specialty
Loss ratio	58.3%	61.9%	60.1%	57.3%	59.1%
Expense ratio	32.7%	31.1%	28.4%	26.7%	25.0%

Combined ratio	91.0%	93.0%	88.5%	84.0%	84.1%

Regional
Loss ratio	60.7%	61.4%	65.4%	59.1%	59.7%
Expense ratio	35.9%	34.2%	32.3%	31.4%	30.6%

Combined ratio	96.6%	95.6%	97.7%	90.5%	90.3%

Alternative Markets
Loss ratio	67.6%	63.4%	62.7%	59.2%	53.5%
Expense ratio	25.6%	25.8%	24.2%	23.1%	22.1%

Combined ratio	93.2%	89.2%	86.9%	82.3%	75.6%

Reinsurance
Loss ratio	52.5%	57.9%	64.7%	65.3%	72.0%
Expense ratio	41.0%	39.1%	34.7%	31.3%	27.8%

Combined ratio	93.5%	97.0%	99.4%	96.6%	99.8%

International
Loss ratio	61.8%	59.9%	61.7%	62.6%	64.2%
Expense ratio	40.4%	40.2%	38.9%	32.4%	32.0%

Combined ratio	102.2%	100.1%	100.6%	95.0%	96.2%

Total
Loss ratio	60.2%	61.4%	62.7%	59.6%	61.0%
Expense ratio	34.3%	32.8%	30.4%	28.5%	27.0%

Combined ratio	94.5%	94.2%	93.1%	88.1%	88.0%

Investments

Investment results, before income taxes, were as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Average investments, at cost(1)	$12,933,454	$12,510,160	$12,429,269	$12,146,241	$10,729,483

Net investment income(1)	$538,698	$552,561	$537,033	$634,386	$549,030

Percent earned on average investments(1)	4.2%	4.4%	4.3%	5.2%	5.1%

Net investment gains (losses)(2)	$56,581	$(38,408)	$(356,931)	$49,696	$9,648

Change in unrealized investment gains (losses)(3)	$176,588	$557,444	$(302,211)	$(94,957)	$113,539

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)	Represents realized gains and losses on investments not classified as trading account securities.

(3)	Represents the change in unrealized investment gains (losses) for available for sale securities.

For comparison, the following are the coupon returns for selected bond indices and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Barclays U.S. Aggregate Bond Index(a)	4.2%	4.9%	5.4%	5.5%	5.3%
Barclays Municipal Bond Index(a)	4.8%	5.3%	4.6%	4.7%	4.8%
S&P 500® Index	2.3%	3.0%	1.5%	2.0%	2.2%

(a)	Formerly Lehman Brothers index.

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2010	2009	2008	2007	2006

1 year or less	6.7%	5.3%	3.2%	7.4%	11.2%
Over 1 year through 5 years	27.3%	27.2%	22.9%	19.4%	17.5%
Over 5 years through 10 years	25.9%	27.2%	29.9%	30.2%	26.3%
Over 10 years	27.1%	26.0%	26.6%	25.1%	22.8%
Mortgage-backed securities	13.0%	14.3%	17.4%	17.9%	22.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The risk and complexity of estimating loss reserves are greater when economic conditions are uncertain. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Whereas a slowing economy would generally lead to lower inflation or even deflation, increased government spending would generally lead to higher inflation. A change in our assumptions regarding inflation would result in reserve increases or decreases that would be reflected in our earnings in periods in which such assumptions are changed.

Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties, which are beyond the Company’s control. These variables are affected by external and internal events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage, legislative changes and claim handling and reserving practices, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Although the loss reserves included in the Company’s financial statements represent management’s best estimates, setting reserves is inherently uncertain and the Company cannot provide assurance that its current reserves will prove adequate in light of subsequent events.

We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These discount rates range from 2.5% to 6.5% with a weighted average discount rate of 4.4%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.5%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $898,193,000, $877,305,000 and $846,748,000 at December 31, 2010, 2009 and 2008, respectively. The increase in the aggregate discount from 2009 to 2010 and from 2008 to 2009 resulted from the increase in workers’ compensation gross reserves.

To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. These claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which are subject to significant asbestos or environmental exposures.

Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $35,543,000 and $36,525,000 at December 31, 2010 and 2009, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $51,214,000 and $53,986,000 at December 31, 2010 and 2009, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims increased (decreased) by approximately $1,755,000, $(614,000) and $440,000 in 2010, 2009 and 2008, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $2,737,000, $2,508,000 and $2,384,000 in 2010, 2009 and 2008, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years (amounts in thousands):

	2010	2009	2008

Net reserves at beginning of year	$8,147,782	$8,122,586	$7,822,897
Net provision for losses and loss expenses(a):
Claims occurring during the current year(b)	2,509,933	2,518,849	2,829,830
Decrease in estimates for claims occurring in prior years(c)(d)	(253,248)	(234,008)	(195,710)
Decrease in discount for prior years	53,182	51,866	54,494

Total	2,309,867	2,336,707	2,688,614

Net payments for claims:
Current year	641,570	582,605	640,406
Prior years	1,811,507	1,751,026	1,662,650

Total	2,453,077	2,333,631	2,303,056

Foreign currency translation	(5,051)	22,120	(85,869)

Net reserves at end of year	7,999,521	8,147,782	8,122,586
Ceded reserves at end of year	1,017,028	923,889	877,010

Gross reserves at end of year	$9,016,549	$9,071,671	$8,999,596

(a)	The net provision for loss and loss expenses does not include policyholder benefits incurred on life insurance of $47,000 in 2008.

(b)	Claims occurring during the current year are net of discounts of $67,763,000, $80,455,000 and $97,698,000 in 2010, 2009 and 2008, respectively.

(c)	The decrease in estimates for claims occurring in prior years is net of discounts. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $246,941,000 in 2010, $232,040,000 in 2009, and $180,154,000 in 2008.

(d)	Approximately $19 million and $44 million of the favorable reserve development in 2010 and 2009, respectively, was fully offset by a reduction in earned premiums. The favorable reserve development, net of premium offsets, was $234 million in 2010 and $190 million in 2009.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the decrease in estimates for claims occurring in prior years.

A reconciliation between the reserves as of December 31, 2010 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows (amounts in thousands):

Net reserves reported in U.S. regulatory filings on a SAP basis	$7,893,933
Reserves for non-U.S. companies	371,165
Loss reserve discounting(1)	(264,334)
Ceded reserves	1,017,028
Other	(1,243)

Gross reserves reported in the consolidated U.S. GAAP financial statements	$9,016,549

(1)	For statutory purposes, the Company discounts its workers’ compensation reinsurance reserves at 2.5% as permitted by the Department of Insurance of the State of Delaware. In its GAAP financial statements, the Company discounts excess workers’ compensation reserves at the risk-free rate and assumed workers’ compensation reserves at the statutory rate.

The following table presents the development of net reserves for 2000 through 2010. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 2000 reserves have developed a $1,120 million deficiency over ten years. That amount has been reflected in income over the ten years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 2000 is reserved for $2,000 as of December 31, 2000. Assuming this claim estimate was changed in 2010 to $2,300, and was settled for $2,300 in 2010, the $300 deficiency would appear as a deficiency in each year from 2000 through 2010.

Year Ended December 31,	2000	2001	2002	2003		2004	2005	2006	2007	2008	2009	2010
	(Amounts in millions)

Net reserves, discounted	$1,818	$2,033	$2,323	3,505$		$4,723	$5,867	$6,948	$7,823	$8,123	$8,148	$8,000
Reserve discount	223	243	293		393	503	575	700	788	846	877	898

Net reserves, undiscounted	$2,041	$2,276	$2,616		$3,898	$5,226	$6,442	$7,648	$8,611	$8,969	$9,025	$8,898

Net reserves re-estimated as of:
One year later	$2,252	$2,450	$2,889		$4,220	$5,440	$6,499	$7,560	$8,431	$8,737	$8,778
Two years later	2,397	2,671	3,242		4,552	5,588	6,578	7,494	8,239	8,560
Three years later	2,520	2,932	3,611		4,720	5,763	6,592	7,363	8,192
Four years later	2,634	3,233	3,769		4,949	5,816	6,556	7,370
Five years later	2,841	3,339	3,982		5,041	5,834	6,636
Six years later	2,889	3,534	4,069		5,082	5,929
Seven years later	3,033	3,599	4,112		5,176
Eight years later	3,110	3,624	4,187
Nine years later	3,123	3,674
Ten years later	3,161
Cumulative redundancy (deficiency), undiscounted	$(1,120)	$(1,398)	$(1,571)		$(1,278)	$(703)	$(194)	$278	419	$409$	$247	—

Year Ended December 31,	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(Amounts in millions)

Cumulative amount of net liability paid through:
One year later	$702	$794	$599	$930	$1,174	$1,341	$1,437	$1,663	$1,751	$1,812
Two years later	1,255	1,191	1,216	1,750	2,106	2,363	2,636	2,935	3,106
Three years later	1,501	1,594	1,792	2,389	2,836	3,219	3,558	3,956
Four years later	1,722	1,971	2,223	2,901	3,384	3,856	4,279
Five years later	1,964	2,245	2,552	3,274	3,813	4,327
Six years later	2,138	2,467	2,814	3,582	4,131
Seven years later	2,276	2,642	3,035	3,804
Eight years later	2,401	2,808	3,189
Nine years later	2,517	2,922
Ten years later	2,592

The following table presents the development of gross reserves for 2000 through 2010.

Year Ended December 31,	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(Amounts in millions)

Net reserves, discounted	$1,818	$2,033	$2,323	$3,505	$4,723	$5,867	$6,947	$7,823	$8,123	$8,148	$8,000
Ceded reserves	658	731	845	687	727	845	837	855	877	924	1,017

Gross reserves, discounted	2,476	2,764	3,168	4,192	5,450	6,712	7,784	8,678	9,000	9,072	9,017
Reserve discount	286	324	384	462	573	654	761	867	944	944	968

Gross reserves, undiscounted	$2,762	$3,088	$3,552	$4,654	$6,023	$7,366	$8,545	$9,545	$9,944	$10,016	$9,985

Gross reserves re-estimated as of:
One year later	$2,827	$3,153	$3,957	$5,030	$6,241	$7,406	$8,509	$9,396	$9,696	$9,810
Two years later	2,730	3,461	4,353	5,380	6,382	7,529	8,454	9,178	9,566
Three years later	2,900	3,777	4,744	5,546	6,600	7,561	8,300	9,163
Four years later	3,054	4,103	4,885	5,807	6,670	7,508	8,335
Five years later	3,267	4,192	5,132	5,915	6,680	7,617
Six years later	3,296	4,428	5,226	5,956	6,804
Seven years later	3,476	4,500	5,275	6,083
Eight years later	3,555	4,538	5,383
Nine years later	3,586	4,617
Ten Years later	3,627
Gross cumulative redundancy (deficiency)	$(865)	$(1,529)	$(1,831)	$(1,429)	$(781)	$(251)	$210	$382	$378	$206	—

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

U.S. Regulation

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

The National Association of Insurance Commissioners (“NAIC”) utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized RBC control level as of December 31, 2010.

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios.

The NAIC also has recently adopted amendments to the model holding company law, expanding upon the regulation of holding company systems. When and if adopted by the various states, these laws and regulations may have additional impact upon the Company’s operations.

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

State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans and fair access to insurance requirement or “FAIR” plans. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amount of our direct writings for the type of coverage written by the specific arrangement in the applicable state.

The regulation of our U.S. subsidiaries’ excess and surplus lines insurance business differs significantly from the regulation of our admitted business. Our surplus lines subsidiaries are subject to the surplus lines regulation and reporting requirements of the jurisdictions in which they are eligible to write surplus lines insurance. Although the surplus lines business is generally less regulated than admitted business, strict regulations apply to surplus lines placements in the laws of every state and the regulation of surplus lines insurance may undergo changes in the future. Federal or state measures may be introduced to increase the oversight of surplus lines insurance in the future.

We receive funds from our insurance company subsidiaries in the form of dividends and management fees for certain management services. Annual dividends in excess of maximum amounts prescribed by state statutes may not be paid without the approval of the insurance commissioner of the state in which an insurance subsidiary is domiciled.

State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing marketing and sales practices, policyholder services, claims management and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

The Terrorism Risk Insurance Act of 2002 became effective November 26, 2002, was amended on December 22, 2005 by the Terrorism Risk Insurance Extension Act of 2005 and further amended effective December 26, 2007 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, “TRIA”). TRIA established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is effective through December 31, 2014. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners’ multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. The most recent amendment to TRIA broadened the definition of certified acts to include domestic terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will pay 85% of an insurer’s covered losses in excess of the insurer’s applicable deductible. The insurer’s deductible is based on 20% percent of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2010 earned premiums, our deductible under TRIA during 2011 will be approximately $503 million. The federal program will not pay losses for certified acts unless such losses exceed $100 million. TRIA limits the federal government’s share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.

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

Competition for specialty and alternative markets business comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Standard carriers have increasingly competed for excess and surplus business, and as a result many of our specialty companies have reduced their writing substantially.

Competition for the reinsurance business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, and Partner Re. Additionally, our reinsurance writings have reduced substantially since many ceding companies have elected to retain more business and the limited business available has become more competitive.

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

Competition from insurers and reinsurers based in Bermuda and other tax advantaged jurisdictions has increased over the last several years, including from domestic based subsidiaries of foreign based entities especially as to excess and surplus lines business.

Employees

As of February 16, 2011, we employed 6,253 individuals. Of this number, our subsidiaries employed 6,154 persons and the remaining 99 persons were employed at the parent company.

Other Information about the Company’s Business

We maintain an interest in the acquisition and start up of complementary businesses and continue to evaluate possible acquisitions and new ventures on an ongoing basis. In addition, our insurance subsidiaries develop new coverages or lines of business to meet the needs of insureds.

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

The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is often directly related to available capacity or the perceived profitability of the business. Over the past several years, we have faced increased competition in our business, including as a result of an increased flow of capital into the insurance and reinsurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and at times less favorable contract terms and conditions. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact rate adequacy. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves.

Our gross reserves for losses and loss expenses were approximately $9 billion as of December 31, 2010. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.

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

We decreased our estimates for claims occurring in prior years by $253 million in 2010, $234 million in 2009, $196 million in 2008 and $106 million in 2007, and increased our estimates by $27 million in 2006. We, along with the property casualty insurance industry in general, have experienced higher than expected losses for certain types of business written from 1999 to 2002. Although our reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our claim estimates will not need to be increased in the future.

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

Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. In addition, through our participation in certain Lloyd’s syndicates, we have additional exposure to catastrophic losses. For example, weather-related losses were $81 million in 2010, $63 million in 2009, $114 million in 2008, $34 million in 2007 and $39 million in 2006.

Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, as well as terrorist activities. The incidence and severity of catastrophes are inherently unpredictable but have increased in recent years. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations or the impact of climate change may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.

We face significant competitive pressures in our businesses, which have reduced premium rates and could harm our ability to maintain or increase our profitability and premium volume.

We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies, some of which have implicit or explicit government support. Competitiveness in our businesses is based on many factors, including premium charges, ratings assigned by independent rating agencies, commissions paid to producers, the perceived financial strength of the company, other terms and conditions offered, services provided (including ease of doing business over the internet), speed of claims payment and reputation and experience in the lines to be written.

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

Over the past several years, we have faced increased competition in our business, particularly in our reinsurance and specialty segments, as increased supply has led to reduced prices and, at times, less favorable terms and conditions. Our specialty segment increasingly encounters competition from admitted companies seeking to increase market share. We expect to continue to face strong competition in these and our other lines of business and may continue to experience reduced pricing and weaker terms and conditions.

This intense competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and retain existing business or write new products at adequate rates or on acceptable terms and conditions. If we are unable to retain existing business or write new business at adequate rates and on acceptable terms and conditions, our results of operations could be materially and adversely affected.

Conditions in the financial markets and the effect of the economic downturn have had and may continue to have a negative impact on our results of operations and financial condition, particularly if such conditions continue.

The significant volatility and uncertainty experienced in financial markets around the world during the past several years and the effect of the economic downturn have continued. Although the U.S. and various foreign governments have taken various actions to try to stabilize the financial markets, the ultimate effectiveness of such actions remains unclear. Therefore, volatility and uncertainty in the financial markets and the resulting negative economic impact may continue for some time.

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

To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as amended on December 22, 2005 and further amended on December 26, 2007 (“TRIA”), for up to 85% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2010 earned premiums, our deductible under TRIA during 2011 is approximately $503 million. TRIA is in effect through December 31, 2014 unless extended or replaced by a similar program. The coverage provided under TRIA does not apply to reinsurance that we write.

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

On July 21, 2010, President Obama signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which effects sweeping changes to financial services regulation in the United States. The Dodd-Frank Act establishes the Financial Services Oversight Council (“FSOC”) which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also establishes a Federal Insurance Office (“FIO”) and authorizes the federal preemption of certain state insurance laws. FSOC and the FIO are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The potential impact of the Dodd-Frank Act on the U.S. insurance business is not clear, however, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

Although U.S. state regulation is the primary form of regulation of insurance and reinsurance, in addition to the changes brought about by the Dodd-Frank Act, Congress has considered over the past years various proposals relating to the creation of an optional federal charter, repeal of the insurance company antitrust exemption from the McCarran Ferguson Act, and tax law changes. We may be subject to potentially increased federal oversight as a financial institution. Also, foreign governments regulate our international operations.

With respect to international measures, an EU directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers (“Solvency II”) which was adopted by the European Parliament in April 2009, may affect our insurance businesses. Adoption by EU member states is anticipated at the end of 2012. Implementation of Solvency II may require us to utilize a significant amount of resources to ensure compliance. In addition, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Solvency II provides for the supervision of group solvency. Our capital requirements may be adversely affected if the EU Commission finds that the insurance regimes of our third-country domiciled companies are not equivalent to the requirements of Solvency II.

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

In certain of our insurance businesses, the rates we charge our policyholders are subject to regulatory approval. Certain lines of business are subject to a greater degree of regulatory scrutiny than others. For example, the workers’ compensation business is highly regulated. For 2010, approximately 16.5% of our net premiums written represented primary workers’ compensation business. Over the past several years, rates for primary workers’ compensation business written in the State of California have declined significantly as a result of workers’ compensation reform. Of our net premiums written during 2010, approximately 1.6% represented primary workers’ compensation business written in the State of California.

Risks Relating to Our Business

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.

We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2010, the amount due from our reinsurers was approximately $1,070 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.

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

Depending on conditions in the financial markets and the economic downturn, we may be unable to raise debt or equity capital if needed.

If the current conditions in the financial markets and the economic downturn continue, we may be unable to access debt or equity capital on acceptable terms if needed, which could have a negative impact on our ability to invest in our insurance company subsidiaries and/or to take advantage of opportunities to expand our business, such as possible acquisitions and new ventures.

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

We may be unable to attract and retain key personnel and qualified employees.

We depend on our ability to attract and retain key personnel, including our Chairman and CEO, COO, senior executive officers, presidents of our operating units, experienced underwriters and other skilled employees who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate, and be unable to expand our operations into new markets.

Risks Relating to Our Investments

A significant amount of our assets is invested in fixed maturity securities and is subject to market fluctuations.

Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2010, our investment in fixed maturity securities was approximately $11 billion, or 86% of our total investment portfolio. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (12%); state and municipal securities (50%); corporate securities (21%); mortgage-backed securities (13%) and foreign government bonds (4%).

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

The value of investments in fixed maturity securities is subject to impairment as a result of deterioration in the credit worthiness of the issuer, default by the issuer (including states and municipalities) in the performance of its obligations in respect of the securities and/or increases in market interest rates. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. Although the historical rates of default on state and municipal securities have been relatively low, our state and municipal fixed maturity securities could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. The economic downturn has resulted in many states and municipalities operating under deficits or projected deficits, the severity and duration of which could have an adverse impact on both the valuation of our state and municipal fixed maturity securities and the issuer’s ability to perform its obligations thereunder. Additionally, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities.

Although we attempt to manage these risks through the use of investment guidelines and other oversight mechanisms and by diversifying our portfolio and emphasizing preservation of principal, our efforts may not be successful. Impairments, defaults and/or rate increases could reduce our net investment income and net realized investment gains or result in investment losses. Investment returns are currently, and will likely continue to remain, under pressure due to the significant volatility experienced in the financial markets, economic uncertainty, more generally, and the shape of the yield curve. As a result, our exposure to the risks described above could materially and adversely affect our results of operations.

We invest some of our assets in equity securities, merger arbitrage securities, investment funds, private equity and real estate related assets, which may decline in value.

We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity and real estate related assets. At December 31, 2010, our investment in these assets was approximately $1.8 billion, or 14%, of our investment portfolio. We reported provisions for other than temporary impairments in the value of these assets of approximately $9 million in 2010, $63 million in 2009 and $427 million in 2008, and losses from investment funds of $8 million in 2010, $174 million in 2009 and $4 million in 2008.

Merger and arbitrage trading securities were $420 million, or 3%, of our investment portfolio at December 31, 2010. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.

Investments in publicly traded real estate investment trusts, real estate investment funds and limited partnerships and loans receivable were $675 million, or 5%, of our investment portfolio at December 31, 2010. The values of our real estate related investments are subject to fluctuations based on changes in the economy in general and real estate valuations in particular. These investments have been subject to significant volatility as a result of the current conditions in the financial markets. In addition, our investments in real estate related assets are less liquid than our other investments.

Risks Relating to Purchasing Our Securities

We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.

As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as regulatory restrictions. During 2011, the maximum amount of dividends that can be paid without regulatory approval is approximately $490 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or pay dividends.

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

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2010, the Company had aggregate office space of 3,352,844 square feet, of which 939,991 were owned and 2,412,853 were leased.

Rental expense for the Company’s operations was approximately $29,936,000, $28,067,000 and $23,802,000 for 2010, 2009 and 2008, respectively. Future minimum lease payments (without provision for sublease income) are $31,265,000 in 2011, $27,749,000 in 2012 and $94,143,000 thereafter.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range		Dividends Declared
	High	Low	per Share

2010:
Fourth Quarter	$28.83	$26.19	$0.07
Third Quarter	27.66	25.63	0.07
Second Quarter	28.13	25.69	0.07
First Quarter	26.75	23.89	0.06
2009:
Fourth Quarter	$26.15	$23.30	$0.06
Third Quarter	26.26	20.82	0.06
Second Quarter	25.18	21.05	0.06
First Quarter	31.07	18.59	0.06

The closing price of the common stock on February 24, 2011 as reported on the New York Stock Exchange was $29.42 per share. The approximate number of record holders of the common stock on February 14, 2011 was 459.

Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2010 and the remaining number of shares authorized for purchase by the Company during such period.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs	Programs(1)

October 2010	289,697	27.51	289,697	6,393,341
November 2010	2,502,200	27.29	2,502,200	7,844,343
December 2010	2,782,020	27.13	2,002,149	5,842,194

(1)	The Company’s repurchase authorization was increased to 10,000,000 shares by its Board of Directors on November 3, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)

Net premiums written	$3,850,926	$3,730,095	$4,033,899	$4,575,989	$4,818,993
Net premiums earned	3,835,582	3,805,849	4,289,580	4,663,701	4,692,622
Net investment income	538,698	552,561	537,033	634,386	549,030
Income (losses) from investment funds	(8,173)	(173,553)	(3,553)	38,274	37,145
Insurance service fees	85,405	93,245	102,856	97,689	104,812
Net investment gains (losses)	56,581	(38,408)	(356,931)	49,696	9,648
Revenues from wholly-owned investees	214,454	189,347	137,280	102,846	—
Total revenues	4,724,069	4,431,178	4,708,808	5,588,397	5,394,831
Interest expense	106,969	87,989	84,623	88,996	92,522
Income before income taxes	603,305	382,230	326,322	1,092,392	988,645
Income tax expense	(153,739)	(73,150)	(44,919)	(323,070)	(286,398)
Noncontrolling interests	(279)	(23)	(262)	(3,083)	(2,729)
Net income to common stockholders	449,287	309,057	281,141	766,239	699,518
Data per common share:
Net income per basic share	3.02	1.93	1.68	4.05	3.65
Net income per diluted share	2.90	1.86	1.62	3.90	3.46
Common stockholders’ equity	26.26	22.97	18.87	19.92	17.30
Cash dividends declared	0.27	0.24	0.23	0.20	0.16
Weighted average shares outstanding:
Basic	148,752	160,357	166,956	188,981	191,809
Diluted	155,081	166,574	173,454	196,698	201,961
Investments	$12,995,393	$13,050,238	$11,143,281	$11,956,717	$11,172,684
Total assets	17,528,547	17,328,596	16,121,158	16,820,005	15,656,489
Reserves for losses and loss expenses	9,016,549	9,071,671	8,999,596	8,678,034	7,784,269
Junior subordinated debentures	242,784	249,793	249,584	249,375	241,953
Senior notes and other debt	1,500,419	1,345,481	1,021,869	1,121,793	869,187
Common stockholders’ equity	3,702,876	3,596,067	3,046,319	3,592,368	3,335,159

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is contained in the registrant’s 2010 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information under “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is contained in the registrant’s 2010 Annual Report to Stockholders (attached hereto as Exhibit 13), which information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant which are contained in the registrant’s 2010 Annual Report to Stockholders (attached hereto as Exhibit 13) are incorporated herein by reference.

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

(b)	Management’s Report On Internal Control Over Financial Reporting

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. See pages 28 and 29 of Exhibit 13 of this Form 10-K for management’s report and the related report as to the effectiveness of the Company’s internal control over financial reporting by KPMG LLP, an independent registered public accounting firm.

(c)	Change In Internal Control

During the quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated herein by reference.

(b)	Security ownership of management

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated herein by reference.

(c)	Changes in control

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements, together with the reports on the consolidated financial statements and the effectiveness of internal control over financial reporting of KPMG LLP, appear in the Company’s 2010 Annual Report to Stockholders (attached hereto as Exhibit 13) and are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, the 2010 Annual Report to Stockholders is not deemed to be filed as part of this report. The schedules to the consolidated financial statements listed below should be read in conjunction with the consolidated financial statements in such 2010 Annual Report to Stockholders. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The exhibits filed as part of this report are listed on pages 38-41 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ William R. Berkley
William R. Berkley,
Chairman of the Board and
Chief Executive Officer

February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley William R. Berkley	Chairman of the Board and Chief Executive Officer Principal executive officer	February 28, 2011

/s/ W. Robert Berkley, Jr. W. Robert Berkley, Jr.	President, Chief Operating Officer and Director	February 28, 2011

/s/ Ronald E. Blaylock Ronald E. Blaylock	Director	February 28, 2011

/s/ Mark E. Brockbank Mark E. Brockbank	Director	February 28, 2011

/s/ George G. Daly George G. Daly	Director	February 28, 2011

/s/ Mary C. Farrell Mary C. Farrell	Director	February 28, 2011

/s/ Rodney A. Hawes, Jr. Rodney A. Hawes, Jr.	Director	February 28, 2011

/s/ Jack H. Nusbaum Jack H. Nusbaum	Director	February 28, 2011

/s/ Mark L. Shapiro Mark L. Shapiro	Director	February 28, 2011

/s/ Eugene G. Ballard Eugene G. Ballard	Senior Vice President and Chief Financial Officer Principal financial officer and principal accounting officer	February 28, 2011

ITEM 15.	(b) EXHIBITS

Number

(3.1)	The Company’s Restated Certificate of Incorporation, as amended through May 10, 2004 (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).
(3.2)	Amendment, dated May 11, 2004, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly report on Form 10-Q (File No. 1-15202) filed with the Commission on August 5, 2004).
(3.3)	Amendment, dated May 16, 2006, to the Company’s Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 17, 2006).
(3.4)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K (File No. 0-7849) filed with the Commission on May 11, 1999).
(4.1)	Indenture, dated as of February 14, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission of March 31, 2003).
(4.2)	First Supplemental Indenture, dated February 14, 2003, between the Company and The Bank of New York, a trustees, relating to $200,000,000 principal amount of the Company’s 5.875% Senior Notes due 2013, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form (File No. 1-15202) filed with the Commission of March 31, 2003).
(4.3)	Second Supplemental Indenture, dated as of September 12, 2003, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 5.125% Senior Notes due 2010, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 14, 2003).
(4.4)	Third Supplemental Indenture, dated as of August 24, 2004, between the Company and The Bank of New York, as Trustee, relating to $150,000,000 principal amount of the Company’s 6.150% Senior Notes due 2019, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).
(4.5)	Fourth Supplemental Indenture, dated as of May 9, 2005, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q (File No. 1-15200) filed with the Commission on August 2, 2005).
(4.6)	Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.25% Senior Notes due 2037, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 1, 2007).
(4.7)	Sixth Supplemental Indenture, dated as of September 14, 2009, between the Company and The Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company’s 7.375% Senior Notes due 2019, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 26, 2010).
(4.8)	Seventh Supplemental Indenture, dated as of September 16, 2010, between the Company and The Bank of New York Mellon, as Trustee, relating to $300,000,000 principal amount of the Company’s 5.375% Senior Notes due 2020, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on September 16, 2010).
(4.9)	Amended and Restated Trust Agreement of W. R. Berkley Capital Trust dated as of July 26, 2003 (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).

Number

(4.10)	Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005 (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.11)	Supplemental Indenture No. 1 to the Subordinated Indenture between W. R. Berkley Corporation and The Bank of New York, as Trustee, dated as of July 26, 2005, relating to 6.750% Subordinated Debentures Due 2045 (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.12)	Preferred Securities Guarantee Agreement between W. R. Berkley Corporation, as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee, dated as of July 26, 2005, relating to W. R. Berkley Capital Trust II (incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 2, 2005).
(4.13)	The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.
(10.1)	W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).
(10.2)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).
(10.3)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2010).
(10.4)	Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).
(10.5)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).
(10.6)	W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).
(10.7)	W. R. Berkley Corporation 2007 Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2006 Proxy Statement (File No. 1-15202) filed with the Commission on April 18, 2006).
(10.8)	W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Annex B from the Company’s 2004 Proxy Statement (File No. 1-15202) filed with the Commission on April 12, 2004).
(10.9)	W. R. Berkley Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s 2009 Proxy Statement (File No. 1-15202) filed with the Commission on April 17, 2009).
(10.10)	Form of Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).
(10.11)	Form of 2008 Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 13, 2008).
(10.12)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2009 Proxy Statement (File No. 1-15202) filed with the Commission on April 17, 2009).
(10.13)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 12, 2008.
(13)	Portions of the 2010 Annual Report to Stockholders of W. R. Berkley Corporation that are incorporated by reference in this Report on Form 10-K.

Number

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).
(21)	Following is a list of the Company’s significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

		Percentage
	Jurisdiction of	owned
	Incorporation	by the Company(1)

Berkley International, LLC(2)	New York	100%
Berkley Surety Group, Inc.	Delaware	100%
Clermont Specialty Managers, Ltd.	New Jersey	100%
J/I Holding Corporation:	Delaware	100%
Admiral Insurance Company:	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc.(3)	Delaware	100%
W. R. Berkley London Finance, Limited	United Kingdom	100%
W. R. Berkley London Holdings, Limited	United Kingdom	100%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	100%
Carolina Casualty Insurance Company	Iowa	100%
Nautilus Insurance Company:	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Management Services, Inc.	North Carolina	100%
Monitor Liability Managers, Inc.	Delaware	100%
Signet Star Holdings, Inc.:	Delaware	100%
Berkley Insurance Company	Delaware	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	New Hampshire	100%
Berkley National Insurance Company	Iowa	100%
CGH Insurance Group, Inc	Alabama	100%
American Mining Insurance Company, Inc.	Alabama	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Iowa	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company:	Delaware	100%
Berkley Risk Administrators Company, LLC	Minnesota	100%
Preferred Employers Insurance Company	California	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%
Facultative ReSources, Inc.	Connecticut	100%

1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent is indicated by an indentation, and its percentage ownership is as indicated in this column.

2)	Berkley International, LLC is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (2%), Admiral Insurance Company (35%), Berkley Regional Insurance Company (14%), Nautilus Insurance Company (14%) and Berkley Insurance Company (35%).

3)	Held by Admiral Insurance Company (66.67%) and Berkley Insurance Company (33.33%)

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
W. R. Berkley Corporation:

Under date of February 28, 2011, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, as contained in the 2010 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 2010 Annual Report on Form 10-K for the year 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
February 28, 2011

Schedule II

W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2010	2009
	(Amounts in thousands)

Assets:
Cash and cash equivalents	$29,476	$117,648
Fixed maturity securities available for sale at fair value (cost $244,804 and $303,203 in 2010 and 2009, respectively)	246,275	302,898
Equity securities available for sale, at fair value (cost $0 in 2010 and 2009)	109,748	97,525
Investment in subsidiaries	5,261,686	4,748,256
Deferred Federal income taxes	80,861	202,159
Current Federal income taxes	19,163	—
Real estate, furniture and equipment at cost, less accumulated depreciation	6,431	6,063
Other assets	7,969	2,769

Total assets	$5,761,609	$5,477,318

Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$189,499	$143,917
Other liabilities	161,666	149,275
Current Federal income taxes	—	28,707
Junior subordinated debentures	242,784	242,580
Senior notes	1,464,784	1,316,772

Total liabilities	2,058,733	1,881,251

Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	935,099	926,359
Retained earnings (including accumulated undistributed net income of subsidiaries of $3,305,654 and $2,936,834 in 2010 and 2009, respectively)	4,194,684	3,785,187
Accumulated other comprehensive income	276,563	163,207
Treasury stock, at cost	(1,750,494)	(1,325,710)

Total stockholders’ equity	3,702,876	3,596,067

Total liabilities and stockholders’ equity	$5,761,609	$5,477,318

See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

Statements of Income (Parent Company)

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Management fees and investment income including dividends from subsidiaries of $405,917, $150,545 and $568,634 for 2010, 2009 and 2008, respectively	$411,623	$159,361	$580,969
Net investment gains (losses)	(1,891)	20,961	(601)
Other income	158	206	382

Total revenues	409,890	180,528	580,750
Operating costs and expense	117,658	88,276	93,794
Interest expense	105,510	87,054	83,770

Income before federal income taxes	186,722	5,198	403,186

Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	28,377	117,133	140,108
Federal income tax expense on a consolidated return basis	(138,389)	(58,644)	(12,560)

Net benefit (expense)	(110,012)	58,489	127,548
Income before undistributed equity in net income (loss) of subsidiaries	76,710	63,687	530,734
Equity in undistributed net income (loss) of subsidiaries	372,577	245,370	(249,593)

Net income	$449,287	$309,057	$281,141

See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

Statements of Cash Flows (Parent Company)

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Cash flows from operating activities:
Net income	$449,287	$309,057	$281,141
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	1,891	(20,961)	601
Depreciation and amortization	3,963	2,279	2,488
Equity in undistributed (earnings) losses of subsidiaries	(372,577)	(245,370)	249,593
Tax payments received from subsidiaries	106,284	103,356	273,172
Federal income taxes provided by subsidiaries on a separate return basis	(28,377)	(117,133)	(140,108)
Stock incentive plans	26,318	24,078	23,991
Change in:
Federal income taxes	29,332	62,753	(149,139)
Other assets	16,430	(381)	(877)
Other liabilities	11,467	11,661	(23,310)
Accrued investment income	(2,776)	(137)	3,099
Other, net	—	(603)	691

Net cash from operating activities	241,242	128,599	521,342

Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	164,920	29,355	197,621
Proceeds from maturities and prepayments of
fixed maturity securities	85,695	47,133	43,912
Proceeds from sales of equity securities	3	17,897	—
Cost of purchases of fixed maturity securities	(195,646)	(353,944)	(44,589)
Investment in funds	0	5,204	(213)
Investments in and advances to subsidiaries, net	(18,685)	(29,179)	(44,771)
Change in balance due to security broker	(8,500)	14,483	—
Net additions to real estate, furniture & equipment	(1,212)	(224)	(263)
Other, net	—	1	780

Net cash from (used in) investing activities	26,575	(269,274)	152,477

Cash from (used in) financing activities:
Net proceeds from issuance of senior notes	296,636	297,461	—
Net proceeds from stock options exercised	17,730	5,426	14,806
Repayment of senior notes	(150,000)	—	(88,745)
Purchase of common treasury shares	(471,007)	(147,144)	(553,284)
Cash dividends to common stockholders	(49,348)	(28,843)	(46,978)
Other, net	—	—	7

Net cash from (used in) financing activities	(355,989)	126,900	(674,194)

Net decrease in cash and cash equivalents	(88,172)	(13,775)	(375)
Cash and cash equivalents at beginning of year	117,648	131,423	131,798

Cash and cash equivalents at end of year	$29,476	$117,648	$131,423

See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant — (Continued)

December 31, 2010

Note to Condensed Financial Statements (Parent Company)

The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2009 and 2008 financial statements as originally reported to conform them to the presentation of the 2010 financial statements.

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

Schedule III

W. R. Berkley Corporation and Subsidiaries

Supplementary Insurance Information
December 31, 2010, 2009 and 2008

					Net
					Investment
					Income and
	Deferrred				Income (Loss)		Amortization of
	Policy	Reserve for			from		Deferred Policy	Other	Net
	Acquisition	Losses and	Unearned	Premiums	Investment	Loss and Loss	Acquisition	Operating Cost	Premiums
	Cost	Loss Expenses	Premiums	Earned	Funds	Expenses	Cost	and Expenses	Written
		(Amounts in thousands)

December 31, 2010
Specialty	$122,440	$3,186,769	$693,358	$1,288,373	$180,063	$750,831	$263,279	$160,811	$1,311,831
Regional	139,289	1,378,936	530,672	1,066,922	82,411	647,986	293,690	93,418	1,044,347
Alternative markets	33,471	2,355,007	261,858	608,191	123,309	410,873	92,364	128,829	582,045
Reinsurance	56,834	1,591,397	203,430	419,356	103,079	220,230	129,508	42,775	401,239
International	53,908	504,440	264,403	452,740	32,794	279,947	138,376	46,037	511,464
Corporate and adjustments	—	—	—	—	8,869	—	—	314,841	—

Total	$405,942	$9,016,549	$1,953,721	$3,835,582	$530,525	$2,309,867	$917,217	$786,711	$3,850,926

December 31, 2009
Specialty	$116,234	$3,210,479	$662,972	$1,354,355	$125,351	$838,894	$297,388	$126,078	$1,260,451
Regional	142,249	1,440,158	554,426	1,116,871	57,530	686,093	289,973	94,982	1,081,100
Alternative markets	34,443	2,221,488	287,031	597,932	83,719	378,961	89,432	137,415	589,637
Reinsurance	60,219	1,787,006	225,209	411,511	75,505	238,075	127,446	35,137	423,425
International	38,215	412,540	198,790	325,180	26,767	194,684	98,915	35,629	375,482
Corporate and adjustments	—	—	—	—	10,136	—	—	291,857	—

Total	$391,360	$9,071,671	$1,928,428	$3,805,849	$379,008	$2,336,707	$903,154	$721,098	$3,730,095

December 31, 2008
Specialty	$136,845	$3,177,194	$731,409	$1,618,915	$188,120	$972,729	$343,354	$119,301	$1,453,778
Regional	144,126	1,443,136	592,153	1,237,258	80,538	809,525	313,483	86,068	1,211,096
Alternative markets	35,281	2,140,839	305,177	626,858	105,674	393,004	90,475	146,264	622,185
Reinsurance	52,663	1,924,315	210,388	519,717	116,046	336,478	150,895	30,444	435,108
International	25,892	314,112	127,023	286,832	35,184	176,925	100,332	(8,186)	311,732
Corporate and adjustments	—	—	—	—	7,918	—	—	102,735	—

Total	$394,807	$8,999,596	$1,966,150	$4,289,580	$533,480	$2,688,661	$998,539	$476,626	$4,033,899

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries

Reinsurance
Years ended December 31, 2010, 2009 and 2008

					Percentage
		Ceded	Assumed		of Amount
	Direct	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Amounts in thousands)

Year ended December 31, 2010:
Specialty	$1,492,589	$214,025	$33,267	$1,311,831	2.5%
Regional	1,155,970	115,789	4,166	1,044,347	0.4%
Alternative markets	619,832	120,672	82,885	582,045	14.2%
Reinsurance	3,803	24,058	421,494	401,239	105.0%
International	516,057	90,607	86,014	511,464	16.8%

Total	$3,788,251	$565,151	$627,826	$3,850,926	16.3%

Year ended December 31, 2009:
Specialty	$1,443,728	$203,754	$20,477	$1,260,451	1.6%
Regional	1,217,365	148,686	12,421	1,081,100	1.1%
Alternative markets	567,767	75,112	96,982	589,637	16.4%
Reinsurance	8,638	32,543	447,330	423,425	105.6%
International	362,338	63,249	76,393	375,482	20.3%

Total	$3,599,836	$523,344	$653,603	$3,730,095	17.5%

Year ended December 31, 2008:
Specialty	$1,577,196	$136,557	$13,139	$1,453,778	0.9%
Regional	1,370,381	174,695	15,410	1,211,096	1.3%
Alternative markets	604,970	93,794	111,009	622,185	17.8%
Reinsurance	4,965	23,560	453,703	435,108	104.3%
International	340,976	57,621	28,377	311,732	9.1%

Total	$3,898,488	$486,227	$621,638	$4,033,899	15.4%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries

Valuation and Qualifying Accounts
Years ended December 31, 2010, 2009 and 2008

		Additions-	Deduction-
	Opening	Charged to	Amounts	Ending
	Balance	Expense	Written Off	Balance
	(Amounts in thousands)

Year ended December 31, 2010:
Premiums and fees receivable	$19,733	$5,013	$(5,263)	$19,483
Due from reinsurers	4,430	—	(1,332)	3,098
Deferred federal and foreign income taxes	2,226	102	—	2,328
Loan loss reserves	13,847	6,235	(140)	19,942

Total	$40,236	$11,350	$(6,735)	$44,851

Year ended December 31, 2009:
Premiums and fees receivable	$18,423	$9,593	$(8,283)	$19,733
Due from reinsurers	4,895	—	(465)	4,430
Deferred federal and foreign income taxes	3,113	—	(887)	2,226
Loan loss reserves	735	13,112	—	13,847

Total	$27,166	$22,705	$(9,635)	$40,236

Year ended December 31, 2008:
Premiums and fees receivable	$18,252	$8,483	$(8,312)	$18,423
Due from reinsurers	2,859	2,036	—	4,895
Deferred federal and foreign income taxes	2,018	1,095	—	3,113
Loan loss reserves	671	64	—	735

Total	$23,800	$11,678	$(8,312)	$27,166

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries

Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Amounts in thousands)

Deferred policy acquisition costs	$405,942	$391,360	$394,807
Reserves for losses and loss expenses	9,016,549	9,071,671	8,999,596
Unearned premium	1,953,721	1,928,428	1,966,150
Premiums earned	3,835,582	3,805,849	4,289,580
Net investment income	538,698	552,561	537,033
Losses and loss expenses incurred:
Current year	2,509,933	2,518,849	2,829,830
Prior years	(253,248)	(234,008)	(195,710)
Decrease in discount for prior years	53,182	51,866	54,494
Amortization of deferred policy acquisition costs	917,217	903,154	998,539
Paid losses and loss expenses	2,453,077	2,333,631	2,303,056
Net premiums written	3,850,926	3,730,095	4,033,899

See accompanying Report of Independent Registered Public Accounting Firm.