Form 10-Q
period 2011-03-31
BERKLEY W R CORP
filed 2011-05-06
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of April 29, 2011: 141,639,204

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2011	December 31,
	(Unaudited)	2010

Assets
Investments:
Fixed maturity securities	$11,251,618	$11,209,154
Equity securities available for sale	510,130	561,053
Arbitrage trading account	488,202	359,192
Investment in arbitrage funds	62,541	60,660
Investment funds	548,327	451,751
Loans receivable	348,773	353,583
Real estate	32,775	—

Total investments	13,242,366	12,995,393

Cash and cash equivalents	630,151	642,952
Premiums and fees receivable	1,179,495	1,087,208
Due from reinsurers	1,173,581	1,070,256
Accrued investment income	135,832	138,384
Prepaid reinsurance premiums	265,683	215,816
Deferred policy acquisition costs	429,933	405,942
Real estate, furniture and equipment	256,973	254,720
Deferred federal and foreign income taxes	76,167	65,492
Goodwill	90,581	90,581
Trading account receivables from brokers and clearing organizations	286,735	339,235
Current federal and foreign income taxes	—	23,605
Other assets	216,014	198,963

Total assets	$17,983,511	$17,528,547

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,172,680	$9,016,549
Unearned premiums	2,112,709	1,953,721
Due to reinsurers	227,017	215,723
Trading account securities sold but not yet purchased	123,474	53,494
Other liabilities	808,718	836,001
Junior subordinated debentures	242,841	242,784
Senior notes and other debt	1,497,095	1,500,419

Total liabilities	14,184,534	13,818,691

Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 141,599,454 and 141,009,834 shares	47,024	47,024
Additional paid-in capital	925,590	935,099
Retained earnings	4,301,258	4,194,684
Accumulated other comprehensive income	263,176	276,563
Treasury stock, at cost, 93,518,464 and 94,108,084 shares	(1,745,264)	(1,750,494)

Total stockholders’ equity	3,791,784	3,702,876
Noncontrolling interests	7,193	6,980

Total equity	3,798,977	3,709,856

Total liabilities and equity	$17,983,511	$17,528,547

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2011	2010

REVENUES:
Net premiums written	$1,083,303	$983,950
Change in net unearned premiums	(100,806)	(53,389)

Net premiums earned	982,497	930,561
Net investment income	146,126	143,561
Insurance service fees	22,173	21,485
Net investment gains (losses):
Net realized gains on investment sales	29,284	8,494
Other-than-temporary impairments	—	(2,582)

Net investment gains	29,284	5,912

Revenues from wholly-owned investees	53,887	51,576
Other income	384	452

Total revenues	1,234,351	1,153,547

OPERATING COSTS AND EXPENSES:
Losses and loss expenses	607,095	549,973
Other operating costs and expenses	384,831	367,967
Expenses from wholly-owned investees	53,816	48,974
Interest expense	28,117	26,041

Total operating costs and expenses	1,073,859	992,955

Income before income taxes	160,492	160,592
Income tax expense	(44,000)	(41,811)

Net income before noncontrolling interests	116,492	118,781
Noncontrolling interests	(5)	(171)

Net income to common stockholders	$116,487	$118,610

NET INCOME PER SHARE:
Basic	$0.83	$0.77
Diluted	$0.79	$0.74

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010

COMMON STOCK:

Beginning and end of period	$47,024	$47,024

ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$935,099	$926,359
Stock options exercised and restricted units issued, net of tax	(15,977)	(7,283)
Restricted stock units expensed	6,468	5,369

End of period	$925,590	$924,445

RETAINED EARNINGS:
Beginning of period	$4,194,684	$3,785,187
Net income to common stockholders	116,487	118,610
Dividends	(9,913)	(9,189)

End of period	$4,301,258	$3,894,608

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$334,747	$219,394
Unrealized gains (losses) on securities not other-than-temporarily impaired	(25,110)	39,601
Unrealized gains on other-than-temporarily impaired securities	159	462

End of period	309,796	259,457

Currency translation adjustments:
Beginning of period	(42,488)	(40,371)
Net change in period	10,860	(12,279)

End of period	(31,628)	(52,650)

Net pension asset:
Beginning of period	(15,696)	(15,816)
Net change in period	704	559

End of period	(14,992)	(15,257)

Total accumulated other comprehensive income	$263,176	$191,550

TREASURY STOCK:
Beginning of period	$(1,750,494)	$(1,325,710)
Stock exercised/vested	28,533	9,806
Stock repurchased	(23,303)	(95,739)

End of period	$(1,745,264)	$(1,411,643)

NONCONTROLLING INTERESTS:
Beginning of period	$6,980	$5,879
Contributions (distributions)	264	(224)
Net income	5	171
Other comprehensive income, net of tax	(56)	6

End of period	$7,193	$5,832

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	For the Three Months
	Ended March 31,
	2011	2010

Net income before noncontrolling interests	$116,492	$118,781

Other comprehensive income (loss):

Change in unrealized foreign exchange gains (losses)	10,860	(12,279)

Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	(6,217)	43,912
Reclassification adjustment for net investment losses included in net income, net of taxes	(18,790)	(3,843)
Change in unrecognized pension obligation, net of taxes	704	559

Other comprehensive income (loss)	(13,443)	28,349

Comprehensive income	103,049	147,130

Comprehensive income (loss) to the noncontrolling interests	51	(177)

Comprehensive income to common stockholders	$103,100	$146,953

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	For the Three Months
	Ended March 31,
	2011	2010

CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$116,487	$118,610
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(29,284)	(5,912)
Depreciation and amortization	22,079	20,528
Noncontrolling interests	5	171
Investment funds	(13,931)	3,185
Stock incentive plans	6,468	5,379
Change in:
Securities trading account	(129,010)	(6,342)
Investment in arbitrage funds	(1,881)	(664)
Trading account receivables from brokers and clearing organizations	52,499	65,137
Trading account securities sold but not yet purchased	69,979	(61,059)
Premiums and fees receivable	(88,106)	(35,977)
Due from reinsurers	(102,953)	41,380
Accrued investment income	2,777	(974)
Prepaid reinsurance premiums	(49,867)	20,414
Deferred policy acquisition costs	(22,631)	(13,112)
Deferred income taxes	392	39,902
Other assets	13,259	(8,298)
Reserves for losses and loss expenses	143,704	(33,601)
Unearned premiums	152,731	36,950
Due to reinsurers	9,972	(242)
Other liabilities	(97,246)	(128,316)

Net cash from operating activities	55,443	57,159

CASH USED IN INVESTING ACTIVITIES:
Proceeds from sales, excluding trading account:
Fixed maturity securities	395,115	420,272
Equity securities	63,232	3,109
Return of capital from investment funds	20,601	8,368
Proceeds from maturities and prepayments of fixed maturity securities	407,780	312,811
Cost of purchases, excluding trading account:
Fixed maturity securities	(835,804)	(704,775)
Equity securities	(24,694)	(10,381)
Real estate	(58,098)	—
Contributions to investment funds	(100,011)	(18,890)
Change in loans receivable	4,809	2,380
Net additions to real estate, furniture and equipment	(11,884)	(10,864)
Change in balances due to security brokers	74,986	(12,154)
Payment for business purchased, net of cash acquired	(11,060)	—

Net cash used in investing activities	(75,028)	(10,124)

CASH FROM (USED IN) FINANCING ACTIVITIES:
Purchase of common treasury shares	(23,303)	(95,739)
Cash dividends to common stockholders	(9,911)	(18,747)
Bank deposits received	15,988	10,333
Repayments to federal home loan bank	(500)	(7,500)
Net proceeds from stock options exercised	34,140	2,504
Repayment of debt	(3,672)	(7,572)
Other, net	215	(28)

Net cash from (used in) financing activities	12,957	(116,749)

Net impact on cash due to change in foreign exchange rates	(6,173)	(4,669)

Net decrease in cash and cash equivalents	(12,801)	(74,383)
Cash and cash equivalents at beginning of year	642,952	515,430

Cash and cash equivalents at end of period	$630,151	$441,047

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) General
The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Reclassifications have been made in the 2010 financial statements as originally reported to conform to the presentation of the 2011 financial statements.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 35% principally because of tax-exempt investment income.
Real estate held for investment purposes is initially recorded at the purchase price, which is generally fair value, and is subsequently reported at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the estimated useful lives of the building. Rental income is recognized on a straight-line basis over the lease term and is reported, net of rental expenses, as net investment income.
In the first quarter of 2011, the Company acquired an inactive insurance company for $23 million in cash. The acquired company had cash and investments of $21 million and no net loss reserves. Approximately $2 million of the purchase price was allocated to intangible assets.
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Basic	141,177	153,445
Diluted	147,425	159,771
(3) Recent Accounting Pronouncements
In October 2010, the FASB issued guidance regarding the treatment of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of the types of costs that can be capitalized and specifies that the costs must be directly related to the successful acquisition of a new or renewed insurance contract. This guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring. A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities. The updated guidance is effective for the three months ended September 30, 2011 and is to be applied on a retrospective basis to the beginning of the year. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.
(4) Investments in Fixed Maturity Securities
At March 31, 2011 and December 31, 2010, investments in fixed maturity securities were as follows:

	Amortized	Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	Losses	Value	Value

March 31, 2011
Held to maturity:
State and municipal	$73,002	$4,298	$(380)	$76,920	$73,002
Residential mortgage-backed	38,002	3,229	—	41,231	38,002
Corporate	4,995	653	—	5,648	4,995

Total held to maturity	115,999	8,180	(380)	123,799	115,999

Available for sale:
U.S. government and government agency	1,243,654	52,917	(1,012)	1,295,559	1,295,559
State and municipal	5,257,464	192,042	(42,959)	5,406,547	5,406,547
Mortgage-backed securities:
Residential (1)	1,301,911	45,373	(11,043)	1,336,241	1,336,241
Commercial	55,976	2,393	(370)	57,999	57,999
Corporate	2,436,948	94,037	(27,055)	2,503,930	2,503,930
Foreign	511,780	23,916	(353)	535,343	535,343

Total available for sale	10,807,733	410,678	(82,792)	11,135,619	11,135,619

Total investments in fixed maturity securities	$10,923,732	$418,858	$(83,172)	$11,259,418	$11,251,618

December 31, 2010
Held to maturity:
State and municipal	$71,998	$3,440	$(1,129)	$74,309	$71,998
Residential mortgage-backed	39,002	3,667	—	42,669	39,002
Corporate	4,995	185	—	5,180	4,995

Total held to maturity	115,995	7,292	(1,129)	122,158	115,995

Available for sale:
U.S. government and government agency	1,289,669	58,658	(452)	1,347,875	1,347,875
State and municipal	5,302,513	203,221	(44,288)	5,461,446	5,461,446
Mortgage-backed securities:
Residential (1)	1,319,289	52,165	(13,278)	1,358,176	1,358,176
Commercial	57,057	2,207	(5,594)	53,670	53,670
Corporate	2,307,987	102,306	(30,031)	2,380,262	2,380,262
Foreign	460,683	31,283	(236)	491,730	491,730

Total available for sale	10,737,198	449,840	(93,879)	11,093,159	11,093,159

Total investments in fixed maturity securities	$10,853,193	$457,132	$(95,008)	$11,215,317	$11,209,154

(1)	Gross unrealized losses for residential mortgage-backed securities include $3,820,000 and $4,064,000 as of March 31, 2011 and December 31, 2010, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations:

	Amortized
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$752,362	$763,221
Due after one year through five years	3,004,385	3,134,084
Due after five years through ten years	2,860,071	2,992,646
Due after ten years	2,911,025	2,933,996
Mortgage-backed securities	1,395,889	1,435,471

Total	$10,923,732	$11,259,418

At March 31, 2011, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.
(5) Statements of Cash Flow
Interest payments were $44,927,000 and $41,007,000 in the three months ended March 31, 2011 and 2010, respectively. Income taxes paid were $7,330,000 and $31,856,000 in the three months ended March 31, 2011 and 2010, respectively.
(6) Investments in Equity Securities Available for Sale
At March 31, 2011 and December 31, 2010, investments in equity securities available for sale were as follows:

		Gross Unrealized		Fair	Carrying
(Dollars in thousands)	Cost	Gains	Losses	Value	Value

March 31, 2011
Common stocks	$194,946	$124,301	$(3,950)	$315,297	$315,297
Preferred stocks	170,751	30,820	(6,738)	194,833	194,833

Total	$365,697	$155,121	$(10,688)	$510,130	$510,130

December 31, 2010
Common stocks	$188,949	$128,096	$(989)	$316,056	$316,056
Preferred stocks	215,286	40,386	(10,675)	244,997	244,997

Total	$404,235	$168,482	$(11,664)	$561,053	$561,053

(7) Arbitrage Trading Account and Arbitrage Funds
The fair value and carrying value of the arbitrage trading account and arbitrage funds and related assets and liabilities were as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Arbitrage trading account	$488,202	$359,192
Investment in arbitrage funds	62,541	60,660

Related assets and liabilities:
Receivables from brokers	286,735	339,235
Securities sold but not yet purchased	(123,474)	(53,494)

(8) Net Investment Income
Net investment income consists of the following:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2011	2010

Investment income earned on:
Fixed maturity securities, including cash	$122,113	$125,068
Investment funds	14,507	4,718
Equity securities available for sale	3,264	3,365
Arbritage trading account (1)	7,095	11,223

Gross investment income	146,979	144,374
Investment expense	(853)	(813)

Net investment income	$146,126	$143,561

(1)	Investment income earned from arbitrage trading account activity includes net unrealized trading gains of $1,723,000 and $2,207,000 in the three months ended March 31, 2011 and 2010, respectively.
(9) Loans Receivable
The amortized cost of loans receivable was $349 million and $354 million at March 31, 2011 and December 31, 2010, respectively. Amortized cost is net of a valuation allowance of $20 million for the stated periods. The nine largest loans have an aggregate amortized cost of $271 million and an aggregate fair value of $233 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and June 2014. The loans are secured by office buildings (64%), hotels (23%) and senior living facilities (13%), with properties located primarily in New York City, California, Hawaii, Boston and Philadelphia.
The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. A risk rating is assigned to each loan receivable based upon the Company’s assessment of loan to value, cash flow stability, financial and operating performance, loan structure and market conditions. Loans receivable with a potential for default are further assessed using discounted cash flow analysis and comparable cost and sales methodologies, if appropriate. For loans where the Company determines it is probable that the contractual terms will not be met, a valuation reserve is established with a corresponding charge to earnings. Loans receivable are reported net of a valuation reserve of $20 million at March 31, 2011 and December 31, 2010.

(10) Realized and Unrealized Investment Gains (Losses)
     Realized and unrealized investment gains (losses) are as follows:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2011	2010

Realized investment gains (losses):
Fixed maturity securities:
Gains	$5,880	$9,508
Losses	(1,493)	(1,093)
Equity securities available for sale	23,932	154
Sales of investment funds	965	(75)
Provision for OTTI	—	(2,582)
Less investment impairments recognized in other comprehensive income	—	—

Total net investment gains before income taxes	29,284	5,912
Income tax expense	(10,494)	(2,069)

Total net investment gains	$18,790	$3,843

Change in unrealized gains (losses) of available for sale securities:
Fixed maturity securities	$(29,287)	$54,035
Less non-credit portion of OTTI recognized in other comprehensive income	244	710
Equity securities available for sale	(12,385)	3,268
Investment funds	3,374	3,657

Total change in unrealized gains (losses) before income taxes and noncontrolling interests	(38,054)	61,670
Income tax (expense) benefit	13,047	(21,601)
Noncontrolling interests	56	(6)

Total change in unrealized gains (losses)	$(24,951)	$40,063

(11) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at March 31, 2011 and December 31, 2010 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

March 31, 2011
U.S. government and agency	$72,616	$992	$6,888	$20	$79,504	$1,012
State and municipal	915,230	24,586	154,739	18,753	1,069,969	43,339
Mortgage-backed securities	181,633	3,255	116,352	8,158	297,985	11,413
Corporate	438,130	6,823	134,174	20,232	572,304	27,055
Foreign	62,055	353	—	—	62,055	353

Fixed maturity securities	1,669,664	36,009	412,153	47,163	2,081,817	83,172
Common stocks	71,040	3,950	—	—	71,040	3,950
Preferred stocks	23,615	143	62,680	6,595	86,295	6,738

Equity securities	94,655	4,093	62,680	6,595	157,335	10,688

Total	$1,764,319	$40,102	$474,833	$53,758	$2,239,152	$93,860

December 31, 2010
U.S. government and agency	$60,228	$420	$6,973	$32	$67,201	$452
State and municipal	951,119	26,577	156,617	18,840	1,107,736	45,417
Mortgage-backed securities	116,194	2,809	174,163	16,063	290,357	18,872
Corporate	409,604	7,233	155,259	22,798	564,863	30,031
Foreign	43,514	236	—	—	43,514	236

Fixed maturity securities	1,580,659	37,275	493,012	57,733	2,073,671	95,008
Common stocks	58,979	989	—	—	58,979	989
Preferred stocks	27,010	2,368	76,890	8,307	103,900	10,675

Equity securities	85,989	3,357	76,890	8,307	162,879	11,664

Total	$1,666,648	$40,632	$569,902	$66,040	$2,236,550	$106,672

          Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2011 is presented in the table below. There were no securities with an unrealized loss greater than $5 million at that date.

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

Mortgage-backed securities	14	$136,652	$7,668
Corporate	10	49,796	3,629
State and municipal	6	44,721	6,906

Total	30	$231,169	$18,203

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

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2011	2010

Beginning balance of amounts related to credit losses	$4,261	$5,661
Additions for amounts related to credit losses	—	—

Ending balance of amounts related to credit losses	$4,261	$5,661

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
Preferred Stocks — At March 31, 2011, there were six preferred stocks in an unrealized loss position, with an aggregate fair value of $86 million and a gross unrealized loss of $7 million. One of those preferred stocks with an aggregate fair value of $12 million and a gross unrealized loss of $2 million is rated non-investment grade. Based upon managements’ view of the underlying value of these securities, the Company does not consider any of the preferred stocks to be OTTI.
Common Stocks — At March 31, 2011, the Company owned six common stocks in an unrealized loss position with an aggregate fair value of $71 million and an aggregate unrealized loss of $4 million. The Company does not consider these common stocks to be OTTI.
(12) Fair Value Measurements
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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of March 31, 2011 and December 31, 2010 by level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

March 31, 2011
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,295,559	$—	$1,295,559	$—
State and municipal	5,406,547	—	5,406,547	—
Mortgage-backed securities	1,394,240	—	1,394,240	—
Corporate	2,503,930	—	2,425,776	78,154
Foreign	535,343	—	535,343	—

Total fixed maturity securities available for sale	11,135,619	—	11,057,465	78,154

Equity securities available for sale:
Common stocks	315,297	208,241	105,497	1,559
Preferred stocks	194,833	—	146,229	48,604

Total equity securities available for sale	510,130	208,241	251,726	50,163

Arbitrage trading account	488,202	308,967	175,437	3,798

Total	$12,133,951	$517,208	$11,484,628	$132,115

Liabilities:
Securities sold but not yet purchased	$123,474	$123,474	$—	$—

December 31, 2010
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,347,875	$—	$1,347,875	$—
State and municipal	5,461,446	—	5,461,446	—
Mortgage-backed securities	1,411,846	—	1,411,846	0
Corporate	2,380,262	—	2,292,199	88,063
Foreign	491,730	—	491,730	—

Total fixed maturity securities available for sale	11,093,159	—	11,005,096	88,063

Equity securities available for sale:
Common stocks	316,056	204,749	109,748	1,559
Preferred stocks	244,997	—	155,551	89,446

Total equity securities available for sale	561,053	204,749	265,299	91,005

Arbitrage trading account	359,192	162,292	193,713	3,187

Total	$12,013,404	$367,041	$11,464,108	$182,255

Liabilities:
Securities sold but not yet purchased	$53,494	$51,672	$1,822	$—

There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2011 or during the year ended December 31, 2010.

The following tables summarize changes in Level 3 assets:

		Gains (Losses) Included in:
			Other
	Beginning		Comprehensive					Ending
(Dollars in thousands)	Balance	Earnings	Income	Purchases	(Sales)	Maturities	Transfer out	Balance

For the three months ended March 31, 2011
Fixed maturity securities available for sale:
Corporate	$88,063	$(250)	$988	88	$(952)	(9,783)	—	$78,154

Total	88,063	(250)	988	88	(952)	(9,783)	—	78,154

Equity securities available for sale:
Common stocks	1,559	—	—	—	—	—	—	1,559
Preferred stocks	89,446	16,069	(16,069)	—	(40,842)	—	—	48,604

Total	91,005	16,069	(16,069)	—	(40,842)	—	—	50,163

Arbitrage trading account	3,187	—	343	268	—	—	—	3,798

Total	$182,255	$15,819	$(14,738)	$356	$(41,794)	$(9,783)	$—	$132,115

For the twelve months ended December 31, 2010
Fixed maturity securities available for sale:
Mortgage-backed securities	$25,900	$—	$—	$—	$—	$—	$(25,900)	$—
Corporate	90,160	(850)	1,558	19,632	(5,324)	(17,113)	0	88,063

Total	116,060	(850)	1,558	19,632	(5,324)	(17,113)	(25,900)	88,063

Equity securities available for sale:
Common stocks	1,559	—	—		—			1,559
Preferred stocks	54,713	23,535	31,633	19,542	(39,977)			89,446

Total	56,272	23,535	31,633	19,542	(39,977)	—	—	91,005

Arbitrage trading account	353	(353)	—	3,187	—	—	—	3,187

Total	$172,685	$22,332	$33,191	$42,361	$(45,301)	$(17,113)	$(25,900)	$182,255

During the twelve months ended December 31, 2010, a mortgage-backed security was transferred from Level 3 to Level 2 as the Company was able to obtain a quotation from a third party broker dealer.

(13) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three
	Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Written premiums:
Direct	$1,076,847	$938,324
Assumed	193,011	187,796
Ceded	(186,555)	(142,170)

Total net premiums written	$1,083,303	$983,950

Earned premiums:
Direct	$972,525	$905,343
Assumed	161,870	159,386
Ceded	(151,898)	(134,168)

Total net premiums earned	$982,497	$930,561

Ceded losses incurred	$114,825	$91,407

The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $3 million as of March 31, 2011 and December 31, 2010.
(14) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturity securities	$11,251,618	$11,259,418	$11,209,154	$11,215,317
Equity securities available for sale	510,130	510,130	561,053	561,053
Arbitrage trading account	488,202	488,202	359,192	359,192
Investment in arbitrage funds	62,541	62,541	60,660	60,660
Loans receivable	348,773	312,056	353,583	312,515
Cash and cash equivalents	630,151	630,151	642,952	642,952
Trading account receivables from brokers and clearing organizations	286,735	286,735	339,235	339,235
Liabilities:
Trading account securities sold but not yet purchased	123,474	123,474	53,494	53,494
Due to broker	56,368	56,368	5,318	5,318
Junior subordinated debentures	242,841	249,900	242,784	249,900
Senior notes and other debt	1,497,095	1,602,744	1,500,419	1,570,057
The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques, as described in note 12 above. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics. The fair value of the senior notes and other debt and the junior subordinated debentures is based on spreads for similar securities.

(15) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. Grants of RSUs are made periodically, generally twice within a five-year period. A summary of RSUs issued in 2011 and 2010 follows (dollars in thousands):

	Units	Fair Value

Three months ended March 31:
2011	13,000	$387
2010	686,500	$17,833
(16) Industry Segments
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
Our international segment offers personal and commercial property casualty insurance in South America and commercial property casualty insurance in the United Kingdom and Continental Europe and reinsurance in Australia, Southeast Asia and Canada.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate.

Summary financial information about the Company’s operating segments is presented in the following table. Income (loss) before income taxes by segment consists of revenues, less expenses, related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
		Investment			Pre-Tax	Net
	Earned	Income and			Income	Income
(Dollars in thousands)	Premiums	Funds	Other	Total	(Loss)	(Loss)

For the the three months ended March 31, 2011:
Specialty	$330,207	$50,286	$710	$381,203	$90,369	$64,291
Regional	261,517	21,507	1,021	284,045	24,898	18,558
Alternative markets	148,337	34,755	20,445	203,537	41,630	30,896
Reinsurance	105,478	27,278	—	132,756	25,362	19,497
International	136,958	10,558	—	147,516	2,515	2,085
Corporate, other and eliminations (1)	—	1,742	54,268	56,010	(53,566)	(37,630)
Net investment gains	—	—	29,284	29,284	29,284	18,790

Consolidated	$982,497	$146,126	$105,728	$1,234,351	$160,492	$116,487

For the the three months ended March 31, 2010:
Specialty	$312,953	$49,234	$798	$362,985	$75,670	$55,153
Regional	263,669	22,941	927	287,537	41,964	30,057
Alternative markets	154,785	32,847	19,763	207,395	50,985	37,121
Reinsurance	99,558	28,593	—	128,151	34,420	25,838
International	99,596	7,097	—	106,693	373	3,653
Corporate, other and eliminations (1)	—	2,849	52,025	54,874	(48,732)	(37,055)
Net investment gains	—	—	5,912	5,912	5,912	3,843

Consolidated	$930,561	$143,561	$79,425	$1,153,547	$160,592	$118,610

	Identifiable Assets
	March 31,	December 31,
	2011	2010

Specialty	$6,004,016	$5,854,256
Regional	2,649,605	2,616,238
Alternative markets	3,980,369	3,801,597
Reinsurance	3,069,037	2,972,988
International	1,438,572	1,391,604
Corporate, other and eliminations (1)	841,912	891,864

Consolidated	$17,983,511	$17,528,547

(1)	Corporate, other and eliminations represent corporate revenues and expenses, net investment gains and losses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2011	2010

Specialty
Premises operations	$101,310	$87,940
Property	54,394	50,779
Professional liability	53,512	46,595
Commercial automobile	31,447	35,981
Products liability	23,402	38,787
Other	66,142	52,871

Total specialty	330,207	312,953

Regional
Commercial multiple peril	96,707	96,070
Commercial automobile	72,129	75,965
Workers’ compensation	53,567	52,971
Other	39,114	38,663

Total regional	261,517	263,669

Alternative Markets
Primary workers’ compensation	64,175	62,918
Excess workers’ compensation	43,733	58,328
Other	40,429	33,539

Total alternative markets	148,337	154,785

Reinsurance
Casualty	76,686	71,923
Property	28,792	27,635

Total reinsurance	105,478	99,558

International
Professional liability	23,302	24,147
Property	31,643	11,726
Reinsurance	20,827	14,880
Automobile	17,969	17,390
Workers’ compensation	17,338	13,569
Other liability	11,306	9,057
Other	14,573	8,827

Total international	136,958	99,596

Total	$982,497	$930,561

(17) Commitments, Litigation and Contingent Liabilities
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

SAFE HARBOR STATEMENT
          This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as ‘believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2011 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments; the impact of significant competition; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; the impact of the economic downturn, and the potential effect of any legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007; the ability of our reinsurers to pay reinsurance recoverables owed to us; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to business practices in the insurance industry; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain key personal and qualified employees; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2011 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in five business segments: specialty, regional, alternative markets, reinsurance and international. Our decentralized structure provides us with the flexibility to respond to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment and reinsurance management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
          Nineteen of our operating units have been formed since 2006 to capitalize on various business opportunities. These newer units are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Australia, Southeast Asia and South America.
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
          Beginning in 2005, the property casualty insurance industry became more competitive and insurance rates decreased across most business lines. Increased competition and the impact of the economic downturn also put pressure on policy terms and conditions. Although price levels are generally stable, current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. Price changes are reflected in the Company’s results over time as premiums are earned.
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
Critical Accounting Estimates
          The following presents a discussion of accounting policies and estimates relating to reserves for losses and loss expenses, assumed premiums and other-than-temporary impairments of investments. Management believes these policies and estimates are the most critical to its operations and require the most difficult, subjective and complex judgments.
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
          In examining reserve adequacy, several factors are considered in addition to the economic value of losses. These factors include historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. The actuarial process relies on the basic assumption that past experience, adjusted judgmentally for the effects of current developments and anticipated trends, is an appropriate basis for predicting future outcomes. Reserve amounts are based on management’s informed estimates and judgments using currently available data. As additional experience and other data become available and are reviewed, these estimates and judgments may be revised. This may result in reserve increases or decreases that would be reflected in our results in periods in which such estimates and assumptions are changed.
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
          Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties which are beyond the Company’s control. These variables are affected by external and internal events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage, legislative changes and claim handling and reserving practices, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Because setting reserves is inherently uncertain, the Company cannot provide assurance that its current reserves will prove adequate in light of subsequent events.
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
          The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our loss estimate for claims occurring in 2010, the most recent full year of loss data (dollars in thousands):

	Frequency (+/-)
Severity (+/-)	1%	5%	10%

1%	50,450	151,851	278,603
5%	151,851	257,268	389,040
10%	278,603	389,040	527,086

          Our net reserves for losses and loss expenses of approximately $8.0 billion as of March 31, 2011 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
          Approximately $1.5 billion, or 19%, of the Company’s net loss reserves as of March 31, 2011 relate to our reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

          Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Specialty	$2,876,508	$2,883,823
Regional	1,280,240	1,285,004
Alternative markets	1,895,921	1,867,470
Reinsurance	1,488,729	1,507,353
International	500,244	455,871

Net reserves for losses and loss expenses	8,041,642	7,999,521
Ceded reserves for losses and loss expenses	1,131,038	1,017,028

Gross reserves for losses and loss expenses	$9,172,680	$9,016,549

          Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2011 and December 31, 2010:

	Reported Case	Incurred But
(Dollars in thousands)	Reserves	Not Reported	Total

March 31, 2011
General liability	$864,547	$2,018,301	$2,882,848
Workers’ compensation	1,225,951	1,009,997	2,235,948
Commercial automobile	305,811	185,804	491,615
International	237,131	263,113	500,244
Other	168,637	273,621	442,258

Total primary	2,802,077	3,750,836	6,552,913
Reinsurance	626,480	862,249	1,488,729

Total	$3,428,557	$4,613,085	$8,041,642

December 31, 2010
General liability	$873,553	$2,038,814	$2,912,367
Workers’ compensation	1,188,117	1,022,331	2,210,448
Commercial automobile	325,686	173,247	498,933
International	195,981	259,890	455,871
Other	158,794	255,755	414,549

Total primary	2,742,131	3,750,037	6,492,168
Reinsurance	639,997	867,356	1,507,353

Total	$3,382,128	$4,617,393	$7,999,521

          Reserves for primary and excess workers’ compensation business are net of an aggregate net discount of $911 million and $898 million as of March 31, 2011 and December 31, 2010, respectively.

          The following table presents development in our estimate of claims occurring in prior years:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2011	2010

Favorable (adverse) reserve development:
Specialty	$38,344	$25,223
Regional	9,061	20,068
Alternative markets	(3,608)	5,073
Reinsurance	5,073	21,515
International	2,442	2,623

Total favorable reserve development	51,312	74,502

Premium offsets (1):
Specialty	131	(109)
Alternative markets	(615)	(703)
Reinsurance	—	(11,722)

Net development	$50,828	$61,968

(1)	Represents portion of reserve development offset by premium adjustments
          For the three months ended March 31, 2011, estimates for claims occurring in prior years decreased by $51 million. The favorable reserve development in 2011 was primarily attributable to accident years 2005 through 2009, partially offset by unfavorable reserve development in earlier years. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
          Specialty — The majority of the favorable reserve development for the specialty segment during 2011 and 2010 was associated with excess and surplus (“E&S”) business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than those that are charged in the “standard” market. Beginning in 2003, the E&S business began to experience improved claim frequency (i.e., a lower number of reported claims per unit of exposure). One reason for the lower number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was not expected at the time loss reserves were initially established. We began to recognize those trends in 2007 and have continued to reduce our estimates of ultimate claim costs since then as the magnitude of the frequency trends has become more evident. The favorable reserve development in 2011 was primarily attributable to accident years 2004 through 2009.
          Regional — The favorable reserve development for the regional segment during 2011 was primarily related to the general liability portion of commercial multi-peril business. The favorable reserve development resulted mainly from lower loss emergence on known case reserves relative to historical levels. The favorable reserve development was primarily attributable to accident years 2005 through 2009.
          Alternative Markets — The unfavorable reserve development for the alternative markets segment during 2011 was related to an increase in prior year reserves for excess workers compensation business, partially offset by a decrease in prior year reserves for primary workers’ compensation business and for medical excess business. The increase in loss reserves for excess workers’ compensation business was related primarily to increased medical and pharmaceutical costs associated with certain long-term disability claims. The majority of favorable reserve development for primary workers’ compensation was related to California business, where the impact of legislative reforms continues to be reflected in improved loss trends.
          Reinsurance — The majority of the favorable development for the reinsurance segment during 2011 was related to the Company’s participation in a Lloyd’s of London syndicate. The favorable development was related to underwriting years 2008 through 2010 and resulted from a re-evaluation of the syndicate’s year-end loss reserves.

          Loss Reserve Discount — The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.5%. As of March 31, 2011, the aggregate blended discount rates ranged from 2.5% to 6.5%, with a weighted average discount rate of 4.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $911 million and $898 million as of March 31, 2011 and December 31, 2010, respectively.
          Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premium, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $66 million and $58 million at March 31, 2011 and December 31, 2010, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

          The following table provides a summary of all fixed maturity securities in an unrealized loss position as of March 31, 2011:

	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

Unrealized loss less than 20% of amortized cost	237	$2,040,382	$67,135
Unrealized loss of 20% or greater:
Six to nine months	1	3,857	1,225
Twelve months and longer	8	37,578	14,812

Total	246	$2,081,817	$83,172

          A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2011 is presented in the table below. There were no securities with an unrealized loss greater than $5 million at that date.

			Gross
	Number of	Aggregate	Unrealized
(Dollars in thousands)	Securities	Fair Value	Loss

Mortgage-backed securities	14	$136,652	$7,668
Corporate	10	49,796	3,629
State and municipal	6	44,721	6,906

Total	30	$231,169	$18,203

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
          Preferred Stocks — At March 31, 2011, there were six preferred stocks in an unrealized loss position, with an aggregate fair value of $86 million and a gross unrealized loss of $7 million. One of those preferred stocks with an aggregate fair value of $12 million and a gross unrealized loss of $2 million is rated non-investment grade. Based upon management’s view of the underlying value of these securities, the Company does not consider any of the preferred stocks to be OTTI.
          Common Stocks — At March 31, 2011, the Company owned six common stocks in an unrealized loss position with an aggregate fair value of $71 million and an aggregate unrealized loss of $4 million. The Company does not consider these common stocks to be OTTI.
          Loans Receivable — The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, a valuation reserve is established with a corresponding charge to earnings. Loans receivable are reported net of a valuation reserve of $20 million at March 31, 2011 and December 31, 2010.
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
          The following table summarizes pricing methods for fixed maturity securities available for sale as of March 31, 2011 (dollars in thousands):

	Carrying	Percent
	Value	of Total
Pricing source:
Independent pricing services	$10,582,588	95.0%
Syndicate manager	112,860	1.0%
Directly by the Company based on:
Observable data	362,417	3.3%
Cash flow model	77,754	0.7%

Total	$11,135,619	100.0%

          Independent pricing services — The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2011, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2011 and 2010
Business Segment Results
          Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2011 and 2010. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2011	2010

Specialty
Gross premiums written	$415,730	$342,932
Net premiums written	358,117	301,928
Premiums earned	330,207	312,953
Loss ratio	54.2%	57.9%
Expense ratio	33.6%	33.6%
GAAP combined ratio	87.8%	91.5%

Regional
Gross premiums written	$298,841	$302,641
Net premiums written	279,624	272,032
Premiums earned	261,517	263,669
Loss ratio	62.4%	57.2%
Expense ratio	36.1%	35.5%
GAAP combined ratio	98.5%	92.7%

Alternative Markets
Gross premiums written	$254,847	$241,351
Net premiums written	200,554	210,405
Premiums earned	148,337	154,785
Loss ratio	72.6%	64.6%
Expense ratio	26.1%	25.5%
GAAP combined ratio	98.7%	90.1%

Reinsurance
Gross premiums written	$112,564	$106,369
Net premiums written	106,354	98,771
Premiums earned	105,478	99,558
Loss ratio	62.6%	50.4%
Expense ratio	39.2%	43.8%
GAAP combined ratio	101.8%	94.2%

International
Gross premiums written	$187,876	$132,827
Net premiums written	138,654	100,814
Premiums earned	136,958	99,596
Loss ratio	66.5%	67.9%
Expense ratio	39.1%	43.6%
GAAP combined ratio	105.6%	111.5%

Consolidated
Gross premiums written	$1,269,858	$1,126,120
Net premiums written	1,083,303	983,950
Premiums earned	982,497	930,561
Loss ratio	61.8%	59.1%
Expense ratio	34.5%	35.0%
GAAP combined ratio	96.3%	94.1%

          Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2011 and 2010 (amounts in thousands, except per share data):

	2011	2010

Net income to common stockholders	$116,487	$118,610
Weighted average diluted shares	147,425	159,771
Net income per diluted share	$0.79	$0.74

          The Company reported net income of $116 million in 2011 compared to $119 million in 2010. The decrease in net income was primarily due to a decline in underwriting income, partially offset by an increase in net investment gains. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010.
          Premiums. Gross premiums written were $1,270 million in 2011, an increase of 13% from $1,126 million in 2010. The increase in gross premiums written was primarily due to growth in our specialty and international business segments as a result of expansion into new markets. Approximately 79% of policies expiring in the first quarter of 2011 were renewed, compared with a 78% renewal retention rate for policies expiring in full year 2010. The average rate (i.e. average premium adjusted for change in exposures) for policies that renewed in 2011 increased by 0.7%.
          Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. Although price levels are generally stable, current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2011 compared with 2010 by line of business within each business segment follows:
•	Specialty gross premiums increased by 21% to $416 million in 2011 from $343 million in 2010 primarily due to increased business in the energy and environmental markets. Gross premiums written increased 42% for commercial automobile, 28% for other liability, 27% for property lines, 10% for professional liability and 3% for products liability.

•	Regional gross premiums decreased by 1% to $299 million in 2011 from $303 million in 2010. Gross premiums written decreased 1% for commercial automobile and increased 7% for workers’ compensation and 2% for commercial multiple peril. Gross premiums written in 2010 include $10 million of assigned risk premiums that were transferred to the alternative markets segment in 2011.

•	Alternative markets gross premiums increased by 6% to $255 million in 2011 from $241 million in 2010. Gross premiums written decreased 22% for excess workers’ compensation and increased by 8% for primary workers’ compensation. Gross premiums include fully reinsured assigned risk premiums of $38 million in 2011 and $17 million in 2010. The increase is due, in part, to the transfer from the regional segment described above.

•	Reinsurance gross premiums increased by 6% to $113 million in 2011 from $106 million in 2010. Gross premiums written increased 6% to $80 million for casualty business and increased 5% to $33 million for property business.

•	International gross premiums increased by 41% to $188 million in 2011 from $133 million in 2010. The increase is primarily due to an increase in business written by our Lloyd’s operation and to new insurance branches in Germany and Norway. Gross premiums written increased 65% for property lines, 115% for liability lines, 27% for workers’ compensation, 15% for reinsurance assumed, 5% for auto and 46% for professional liability.
          Net premiums written were $1,083 million in 2011, an increase of 10% from $984 million in 2010. Ceded reinsurance premiums as a percentage of gross written premiums increased to 15% in 2011 from 13% in 2010. The increase inceded reinsurance premiums was primarily related to recently started operating units, which have a higher ceded premium percentage than mature operating units due to differences in the limits and risk profiles of their business, and to an increase in premiums ceded to assigned risk pools, as described above.
          Premiums earned increased 6% to $982 million in 2011 from $931 million in 2010. Insurance premiums are primarily earned on a pro rata basis ratably over the policy term, and premiums earned in 2011 are related to business written during both 2011 and 2010.

          Net Investment Income. Following is a summary of net investment income for 2011 and 2010:

			Average Annualized
	Amount		Yield
(Dollars in thousands)	2011	2010	2011	2010

Fixed maturity securities, including cash	$122,113	$125,068	4.0%	4.2%
Investment funds	$14,507	$4,718	11.7%	4.5%
Arbitrage trading account and funds	7,095	11,223	7.2%	6.3%
Equity securities available for sale	3,264	3,365	3.4%	4.3%

Gross investment income	146,979	144,374	4.3%	4.3%
Investment expenses	(853)	(813)

Total	$146,126	$143,561	4.3%	4.3%

          Net investment income increased 2% to $146 million in 2011 from $144 million in 2010. The increase in investment income is due to an increase in income from investment funds (which are reported on a one-quarter lag), partially offset by a decline in investment income from arbitrage investments. The increase in investment income from investment funds is primarily due to higher income from real estate funds. Investment income from merger arbitrage is a function of the number and value of announced merger transactions and the amount invested in and potential spreads available for those transactions. Average invested assets, at cost (including cash and cash equivalents) were $13 billion in 2011 and in 2010.
          Insurance Service Fees. Insurance service fees consist of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees increased to $22 million in 2011 from $21 million in 2010 due to an increase in fees received for claims administration services.
          Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $29 million in 2011 compared with $8 million in 2010.
          Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. There were no other-than-temporary impairments in 2011 compared with $3 million in 2010.
          Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $54 million in 2011 compared with $52 million in 2010. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.

          Losses and Loss Expenses. Losses and loss expenses increased to $607 million in 2011 from $550 million in 2010. The consolidated loss ratio increased 2.7 percentage points to 61.8% in 2011 from 59.1% in 2010. The increase is due to a decrease of 1.4 points in favorable reserve development and an increase of 1.3 points in the loss ratio before catastrophes and prior year reserve changes. Favorable prior year reserve development was $51 million, or 6.7 loss ratio points, in 2011 compared with $62 million, or 5.2 loss ratio points, in 2010. Catastrophe losses were $24 million in 2011 compared with $23 million in 2010. Catastrophe losses in 2011 included regional storm losses of $9 million and an estimate of $15 million for potential losses from earthquakes in Japan and New Zealand and floods in Australia. Catastrophe losses in 2010 included losses of $8 million for the earthquake in Chile. A summary of loss ratios in 2011 compared with 2010 by business segment follows:
•	Specialty’s loss ratio decreased 3.7 points to 54.2% in 2011 from 57.9% in 2010 due to an increase of 3.6 points in favorable reserve development. Favorable prior year reserve development was $39 million in 2011 compared with $25 million in 2010.

•	Regional’s loss ratio increased 5.2 percentage points to 62.4% in 2011 from 57.2% in 2010. The increase is due to a decrease of 4.1 points in favorable reserve development and an increase of 3.6 points in the loss ratio before castrophes and prior year reserve changes, partially offset by a decrease of 2.5 points in catastrophe losses. Prior year reserves decreased by $9 million in 2011 compared with $20 million in 2010. Catastrophe losses were $9 million in 2011 compared with $15 million in 2010.

•	Alternative markets’ loss ratio increased 8.0 points to 72.6% in 2011 from 64.6% in 2010. The increase is due to a 5.0 point change in the impact of prior year reserve development and an increase of 3.0 points in the loss ratio before catastrophes and prior year reserve changes. Prior year reserves increased by $4 million in 2011 compared with a decrease of $4 million in 2010.

•	Reinsurance’s loss ratio increased 12.2 percentage points to 62.6% in 2011 from 50.4% in 2010. The increase was due primarily to a decrease of 5.2 points in favorable reserve development and an increase of 6.7 points in the loss ratio before catastrophes and prior year reserve changes. Prior year reserves decreased by $5 million in 2011 compared with $10 million in 2010. The increase in the loss ratio before catastrophes and prior year reserve changes is due, in part, to changes in contract structures and was partially offset by a related decrease of 4.5 points due to a lower average commission rate.

•	International’s loss ratio decreased 1.4 percentage points to 66.5% in 2011 from 67.9% in 2010. The decrease was due to a decrease of 6.7 points in the loss ratio before catastrophes and prior year reserve changes, partially offset by a 4.0 point increase in catastrophe losses. The decrease in the loss ratio before catastrophes and reserve changes was due to growth in earned premiums and improving profitability of our new Lloyd’s syndicate as well as our business in Australia. Catastrophe losses were $11 million in 2011 compared with $4 million in 2010. Prior year reserves decreased by $2 million in 2011 compared with $3 million in 2010.
           Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2011 and 2010:

(Dollars in thousands)	2011	2010

Underwriting expenses	$339,185	$325,603
Service expenses	17,329	18,544
Net foreign currency (gains) losses	520	(5,027)
Other costs and expenses	27,797	28,847

Total	$384,831	$367,967

          Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 34.5% in 2011 from 35.0% in 2010. By business segment, the expense ratio was unchanged for specialty, up 0.6 percentage points for regional and alternative markets and down 4.6 points and 4.5 points, respectively, for reinsurance and international. The decrease in the reinsurance expense ratio was due to a lower average commission rate (See discussion of loss and loss expenses above). The international expense ratio decreased by 4.5 points because earned premiums grew at a higher rate (38%) than the growth in the non-variable portion of underwriting expenses.
          Service expenses, which represent the costs associated with the fee-based businesses, decreased 7% to $17 million. The decrease was due to lower general and administrative expenses.
          Net foreign currency (gains) losses result from transactions denominated in a currency other than the operating unit’s functional currency. The gain in 2010 was primarily attributable to foreign operating units holding assets denominated in U.S. dollars.

          Other costs and expenses, which represent corporate expenses, decreased 4% to $28 million due to a decrease in general and administrative costs.
          Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $54 million in 2011 compared to $49 million in 2010. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses.
          Interest Expense. Interest expense increased 8% to $28 million primarily due to the issuance of $300 million of 5.375% senior notes in September 2010, partially offset by the repayment of $150 million of 5.125% senior notes in September 2010.
          Income Taxes. The effective income tax rate was 27% in 2011 as compared to 26% in 2010. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a smaller portion of the 2011 pre-tax income and as such had a lower impact on the effective tax rate for 2011 compared with 2010.

Investments
          As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations. The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of its portfolio was 3.6 years at March 31, 2011 and December 31, 2010. The Company’s investment portfolio and investment-related assets as of March 31, 2011 were as follows:

	Carrying	Percent
(Dollars in thousands)	Value	of Total

Fixed maturity securities:
U.S. government and government agencies	$1,295,559	9.8%
State and municipal:
Special revenue	2,129,061	16.1%
State general obligation	1,012,535	7.6%
Local general obligation	427,260	3.2%
Pre-refunded (1)	1,461,295	11.0%
Corporate backed	449,398	3.4%

Total state and municipal	5,479,549	41.4%

Mortgage-backed securities:
Agency	1,052,388	7.9%
Residential-Prime	267,365	2.0%
Residential-Alt A	54,490	0.4%
Commercial	57,999	0.4%

Total mortgage-backed securities	1,432,242	10.8%

Corporate:
Industrial	1,192,670	9.0%
Financial	722,808	5.5%
Utilities	197,053	1.5%
Asset-backed	273,692	2.1%
Other	122,702	1.0%

Total corporate	2,508,925	19.0%

Foreign government and foreign government agencies	535,343	4.0%

Total fixed maturity securities	11,251,618	85.0%

Equity securities available for sale:
Preferred stocks:
Financial	96,981	0.7%
Real estate	48,604	0.4%
Utilities	49,248	0.4%

Total preferred stocks	194,833	1.5%

Common stocks	315,297	2.4%

Total equity securities available for sale	510,130	3.9%

Arbitrage trading account	488,202	3.7%
Investment in arbitrage funds	62,541	0.5%
Investment funds	548,327	4.1%
Loans receivable	348,773	2.6%
Real estate	32,775	0.2%

Total investments	$13,242,366	100.0%

(1)	Bonds that have been pre-refunded with U.S. government securities.

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
          Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
          Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
          Investment in Arbitrage Funds. Investment in arbitrage funds represents investments in limited partnerships that specialize in merger arbitrage and relative value arbitrage. Relative value arbitrage is the business of investing primarily in equity securities with the goal of capitalizing on perceived differences in fundamental values between pairs of companies in similar industries.
          Investment Funds. At March 31, 2011 and December 31, 2010, the Company’s carrying value in investment funds was $548 million and $452 million, respectively, including investments in real estate funds of $294 million and $226 million, respectively, and investments in energy funds of $114 million and $97 million, respectively.
          Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $349 million and an aggregate fair value of $312 million at March 31, 2011. Amortized cost of these loans is net of a valuation allowance of $20 million as of March 31, 2011. The nine largest loans have an aggregate amortized cost of $271 million and an aggregate fair value of $233 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and June 2014. The loans are secured by office buildings (64%), hotels (23%) and senior living facilities (13%) located primarily in New York City, California, Hawaii, Boston and Philadelphia.
          Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. As noted above, the Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.6 years at March 31, 2011 and December 31, 2010. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
          Cash Flow. Cash flow provided from operating activities was $55 million in 2011 and $57 million in 2010.
          The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 85% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2011. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
          Debt. At March 31, 2011, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,740 million and a face amount of $1,758 million. The maturities of the outstanding debt are $7 million in 2011, $22 million in 2012, $201 million in 2013, $200 million in 2015, $2 million in 2016, $450 million in 2019, $300 million in 2020, $76 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
          Equity. At March 31, 2011, total common stockholders’ equity was $3.8 billion, common shares outstanding were 141,599,454, and stockholders’ equity per outstanding share was $26.78.
          Total Capital. Total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $5.5 billion at March 31, 2011. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 31% at March 31, 2011 and 32% at December 31, 2010.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
          Reference is made to the information under “Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
          Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
          There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Set forth below is a summary of the shares repurchased by the Company during the quarter and the number of shares remaining authorized for purchase by the Company.

			Total number of shares purchased	Maximum number of
	Total number		as part of publicly announced	shares that may yet be
	of shares	Average price	plans	purchased under the
	purchased	paid per share	or programs	plans or programs
January 2011	600	$27.42	600	5,841,594
February 2011	—	—	—	10,000,000 (1)
March 2011	778,552	$29.91	—	10,000,000

(1)	The Company’s repurchase authorization was increased to 10,000,000 shares by its board of directors on February 25, 2011.
Item 6. Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date: May 6, 2011	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: May 6, 2011	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer