Form 10-Q
period 2011-06-30
BERKLEY W R CORP
filed 2011-08-05
CIK 11544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $.20 par value, outstanding as of July 29, 2011: 140,132,364

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

W. R. BERKLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$11,279,509	$11,209,154
Equity securities available for sale	511,052	561,053
Arbitrage trading account	474,787	359,192
Investment in arbitrage funds	59,728	60,660
Investment funds	606,291	451,751
Loans receivable	311,663	353,583
Real estate	117,873	—

Total investments	13,360,903	12,995,393

Cash and cash equivalents	794,881	642,952
Premiums and fees receivable	1,241,298	1,087,208
Due from reinsurers	1,130,040	1,070,256
Accrued investment income	139,994	138,384
Prepaid reinsurance premiums	275,826	215,816
Deferred policy acquisition costs	440,644	405,942
Real estate, furniture and equipment	254,792	254,720
Deferred federal and foreign income taxes	14,957	65,492
Goodwill	90,581	90,581
Trading account receivables from brokers and clearing organizations	242,720	339,235
Current federal and foreign income taxes	15,630	23,605
Other assets	192,858	198,963

Total assets	$18,195,124	$17,528,547

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,195,675	$9,016,549
Unearned premiums	2,166,032	1,953,721
Due to reinsurers	264,929	215,723
Trading account securities sold but not yet purchased	68,255	53,494
Other liabilities	835,529	836,001
Junior subordinated debentures	242,893	242,784
Senior notes and other debt	1,501,739	1,500,419

Total liabilities	14,275,052	13,818,691

Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 140,911,472 and 141,009,834 shares	47,024	47,024
Additional paid-in capital	923,995	935,099
Retained earnings	4,372,978	4,194,684
Accumulated other comprehensive income	340,743	276,563
Treasury stock, at cost, 94,206,446 and 94,108,084 shares	(1,771,933)	(1,750,494)

Total stockholders’ equity	3,912,807	3,702,876
Noncontrolling interests	7,265	6,980

Total equity	3,920,072	3,709,856

Total liabilities and equity	$18,195,124	$17,528,547

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Net premiums written	$1,057,415	$961,354	$2,140,718	$1,945,304
Change in net unearned premiums	(40,171)	(13,226)	(140,977)	(66,615)

Net premiums earned	1,017,244	948,128	1,999,741	1,878,689
Net investment income	149,072	129,731	295,198	273,292
Insurance service fees	25,035	20,390	47,208	41,875
Net investment gains (losses):
Net realized gains on investment sales	23,290	11,534	52,574	20,028
Other-than-temporary impairments	(400)	—	(400)	(2,582)

Net investment gains	22,890	11,534	52,174	17,446

Revenues from wholly-owned investees	56,134	52,929	110,021	104,505
Other income	574	356	958	808

Total revenues	1,270,949	1,163,068	2,505,300	2,316,615

OPERATING COSTS AND EXPENSES:
Losses and loss expenses	674,276	570,475	1,281,371	1,120,448
Other operating costs and expenses	402,359	370,823	787,190	738,790
Expenses from wholly-owned investees	55,855	49,934	109,671	98,908
Interest expense	28,132	26,014	56,249	52,055

Total operating costs and expenses	1,160,622	1,017,246	2,234,481	2,010,201

Income before income taxes	110,327	145,822	270,819	306,414
Income tax expense	(27,309)	(35,598)	(71,309)	(77,409)

Net income before noncontrolling interests	83,018	110,224	199,510	229,005
Noncontrolling interests	64	(17)	59	(188)

Net income to common stockholders	$83,082	$110,207	$199,569	$228,817

NET INCOME PER SHARE:
Basic	$0.59	$0.73	$1.41	$1.50
Diluted	$0.56	$0.70	$1.35	$1.44

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
COMMON STOCK:
Beginning and end of period	$47,024	$47,024

ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$935,099	$926,359
Stock options exercised and restricted units issued, net of tax	(23,936)	(11,168)
Restricted stock units expensed	12,524	11,017
Stock issued to directors	308	198

End of period	$923,995	$926,406

RETAINED EARNINGS:
Beginning of period	$4,194,684	$3,785,187
Net income to common stockholders	199,569	228,817
Dividends	(21,275)	(19,638)

End of period	$4,372,978	$3,994,366

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$334,747	$219,394
Unrealized gains on securities not other-than-temporarily impaired	53,342	108,305
Unrealized gains (losses) on other-than-temporarily impaired securities	(426)	974

End of period	387,663	328,673

Currency translation adjustments:
Beginning of period	(42,488)	(40,371)
Net change in period	9,853	(17,220)

End of period	(32,635)	(57,591)

Net pension asset:
Beginning of period	(15,696)	(15,816)
Net change in period	1,411	1,120

End of period	(14,285)	(14,696)

Total accumulated other comprehensive income	$340,743	$256,386

TREASURY STOCK:
Beginning of period	$(1,750,494)	$(1,325,710)
Stock exercised/vested	37,156	15,058
Stock repurchased	(59,159)	(231,704)
Stock issued to directors	564	536

End of period	$(1,771,933)	$(1,541,820)

NONCONTROLLING INTERESTS:
Beginning of period	$6,980	$5,879
Contributions	332	373
Net income (loss)	(59)	188
Other comprehensive income, net of tax	12	8

End of period	$7,265	$6,448

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income before noncontrolling interests	$83,018	$110,224	$199,510	$229,005
Other comprehensive income:
Change in unrealized foreign exchange gains (losses)	(1,007)	(4,941)	9,853	(17,220)
Unrealized holding gains on investment securities arising during the period, net of taxes	92,271	76,667	86,054	120,579
Reclassification adjustment for net investment losses included in net income, net of taxes	(14,336)	(7,449)	(33,126)	(11,292)
Change in unrecognized pension obligation, net of taxes	707	561	1,411	1,120

Other comprehensive income	77,635	64,838	64,192	93,187

Comprehensive income	160,653	175,062	263,702	322,192
Comprehensive income (loss) to the noncontrolling interests	(4)	(19)	47	(196)

Comprehensive income to common stockholders	$160,649	$175,043	$263,749	$321,996

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$199,569	$228,817
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(52,174)	(17,446)
Depreciation and amortization	33,179	42,468
Noncontrolling interests	(59)	188
Investment funds	(26,150)	22,197
Stock incentive plans	13,026	12,367
Change in:
Securities trading account	(115,595)	(32,585)
Investment in arbitrage funds	932	24,856
Trading account receivables from brokers and clearing organizations	96,515	126,867
Trading account securities sold but not yet purchased	14,761	(95,049)
Premiums and fees receivable	(148,144)	(69,028)
Due from reinsurers	(59,061)	(41,365)
Accrued investment income	(1,307)	(4,531)
Prepaid reinsurance premiums	(60,010)	10,697
Deferred policy acquisition costs	(32,852)	(19,793)
Deferred income taxes	21,839	14,195
Other assets	11,205	(12,191)
Reserves for losses and loss expenses	163,604	5,748
Unearned premiums	203,515	53,049
Due to reinsurers	47,184	13,845
Other liabilities	(93,585)	(76,636)

Cash from operating activities	216,392	186,670

CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sales, excluding trading account:
Fixed maturity securities	707,598	1,016,514
Equity securities	100,837	64,962
Return of capital from investment funds	30,921	37,235
Proceeds from maturities and prepayments of fixed maturity securities	774,127	628,898
Cost of purchases, excluding trading account:
Fixed maturity securities	(1,419,857)	(1,341,503)
Equity securities	(44,736)	(31,262)
Real estate	(117,893)
Contributions to investment funds	(155,122)	(60,675)
Change in loans receivable	43,700	6,161
Net additions to real estate, furniture and equipment	(18,679)	(20,307)
Change in balances due to security brokers	73,311	55,446
Payment for business purchased, net of cash acquired	(8,579)	—

Cash from (used in) investing activities	(34,372)	355,469

CASH USED IN FINANCING ACTIVITIES:
Purchase of common treasury shares	(59,159)	(231,704)
Cash dividends to common stockholders	(21,273)	(29,196)
Bank deposits received	22,779	9,715
Repayments to federal home loan bank	(500)	(7,500)
Net proceeds from stock options exercised	13,217	3,821
Debt proceeds (repayment)	624	(10,775)
Other, net	356	(232)

Cash used in financing activities	(43,956)	(265,871)

Change in foreign exchange rates	13,865	(10,235)

Increase in cash and cash equivalents	151,929	266,033
Cash and cash equivalents at beginning of year	642,952	515,430

Cash and cash equivalents at end of period	$794,881	$781,463

See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General

The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Reclassifications have been made in the 2010 financial statements as originally reported to conform to the presentation of the 2011 financial statements.

The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

Real estate held for investment purposes is initially recorded at the purchase price, which is generally fair value, and is subsequently reported at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the estimated useful lives of the building. Rental income is recognized on a straight-line basis over the lease term and is reported, net of rental expenses, as net investment income. The carrying value of real estate is reviewed for impairment and an impairment loss is recognized if the estimated undiscounted cash flows from the use and disposition of the property are less than the carrying value of the property. Future minimum rental income expected on operating leases relating to real estate held for investment is $1,343,366 in 2011, $1,421,405 in 2012, $1,464,104 in 2013, $1,507,969 in 2014, $ $1,553,208 in 2015 and $340,365,393 thereafter.

In January 2011, the Company acquired an inactive insurance company for $23 million in cash. The acquired company had cash and investments of $21 million and no net loss reserves. Approximately $2 million of the purchase price was allocated to intangible assets.

Acquisition costs incurred in writing insurance and reinsurance business (primarily commissions and premium taxes) are deferred and amortized ratably over the terms of the related contracts. Ceding commissions received on reinsurance contracts are netted against acquisition costs and are recognized ratably over the life of the contract. Deferred policy acquisition costs are presented net of unearned ceding commissions. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. The recoverability of deferred policy acquisition costs is evaluated separately by each of our operating companies for each of their major lines of business. Future investment income is taken into account in measuring the recoverability of deferred policy acquisition costs.

Loans receivable represent commercial real estate mortgage loans and bank loans and are carried at amortized cost. The Company monitors the performance of its loans receivable and establishes an allowance for loan losses for loans where the Company determines it is probable that the contractual terms will not be met, with a corresponding charge to earnings. For loans that are evaluated individually and deemed to be impaired, the Company establishes a specific allowance based on a discounted cash flow analysis and comparable cost and sales methodologies, if appropriate. Individual loans that are not considered impaired and smaller-balance homogeneous loans are evaluated collectively and a general allowance is established if it is considered probable that a loss has been incurred.

The accrual of interest on loans receivable is discontinued if the loan is 90 days past due based on contractual terms of the loan, unless the loan is adequately secured and in process of collection. In general, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest on these loans is accounted for on a cash-basis until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonable assured.

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

The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Basic	141,637	151,215	141,408	152,324
Diluted	147,677	157,461	147,614	158,539

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

In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring (“TDR”). A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities. The updated guidance is effective for the first interim period beginning on or after June 15, 2011 with early adoption permitted. For purposes of TDR disclosures, this ASU applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. However, any changes in the method used to measure impairment apply prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

(4) Statements of Cash Flow

Interest payments were $56,171,000 and $51,347,000 and income taxes paid were $37,516,000 and $94,389,000 in the six months ended June 30, 2011 and 2010, respectively.

(5) Investments in Fixed Maturity Securities

At June 30, 2011 and December 31, 2010, investments in fixed maturity securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2011
Held to maturity:
State and municipal	$74,086	$6,272	$—	$80,358	$74,086
Residential mortgage-backed	37,151	5,577	—	42,728	37,151
Corporate	4,995	728	—	5,723	4,995

Total held to maturity	116,232	12,577	—	128,809	116,232

Available for sale:
U.S. government and government agency	1,115,586	62,294	(591)	1,177,289	1,177,289
State and municipal	5,178,823	233,040	(25,249)	5,386,614	5,386,614
Mortgage-backed securities:
Residential (1)	1,339,725	56,022	(12,258)	1,383,489	1,383,489
Commercial	54,076	2,208	(186)	56,098	56,098
Corporate	2,524,002	109,208	(23,925)	2,609,285	2,609,285
Foreign	521,681	29,102	(281)	550,502	550,502

Total available for sale	10,733,893	491,874	(62,490)	11,163,277	11,163,277

Total investments in fixed maturity securities	$10,850,125	$504,451	$(62,490)	$11,292,086	$11,279,509

December 31, 2010
Held to maturity:
State and municipal	$71,998	$3,440	$(1,129)	$74,309	$71,998
Residential mortgage-backed	39,002	3,667	—	42,669	39,002
Corporate	4,995	185	—	5,180	4,995

Total held to maturity	115,995	7,292	(1,129)	122,158	115,995

Available for sale:
U.S. government and government agency	1,289,669	58,658	(452)	1,347,875	1,347,875
State and municipal	5,302,513	203,221	(44,288)	5,461,446	5,461,446
Mortgage-backed securities:
Residential (1)	1,319,289	52,165	(13,278)	1,358,176	1,358,176
Commercial	57,057	2,207	(5,594)	53,670	53,670
Corporate	2,307,987	102,306	(30,031)	2,380,262	2,380,262
Foreign	460,683	31,283	(236)	491,730	491,730

Total available for sale	10,737,198	449,840	(93,879)	11,093,159	11,093,159

Total investments in fixed maturity securities	$10,853,193	$457,132	$(95,008)	$11,215,317	$11,209,154

(1)	Gross unrealized losses for residential mortgage-backed securities include $4,720,000 and $4,064,000 as of June 30, 2011 and December 31, 2010, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$730,457	$741,743
Due after one year through five years	3,144,418	3,295,379
Due after five years through ten years	2,750,416	2,911,151
Due after ten years	2,793,882	2,861,498
Mortgage-backed securities	1,430,952	1,482,315

Total	$10,850,125	$11,292,086

At June 30, 2011, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(6) Investments in Equity Securities Available for Sale

At June 30, 2011 and December 31, 2010, investments in equity securities available for sale were as follows:

(Dollars in thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2011
Common stocks	$202,928	$147,115	$(1,784)	$348,259	$348,259
Preferred stocks	145,205	24,747	(7,159)	162,793	162,793

Total	$348,133	$171,862	$(8,943)	$511,052	$511,052

December 31, 2010
Common stocks	$188,949	$128,096	$(989)	$316,056	$316,056
Preferred stocks	215,286	40,386	(10,675)	244,997	244,997

Total	$404,235	$168,482	$(11,664)	$561,053	$561,053

(7) Arbitrage Trading Account and Arbitrage Funds

The fair value and carrying value of the arbitrage trading account and arbitrage funds and related assets and liabilities were as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Arbitrage trading account	$474,787	$359,192
Investment in arbitrage funds	59,728	60,660
Related assets and liabilities:
Receivables from brokers	242,720	339,235
Securities sold but not yet purchased	(68,255)	(53,494)

(8) Net Investment Income

Net investment income consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Investment income earned on:
Fixed maturity securities, including cash	$125,344	$125,649	$247,457	$250,758
Equity securities available for sale	3,485	2,628	6,749	5,993
Investment funds	17,028	1,540	31,535	6,258
Arbitrage trading account	4,301	1,131	11,396	12,354

Gross investment income	150,158	130,948	297,137	275,363
Investment expense	(1,086)	(1,217)	(1,939)	(2,071)

Net investment income	$149,072	$129,731	$295,198	$273,292

(9) Loans Receivable

The amortized cost of loans receivable was $312 million and $354 million at June 30, 2011 and December 31, 2010, respectively. Amortized cost is net of a valuation allowance of $20 million for the stated periods. The eight largest loans have an aggregate amortized cost of $233 million and an aggregate fair value of $205 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and June 2014. The loans are secured by office buildings (90%) and hotels (10%), with properties located primarily in New York City, California, Hawaii, Boston and Philadelphia.

The Company monitors the performance of its loans receivable and assesses the ability of the borrower to pay principal and interest based upon loan structure, underlying property values, cash flow and related financial and operating performance of the property and market conditions. Loans receivable with a potential for default are further assessed using discounted cash flow analysis and comparable cost and sales methodologies, if appropriate.

(10) Realized and Unrealized Investment Gains

Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Realized investment gains:
Fixed maturity securities:
Gains	$8,957	$12,342	$14,837	$21,850
Losses	(1,016)	(2,165)	(2,509)	(3,258)
Equity securities available for sale	14,289	637	38,221	791
Other	—	224	—	224
Sales of investment funds	1,060	496	2,025	421
Provision for OTTI	(400)	—	(400)	(2,582)
Less investment impairments recognized in other comprehensive income	—	—	—	—

Total net investment gains before income taxes	22,890	11,534	52,174	17,446
Income tax expense	(8,554)	(4,085)	(19,048)	(6,154)

Total net investment gains	$14,336	$7,449	$33,126	$11,292

Change in unrealized gains (losses) of available for sale securities:
Fixed maturity securities	$101,205	$124,287	$71,918	$178,322
Less non-credit portion of OTTI recognized in other comprehensive income	(900)	789	(656)	1,499
Equity securities available for sale	18,486	(15,538)	6,101	(12,270)
Investment funds	816	(3,358)	4,190	299

Total change in unrealized gains (losses) before income taxes and noncontrolling interests	119,607	106,180	81,553	167,850
Income tax (expense) benefit	(41,672)	(36,962)	(28,625)	(58,563)
Noncontrolling interests	(68)	(2)	(12)	(8)

Total change in unrealized gains	$77,867	$69,216	$52,916	$109,279

(11) Securities in an Unrealized Loss Position

The following table summarizes all securities in an unrealized loss position at June 30, 2011 and December 31, 2010 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011
U.S. government and agency	$41,724	$584	$6,804	$7	$48,528	$591
State and municipal	518,152	9,036	175,520	16,213	693,672	25,249
Mortgage-backed securities	158,616	3,174	105,793	9,270	264,409	12,444
Corporate	386,850	5,804	124,011	18,121	510,861	23,925
Foreign	18,354	281	—	—	18,354	281

Fixed maturity securities	1,123,696	18,879	412,128	43,611	1,535,824	62,490
Common stocks	33,219	1,784	—	—	33,219	1,784
Preferred stocks	12,585	415	57,885	6,744	70,470	7,159

Equity securities	45,804	2,199	57,885	6,744	103,689	8,943

Total	$1,169,500	$21,078	$470,013	$50,355	$1,639,513	$71,433

December 31, 2010
U.S. government and agency	$60,228	$420	$6,973	$32	$67,201	$452
State and municipal	951,119	26,577	156,617	18,840	1,107,736	45,417
Mortgage-backed securities	116,194	2,809	174,163	16,063	290,357	18,872
Corporate	409,604	7,233	155,259	22,798	564,863	30,031
Foreign	43,514	236	—	—	43,514	236

Fixed maturity securities	1,580,659	37,275	493,012	57,733	2,073,671	95,008
Common stocks	58,979	989	—	—	58,979	989
Preferred stocks	27,010	2,368	76,890	8,307	103,900	10,675

Equity securities	85,989	3,357	76,890	8,307	162,879	11,664

Total	$1,666,648	$40,632	$569,902	$66,040	$2,236,550	$106,672

Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2011 is presented in the table below. There were no securities with an unrealized loss greater than $5 million at that date.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	16	$119,296	$8,370
Corporate	10	73,135	3,778
State and municipal	4	37,552	3,590

Total	30	$229,983	$15,738

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Beginning balance of amounts related to credit losses	$4,261	$5,661	$4,261	$5,661
Additions for amounts related to credit losses	—	—	—	—

Ending balance of amounts related to credit losses	$4,261	$5,661	$4,261	$5,661

The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI.

Preferred Stocks – At June 30, 2011, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $70 million and a gross unrealized loss of $7 million. One of those preferred stocks with an aggregate fair value of $12 million and a gross unrealized loss of $2 million is rated non-investment grade. Based upon management’s view of the underlying value of these securities, the Company does not consider any of the preferred stocks to be OTTI.

Common Stocks – At June 30, 2011, the Company owned four common stocks in an unrealized loss position with an aggregate fair value of $33 million and an aggregate unrealized loss of $2 million. The Company does not consider these common stocks to be OTTI.

Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary with a charge to net investment losses. Loans receivable are reported net of a valuation reserve of $20 million at June 30, 2011 and December 31, 2010.

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of June 30, 2011 and December 31, 2010 by level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2011
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,177,289	$—	$1,177,289	$—
State and municipal	5,386,614	—	5,386,614	—
Mortgage-backed securities	1,439,587	—	1,439,587	—
Corporate	2,609,285	—	2,534,716	74,569
Foreign	550,502	—	550,502	—

Total fixed maturity securities available for sale	11,163,277	—	11,088,708	74,569

Equity securities available for sale:
Common stocks	348,259	290,956	55,744	1,559
Preferred stocks	162,793	—	136,594	26,199

Total equity securities available for sale	511,052	290,956	192,338	27,758

Arbitrage trading account	474,787	231,120	242,569	1,098

Total	$12,149,116	$522,076	$11,523,615	$103,425

Liabilities:
Securities sold but not yet purchased	$68,255	$48,759	$19,495	$1

December 31, 2010
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,347,875	$—	$1,347,875	$—
State and municipal	5,461,446	—	5,461,446	—
Mortgage-backed securities	1,411,846	—	1,411,846	—
Corporate	2,380,262	—	2,292,199	88,063
Foreign	491,730	—	491,730	—

Total fixed maturity securities available for sale	11,093,159	—	11,005,096	88,063

Equity securities available for sale:
Common stocks	316,056	204,749	109,748	1,559
Preferred stocks	244,997	—	155,551	89,446

Total equity securities available for sale	561,053	204,749	265,299	91,005

Arbitrage trading account	359,192	162,292	193,713	3,187

Total	$12,013,404	$367,041	$11,464,108	$182,255

Liabilities:
Securities sold but not yet purchased	$53,494	$51,672	$1,822	$—

There were no significant transfers between Levels 1 and 2 during the three or six months ended June 30, 2011, or during the year ended December 31, 2010.

The following tables summarize changes in Level 3 assets for the six months ended June 30, 2011 and for the year ended December 31, 2010:

		Gains (Losses) Included in
(Dollars in thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	(Sales)	Maturities	Transfer out	Ending Balance
For the six months ended June 30, 2011
Fixed maturity securities available for sale:
Corporate	$88,063	$(41)	$1,255	$180	$(952)	$(13,936)	$—	$74,569

Total	88,063	(41)	1,255	180	(952)	(13,936)	—	74,569

Equity securities available for sale:
Common stocks	1,559	—	—	—	—	—	—	1,559
Preferred stocks	89,446	26,165	(23,917)	—	(65,495)	—	—	26,199

Total	91,005	26,165	(23,917)	—	(65,495)	—	—	27,758

Arbitrage trading account	3,187	850	—	267	(3,206)	—	—	1,098

Total	$182,255	$26,974	$(22,662)	$447	$(69,653)	$(13,936)	$—	$103,425

For the year ended December 31, 2010
Fixed maturity securities available for sale:
Mortgage-backed securities	$25,900	$—	$—	$—	$—	$—	$(25,900)	$—
Corporate	90,160	(850)	1,558	19,632	(5,324)	(17,113)	—	88,063

Total	116,060	(850)	1,558	19,632	(5,324)	(17,113)	(25,900)	88,063

Equity securities available for sale:
Common stocks	1,559	—	—	—	—	—	—	1,559
Preferred stocks	54,713	23,535	31,633	19,542	(39,977)	—	—	89,446

Total	56,272	23,535	31,633	19,542	(39,977)	—	—	91,005

Arbitrage trading account	353	(353)	—	3,187	—	—	—	3,187

Total	$172,685	$22,332	$33,191	$42,361	$(45,301)	$(17,113)	$(25,900)	$182,255

During the year ended December 31, 2010, a mortgage-backed security was transferred from Level 3 to Level 2 as the Company was able to obtain a quotation from a third party broker dealer.

(13) Reinsurance

The following is a summary of reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Written premiums:
Direct	$1,094,879	$953,755	$2,171,726	$1,892,079
Assumed	150,397	159,714	343,408	347,510
Ceded	(187,861)	(152,115)	(374,416)	(294,285)

Total net premiums written	$1,057,415	$961,354	$2,140,718	$1,945,304

Earned premiums:
Direct	$1,020,606	$926,387	$1,993,131	$1,831,730
Assumed	161,942	160,459	323,812	319,845
Ceded	(165,304)	(138,718)	(317,202)	(272,886)

Total net premiums earned	$1,017,244	$948,128	$1,999,741	$1,878,689

Ceded losses incurred	$80,287	$135,245	$195,112	$226,652

The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $3 million as of June 30, 2011 and December 31, 2010.

(14) Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,279,509	$11,292,086	$11,209,154	$11,215,317
Equity securities available for sale	511,052	511,052	561,053	561,053
Arbitrage trading account	474,787	474,787	359,192	359,192
Investment in arbitrage funds	59,728	59,728	60,660	60,660
Loans receivable	311,663	284,666	353,583	312,515
Cash and cash equivalents	794,881	794,881	642,952	642,952
Trading account receivables from brokers and clearing organizations	242,720	242,720	339,235	339,235
Liabilities:
Trading account securities sold but not yet purchased	68,255	68,255	53,494	53,494
Due to broker	78,629	78,629	5,318	5,318
Junior subordinated debentures	242,893	250,800	242,784	249,900
Senior notes and other debt	1,501,739	1,631,197	1,500,419	1,570,057

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

	Units	Fair Value
Six months ended June 30:
2011	42,000	$1,328
2010	754,500	$19,693

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

Our international segment offers personal and commercial property casualty insurance in South America; commercial property casualty insurance in the United Kingdom and Continental Europe; and reinsurance in Australia, Southeast Asia and Canada.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate.

Summary financial information about the Company’s operating segments is presented in the following table. Income before income taxes by segment consists of revenues, less expenses, related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
(Dollars in thousands)	Earned Premiums	Investment Income and Funds	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
For the three months ended June 30, 2011:
Specialty	$349,943	$51,144	$691	$401,778	$77,564	$56,013
Regional	266,764	21,853	1,149	289,766	(15,579)	(7,735)
Alternative markets	148,999	35,386	23,196	207,581	41,579	30,898
Reinsurance	105,836	26,311	—	132,147	25,361	19,362
International	145,702	11,393	—	157,095	11,511	6,966
Corporate, other and eliminations (1)	—	2,985	56,707	59,692	(52,999)	(36,758)
Net investment gains	—	—	22,890	22,890	22,890	14,336

Consolidated	$1,017,244	$149,072	$104,633	$1,270,949	$110,327	$83,082

For the three months ended June 30, 2010:
Specialty	$316,513	$42,979	$820	$360,312	$75,177	$54,138
Regional	266,629	19,641	739	287,009	25,505	18,989
Alternative markets	155,227	29,675	18,834	203,736	45,571	33,262
Reinsurance	105,632	26,838	—	132,470	30,157	22,894
International	104,127	9,286	—	113,413	6,586	1,761
Corporate, other and eliminations (1)	—	1,312	53,282	54,594	(48,708)	(28,286)
Net investment gains	—	—	11,534	11,534	11,534	7,449

Consolidated	$948,128	$129,731	$85,209	$1,163,068	$145,822	$110,207

For the six months ended June 30, 2011:
Specialty	$680,150	$101,430	$1,401	$782,981	$167,933	$120,304
Regional	528,281	43,360	2,170	573,811	9,319	10,823
Alternative markets	297,336	70,141	43,641	411,118	83,209	61,794
Reinsurance	211,314	53,589	—	264,903	50,723	38,859
International	282,660	21,951	—	304,611	14,026	9,051
Corporate, other and eliminations (1)	—	4,727	110,975	115,702	(106,565)	(74,388)
Net investment gains	—	—	52,174	52,174	52,174	33,126

Consolidated	$1,999,741	$295,198	$210,361	$2,505,300	$270,819	$199,569

For the six months ended June 30, 2010:
Specialty	$629,466	$92,213	$1,618	$723,297	$150,847	$109,291
Regional	530,298	42,582	1,666	574,546	67,469	49,046
Alternative markets	310,012	62,522	38,597	411,131	96,556	70,383
Reinsurance	205,190	55,431	—	260,621	64,577	48,732
International	203,723	16,383	—	220,106	6,959	5,414
Corporate, other and eliminations (1)	—	4,161	105,307	109,468	(97,440)	(65,341)
Net investment gains	—	—	17,446	17,446	17,446	11,292

Consolidated	$1,878,689	$273,292	$164,634	$2,316,615	$306,414	$228,817

Identifiable assets by segment are as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Specialty	$6,036,066	$5,854,256
Regional	2,637,212	2,616,238
Alternative markets	3,946,019	3,801,597
Reinsurance	2,967,140	2,972,988
International	1,493,235	1,391,604
Corporate, other and eliminations (1)	1,115,452	891,864

Consolidated	$18,195,124	$17,528,547

(1)	Corporate, other and eliminations represent corporate revenues and expenses, net investment gains and losses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Specialty
Premises operations	$110,651	$99,819	$211,961	$187,759
Property	60,718	49,143	115,112	99,922
Professional liability	55,497	48,442	109,009	95,037
Commercial automobile	34,168	32,647	65,615	68,628
Products liability	23,500	24,449	46,902	63,236
Other	65,409	62,013	131,551	114,884

Total specialty	349,943	316,513	680,150	629,466

Regional
Commercial multiple peril	97,123	97,043	193,830	193,113
Commercial automobile	72,355	75,672	144,484	151,637
Workers’ compensation	54,902	53,707	108,469	106,678
Other	42,384	40,207	81,498	78,870

Total regional	266,764	266,629	528,281	530,298

Alternative Markets
Primary workers’ compensation	65,421	65,054	129,596	127,972
Excess workers’ compensation	43,169	57,723	86,902	116,051
Other	40,409	32,450	80,838	65,989

Total alternative markets	148,999	155,227	297,336	310,012

Reinsurance
Casualty	75,926	76,222	152,612	148,145
Property	29,910	29,410	58,702	57,045

Total reinsurance	105,836	105,632	211,314	205,190

International
Professional liability	21,591	19,624	44,893	43,771
Property	35,943	17,086	67,586	28,812
Reinsurance	21,622	16,020	42,449	30,900
Automobile	17,028	17,293	34,997	34,683
Workers’ compensation	18,258	13,482	35,596	27,051
Other liability	14,156	10,989	25,462	20,046
Other	17,104	9,633	31,677	18,460

Total international	145,702	104,127	282,660	203,723

Total	$1,017,244	$948,128	$1,999,741	$1,878,689

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

SAFE HARBOR STATEMENT

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as ‘believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2011 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments; the impact of significant competition; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; the impact of the economic downturn, and the potential effect of any legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007; the ability of our reinsurers to pay reinsurance recoverables owed to us; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to business practices in the insurance industry; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain key personnel and qualified employees; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2011 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our net premiums written and management fees would not necessarily result in commensurate levels of underwriting and operating profits. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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

Twenty-one of our operating units have been formed since 2006 to capitalize on various business opportunities. These newer units are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Australia, Southeast Asia and South America.

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

Beginning in 2005, the property casualty insurance became more competitive and insurance rates decreased across most business lines. Increased competition and the impact of the economic downturn also put pressure on policy terms and conditions. While prices began to increase slightly in 2011, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. Price changes are reflected in the Company’s results over time as premiums are earned.

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

Our net reserves for losses and loss expenses of approximately $8.1 billion as of June 30, 2011 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.

Approximately $1.5 billion, or 18%, of the Company’s net loss reserves as of June 30, 2011 relate to our reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.

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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Specialty	$2,878,529	$2,883,823
Regional	1,288,393	1,285,004
Alternative markets	1,945,033	1,867,470
Reinsurance	1,473,877	1,507,353
International	530,125	455,871

Net reserves for losses and loss expenses	8,115,957	7,999,521
Ceded reserves for losses and loss expenses	1,079,718	1,017,028

Gross reserves for losses and loss expenses	$9,195,675	$9,016,549

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2011
General liability	$867,430	$2,020,981	$2,888,411
Workers’ compensation	1,295,287	978,889	2,274,176
Commercial automobile	279,775	186,293	466,068
International	254,615	275,510	530,125
Other	195,634	287,666	483,300

Total primary	2,892,741	3,749,339	6,642,080
Reinsurance	609,840	864,037	1,473,877

Total	$3,502,581	$4,613,376	$8,115,957

December 31, 2010
General liability	$873,553	$2,038,814	$2,912,367
Workers’ compensation	1,188,117	1,022,331	2,210,448
Commercial automobile	325,686	173,247	498,933
International	195,981	259,890	455,871
Other	158,794	255,755	414,549

Total primary	2,742,131	3,750,037	6,492,168
Reinsurance	639,997	867,356	1,507,353

Total	$3,382,128	$4,617,393	$7,999,521

Reserves for primary and excess workers’ compensation business are net of an aggregate net discount of $916 million and $898 million as of June 30, 2011 and December 31, 2010, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Favorable (adverse) reserve development:
Specialty	$22,792	$31,827	$61,136	$57,050
Regional	5,948	29,560	15,009	49,628
Alternative markets	(3,537)	5,481	(7,145)	10,554
Reinsurance	9,289	8,880	14,362	30,395
International	460	864	2,902	3,487

Total favorable reserve development	34,952	76,612	86,264	151,114

Premium offsets (1):

Specialty	114	(2,205)	245	(2,314)
Alternative markets	459	279	(156)	(424)
Reinsurance	—	(7,311)	—	(19,033)

Net development	$35,525	$67,375	$86,353	$129,343

(1)	Represents portion of reserve development offset by premium adjustments.

For the six months ended June 30, 2011, estimates for claims occurring in prior years decreased by $86 million. The favorable reserve development in 2011 was primarily attributable to accident years 2007 through 2009, partially offset by unfavorable reserve development in 2000 and prior years. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.

Specialty - The majority of the favorable reserve development for the specialty segment during 2011 and 2010 was associated with excess and surplus (“E&S”) business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than those that are charged in the “standard” market. Beginning in 2003, the E&S business began to experience improved claim frequency (i.e., a lower number of reported claims per unit of exposure). One reason for the lower number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was not expected at the time loss reserves were initially established. We began to recognize those trends in 2007 and have continued to reduce our estimates of ultimate claim costs since then as the magnitude of the frequency trends has become more evident. The favorable reserve development in 2011 was primarily attributable to accident years 2007 through 2009.

Regional - The favorable reserve development for the regional segment during 2011 was primarily related to the general liability portion of commercial multi-peril business and to commercial automobile liability business. The favorable reserve development resulted mainly from lower loss emergence on known case reserves relative to historical levels. The favorable reserve development was primarily attributable to accident years 2007 through 2009.

Alternative Markets - The unfavorable reserve development for the alternative markets segment during 2011 was related to an increase in prior year reserves for excess workers’ compensation business, partially offset by a decrease in prior year reserves for primary workers’ compensation business and for medical excess business. The increase in loss reserves for excess workers’ compensation business was related primarily to increased medical and pharmaceutical costs associated with certain long-term disability claims. The majority of favorable reserve development for primary workers’ compensation was related to California business, where the impact of legislative reforms continues to be reflected in improved loss trends.

Reinsurance - The favorable development for the reinsurance segment during 2011 was primarily related to certain facultative program business and to business written through Lloyd’s of London. The favorable development for the segment was spread across underwriting years 2005 through 2010 and resulted from lower than expected reported losses.

Loss Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.5%. As of June 30, 2011, the aggregate blended discount rates ranged from 2.5% to 6.5%, with a weighted average discount rate of 4.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $916 million and $898 million as of June 30, 2011 and December 31, 2010, respectively.

Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $69 million and $58 million at June 30, 2011 and December 31, 2010, respectively. The assumed premium estimates are based upon terms set forth in the reinsurance agreement, information received from ceding companies during the underwriting and negotiation of the agreement, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.

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

Fixed Maturity Securities – For securities that we intend to sell or, more likely than not, would be required to sell, a decline in value below amortized cost is considered to be OTTI. The amount of OTTI is equal to the difference between amortized cost and fair value at the balance sheet date. For securities that we do not intend to sell or expect to be required to sell, a decline in value below amortized cost is considered to be an OTTI if we do not expect to recover the entire amortized cost basis of a security (i.e., the present value of cash flows expected to be collected is less than the amortized cost basis of the security).

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

The following table provides a summary of all fixed maturity securities in an unrealized loss position as of June 30, 2011:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	172	$1,498,433	$48,215
Unrealized loss of 20% or greater:
Twelve months and longer	7	37,391	14,275

Total	179	$1,535,824	$62,490

A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2011 is presented in the table below. There were no securities with an unrealized loss greater than $5 million at that date.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	16	$119,296	$8,370
Corporate	10	73,135	3,778
State and municipal	4	37,552	3,590

Total	30	$229,983	$15,738

The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI.

Preferred Stocks – At June 30, 2011, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $70 million and a gross unrealized loss of $7 million. One of those preferred stocks with an aggregate fair value of $12 million and a gross unrealized loss of $2 million is rated non-investment grade. Based upon management’s view of the underlying value of these securities, the Company does not consider any of the preferred stocks to be OTTI.

Common Stocks – At June 30, 2011, the Company owned four common stocks in an unrealized loss position with an aggregate fair value of $33 million and an aggregate unrealized loss of $2 million. The Company does not consider these common stocks to be OTTI.

Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary with a charge to net investment losses. Loans receivable are reported net of a valuation reserve of $20 million at June 30, 2011 and December 31, 2010.

The Company monitors the performance of its loans receivable and assesses the ability of the borrower to pay principal and interest based upon loan structure, underlying property values, cash flow and related financial and operating performance of the property and market conditions. Loans receivable with a potential for default are further assessed using discounted cash flow analysis and comparable cost and sales methodologies, if appropriate.

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

The following table summarizes pricing methods for fixed maturity securities available for sale as of June 30, 2011 (dollars in thousands):

	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,590,563	94.9%
Syndicate manager	115,342	1.0%
Directly by the Company based on:
Observable data	382,803	3.4%
Cash flow model	74,569	0.7%

Total	$11,163,277	100.0%

Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2011, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.

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

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Business Segment Results

Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2011 and 2010. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2011	2010
Specialty
Gross premiums written	$889,579	$747,339
Net premiums written	763,550	644,203
Premiums earned	680,150	629,466
Loss ratio	57.5%	57.6%
Expense ratio	32.8%	33.2%
GAAP combined ratio	90.3%	90.8%

Regional
Gross premiums written	$579,682	$589,352
Net premiums written	540,203	530,575
Premiums earned	528,281	530,298
Loss ratio	70.1%	59.7%
Expense ratio	36.2%	35.5%
GAAP combined ratio	106.3%	95.2%

Alternative Markets
Gross premiums written	$433,639	$387,950
Net premiums written	322,373	327,497
Premiums earned	297,336	310,012
Loss ratio	72.4%	64.9%
Expense ratio	26.7%	25.8%
GAAP combined ratio	99.1%	90.7%

Reinsurance
Gross premiums written	$219,430	$221,015
Net premiums written	205,904	206,404
Premiums earned	211,314	205,190
Loss ratio	60.7%	53.1%
Expense ratio	40.6%	42.4%
GAAP combined ratio	101.3%	95.5%

International
Gross premiums written	$392,804	$293,933
Net premiums written	308,688	236,625
Premiums earned	282,660	203,723
Loss ratio	62.5%	64.4%
Expense ratio	40.1%	42.4%
GAAP combined ratio	102.6%	106.8%

Consolidated
Gross premiums written	$2,515,134	$2,239,589
Net premiums written	2,140,718	1,945,304
Premiums earned	1,999,741	1,878,689
Loss ratio	64.1%	59.6%
Expense ratio	34.7%	34.6%
GAAP combined ratio	98.8%	94.2%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2011 and 2010 (amounts in thousands, except per share data):

	2011	2010
Net income to common stockholders	$199,569	$228,817
Weighted average diluted shares	147,614	158,539
Net income per diluted share	$1.35	$1.44

The Company reported net income of $200 million in 2011 compared to $229 million in 2010. The decrease in net income was primarily due to a decline in underwriting income, partially offset by an increase in investment income and net investment gains. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010 and 2011.

Premiums. Gross premiums written were $2,515 million in 2011, an increase of 12% from $2,240 million in 2010. The increase in gross premiums written was primarily due to growth in our specialty and international business segments as a result of expansion into new markets. Approximately 80% of policies expiring in the first six months of 2011 were renewed, compared with a 78% renewal retention rate for policies expiring in full year 2010. The average rate (i.e. average premium adjusted for change in exposures) for policies that renewed in 2011 increased by 1.2%.

Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. While prices began to increase slightly in 2011, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2011 compared with 2010 by line of business within each business segment follows:

•

Specialty gross premiums increased by 19% to $890 million in 2011 from $747 million in 2010 primarily due to increased business in the energy and environmental markets. Gross premiums written increased 32% for commercial automobile, 28% for other liability, 23% for property lines, 8% for professional liability and 8% for products liability.

•

Regional gross premiums decreased by 2% to $580 million in 2011 from $589 million in 2010. Gross premiums written decreased 2% for commercial automobile and increased 5% for workers’ compensation and 1% for commercial multiple peril. Gross premiums written in 2010 include $19 million of assigned risk premiums that were transferred to the alternative markets segment in 2011 (see below).

•

Alternative markets gross premiums increased by 12% to $434 million in 2011 from $388 million in 2010. The increase was primarily due to an increase in assigned risk premiums, including assigned risk premiums transferred from the regional segment as described above. Gross premiums for assigned risk plans, which are fully reinsured were $82 million in 2011 and $36 million in 2010. For the remainder of the alternative markets segment, gross premiums written decreased 22% for excess workers’ compensation and increased by 9% for primary workers’ compensation.

•

Reinsurance gross premiums decreased by 1% to $219 million in 2011 from $221 million in 2010. Gross premiums written were unchanged at $149 million for casualty business and decreased 2% to $70 million for property business.

•

International gross premiums increased by 34% to $393 million in 2011 from $294 million in 2010. The increase is primarily due to an increase in business written by our Lloyd’s operation, our companies in South America, and new insurance branches in Germany, Norway and Canada. Gross premiums written increased 57% for property lines, 74% for liability lines, 31% for workers’ compensation, 14% for reinsurance assumed, 6% for auto and 28% for professional liability.

Net premiums written were $2,141 million in 2011, an increase of 10% from $1,945 million in 2010. Ceded reinsurance premiums as a percentage of gross written premiums increased to 15% in 2011 from 13% in 2010. The increase in the percentage of gross premiums ceded is primarily related to increase in premiums ceded to assigned risk pools, as described above.

Premiums earned increased 6% to $2,000 million in 2011 from $1,879 million in 2010. Insurance premiums are primarily earned on a pro rata basis ratably over the policy term, and premiums earned in 2011 are related to business written during both 2011 and 2010.

Net Investment Income. Following is a summary of net investment income for 2011 and 2010:

	Amount		Average Annualized Yield
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities, including cash	$247,457	$250,758	4.1%	4.1%
Investment funds	31,535	6,258	12.4%	3.0%
Arbitrage trading account and funds	11,396	12,354	5.4%	5.3%
Equity securities available for sale	6,749	5,993	3.6%	3.9%

Gross investment income	297,137	275,363	4.4%	4.1%
Investment expenses	(1,939)	(2,071)

Total	$295,198	$273,292	4.4%	4.1%

Net investment income increased 8% to $295 million in 2011 from $273 million in 2010. The increase in investment income is due to an increase in income from investment funds, which are reported on a one-quarter lag. The increase in investment income from investment funds is primarily due to higher income from energy and real estate funds. Average invested assets, at cost (including cash and cash equivalents) were $13.5 billion in 2011 and $13.3 billion in 2010.

Insurance Service Fees. Insurance service fees consist of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees increased to $47 million in 2011 from $42 million in 2010 due to an increase in fees received for administering assigned risk plans.

Net Investment Gains. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, values and general economic conditions. Net realized gains on investment sales were $53 million in 2011 compared with $20 million in 2010.

Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. Other-than-temporary impairments were $0.4 million in 2011 compared with $3 million in 2010.

Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $110 million in 2011 compared with $105 million in 2010. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.

Losses and Loss Expenses. Losses and loss expenses increased to $1,281 million in 2011 from $1,120 million in 2010. The consolidated loss ratio was 64.1% in 2011 and 59.6% in 2010. The increase in the loss ratio of 4.5 points was primarily due to a decrease of 2.6 points in favorable prior year reserve development and an increase of 1.6 points in catastrophe losses. Favorable prior year reserve development was $86 million compared with $129 million in 2010. Catastrophe losses were $88 million in 2011 compared with $53 million in 2010. Catastrophe losses in 2011 were primarily related to a series of severe tornadoes and hail storms in the United States in April and May as well as from the earthquake in Japan in March. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 0.3 points to 64.0% in 2011 from 63.7% in 2010. A summary of loss ratios in 2011 compared with 2010 by business segment follows:

•

Specialty’s loss ratio was 57.5% in 2011 compared with 57.6% in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 1.1 points to 65.2% in 2011 from 66.3% in 2010. Catastrophe losses were $9.2 million in 2011 compared with none in 2010. Favorable prior year reserve development was $61 million in 2011 compared with $55 million in 2010.

•

Regional’s loss ratio was 70.1% in 2011 compared with 59.7% in 2010. The increase of 10.4 points was due primarily to a decrease of 6.5 points in favorable reserve development and an increase of 1.6 points in catastrophe losses. Favorable prior year reserve development was $15 million in 2011 compared with $50 million in 2010. Catastrophe losses were $53 million in 2011 compared with $45 million in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 2.3 points to 62.9% in 2011 from 60.6% in 2010.

•

Alternative markets’ loss ratio was 72.4% in 2011 compared with 64.9% in 2010. The increase of 7.5 points was due primarily to a 5.7 point change in the impact of prior year reserve development. Prior year reserves increased by $7 million in 2011 compared with a decrease of $10 million in 2010. Catastrophe losses were $0.4 million in 2011 compared with none in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 1.6 points to 69.8% in 2011 from 68.2% in 2010.

•

Reinsurance’s loss ratio was 60.7% in 2011 compared with 53.1% in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 5.5 points to 62.2% in 2011 from 56.7% in 2010 due to changes in the mix of business and to changes in reinsurance contract structures that included a partially offsetting decrease in ceding commissions paid to reinsured companies. Catastrophe losses were $11 million in 2011 compared with $4 million in 2010. Favorable prior year reserve development was $14 million in 2011 and $11 million in 2010.

•

International’s loss ratio was 62.5% in 2011 compared with 64.4% in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 5.4 points to 58.7% in 2011 from 64.1 in 2010 due to growth in earned premiums and improving profitability of our new Lloyd’s syndicate as well as our business in Australia. Catastrophe losses were $14 million in 2011 compared with $4 million in 2010. Favorable prior year reserve development was $3 million in 2011 and in 2010.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2011 and 2010:

(Dollars in thousands)	2011	2010
Underwriting expenses	$692,999	$650,202
Service expenses	36,891	36,955
Net foreign currency (gains) losses	529	(3,711)
Other costs and expenses	56,771	55,344

Total	$787,190	$738,790

Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 34.7% in 2011 from 34.6% in 2010.

Service expenses, which represent the costs associated with the fee-based businesses, were unchanged at $37 million.

Net foreign currency (gains) losses result from transactions denominated in a currency other than the operating unit’s functional currency. The gain in 2010 was primarily attributable to foreign operating units holding assets denominated in U.S. dollars.

Other costs and expenses, which represent corporate expenses, increased 3% to $57 million due to an increase in general and administrative costs.

Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $110 million in 2011 compared to $99 million in 2010, due to an increase in aircraft sold. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses.

Interest Expense. Interest expense increased 8% to $56 million primarily due to the issuance of $300 million of 5.375% senior notes in September 2010, partially offset by the repayment of $150 million of 5.125% senior notes in September 2010.

Income Taxes. The effective income tax rate was 26% in 2011 as compared to 25% in 2010. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a smaller portion of the 2011 pre-tax income and as such had a lower impact on the effective tax rate for 2011 compared with 2010.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Business Segment Results

Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2011 and 2010. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2011	2010
Specialty
Gross premiums written	$473,849	$404,407
Net premiums written	405,433	342,275
Premiums earned	349,943	316,513
Loss ratio	60.6%	57.2%
Expense ratio	31.9%	32.7%
GAAP combined ratio	92.5%	89.9%

Regional
Gross premiums written	$280,841	$286,711
Net premiums written	260,579	258,543
Premiums earned	266,764	266,629
Loss ratio	77.6%	62.2%
Expense ratio	36.3%	35.5%
GAAP combined ratio	113.9%	97.7%

Alternative Markets
Gross premiums written	$178,792	$146,599
Net premiums written	121,819	117,092
Premiums earned	148,999	155,227
Loss ratio	72.2%	65.2%
Expense ratio	27.4%	26.0%
GAAP combined ratio	99.6%	91.2%

Reinsurance
Gross premiums written	$106,866	$114,646
Net premiums written	99,550	107,633
Premiums earned	105,836	105,632
Loss ratio	58.8%	55.7%
Expense ratio	42.0%	41.0%
GAAP combined ratio	100.8%	96.7%

International
Gross premiums written	$204,928	$161,106
Net premiums written	170,034	135,811
Premiums earned	145,702	104,127
Loss ratio	58.7%	61.1%
Expense ratio	41.1%	41.2%
GAAP combined ratio	99.8%	102.3%

Consolidated
Gross premiums written	$1,245,276	$1,113,469
Net premiums written	1,057,415	961,354
Premiums earned	1,017,244	948,128
Loss ratio	66.3%	60.2%
Expense ratio	34.8%	34.2%
GAAP combined ratio	101.1%	94.4%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2011 and 2010 (amounts in thousands, except per share data):

	2011	2010
Net income to common stockholders	$83,082	$110,207
Weighted average diluted shares	147,677	157,461
Net income per diluted share	$0.56	$0.70

The Company reported net income of $83 million in 2011 compared to $110 million in 2010. The decrease in net income was primarily due to a decline in underwriting income, partially offset by an increase in investment income and net investment gains. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010 and 2011.

Premiums. Gross premiums written were $1,245 million in 2011, an increase of 12% from $1,113 million in 2010. The increase in gross premiums written was primarily due to growth in our specialty and international business segments as a result of expansion into new markets. Approximately 81% of policies expiring in the first three months of 2011 were renewed, compared with a 78% renewal retention rate for policies expiring in full year 2010. The average rate (i.e. average premium adjusted for change in exposures) for policies that renewed in 2011 increased by approximately 2%.

Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. While prices began to increase slightly in 2011, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2011 compared with 2010 by line of business within each business segment follows:

•

Specialty gross premiums increased by 17% to $474 million in 2011 from $404 million in 2010 primarily due to increased business in the energy and environmental markets. Gross premiums written increased 22% for commercial automobile, 28% for other liability, 20% for property lines, 7% for professional liability and 13% for products liability.

•

Regional gross premiums decreased by 2% to $281 million in 2011 from $287 million in 2010. Gross premiums written decreased 4% for commercial automobile, increased 3% for workers’ compensation and was unchanged for commercial multiple peril. Gross premiums written in 2010 include $9 million of assigned risk plan premiums that were transferred to the alternative markets segment in 2011 (see below).

•

Alternative markets gross premiums increased by 22% to $179 million in 2011 from $147 million in 2010. The increase was primarily due to an increase in assigned risk premiums, including assigned risk premiums transferred from the regional segment as described above. Gross premiums for assigned risk plans, which are fully reinsured, were $44 million in 2011 and $20 million in 2010. For the remainder of the alternative markets segment, gross premiums increased 7% to $135 million in 2011 from $127 million in 2010. This includes increases of 65% for accident and health products and 9% for primary workers’ compensation, partially offset by a decrease of 25% for excess workers’ compensation.

•

Reinsurance gross premiums decreased by 7% to $107 million in 2011 from $115 million in 2010. Gross premiums written decreased 7% to $70 million for casualty business and decreased 7% to $37 million for property business.

•

International gross premiums increased by 27% to $205 million in 2011 from $161 million in 2010. The increase is primarily due to an increase in business written by our Lloyd’s operation, our companies in South America, and new insurance branches in Germany and Norway. Gross premiums written increased 50% for property lines, 40% for liability lines, 34% for workers’ compensation, 14% for reinsurance assumed, 7% for auto and 14% for professional liability.

Net premiums written were $1,057 million in 2011, an increase of 10% from $961 million in 2010. Ceded reinsurance premiums as a percentage of gross written premiums increased to 15% in 2011 from 14% in 2010. The increase in the percentage of gross premiums ceded is primarily related to increase in premiums ceded to assigned risk pools, as described above.

Premiums earned increased 7% to $1,017 million in 2011 from $948 million in 2010. Insurance premiums are primarily earned on a pro rata basis ratably over the policy term, and premiums earned in 2011 are related to business written during both 2011 and 2010.

Net Investment Income. Following is a summary of net investment income for 2011 and 2010:

	Amount		Average Annualized Yield
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities, including cash	$125,344	$125,649	4.1%	4.2%
Investment funds	17,028	1,540	12.9%	1.5%
Arbitrage trading account and funds	4,301	1,131	3.9%	0.9%
Equity securities available for sale	3,485	2,628	3.9%	3.5%

Gross investment income	150,158	130,948	4.4%	3.9%
Investment expenses	(1,086)	(1,217)

Total	$149,072	$129,731	4.4%	3.9%

Net investment income increased 15% to $149 million in 2011 from $130 million in 2010. The increase in investment income was due to an increase in income from investment funds, which are reported on a one-quarter lag. The increase in income from investment funds was primarily due to higher income from energy and real estate funds. Average invested assets, at cost (including cash and cash equivalents) were $13.6 billion in 2011 and $13.3 billion in 2010.

Insurance Service Fees. Insurance service fees consist of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees increased to $25 million in 2011 from $20 million in 2010 due to an increase in fees received for administering assigned risk plans.

Net Investment Gains. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $23 million in 2011 compared with $12 million in 2010.

Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. Other-than-temporary impairments were $0.4 million in 2011 compared with none in 2010.

Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $56 million in 2011 compared with $53 million in 2010. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication.

Losses and Loss Expenses. Losses and loss expenses increased to $674 million in 2011 from $570 million in 2010. The consolidated loss ratio was 66.3% in 2011 compared with 60.2% in 2010. The increase of 6.1 points in the loss ratio was due to an increase of 3.1 points in catastrophe losses and a decrease of 3.6 points in favorable reserve development. Catastrophe losses were $63 million in 2011 compared with $30 million in 2010. Catastrophe losses in 2011 were primarily related to a series of severe tornadoes and hail storms in the United States in April and May. Favorable prior year reserve development was $36 million in 2011 compared with $67 million in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 0.6 points to 63.6% in 2011 from 64.2% in 2010. A summary of loss ratios in 2011 compared with 2010 by business segment follows:

•

Specialty’s loss ratio was 60.6% in 2011 compared with 57.2% in 2010. The increase of 3.4 points in the loss ratio was due to an increase of 2.6 points in the catastrophe losses and a decrease of 2.8 points in favorable reserve development. Catastrophe losses were $9 million in 2011 compared with none in 2010. Favorable prior year reserve development was $23 million in 2011 compared with $30 million in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 2.1 points to 64.5% in 2011 from 66.6% in 2010.

•

Regional’s loss ratio was 77.6% in 2011 compared with 62.2% in 2010. The increase of 15.4 points in the loss ratio was due to an increase of 5.5 points in catastrophe losses and a decrease of 8.9 points in favorable reserve development. Catastrophe losses were $44 million in 2011 compared with $30 million in 2010. Favorable prior year reserve development was $6 million in 2011 compared with $30 million in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 1.0 point to 63.2% in 2011 from 62.2% in 2010.

•

Alternative markets’ loss ratio was 72.2% in 2011 compared with 65.2% in 2010. The increase of 7.0 points in the loss ratio was due to a 5.7 point change of in the impact of prior year reserve development and an increase of 0.3 points in catastrophe losses. Prior year reserves increased by $3 million in 2011 compared with a decrease of $6 million in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 1.0 point to 69.9% in 2011 from 68.9% in 2010.

•

Reinsurance’s loss ratio was 58.8% in 2011 compared with 55.7% in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 4.0 points to 61.2% in 2011 from 57.2% in 2010 due to changes in the mix of business. Catastrophe losses were $7 million in 2011 compared with none in 2010. Prior year reserves decreased by $9 million in 2011 compared with $1 million in 2010.

•

International’s loss ratio was 58.7% in 2011 compared with 61.1% in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 4.9 points to 57.2% in 2011 from 61.9% in 2010 due to improved profitability for our businesses in South America and Australia. Catastrophe losses were $3 million in 2011 compared with none in 2010. Prior year reserves decreased by $0.5 million in 2011 and $0.9 million in 2010.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2011 and 2010:

(Dollars in thousands)	2011	2010
Underwriting expenses	$353,814	$324,599
Service expenses	19,562	18,411
Net foreign currency losses	9	1,316
Other costs and expenses	28,974	26,497

Total	$402,359	$370,823

Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.8% in 2011 compared with 34.2% in 2010.

Service expenses, which represent the costs associated with the fee-based businesses, increased 6% to $20 million. The increase was due to an increase in general and administrative expenses.

Net foreign currency losses result from transactions denominated in a currency other than the operating unit’s functional currency.

Other costs and expenses, which represent corporate expenses, increased 9% to $29 million due to an increase in general and administrative costs.

Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $56 million in 2011 compared to $50 million in 2010. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses.

Interest Expense. Interest expense increased 8% to $28 million primarily due to the issuance of $300 million of 5.375% senior notes in September 2010, partially offset by the repayment of $150 million of 5.125% senior notes in September 2010.

Income Taxes. The effective income tax rate was 25% in 2011 as compared to 24% in 2010. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a smaller portion of the 2011 pre-tax income and as such had a lower impact on the effective tax rate for 2011 compared with 2010.

Investments

As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.

The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of its portfolio was 3.5 years at June 30, 2011 and 3.6 years at December 31, 2010. The Company’s investment portfolio and investment-related assets as of June 30, 2011 were as follows:

(Dollars in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$1,177,289	8.8%
State and municipal:
Special revenue	2,129,715	15.9%
Pre-refunded (1)	1,419,472	10.6%
State general obligation	996,628	7.5%
Local general obligation	415,706	3.1%
Corporate backed	499,179	3.7%

Total state and municipal	5,460,700	40.9%

Mortgage-backed securities:
Agency	1,104,024	8.3%
Residential-Prime	266,080	2.0%
Residential-Alt A	50,536	0.4%
Commercial	56,098	0.4%

Total mortgage-backed securities	1,476,738	11.1%

Corporate:
Industrial	1,211,591	9.1%
Financial	775,776	5.8%
Utilities	205,924	1.5%
Asset-backed	308,666	2.3%
Other	112,323	0.9%

Total corporate	2,614,280	19.7%

Foreign government and foreign government agencies	550,502	4.1%

Total fixed maturity securities	11,279,509	84.4%

Equity securities available for sale:
Preferred stocks	162,793	1.2%
Common stocks	348,259	2.6%

Total equity securities available for sale	511,052	3.8%

Arbitrage trading account	474,787	3.6%
Investment in arbitrage funds	59,728	0.4%
Investment funds	606,291	4.5%
Loans receivable	311,663	2.3%
Real estate	117,873	0.9%

Total investments	$13,360,903	100.0%

(1)	Pre-funded securities are securities for which an escrow account has been established to fund the remaining payments of principal and interest through maturity. Such escrow accounts are almost exclusively comprised of U.S. Treasury and U.S. government agency securities.

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

Investment Funds. At June 30, 2011 and December 31, 2010, the Company’s carrying value in investment funds was $606 million and $452 million, respectively, including investments in real estate funds of $350 million and $230 million, respectively, and investments in energy funds of $126 million and $97 million, respectively.

Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $312 million and an aggregate fair value of $285 million at June 30, 2011. Amortized cost of these loans is net of a valuation allowance of $20 million as of June 30, 2011. The eight largest loans have an aggregate amortized cost of $233 million and an aggregate fair value of $205 million and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) between August 2011 and June 2014. The loans are secured by office buildings (90%) and hotels (10%) located primarily in New York City, California, Hawaii, Boston and Philadelphia.

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. As noted above, the Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.5 years at June 30, 2011 and 3.6 years at December 31, 2010. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources

Cash Flow. Cash flow provided from operating activities was $216 million and $187 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash flow was due primarily to an increase in premium collections and a decrease in income taxes paid, partially offset by a increase in underwriting expenses and paid claims.

The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 85% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2011. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.

Debt. At June 30, 2011, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,744 million and a face amount of $1,763 million. The maturities of the outstanding debt are $9 million in 2011, $25 million in 2012, $200 million in 2013, $200 million in 2015, $2 million in 2016, $450 million in 2019, $300 million in 2020, $76 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.

Equity. At June 30, 2011, total common stockholders’ equity was $3.9 billion, common shares outstanding were 140,911,472, and stockholders’ equity per outstanding share was $27.77.

Total Capital. Total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $5.7 billion at June 30, 2011. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 31% at June 30, 2011 and 32% at December 31, 2010.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2011	—	—	—	10,000,000	(1)
May 2011	24,137	$32.00	—	9,975,863
June 2011	1,103,427	$31.80	—	8,872,436

(1)	The Company’s repurchase authorization was increased to 10,000,000 shares by its board of directors on February 25, 2011.

Item 5.	Other Information

On August 2, 2011, the board of directors of the Company amended certain provisions of the Company’s Amended and Restated By-Laws as follows:

•

Article II, Section 1: moving the place where meetings of the stockholders for the election of directors shall be held from the “. . . City of New York, State of New York, at such place as may be fixed from time to time by the board of directors, or at such other place either within or without the State of Delaware as shall be designated from time to time by the board of directors and stated in the notice of the meeting.” to the “. . . Town of Greenwich, State of Connecticut, at such place as may be fixed from time to time by the board of directors, or at such other place either within or without the State of Delaware as shall be designated from time to time by the board of directors and stated in the notice of the meeting.”;

•

Article II, Section 2: changing the date and time that the annual meeting of stockholders shall be held from “. . . on the first day of April if not a legal holiday, and if a legal holiday, then on the next secular day following, at 2:00 p.m., or at such other date and time as shall be designated from time to time by the board of directors . . .” to “. . . on the first day of May if not a legal holiday, then on the next secular day following, at 1:00 p.m., or at such other date and time as shall be designated from time to time by the board of directors. . .”;

•

Article IV, Section 1: modifying the permissible additional methods of giving notices to directors from “Notice to directors may also be given by telegram.” to “Notices to directors may also be given by facsimile, overnight delivery or electronically.”; and

•

Article V, Section 2: revising the officers to be chosen annually by the board from “The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, one or more vice-presidents, a secretary and a treasurer.” to “The board of directors shall annually choose a president, one or more vice-presidents, a secretary, a treasurer and such other officers as they may determine.”

The Amended and Restated By-Laws, as amended as indicated above, are attached hereto as Exhibit 3 and are incorporated by reference herein.

Item 6.	Exhibits

Number

(3)	Amended and Restated By-Laws as of August 2, 2011.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION

Date: August 5, 2011	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date: August 5, 2011	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer