Form 10-Q
period 2011-09-30
BERKLEY W R CORP
filed 2011-11-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of November 1, 2011: 137,102,059

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$11,230,770	$11,209,154
Equity securities available for sale	438,465	561,053
Arbitrage trading account	327,883	359,192
Investment in arbitrage funds	56,606	60,660
Investment funds	610,513	451,751
Loans receivable	283,560	353,583
Real estate	346,015	—
Total investments	13,293,812	12,995,393
Cash and cash equivalents	866,130	642,952
Premiums and fees receivable	1,195,018	1,087,208
Due from reinsurers	1,187,344	1,070,256
Accrued investment income	133,940	138,384
Prepaid reinsurance premiums	275,479	215,816
Deferred policy acquisition costs	450,552	405,942
Real estate, furniture and equipment	263,689	254,720
Deferred federal and foreign income taxes	—	65,492
Goodwill	90,581	90,581
Trading account receivables from brokers and clearing organizations	380,887	339,235
Current federal and foreign income taxes	2,863	23,605
Other assets	190,526	198,963
Total assets	$18,330,821	$17,528,547
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,261,584	$9,016,549
Unearned premiums	2,214,954	1,953,721
Due to reinsurers	254,117	215,723
Trading account securities sold but not yet purchased	60,973	53,494
Other liabilities	924,667	836,001
Junior subordinated debentures	242,945	242,784
Senior notes and other debt	1,501,773	1,500,419
Total liabilities	14,461,013	13,818,691
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 137,082,096 and 141,009,834 shares	47,024	47,024
Additional paid-in capital	927,348	935,099
Retained earnings	4,439,287	4,194,684
Accumulated other comprehensive income	335,741	276,563
Treasury stock, at cost, 98,035,822 and 94,108,084 shares	(1,887,007)	(1,750,494)
Total stockholders’ equity	3,862,393	3,702,876
Noncontrolling interests	7,415	6,980
Total equity	3,869,808	3,709,856
Total liabilities and equity	$18,330,821	$17,528,547
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Net premiums written	$1,126,139	$986,706	$3,266,857	$2,932,010
Change in net unearned premiums	(70,316)	(19,409)	(211,293)	(86,024)
Net premiums earned	1,055,823	967,297	3,055,564	2,845,986
Net investment income	114,063	119,143	409,261	392,435
Insurance service fees	22,279	22,175	69,487	64,050
Net investment gains (losses):
Net realized gains on investment sales	21,238	6,327	73,812	26,355
Other-than-temporary impairments	—	(1,123)	(400)	(3,705)
Net investment gains	21,238	5,204	73,412	22,650
Revenues from wholly-owned investees	65,922	61,983	175,943	166,488
Other income	406	310	1,364	1,118
Total revenues	1,279,731	1,176,112	3,785,031	3,492,727
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	683,980	597,907	1,965,351	1,718,355
Other operating costs and expenses	405,850	369,217	1,193,040	1,108,007
Expenses from wholly-owned investees	64,388	60,963	174,059	159,871
Interest expense	28,068	26,725	84,317	78,780
Total operating costs and expenses	1,182,286	1,054,812	3,416,767	3,065,013
Income before income taxes	97,445	121,300	368,264	427,714
Income tax expense	(20,176)	(27,631)	(91,485)	(105,040)
Net income before noncontrolling interests	77,269	93,669	276,779	322,674
Noncontrolling interests	39	(50)	98	(238)
Net income to common stockholders	$77,308	$93,619	$276,877	$322,436
NET INCOME PER SHARE:
Basic	$0.56	$0.64	$1.97	$2.14
Diluted	0.53	0.61	1.89	2.05

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2011	2010
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$935,099	$926,359
Stock options exercised and restricted units issued, net of tax	(26,914)	(12,239)
Restricted stock units expensed	18,855	18,772
Stock issued to directors	308	198
End of period	$927,348	$933,090
RETAINED EARNINGS:
Beginning of period	$4,194,684	$3,785,187
Net income to common stockholders	276,877	322,436
Dividends	(32,274)	(29,826)
End of period	$4,439,287	$4,077,797
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$334,747	$219,394
Unrealized gains on securities not other-than-temporarily impaired	79,435	230,804
Unrealized gains (losses) on other-than-temporarily impaired securities	(1,271)	437
End of period	412,911	450,635
Currency translation adjustments:
Beginning of period	(42,488)	(40,371)
Net change in period	(21,104)	765
End of period	(63,592)	(39,606)
Net pension asset:
Beginning of period	(15,696)	(15,816)
Net change in period	2,118	1,681
End of period	(13,578)	(14,135)
Total accumulated other comprehensive income	$335,741	$396,894
TREASURY STOCK:
Beginning of period	$(1,750,494)	$(1,325,710)
Stock exercised/vested	40,571	17,054
Stock repurchased	(177,648)	(319,293)
Stock issued to directors	564	536
End of period	$(1,887,007)	$(1,627,413)
NONCONTROLLING INTERESTS:
Beginning of period	$6,980	$5,879
Contributions	522	581
Net income (loss)	(98)	238
Other comprehensive income, net of tax	11	11
End of period	$7,415	$6,709
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income before noncontrolling interests	$77,269	$93,669	$276,779	$322,674
Other comprehensive income (loss):
Change in unrealized foreign exchange gains (losses)	(30,957)	17,985	(21,104)	765
Unrealized holding gains on investment securities arising during the period, net of taxes	39,031	125,329	125,085	245,908
Reclassification adjustment for net investment losses included in net income, net of taxes	(13,784)	(3,364)	(46,910)	(14,656)
Change in unrecognized pension obligation, net of taxes	707	561	2,118	1,681
Other comprehensive income (loss)	(5,003)	140,511	59,189	233,698
Comprehensive income	72,266	234,180	335,968	556,372
Comprehensive income (loss) to the noncontrolling interest	40	(53)	87	(249)
Comprehensive income to common stockholders	$72,306	$234,127	$336,055	$556,123

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$276,877	$322,436
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(73,412)	(22,650)
Depreciation and amortization	57,332	64,063
Noncontrolling interests	(98)	238
Investment funds	(15,290)	30,879
Stock incentive plans	19,727	20,357
Change in:
Securities trading account	31,309	(6,426)
Investment in arbitrage funds	4,054	23,293
Trading account receivables from brokers and clearing organizations	(41,626)	71,036
Trading account securities sold but not yet purchased	7,477	(78,009)
Premiums and fees receivable	(111,411)	(21,559)
Due from reinsurers	(117,685)	(44,694)
Accrued investment income	4,265	(12,303)
Prepaid reinsurance premiums	(59,663)	16,780
Deferred policy acquisition costs	(45,531)	(20,819)
Deferred income taxes	27,137	19,655
Other assets	13,516	(19,716)
Reserves for losses and loss expenses	250,393	7,371
Unearned premiums	264,681	72,580
Due to reinsurers	40,156	2,630
Other liabilities	(46,965)	(34,425)
Net cash from operating activities	485,243	390,717
CASH FROM INVESTING ACTIVITIES:
Proceeds from sales, excluding trading account:
Fixed maturity securities	1,129,377	1,264,497
Equity securities	112,760	79,344
Return of capital from investment funds	31,585	26,643
Proceeds from maturities and prepayments of fixed maturity securities	1,190,751	922,453
Cost of purchases, excluding trading account:
Fixed maturity securities	(2,118,556)	(1,944,374)
Equity securities	(49,932)	(123,623)
Real estate	(347,602)	—
Contributions to investment funds	(180,122)	(45,151)
Change in loans receivable	71,803	22,251
Net additions to real estate, furniture and equipment	(37,405)	(36,688)
Change in balances due to security brokers	122,447	56,129
Payment for business purchased, net of cash acquired	(8,579)	—
Net cash from investing activities	(83,473)	221,481
CASH FROM FINANCING ACTIVITIES:
Purchase of common treasury shares	(177,648)	(319,293)
Net proceeds from issuance of debt	309	305,637
Cash dividends to common stockholders	(32,272)	(30,947)
Bank deposits received	16,858	8,649
Repayments to federal home loan bank	(600)	(8,300)
Net proceeds from stock options exercised	13,757	4,720
Repayment of debt	—	(165,160)
Other, net	558	(236)
Net cash from financing activities	(179,038)	(204,930)
Net impact on cash due to change in foreign exchange rates	446	(500)
Net change in cash and cash equivalents	223,178	406,768
Cash and cash equivalents at beginning of year	642,952	515,430
Cash and cash equivalents at end of period	$866,130	$922,198
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
Real estate held for investment purposes is initially recorded at the purchase price, which is generally fair value, and is subsequently reported at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the estimated useful lives of the building. Rental income is recognized on a straight-line basis over the lease term and is reported, net of rental expenses, as net investment income. The carrying value of real estate is reviewed for impairment and an impairment loss is recognized if the estimated undiscounted cash flows from the use and disposition of the property are less than the carrying value of the property. Future minimum rental income expected on operating leases relating to real estate held for investment is $350,964 for the remainder of 2011, $1,421,405 in 2012, $1,464,047 in 2013, $1,507,969 in 2014, $1,553,208 in 2015 and $340,365,393 thereafter.
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
The accrual of interest on loans receivable is discontinued if the loan is 90 days past due based on contractual terms of the loan, unless the loan is adequately secured and in process of collection. In general, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest on these loans is accounted for on a cash-basis until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic	138,816	147,079	140,535	150,556
Diluted	144,538	154,160	146,553	157,054

(3) Recent Accounting Pronouncements
In October 2010, the FASB issued guidance regarding the treatment of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of the types of costs that can be capitalized and specifies that the costs must be directly related to the successful acquisition of a new or renewed insurance contract. This guidance is effective for periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this guidance and does not expect it to have a material impact on the Company’s results of operations or financial position.
In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring. A modification or restructuring that is considered a troubled debt restructuring will require the creditor to account for the receivable as being impaired and will also require additional disclosure of the creditors’ troubled debt restructuring activities. The updated guidance was effective July 1, 2011. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.
In May 2011, the FASB issued updated guidance that changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards (“IFRS”). The updated guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or current financial position.
In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders' equity. The updated guidance requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. This guidance will not result in a change in the presentation of the Company’s financial statements and will not have any impact on the Company’s results of operations or current financial position.

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied. Under the updated guidance, an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, then it is required to perform the quantitative impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or current financial position.

(4) Statements of Cash Flow
Interest payments were $100,840,000 and $92,531,000 and income taxes paid were $42,797,000 and $80,113,000 in the nine months ended September 30, 2011 and 2010, respectively.

(5) Investments in Fixed Maturity Securities
At September 30, 2011 and December 31, 2010, investments in fixed maturity securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2011
Held to maturity:
State and municipal	$73,282	$10,920	$—	$84,202	$73,282
Residential mortgage-backed	36,500	6,061	—	42,561	36,500
Corporate	4,996	746	—	5,742	4,996
Total held to maturity	114,778	17,727	—	132,505	114,778
Available for sale:
U.S. government and government agency	995,463	78,618	(344)	1,073,737	1,073,737
State and municipal	5,019,033	286,782	(19,277)	5,286,538	5,286,538
Mortgage-backed securities:
Residential (1)	1,383,414	77,663	(14,067)	1,447,010	1,447,010
Commercial	53,966	2,791	(1,480)	55,277	55,277
Corporate	2,613,879	136,728	(35,156)	2,715,451	2,715,451
Foreign	512,708	27,520	(2,249)	537,979	537,979
Total available for sale	10,578,463	610,102	(72,573)	11,115,992	11,115,992
Total investments in fixed maturity securities	$10,693,241	$627,829	$(72,573)	$11,248,497	$11,230,770
December 31, 2010
Held to maturity:
State and municipal	$71,998	$3,440	$(1,129)	$74,309	$71,998
Residential mortgage-backed	39,002	3,667	—	42,669	39,002
Corporate	4,995	185	—	5,180	4,995
Total held to maturity	115,995	7,292	(1,129)	122,158	115,995
Available for sale:
U.S. government and government agency	1,289,669	58,658	(452)	1,347,875	1,347,875
State and municipal	5,302,513	203,221	(44,288)	5,461,446	5,461,446
Mortgage-backed securities:
Residential (1)	1,319,289	52,165	(13,278)	1,358,176	1,358,176
Commercial	57,057	2,207	(5,594)	53,670	53,670
Corporate	2,307,987	102,306	(30,031)	2,380,262	2,380,262
Foreign	460,683	31,283	(236)	491,730	491,730
Total available for sale	10,737,198	449,840	(93,879)	11,093,159	11,093,159
Total investments in fixed maturity securities	$10,853,193	$457,132	$(95,008)	$11,215,317	$11,209,154
___________

(1)
Gross unrealized losses for residential mortgage-backed securities include $6,020,000 and $4,064,000 as of September 30, 2011 and December 31, 2010, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$707,725	$718,688
Due after one year through five years	3,220,365	3,373,391
Due after five years through ten years	2,552,147	2,748,995
Due after ten years	2,739,124	2,862,575
Mortgage-backed securities	1,473,880	1,544,848
Total	$10,693,241	$11,248,497
At September 30, 2011, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(6) Investments in Equity Securities Available for Sale
At September 30, 2011 and December 31, 2010, investments in equity securities available for sale were as follows:

(Dollars in thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2011
Common stocks	$203,435	$119,804	$(12,301)	$310,938	$310,938
Preferred stocks	137,972	4,605	(15,050)	127,527	127,527
Total	$341,407	$124,409	$(27,351)	$438,465	$438,465
December 31, 2010
Common stocks	$188,949	$128,096	$(989)	$316,056	$316,056
Preferred stocks	215,286	40,386	(10,675)	244,997	244,997
Total	$404,235	$168,482	$(11,664)	$561,053	$561,053

(7) Arbitrage Trading Account and Arbitrage Funds
The fair value and carrying value of the arbitrage trading account and arbitrage funds and related assets and liabilities were as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Arbitrage trading account	$327,883	$359,192
Investment in arbitrage funds	56,606	60,660
Related assets and liabilities:
Receivables from brokers	380,887	339,235
Securities sold but not yet purchased	(60,973)	(53,494)

(8) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents, loans receivable and real estate	$123,100	$122,617	$370,557	$373,375
Equity securities available for sale	2,795	2,723	9,544	8,716
Investment funds	(7,699)	(19,044)	23,836	(12,786)
Arbitrage trading account and funds	(3,467)	13,651	7,929	26,005
Gross investment income	114,729	119,947	411,866	395,310

Investment expense	(666)	(804)	(2,605)	(2,875)
Net investment income	$114,063	$119,143	$409,261	$392,435

(9) Loans Receivable
Loans receivable are as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Loans receivable, at cost	$283,560	$353,583
Loans receivable in nonaccrual status, at cost	4,079	4,985
Loans receivable with a specific valuation allowance, at cost	29,268	31,855
Specific valuation allowance	18,797	18,865

Three months ended September 30,	2011	2010
Decrease in valuation allowance	$(9)	$—
Loans receivable charged off	9	—

Nine months ended September 30,	2011	2010
Increase in valuation allowance	$541	$6,090
Loans receivable charged off	9	—
The Company monitors the performance of its loans receivable and assesses the ability of the borrower to pay principal and interest based upon loan structure, underlying property values, cash flow and related financial and operating performance of the property and market conditions. Loans receivable with a potential for default are further assessed using discounted cash flow analysis and comparable cost and sales methodologies, if appropriate. Interest on loans that are 90 days past due is discontinued.
The Company's seven largest loans receivable, which have an aggregate amortized cost of $208 million and an aggregate fair value of $188 million at September 30, 2011, are secured by commercial real estate located primarily in New York City, California, Hawaii and Boston. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through March 2016. As part of the evaluation process, the Company reviews certain credit quality indicators for these loans. The primary credit quality indicator is the debt service coverage ratio, which compares a property's net operating income to the borrower's principal and interest payments on the Company's loan and senior loans, if any. At September 30, 2011, the debt service coverage ratio for each of these loans was 1.5 times or greater.

(10) Realized and Unrealized Investment Gains (Losses)
Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Realized investment gains:
Fixed maturity securities:
Gains	$10,212	$5,669	$25,049	$27,519
Losses	(2,207)	(2,956)	(4,716)	(6,214)
Equity securities available for sale	12,318	2,974	50,539	3,765
Other	—	—	—	224
Sales of investment funds	915	640	2,940	1,061
Provision for OTTI	—	(1,123)	(400)	(3,705)
Less investment impairments recognized in other comprehensive income	—	—	—	—
Total net investment gains before income taxes	21,238	5,204	73,412	22,650
Income tax expense	(7,454)	(1,840)	(26,502)	(7,994)
Total net investment gains	$13,784	$3,364	$46,910	$14,656

Change in unrealized gains (losses) of available for sale securities:
Fixed maturity securities	$115,933	$163,180	$187,851	$341,502
Less non-credit portion of OTTI recognized in other comprehensive income	(1,300)	(826)	(1,956)	673
Equity securities available for sale	(65,861)	23,570	(59,760)	11,300
Investment funds	(9,257)	1,707	(5,067)	2,006
Total change in unrealized gains (losses) before income taxes and noncontrolling interests	39,515	187,631	121,068	355,481
Income tax expense	(14,268)	(65,666)	(42,893)	(124,229)
Noncontrolling interests	1	(3)	(11)	(11)
Total change in unrealized gains	$25,248	$121,962	$78,164	$231,241

(11) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at September 30, 2011 and December 31, 2010 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2011
U.S. government and agency	$19,422	$262	$5,108	$82	$24,530	$344
State and municipal	195,770	2,279	218,058	16,998	413,828	19,277
Mortgage-backed securities	96,672	2,343	94,319	13,204	190,991	15,547
Corporate	573,666	11,944	122,770	23,212	696,436	35,156
Foreign	61,939	2,249	—	—	61,939	2,249
Fixed maturity securities	947,469	19,077	440,255	53,496	1,387,724	72,573
Common stocks	87,614	12,301	—	—	87,614	12,301
Preferred stocks	13,339	855	45,859	14,195	59,198	15,050
Equity securities	100,953	13,156	45,859	14,195	146,812	27,351
Total	$1,048,422	$32,233	$486,114	$67,691	$1,534,536	$99,924

December 31, 2010
U.S. government and agency	$60,228	$420	$6,973	$32	$67,201	$452
State and municipal	951,119	26,577	156,617	18,840	1,107,736	45,417
Mortgage-backed securities	116,194	2,809	174,163	16,063	290,357	18,872
Corporate	409,604	7,233	155,259	22,798	564,863	30,031
Foreign	43,514	236	—	—	43,514	236
Fixed maturity securities	1,580,659	37,275	493,012	57,733	2,073,671	95,008
Common stocks	58,979	989	—	—	58,979	989
Preferred stocks	27,010	2,368	76,890	8,307	103,900	10,675
Equity securities	85,989	3,357	76,890	8,307	162,879	11,664
Total	$1,666,648	$40,632	$569,902	$66,040	$2,236,550	$106,672
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2011 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	14	$104,165	$6,369
Corporate	15	65,293	3,537
State and municipal	4	31,736	4,830
Foreign	4	8,953	165
Unrealized loss $5 million or more:
Mortgage-backed securitiy (1)	1	17,365	5,549
Total	38	$227,512	$20,450
_______________
(1) This investment is a residential mortgage-backed security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. The security has met its contractual obligations and the Company expects that it will continue to meet those contractual payment obligations as they become due. Based on this evaluation, the Company does not consider the investment to be OTTI.

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
Preferred Stocks – At September 30, 2011, there were six preferred stocks in an unrealized loss position, with an aggregate fair value of $59 million and a gross unrealized loss of $15 million. Three of those preferred stocks with an aggregate fair value of $13 million and a gross unrealized loss of $5 million were rated non-investment grade. Based upon management’s view of the underlying value of these securities, the Company does not consider any of the preferred stocks to be OTTI.
Common Stocks – At September 30, 2011, the Company owned eleven common stocks in an unrealized loss position with an aggregate fair value of $88 million and an aggregate unrealized loss of $12 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. (See note 9, Loans Receivable).

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of September 30, 2011 and December 31, 2010 by level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2011
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,073,737	$—	$1,073,737	$—
State and municipal	5,286,538	—	5,286,538	—
Mortgage-backed securities	1,502,287	—	1,502,287	—
Corporate	2,715,451	—	2,640,447	75,004
Foreign	537,979	—	537,979	—
Total fixed maturity securities available for sale	11,115,992	—	11,040,988	75,004
Equity securities available for sale:
Common stocks	310,938	253,396	55,983	1,559
Preferred stocks	127,527	—	109,437	18,090
Total equity securities available for sale	438,465	253,396	165,420	19,649
Arbitrage trading account	327,883	133,939	192,927	1,017
Total	$11,882,340	$387,335	$11,399,335	$95,670
Liabilities:
Securities sold but not yet purchased	$60,973	$60,941	$12	$20
December 31, 2010
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,347,875	$—	$1,347,875	$—
State and municipal	5,461,446	—	5,461,446	—
Mortgage-backed securities	1,411,846	—	1,411,846	—
Corporate	2,380,262	—	2,292,199	88,063
Foreign	491,730	—	491,730	—
Total fixed maturity securities available for sale	11,093,159	—	11,005,096	88,063
Equity securities available for sale:
Common stocks	316,056	204,749	109,748	1,559
Preferred stocks	244,997	—	155,551	89,446
Total equity securities available for sale	561,053	204,749	265,299	91,005
Arbitrage trading account	359,192	162,292	193,713	3,187
Total	$12,013,404	$367,041	$11,464,108	$182,255
Liabilities:
Securities sold but not yet purchased	$53,494	$51,672	$1,822	$—
There were no significant transfers between Levels 1 and 2 during the three or nine months ended September 30, 2011, or during the year ended December 31, 2010.

The following tables summarize changes in Level 3 assets for the nine months ended September 30, 2011 and for the year ended December 31, 2010:

		Gains (Losses) Included in
(Dollars in thousands)	Beginning Balance	Earnings	Other Comprehensive Income		Purchases		(Sales)	Maturities	Transfer out	Ending Balance
For the nine months ended September 30, 2011:
Fixed maturity securities available for sale:
Corporate	$88,063	$20	$(386)		$8,195		$(3,952)	$(16,936)	$—	$75,004
Total	88,063	20	(386)		8,195		(3,952)	(16,936)	—	75,004
Equity securities available for sale:
Common stocks	1,559	—	—		—		—	—	—	1,559
Preferred stocks	89,446	27,338	(29,641)		—		(69,053)	—	—	18,090
Total	91,005	27,338	(29,641)		—		(69,053)	—	—	19,649
Arbitrage trading account	3,187	795	—	—	269	—	(3,234)	—	—	1,017
Total	$182,255	$28,153	$(30,027)		$8,464		$(76,239)	$(16,936)	$—	$95,670

For the year ended December 31, 2010
Fixed maturity securities available for sale:
Mortgage-backed securities	$25,900	$—	$—		$—		$—	$—	$(25,900)	$—
Corporate	90,160	(850)	1,558		19,632		(5,324)	(17,113)	—	88,063
Total	116,060	(850)	1,558		19,632		(5,324)	(17,113)	(25,900)	88,063
Equity securities available for sale:
Common stocks	1,559	—	—		—		—	—	—	1,559
Preferred stocks	54,713	23,535	31,633		19,542		(39,977)	—	—	89,446
Total	56,272	23,535	31,633		19,542		(39,977)	—	—	91,005
Arbitrage trading account	353	(353)	—		3,187		—	—	—	3,187
Total	$172,685	$22,332	$33,191		$42,361		$(45,301)	$(17,113)	$(25,900)	$182,255
During the year ended December 31, 2010, a mortgage-backed security was transferred from Level 3 to Level 2 as the Company was able to obtain a quotation from a third party broker dealer.

(13) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Written premiums:
Direct	$1,114,494	$962,872	$3,286,220	$2,854,951
Assumed	191,806	158,523	535,214	506,033
Ceded	(180,161)	(134,689)	(554,577)	(428,974)
Total net premiums written	$1,126,139	$986,706	$3,266,857	$2,932,010

Earned premiums:
Direct	$1,070,279	$947,314	$3,063,410	$2,779,044
Assumed	165,208	162,783	489,020	482,628
Ceded	(179,664)	(142,800)	(496,866)	(415,686)
Total net premiums earned	$1,055,823	$967,297	$3,055,564	$2,845,986

Ceded losses incurred	$134,027	$88,928	$329,139	$315,580
The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $3 million as of September 30, 2011 and December 31, 2010.

(14) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,230,770	$11,248,497	$11,209,154	$11,215,317
Equity securities available for sale	438,465	438,465	561,053	561,053
Arbitrage trading account	327,883	327,883	359,192	359,192
Investment in arbitrage funds	56,606	56,606	60,660	60,660
Loans receivable	283,560	265,998	353,583	312,515
Cash and cash equivalents	866,130	866,130	642,952	642,952
Trading account receivables from brokers and clearing organizations	380,887	380,887	339,235	339,235
Liabilities:
Trading account securities sold but not yet purchased	60,973	60,973	53,494	53,494
Due to broker	127,792	127,792	5,318	5,318
Junior subordinated debentures	242,945	249,900	242,784	249,900
Senior notes and other debt	1,501,773	1,616,634	1,500,419	1,570,057
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

	Units	Fair Value
Nine months ended September 30:
2011	53,250	$1,674
2010	2,226,650	$58,456

(16) Industry Segments
The Company’s operations are presently conducted in five segments of the insurance business: specialty, regional, alternative markets, reinsurance and international.
Our specialty segment underwrites complex and sophisticated third-party liability risks, principally within the excess and surplus lines. The primary lines of business are premises operations, property, professional liability, products liability and commercial automobile. The companies within the segment are divided along the different customer bases and product lines that they serve. The specialty units deliver their products through a variety of distribution channels depending on the customer base and particular risks insured. The customers in this segment are highly diverse.
Our regional segment provides commercial insurance products to customers primarily in 45 states. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The regional subsidiaries are organized geographically based on markets served, which provides them with the flexibility to adapt to local market conditions, while enjoying the superior administrative capabilities and financial strength of the Company.
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
Our reinsurance operations specialize in underwriting property casualty reinsurance on both a treaty and a facultative basis. The principal reinsurance units are facultative reinsurance, which writes individual certificates and program facultative business, treaty reinsurance, which functions as a traditional reinsurer in specialty and standard reinsurance lines, and Lloyd’s reinsurance, which writes property and casualty reinsurance through Lloyd’s of London.
Our international segment offers personal and commercial property casualty insurance in South America; commercial property casualty insurance in the United Kingdom, Norway and Continental Europe; and reinsurance in Australia, Southeast Asia and Canada.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense or benefit is calculated based upon the Company’s overall effective tax rate.

Summary financial information about the Company’s operating segments is presented in the following table. Income before income taxes by segment consists of revenues, less expenses, related to the respective segment’s operations, including allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
(Dollars in thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
For the three months ended September 30, 2011:
Specialty	$367,417	$37,438	$664	$405,519	$71,046	$51,502
Regional	267,142	16,099	1,207	284,448	(10,700)	(4,669)
Alternative markets	156,820	25,931	20,408	203,159	33,076	25,185
Reinsurance	103,906	18,641	—	122,547	16,134	13,165
International	160,538	10,741	—	171,279	14,182	9,874
Corporate and eliminations (1)	—	5,213	66,328	71,541	(47,531)	(31,533)
Net investment gains	—	—	21,238	21,238	21,238	13,784
Consolidated	$1,055,823	$114,063	$109,845	$1,279,731	$97,445	$77,308
For the three months ended September 30, 2010:
Specialty	$326,239	$40,814	$765	$367,818	$61,989	$45,268
Regional	268,089	18,413	782	287,284	22,946	17,159
Alternative markets	148,830	28,136	20,631	197,597	42,007	30,734
Reinsurance	103,126	19,779	—	122,905	26,508	19,641
International	121,013	8,722	—	129,735	12,712	8,217
Corporate and eliminations (1)	—	3,279	62,290	65,569	(50,066)	(30,764)
Net investment gains	—	—	5,204	5,204	5,204	3,364
Consolidated	$967,297	$119,143	$89,672	$1,176,112	$121,300	$93,619
For the nine months ended September 30, 2011:
Specialty	$1,047,567	$138,868	$2,065	$1,188,500	$238,979	$171,806
Regional	795,423	59,459	3,377	858,259	(1,381)	6,154
Alternative markets	454,156	96,072	64,049	614,277	116,285	86,979
Reinsurance	315,220	72,230	—	387,450	66,857	52,024
International	443,198	32,692	—	475,890	28,208	18,925
Corporate and eliminations (1)	—	9,940	177,303	187,243	(154,096)	(105,921)
Net investment gains	—	—	73,412	73,412	73,412	46,910
Consolidated	$3,055,564	$409,261	$320,206	$3,785,031	$368,264	$276,877
For the nine months ended September 30, 2010:
Specialty	$955,705	$133,027	$2,383	$1,091,115	$212,836	$154,559
Regional	798,387	60,995	2,448	861,830	90,415	66,205
Alternative markets	458,842	90,658	59,228	608,728	138,563	101,117
Reinsurance	308,316	75,210	—	383,526	91,085	68,373
International	324,736	25,105	—	349,841	19,671	13,631
Corporate and eliminations (1)	—	7,440	167,597	175,037	(147,506)	(96,105)
Net investment gains	—	—	22,650	22,650	22,650	14,656
Consolidated	$2,845,986	$392,435	$254,306	$3,492,727	$427,714	$322,436

Identifiable assets by segment are as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Specialty	$6,025,982	$5,854,256
Regional	2,571,864	2,616,238
Alternative markets	4,039,786	3,801,597
Reinsurance	2,856,670	2,972,988
International	1,518,326	1,391,604
Corporate, other and eliminations (1)	1,318,193	891,864
Consolidated	$18,330,821	$17,528,547
___________
(1) Corporate and eliminations represent corporate revenues and expenses, net investment gains and losses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Specialty
Premises operations	$119,496	$98,699	$331,457	$286,458
Property	59,578	56,525	174,690	156,447
Professional liability	58,739	52,092	167,748	147,129
Commercial automobile	36,440	30,056	102,055	98,684
Products liability	24,954	23,870	71,856	87,106
Other	68,210	64,997	199,761	179,881
Total specialty	367,417	326,239	1,047,567	955,705
Regional
Commercial multiple peril	98,200	97,642	292,030	290,755
Commercial automobile	72,537	75,082	217,021	226,719
Workers’ compensation	55,133	53,788	163,602	160,466
Other	41,272	41,577	122,770	120,447
Total regional	267,142	268,089	795,423	798,387
Alternative Markets
Primary workers’ compensation	70,172	64,421	199,768	192,393
Excess workers’ compensation	40,038	53,485	126,940	169,536
Other	46,610	30,924	127,448	96,913
Total alternative markets	156,820	148,830	454,156	458,842
Reinsurance
Casualty	75,917	82,273	228,529	230,418
Property	27,989	20,853	86,691	77,898
Total reinsurance	103,906	103,126	315,220	308,316
International
Professional liability	24,982	20,207	69,875	63,978
Property	38,452	24,189	106,038	53,001
Reinsurance	26,330	20,791	68,779	51,691
Automobile	18,428	18,313	53,425	52,996
Workers’ compensation	18,884	14,555	54,480	41,606
Other liability	16,323	10,822	41,785	30,868
Other	17,139	12,136	48,816	30,596
Total international	160,538	121,013	443,198	324,736
Total	$1,055,823	$967,297	$3,055,564	$2,845,986

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

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2011 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information is not and should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments; the impact of significant competition; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates and volatility in the credit and capital markets; the impact of the economic downturn, and the potential effect of any legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2007; the ability of our reinsurers to pay reinsurance recoverables owed to us; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to business practices in the insurance industry; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain key personnel and qualified employees; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2011 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
Twenty-one of our operating units have been formed since 2006 to capitalize on various business opportunities. These newer units are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Norway, Australia, Southeast Asia and South America.
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
Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. Increased competition and the impact of the current economic downturn also put pressure on policy terms and conditions. While prices began to increase in 2011, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. Price changes are reflected in the Company’s results over time as premiums are earned.
The Company’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, which are at historically low levels, as well as the credit quality and duration of the securities. The Company also invests in equity securities, merger arbitrage, private equity investments, investment funds and real estate.

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
Our net reserves for losses and loss expenses of approximately $8.1 billion as of September 30, 2011, relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.5 billion, or 18%, of the Company’s net loss reserves as of September 30, 2011 relate to our reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Specialty	$2,883,638	$2,883,823
Regional	1,299,937	1,285,004
Alternative markets	1,964,666	1,867,470
Reinsurance	1,455,184	1,507,353
International	525,974	455,871
Net reserves for losses and loss expenses	8,129,399	7,999,521
Ceded reserves for losses and loss expenses	1,132,185	1,017,028
Gross reserves for losses and loss expenses	$9,261,584	$9,016,549
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2011
General liability	$884,810	$2,001,597	$2,886,407
Workers’ compensation	1,308,728	988,649	2,297,377
Commercial automobile	272,792	183,726	456,518
International	275,383	250,591	525,974
Other	220,987	286,952	507,939
Total primary	2,962,700	3,711,515	6,674,215
Reinsurance	604,251	850,933	1,455,184
Total	$3,566,951	$4,562,448	$8,129,399
December 31, 2010
General liability	$873,553	$2,038,814	$2,912,367
Workers’ compensation	1,188,117	1,022,331	2,210,448
Commercial automobile	325,686	173,247	498,933
International	195,981	259,890	455,871
Other	158,794	255,755	414,549
Total primary	2,742,131	3,750,037	6,492,168
Reinsurance	639,997	867,356	1,507,353
Total	$3,382,128	$4,617,393	$7,999,521
Reserves for primary and excess workers’ compensation business are net of an aggregate net discount of $902 million and $898 million as of September 30, 2011 and December 31, 2010, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Favorable (adverse) reserve development:
Specialty	$35,489	$13,461	$96,625	$70,511
Regional	10,268	19,264	25,277	68,892
Alternative markets	5,057	6,931	(2,088)	17,485
Reinsurance	4,312	8,852	18,674	39,247
International	709	(661)	3,611	2,826
Total favorable reserve development	55,835	47,847	142,099	198,961
Premium offsets (1):
Specialty	76	2,525	321	211
Alternative markets	136	499	(20)	75
Reinsurance	—	(330)	—	(19,363)
Net development	$56,047	$50,541	$142,400	$179,884
 _____________

(1)	Represents portion of reserve development offset by premium adjustments.
For the nine months ended September 30, 2011 estimates for claims occurring in prior years decreased by $142 million. The favorable reserve development in 2011 was primarily attributable to accident years 2007 through 2009. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
Specialty - The majority of the favorable reserve development for the specialty segment during the first nine months of 2011 and 2010 was associated with excess and surplus (“E&S”) business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than those that are charged in the “standard” market. Beginning in 2003, the E&S business began to experience improved claim frequency (i.e., a lower number of reported claims per unit of exposure). One reason for the lower number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was not expected at the time loss reserves were initially established. We began to recognize those trends in 2007 and have continued to reduce our estimates of ultimate claim costs since then as the magnitude of the frequency trends has become more evident. The favorable reserve development in 2011 was primarily attributable to accident years 2007 through 2009.
Regional - The favorable reserve development for the regional segment during the first nine months of 2011 was primarily related to the general liability portion of commercial multi-peril business and to commercial automobile liability business. The favorable reserve development resulted mainly from lower loss emergence on known case reserves relative to historical levels. The favorable reserve development was primarily attributable to accident years 2007 through 2009.
Alternative Markets - The unfavorable reserve development for the alternative markets segment during the first nine months of 2011 was related to an increase in prior year reserves for excess workers’ compensation business, partially offset by a decrease in prior year reserves for primary workers’ compensation business and for medical excess business. The increase in loss reserves for excess workers’ compensation business was related primarily to increased medical and pharmaceutical costs associated with certain long-term disability claims. The majority of favorable reserve development for primary workers’ compensation was related to California business, where the impact of legislative reforms continues to be reflected in improved loss trends.
Reinsurance - The favorable development for the reinsurance segment during the first nine months of 2011 was primarily related to certain facultative program business and to business written through Lloyd’s of London. The favorable development for the segment was spread across underwriting years 2005 through 2010 and resulted from lower than expected reported losses.

Loss Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.5%. As of September 30, 2011, the aggregate blended discount rates ranged from 2.5% to 6.5%, with a weighted average discount rate of 4.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $902 million and $898 million as of September 30, 2011 and December 31, 2010, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $70 million and $58 million at September 30, 2011 and December 31, 2010, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of all fixed maturity securities in an unrealized loss position as of September 30, 2011:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	184	$1,337,317	$51,803
Unrealized loss of 20% or greater of amortized cost:
Twelve months and longer	11	50,407	20,770
Total	195	$1,387,724	$72,573
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2011 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	14	$104,165	$6,369
Corporate	15	65,293	3,537
State and municipal	4	31,736	4,830
Foreign	4	8,953	165
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	17,365	5,549
Total	38	$227,512	$20,450
_______________
(1) This investment is a residential mortgage-backed security that was evaluated based on the performance of the underlying collateral under various economic and default scenarios. The security has met its contractual obligations and the Company expects that it will continue to meet those contractual payment obligations as they become due. Based on this evaluation, the Company does not consider the investment to be OTTI.
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
Preferred Stocks – At September 30, 2011, there were six preferred stocks in an unrealized loss position, with an aggregate fair value of $59 million and a gross unrealized loss of $15 million. Three of those preferred stocks with an aggregate fair value of $13 million and a gross unrealized loss of $5 million are rated non-investment grade. Based upon management’s view of the underlying value of these securities, the Company does not consider any of the preferred stocks to be OTTI.
Common Stocks – At September 30, 2011, the Company owned eleven common stocks in an unrealized loss position with an aggregate fair value of $88 million and an aggregate unrealized loss of $12 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $20 million at September 30, 2011 and December 31, 2010.
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
The following table summarizes pricing methods for fixed maturity securities available for sale as of September 30, 2011 (dollars in thousands):

	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,527,923	94.7%
Syndicate manager	104,766	0.9%
Directly by the Company based on:
Observable data	409,299	3.7%
Cash flow model	74,004	0.7%
Total	$11,115,992	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2011, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.

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

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2011 and 2010. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2011	2010
Specialty
Gross premiums written	$1,344,139	$1,131,216
Net premiums written	1,146,091	975,188
Premiums earned	1,047,567	955,705
Loss ratio	57.8%	59.0%
Expense ratio	32.7%	32.7%
GAAP combined ratio	90.5%	91.7%
Regional
Gross premiums written	$881,224	$889,362
Net premiums written	817,380	802,691
Premiums earned	795,423	798,387
Loss ratio	71.5%	60.7%
Expense ratio	36.0%	35.5%
GAAP combined ratio	107.5%	96.2%
Alternative Markets
Gross premiums written	$656,062	$572,518
Net premiums written	497,117	479,565
Premiums earned	454,156	458,842
Loss ratio	71.9%	65.9%
Expense ratio	26.7%	25.8%
GAAP combined ratio	98.6%	91.7%
Reinsurance
Gross premiums written	$337,696	$323,800
Net premiums written	319,524	304,832
Premiums earned	315,220	308,316
Loss ratio	60.9%	53.3%
Expense ratio	40.7%	41.4%
GAAP combined ratio	101.6%	94.7%
International
Gross premiums written	$602,313	$444,088
Net premiums written	486,745	369,734
Premiums earned	443,198	324,736
Loss ratio	61.6%	62.8%
Expense ratio	39.7%	40.9%
GAAP combined ratio	101.3%	103.7%
Consolidated
Gross premiums written	$3,821,434	$3,360,984
Net premiums written	3,266,857	2,932,010
Premiums earned	3,055,564	2,845,986
Loss ratio	64.3%	60.4%
Expense ratio	34.5%	34.3%
GAAP combined ratio	98.8%	94.7%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share data):

	2011	2010
Net income to common stockholders	$276,877	$322,436
Weighted average diluted shares	146,553	157,054
Net income per diluted share	$1.89	$2.05
The Company reported net income of $277 million in 2011 compared to $322 million in 2010. The decrease in net income was primarily due to a decline in underwriting income, partially offset by an increase in investment income and net investment gains. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010 and 2011.
Premiums. Gross premiums written were $3,821 million in 2011, an increase of 14% from $3,361 million in 2010. The increase in gross premiums written was primarily due to growth in our specialty and international business segments as a result of expansion into new markets. Approximately 80% of policies expiring in the first nine months of 2011 were renewed, compared with a 77% renewal retention rate for policies expiring in full year 2010. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2011 increased by 1.7%.
Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. While prices increased in 2011, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2011 compared with 2010 by line of business within each business segment follows:

•
Specialty gross premiums increased 19% to $1,344 million in 2011 from $1,131 million in 2010 primarily due to increased business in the energy and environmental markets. Gross premiums written increased 29% for commercial automobile and other liability, 21% for property lines, 11% for products liability and 9% for professional liability.

•
Regional gross premiums decreased 1% to $881 million in 2011 from $889 million in 2010. Gross premiums written decreased 2% for commercial automobile, and increased 6% for workers’ compensation and 3% for commercial multiple peril. Gross premiums written in 2010 included $27 million of assigned risk premiums that were transferred to the alternative markets segment in 2011 (see below).

•
Alternative markets gross premiums increased 15% to $656 million in 2011 from $573 million in 2010. The increase was primarily due to an increase in assigned risk premiums, including assigned risk premiums transferred from the regional segment as described above. Gross premiums for assigned risk plans, which are fully reinsured, were $114 million in 2011 and $51 million in 2010. For the remainder of the alternative markets segment, gross premiums written increased 4% to $542 million in 2011 from $522 million in 2010. This includes increases of 70% for accident and health products and 10% for primary workers’ compensation and a decrease of 22% for excess workers’ compensation.

•
Reinsurance gross premiums increased 4% to $338 million in 2011 from $324 million in 2010. Gross premiums written increased 19% to $106 million for property business and decreased 1% to $232 million for casualty business.

•
International gross premiums increased 36% to $602 million in 2011 from $444 million in 2010. The increase is primarily due to an increase in business written by our Lloyd’s operation, our companies in South America, and new insurance branches in Germany, Norway and Canada. Gross premiums written increased 62% for property lines, 57% for liability lines, 30% for workers’ compensation, 31% for reinsurance assumed, 8% for automobile and 32% for professional liability. In addition, three percentage points of the 36% increase in gross premiums written resulted from changes in foreign exchange rates.

Net premiums written were $3,267 million in 2011, an increase of 11% from $2,932 million in 2010. Ceded reinsurance premiums as a percentage of gross written premiums increased to 15% in 2011 from 13% in 2010. The increase in the percentage of business ceded was due to the increase in premiums written by new companies, which cede a higher portion of their gross premiums, and to growth in premiums written by assigned risk plans, which cede 100% of their gross premiums.
Premiums earned increased 7% to $3,056 million in 2011 from $2,846 million in 2010. Insurance premiums are generally earned evenly over the policy term, and premiums earned in 2011 are related to business written during both 2011 and 2010.

Net Investment Income. Following is a summary of net investment income for 2011 and 2010:

	Amount		Average Annualized Yield
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities, including cash and cash equivalents, loans receivable and real estate	$370,557	$373,375	4.0%	4.1%
Investment funds	23,836	(12,786)	6.1%	(4.0)%
Arbitrage trading account and funds	7,929	26,005	2.6%	7.3%
Equity securities available for sale	9,544	8,716	3.5%	3.7%
Gross investment income	411,866	395,310	4.0%	4.0%
Investment expenses	(2,605)	(2,875)
Total	$409,261	$392,435	4.0%	3.9%
Net investment income increased 4% to $409 million in 2011 from $392 million in 2010. The increase in investment income was due to an increase in income from investment funds, partially offset by a decrease in investment income from arbitrage. The increase in investment income from investment funds, which are reported on a one-quarter lag, was primarily due to higher income from energy and real estate funds. Average invested assets, at cost (including cash and cash equivalents) were $13.6 billion in 2011 and $13.3 billion in 2010.
Insurance Service Fees. Insurance service fees consist of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees increased to $69 million in 2011 from $64 million in 2010 due to an increase in fees received for administering assigned risk plans.
Net Investment Gains. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, values and general economic conditions. Net realized gains on investment sales were $74 million in 2011 compared with $26 million in 2010.
Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. Other-than-temporary impairments were $0.4 million in 2011 compared with $4 million in 2010.
Revenues from Wholly-Owned Investees. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees were $176 million in 2011 compared with $166 million in 2010 due to increased aircraft sales.
Losses and Loss Expenses. Losses and loss expenses increased to $1,965 million in 2011 from $1,718 million in 2010. The consolidated loss ratio of 64.3% in 2011 was 3.9 points higher than the loss ratio of 60.4% in 2010. Catastrophe losses, which were primarily from hurricanes and severe wind and hail storms in the United States and the Japanese earthquake, were $139 million in 2011 compared with $75 million in 2010, an increase of 1.9 loss ratio points. Favorable prior year reserve development was $142 million in 2011 compared with $180 million in 2010, a difference of 1.7 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 0.3 points to 64.4% in 2011 from 64.1% in 2010. A summary of loss ratios in 2011 compared with 2010 by business segment follows:

•
Specialty - The loss ratio of 57.8% in 2011 was 1.2 points lower than the loss ratio of 59.0% in 2010. Catastrophe losses were $16 million in 2011 compared with none in 2010, an increase of 1.5 loss ratio points. Favorable prior year reserve development was $97 million in 2011 compared with $71 million in 2010, a difference of 1.9 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 0.8 points to 65.6% in 2011 from 66.4% in 2010.

•
Regional - The loss ratio of 71.5% in 2011 was 10.8 points higher than the loss ratio of 60.7% in 2010. Catastrophe losses were $85 million in 2011 compared with $67 million in 2010, an increase of 2.3 loss ratio points. Favorable prior year reserve development was $25 million in 2011 compared with $69 million in 2010, a difference of 5.5 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 3.0 points to 64.0% in 2011 from 61.0% in 2010 due to earned pricing and loss cost trends.

•
Alternative markets - The loss ratio of 71.9% in 2011 was 6.0 points higher than the loss ratio of 65.9% in 2010. Catastrophe losses were $1.5 million in 2011 compared with none in 2010, an increase of 0.3 loss ratio points. Prior year reserves increased by $2 million in 2011 compared with a decrease of $17 million in 2010, a difference of 4.3 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.4 points to 71.1% in 2011 from 69.7 in 2010.

•
Reinsurance - The loss ratio of 60.9% in 2011 was 7.6 points higher than the loss ratio of 53.3% in 2010. Catastrophe losses were $18 million in 2011 compared with $4 million in 2010, an increase of 4.3 loss ratio points. Favorable prior year reserve development was $19 million in 2011 and $20 million in 2010, a difference of 0.5 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 2.7 points to 61.2% in 2011 from 58.5% in 2010.

•
International - The loss ratio was 61.6% in 2011 was 1.2 points lower than the loss ratio of 62.8% in 2010. Catastrophe losses were $19 million in 2011 compared with $4 million in 2010, and increase of 3.0 loss ratio points. Favorable prior year reserve development was $3 million in 2011 and $3 million in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 4.2 points to 58.2% in 2011 from 62.4%.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2011 and 2010:

(Dollars in thousands)	2011	2010
Underwriting expenses	$1,055,589	$975,542
Service expenses	55,764	54,442
Net foreign currency gains	(2,171)	(5,627)
Other costs and expenses	83,858	83,650
Total	$1,193,040	$1,108,007
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 34.5% in 2011 from 34.3% in 2010.
Service expenses, which represent the costs associated with the fee-based businesses, were $56 million in 2011 and $54 million in 2010.
Net foreign currency gains result from transactions denominated in a currency other than the operating unit’s functional currency. The gains were primarily attributable to foreign operating units holding assets denominated in U.S. dollars.
Other costs and expenses, which represent corporate expenses, were $84 million in 2011 and 2010.
Expenses from Wholly-Owned Investees. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $174 million in 2011 compared to $160 million in 2010, due to an increase in aircraft sales and related cost of goods sold.
Interest Expense. Interest expense increased 7% to $84 million primarily due to the issuance of $300 million of 5.375% senior notes in September 2010, partially offset by the repayment of $150 million of 5.125% senior notes in September 2010.
Income Taxes. The effective income tax rate was 25% in 2011 and in 2010. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Results of Operations for the Three Months Ended September 30, 2011 and 2010
Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2011 and 2010. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2011	2010
Specialty
Gross premiums written	$454,560	$383,877
Net premiums written	382,541	330,985
Premiums earned	367,417	326,239
Loss ratio	58.3%	61.6%
Expense ratio	32.7%	32.0%
GAAP combined ratio	91.0%	93.6%
Regional
Gross premiums written	$301,542	$300,010
Net premiums written	277,177	272,116
Premiums earned	267,142	268,089
Loss ratio	74.2%	62.6%
Expense ratio	35.7%	35.6%
GAAP combined ratio	109.9%	98.2%
Alternative Markets
Gross premiums written	$222,423	$184,568
Net premiums written	174,744	152,068
Premiums earned	156,820	148,830
Loss ratio	70.9%	68.0%
Expense ratio	26.7%	26.0%
GAAP combined ratio	97.6%	94.0%
Reinsurance
Gross premiums written	$118,266	$102,785
Net premiums written	113,620	98,428
Premiums earned	103,906	103,126
Loss ratio	61.5%	53.7%
Expense ratio	40.9%	39.5%
GAAP combined ratio	102.4%	93.2%
International
Gross premiums written	$209,509	$150,155
Net premiums written	178,057	133,109
Premiums earned	160,538	121,013
Loss ratio	60.0%	60.1%
Expense ratio	38.9%	38.3%
GAAP combined ratio	98.9%	98.4%
Consolidated
Gross premiums written	$1,306,300	$1,121,395
Net premiums written	1,126,139	986,706
Premiums earned	1,055,823	967,297
Loss ratio	64.8%	61.8%
Expense ratio	34.3%	33.6%
GAAP combined ratio	99.1%	95.4%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2011 and 2010 (amounts in thousands, except per share data):

	2011	2010
Net income to common stockholders	$77,308	$93,619
Weighted average diluted shares	144,538	154,160
Net income per diluted share	$0.53	$0.61
The Company reported net income of $77 million in 2011 compared to $94 million in 2010. The decrease in net income was primarily due to a decline in underwriting income. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2010 and 2011.
Premiums. Gross premiums written were $1,306 million in 2011, an increase of 16% from $1,121 million in 2010. The increase in gross premiums written was primarily due to growth in our specialty and international business segments as a result of expansion into new markets. Approximately 79% of policies expiring in the third quarter of 2011 were renewed, compared with a 77% renewal retention rate for policies expiring in full year 2010. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2011 increased by approximately 3%.
Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. While prices increased in 2011, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2011 compared with 2010 by line of business within each business segment follows:

•
Specialty gross premiums increased 18% to $455 million in 2011 from $384 million in 2010 primarily due to increased business in the energy and environmental markets. Gross premiums written increased 25% for commercial automobile, 31% for other liability, 17% for property lines, 9% for professional liability and 19% for products liability.

•
Regional gross premiums increased 1% to $302 million in 2011 from $300 million in 2010. Gross premiums written increased 7% for workers’ compensation and 6% for commercial multiple peril and decreased 2% for commercial automobile. Gross premiums written in 2010 included $8 million of assigned risk plan premiums that were transferred to the alternative markets segment in 2011 (see below).

•
Alternative markets gross premiums increased 21% to $222 million in 2011 from $185 million in 2010. The increase was primarily due to an increase in assigned risk premiums, including assigned risk premiums transferred from the regional segment as described above. Gross premiums for assigned risk plans, which are fully reinsured, were $31 million in 2011 and $15 million in 2010. For the remainder of the alternative markets segment, gross premiums increased 12% to $191 million in 2011 from $170 million in 2010. This includes increases of 84% for accident and health products and 11% for primary workers’ compensation and decreased by 22% for excess workers’ compensation.

•
Reinsurance gross premiums increased 15% to $118 million in 2011 from $103 million in 2010. Gross premiums written decreased 3% to $82 million for casualty business and increased 105% to $36 million for property business.

•
International gross premiums increased 40% to $210 million in 2011 from $150 million in 2010. The increase was primarily due to an increase in business written by our Lloyd’s operation, our companies in South America, and new insurance branches in Germany and Norway. Gross premiums written increased 75% for property lines, 21% for liability lines, 29% for workers’ compensation, 52% for reinsurance assumed, 11% for automobile and 41% for professional liability. In addition, three percentage points of the 40% increase in gross premiums written resulted from changes in foreign exchange rates.

Net premiums written were $1,126 million in 2011, an increase of 14% from $987 million in 2010. Ceded reinsurance premiums as a percentage of gross written premiums increased to 14% in 2011 from 12% in 2010. The increase in the percentage of business ceded was due to the increase in premiums written by new companies, which cede a higher portion of their gross premiums, and to growth in premiums written by assigned risk plans, which cede 100% of their gross premiums.
Premiums earned increased 9% to $1,056 million in 2011 from $967 million in 2010. Insurance premiums are generally earned evenly over the policy term, and premiums earned in 2011 are related to business written during both 2011 and 2010.

Net Investment Income. Following is a summary of net investment income for 2011 and 2010:

	Amount		Average Annualized Yield
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities, including cash and cash equivalents, loans receivable and real estate	$123,100	$122,617	4.0%	4.0%
Investment funds	(7,699)	(19,044)	(5.6)%	(18.3)%
Arbitrage trading account and funds	(3,467)	13,651	(3.5)%	11.2%
Equity securities available for sale	2,795	2,723	3.2%	3.4%
Gross investment income	114,729	119,947	3.4%	3.6%
Investment expenses	(666)	(804)
Total	$114,063	$119,143	3.3%	3.6%
Net investment income decreased 4% to $114 million in 2011 from $119 million in 2010. The decrease in investment income was due to a decrease in income from arbitrage was partially offset by a decrease in losses from investment funds. Average invested assets, at cost (including cash and cash equivalents) were $13.7 billion in 2011 and $13.4 billion in 2010.
Insurance Service Fees. Insurance service fees consist of fee-based services to help clients develop and administer self-insurance programs, primarily for workers’ compensation coverage. Service fees were $22 million in 2011 and 2010.
Net Investment Gains. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $21 million in 2011 compared with $6 million in 2010.
Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. There were no other-than-temporary impairments in 2011 compared with $1 million in 2010.
Revenues from Wholly-Owned Investees. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees were $66 million in 2011 compared with $62 million in 2010.
Losses and Loss Expenses. Losses and loss expenses increased to $684 million in 2011 from $598 million in 2010. The consolidated loss ratio of 64.8% in 2011 was 3.0 points higher than the loss ratio of 61.8% in 2010. Catastrophe losses, which were primarily from hurricanes and severe wind and hail storms in the United States, were $51 million in 2011 compared with $22 million in 2010, an increase of 2.6 loss ratio points. Favorable prior year reserve development was $56 million in 2011 compared with $51 million in 2010. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 0.6 points to 65.3% in 2011 from 64.7% in 2010. A summary of loss ratios in 2011 compared with 2010 by business segment follows:

•
Specialty - The loss ratio of 58.3% in 2011 was 3.3 points lower than the loss ratio of 61.6% in 2010. Catastrophe losses were $6 million in 2011 compared with none in 2010, an increase of 1.7 loss ratio points. Favorable prior year reserve development was $36 million in 2011 compared with $16 million in 2010, a difference of 4.8 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 0.3 points to 66.2% in 2011 from 66.5% in 2010.

•
Regional - The loss ratio was 74.2% in 2011 was 11.6 points higher than the loss ratio of 62.6% in 2010. Catastrophe losses were $32 million in 2011 compared with $22 million in 2010, an increase of 3.8 loss ratio points. Favorable prior year reserve development was $10 million in 2011 compared with $19 million in 2010, a difference of 3.3 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 4.5 points to 66.1% in 2011 from 61.6% in 2010 due to earned pricing and loss cost trends.

•
Alternative markets - The loss ratio of 70.9% in 2011 was 2.9 points higher than the loss ratio of 68.0% in 2010. Catastrophe losses were $1.2 million in 2011 compared with none in 2010, an increase of 0.7 loss ratio points. Prior year reserves decreased by $5 million in 2011 compared with $8 million in 2010, a difference of 1.7 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 0.5 point to 73.5% in 2011 from 73.0% in 2010.

•
Reinsurance - The loss ratio of 61.5% in 2011 was 7.8 points higher than the loss ratio of 53.7% in 2010. Catastrophe losses were $6 million in 2011 compared with none in 2010, an increase of 6.1 loss ratio points. Prior year reserves decreased by $4 million in 2011 compared with $9 million in 2010, a difference of 4.1 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 2.5 points to 59.5% in 2011 from 62.0% in 2010.

•
International - The loss ratio of 60.0% in 2011 was 0.1 points lower than the loss ratio of 60.1% in 2010. Catastrophe losses were $5 million in 2011 compared with none in 2010, an increase of 3.2 loss ratio points. Prior year reserves were $1 million in 2011 and in 2010, a difference of 1.0 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 2.4 points to 57.2% in 2011 from 59.6% in 2010 due to improved profitability for our businesses in South America and Australia.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2011 and 2010:

(Dollars in thousands)	2011	2010
Underwriting expenses	$362,590	$325,340
Service expenses	18,873	17,487
Net foreign currency gains	(2,700)	(1,916)
Other costs and expenses	27,087	28,306
Total	$405,850	$369,217
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.3% in 2011 compared with 33.6% in 2010 due to increases in internal underwriting costs.
Service expenses, which represent the costs associated with the fee-based businesses, increased 8% to $19 million. The increase was due to an increase in general and administrative expenses.
Net foreign currency gains result from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses, which represent corporate expenses were $27 million in 2011 compared with $28 million in 2010.
Expenses from Wholly-Owned Investees. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $64 million in 2011 compared to $61 million in 2010.
Interest Expense. Interest expense was $28 million in 2011 compared with $27 million in 2010.
Income Taxes. The effective income tax rate was 21% in 2011 as compared to 23% in 2010. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a higher portion of the 2011 pre-tax income and as such had a higher impact on the effective tax rate for 2011 compared with 2010.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the investment portfolio was 3.5 years at September 30, 2011 and 3.6 years at December 31, 2010. The Company’s investment portfolio and investment-related assets as of September 30, 2011 were as follows:

(Dollars in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$1,073,737	8%
State and municipal:
Special revenue	2,114,164	16%
Pre-refunded (1)	1,361,871	10%
State general obligation	965,393	7%
Corporate backed	480,074	4%
Local general obligation	438,318	3%
Total state and municipal	5,359,820	40%
Mortgage-backed securities:
Agency	1,155,843	9%
Residential-Prime	243,817	2%
Residential-Alt A	83,850	1%
Commercial	55,277	—%
Total mortgage-backed securities	1,538,787	12%
Corporate:
Industrial	1,281,946	10%
Financial	810,086	6%
Asset-backed	323,099	2%
Utilities	198,627	1%
Other	106,689	1%
Total corporate	2,720,447	20%
Foreign government and foreign government agencies	537,979	4%
Total fixed maturity securities	11,230,770	84%
Equity securities available for sale:
Common stocks	310,938	2%
Preferred stocks	127,527	1%
Total equity securities available for sale	438,465	3%

Investment funds	610,513	5%
Real estate	346,015	3%
Arbitrage trading account	327,883	2%
Loans receivable	283,560	2%
Investment in arbitrage funds	56,606	—%
Total investments	$13,293,812	100%
 ______________

(1)
Pre-refunded securities are securities for which an escrow account has been established to fund the remaining payments of principal and interest through maturity. Such escrow accounts are funded almost exclusively with U.S. Treasury and U.S. government agency securities.

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
Investment Funds. At September 30, 2011, the carrying value of investment funds was $611 million, including investments in real estate funds of $364 million and investments in energy funds of $111 million.
Real Estate. Real estate investments are comprised of an operating commercial office building in London, a commercial land lease in Washington D.C. and a commercial property under development in London.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $284 million and an aggregate fair value of $266 million at September 30, 2011. Amortized cost of these loans is net of a valuation allowance of $20 million as of September 30, 2011. The seven largest loans have an aggregate amortized cost of $208 million and an aggregate fair value of $188 million as of such date and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through March 2016. The loans are secured by office buildings (89%) and hotels (11%) located primarily in New York City, California, Hawaii and Boston.
Investment in Arbitrage Funds. Investment in arbitrage funds represents investments in limited partnerships that specialize in merger arbitrage and relative value arbitrage. Relative value arbitrage is the business of investing primarily in equity securities with the goal of capitalizing on perceived differences in fundamental values between pairs of companies in similar industries.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. As noted above, the Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.5 years at September 30, 2011 and 3.6 years at December 31, 2010. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
      Cash Flow. Cash flow provided from operating activities was $485 million and $391 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash flow was due primarily to an increase in premium collections and a decrease in income taxes paid, partially offset by a increase in underwriting expenses and paid claims.
The Company’s insurance subsidiaries’ principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company’s cash and investments is available to pay claims and other obligations as they become due. The Company’s investment portfolio is highly liquid, with approximately 84% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2011. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At September 30, 2011, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,745 million and a face amount of $1,762 million. The maturities of the outstanding debt are $6 million in 2011, $2 million in 2012, $200 million in 2013, $25 million in 2014, $200 million in 2015, $2 million in 2016, $450 million in 2019, $300 million in 2020, $76 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
Equity. At September 30, 2011, total common stockholders’ equity was $3.9 billion, common shares outstanding were 137,082,096, and stockholders’ equity per outstanding share was $28.18.
Total Capital. Total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $5.6 billion at September 30, 2011. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 31% at September 30, 2011 and 32% at December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Reference is made to the information under “Investments - Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Item 4.	Controls and Procedures
          Disclosure Controls and Procedures. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2011 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2011	826,000	$31.20	826,000	8,046,438
August 2011	2,735,829	29.43	2,735,829	5,310,609
September 2011	428,106	$28.47	428,106	4,882,503

The Company’s repurchase authorization was increased to 10,000,000 shares by its board of directors on November 3, 2011.

Item 6. Exhibits

Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 7, 2011	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	November 7, 2011	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer