Form 10-K
period 2011-12-31
BERKLEY W R CORP
filed 2012-02-28
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
 Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”

in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,736,987,598.
Number of shares of common stock, $.20 par value, outstanding as of February 16, 2012: 137,880,895
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	21
ITEM	1B.	UNRESOLVED STAFF COMMENTS	30
ITEM	2.	PROPERTIES	30
ITEM	3.	LEGAL PROCEEDINGS	30
ITEM	4.	RESERVED	30

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	31
ITEM	6.	SELECTED FINANCIAL DATA	32
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	55
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	89
ITEM	9A.	CONTROLS AND PROCEDURES	90
ITEM	9B.	OTHER INFORMATION	92

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	93
ITEM	11.	EXECUTIVE COMPENSATION	93
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	93
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	93
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	93

	PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	93
EX-10.12		FORM OF 2011 PERFORMANCE UNIT AWARD AGREEMENT UNDER THE W. R. BERKLEY CORPORATION LONG-TERM INCENTIVE PLAN
EX-10.14		SUPPLEMENTAL BENEFITS AGREEMENT BETWEEN WILLIAM R. BERKLEY AND THE COMPANY AS AMENDED AND RESTATED AS OF DECEMBER 21, 2011
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANNES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained herein including statements related to our outlook for the industry and for our performance for the year 2012 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•	the cyclical nature of the property casualty industry;

•	the impact of significant competition;

•	the long-tail and potentially volatile nature of the insurance and reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

•
investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments;

•	the effects of emerging claim and coverage issues;

•	the uncertain nature of damage theories and loss amounts;

•	natural and man-made catastrophic losses, including as a result of terrorist activities;

•	general economic and market activities, including inflation, interest rates and volatility in the credit and capital markets;

•
the impact of conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition;

•	continued availability of capital and financing;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Act of 2002, as amended;

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	foreign currency and political risks relating to our international operations;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	credit risk relating to our policyholders, independent agents and brokers;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	our ability to attract and retain key personnel and qualified employees;

•	potential difficulties with technology and/or data security;

•	the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2012 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I
ITEM 1. BUSINESS

W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States. It operates in the following segments of the property casualty insurance business:

•Specialty, including excess and surplus lines and admitted specialty lines;
•Regional commercial lines property casualty;

•	Alternative Markets, including excess workers' compensation, monoline workers' compensation, accident and health, and insurance services;

•	Reinsurance, on both a facultative and treaty basis and participating in business written through Lloyd's of London; and

•	International business in selected regions throughout the world.

Each of our five business segments is comprised of individual operating units that serve a market defined by geography, products, services or types of customers. Each of our operating units is positioned close to its customer base and participates in a niche market requiring specialized knowledge about a territory or product. This strategy of decentralized operations allows each of our units to identify and respond quickly and effectively to changing market conditions and local customer needs, while capitalizing on the benefits of centralized capital, investment and reinsurance management, and corporate actuarial, financial, enterprise risk management and legal staff support.

Our business approach is focused on meeting the needs of our customers, maintaining a high quality balance sheet, and allocating capital to our best opportunities. New businesses are started when opportunities are identified and when the right talent and expertise are found to lead a business. Of the Company's 45 operating units, 38 have been organized and developed internally and seven have been added through acquisition.

    Our Specialty insurance and Reinsurance operations are conducted throughout the United States, and, on a limited basis, outside the United States. Regional insurance operations are conducted across the continental United States in five regions: the Midwest, Northeast, South (excluding Florida and Louisiana), Mid Atlantic, and North Pacific regions. Alternative Markets operations are conducted throughout the United States. Our International operations are conducted primarily in the United Kingdom, Continental Europe, South America, Australia, the Asia Pacific region, Scandinavia and Canada.

Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our operating segments for each of the past five years were as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands)
Net premiums written:
Specialty	$1,554,516	$1,311,831	$1,260,451	$1,453,778	$1,704,880
Regional	1,064,507	1,044,347	1,081,100	1,211,096	1,267,451
Alternative Markets	619,097	582,045	589,637	622,185	656,369
Reinsurance	430,329	401,239	423,425	435,108	682,241
International	688,919	511,464	375,482	311,732	265,048
Total	$4,357,368	$3,850,926	$3,730,095	$4,033,899	$4,575,989

	Year Ended December 31,
	2011	2010	2009	2008	2007

Percentage of net premiums written:
Specialty	35.7%	34.1%	33.7%	36.1%	37.3%
Regional	24.4	27.1	29.0	30.0	27.7
Alternative Markets	14.2	15.1	15.8	15.4	14.3
Reinsurance	9.9	10.4	11.4	10.8	14.9
International	15.8	13.3	10.1	7.7	5.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Twenty-six of our twenty-seven insurance company subsidiaries rated by A.M. Best Company, Inc. (“A.M. Best”) have ratings of A+ (Superior) (the second highest rating out of 15 possible ratings), and one is rated A (Excellent) (the third highest rating). A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “The Financial Strength Rating opinion addresses the relative ability of an insurer to meet its ongoing insurance obligations. The ratings are not assigned to specific insurance policies or contracts and do not address any other risk.” A.M. Best reviews its ratings on a periodic basis, and its ratings of the Company's subsidiaries are therefore subject to change.

Twenty-two of our twenty-three insurance company subsidiaries rated by Standard & Poor's (“S&P”) have financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings), and one is rated A (the eighth highest rating).

Our Moody's ratings are A2 for Berkley Insurance Company, Berkley Regional Insurance Company and Admiral Insurance Company (the sixth highest rating out of twenty-one possible ratings).

The following sections describe our reporting segments and their operating units in greater detail. These operating units underwrite on behalf of one or more affiliated insurance companies within the group pursuant to underwriting management agreements. Certain operating units are identified by us herein for descriptive purposes only and are not legal entities. Unless otherwise indicated, all references in this Form 10-K to “W. R. Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries. W. R. Berkley Corporation is a Delaware corporation formed in 1970.
SPECIALTY

Our Specialty lines companies underwrite risks within the excess and surplus lines market and on an admitted basis. The risks are highly complex, often unique exposures that typically fall outside the underwriting guidelines of the standard insurance market or are best served by specialized knowledge of a particular industry. The Specialty lines of business include premises operations, commercial automobile, property, products liability and professional liability lines. The customers in this segment are highly diverse. Business is conducted through the following 20 operating units, each delivering their products through a variety of distribution channels, depending on the customer base and particular risks insured:

Admiral Insurance provides excess and surplus lines coverage for commercial risks that generally consist of hard-to- place, specialized risks that involve moderate to high degrees of hazard. Its lines of business include general liability, professional liability, property, and excess and umbrella coverage. Admiral's expanding professional liability and program operations include special coverages for technology, ambulatory surgery centers, chiropractors and concierge physicians. Its products are distributed exclusively by wholesale brokers.

American Mining Insurance offers workers' compensation insurance as well as general liability, automobile, and excess liability coverages to a broad range of firms within the mining and aggregate industries in the U.S. It also serves as a third-party administrator of workers' compensation mining claims for clients in several states.

Berkley Asset Protection Underwriters provides products designed to protect a broad spectrum of high-value commercial and personal assets, including coverage for fine art risks such as museums, galleries and corporate and private collections; fidelity/crime for commercial and public entity risks; jewelers block for wholesale, retail, manufacturing and mining risks; cash-in-transit carriers and certain inland marine risks. Package coverages include property, general liability, umbrella and workers' compensation.

Berkley Aviation offers a wide range of aviation insurance products, including coverage for airlines, helicopters, miscellaneous general aviation operations, non-owned aircraft, fixed-base operations, control towers, airports and other specialized niche programs. It places its business on an admitted and non-admitted basis nationwide.

Berkley Life Sciences offers a comprehensive spectrum of property casualty products to the life sciences industry on a global basis, including primary and excess liability coverage and commercial insurance. It serves pharmaceutical and biologic/biotech companies, medical device companies, dietary supplement manufacturers, medical and research software developers, contract service organizations, research institutions and organizations, and other related businesses.

Berkley Offshore Underwriting Managers is an underwriter of oil and gas exploration and production risks worldwide. It provides coverage for fixed and floating property, as well as operator's extra expense, for international and national oil companies, independent exploration and production companies, contractors, and construction and installation risks.

Berkley Oil & Gas Specialty Services provides property casualty products and risk services to the U.S. energy sector. Its customer base includes oil patch, including operators, drillers, geophysical contractors, well-servicing contractors, and manufacturers/distributors of oil field products.

Berkley Professional Liability is an underwriting management company specializing in professional liability insurance for large publicly-traded and private entities based in the United States and Canada. Its liability coverages include directors and officers, fiduciary, employment practices, and sponsored insurance agents.

Berkley Select specializes in underwriting professional liability insurance with a particular emphasis on large law firms, accounting firms and medical institution facilities. Its products are distributed nationwide through a limited number of brokers.

Berkley Specialty Underwriting Managers has three underwriting divisions. Its entertainment and sports division underwrites property casualty insurance products, both on an admitted and non-admitted basis, for the entertainment industry and sports-related organizations. The environmental division underwrites specialty insurance products for environmental customers such as contractors, consultants and owners of sites and facilities. Its specialty casualty division underwrites excess and surplus lines general liability coverage with an emphasis on product liability.

Berkley Technology Underwriters, which began operations in 2011, provides a broad range of first and third-party insurance programs for technology exposures and technology industries on both a local and global basis.

Berkley Underwriting Partners is a program management company offering both admitted and non-admitted insurance support on a nationwide basis for commercial casualty and inland marine program administrators with specialized insurance expertise. Its book is built around blocks of homogeneous business, or programs, allowing for efficient processes, effective oversight of existing programs and sound implementation of new programs.

Carolina Casualty Insurance provides commercial insurance products and services to the transportation industry with an emphasis on intermediate and long-haul trucking and various classes of business and public automobile coverage. It operates as an admitted carrier in all 50 states and the District of Columbia.

Clermont Specialty Managers is a provider of package insurance programs for high-end cooperative, condominium, and quality rental apartment buildings and upscale restaurants in the New York, New Jersey and Chicago metropolitan markets.

FinSecure serves the insurance needs of financial institutions, credit unions, mortgage lenders, mortgage servicers and trust managers. It offers a comprehensive range of property, casualty, professional liability, and specialty lines insurance products and loss control services, including financial institution-specific commercial package policies, workers' compensation, umbrella, commercial auto, management liability coverages, and financial institution bonds.

Gemini Transportation Underwriters is a national provider of excess liability insurance for various domestic surface transportation industry businesses. It underwrites liability insurance policies for the railroad industry as well as excess liability policies for the trucking, busing and other industries that use rubber-wheeled vehicles for over-the-road use.

Monitor Liability Managers provides executive and professional liability insurance to small to middle-market risks on a nationwide basis. Its primary professional liability products are directors and officers, employment practices and fiduciary coverages for public and private companies and nonprofit organizations, and errors and omissions policies for accounting and law firms.

Nautilus Insurance insures excess and surplus lines risks for small to medium-sized commercial risks with low to moderate susceptibility to loss. It writes commercial excess and surplus lines business nationwide and admitted lines commercial business in a limited number of states. A substantial portion of Nautilus' business is written through its close, long-standing network of general agents, who are chosen on a highly selective basis.

Vela Insurance Services is an underwriting manager that specializes in commercial casualty insurance on an excess and surplus lines basis. Its primary focus is on general liability insurance for construction, manufacturing and general casualty clients and on miscellaneous professional liability coverage distributed through wholesale insurance brokers in the U.S.

Verus Underwriting Managers, which began operations in 2010, is an underwriting management company offering general liability, professional liability and property coverages for small to mid-sized commercial risks in the excess and surplus lines insurance market through a select group of appointed wholesale brokers and agents.

The following table sets forth the percentage of gross premiums written by each Specialty operating unit:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Berkley Specialty Underwriting Managers	14.8%	12.0%	8.5%	9.6%	9.2%
Admiral Insurance	14.2	16.7	20.4	24.0	28.2
Nautilus Insurance	13.9	15.9	16.8	17.5	18.2
Monitor Liability Managers	8.2	10.1	10.4	8.6	7.4
Berkley Underwriting Partners	6.5	6.8	6.2	6.8	6.3
Berkley Select	5.5	5.6	5.3	2.9	0.8
Carolina Casualty Insurance	4.9	5.0	9.3	14.8	14.9
Berkley Oil & Gas Specialty Services	4.5	0.9	—	—	—
Vela Insurance Services	4.5	4.9	4.4	5.6	7.9
Berkley Offshore Underwriting Managers	4.1	3.7	2.7	—	—
Berkley Aviation	3.6	3.9	3.6	3.3	3.3
Clermont Specialty Managers	3.5	4.1	4.0	3.7	3.4
Berkley Professional Liability	2.2	2.4	2.1	0.1	—
American Mining Insurance	2.1	2.3	2.2	2.1	0.4
Gemini Transportation Underwriters	2.0	1.9	1.2	—	—
Berkley Asset Protection Underwriters	1.8	1.5	1.1	0.3	—
FinSecure	1.6	1.2	0.6	—	—
Berkley Life Sciences	1.3	1.1	1.2	0.7	—
Verus Underwriting Managers	0.8	—	—	—	—
Berkley Technology Underwriters	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our Specialty insurance operations:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Other liability	31.1%	29.1%	29.5%	32.8%	38.0%
Property	20.7	20.4	19.0	15.1	14.4
Professional liability	16.6	18.3	18.1	12.9	9.9
Commercial automobile	8.9	8.2	10.4	16.0	15.8
Products liability	5.6	6.0	7.5	10.2	12.0
Other	17.1	18.0	15.5	13.0	9.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

REGIONAL

Our Regional companies provide insurance products and services that meet the specific needs of each regionally differentiated customer base by developing expertise in the niches that drive local communities. They provide commercial insurance products to customers primarily in 45 states and the District of Columbia. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The Regional business is sold through a network of non-exclusive independent agents who are compensated on a commission basis. Our Regional operating units are organized geographically in order to provide them with the flexibility to adapt quickly to local market conditions and customer needs.

Acadia Insurance is a Northeast regional property casualty insurance company offering a broad portfolio of products exclusively through local independent agents in Connecticut, Maine, Massachusetts, New Hampshire, New York and Vermont. In addition to its general offerings, Acadia has specialized expertise in regional businesses and industries such as construction, lumber and fishing.

Berkley Mid-Atlantic Group provides commercial property casualty coverages to a wide variety of businesses in Delaware, the District of Columbia, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia. Focusing on middle market accounts, it complements its standard writings with specialized products in areas such as transportation, social services, nonprofit organizations and inland as well as ocean marine.

Berkley North Pacific, formerly a branch of Continental Western Group, became a separate operating unit in August 2009. Berkley North Pacific is based in Seattle, Washington, with an office in Boise, Idaho, and operates in five states in the Pacific Northwest region. It offers a full array of commercial property casualty coverages, including specialty programs for transportation, construction, light manufacturing, and agribusiness to businesses in the Pacific Northwest.

Berkley Regional Specialty provides excess and surplus lines coverage on a national basis to small to medium-sized insureds with low to moderate insurance risk. Its product lines include general liability, liquor liability and some property and inland marine coverage. It serves a limited distribution channel consisting of select W. R. Berkley Corporation member company agents.

Berkley Surety provides a broad array of surety products for contract and commercial surety risks, including specialty niches such as environmental and secured credit for small contractors, through an independent agency and broker platform across a nationwide network of 16 field offices.

Continental Western is based in Des Moines, Iowa and provides underwriting and risk management services to customers in 12 states in the Midwest. Its niche offerings are tailored to the local communities in which it operates, including coverages for fire departments, public entities, rural utilities, churches, golf courses, implement dealers and auto service and repair, and specialized programs for agriculture-based businesses.

Regional Excess Underwriters is a full service excess and surplus lines brokerage and general agent offering commercial coverages to agents contracted with W. R. Berkley Corporation member companies and select other agents and brokers throughout the continental United States. Surplus lines risks are placed either within the W. R. Berkley group of insurance companies, or by drawing upon the resources of other non-admitted insurance carriers.

Union Standard Insurance provides commercial property casualty insurance products to a wide range of small to medium-sized commercial entities through independent agents located throughout Alabama, Arizona, Arkansas, Mississippi,

New Mexico, Oklahoma, Tennessee, and Texas. Complementing its standard market offerings, Union Standard also offers specialized products such as farm and ranch, short-haul transportation, and an educational institution program.

The following table sets forth the percentage of gross premiums written by each Regional operating unit:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Acadia Insurance	29.3%	26.4%	25.1%	23.8%	24.3%
Continental Western	23.2	23.9	26.3	27.2	27.0
Union Standard Insurance	18.1	18.5	18.5	17.7	17.0
Berkley Mid-Atlantic	17.7	17.9	16.9	15.6	15.6
Berkley Surety	5.2	5.0	3.6	2.9	2.7
Berkley North Pacific	5.1	4.0	3.0	5.3	6.2
Berkley Regional Specialty	1.2	1.2	1.2	1.2	1.1
Assigned risk plans (1)	—	3.1	5.4	6.3	6.1
Other	0.2	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%
_____________
(1) Assigned risk plans were transferred to the Alternative Markets segment in 2011.

The following table sets forth the percentages of gross premiums written, by line, by our Regional insurance operations:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Commercial multi-peril	37.4%	35.8%	34.7%	34.3%	34.8%
Automobile	24.9	25.3	25.3	25.5	25.8
Workers’ compensation	19.1	18.0	18.1	18.2	17.8
Assigned risk plans (1)	—	3.1	5.4	6.3	6.1
Other	18.6	17.8	16.5	15.7	15.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%
_____________
(1) Assigned risk plans were transferred to the Alternative Markets segment in 2011.

The following table sets forth the percentages of direct premiums written by our Regional insurance operations by state:

	Year Ended December 31,
State	2011	2010	2009	2008	2007
Massachusetts	7.8%	7.2%	6.8%	6.8%	7.1%
Texas	6.9	7.1	7.1	6.7	6.4
Pennsylvania	6.5	6.7	6.3	5.7	5.8
Maine	6.1	5.7	5.3	4.7	4.9
New Hampshire	5.8	5.3	5.0	4.9	5.1
Mississippi	3.9	3.6	3.5	3.2	2.8
North Carolina	3.8	4.2	3.6	3.3	3.4
Connecticut	3.6	2.9	3.1	3.0	2.9
Vermont	3.3	3.4	3.1	3.0	3.3
New York	3.2	3.1	2.8	2.3	2.1
Washington	3.2	2.4	1.8	2.8	3.1
Iowa	3.1	3.6	4.0	4.2	4.2
Virginia	3.1	2.8	2.6	2.4	2.4
Kansas	2.9	3.2	5.3	5.8	6.1
Nebraska	2.8	3.0	3.9	3.8	3.8
Minnesota	2.6	2.8	3.0	3.2	3.2
Maryland	2.4	2.2	2.4	2.1	2.1
Wisconsin	2.3	2.8	2.4	2.5	2.5
Missouri	2.3	2.4	2.6	2.8	3.0
Arkansas	2.1	2.3	2.3	2.3	2.5
Colorado	2.0	2.2	3.2	3.7	3.7
Oklahoma	1.8	1.6	1.7	1.5	1.6
South Dakota	1.7	1.8	2.4	2.3	2.2
Illinois	1.4	2.3	2.5	2.7	1.7
Tennessee	1.4	1.5	1.4	1.5	1.6
Alabama	1.3	1.2	1.2	1.1	1.0
New Mexico	1.3	1.3	1.2	1.2	1.2
South Carolina	1.2	1.3	1.3	1.3	1.2
North Dakota	1.2	1.1	1.0	0.9	0.7
Arizona	1.1	1.1	0.9	0.7	0.6
Oregon	0.9	0.8	0.6	1.2	1.3
Idaho	0.8	0.8	0.7	1.1	1.2
Indiana	0.7	1.1	0.9	0.9	1.1
Other	5.5	5.2	4.1	4.4	4.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

ALTERNATIVE MARKETS

Often, alternative methods of risk management result in our customers choosing to retain more risk than they might otherwise retain in the traditional insurance market. Our Alternative Markets operating units offer insurance products, analytical tools and risk management services such as loss control and claims management that enable clients to select their risk tolerance and manage it appropriately. These units specialize in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms for clients such as commercial and governmental entity employers, employer groups, insurers, and other groups or entities seeking alternative ways to manage their exposure to risks. In addition to providing insurance products, the Alternative Markets segment also provides a wide variety of fee-based services, including claims, administrative and consulting services.

Berkley Accident and Health underwrites accident and health insurance and reinsurance products in four primary areas: medical stop loss, managed care, special risk and group captive. It has a diversified product and service portfolio serving a range of clients from small employers, health care organizations, and membership groups to Fortune 500 companies.

Berkley Medical Excess Underwriters insures healthcare organizations such as hospitals and clinics that retain a portion of their risk exposure through a self-funded mechanism and seek to maximize the effectiveness and efficiency of their excess risk financing program.

Berkley Net Underwriters focuses on niche insurance products for small and medium-sized commercial risks, using a web-based system to allow producers to quote, bind and service workers' compensation insurance products on behalf of W. R. Berkley Corporation member companies.

Berkley Risk Administrators provides insurance program management services to a variety of organizations, including self-insureds, captives, governmental entities, risk retention groups, and insurance companies. It is also a nationwide third-party claims administrator and is the nation's third largest servicing carrier for workers' compensation assigned risk plans, serving plans in 20 states.

Key Risk Insurance is a provider of workers' compensation insurance products and services for employers in the public and private sectors throughout the Eastern United States. It focuses on middle-market accounts in specialty niches and on larger self-insured entities, with a special emphasis on expert claims and managed-care services. Additionally, Key Risk's affiliate, Key Risk Management Services, Inc., provides third party administration of self-insured workers' compensation programs.

Midwest Employers Casualty provides excess workers' compensation insurance products to individual employers, groups and workers' compensation insurance companies across the United States. Its workers' compensation excess of loss products include self-insured excess of loss coverages, large deductible policies and reinsurance. Through its relationship with Berkley Net Underwriters, Midwest Employers Casualty also offers multi-state coverage for group self-insureds. It has developed sophisticated, proprietary analytical tools and risk management services that help their insureds lower their total cost of risk.

Preferred Employers Insurance focuses exclusively on workers' compensation products and services for businesses in California. It serves over 12,000 customers covering a broad spectrum of industries throughout the state.

Riverport Insurance Services provides property casualty insurance coverages to human services organizations, including nonprofit and for-profit organizations, public entities, and self-insured companies, associations and purchasing groups. Its product offerings include traditional primary coverages, as well as alternative market solutions for clients who wish to retain a larger share of their own risk.

The following table sets forth the percentages of gross premiums written by each Alternative Markets operating unit:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Midwest Employers Casualty	20.3%	30.7%	38.3%	42.1%	45.1%
Berkley Accident and Health	15.2	10.6	6.1	4.6	2.6
Key Risk Insurance	14.3	16.1	17.7	18.8	17.6
Berkley Net Underwriters	11.3	10.4	10.6	6.7	3.1
Preferred Employers Insurance	8.5	8.9	8.2	8.3	11.3
Riverport Insurance Services	7.6	8.2	10.2	9.3	7.7
Berkley Medical Excess Underwriters	4.6	5.6	5.2	4.4	4.6
Assigned risk plans (1)	18.2	9.5	3.7	5.8	8.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%
__________
(1) Assigned risk premiums are written on behalf of assigned risk plans managed by the Company. Assigned risk premiums are 100% reinsured by the respective state-sponsored assigned risk pools.

The following table sets forth percentages of gross premium written, by line, by our Alternative Markets operations:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Primary Workers' Compensation	34.8%	36.9%	38.5%	35.6%	33.9%
Excess Workers' Compensation	18.9	29.1	36.5	40.4	43.3
Accident & Health	15.2	10.6	6.1	4.6	2.6
Other liability	5.7	4.8	5.3	4.7	3.7
Other	7.2	9.1	9.9	8.9	8.5
Assigned risk plans	18.2	9.5	3.7	5.8	8.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

REINSURANCE

We provide other insurance companies and self-insureds with assistance in managing their net risk through reinsurance on either a portfolio basis, through treaty reinsurance, or on an individual basis, through facultative reinsurance.

Berkley Re America is a specialty reinsurance underwriter with an emphasis on providing solutions for insurance companies, or units within insurance companies, that have a successful business model built upon specialization in the products they underwrite. Its lines of business include general and products liability, environmental liability, professional liability, medical malpractice, automobile, umbrella and excess liability, workers' compensation, and property.

Berkley Risk Solutions specializes in casualty insurance and reinsurance transactions that provide solutions to clients' risk-based funding, capital and other strategic business goals. It considers a wide variety of submissions for self-insured, insurance and reinsurance platforms. Through other W. R. Berkley Corporation member companies, Berkley Risk Solutions also offers clients the option of purchasing ancillary services, such as claims handling.

B F Re Underwriters is a direct casualty facultative reinsurance underwriting manager serving clients through a nationwide network of regional offices. Its facultative reinsurance products include automatic, semi-automatic and individual risk assumed reinsurance. B F Re Underwriters also provides its customers value-added services across its lines, including underwriting, claims and actuarial consultation.

Facultative ReSources is a broker market casualty, professional liability and property facultative underwriting manager based in Stamford, Connecticut with branch offices in Chicago, Atlanta and Los Angeles. It provides expertise across many lines of facultative business, and has recently broadened its expertise in a number of specialized areas, including professional liability and property hazards in emerging technologies.

Lloyd's Reinsurance represents the Company's minority participation in a Lloyd's syndicate that writes a broad range of mainly short-tail classes of business.

The following table sets forth the percentages of gross premiums written by each Reinsurance operating unit:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Berkley Re America	66.2%	65.4%	58.9%	52.2%	39.6%
Lloyd’s Reinsurance	13.9	15.9	18.8	14.7	22.6
Facultative ReSources	10.5	14.2	19.4	22.1	21.2
B F Re Underwriters	9.5	9.6	9.4	12.2	11.2
Berkley Risk Solutions(1)	(0.1)	(5.1)	(6.5)	(1.2)	4.6
Hong Kong(2)	—	—	—	—	0.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%
___________

(1)	Berkley Risk Solutions reported return premiums on experience rated contracts in 2008 through 2011.

(2)	Hong Kong has been included in Berkley Re Australia’s reported results in the International segment since 2008.

The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our Reinsurance operations:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Casualty	69.3%	67.8%	70.2%	82.8%	76.2%
Property	30.7	32.2	29.8	17.2	23.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

INTERNATIONAL

Through our International operating units, we write business in almost 40 countries worldwide, with branches or offices in 15 locations outside the United States, including the United Kingdom, Continental Europe, South America, Australia, the Asia Pacific region, Scandinavia and Canada. In each of our operating territories, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.

Berkley Canada underwrites specialty, casualty and surety lines of business on behalf of the Canadian branch of Berkley Insurance Company. It specializes in commercial casualty and professional liability, and offers a broad portfolio of risk products that include commercial general liability, umbrella, professional liability, directors' and officers', commercial property and surety, in addition to niche products for specific industries such as technology and life sciences.

Berkley International Latinoamérica is a leading provider of property, casualty, automobile, surety, group life and health and workers' compensation products and services in its operating territories of Argentina, Brazil and Uruguay. Its largest operation, Berkley International Seguros, offers a wide range of property casualty products in Argentina, where it is a leading provider of surety, engineering, cargo and personal accident coverages. Berkley International ART, Berkley International Latinoamérica's workers' compensation carrier in Argentina, is focused on small to medium-sized risks in its operating territories. Berkley International Seguros do Brasil provides surety products to small and medium-sized risks throughout Brazil, and Berkley International Seguros (Uruguay) is a provider of customized property casualty insurance products and services to small and medium-sized businesses in Uruguay.

Berkley Re Asia Pacific, which comprises the Australian, Hong Kong and Singapore branches of Berkley Insurance Company, provides property and casualty reinsurance to the Asia Pacific marketplace. With offices in Brisbane, Sydney, Hong Kong and Singapore, each branch focuses on excess of loss reinsurance, targeting both property and casualty treaty and facultative contracts, through multiple distribution channels.

Berkley Re UK was formed in 2011 to write international property casualty treaty accounts. Its territorial scope will initially includes reinsured clients domiciled in the United Kingdom, Europe, Africa, the Middle East and the Caribbean.

W. R. Berkley Insurance (Europe) is based in the United Kingdom with offices in Spain, Australia, Ireland, Norway and Germany. Its product offering includes professional indemnity, directors' and officers' liability, medical malpractice, general liability, personal accident and travel, engineering and construction. More recently, it has added expertise in marine, cargo, and commercial property and casualty packages.

W. R. Berkley Syndicate 1967 at Lloyd's focuses on lines of business more global in nature where access to the Lloyd's distribution platform allows us to further expand our international reach. It works actively with select W. R. Berkley Corporation member companies to access business for which the Lloyd's platform is best suited. Syndicate 1967's book of business includes accident and commercial property and a specialized book of marine business.

The following table sets forth the percentages of gross premiums written by our International operating units:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Berkley International Latinoamérica	31.4%	36.9%	41.0%	51.8%	46.8%
W. R. Berkley Insurance (Europe)	29.1	30.4	33.2	40.1	52.6
Berkley Re Asia Pacific	17.7	15.6	17.8	8.1	—
W. R. Berkley Syndicate 1967	17.6	13.8	5.9	—	—
Berkley Canada	4.0	3.3	2.1	—	—
Berkley Re UK	0.2	—	—	—	—
Philippines (1)	—	—	—	—	0.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)	The Philippines operation was sold in March 2007.

Results by Industry Segment

Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands)
Specialty
Revenue	$1,620,741	$1,471,566	$1,483,266	$1,810,813	$2,006,027
Income before income taxes	$292,759	$296,645	$220,906	$375,429	$516,931
Regional
Revenue	$1,145,491	$1,152,447	$1,177,126	$1,317,796	$1,347,800
Income before income taxes	$32,382	$117,353	$106,078	$108,719	$215,228
Alternative Markets
Revenue	$819,949	$810,673	$768,683	$831,622	$874,899
Income before income taxes	$146,030	$178,607	$162,875	$201,879	$248,080
Reinsurance
Revenue	$517,879	$522,435	$487,016	$635,763	$893,855
Income before income taxes	$83,251	$129,922	$86,358	$117,946	$178,302
International
Revenue	$656,460	$485,534	$351,947	$322,016	$284,558
Income before income taxes	$40,084	$21,174	$22,719	$52,943	$44,457
Other(1)
Revenue	$395,464	$281,414	$163,140	$(209,202)	$181,258
Loss before income taxes	$(76,223)	$(140,396)	$(216,706)	$(530,594)	$(110,606)
Total
Revenue	$5,155,984	$4,724,069	$4,431,178	$4,708,808	$5,588,397
Income before income taxes	$518,283	$603,305	$382,230	$326,322	$1,092,392
_______________________________________

(1)
Represents corporate revenues, corporate expenses, net investment gains and losses, and revenues and expenses from investments in wholly-owned, non-insurance subsidiaries that are consolidated for financial reporting purposes.

The table below represents summary underwriting ratios on a GAAP basis for our segments. Loss ratio is losses and loss expenses incurred expressed as a percentage of premiums earned. Expense ratio is underwriting expenses expressed as a percentage of premiums earned. Underwriting expenses do not include expenses related to insurance services or unallocated corporate expenses. Combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Specialty
Loss ratio	59.4%	58.3%	61.9%	60.1%	57.3%
Expense ratio	32.5%	32.7%	31.1%	28.4%	26.7%
Combined ratio	91.9%	91.0%	93.0%	88.5%	84.0%
Regional
Loss ratio	68.0%	60.7%	61.4%	65.4%	59.1%
Expense ratio	35.9%	35.9%	34.2%	32.3%	31.4%
Combined ratio	103.9%	96.6%	95.6%	97.7%	90.5%
Alternative Markets
Loss ratio	72.3%	67.6%	63.4%	62.7%	59.2%
Expense ratio	26.7%	25.6%	25.8%	24.2%	23.1%
Combined ratio	99.0%	93.2%	89.2%	86.9%	82.3%
Reinsurance
Loss ratio	61.6%	52.5%	57.9%	64.7%	65.3%
Expense ratio	40.4%	41.0%	39.1%	34.7%	31.3%
Combined ratio	102.0%	93.5%	97.0%	99.4%	96.6%
International
Loss ratio	60.5%	61.8%	59.9%	61.7%	62.6%
Expense ratio	40.0%	40.4%	40.2%	38.9%	32.4%
Combined ratio	100.5%	102.2%	100.1%	100.6%	95.0%
Total
Loss ratio	63.9%	60.2%	61.4%	62.7%	59.6%
Expense ratio	34.4%	34.3%	32.8%	30.4%	28.5%
Combined ratio	98.3%	94.5%	94.2%	93.1%	88.1%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Average investments, at cost(1)	$13,631,552	$13,356,380	$12,918,039	$12,939,843	$12,620,662
Net investment income(1)	$526,351	$530,525	$379,008	$533,480	$672,660
Percent earned on average investments(1)	3.9%	4.0%	3.0%	4.2%	5.4%
Net investment gains (losses)(2)	$125,481	$56,581	$(38,408)	$(356,931)	$49,696
Change in unrealized investment gains (losses)(3)	$147,998	$176,588	$557,444	$(302,211)	$(94,957)
_______________________________________

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)	Represents realized gains and losses on investments not classified as trading account securities.

(3)	Represents the change in unrealized investment gains (losses) for available for sale securities.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Barclays U.S. Aggregate Bond Index	4.0%	4.2%	4.9%	5.4%	5.5%
S&P 500® Index	2.1%	2.3%	3.0%	1.5%	2.0%

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
1 year or less	6.6%	6.7%	5.3%	3.2%	7.4%
Over 1 year through 5 years	28.3	27.3	27.2	22.9	19.4
Over 5 years through 10 years	25.3	25.9	27.2	29.9	30.2
Over 10 years	25.5	27.1	26.0	26.6	25.1
Mortgage-backed securities	14.3	13.0	14.3	17.4	17.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2011, the fixed maturity portfolio had an average duration of 3.6 years.

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
In general, when a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment based upon known information about the claim at that time. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis to provide for losses incurred but not reported (“IBNR”) to the insurer, potential inadequacy of case reserves and the estimated expenses of settling claims, including legal and other fees and general expenses of administrating the claims adjustment process. Reserves are established based upon the then current legal interpretation of coverage provided.
In examining reserve adequacy, several factors are considered in estimating the ultimate economic value of losses. These factors include, among others, historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. The actuarial process relies on the basic assumption that past experience, adjusted judgmentally for the effects of current developments and anticipated trends, is an appropriate basis for predicting future outcomes. Reserve amounts are necessarily based on management’s informed estimates and judgments using currently available data. As additional experience and other data become available and are reviewed, these estimates and judgments may be revised. This may result in reserve increases or decreases that would be reflected in our results in periods in which such estimates and assumptions are changed.
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
Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties, which are beyond the Company’s control. These variables are affected by external and internal events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage, legislative changes and claim handling and reserving practices, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Although the loss reserves included in the Company’s financial statements represent management’s best estimates, setting reserves is inherently uncertain and the Company cannot provide assurance that its current reserves will prove adequate in light of subsequent events.
We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These discount rates range from 2.3% to 6.5% with a weighted average discount rate of 4.3%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $892 million, $898 million and $877 million at December 31, 2011, 2010 and 2009, respectively.
To date, known asbestos and environmental claims at our insurance company subsidiaries have not had a material impact on our operations. These claims have not materially impacted us because these subsidiaries generally did not insure the larger industrial companies which were subject to significant asbestos or environmental exposures prior to 1986 when an absolute pollution exclusion was incorporated into standard policy language.
Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $34 million and $36 million at December 31, 2011 and 2010, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $59 million and $51 million at December 31, 2011 and 2010, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims increased (decreased) by approximately $1 million, $2 million and $(0.6) million in 2011, 2010 and 2009, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $3 million in each of 2011, 2010 and 2009. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years (amounts in thousands):

	2011	2010	2009
Net reserves at beginning of year	$7,999,521	$8,147,782	$8,122,586
Net provision for losses and loss expenses:
Claims occurring during the current year(1)	2,791,860	2,509,933	2,518,849
Decrease in estimates for claims occurring in prior years(2)(3)	(181,282)	(253,248)	(234,008)
Loss reserve discount amortization	47,787	53,182	51,866
Total	2,658,365	2,309,867	2,336,707
Net payments for claims:
Current year	765,440	641,570	582,605
Prior years	1,721,558	1,811,507	1,751,026
Total	2,486,998	2,453,077	2,333,631
Foreign currency translation	1,224	(5,051)	22,120
Net reserves at end of year	8,172,112	7,999,521	8,147,782
Ceded reserves at end of year	1,165,022	1,017,028	923,889
Gross reserves at end of year	$9,337,134	$9,016,549	$9,071,671
____________________________________

(1)	Claims occurring during the current year are net of discounts of $43,286,000, $67,763,000 and $80,455,000 in 2011, 2010 and 2009, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of discounts. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $182,937,000 in 2011, $246,941,000 in 2010, and $232,040,000 in 2009.

(3)
For certain retrospectively rated insurance polices and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable reserve development, net of additional and return premiums, was $182 million, $234 million and $190 million in 2011, 2010 and 2009, respectively.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the decrease in estimates for claims occurring in prior years.

A reconciliation between the reserves as of December 31, 2011 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows (amounts in thousands):

Net reserves reported in U.S. regulatory filings on a SAP basis	$7,949,635
Reserves for non-U.S. companies	519,576
Loss reserve discounting(1)	(297,007)
Ceded reserves	1,165,022
Other	(92)
Gross reserves reported in the consolidated GAAP financial statements	$9,337,134

(1) For statutory purposes, the Company discounts its workers’ compensation reinsurance reserves at 2.3% as permitted by the Department of Insurance of the State of Delaware. In its GAAP financial statements, the Company discounts excess workers’ compensation reserves at the risk-free rate and assumed workers’ compensation reserves at the statutory rate.

The following table presents the development of net reserves for 2001 through 2011. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.
The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 2001 is reserved for $2,000 as of December 31, 2001. Assuming this claim estimate was changed in 2011 to $2,300, and was settled for $2,300 in 2011, the $300 deficiency would appear as a deficiency in each year from 2001 through 2011.

Year Ended December 31,	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(Amounts in millions)
Net reserves, discounted	$2,033	$2,323	$3,505	4,723	$5,867	$6,948	$7,823	$8,123	$8,148	$8,000	$8,172
Reserve discount	243	293	393	503	575	700	788	846	877	898	892
Net reserves, undiscounted	$2,276	$2,616	$3,898	$5,226	$6,442	$7,648	$8,611	$8,969	$9,025	$8,898	$9,064
Net reserves re-estimated as of:
One year later	$2,450	$2,889	$4,220	$5,440	$6,499	$7,560	$8,431	$8,737	$8,778	$8,715
Two years later	2,671	3,242	4,552	5,588	6,578	7,494	8,239	8,560	8,596
Three years later	2,932	3,611	4,720	5,763	6,592	7,363	8,192	8,420
Four years later	3,233	3,769	4,949	5,816	6,556	7,370	8,137
Five years later	3,339	3,982	5,041	5,834	6,636	7,376
Six years later	3,534	4,069	5,082	5,929	6,677
Seven years later	3,599	4,112	5,176	5,983
Eight years later	3,624	4,187	5,222
Nine years later	3,674	4,224
Ten years later	3,703

Cumulative redundancy (deficiency), undiscounted	$(1,427)	$(1,608)	$(1,324)	$(757)	$(235)	$272	$474	$549	$429	$183	$—

Cumulative amount of net liability paid through:
One year later	$794	$599	$930	$1,174	$1,341	$1,437	$1,663	$1,751	$1,812	$1,722
Two years later	1,191	1,216	1,750	2,106	2,363	2,636	2,935	3,106	3,052
Three years later	1,594	1,792	2,389	2,836	3,219	3,558	3,956	4,039
Four years later	1,971	2,223	2,901	3,384	3,856	4,279	4,616
Five years later	2,245	2,552	3,274	3,813	4,327	4,733
Six years later	2,467	2,814	3,582	4,131	4,649
Seven years later	2,642	3,035	3,804	4,355
Eight years later	2,808	3,189	3,966
Nine years later	2,922	3,308
Ten years later	3,011

The following table presents the development of gross reserves for 2001 through 2011.

Year Ended December 31,	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(Amounts in millions)
Net reserves, discounted	$2,033	$2,323	$3,505	$4,723	$5,867	$6,947	$7,823	$8,123	$8,148	$8,000	$8,172
Ceded reserves	731	845	687	727	845	837	855	877	924	1,017	1,165
Gross reserves, discounted	2,764	3,168	4,192	5,450	6,712	7,784	8,678	9,000	9,072	9,017	9,337
Reserve discount	324	384	462	573	654	761	867	944	944	968	953
Gross reserves, undiscounted	$3,088	$3,552	$4,654	$6,023	$7,366	$8,545	$9,545	$9,944	$10,016	$9,985	$10,290

Gross reserves re-estimated as of:
One year later	$3,153	$3,957	$5,030	$6,241	$7,406	$8,509	$9,396	$9,696	$9,810	$9,879
Two years later	3,461	4,353	5,380	6,382	7,529	8,454	9,178	9,566	9,662
Three years later	3,777	4,744	5,546	6,600	7,561	8,300	9,163	9,445
Four years later	4,103	4,885	5,807	6,670	7,508	8,335	9,081
Five years later	4,192	5,132	5,915	6,680	7,617	8,316
Six years later	4,428	5,226	5,956	6,804	7,635
Seven years later	4,500	5,275	6,083	6,839
Eight years later	4,538	5,383	6,107
Nine years later	4,617	5,392
Ten Years later	4,614
Gross cumulative redundancy (deficiency)	$(1,526)	$(1,840)	$(1,453)	$(816)	$(269)	$229	$464	$499	$354	$106	—
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

Regulation

U.S. Regulation

Our U.S. insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they do business.

Overview. Our domestic insurance subsidiaries are subject to statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. This regulation relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of certain policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums, loss expenses and losses; and requirements regarding numerous other matters. Our property casualty subsidiaries, other than excess and surplus and reinsurance subsidiaries, must generally file all rates with the insurance department of each state in which they operate. Our excess and surplus and reinsurance subsidiaries generally operate free of rate and form regulation.

Holding Company Statutes. In addition to regulatory supervision of our insurance subsidiaries, we are subject to state statutes governing insurance holding company systems. Typically, such statutes require that we periodically file information with the appropriate state insurance commissioner, including information concerning our capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of our outstanding voting securities would be required to obtain prior regulatory approval of the purchase. Under Alabama law, which is applicable to us due to our ownership of American Mining Insurance Company, Inc., an Alabama domiciled insurance company, the acquisition of more than 5% of our capital stock is subject to prior regulatory approval.

The National Association of Insurance Commissioners (“NAIC”) has recently adopted amendments to the model holding company law, expanding upon the regulation of holding company systems. When and if adopted by the various states, these laws and regulations may have additional impact upon the Company's operations.

Risk Based Capital Requirements. The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above the authorized RBC control level as of December 31, 2011.

Insurance Regulatory Information System. The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios.

Guaranty Funds. Our U.S. insurance subsidiaries are also subject to assessment by state guaranty funds when an insurer in a particular jurisdiction has been judicially declared insolvent and insufficient funds are available from the liquidated company to pay policyholders and claimants. The protection afforded under a state's guaranty fund to policyholders of the insolvent insurer varies from state to state. Generally, all licensed property casualty insurers are considered to be members of the fund, and assessments are based upon their pro rata share of direct written premiums. The NAIC Model Post-Assessment Guaranty Fund Act, which many states have adopted, limits assessments to an insurer to 2% of its subject premium and permits recoupment of assessments through rate setting. Likewise, several states (or underwriting organizations of which our insurance subsidiaries are required to be members) have limited assessment authority with regard to deficits in certain lines of business.

Additionally, state insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans and fair access to insurance requirement or “FAIR” plans. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amount of our direct writings for the type of coverage written by the specific arrangement in the applicable state.

Excess and Surplus Lines. The regulation of our U.S. subsidiaries' excess and surplus lines insurance business differs significantly from the regulation of our admitted business. Our surplus lines subsidiaries are subject to the surplus lines regulation and reporting requirements of the jurisdictions in which they are eligible to write surplus lines insurance. Although the surplus lines business is generally less regulated than admitted business, strict regulations apply to surplus lines placements in the laws of every state and the regulation of surplus lines insurance may undergo changes in the future. Federal or state measures may be introduced to increase the oversight of surplus lines insurance in the future.

Dividends. We receive funds from our insurance company subsidiaries in the form of dividends and management fees for certain management services. Annual dividends in excess of maximum amounts prescribed by state statutes may not be paid without the approval of the insurance commissioner of the state in which an insurance subsidiary is domiciled. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Trade Practices. State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing marketing and sales practices, policyholder services, claims management and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

 Investment Regulation.    Investments by our domestic insurance companies must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications.

The Terrorism Risk Insurance Act. The Terrorism Risk Insurance Act of 2002, as amended (collectively, “TRIA”), established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is effective through December 31, 2014. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. The most recent amendment to TRIA broadened the definition of certified acts to include domestic terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will pay 85% of an insurer's covered losses in excess of the insurer's applicable deductible. The insurer's deductible is based on 20% percent of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2011 earned premiums, our deductible under TRIA during 2012 will be approximately $542 million. The federal program will not pay losses for certified acts unless such losses exceed $100 million. TRIA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.

Federal Regulation. Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives could have an impact on our business in a variety of ways. In July 2010, President Obama signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which effects sweeping changes to financial services regulation in the United States. The Dodd-Frank Act created two new federal government bodies, the Federal Insurance Office (the “FIO”) and the Financial Stability Oversight Council (the “FSOC”), which may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States financial stability in the event of the insurer's material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. Based upon our current business model and balance sheet, we do not believe that we will be designated by the FSOC as such an institution. Although the potential impacts of the Dodd-Frank Act on the U. S. insurance industry is not clear, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

In addition, as a result of its direct majority ownership interest in Peyton Street Independent Financial Services Corporation, a thrift holding company (“Peyton Street”), and indirect majority ownership stake in InsurBanc, a federal savings bank (“InsurBanc”), W. R. Berkley Corporation is a “grandfathered savings and loan holding company” and, under the Dodd-Frank Act, is subject to the oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a grandfathered savings and loan holding company, W. R. Berkley Corporation may be subject to certain requirements and restrictions, including those related to its shareholders, management reporting, capital adequacy, dividends and distributions, transactions with affiliates and compensation plans. As Peyton Street's and InsurBanc's operations are currently immaterial to W. R. Berkley's business and results of operations, we are currently pursuing various alternatives in order to terminate W. R. Berkley Corporation's status as a grandfathered savings and loan holding company.

International Regulation
Our insurance subsidiaries based in the United Kingdom are regulated by the Financial Services Authority (the “FSA”). The FSA oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Our Lloyd's syndicate is also regulated by the FSA and Lloyd's. Through Lloyd's, we are licensed to write business throughout the world by virtue of Lloyd's international licenses. In each such country, we are subject to the laws and insurance regulation of that country. Additionally, FSA regulations also impact us as “controller” (an FSA defined term) of our U.K.-regulated subsidiaries. Through the FSA's Approved Persons regime, certain employees and directors are subject to regulation by the FSA of their fitness and certain employees are individually registered at Lloyd's.
The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that would apply to our businesses across the European Union beginning as soon as the first quarter of 2013. Solvency II provides for the supervision of group solvency. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. While it is not certain how or if these actions will impact us, we do not currently expect the capital management strategies for our U.S. and international companies will be materially impacted.
Our international underwriting subsidiaries are also subject to varying degrees of regulation in certain countries in Continental Europe, South America, Australia, Southeast Asia and Canada. Generally, our subsidiaries must satisfy local regulatory requirements. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

Competition

The property casualty insurance and reinsurance businesses are highly competitive, with many insurance companies of various sizes, as well as other entities offering risk alternatives such as self-insured retentions or captive programs, transacting business in the United States and internationally. We compete directly with a large number of these companies. Competition in our industry is largely measured by the ability to provide insurance and services at a price and on terms that are reasonable and acceptable to the customer. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Our subsidiaries establish their own pricing practices based upon a Company-wide philosophy to price products with the intent of making an underwriting profit. As a result of increased competition, since 2004 we have generally been experiencing both downward pressure on pricing for many of our insurance lines as well as demands by insureds and cedants for better terms and conditions. However, in 2011 rates and terms in the United States and international markets were generally stable and/or showed modest improvements, although certain products continue to experience strong competition.

Competition for Specialty and Alternative Markets business comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Over the last few years, many of our Specialty companies have reduced their writing substantially as standard carriers had increasingly competed for excess and surplus business, although this trend moderated in 2011.

Competition for the reinsurance business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, and Partner Re. Additionally, in recent years our reinsurance writings have reduced substantially as many ceding companies elected to retain more business and the business available has been more competitive.

Our Regional subsidiaries compete with mutual and other regional stock companies as well as national carriers. Additionally, direct writers of property casualty insurance compete with our regional subsidiaries by writing insurance through their salaried employees, generally at a lower acquisition cost than through independent agents such as those used by the Company.

Our International operations compete with native insurance operations both large and small, which in some cases are related to government entities, as well as with branches or local subsidiaries of multinational companies.

Additionally, competition from insurers and reinsurers based in Bermuda and other tax advantaged jurisdictions continues to increase, including from domestic based subsidiaries of foreign based entities in the excess and surplus lines businesses.

Employees

As of February 16, 2012, we employed 6,642 individuals. Of this number, our subsidiaries employed 6,537 persons and the remaining 105 persons were employed at the parent company.

Other Information about the Company's Business

We maintain an interest in the acquisition and startup of complementary businesses and continue to evaluate possible acquisitions and new ventures on an ongoing basis. In addition, our insurance subsidiaries develop new coverages or lines of business to meet the needs of insureds.

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

The Company's internet address is www.wrberkley.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are accessible free of charge through this website as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

     Our businesses face significant risks. If any of the events or circumstances described as risks below actually occurs, our businesses, results of operations or financial condition could be materially and adversely affected. In addition to those described below, our businesses may also be adversely affected by risks and uncertainties not currently known to us or that we currently consider immaterial.

Risks Relating to Our Industry

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance and reinsurance industry.

The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is often directly related to available capacity or the perceived profitability of the business. In recent years, we have faced increased competition in our business, as a result of new entrants and existing insurers seeking to gain market share, resulting in decreased premium rates and less favorable contract terms and conditions. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact rate adequacy and recently the Federal Reserve has indicated its intention to keep interest rates at historic lows through late 2014. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.

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

Over the past several years, we have faced increased competition in our business, particularly in our Reinsurance and Specialty segments, as increased supply has led to reduced prices and, at times, less favorable terms and conditions. Our Specialty segment has also encountered competition from admitted companies seeking to increase market share. Although policy rates and terms for these lines of business generally stabilized or showed modest improvements in 2011, we expect to continue to face strong competition in these and our other lines of business and as a result could experience renewed pressure on pricing and policy terms and conditions.

This intense competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and retain existing business or write new products at adequate rates or on terms and conditions acceptable to us. If we are unable to retain existing business or write new business at adequate rates or on terms and conditions acceptable to us, our results of operations could be materially and adversely affected.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves.

Our gross reserves for losses and loss expenses were approximately $9.3 billion as of December 31, 2011. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.

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

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

• judicial expansion of policy coverage and the impact of new theories of liability;

•	plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claims-handling and other practices;

• medical developments that link health issues to particular causes, resulting in liability claims;

• claims relating to unanticipated consequences of current or new technologies, including cyber security related risks;
and

• claims relating to potentially changing climate conditions.

        In some instances, these emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known until many years after the policies are issued.

        In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse impact on our business.

        The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict and could harm our business and materially and adversely affect our results of operations.

As a property casualty insurer, we face losses from natural and man-made catastrophes.

Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, weather-related losses were $153 million in 2011, $81 million in 2010, $63 million in 2009, $114 million in 2008, and $34 million in 2007.

Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, tsunamis, hailstorms, explosions, severe winter weather and fires, as well as terrorist activities. The incidence and severity of catastrophes are inherently unpredictable but have increased in recent years. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and other disasters may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations or the impact of climate change may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.

Conditions in the financial markets and the global economy have had and may continue to have a negative impact on our results of operations and financial condition, particularly if such conditions continue.

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

To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as amended (“TRIA”), for up to 85% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2011 earned premiums, our deductible under TRIA during 2012 is approximately $542 million. TRIA is in effect through December 31, 2014 unless extended or replaced by a similar program. The coverage provided under TRIA does not apply to reinsurance that we write.

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

We are subject to extensive governmental regulation and supervision in both the United States and foreign jurisdictions. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This system of regulation, generally administered in the United States by a department of insurance in each state in which we do business, relates to, among other things:

•standards of solvency, including risk-based capital measurements;

•restrictions on the nature, quality and concentration of investments;

•requirements pertaining to certain methods of accounting;

•rate and form regulation pertaining to certain of our insurance businesses; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

State insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our International business is also generally subject to a similar regulatory scheme in each of the jurisdictions where we conduct operations.

Federal financial services modernization legislation and legislative and regulatory initiatives taken or which may be taken in response to the current conditions in the financial markets and the recent economic downturn may lead to additional federal regulation of the insurance industry in the coming years.

In July 2010, President Obama signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also established a Federal Insurance Office (“FIO”) and authorized the federal preemption of certain state insurance laws. FSOC and the FIO are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The potential impact of the Dodd-Frank Act on the U.S. insurance business is not clear. Our business could be affected by changes, whether as a result of the Dodd-Frank Act or otherwise, to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

 As a result of its direct majority ownership interest in Peyton Street Independent Financial Services Corporation, a thrift holding company, and indirect majority ownership stake in InsurBanc, a federal savings bank, W. R. Berkley Corporation is a “grandfathered savings and loan holding company” and, under the Dodd-Frank Act, is subject to the oversight of the Federal Reserve. As a grandfathered savings and loan holding company, W. R. Berkley Corporation may be subject to certain requirements and restrictions, including those related to its shareholders, management reporting, capital adequacy, dividends and distributions, transactions with affiliates and compensation plans.

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

With respect to international measures, Solvency II, the EU directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers which was adopted by the European Parliament in April 2009, may affect our insurance businesses. Implementation of Solvency II by EU member states, which is anticipated at the beginning of 2013, may require us to utilize a significant amount of resources to ensure compliance. In addition, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements may be adversely affected if the EU Commission finds that the insurance regimes of our third-country domiciled companies are not “equivalent” to the requirements of Solvency II.

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. Also, changes in the level of regulation of the insurance industry, whether federal, state or foreign, or changes in laws or regulations themselves or interpretations by regulatory authorities, may further restrict the conduct of our business.

Risks Relating to Our Business

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.

We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2011, the amount due from our reinsurers was approximately $1,216 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.

We are subject to credit risk relating to our policyholders, independent agents and brokers.

In addition to exposure to credit risk related to our reinsurance recoverables and investment portfolio, we are exposed to credit risk in several other areas of our business, including credit risk relating to policyholders, independent agents and brokers. For example our policyholders, independent agents or brokers may not pay a part of or the full amount of premiums owed to us or our brokers or other third party claim administrators may not deliver amounts owed on claims under our insurance and reinsurance contracts for which we have provided funds.

As credit risk is generally a function of the economy, we face a greater credit risk in an economic downturn. While we attempt to manage credit risks through underwriting guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. For example, to reduce such credit risk, we require certain third parties to post collateral for some or all of their obligations to us. In cases where we receive pledged securities and the applicable counterparty is unable to honor its obligations, we may be exposed to credit risk on the securities pledged and/or the risk that our access to that collateral may be stayed as a result of bankruptcy. In cases where we receive letters of credit from banks as collateral and one of our counterparties is unable to honor its obligations, we are exposed to the credit risk of the banks that issued the letters of credit.

We are rated by A.M. Best, Standard & Poor's, and Moody's, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Certain of our insurance company subsidiaries are rated by A.M. Best, Standard & Poor's and Moody's Investors. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain our current or any future ratings.

If our ratings are reduced from their current levels by A.M. Best, Standard & Poor's or Moody's, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain amounts of risk underwritten by our insurance company subsidiaries, especially catastrophe risks and those risks with relatively high policy limits. We also purchase reinsurance on risks underwritten by others which we reinsure. Market conditions beyond our control determine the availability and cost of the reinsurance protection we seek to purchase, which may affect the level of our business and profitability. Our reinsurance contracts are generally subject to annual renewal, and we may be unable to maintain our current reinsurance contracts or to obtain other reinsurance contracts in adequate amounts and at favorable rates. In addition, we may be unable to obtain reinsurance on terms acceptable to us relating to certain lines of business that we intend to begin writing. If we are unable to renew our expiring contracts or to obtain new reinsurance contracts, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks.

Depending on conditions in the financial markets and the general economy, we may be unable to raise debt or equity capital if needed.

If conditions in the financial markets and the general economy are unfavorable, we may be unable to access debt or equity capital on acceptable terms if needed, which could have a negative impact on our ability to invest in our insurance company subsidiaries and/or to take advantage of opportunities to expand our business, such as possible acquisitions and the creation of new ventures, and inhibit our ability to refinance our existing indebtedness if we desire to do so, on terms acceptable to us.

Our international operations expose us to investment, political and economic risks, including foreign currency and credit risk.

Our expanding international operations in the United Kingdom, Continental Europe, South America, Australia, the Asia-Pacific region, Scandinavia and Canada expose us to increased investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition.

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

As part of our present strategy, we continue to evaluate possible acquisition transactions and the start-up of complementary businesses on an ongoing basis, and at any given time we may be engaged in discussions with respect to possible acquisitions and new ventures. We cannot assure you that we will be able to identify suitable acquisition targets or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or start-up ventures will be successful. The process of integrating any companies we do acquire or investing in new ventures may have a material adverse effect on our results of operations and financial condition.

We may be unable to attract and retain key personnel and qualified employees.

We depend on our ability to attract and retain key personnel, including our Chairman and CEO, President and COO, senior executive officers, presidents of our operating units, experienced underwriters and other skilled employees who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate, and be unable to expand our operations into new markets.

If we experience difficulties with our information technology, telecommunications or other computer systems, our ability to conduct our business could be negatively impacted.

Our business is highly dependent upon our employees' ability to perform necessary business functions in an efficient and uninterrupted fashion. A shut-down of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other computer systems could significantly impair our employees' ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or the infection of our systems by a malicious computer virus, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. If our business continuity plans do not sufficiently address such a business interruption, system failure or service denial, our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions could be significantly impaired and our business could be harmed.

Failure to maintain the security of our networks and confidential data may expose us to liability.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches. In addition, we routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security. While we attempt to develop secure data transmission capabilities with these third-party vendors and others with whom we do business, we may be unable to put in place such secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the sensitive information being transferred. Our failure to protect sensitive personal and our proprietary information, whether owing to breaches of our own systems or those of our vendors, could result in significant monetary and reputational damages. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business could be materially and adversely affected.

We could be adversely affected if our controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.

Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards, including those related to privacy, anti-corruption, anti-bribery and global finance and insurance matters. Our continued expansion into new international markets has brought about additional requirements. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system's objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to our reputation.

Risks Relating to Our Investments

A significant amount of our assets is invested in fixed maturity securities and is subject to market fluctuations.

Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2011, our investment in fixed maturity securities was approximately $11 billion, or 84% of our total investment portfolio. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (9%); state and municipal securities (48%); corporate securities (21%); mortgage-backed securities (14%) and foreign government and corporate bonds (8%).

The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair value of fixed maturity securities generally decreases as interest rates rise. Conversely, if interest rates decline, investment income earned from future investments in fixed maturity securities will be lower. Some fixed maturity securities, such as mortgage-backed and other asset-backed securities, also carry prepayment risk as a result of interest rate fluctuations. Additionally, given the historically low interest rate environment, we may not be able to successfully reinvest the proceeds from maturing securities at yields commensurate with our target performance goals.

The value of investments in fixed maturity securities is subject to impairment as a result of deterioration in the credit worthiness of the issuer, default by the issuer (including states and municipalities) in the performance of its obligations in respect of the securities and/or increases in market interest rates. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. Although the historical rates of default on state and municipal securities have been relatively low, our state and municipal fixed maturity securities could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. The economic downturn has resulted in many states and municipalities operating under deficits or projected deficits, the severity and duration of which could have an adverse impact on both the valuation of our state and municipal fixed maturity securities and the issuer's ability to perform its obligations thereunder. Additionally, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities.

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

We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity and real estate related assets and have recently increased our investments in these asset classes as a result of the current historically low interest rate environment. At December 31, 2011, our investment in these assets was approximately $2 billion, or 16%, of our investment portfolio. We reported provisions for other than temporary impairments in the value of these assets of approximately $400,000 in 2011, $9 million in 2010 and $63 million in 2009, and losses from investment funds of $6 million in 2010, and $164 million in 2009.

Merger and arbitrage trading securities were $397 million, or 3%, of our investment portfolio at December 31, 2011. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.

Investments in real estate investment funds and limited partnerships and loans receivable were $921 million, or 6%, of our investment portfolio at December 31, 2011. The values of our real estate related investments are subject to fluctuations based on changes in the economy and interest rates in general and real estate valuations in particular. These investments have been subject to significant volatility as a result of the current conditions in the financial markets. In addition, our investments in real estate related assets are less liquid than our other investments.

Risks Relating to Purchasing Our Securities

We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.

As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as regulatory restrictions. During 2012, the maximum amount of dividends that can be paid without regulatory approval is approximately $417 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.

Laws and regulations of the jurisdictions in which we conduct business could delay, deter or prevent an attempt to acquire control of us that stockholders might consider to be desirable, and may restrict a stockholder's ability to purchase our common stock.

Generally, United States insurance holding company laws require that, before a person can acquire control of an insurance company, prior written approval must be obtained from the insurance regulatory authorities in the state in which that insurance company is domiciled. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote, or holds proxies representing, 10% or more of the voting securities of that insurer (5% for Alabama domiciled insurers, such as us due to our ownership of American Mining). Indirect ownership includes ownership of the shares of our common stock. Thus, the insurance regulatory authorities of the states in which our insurance operating units are domiciled are likely to apply these restrictions on acquisition of control to any proposed acquisition of our common stock. Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates, on the one hand, and the target insurer and its affiliates, on the other hand, have specified market shares in the same lines of insurance in that state. Additionally, many foreign jurisdictions where we conduct business impose similar restrictions and requirements.

While these provisions may not require acquisition approval, they can lead to the imposition of conditions on an acquisition that could delay or prevent its consummation. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Certain provisions in our organizational documents may have the effect of hindering, delaying or preventing third party takeovers and thus may prevent our stockholders from receiving premium prices for their shares in an unsolicited takeover or make it more difficult for third parties to replace our current management.

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

•
the requirement that 80% of our stockholders must approve mergers and other transactions between us and the holder of 5% or more of our shares, unless the transaction was approved by our board of directors prior to such holder's acquisition of 5% of our shares; and

•	the need for advance notice in order to raise business or make nominations at stockholders' meetings.

These provisions may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2011, the Company had aggregate office space of 3,663,698 square feet, of which 1,121,546 were owned and 2,542,152 were leased.

Rental expense for the Company's operations was approximately $33,003,000, $29,936,000 and $28,067,000 for 2011, 2010 and 2009, respectively. Future minimum lease payments are $34,635,000 in 2012, $31,177,000 in 2013 and $222,469,000 thereafter.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range
	High	Low	Dividends Declared Per Share
2011:
Fourth Quarter	$36.05	$28.07	$0.08
Third Quarter	33.26	27.26	0.08
Second Quarter	33.24	31.00	0.08
First Quarter	32.41	26.52	0.07
2010:
Fourth Quarter	$28.83	$26.19	$0.07
Third Quarter	27.66	25.63	0.07
Second Quarter	28.13	25.69	0.07
First Quarter	26.75	23.89	0.06

The closing price of the common stock on February 16, 2012 as reported on the New York Stock Exchange was $36.51 per share. The approximate number of record holders of the common stock on February 16, 2012 was 445.
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2011 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs(1)
October 2011	100,000	$28.20	100,000	4,782,503
November 2011	—	—	—	10,000,000
December 2011 (2)	195,469	$34.26	—	10,000,000
_______________________________________

(1)	The Company’s repurchase authorization was increased to 10,000,000 shares on November 3, 2011.

(2)	Represents shares withheld in connection with exercises of employee stock options.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share data)
Net premiums written	$4,357,368	$3,850,926	$3,730,095	$4,033,899	$4,575,989
Net premiums earned	4,160,867	3,835,582	3,805,849	4,289,580	4,663,701
Net investment income	526,351	530,525	379,008	533,480	672,660
Insurance service fees	92,843	85,405	93,245	102,856	97,689
Net investment gains (losses)	125,481	56,581	(38,408)	(356,931)	49,696
Revenues from wholly-owned investees	248,678	214,454	189,347	137,280	102,846
Total revenues	5,155,984	4,724,069	4,431,178	4,708,808	5,588,397
Interest expense	112,512	106,969	87,989	84,623	88,996
Income before income taxes	518,283	603,305	382,230	326,322	1,092,392
Income tax expense	(123,550)	(153,739)	(73,150)	(44,919)	(323,070)
Noncontrolling interests	70	(279)	(23)	(262)	(3,083)
Net income to common stockholders	394,803	449,287	309,057	281,141	766,239
Data per common share:
Net income per basic share	2.83	3.02	1.93	1.68	4.05
Net income per diluted share	2.71	2.90	1.86	1.62	3.90
Common stockholders’ equity	29.15	26.26	22.97	18.87	19.92
Cash dividends declared	0.31	0.27	0.24	0.23	0.20
Weighted average shares outstanding:
Basic	139,688	148,752	160,357	166,956	188,981
Diluted	145,672	155,081	166,574	173,454	196,698
Investments	$13,439,518	$12,995,393	$13,050,238	$11,143,281	$11,956,717
Total assets	18,487,731	17,528,547	17,328,596	16,121,158	16,820,005
Reserves for losses and loss expenses	9,337,134	9,016,549	9,071,671	8,999,596	8,678,034
Junior subordinated debentures	242,997	242,784	249,793	249,584	249,375
Senior notes and other debt	1,500,503	1,500,419	1,345,481	1,021,869	1,121,793
Common stockholders’ equity	4,008,426	3,702,876	3,596,067	3,046,319	3,592,368

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in five business segments: Specialty, Regional, Alternative Markets, Reinsurance and International. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment and reinsurance management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
An important part of our strategy is to form new operating units to capitalize on various business opportunities, with 21 of our 45 units formed since 2006. These newer units are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Norway, Australia, the Asia-Pacific region and South America. As a result, our international operations have become an increasingly important part of our business.
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
Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. Increased competition and the impact of the economic downturn also put pressure on policy terms and conditions. While prices began to increase in 2011, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. Recently, there have been increased signs of a hardening market, and, with its investments in new businesses, the Company believes it is well-positioned to take advantage of new opportunities. Price changes are reflected in the Company’s results over time as premiums are earned.
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
In general, when a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment based upon known information about the claim at that time. The estimate represents an informed judgment based on general reserving practices and reflects the experience and knowledge of the claims personnel regarding the nature and value of the specific type of claim. Reserves are also established on an aggregate basis to provide for losses incurred but not reported (“IBNR”) to the insurer, potential inadequacy of case reserves and the estimated expenses of settling claims, including legal and other fees and general expenses of administrating the claims adjustment process. Reserves are established based upon the then current legal interpretation of coverage provided.
In examining reserve adequacy, several factors are considered in estimating the ultimate economic value of losses. These factors include, among other things, historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. The actuarial process relies on the basic assumption that past experience, adjusted judgmentally for the effects of current developments and anticipated trends, is an appropriate basis for predicting future outcomes. Reserve amounts are based on management’s informed estimates and judgments using currently available data. As additional experience and other data become available and are reviewed, these estimates and judgments may be revised. This may result in reserve increases or decreases that would be reflected in our results in periods in which such estimates and assumptions are changed.
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
Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties which are beyond the Company’s control. These variables are affected by external and internal events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage, legislative changes and claim handling and reserving practices, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Because setting reserves is inherently uncertain, the Company cannot provide assurance that its current reserves will prove adequate in light of subsequent events.
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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2011 (dollars in thousands):

	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$56,116	$168,908	$309,896
5%	168,908	286,166	432,738
10%	309,896	432,738	586,291
Our net reserves for losses and loss expenses of approximately $8.2 billion as of December 31, 2011 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.4 billion, or 19%, of the Company’s net loss reserves as of December 31, 2011 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31,

2011 and December 31, 2010:

(Dollars in thousands)	December 31,
	2011	2010
Specialty	$2,905,759	$2,883,823
Regional	1,283,764	1,285,004
Alternative markets	1,986,111	1,867,470
Reinsurance	1,439,136	1,507,353
International	557,342	455,871
Net reserves for losses and loss expenses	8,172,112	7,999,521
Ceded reserves for losses and loss expenses	1,165,022	1,017,028
Gross reserves for losses and loss expenses	$9,337,134	$9,016,549
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2011 and December 31, 2010:

(Dollars in thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2011
General liability	$890,238	$1,974,361	$2,864,599
Workers’ compensation	1,353,328	992,775	2,346,103
Commercial automobile	275,198	195,323	470,521
International	277,857	279,485	557,342
Other	200,969	293,442	494,411
Total primary	2,997,590	3,735,386	6,732,976
Reinsurance	584,909	854,227	1,439,136
Total	$3,582,499	$4,589,613	$8,172,112
December 31, 2010
General liability	$873,553	$2,038,814	$2,912,367
Workers’ compensation	1,188,117	1,022,331	2,210,448
Commercial automobile	325,686	173,247	498,933
International	195,981	259,890	455,871
Other	158,794	255,755	414,549
Total primary	2,742,131	3,750,037	6,492,168
Reinsurance	639,997	867,356	1,507,353
Total	$3,382,128	$4,617,393	$7,999,521
Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $892 million and $898 million as of December 31, 2011 and December 31, 2010, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Year Ended
	December 31,
(Dollars in thousands)	2011	2010
Favorable reserve development:
Specialty	$101,397	$99,447
Regional	40,208	83,732
Alternative markets	3,115	22,158
Reinsurance	24,543	46,816
International	12,019	1,095
Total favorable reserve development	181,282	253,248
Premium offsets(1):
Specialty	622	(134)
Alternative markets	75	1,485
Reinsurance	—	(20,558)
Net development	$181,979	$234,041
         _____________
(1) Represents portion of reserve development offset by additional or return premiums on retrospectively rated insurance policies and reinsurance agreements.
For the year ended December 31, 2011, estimates for claims occurring in prior years decreased by $182 million. The favorable reserve development in 2011 was primarily attributable to accident years 2007 through 2009. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
Specialty - The majority of the favorable reserve development for the specialty segment during 2011 and 2010 was associated with excess and surplus (“E&S”) casualty business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than those that are charged in the “standard” market. Beginning in 2002, the E&S business began to experience improved claim frequency (i.e., a lower number of reported claims per unit of exposure). One reason for the lower number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was not expected at the time loss reserves were initially established. In addition, loss severity trends for E&S casualty business have been lower than we had initially expected for the 2005 to 2009 period. We began to recognize these trends in 2007 and have continued to reduce our estimates of ultimate claim costs since then as the magnitude of the frequency trends has become more evident. The favorable reserve development in 2011 was primarily attributable to accident years 2007 through 2009.
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
Alternative Markets - The favorable reserve development for the alternative markets segment during 2011 was related to a decrease in prior year reserves for primary workers’ compensation business and, to a lesser extent, for medical excess business, partially offset by an increase in prior year reserves for excess workers’ compensation business. The majority of favorable reserve development for primary workers’ compensation was related to California business, where the impact of legislative reforms continues to be reflected in improved loss trends. The increase in loss reserves for excess workers’ compensation business was related primarily to increased medical and pharmaceutical costs associated with certain long-term disability claims.
Reinsurance - The favorable development for the reinsurance segment during 2011 was related to umbrella and professional liability treaty business, facultative business and to business written through Lloyd’s of London. The favorable development for the segment was spread across underwriting years 2005 through 2010 and resulted from lower than expected reported losses.

International - The favorable reserve development for the international segment during 2011 was primarily related to property business written in 2010 by our Lloyd's syndicate and Asia-Pacific reinsurance business.

Loss Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.3%. As of December 31, 2011, the aggregate blended discount rates ranged from 2.3% to 6.5%, with a weighted average discount rate of 4.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $892 million and $898 million as of December 31, 2011 and December 31, 2010, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $64 million and $58 million at December 31, 2011 and December 31, 2010, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of all fixed maturity securities in an unrealized loss position as of December 31, 2011:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	182	$1,200,572	$42,469
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	—	—	—
Twelve months and longer	12	82,628	32,080
Total	194	$1,283,200	$74,549
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2011 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	15	$106,923	$6,115
Corporate	13	48,106	3,461
State and municipal	5	42,197	4,553
Foreign	1	586	12
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	15,945	7,158
Total	35	$213,757	$21,299
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
Preferred Stocks – At December 31, 2011, there were six preferred stocks in an unrealized loss position, with an aggregate fair value of $69 million and a gross unrealized loss of $15 million. Four of the six securities are investment-grade. None of these securities are delinquent or in default. Management believes the unrealized losses are due primarily to market and sector related factors and does not consider these to be OTTI. Two of those preferred stocks with an aggregate fair value of $9 million and a gross unrealized loss of $5 million are rated non-investment grade. One of these two securities representing most of the gross unrealized loss has recently reflected improved fundamentals. The Company does not consider this security to be OTTI.
Common Stocks – At December 31, 2011, the Company owned four common stocks in an unrealized loss position with an aggregate fair value of $47 million and an aggregate unrealized loss of $3 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $20 million at December 31, 2011 and 2010.
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
Because many fixed maturity securities do not trade on a daily basis, the Company utilizes pricing models and processes which may include benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Market inputs used to evaluate securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Quoted prices are often unavailable for recently issued securities that are infrequently traded or securities that are only traded in private transactions. For publicly traded securities for which quoted prices are unavailable, the Company determines fair value based on independent broker quotations and other observable market data. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial data, projections and business developments of the issuer and other relevant information.
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2011:

Dollars in thousands	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,599,158	94.7%
Syndicate manager	111,438	1.0%
Directly by the Company based on:
Observable data	418,504	3.7%
Cash flow model	67,828	0.6%
Total	$11,196,928	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2011, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2011 and 2010

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2011 and 2010. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2011	2010
Specialty
Gross premiums written	$1,818,344	$1,525,856
Net premiums written	1,554,516	1,311,831
Premiums earned	1,442,748	1,288,373
Loss ratio	59.4%	58.3%
Expense ratio	32.5%	32.7%
GAAP combined ratio	91.9%	91.0%
Regional
Gross premiums written	$1,149,362	$1,160,136
Net premiums written	1,064,507	1,044,347
Premiums earned	1,065,975	1,066,922
Loss ratio	68.0%	60.7%
Expense ratio	35.9%	35.9%
GAAP combined ratio	103.9%	96.6%
Alternative Markets
Gross premiums written	$827,156	$702,717
Net premiums written	619,097	582,045
Premiums earned	612,558	608,191
Loss ratio	72.3%	67.6%
Expense ratio	26.7%	25.6%
GAAP combined ratio	99.0%	93.2%
Reinsurance
Gross premiums written	$453,170	$425,297
Net premiums written	430,329	401,239
Premiums earned	426,008	419,356
Loss ratio	61.6%	52.5%
Expense ratio	40.4%	41.0%
GAAP combined ratio	102.0%	93.5%
International
Gross premiums written	$829,281	$602,071
Net premiums written	688,919	511,464
Premiums earned	613,578	452,740
Loss ratio	60.5%	61.8%
Expense ratio	40.0%	40.4%
GAAP combined ratio	100.5%	102.2%
Consolidated
Gross premiums written	$5,077,313	$4,416,077
Net premiums written	4,357,368	3,850,926
Premiums earned	4,160,867	3,835,582
Loss ratio	63.9%	60.2%
Expense ratio	34.4%	34.3%
GAAP combined ratio	98.3%	94.5%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2011 and 2010 (amounts in thousands, except per share data):

	2011	2010
Net income to common stockholders	$394,803	$449,287
Weighted average diluted shares	145,672	155,081
Net income per diluted share	$2.71	$2.90
The Company reported net income of $395 million in 2011 compared to $449 million in 2010. The decrease in net income was primarily due to a decline in underwriting income partially offset by an increase in net investment gains. The decline in underwriting income was attributable to an increase in catastrophe losses of $72 million and a decrease in favorable prior year reserve development of $52 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2011 and 2010.
Premiums. Gross premiums written were $5,077 million in 2011, an increase of 15% from $4,416 million in 2010. The increase in gross premiums written was primarily due to growth in our specialty and international business segments as a result of expansion into new geographic and product markets. Approximately 80% of policies expiring in 2011 were renewed, compared with a 77% renewal retention rate for policies expiring in 2010. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2011 increased by approximately 2.3%. Audit premiums were $53 million in 2011 compared with $18 million in 2010.
Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. While prices increased in 2011, overall loss costs are also generally increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2011 compared with 2010 by line of business within each business segment follows:

•
Specialty premiums increased 19% to $1,818 million in 2011 from $1,526 million in 2010 primarily due to increased business in the energy and environmental markets. Gross premiums increased $121 million (27%) for other liability,$65 million (21%) for property lines, $38 million (30%) for commercial automobile, $22 million (11%) for professional liability, $10 million (11%) for products liability and $36 million (13%) for other lines.

•
Regional gross premiums decreased 1% to $1,149 million in 2011 from $1,160 million in 2010. Gross premiums increased $14 million (3%) for commercial multiple peril, $11 million (5%) for workers’ compensation and $7 million (4%) for other lines. Gross premiums decreased $7 million (2%) for commercial automobile. Gross premiums written decreased $36 million as a result of the transfer of fully reinsured assigned risk plan premiums to the alternative markets segment in 2011.

•
Alternative Markets gross premiums increased 18% to $827 million in 2011 from $703 million in 2010. Excluding assigned risk plans, which are fully reinsured, gross premiums increased 6% to $676 million in 2011 from $636 million in 2010. Gross premiums increased $51 million (68%) for accident and health products, $29 million (11%) for primary workers’ compensation and $13 million (38%) for other liability and decreased $4 million (7%) for other lines. Gross premiums decreased $48 million (24%) for excess workers’ compensation. Fully reinsured assigned risk premiums increased $84 million (including the $36 million transferred from the regional segment) to $151 million in 2011.

•
Reinsurance gross premiums increased 7% to $453 million in 2011 from $425 million in 2010. Gross premiums increased 9% to $314 million for casualty business and 1% to $139 million for property business.

•
International gross premiums increased 38% to $829 million in 2011 from $602 million in 2010. The increase was primarily due to an increase in business written by our Lloyd’s operation, our companies in Australia, and new insurance branches in Germany and Norway. Gross premiums increased $93 million (64%) for property lines, $53 million (56%) for assumed reinsurance, $27 million (58%) for liability lines, $19 million (18%) for professional liability, $16 million (27%) for workers’ compensation and $6 million (8%) for automobile. In addition, one percentage point of the 38% increase in gross premiums written resulted from changes in foreign exchange rates.

Net premiums written were $4,357 million in 2011, an increase of 13% from $3,851 million in 2010. Ceded reinsurance premiums as a percentage of gross written premiums increased to 14% in 2011 from 13% in 2010. The increase in the percentage of business ceded was due to the increase in premiums written by new companies, which cede a higher portion of their gross premiums, and to growth in premiums written by assigned risk plans, which cede 100% of their gross premiums.

Premiums earned increased 9% to $4,161 million in 2011 from $3,836 million in 2010. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term. Premiums earned in 2011 are related to business written during both 2011 and 2010.

Net Investment Income. Following is a summary of net investment income for 2011 and 2010:

	Amount		Average Annualized Yield
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities, including cash and cash equivalents and loans receivable	$483,905	$501,750	4.0%	4.1%
Arbitrage trading account	16,576	27,155	4.9	7.0
Investment funds	9,452	(6,481)	1.6	(1.3)
Equity securities available for sale	12,416	11,661	3.5	3.5
Real estate	7,471	—	4.3	—
Gross investment income	529,820	534,085	3.9%	4.0%
Investment expenses	(3,469)	(3,560)
Total	$526,351	$530,525	3.9%	4.0%
Net investment income decreased 1% to $526 million in 2011 from $531 million in 2010. The decrease in investment income was due to a decrease in income from arbitrage trading activities, partially offset by income from investment funds (which are reported on a one quarter lag). Average invested assets, at cost (including cash and cash equivalents) were $13.6 billion in 2011 and $13.4 billion in 2010.
Insurance Service Fees. The Company is a servicing carrier of worker's compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $93 million in 2011, up from $85 million in 2010, primarily as a result of an increase in fees from assigned risk plans.
Net Investment Gains. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $126 million in 2011 compared with $66 million in 2010.
Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. Other-than-temporary impairments were $0.4 million in 2011 compared with $9.2 million in 2010.
Revenues from Wholly-Owned Investees. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $249 million in 2011 from $214 million in 2010, primarily as a result of higher aircraft sales.
Losses and Loss Expenses. Losses and loss expenses increased to $2,658 million in 2011 from $2,310 million in 2010. The consolidated loss ratio of 63.9% in 2011 was 3.7 points higher than the loss ratio of 60.2% in 2010. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $153 million in 2011 compared with $81 million in 2010, an increase of 1.6 loss ratio points. Catastrophe losses in 2011 included losses from severe wind and hail storms in the United States, an earthquake in Japan and floods in Thailand. Favorable prior year reserve development was $182 million in 2011 compared with $234 million in 2010, a difference of 1.7 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 0.4 points to 64.6% in 2011 from 64.2% in 2010. A summary of loss ratios in 2011 compared with 2010 by business segment follows:

•
Specialty - The loss ratio of 59.4% in 2011 was 1.1 points higher than the loss ratio of 58.3% in 2010. Catastrophe losses were $17 million, or 1.2 loss ratio points, in 2011 compared with none in 2010. Favorable prior year reserve development was $102 million in 2011 compared with $99 million in 2010, a difference of 0.6 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 0.7 points to 65.3% in 2011 from 66.0% in 2010.

•	Regional - The loss ratio of 68.0% in 2011 was 7.3 points higher than the loss ratio of 60.7% in 2010. Catastrophe losses were $85 million in 2011 compared with $73 million in 2010, an increase of 1.1 loss ratio points. Favorable prior year reserve development was $40 million in 2011 compared with $84 million in 2010, a difference of 4.1 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 2.1 points to 63.8% in 2011 from 61.7% in 2010 due to earned pricing and loss cost trends.

•
Alternative Markets - The loss ratio of 72.3% in 2011 was 4.7 points higher than the loss ratio of 67.6% in 2010. Catastrophe losses were $2 million in 2011 compared with none in 2010, an increase of 0.3 loss ratio points. Favorable prior year reserve development was $3 million in 2011 compared with $24 million in 2010, a difference of 3.4 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 1.0 points to 72.5% in 2011 from 71.5% in 2010.

•
Reinsurance - The loss ratio of 61.6% in 2011 was 9.1 points higher than the loss ratio of 52.5% in 2010. Catastrophe losses were $24 million in 2011 compared $4 million in 2010, an increase of 4.7 loss ratio points. Favorable prior year reserve development was $25 million in 2011 compared with $26 million in 2010, a difference of 0.5 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 3.9 points to 61.7% in 2011 from 57.8% in 2010 due to higher non-catastrophe property losses.

•
International - The loss ratio of 60.5% in 2011 was 1.3 points lower than the loss ratio of 61.8% in 2010. Catastrophe losses were $25 million in 2011 compared with $4 million in 2010, an increase of 3.2 loss ratio points. Favorable prior year reserve development was $12 million in 2011 and $1 million in 2010, a difference of 1.7 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 2.8 points to 58.4% in 2011 from 61.2% in 2010 due to improved profitability for our businesses in South America and Australia.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2011 and 2010:

(Dollars in thousands)	2011	2010
Underwriting expenses	$1,432,932	$1,314,483
Service expenses	75,231	72,372
Net foreign currency (gains) losses	(1,884)	2,126
Other costs and expenses	115,050	107,381
Total	$1,621,329	$1,496,362
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.4% in 2011 compared with 34.3% in 2010 due to increases in internal underwriting costs, largely offset by an increase in earned premiums.
Service expenses, which represent the costs associated with the fee-based businesses, increased 4% to $75 million. The increase was due to an increase in general and administrative expenses.
Net foreign currency gains and losses result from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses, which represent general and administrative expenses that are not allocated to business segments, increased to $115 million in 2011 from $107 million in 2010 due to an increase in general and administrative expenses.
Expenses from Wholly-Owned Investees. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $245 million in 2011 compared to $208 million in 2010 due to higher cost of aircraft sold as a result of higher sales volume.
Interest Expense. Interest expense was $113 million in 2011 compared with $107 million in 2010 due to the issuance of $300 million of 5.375% senior notes in September 2010, partially offset by repayment of $150 million 5.125% senior notes in September 2010.
Income Taxes. The effective income tax rate was 24% in 2011 as compared to 25% in 2010. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income and utilization of foreign tax credits, including a reduction of the valuation allowance. Tax exempt investment income comprised a higher portion of the 2011 pre-tax income and as such had a higher impact on the effective tax rate for 2011 compared with 2010.

Results of Operations for the Years Ended December 31, 2010 and 2009
Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2010 and 2009. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2010	2009
Specialty
Gross premiums written	$1,525,856	$1,464,205
Net premiums written	1,311,831	1,260,451
Premiums earned	1,288,373	1,354,355
Loss ratio	58.3%	61.9%
Expense ratio	32.7%	31.1%
GAAP combined ratio	91.0%	93.0%
Regional
Gross premiums written	$1,160,136	$1,229,786
Net premiums written	1,044,347	1,081,100
Premiums earned	1,066,922	1,116,871
Loss ratio	60.7%	61.4%
Expense ratio	35.9%	34.2%
GAAP combined ratio	96.6%	95.6%
Alternative Markets
Gross premiums written	$702,717	$664,749
Net premiums written	582,045	589,637
Premiums earned	608,191	597,932
Loss ratio	67.6%	63.4%
Expense ratio	25.6%	25.8%
GAAP combined ratio	93.2%	89.2%
Reinsurance
Gross premiums written	$425,297	$455,968
Net premiums written	401,239	423,425
Premiums earned	419,356	411,511
Loss ratio	52.5%	57.9%
Expense ratio	41.0%	39.1%
GAAP combined ratio	93.5%	97.0%
International
Gross premiums written	$602,071	$438,731
Net premiums written	511,464	375,482
Premiums earned	452,740	325,180
Loss ratio	61.8%	59.9%
Expense ratio	40.4%	40.2%
GAAP combined ratio	102.2%	100.1%
Consolidated
Gross premiums written	$4,416,077	$4,253,439
Net premiums written	3,850,926	3,730,095
Premiums earned	3,835,582	3,805,849
Loss ratio	60.2%	61.4%
Expense ratio	34.3%	32.8%
GAAP combined ratio	94.5%	94.2%

Net Income to Common Stockholders. The following table presents the Company's net income to common stockholders and net income per diluted share for the years ended December 31, 2010 and 2009 (amounts in thousands, except per share data):

	2010	2009
Net income to common stockholders	$449,287	$309,057
Weighted average diluted shares	155,081	166,574
Net income per diluted share	$2.90	$1.86
The Company reported net income of $449 million in 2010 compared to $309 million in 2009. The increase in net income was primarily due to lower losses from investment funds ($6 million in 2010 compared with $164 million in 2009) and lower other-than-temporary investment impairments ($9 million in 2010 compared with $152 million in 2009). The number of weighted average diluted shares decreased as a result of the Company's repurchases of its common stock in 2010 and 2009.

Premiums. Gross premiums written were $4,416 million in 2010, an increase of 4% from $4,253 million in 2009. The increase in gross premiums written was primarily due to growth in international business as a result of expansion into new markets. In 2010 and 2009, approximately 77% of policies expiring were renewed. The average price of policies renewed in 2010 declined 0.3% from the same period in 2009.

Beginning in 2005, the property casualty insurance became more competitive and insurance rates decreased across most business lines. Although price levels were generally stable in 2009 and 2010, current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. Disparities between the Company's price levels and the pricing available in the market resulted in significant declines in gross premiums written for other liability, commercial automobile, excess workers' compensation and reinsurance during 2009 and 2010. These declines have been more than offset by increased premiums from new business units and expansion into new markets. A summary of gross premiums written in 2010 compared with 2009 by line of business within each business segment follows:

•
Specialty gross premiums increased 4% to $1,526 million in 2010 from $1,464 million in 2009. Gross premiums increased 12% for property lines, 6% for professional liability and 2% for other liability. Gross premiums decreased 18% for commercial automobile and 17% for products liability.

•
Regional gross premiums decreased 6% to $1,160 million in 2010 from $1,230 million in 2009. Gross premiums decreased 6% for workers' compensation, 6% for commercial automobile and 3% for commercial multiple peril. Gross premiums include assigned risk premiums, which are fully reinsured, of $36 million in 2010 and $66 million in 2009. The decrease in assigned risk premiums was due to the transfer of certain assigned risk premiums from the regional segment to the alternative markets segment in 2010.

•
Alternative Markets gross premiums increased 6% to $703 million in 2010 from $665 million in 2009. Gross premiums decreased 16% for excess workers' compensation and increased 1% for primary workers' compensation. Gross premiums include fully reinsured assigned risk premiums of $67 million in 2010 and $24 million in 2009. The increase is primarily due to the transfer from the regional segment described above.

•
Reinsurance gross premiums decreased 7% to $425 million in 2010 from $456 million in 2009. Gross premiums decreased 10% to $288 million for casualty business and increased 1% to $137 million for property business.

•
International gross premiums increased 37% to $602 million in 2010 from $439 million in 2009. The increase is primarily due to an increase in business written by our recently started operations in Canada, Norway and Brazil and our Lloyd's syndicate. Gross premiums increased 144% for property lines, 30% for liability lines, 24% for workers' compensation, 20% for reinsurance assumed, 6% for automobile and 1% for professional liability.

Net premiums written were $3,851 million in 2010, an increase of 3% from $3,730 million in 2009. Ceded reinsurance premiums as a percentage of gross written premiums increased to 13% in 2010 from 12% in 2009. The increase in the percentage of business ceded was due to the increase in premiums written by new companies, which cede a higher portion of their gross premiums, and to growth in premiums written by assigned risk plans, which cede 100% of their gross premiums.

Premiums earned increased 1% to $3,836 million in 2010 from $3,806 million in 2009. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term. Premiums earned in 2010 are related to business written during both 2010 and 2009.

Net Investment Income. Following is a summary of net investment income for 2010 and 2009:

	Amount		Average Annualized Yield
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturity securities, including cash and cash equivalents, loans receivable	$501,750	$495,140	4.1%	4.2%
Arbitrage trading account	27,155	31,023	7.0%	10.4%
Investment funds	(6,481)	(163,862)	(1.3)%	(33.5)%
Equity securities available for sale	11,661	20,295	3.5%	6.1%
Gross investment income	534,085	382,596	4.0%	3.0%
Investment expenses	(3,560)	(3,588)
Total	$530,525	$379,008	4.0%	2.9%
Net investment income increased 40% to $531 million in 2010 from $379 million in 2009. The increase in investment income was due to a decrease in losses from investment funds (which are reported on a one quarter lag). Average invested assets, at cost (including cash and cash equivalents) were $13.4 billion in 2010 and $12.9 billion in 2009.

Insurance Service Fees. Insurance service fees consist of fee-based services to help clients develop and administer self-insurance programs, primarily for workers' compensation coverage. Service fees decreased to $85 million in 2010 from $93 million in 2009 due to a decline in fees received for claims administration services.

Net Investment Gains. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management's view of the underlying fundamentals of specific securities as well as management's expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $66 million in 2010 compared with $104 million in 2009.

Other-Than-Temporary Impairments. Other-than-temporary impairments were $9 million in 2010 compared with $143 million in 2009. The impairment charge in 2009 was primarily related to debt and preferred stock of major financial institutions that experienced adverse credit events and ratings downgrades during the period, including write-downs of debt issued by Thornburg Mortgage, Inc. and preferred stock issued by Citibank and Bank of America.

Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were $214 million in 2010 compared with $189 million in 2009. These revenues were derived from aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These companies provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. The increase in 2010 revenues is due to the acquisition of an aviation company in June 2009, partially offset by lower aircraft sales in 2010.
Losses and Loss Expenses. Losses and loss expenses decreased to $2,310 million in 2010 from $2,337 million in 2009. The consolidated loss ratio of 60.2% in 2010 was 1.2 points lower than the loss ratio of 61.4% in 2009. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $81 million in 2010 (including $8 million for the earthquake in Chile) compared with $63 million in 2009, an increase of 0.5 loss ratio points. Favorable prior year reserve development was $234 million in 2010 compared with $190 million in 2009, a difference of 1.2 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 0.5 points to 64.2% in 2010 from 64.7% in 2009. A summary of loss ratios in 2010 compared with 2009 by business segment follows:

•
Specialty - The loss ratio of 58.3% in 2010 was 3.6 points lower than the loss ratio of 61.9% in 2009. Favorable prior year reserve development was $99 million in 2010 compared with $69 million in 2009, a difference of 2.6 loss ratio points. The loss ratio excluding favorable prior year reserve development decreased 1.0 points to 66.0% in 2010 from 67.0% in 2009.

•
Regional - The loss ratio was 60.7% in 2010 was 0.7 points lower than the loss ratio of 61.4% in 2009. Catastrophe losses were $73 million in 2010 compared with $63 million in 2009, an increase of 1.3 loss ratio points. Favorable prior year reserve development was $84 million in 2010 compared with $52 million in 2009, a difference of 3.2 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 1.2 points to 61.7% in 2010 from 60.5% in 2009 due to earned pricing and loss cost trends.

•
Alternative Markets - The loss ratio of 67.6% in 2010 was 4.2 points higher than the loss ratio of 63.4% in 2009. Favorable prior year development was $24 million in 2011 compared with $45 million in 2010, a difference of 3.7 loss ratio points. The loss ratio excluding favorable prior year reserve development increased 0.5 points to 71.5% in 2011 from 71.0% in 2010.

•
Reinsurance - The loss ratio of 52.5% in 2010 was 5.4 points lower than the loss ratio of 57.9% in 2009. Catastrophe losses were $4 million, or 1.0 loss ratio points, in 2010 compared with none in 2009. Favorable prior year reserve development was $26 million in 2010 compared with $16 million in 2009, a difference of 2.4 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 4.0 points to 57.8% in 2010 from 61.8% in 2009.

•
International - The loss ratio of 61.8% in 2010 was 1.9 points higher than the loss ratio of 59.9% in 2009. Catastrophe losses were $4 million, or 0.9 loss ratio points, in 2010 compared with none in 2009. Favorable prior year reserve development was $1 million in 2010 and $8 million in 2009, a difference of 2.1 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 1.1 points to 61.2% in 2010 from 62.3% in 2009.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2010 and 2009:

(Dollars in thousands)	2010	2009
Underwriting expenses	$1,314,483	$1,248,463
Service expenses	72,372	78,331
Net foreign currency losses	2,126	4,213
Other costs and expenses	107,381	109,831
Total	$1,496,362	$1,440,838
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 34.3% in 2010 from 32.8% in 2009 primarily due to higher expense ratios for certain underwriting units that experienced a significant decline in earned premiums in 2010.

Service expenses, which represent the costs associated with the fee-based businesses, decreased 8% to $72 million. The decrease was due to lower employment costs and was in line with the rate of decrease in insurance service fees.

Net foreign currency gains and losses result from transactions denominated in a currency other than the operating unit's functional currency. The loss in 2010 was primarily attributable to operating units in the U.K. and resulted from transactions denominated in Australian and Norwegian currencies.

Other costs and expenses, which represent general and administrative expenses that are not allocated to business segments, decreased 2% to $107 million.

Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees were $208 million in 2010 compared to $183 million in 2009. These expenses represent costs associated with aviation-related businesses that were separately purchased in 2007, 2008 and 2009. These include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. The increase in 2010 expenses is due to the acquisition of an aviation company in June 2009, partially offset by lower cost of aircraft sales in 2010.

Interest Expense. Interest expense increased 21.6% to $107 million primarily due to the issuance of $300 million of 7.375% senior notes in September 2009 and $300 million of 5.375% senior notes in September 2010, partially offset by the repayment of $150 million of 5.125% senior notes in September 2010.

Income Taxes. The effective income tax rate was 25% in 2010 as compared to 19% in 2009. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a smaller portion of the 2010 pre-tax income and as such had a lower impact on the effective tax rate for 2010 compared with 2009.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the investment portfolio was 3.6 years at December 31, 2011 and 2010. The Company’s investment portfolio and investment-related assets as of December 31, 2011 were as follows:

(Dollars in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$976,493	7%
State and municipal:
Special revenue	2,150,746	16%
Pre-refunded (1)	1,334,500	10%
State general obligation	975,576	7%
Corporate backed	476,273	4%
Local general obligation	460,329	3%
Total state and municipal	5,397,424	40%
Mortgage-backed securities:
Agency	1,200,848	9%
Residential-Prime	228,893	2%
Residential-Alt A	82,186	1%
Commercial	108,419	1%
Total mortgage-backed securities	1,620,346	13%
Corporate:
Industrial	1,232,553	9%
Financial	573,495	4%
Asset-backed	315,738	2%
Utilities	193,423	1%
Other	114,211	1%
Total corporate	2,429,420	17%
Foreign government and corporate securities	888,354	7%
Total fixed maturity securities	11,312,037	84%
Equity securities available for sale:
Common stocks	319,982	2%
Preferred stocks	123,457	1%
Total equity securities available for sale	443,439	3%

Investment funds	680,638	5%
Arbitrage trading account	397,312	3%
Real estate	342,905	3%
Loans receivable	263,187	2%
Total investments	$13,439,518	100%
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
At December 31, 2011, investments in foreign fixed maturity securities were as follows:

(Dollars in thousands)	Government	Corporate	Total
Australia	$143,767	$81,527	$225,294
United Kingdom	171,828	40,983	212,811
Germany	95,277	27,593	122,870
Canada	64,479	33,274	97,753
Argentina	64,312	—	64,312
Brazil	43,939	—	43,939
Supranational (1)	37,806	—	37,806
Switzerland	—	28,668	28,668
Norway	25,833	—	25,833
Finland	—	11,605	11,605
France	—	4,611	4,611
Singapore	4,609	—	4,609
Chile	3,672	—	3,672
Uruguay	3,155	—	3,155
New Zealand	1,416	—	1,416
Total	$660,093	$228,261	$888,354
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter-American Development Bank.
Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At December 31, 2011, the carrying value of investment funds was $681 million, including investments in real estate funds of $373 million and investments in energy funds of $99 million.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2011, real estate consists of two office buildings in London, including one in operation and one under development, and a long-term ground lease in Washington D. C.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $263 million and an aggregate fair value of $245 million at December 31, 2011. Amortized cost of these loans is net of a valuation allowance of $20 million as of December 31, 2011. The six largest loans have an aggregate amortized cost of $187 million and an aggregate fair value of $166 million as of such date and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through March 2016. The loans are secured by office buildings (86%) and hotels (14%) located primarily in New York City, California, Hawaii and Boston.

Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities increased to $670 million in 2011 from $451 million in 2010. The increase in cash flow was due primarily to an increase in premium collections and a decrease in income taxes paid, partially offset by an increase in underwriting expenses paid. Paid losses as a percent of earned premiums were 59.8% in 2011 compared with 64.0% in 2010.

As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. Maximum amounts of dividends that can be paid without regulatory approval are prescribed by statute. During 2012, the maximum amount of dividends which can be paid without regulatory approval is approximately $417 million. The ability of the holding company to service its debt obligations is limited by the ability of its insurance subsidiaries to pay dividends. In the event dividends, tax payments and management fees available to the holding company were inadequate to service its debt obligations, the Company would need to raise capital, sell assets or restructure its debt obligations.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 85% invested in cash, cash equivalents and marketable fixed income securities as of December 31, 2011. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2011, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,744 million and a face amount of $1,761 million. The maturities of the outstanding debt are $4 million in 2012, $201 million in 2013, $26 million in 2014, $200 million in 2015, $2 million in 2016, $450 million in 2019, $300 million in 2020, $77 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
Equity. The Company repurchased 5,218,097, 17,017,479 and 6,382,331 shares of its common stock in 2011, 2010 and 2009, respectively. The aggregate cost of the repurchases was $157 million in 2011, $449 million in 2010 and $147 million in 2009. At December 31, 2011, total common stockholders’ equity was $4 billion, common shares outstanding were 137,082,096, and stockholders’ equity per outstanding share was $29.15.
As further described in Note 1(Q) to the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, the Company plans to apply new FASB guidance regarding deferred acquisition costs as of January 1, 2012. The Company estimates that the effect of adopting this guidance will be a reduction in common stockholders' equity of between $50 million and $60 million as of January 1, 2012.
Total Capital. Total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $5.8 billion at December 31, 2011. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 30% at December 31, 2011 and 32% at December 31, 2010.

Federal and Foreign Income Taxes

The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2011, the Company had a deferred gross tax asset of $433 million (which primarily relates to loss and loss expense reserves and unearned premium reserves) and a gross deferred tax liability of $464 million (which primarily relates to deferred policy acquisition costs and unrealized investment gains). The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $66 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $5.0 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Reinsurance

The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for, paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect it against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with substantial and financially sound carriers.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2011 (dollars in thousands). Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $3 million in the aggregate.

Reinsurer	Rating	(1)	Amount
Munich Re	AA-		163,420
Swiss Re	AA-	--	72,690
Transatlantic Re	A	--	64,619
Partner Re	A+	--	60,769
Berkshire Hathaway	A++	--	56,042
Axis Capital	A	--	54,121
Lloyd's of London	A+		52,859
Ace Group	A+	--	43,463
Hannover Re Group	A		33,262
Arch Capital Group	A	--	22,983
Other reinsurers rated A- or better		--	166,265
Non-rated and other (2)		--	58,116
Subtotal		--	848,609
Residual market pools (3)		--	367,070
Total			$1,215,679

_________________
(1)Rating represents S&P rating, or if not rated by S&P, A.M. Best rating.

(2)	The majority of "non-rated and other" consists of amounts due from government sponsored reinsurers and amounts that are secured by letters of credit or other forms of collateral.

(3)
Many states require licensed insurers that provide workers' compensation insurance to participate in programs that provide workers' compensation to employers that cannot procure coverage from an insurer on a voluntary basis. Insurers can fulfill this residual market obligation by participating in pools where results are shared by the participating companies. The Company acts as a servicing carrier for workers' compensation pools in 18 states. As a servicing carrier, the Company writes residual market business directly and then cedes 100% of this business to the respective pool. As a servicing carrier, the Company receives fee income for its services. The Company does not retain underwriting risk, and credit risk is limited as ceded balances are jointly shared by all the pool members.

As of January 1, 2012, the Company's catastrophe excess of loss reinsurance program provides protection for losses between $30 million and $155 million for the majority of the primary business written by its U.S. companies. The Company has separate catastrophe excess of loss reinsurance for business written through Lloyd's. The catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.

Contractual Obligations

Following is a summary of the Company's contractual obligations as of December 31, 2011 (dollars in thousands):

Estimated Payments By Periods	2012	2013	2014	2015	2016	Thereafter
Gross reserves for losses	$2,359,424	$1,605,146	$1,245,398	$928,858	$693,795	$3,457,982
Operating lease obligations	34,635	31,177	26,808	22,646	16,329	156,686
Purchase obligations	53,010	35,235	1,297	1,059	759	687
Junior subordinated debentures	—	—	—	—	—	250,000
Debt maturities	4,373	200,779	26,196	200,000	2,413	1,077,068
Interest payments	111,230	101,285	98,754	91,457	86,730	981,110
Other long-term liabilities	33,850	16,635	19,187	20,062	9,985	69,189
Total	$2,596,522	$1,990,257	$1,417,640	$1,264,082	810,011	$5,992,722

The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2011. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns. The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $29 million as of December 31, 2011. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels. In addition, the Company has commitments to invest up to $328 million in certain investment funds.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging or research and development arrangements with the Company. The Company has no arrangements of these types that management believes may have a material current or future effect on our financial condition, liquidity or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.6 years at December 31, 2011 and December 31, 2010. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

The following table outlines the groups of fixed maturity securities and their average duration at December 31, 2011:

	Effective
Dollars in thousands	Duration
	(Years)	Fair Value
Cash and cash equivalents	—	$911,742
U. S. government securities	3.9	976,493
State and municipal	3.9	5,409,970
Corporate	4.1	2,430,137
Foreign	3.1	888,354
Mortgage-backed securities	3.6	1,625,956
Loans receivable	3.1	245,169
Total	3.6	$12,487,821

Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2011 would be as follows (dollars in thousands):

Change in interest rates:	Estimated Fair Value	Change in Fair Value

300 basis point rise	$11,197,874	$(1,289,947)
200 basis point rise	11,607,259	(880,562)
100 basis point rise	12,037,894	(449,927)
Base scenario	12,487,821	—
100 basis point decline	12,889,827	402,006
200 basis point decline	13,135,982	648,161
300 basis point decline	13,267,051	779,230

Arbitrage investing differs from other types of investments in that its focus is on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general stock market conditions. Potential changes in market conditions are also mitigated by the implementation of hedging strategies, including short sales.

Additionally, the arbitrage positions are generally hedged against market declines by purchasing put options, selling call options or entering into swap contracts. The Company's merger arbitrage securities are primarily exposed to the risk of completion of announced deals, which are subject to regulatory as well as transactional and other risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
KPMG LLP
New York, New York
February 28, 2012

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands except per share data)	2011	2010	2009
REVENUES:
Net premiums written	$4,357,368	$3,850,926	$3,730,095
Change in net unearned premiums	(196,501)	(15,344)	75,754
Net premiums earned	4,160,867	3,835,582	3,805,849
Net investment income	526,351	530,525	379,008
Insurance service fees	92,843	85,405	93,245
Net investment gains (losses):
Net realized gains on investment sales	125,881	65,786	104,453
Other-than-temporary impairments	(400)	(9,205)	(151,727)
Portion of impairments reclassified to other comprehensive income	—	—	8,866
Net investment gains (losses)	125,481	56,581	(38,408)
Revenues from wholly-owned investees	248,678	214,454	189,347
Other income	1,764	1,522	2,137
Total revenues	5,155,984	4,724,069	4,431,178
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	2,658,365	2,309,867	2,336,707
Other operating costs and expenses	1,621,329	1,496,362	1,440,838
Expenses from wholly-owned investees	245,495	207,566	183,414
Interest expense	112,512	106,969	87,989
Total operating costs and expenses	4,637,701	4,120,764	4,048,948
Income before income taxes	518,283	603,305	382,230
Income tax expense	(123,550)	(153,739)	(73,150)
Net income before noncontrolling interests	394,733	449,566	309,080
Noncontrolling interests	70	(279)	(23)
Net income to common stockholders	$394,803	$449,287	$309,057
NET INCOME PER SHARE:
Basic	$2.83	$3.02	$1.93
Diluted	$2.71	$2.90	$1.86

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands except share data)	2011	2010
Assets
Investments:
Fixed maturity securities	$11,312,037	$11,209,154
Equity securities available for sale	443,439	561,053
Arbitrage trading account	397,312	359,192
Investment funds	680,638	512,411
Loans receivable	263,187	353,583
Real estate	342,905	—
Total investments	13,439,518	12,995,393
Cash and cash equivalents	911,742	642,952
Premiums and fees receivable	1,206,204	1,087,208
Due from reinsurers	1,215,679	1,070,256
Accrued investment income	133,776	138,384
Prepaid reinsurance premiums	258,271	215,816
Deferred policy acquisition costs	448,795	405,942
Property, furniture and equipment	262,275	254,720
Deferred federal and foreign income taxes	—	65,492
Goodwill	90,832	90,581
Trading account receivable from brokers and clearing organizations	318,240	339,235
Current federal and foreign income taxes	9,670	23,605
Other assets	192,729	198,963
Total assets	$18,487,731	$17,528,547
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,337,134	$9,016,549
Unearned premiums	2,189,575	1,953,721
Due to reinsurers	241,204	215,723
Trading account securities sold but not yet purchased	62,514	53,494
Deferred federal and foreign income taxes	31,623	—
Other liabilities	866,229	836,001
Junior subordinated debentures	242,997	242,784
Senior notes and other debt	1,500,503	1,500,419
Total liabilities	14,471,779	13,818,691
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 137,520,019 and 141,009,834 shares, respectively	47,024	47,024
Additional paid-in capital	941,109	935,099
Retained earnings	4,546,232	4,194,684
Accumulated other comprehensive income	354,851	276,563
Treasury stock, at cost, 97,597,899 and 94,108,084 shares, respectively	(1,880,790)	(1,750,494)
Total common stockholders’ equity	4,008,426	3,702,876
Noncontrolling interests	7,526	6,980
Total equity	4,015,952	3,709,856
Total liabilities and equity	$18,487,731	$17,528,547
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
COMMON STOCK:
Beginning and end of period	$47,024	$47,024	$47,024
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$935,099	$926,359	$920,241
Stock options exercised and restricted units issued including tax benefit	(20,601)	(17,042)	(17,665)
Restricted stock units expensed	26,303	25,584	23,649
Stock options expensed	—	—	12
Stock issued	308	198	122
End of period	$941,109	$935,099	$926,359
RETAINED EARNINGS:
Beginning of period	$4,194,684	$3,785,187	$3,514,531
Net income to common stockholders	394,803	449,287	309,057
Dividends	(43,255)	(39,790)	(38,401)
End of period	$4,546,232	$4,194,684	$3,785,187
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized investment gains (losses):
Beginning of period	$334,747	$219,394	$(142,216)
Unrealized gains on securities not other-than-temporarily impaired	98,015	114,468	365,136
Unrealized gains (losses) on other-than-temporarily impaired securities	(2,343)	885	(3,526)
End of period	430,419	334,747	219,394
Currency translation adjustments:
Beginning of period	(42,488)	(40,371)	(72,475)
Net change in period	(18,751)	(2,117)	32,104
End of period	(61,239)	(42,488)	(40,371)
Net pension asset:
Beginning of period	(15,696)	(15,816)	(14,268)
Net change in period	1,367	120	(1,548)
End of period	(14,329)	(15,696)	(15,816)
Total accumulated other comprehensive income	$354,851	$276,563	$163,207
TREASURY STOCK:
Beginning of period	$(1,750,494)	$(1,325,710)	$(1,206,518)
Stock exercised/vested	56,303	45,687	27,322
Stock issued	564	536	630
Stock repurchased	(187,163)	(471,007)	(147,144)
End of period	$(1,880,790)	$(1,750,494)	$(1,325,710)
NONCONTROLLING INTERESTS:
Beginning of period	$6,980	$5,879	$5,361
Change in subsidiary shares from noncontrolling interest	671	814	474
Net (income) loss	(70)	279	23
Other comprehensive income (loss), net of tax	(55)	8	21
End of period	$7,526	$6,980	$5,879
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net income before noncontrolling interests	$394,733	$449,566	$309,080
Other comprehensive income (loss):
Change in unrealized foreign exchange gains (losses)	(18,751)	(2,117)	32,104
Unrealized holding gains on investment securities arising during the period, net of taxes	177,264	152,235	336,757
Reclassification adjustment for net investment gains (losses) included in net income, net of taxes	(81,647)	(36,874)	24,874
Change in unrecognized pension obligation, net of taxes	1,367	120	(1,548)
Other comprehensive income	78,233	113,364	392,187
Comprehensive income	472,966	562,930	701,267
Comprehensive income (loss) to the noncontrolling interest	125	(287)	(44)
Comprehensive income to common shareholders	$473,091	$562,643	$701,223

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$394,803	$449,287	$309,057
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(125,481)	(56,581)	38,408
Depreciation and amortization	88,012	82,867	78,875
Noncontrolling interests	(70)	279	23
Investment funds	1,751	49,400	166,685
Stock incentive plans	27,175	27,407	24,465
Change in:
Arbitrage trading account	(8,106)	(12,993)	(406,622)
Premiums and fees receivable	(122,468)	(41,167)	17,159
Reinsurance accounts	(161,070)	(14,960)	26,010
Deferred policy acquisition costs	(43,738)	(15,272)	6,181
Deferred income taxes	44,945	63,866	(52,536)
Reserves for losses and loss expenses	325,758	(103,745)	41,923
Unearned premiums	238,499	3,414	(57,261)
Other	10,269	19,514	123,687
Net cash from operating activities	670,279	451,316	316,054
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,293,876	1,554,906	2,436,258
Proceeds from sale of equity securities	159,827	137,990	188,646
Distributions from (contributions to) investment funds	(113,913)	(53,979)	(87,011)
Proceeds from maturities and prepayments of fixed maturity securities	1,697,144	1,374,378	1,214,157
Purchase of fixed maturity securities	(2,815,340)	(2,755,449)	(4,869,368)
Purchase of equity securities	(97,986)	(193,914)	(67,309)
Real Estate purchased	(96,552)	—	—
Change in loans receivable	92,176	23,317	(11,363)
Net additions to property, furniture and equipment	(45,320)	(49,605)	(30,455)
Change in balances due to (from) security brokers	(16,194)	(297)	144,023
Payment for business purchased, net of cash acquired	(261,992)	—	(33,812)
Net cash from (used in) investing activities	(204,274)	37,347	(1,116,234)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of debt	—	309,030	333,589
Net proceeds from stock options exercised	21,963	17,730	5,426
Repayment of senior notes and other debt	(1,310)	(162,685)	(11,165)
Cash dividends to common stockholders	(43,253)	(49,348)	(28,843)
Purchase of common treasury shares	(187,163)	(471,007)	(147,144)
Other	14,550	(2,795)	21,522
Net cash from (used in) financing activities	(195,213)	(359,075)	173,385
Net impact on cash due to change in foreign exchange rates	(2,002)	(2,066)	7,390
Net increase (decrease) in cash and cash equivalents	268,790	127,522	(619,405)
Cash and cash equivalents at beginning of year	642,952	515,430	1,134,835
Cash and cash equivalents at end of year	$911,742	$642,952	$515,430
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011, 2010 and 2009

(1)    Summary of Significant Accounting Policies

(A) Principles of consolidation and basis of presentation

The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2010 and 2009 financial statements to conform to the presentation of the 2011 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. The most significant items on our balance sheet that involve a greater degree of accounting estimates that are subject to change in the future are the valuation of investments, other than temporary impairments, loss and loss adjustment expense reserves and premium estimates. Actual results could differ from those estimates.

(B) Revenue recognition

Insurance premiums are recognized as written at the inception of the policy. Reinsurance premiums are estimated based upon information received from ceding companies, and subsequent differences from such estimates are recorded in the period they are determined. Insurance and reinsurance premiums are primarily earned on a pro rata basis over the policy term. Fees for services are earned over the period that the services are provided.

Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased net premiums written and premiums earned by $1 million in 2011, and decreased net premiums written and premiums earned by $7 million and $23 million in 2010 and 2009, respectively.

Revenues from wholly-owned investees are derived from services provided to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenue is recognized upon delivery of aircraft, delivery of fuel, shipment of parts and upon completion of services.

(C) Cash and cash equivalents

Cash equivalents consist of funds invested in money market accounts and investments with an effective maturity of three months or less when purchased.

(D) Investments

Fixed maturity securities classified as available for sale are carried at estimated fair value, with unrealized gains and losses, net of applicable income taxes, excluded from earnings and reported as a component of comprehensive income and a separate component of stockholders' equity. Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment income from fixed maturity securities is recognized based on the constant effective yield method. Premiums and discounts on mortgage-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis.

Equity securities classified as available for sale are carried at estimated fair value, with unrealized gains and losses, net of applicable income taxes, excluded from earnings and reported as a component of comprehensive income and a separate component of stockholders' equity.

Equity securities that the Company purchased with the intent to sell in the near-term are classified as trading account securities and are reported at estimated fair value. Realized and unrealized gains and losses from trading activity are reported as net investment income and are recorded at the trade date. Short sales and short call options are presented as trading securities sold but not yet purchased. Unsettled trades and the net margin balances held by the clearing broker are presented as a trading account receivable from brokers and clearing organizations.

Investment funds are carried under the equity method of accounting. For certain investment funds, the Company's share of the earnings or losses is reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

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

The accrual of interest on loans receivable is discontinued if the loan is 90 days past due based on the contractual terms of the loan unless the loan is adequately secured and in process of collection. In general, loans are placed on non-accrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest on these loans is accounted for on a cash basis until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Fair value is generally determined based on quoted market prices. For publicly traded securities for which quoted prices are unavailable, the Company determines fair value based on independent broker quotations and other observable market data. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial data, projections and business developments of the issuer and other relevant information.

Realized gains or losses represent the difference between the cost of securities sold and the proceeds realized upon sale and are recorded at the trade date. The Company uses primarily the first-in, first-out method to determine the cost of securities sold.

The cost of securities is adjusted where appropriate to include a provision for a decline in value which is considered to be other than temporary. An other-than-temporary decline is considered to occur in investments where there has been a sustained reduction in fair value and where the Company does not expect to recover the cost basis of the investment prior to the time of sale or maturity. Since equity securities do not have a contractual cash flow or a maturity, the Company considers whether the price of an equity security is expected to recover within a reasonable period of time.

For fixed maturity securities that the Company intends to sell or, more likely than not, would be required to sell, a decline in value below amortized cost is considered to be an other-than-temporary impairment (“OTTI”). The amount of OTTI is equal to the difference between amortized cost and fair value at the balance sheet date. For fixed maturity securities that the Company does not intend to sell or believes that it is more likely than not it would not be required to sell, a decline in value below amortized cost is considered to be an OTTI if the Company does not expect to recover the entire amortized cost basis of a security (i.e., the present value of cash flows expected to be collected is less than the amortized cost basis of the security). The portion of the decline in value considered to be a credit loss (i.e., the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security) is recognized in earnings. The portion of the decline in value not considered to be a credit loss (i.e., the difference in the present value of cash flows expected to be collected and the fair value of the security) is recognized in other comprehensive income.
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
Real estate held for investment purposes is initially recorded at the purchase price, which is generally fair value, and is subsequently reported at cost less accumulated depreciation. Real estate taxes, interest and other costs incurred during development and construction are capitalized. Buildings are depreciated on a straight-line basis over the estimated useful lives of the building. Minimum rental income is recognized on a straight-line basis over the lease term. Income and expenses from real estate are reported as net investment income. The carrying value of real estate is reviewed for impairment and an impairment loss is recognized if the estimated undiscounted cash flows from the use and disposition of the property are less than the carrying value of the property.

(E) Per share data

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

(F) Deferred policy acquisition costs

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

(G) Reserves for losses and loss expenses

Reserves for losses and loss expenses are an accumulation of amounts determined on the basis of (1) evaluation of claims for business written directly by the Company; (2) estimates received from other companies for reinsurance assumed by the Company; and (3) estimates for losses incurred but not reported (based on Company and industry experience). These estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the statements of income in the period in which they are determined. The Company discounts its reserves for excess and assumed workers' compensation claims using a risk-free or statutory rate. (See Note 13 of Notes to Consolidated Financial Statements.)

(H) Reinsurance ceded

The unearned portion of premiums ceded to reinsurers is reported as prepaid reinsurance premiums and earned ratably over the policy term. The estimated amounts of reinsurance recoverable on unpaid losses are reported as due from reinsurers. To the extent any reinsurer does not meet its obligations under reinsurance agreements, the Company must discharge its liability. Amounts due from reinsurers are reflected net of funds held where the right of offset is present. The Company has provided reserves for estimated uncollectible reinsurance.

(I) Deposit accounting

Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $80 million and $95 million at December 31, 2011 and 2010, respectively.

(J) Federal and foreign income taxes

The Company files a consolidated income tax return in the U.S. and foreign tax returns in countries where it has overseas operations. The Company's method of accounting for income taxes is the asset and liability method. Under this method, deferred tax assets and liabilities are measured using tax rates currently in effect or expected to apply in the years in which those temporary differences are expected to reverse. Interest and penalties, if any, are reported as income tax expense. The Company believes there are no tax positions that would require disclosure under GAAP. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

(K) Foreign currency

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are reported on the statements of income as other operating costs and expenses. Unrealized gains or losses resulting from translating the results of non-U.S. dollar denominated operations are reported in accumulated other comprehensive income. Revenues and expenses denominated in currencies other than U.S. dollars are translated at the weighted average exchange rate during the year. Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date.

(L) Property, furniture and equipment

Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $40 million, $41 million and $46 million for 2011, 2010 and 2009, respectively.

(M) Comprehensive income

Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities, unrealized foreign currency translation adjustments and changes in unrecognized pension obligations.

(N) Goodwill and other intangible assets

Goodwill and other intangibles assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2011 indicated that there were minimal impairment losses related to goodwill and other intangible assets. Intangible assets of $29 million are included in other assets as of December 31, 2011 and 2010.

(O) Stock options

The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method.

(P) Statements of cash flows

Interest payments were $111 million, $103 million and $80 million in 2011, 2010 and 2009, respectively. Income taxes paid were $48 million, $123 million and $16 million in 2011, 2010 and 2009, respectively. Other non-cash items include acquisitions and dispositions, unrealized investment gains and losses and pension expense. (See Note 2, Note 10 and Note 25 of Notes to Consolidated Financial Statements.)

(Q) Recent accounting pronouncements

In October 2010, the FASB (Financial Accounting Standards Board) issued guidance regarding the treatment of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of the types of costs that can be capitalized and specifies that the costs must be directly related to the successful acquisition of a new or renewed insurance contract. This guidance is effective for the quarter ending March 31, 2012. The Company plans to apply this guidance retrospectively and estimates that the effect of adopting this guidance will be a reduction in common stockholders' equity of between $50 million and $60 million as of January 1, 2012.

All other recently issued but not yet effective accounting and reporting guidance is either not applicable to the Company, or is not expected to have a material impact on the Company.

(2) Acquisitions
In 2011, the Company acquired a business that owned an office building in London for $251 million in cash and an inactive insurance company for $23 million in cash. Approximately $2 million of the aggregate purchase price for these acquisitions was allocated to intangible assets.

The following table summarizes the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)	2011
Fixed maturity securities	$3,213
Real Estate	256,209
Cash and cash equivalents	12,172
Goodwill	251
Other assets	6,566
Total assets acquired	278,411
Other liabilities assumed	4,247
Net assets acquired	$274,164

(3)  Investments in Fixed Maturity Securities
At December 31, 2011 and 2010, investments in fixed maturity securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2011
Held to maturity:
State and municipal	$74,354	$12,546	$—	$86,900	$74,354
Residential mortgage-backed securities	35,759	5,610	—	41,369	35,759
Corporate	4,996	717	—	5,713	4,996
Total held to maturity	115,109	18,873	—	133,982	115,109
Available for sale:
U.S. government and government agency	906,924	69,920	(351)	976,493	976,493
State and municipal	5,031,275	308,345	(16,550)	5,323,070	5,323,070
Mortgage-backed securities:
Residential(1)	1,416,427	75,635	(15,894)	1,476,168	1,476,168
Commercial	105,383	4,054	(1,018)	108,419	108,419
Corporate	2,328,200	132,311	(36,087)	2,424,424	2,424,424
Foreign	850,838	42,165	(4,649)	888,354	888,354
Total available for sale	10,639,047	632,430	(74,549)	11,196,928	11,196,928
Total investment in fixed maturity securities	$10,754,156	$651,303	$(74,549)	$11,330,910	$11,312,037

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2010
Held to maturity:
State and municipal	$71,998	$3,440	$(1,129)	$74,309	$71,998
Residential mortgage-backed securities	39,002	3,667	—	42,669	39,002
Corporate	4,995	185	—	5,180	4,995
Total held to maturity	115,995	7,292	(1,129)	122,158	115,995
Available for sale:
U.S. government and government agency	1,289,669	58,658	(452)	1,347,875	1,347,875
State and municipal	5,302,513	203,221	(44,288)	5,461,446	5,461,446
Mortgage-backed securities:
Residential(1)	1,319,289	52,165	(13,278)	1,358,176	1,358,176
Commercial	57,057	2,207	(5,594)	53,670	53,670
Corporate	2,055,513	93,789	(29,379)	2,119,923	2,119,923
Foreign	713,157	39,800	(888)	752,069	752,069
Total available for sale	10,737,198	449,840	(93,879)	11,093,159	11,093,159
Total investment in fixed maturity securities	$10,853,193	$457,132	$(95,008)	$11,215,317	$11,209,154
_______________________________________

(1)
Gross unrealized losses for mortgage-backed securities include $7,668,000 and $4,064,000, as of December 31, 2011 and 2010, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$731,638	$742,334
Due after one year through five years	3,057,341	3,202,556
Due after five years through ten years	2,646,432	2,864,395
Due after ten years	2,761,176	2,895,669
Mortgage-backed securities	1,557,569	1,625,956
Total	$10,754,156	$11,330,910

At December 31, 2011 and 2010, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2011, investments with a carrying value of $912 million were on deposit in custodial or trust accounts, of which $664 million was on deposit with state insurance departments, $155 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $64 million was on deposit as security for reinsurance clients and $29 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(4)	Investments in Equity Securities Available for Sale
At December 31, 2011 and 2010, investments in equity securities available for sale were as follows:

(Dollars in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2011
Common stocks	$209,210	$113,660	$(2,888)	$319,982	$319,982
Preferred stocks	133,183	5,139	(14,865)	123,457	123,457
Total	$342,393	$118,799	$(17,753)	$443,439	$443,439
December 31, 2010
Common stocks	$188,949	$128,096	$(989)	$316,056	$316,056
Preferred stocks	215,286	40,386	(10,675)	244,997	244,997
Total	$404,235	$168,482	$(11,664)	$561,053	$561,053

(5)  Arbitrage Trading Account
At December 31, 2011 and 2010, the fair value and carrying value of the arbitrage trading account were $397 million and $359 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of December 31, 2011, the fair value of long option contracts outstanding was $8 million (notional amount of $86 million) and the fair value of short option contracts outstanding was $4 million (notional amount of $107 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(6)	Net Investment Income
Net investment income consists of the following:

(Dollars in thousands)	2011	2010	2009
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$483,905	$501,750	$495,140
Equity securities available for sale	12,416	11,661	20,295
Investment funds	9,452	(6,481)	(163,862)
Arbitrage trading account	16,576	27,155	31,023
Real estate	7,471	—	—
Gross investment income	529,820	534,085	382,596
Investment expense	(3,469)	(3,560)	(3,588)
Net investment income	$526,351	$530,525	$379,008

(7) Investment Funds
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Losses) from Investment Funds
(Dollars in thousands)	2011	2010	2011	2010	2009
Real estate	$373,413	$226,183	$14,527	$(4,766)	$(159,569)
Energy	98,974	96,511	(6,101)	996	(13,227)
Arbitrage	58,008	60,660	(1,366)	1,692	9,691
Other	150,243	129,057	2,392	(4,403)	(757)
Total	$680,638	$512,411	$9,452	$(6,481)	$(163,862)

(8)	Real Estate

Real estate is directly owned property held for investment. At December 31, 2011, real estate consists of two office buildings in London, including one in operation and one under development, and a long-term ground lease in Washington D. C. Future minimum rental income expected on operating leases relating to real estate held for investment is $1,421,000 in 2012, $1,464,000 in 2013, $1,508,000 in 2014, $1,553,000 in 2015, $1,600,000 in 2016 and $331,476,000 thereafter.

(9)  Loans Receivable
Loans receivable are as follows (dollars in thousands):

As of December 31,	2011	2010
Total loans receivable, at cost	$263,187	$353,583

Valuation allowance:
Specific	$19,041	$18,865
General	764	810
Total	$19,805	$19,675

Impaired loans:
With a specific valuation allowance, at cost	$29,702	$31,855
Without a valuation allowance, at cost	30,357	30,685
Unpaid principal balance	93,922	96,240

For the Year Ended December 31,	2011	2010
Increase in valuation allowance	$130	$6,090
Loans receivable charged off	759	140
Loans receivable in non-accrual status were $30 million and $21 million at December 31, 2011 and 2010, respectively. If these loans had been current, additional interest income of $805,000 and $340,000 would have been recognized in accordance with their original terms for the years ended December 31, 2011 and 2010, respectively.
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
The Company's six largest loans receivable, which have an aggregate amortized cost of $187 million and an aggregate fair value of $166 million at December 31, 2011, are secured by commercial real estate located primarily in New York City, California, Hawaii and Boston. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through March 2016. As part of the evaluation process, the Company reviews certain credit quality indicators for these loans. The Company utilizes an internal risk rating system to assign a risk to each of its commercial loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower's financial condition and performance with respect to loan terms, the Company's position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, three loans with a cost basis of $58 million were considered to be impaired at December 31, 2011 and 2010. For each of these loans, a determination was made as to the amount of loss in the event of a default and whether the loss is probable. The results of the determination were considered in connection with the valuation allowance noted above. An additional credit quality indicator is the debt service coverage ratio, which compares a property's net operating income to the borrower's principal and interest payments. At December 31, 2011, each of the six largest loans referred to above have of debt service coverage ratios greater than 3.0 except one that is lower due to a recent and temporary rate abatement.

(10)	Realized and Unrealized Investment Gains and Losses
Realized and unrealized investment gains and losses are as follows:

(Dollars in thousands)	2011	2010	2009
Realized investment gains and losses:
Fixed maturity securities:
Gains	$37,595	$38,204	$50,500
Lossses	(5,499)	(8,990)	(3,632)
Equity securities available for sale	90,023	34,477	52,680
Investment funds	3,762	1,871	4,905
Provision for other-than-temporary impairments (1)	(400)	(9,205)	(151,727)
Less investment impairments recognized in other comprehensive income	—	—	8,866
Other gains	—	224	—
Total net investment gains (losses)	125,481	56,581	(38,408)
Income tax (expense) benefit	(43,834)	(19,707)	13,534
	$81,647	$36,874	$(24,874)

Change in unrealized gains and losses of available for sales securities:
Fixed maturity securities	$209,467	$102,488	$405,950
Investment impairments recognized in other comprehensive income	(3,604)	1,362	(5,425)
Equity securities available for sale	(55,772)	68,178	143,684
Investment funds	(2,093)	4,560	13,235
Total change in unrealized gains	147,998	176,588	557,444
Income tax expense	(52,381)	(61,227)	(195,813)
Noncontrolling interests	55	(8)	(21)
	$95,672	$115,353	$361,610
_______________________________________

(1)	Includes change in valuation allowance for loans receivable of $0, $6,082,000 and $12,418,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(11)  Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at December 31, 2011 and 2010 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2011
U.S. government and government agency	$24,668	$169	$4,800	$182	$29,468	$351
State and municipal	131,417	827	183,205	15,723	314,622	16,550
Mortgage-backed securities	172,729	2,439	94,243	14,473	266,972	16,912
Corporate	341,764	8,327	125,654	27,760	467,418	36,087
Foreign	197,560	4,078	7,159	571	204,719	4,649
Fixed maturity securities	868,138	15,840	415,061	58,709	1,283,199	74,549
Common stocks	47,098	2,888	—	—	47,098	2,888
Preferred stocks	23,782	125	45,314	14,740	69,096	14,865
Equity securities available for sale	70,880	3,013	45,314	14,740	116,194	17,753
Total	$939,018	$18,853	$460,375	$73,449	$1,399,393	$92,302
December 31, 2010
U.S. government and government agency	$60,228	$420	$6,973	$32	$67,201	$452
State and municipal	951,119	26,577	156,617	18,840	1,107,736	45,417
Mortgage-backed securities	116,194	2,809	174,163	16,063	290,357	18,872
Corporate	342,929	6,581	155,259	22,798	498,188	29,379
Foreign	110,189	888	—	—	110,189	888
Fixed maturity securities	1,580,659	37,275	493,012	57,733	2,073,671	95,008
Common stocks	58,979	989	—	—	58,979	989
Preferred stocks	27,010	2,368	76,890	8,307	103,900	10,675
Equity securities available for sale	85,989	3,357	76,890	8,307	162,879	11,664
Total	$1,666,648	$40,632	$569,902	$66,040	$2,236,550	$106,672
Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2011 is presented in the table below:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	15	$106,923	$6,115
Corporate	13	48,106	3,461
State and municipal	5	42,197	4,553
Foreign	1	586	12
Unrealized loss $5 million or more:
Mortgage-backed security(1)	1	15,945	7,158
Total	35	$213,757	$21,299
_______________________________________

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

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010
Beginning balance of amounts related to credit losses	$4,261	$5,661
Additions for amounts related to credit losses	—	—
Deductions for amounts related to credit loss sales	—	(1,400)
Ending balance of amounts related to credit losses	$4,261	$4,261
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
Preferred Stocks – At December 31, 2011, there were six preferred stocks in an unrealized loss position, with an aggregate fair value of $69 million and a gross unrealized loss of $15 million. Four of the six securities are investment-grade. None of these securities are delinquent or in default. Management believes the unrealized losses are due primarily to market and sector related factors and does not consider these to be OTTI. Two of those preferred stocks with an aggregate fair value of $9 million and a gross unrealized loss of $5 million are rated non-investment grade. One of these two securities representing most of the gross unrealized loss has recently reflected improved fundamentals. The Company does not consider this security to be OTTI.
Common Stocks – At December 31, 2011, there were four common stocks in an unrealized loss position with an aggregate fair value of $47 million and an aggregate unrealized loss of $3 million. The Company does not consider any of these securities to be OTTI.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 by level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2011
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$976,493	$—	$976,493	$—
State and municipal	5,323,070	—	5,323,070	—
Mortgage-backed securities	1,584,587	—	1,584,587	—
Corporate	2,424,424	—	2,356,596	67,828
Foreign	888,354	—	888,354	—
Total fixed maturity securities available for sale	11,196,928	—	11,129,100	67,828
Equity securities available for sale:
Common stocks	319,982	318,423	—	1,559
Preferred stocks	123,457	—	111,154	12,303
Total equity securities available for sale	443,439	318,423	111,154	13,862
Arbitrage trading account	397,312	208,516	187,945	851
Total	$12,037,679	$526,939	$11,428,199	$82,541
Liabilities:
Securities sold but not yet purchased	$62,514	$62,493	$—	$21
December 31, 2010
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$1,347,875	$—	$1,347,875	$—
State and municipal	5,461,446	—	5,461,446	—
Mortgage-backed securities	1,411,846	—	1,411,846	—
Corporate	2,119,922	—	2,031,859	88,063
Foreign	752,070	—	752,070	—
Total fixed maturity securities available for sale	11,093,159	—	11,005,096	88,063
Equity securities available for sale:
Common stocks	316,056	204,749	109,748	1,559
Preferred stocks	244,997	—	155,551	89,446
Total equity securities available for sale	561,053	204,749	265,299	91,005
Arbitrage trading account	359,192	162,292	193,713	3,187
Total	$12,013,404	$367,041	$11,464,108	$182,255
Liabilities:
Securities sold but not yet purchased	$53,494	$51,672	$1,822	$—
There were no transfers between Levels 1 and 2 for the year ended December 31, 2011.

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2011 and 2010:

	Gains (Losses) Included in:
(Dollars in thousands)	Beginning Balance	Earnings	Other Comprehensive Income		Purchases	Sales	Paydowns/Maturities	In	Out	Ending Balance
Year ended December 31, 2011
Assets:
Fixed maturity securities available for sale:
Corporate	$88,063	$(454)	$(870)		$15,271	$(11,864)	$(22,318)	$—	$—	$67,828
Total	88,063	(454)	(870)		15,271	(11,864)	(22,318)	—	—	67,828
Equity securities available for sale:
Common stocks	1,559	—	—		—	—	—	—	—	1,559
Preferred stocks	89,446	28,947	(30,865)		—	(75,225)	—	—	—	12,303
Total	91,005	28,947	(30,865)		—	(75,225)	—	—	—	13,862
Arbitrage trading account	3,187	572	—	—	269	(3,266)	—	89	—	851
Total	$182,255	$29,065	$(31,735)		$15,540	$(90,355)	$(22,318)	$89	$—	$82,541
Liabilities:
Securities sold but not yet purchased	—	$40	—		$67	$(86)	—	—	—	$21
Year ended December 31, 2010
Fixed maturity securities available for sale:
Mortgage-backed securities	$25,900	$—	$—		$—	$—	$—	$—	$(25,900)	$—
Corporate	90,160	(850)	1,558		19,632	(5,324)	(17,113)	—	—	88,063
Total	116,060	(850)	1,558		19,632	(5,324)	(17,113)	—	(25,900)	88,063
Equity securities available for sale:
Common stocks	1,559	—	—		—	—	—	—	—	1,559
Preferred stocks	54,713	23,535	31,633		19,542	(39,977)	—	—	—	89,446
Total	56,272	23,535	31,633		19,542	(39,977)	—	—	—	91,005
Arbitrage trading account	353	(353)	—		3,187	—	—	—	—	3,187
Total	$172,685	$22,332	$33,191		$42,361	$(45,301)	$(17,113)	$—	$(25,900)	$182,255

The transfers out of Level 3 for mortgage-backed securities in 2010 were based upon the availability of broker dealer quotations. In certain circumstances, the Company was able to obtain quotations from third party broker dealers.

(13)	Reserves for Losses and Loss Expenses
The table below provides a reconciliation of the beginning and ending reserve balances:

(Dollars in thousands)	2011	2010	2009
Net reserves at beginning of year	$7,999,521	$8,147,782	$8,122,586
Net provision for losses and loss expenses:
Claims occuring during the current year(1)	2,791,860	2,509,933	2,518,849
Decrease in estimates for claims occurring in prior years(2)(3)	(181,282)	(253,248)	(234,008)
Loss reserve discount accretion	47,787	53,182	51,866
Total	2,658,365	2,309,867	2,336,707
Net payments for claims:
Current year	765,440	641,570	582,605
Prior year	1,721,558	1,811,507	1,751,026
Total	2,486,998	2,453,077	2,333,631
Foreign currency translation	1,224	(5,051)	22,120
Net reserves at end of year	8,172,112	7,999,521	8,147,782
Ceded reserve at end of year	1,165,022	1,017,028	923,889
Gross reserves at end of year	$9,337,134	$9,016,549	$9,071,671
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $43,286,000, $67,763,000 and $80,455,000 in 2011, 2010 and 2009, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $182,937,000, $246,941,000 and $232,040,000 in 2011, 2010 and 2009, respectively.

(3)
For certain retrospectively rated insurance polices and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable reserve development, net of additional and return premiums, was $182 million, $234 million and $190 million in 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, estimates for claims occurring in prior years (net of additional and return premiums) decreased by $182 million. The favorable reserve development in 2011 was primarily attributable to accident years 2007 through 2009. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
Environmental and Asbestos — To date, known environmental and asbestos claims have not had a material impact on the Company’s operations. These claims have not materially impacted the Company because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $34 million and $36 million at December 31, 2011 and 2010, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $59 million and $51 million at December 31, 2011 and 2010, respectively. Increases (decreases) in net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $1 million, $2 million and $(0.6) million in 2011, 2010 and 2009, respectively. Net paid losses and loss expenses for asbestos and environmental claims were approximately $3 million in 2011, $3 million in 2010 and $3 million in 2009. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These discount rates range from 2.3% to 6.5% with a weighted average discount rate of 4.3%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $892 million, $898 million and $877 million at December 31, 2011, 2010 and 2009, respectively.

(14)	Reinsurance
The following is a summary of reinsurance financial information:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Written premiums:
Direct	$4,370,092	$3,788,251	$3,599,836
Assumed	707,221	627,826	653,603
Ceded	(719,945)	(565,151)	(523,344)
Total net written premiums	$4,357,368	$3,850,926	$3,730,095

Earned premiums:
Direct	$4,164,277	$3,744,150	$3,690,493
Assumed	669,593	652,485	617,143
Ceded	(673,003)	(561,053)	(501,787)
Total net earned premiums	$4,160,867	$3,835,582	$3,805,849

Ceded losses incurred	$458,249	$379,153	$252,299
The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $3,169,000, $3,098,000 and $4,430,000 as of December 31, 2011, 2010 and 2009, respectively. The following table presents the amounts due from reinsurers as of December 31, 2011 (dollars in thousands):

Reinsurer	Amount
Munich Re	$163,420
Swiss Re	72,690
Transatlantic Re	64,619
Partner Re	60,769
Berkshire Hathaway	56,042
Axis Capital	54,121
Lloyd’s of London	52,859
Ace Group	43,463
Hannover Re Group	33,262
Arch Capital Group	22,984
Other reinsurers less then $20,000	224,380
Subtotal	848,609
Residual market pools	367,070
Total	$1,215,679

(15)	Senior Notes and Other Debt
Senior notes and other debt consist of the following (the difference between the face value and the carrying value is unamortized discount):

(Dollars in thousands)		2011	2011	2010
Maturity	Rate	Face Value	Carrying Value	Carrying Value
Senior notes:
February 15, 2013	5.875%	$200,000	$199,627	$199,295
May 15, 2015	5.6%	200,000	199,373	199,187
August 15, 2019	6.15%	150,000	148,914	148,772
September 15, 2019	7.375%	300,000	298,038	297,784
September 15, 2020	5.375%	300,000	297,065	296,729
January 1, 2022	8.70%	76,503	75,924	75,890
February 15, 2037	6.25%	250,000	247,236	247,126
Subsidiary debt (1)	Various	34,326	34,326	35,636
Total debt		$1,510,829	$1,500,503	$1,500,419
(1) Subsidiary debt is due as follows: $4 million in 2012, $1 million in 2013, $26 million in 2014 and $3 million thereafter.

(16)	Junior Subordinated Debentures
In 2005, the Company issued $250,000,000 aggregate principal amount of 6.75% Junior Subordinated Debentures due July 26, 2045 (the “Debentures”) to W. R. Berkley Capital Trust II (the “Trust”). At December 31, 2011, the carrying value of the Debentures, net of unamortized discount, was $243,000,000. The Trust simultaneously issued an equal amount of 6.75% mandatorily redeemable preferred securities (the “Trust Preferred Securities”), which are fully and unconditionally guaranteed by the Company to the extent the Trust has funds available for payment of distributions. The Trust Preferred Securities are subject to mandatory redemption in a like amount (i) in whole but not in part upon repayment of the Debentures at maturity, (ii) in whole but not in part, at any time contemporaneously with the optional prepayment of the Debentures by the Company upon the occurrence and continuation of certain events.

(17)	Income Taxes
Income tax expense consists of:

(Dollars in thousands)	Current Expense	Deferred Expense (Benefit)	Total
December 31, 2011:
Domestic	$60,420	$38,781	$99,201
Foreign	22,011	2,338	24,349
Total expense	$82,431	$41,119	$123,550
December 31, 2010:
Domestic	$79,143	$66,287	$145,430
Foreign	10,584	(2,275)	8,309
Total expense	$89,727	$64,012	$153,739
December 31, 2009:
Domestic	$116,777	$(56,325)	$60,452
Foreign	9,140	3,558	12,698
Total expense (benefit)	$125,917	$(52,767)	$73,150

Income before income taxes from domestic operations was $469 million, $574 million and $343 million for the years ended December 31, 2011, 2010 and 2009, respectively. Income before income taxes from foreign operations was $49 million, $29 million and $39 million for the years ended December 31, 2011, 2010 and 2009, respectively.
A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 35% to pre-tax income are as follows:

(Dollars in thousands)	2011	2010	2009
Computed “expected” tax expense	$181,399	$211,157	$133,781
Tax-exempt investment income	(57,246)	(62,628)	(64,886)
Change in valuation allowance	(2,328)	102	(887)
Impact of lower foreign tax rates	(3,413)	(253)	(551)
State and local taxes	2,355	2,298	1,175
Other, net	2,783	3,063	4,518
Total expense	$123,550	$153,739	$73,150
At December 31, 2011 and 2010, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(Dollars in thousands)	2011	2010
Deferred tax asset:
Loss reserve discounting	$119,725	$152,189
Unearned premiums	118,837	106,162
Other-than-temporary impairments	68,559	69,057
Restricted stock units	43,207	39,514
Other	82,734	26,813
Gross deferred tax asset	433,062	393,735
Less valuation allowance	—	(2,328)
Deferred tax asset	433,062	391,407
Deferred tax liability:
Amortization of intangibles	12,186	11,780
Deferred policy acquisition costs	136,349	124,141
Unrealized investment gains	223,024	169,106
Other	93,126	20,888
Deferred tax liability	464,685	325,915
Net deferred tax asset (liability)	$(31,623)	$65,492
The Company had current tax receivables of $9,670,000 and $23,605,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had foreign net operating loss carryforwards of $420,000, which expire beginning in 2014. The Company had provided a valuation allowance against the unutilized foreign tax credits which were fully utilized in the 2010 federal tax return. The reduction in the valuation relates primarily to the full utilization of the foreign tax credit carryforward. At December 31, 2011, the Company had no deferred tax assets for which a valuation allowance is required. The statute of limitations has closed for the Company’s tax returns through December 31, 2004. The 2005 calendar year statute of limitations remains open as a result of the carry back of capital losses from the 2008 tax year, and the 2006 calendar year statue of limitations remains open as a result of the carry back of capital losses from the 2008 and 2009 tax years.
The realization of the deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

(18)	Dividends from Subsidiaries and Statutory Financial Information (Unaudited)
The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 2012, the maximum amount of dividends which can be paid without such approval is approximately $417 million. Combined net income and policyholders’ surplus of the Company’s consolidated insurance subsidiaries, as determined in accordance with statutory accounting practices, are as follows:

(Dollars in thousands)	2011	2010	2009
Net income	$417,441	$574,181	$407,449
Policyholders’ surplus	$4,107,745	$4,154,654	$3,859,086
The significant variances between statutory accounting practices and GAAP are that for statutory purposes bonds are carried at amortized cost, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus.
The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. As of December 31, 2011, all of the Company’s insurance subsidiaries had an RBC amount above the authorized control level RBC, as defined by the NAIC. The Company has guaranteed that the RBC levels of certain subsidiaries will remain above their authorized control levels.

(19)	Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

(Amounts in thousands)	2011	2010	2009
Basic	139,688	148,752	160,357
Diluted	145,672	155,081	166,574
Treasury shares have been excluded from average outstanding shares from the date of acquisition. The difference in calculating basic and diluted net income per share is attributable entirely to the dilutive effect of stock-based compensation plans.
Changes in shares of common stock outstanding, net of treasury shares, are presented below. Shares of common stock issued and outstanding do not include shares related to unissued restricted stock units and unexercised stock options.

(Amounts in thousands)	2011	2010	2009
Balance, beginning of year	141,010	156,552	161,467
Shares issued	2,702	2,272	1,467
Shares repurchased	(6,192)	(17,814)	(6,382)
Balance, end of year	137,520	141,010	156,552

(20)	Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010:

	2011		2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,312,037	$11,330,910	$11,209,154	$11,215,317
Equity securities available for sale	443,439	443,439	561,053	561,053
Arbitrage trading account	397,312	397,312	359,192	359,192
Loans receivable	263,187	245,169	353,583	312,515
Cash and cash equivalents	911,742	911,742	642,952	642,952
Trading accounts receivable from brokers and clearing organizations	318,240	318,240	339,235	339,235
Due from broker	10,875	10,875	—	—

Liabilities:
Trading account securities sold but not yet purchased	62,514	62,514	53,494	53,494
Junior subordinated debentures	242,997	258,400	242,784	249,900
Senior notes and other debt	1,500,503	1,587,473	1,500,419	1,570,057
The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics. The fair value of the senior notes and other debt and the junior subordinated debentures is determined based on spreads for similar securities.

(21) Lease Obligations

The Company and its subsidiaries use office space and equipment under leases expiring at various dates. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. The Company also has an investment in a commercial office building that has a long-term land lease. Future minimum lease payments, without provision for sublease income, are: $34,635,000 in 2012; $31,177,000 in 2013; $26,808,000 in 2014; $22,646,000 in 2015 and $173,015,000 thereafter. Rental expense was $33,003,000, $29,936,000 and $28,067,000 for 2011, 2010 and 2009, respectively.

(22) Commitments, Litigation and Contingent Liabilities

The Company's subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance and reinsurance businesses. The Company's estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and the Company does not believe that the ultimate outcome of such matters will have a material adverse effect on its financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company's financial condition and results of operations.

At December 31, 2011, the Company had commitments to invest up to $328 million in certain investment funds.

(23) Stock Incentive Plan

The Company has not issued any stock options under its stock incentive plan since 2004. All outstanding options are vested and exercisable. The following table summarizes stock option information:

	2011		2010		2009
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Outstanding at beginning of year	3,503,384	$10.42	5,700,552	$9.53	6,566,377	$9.06
Exercised	2,185,952	10.05	2,191,260	8.11	860,074	5.93
Cancelled	3,375	10.07	5,908	10.07	5,751	10.85
Outstanding at year end	1,314,057	$11.04	3,503,384	$10.42	5,700,552	$9.53
_______________________________________

(1)	Weighted average exercise price.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life (in years)	Weighted Average Price
$0 to $10.00	412,078	0.60	$10.07
$10.01 to $17.62	901,979	0.32	11.48
Total	1,314,057	0.41	$11.04
Pursuant to the stock incentive plan, the Company may also issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2011:

(Dollars in thousands)	2011	2010	2009
RSUs granted and unvested at beginning of period:	4,945,375	3,713,025	4,971,231
Granted	107,500	2,310,650	119,500
Vested	(576,050)	(916,750)	(1,287,943)
Cancelled	(105,850)	(161,550)	(89,763)
RSUs granted and unvested at end of period:	4,370,975	4,945,375	3,713,025
Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2011, 2,641,177 shares related to vested RSUs had been deferred.
The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2011:

(Dollars in thousands)	2011	2010	2009
Unearned compensation at beginning of year	$76,139	$46,801	$68,503
RSUs granted, net of cancellations	2,832	58,462	2,783
RSUs expensed	(27,566)	(27,035)	(24,988)
RSUs forfeiture adjustment	5,910	(2,089)	503
Unearned compensation at end of year	$57,315	$76,139	$46,801

(24)	Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary’s profitability. Employees become eligible to participate in the profit sharing plans on the first day of the month following the first full three months in which they are employed. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. The Company’s foreign subsidiaries provide pension benefits in accordance with local regulations. Profit sharing expense was $27 million, $29 million, and $25 million in 2011, 2010 and 2009, respectively.

The Company has a Long-Term Incentive Compensation Plan (“LTIP”) that provides for incentive compensation to key executives based on the growth in the Company’s book value per share over a five year period. There are 193,600 units outstanding from the 2011 grant with a maximum value of $48.4 million, of which $5.6 million was earned by December 31, 2011. There are 158,500 units outstanding from the 2008 grant with a maximum value of $39.6 million, of which $17.3 million was earned over the four years ended December 31, 2011. The 2006 grant earned $30.7 million during the five years ended December 31, 2010, and fully paid in 2011.
The following table summarizes the LTIP expense for the three years ended December 31, 2011:

(Dollars in thousands)	2011	2010	2009
2006 grant	$—	$5,119	$3,816
2008 grant	4,597	5,070	3,747
2011 grant	5,644	—	—
Total	$10,241	$10,189	$7,563

(25) Retirement Benefits

The Company has an unfunded noncontributory defined benefit plan that covers its chief executive officer and chairman of the board. The plan provides that the benefits payments shall commence on the earliest of (i) January 2, 2014, (ii) the date of death or (iii) a change in control of the Company. The discount rate used to derive the projected benefit obligation and related retirement expense was 4.36% in 2011 and 5.24% in 2010. The discount rate assumption used to determine the benefit obligation is based on a yield curve approach. Under this approach, a weighted average yield is determined from a hypothetical portfolio of AA rated bonds. Following is a summary of the projected benefit obligation as of December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Projected benefit obligation:
Beginning of year	$51,828	$45,889
Interest cost	2,716	2,675
Actuarial loss	2,243	3,264
End of year	$56,787	$51,828

Following is a summary of the amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Net actuarial loss	$10,007	$9,093
Prior service cost	12,035	15,059
Net pension asset	$22,042	$24,152
The components of net periodic pension benefit cost are as follows:

(Dollars in thousands)	2011	2010	2009
Components of net periodic benefit cost:
Interest cost	$2,716	$2,675	$2,631
Amortization of unrecognized:
Prior service costs	3,023	3,023	3,023
Net actuarial loss	1,330	424	—
Net periodic pension cost	$7,069	$6,122	$5,654
The changes in plan assets and projected benefit obligation recognized in other comprehensive income (loss) are as follows:

(Dollars in thousands)	2011	2010
Changes in plan assets and projected benefit obligation:
Net actuarial loss	$2,243	$3,264
Amortization of:
Net actuarial loss	(1,330)	(424)
Prior service costs	(3,023)	(3,023)
Total recognized in other comprehensive income (loss)	$(2,110)	$(183)

The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into periodic benefit cost during 2012 are $2,197,000 and $3,023,000, respectively.

(26) Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(Dollars in thousands)	2011	2010	2009
Amortization of deferred policy acquisition costs	$1,034,400	$917,217	$903,154
Other underwriting expenses	398,532	397,266	345,309
Service company expenses	75,231	72,372	78,331
Net foreign currency (gains) losses	(1,884)	2,126	4,213
Other costs and expenses	115,050	107,381	109,831
Total	$1,621,329	$1,496,362	$1,440,838

(27)	Industry Segments
The Company’s operations are presently conducted in five segments of the insurance business: Specialty, Regional, Alternative Markets, Reinsurance and International.

Our Specialty lines companies underwrite risks within the excess and surplus lines market and on an admitted basis. The risks are highly complex, often unique exposures that typically fall outside the underwriting guidelines of the standard insurance market or are best served by specialized knowledge of a particular industry. The Specialty lines of business include premises operations, commercial automobile, property, products liability and professional liability lines. The customers in this segment are highly diverse. Business is conducted through 20 operating units, each delivering their products through a variety of distribution channels, depending on the customer base and particular risks insured.

Our Regional companies provide insurance products and services that meet the specific needs of each regionally differentiated customer base by developing expertise in the niches that drive local communities. They provide commercial insurance products to customers primarily in 45 states and the District of Columbia. Key clients of this segment are small-to-mid-sized businesses and state and local governmental entities. The Regional business is sold through a network of non-exclusive independent agents who are compensated on a commission basis. Our Regional operating units are organized geographically in order to provide them with the flexibility to adapt quickly to local market conditions and customer needs.

Our Alternative Markets operating units offer insurance products, analytical tools and risk management services such as loss control and claims management that enable clients to select their risk tolerance and manage it appropriately. These units specialize in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms for clients such as commercial and governmental entity employers, employer groups, insurers, and other groups or entities seeking alternative ways to manage their exposure to risks. In addition to providing insurance products, the Alternative Markets segment also provides a wide variety of fee-based services, including claims, administrative and consulting services.

Our Reinsurance companies provide other insurance companies and self-insureds with assistance in managing their net risk through reinsurance on either a portfolio basis, through treaty reinsurance, or on an individual basis, through facultative reinsurance.

Our International operating units write business in almost 40 countries worldwide, with branches or offices in 15 locations outside the United States, including the United Kingdom, Continental Europe, South America, Australia, the Asia Pacific region, Scandinavia and Canada. In each of our international operating territories, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our international businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.
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

	Revenues
(Dollars in thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
December 31, 2011:
Specialty	$1,442,748	$175,289	$2,704	$1,620,741	$292,759	$211,871
Regional	1,065,975	75,404	4,112	1,145,491	32,382	30,331
Alternative markets	612,558	121,360	86,031	819,949	146,030	109,859
Reinsurance	426,008	91,871	—	517,879	83,251	65,422
International	613,578	42,882	—	656,460	40,084	26,055
Corporate, other and eliminations(1)	—	19,545	250,438	269,983	(201,704)	(130,382)
Net investment gains	—	—	125,481	125,481	125,481	81,647
Consolidated	$4,160,867	$526,351	$468,766	$5,155,984	$518,283	$394,803
December 31, 2010:
Specialty	$1,288,373	$180,063	$3,130	$1,471,566	$296,645	$214,769
Regional	1,066,922	82,411	3,114	1,152,447	117,353	86,325
Alternative markets	608,191	123,309	79,173	810,673	178,607	131,126
Reinsurance	419,356	103,079	—	522,435	129,922	97,015
International	452,740	32,794	—	485,534	21,174	14,838
Corporate, other and eliminations(1)	—	8,869	215,964	224,833	(196,977)	(131,660)
Net investment gains	—	—	56,581	56,581	56,581	36,874
Consolidated	$3,835,582	$530,525	$357,962	$4,724,069	$603,305	$449,287
December 31, 2009:
Specialty	$1,354,355	$125,351	$3,560	$1,483,266	$220,906	$167,732
Regional	1,116,871	57,530	2,725	1,177,126	106,078	80,031
Alternative markets	597,932	83,719	87,032	768,683	162,875	121,993
Reinsurance	411,511	75,505	—	487,016	86,358	70,675
International	325,180	26,767	—	351,947	22,719	14,676
Corporate, other and eliminations(1)	—	10,136	191,412	201,548	(178,298)	(121,176)
Net investment losses	—	—	(38,408)	(38,408)	(38,408)	(24,874)
Consolidated	$3,805,849	$379,008	$246,321	$4,431,178	$382,230	$309,057
Identifiable assets by segment were as follows (dollars in thousands):

December 31,	2011	2010
Specialty	$6,180,996	$5,854,256
Regional	2,534,875	2,616,238
Alternative markets	4,050,949	3,801,597
Reinsurance	2,734,277	2,972,988
International	1,576,707	1,391,604
Corporate, other and eliminations(1)	1,409,927	891,864
Consolidated	$18,487,731	$17,528,547
_______________________________________

(1)	Corporate, other and eliminations represent corporate revenues and expenses, net investment gains and losses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

(Dollars in thousands)	2011	2010	2009
Specialty
Other liability	$454,582	$384,799	$449,120
Property	237,762	212,164	199,746
Professional liability	229,281	200,219	173,201
Commercial automobile	141,800	129,505	189,501
Products liability	96,794	112,072	131,713
Other	282,529	249,614	211,074
Total specialty	1,442,748	1,288,373	1,354,355
Regional
Commercial multi peril	394,168	389,997	405,552
Commercial automobile	289,098	301,290	322,445
Workers’ compensation	219,639	214,857	229,066
Other	163,070	160,778	159,808
Total regional	1,065,975	1,066,922	1,116,871
Alternative Markets
Primary workers’ compensation	271,173	260,508	242,259
Excess workers’ compensation	164,173	216,647	252,196
Accident and health	105,128	57,915	36,414
Other liability	28,960	24,726	23,412
Other	43,124	48,395	43,651
Total alternative markets	612,558	608,191	597,932
Reinsurance
Casualty	307,051	307,474	323,479
Property	118,957	111,882	88,032
Total reinsurance	426,008	419,356	411,511
International
Professional liability	90,871	88,997	84,101
Property	151,177	80,105	26,119
Reinsurance	104,851	74,047	56,454
Automobile	72,723	69,875	64,969
Workers’ compensation	73,823	57,802	46,698
Other liability	52,189	38,344	25,736
Other	67,944	43,570	21,103
Total international	613,578	452,740	325,180
Total	$4,160,867	$3,835,582	$3,805,849

(28)	Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial data (in thousands except per share data):

	2011
Three Months Ended	March 31	June 30	September 30	December 31
Revenues	$1,234,351	$1,270,949	$1,279,731	$1,370,953
Net income	116,487	83,082	77,308	117,926
Net income per share(1)
Basic	0.83	0.59	0.56	0.86
Diluted	0.79	0.56	0.53	0.82

	2010
Three Months Ended	March 31	June 30	September 30	December 31
Revenues	$1,153,547	$1,163,068	$1,176,112	$1,231,342
Net income	118,610	110,207	93,619	126,851
Net income per share(1)
Basic	0.77	0.73	0.64	0.88
Diluted	0.74	0.70	0.61	0.85
_______________________________________

(1)
Net income per share (“EPS”) in each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters EPS does not necessarily equal the full-year EPS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

During the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited W. R. Berkley Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP

New York, New York
February 28, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Index to Financial Statements

The schedules to the consolidated financial statements listed below should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The exhibits filed as part of this report are listed on pages 97 and 101 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ William R. Berkley
William R. Berkley, Chairman of the Board and Chief Executive Officer
February 28, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Chairman of the Board and
William R. Berkley	Chief Executive Officer	February 28, 2012
Principal executive officer

/s/ W. Robert Berkley, Jr.	President, Chief Operating Officer
W. Robert Berkley, Jr.	and Director	February 28, 2012

/s/ Ronald E. Blaylock	Director
Ronald E. Blaylock		February 28, 2012

/s/ Mark E. Brockbank	Director
Mark E. Brockbank		February 28, 2012

/s/ George G. Daly	Director
George G. Daly		February 28, 2012

/s/ Mary C. Farrell	Director
Mary C. Farrell		February 28, 2012

/s/ Rodney A. Hawes, Jr.	Director
Rodney A. Hawes, Jr.		February 28, 2012

/s/ Jack H. Nusbaum	Director
Jack H. Nusbaum		February 28, 2012

/s/ Mark L. Shapiro	Director
Mark L. Shapiro		February 28, 2012

/s/ Eugene G. Ballard	Senior Vice President and
Eugene G. Ballard	Chief Financial Officer	February 28, 2012
(Principal financial officer and principal accounting officer)

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

(3.4)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 5, 2011).

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

(4.4)
Fourth Supplemental Indenture, dated as of May 9, 2005, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Qarterly rRport on Form 10-Q (File No. 1-15200) filed with the Commission on August 2, 2005).

(4.5)
Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.25% Senior Notes due 2037, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 1, 2007).

(4.6)
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

(4.7)
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

(4.8)
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

(10.12)	Form of 2011 Performance Unit Award Agreement under the W. R. Berkley Corporation 2009 Long-Term Incentive Plan.

(10.13)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2009 Proxy Statement (File No. 1-15202) filed with the Commission on April 17, 2009).

(10.14)	Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 21, 2011.

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(21)
Following is a list of the Company’s significant subsidiaries and other operating entities. Subsidiaries of subsidiaries are indented and the parent of each such corporation owns 100% of the outstanding voting securities of such corporation except as noted below.

	Jurisdiction of Incorporation	Percentage owned by the Company (1)
Berkley International, LLC (2)	New York	100%
Berkley Surety Group, Inc.	Delaware	100%
J/I Holding Corporation:	Delaware	100%
Admiral Insurance Company	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc. (3)	Delaware	100%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	100%
Carolina Casualty Insurance Company	Iowa	100%
Berkley Assurance Company	Iowa	100%
Clermont Insurance Company	Iowa	100%
Nautilus Insurance Company	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Signet Star Holdings, Inc.	Delaware	100%
Berkley Insurance Company	Delaware	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	New Hampshire	100%
Berkley National Insurance Company	Iowa	100%
Berkley Regional Specialty Insurance Company	Delaware	100%
American Mining Insurance Company, Inc.	Alabama	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Iowa	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company	Delaware	100%
Preferred Employers Insurance Company	California	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%
_______________________________________

(1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent is indicated by an indentation, and its percentage ownership is as indicated in this column.

(2)
Berkley International, LLC is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (2%), Admiral Insurance Company (35%), Berkley Regional Insurance Company (14%), Nautilus Insurance Company (14%) and Berkley Insurance Company (35%).

(3)	Berkley London Holdings, Inc. is held by Admiral Insurance Company (66.7%) and Berkley Insurance Company (33.3%).

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
Under date of February 28, 2012, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, as contained in the Annual Report on Form 10-K for the year ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
KPMG LLP

New York, New York
February 28, 2012

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)
(Amounts in thousands)

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$270,637	$29,476
Fixed maturity securities available for sale at fair value (cost $244,921 and $244,804 at December 31, 2011 and 2010, respectively)	247,537	246,275
Equity securities available for sale, at fair value (cost $0 in 2011 and 2010)	81,811	109,748
Investment in subsidiaries	5,389,531	5,261,686
Deferred Federal income taxes	—	80,861
Current Federal income taxes	15,137	19,163
Property, furniture and equipment at cost, less accumulated depreciation	6,595	6,431
Other assets	6,951	7,969
Total assets	$6,018,199	$5,761,609
Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$141,492	$189,499
Other liabilities	146,823	161,666
Deferred Federal income taxes	12,283	—
Junior subordinated debentures	242,997	242,784
Senior notes	1,466,178	1,464,784
Total liabilities	2,009,773	2,058,733
Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	941,109	935,099
Retained earnings (including accumulated undistributed net income of subsidiaries of $3,384,149 and $3,309,411 at December 31, 2011 and 2010, respectively)	4,546,232	4,194,684
Accumulated other comprehensive income	354,851	276,563
Treasury stock, at cost	(1,880,790)	(1,750,494)
Total stockholders’ equity	4,008,426	3,702,876
Total liabilities and stockholders’ equity	$6,018,199	$5,761,609
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)
(Amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Management fees and investment income including dividends from subsidiaries of $502,327, $405,917 and $150,545 for the years ended December 31, 2011, 2010 and 2009, respectively	$514,057	$411,623	$159,361
Net investment gains (losses)	45,962	(1,891)	20,961
Other income	96	158	206
Total revenues	560,115	409,890	180,528
Operating costs and expense	118,922	117,658	88,276
Interest expense	111,184	105,510	87,054
Income before federal income taxes	330,009	186,722	5,198
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	79,200	28,377	117,133
Federal income tax expense on a consolidated return basis	(89,144)	(138,389)	(58,644)
Net benefit (expense)	(9,944)	(110,012)	58,489
Income before undistributed equity in net income of subsidiaries	320,065	76,710	63,687
Equity in undistributed net income of subsidiaries	74,738	372,577	245,370
Net income	$394,803	$449,287	$309,057
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)
(Amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$394,803	$449,287	$309,057
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(45,962)	1,891	(20,961)
Depreciation and amortization	4,905	3,963	2,279
Equity in undistributed earnings of subsidiaries	(74,738)	(372,577)	(245,370)
Tax payments received from subsidiaries	139,011	106,284	103,356
Federal income taxes provided by subsidiaries on a separate return basis	(79,200)	(28,377)	(117,133)
Stock incentive plans	27,176	26,318	24,078
Change in:
Federal income taxes	56,542	29,332	62,753
Other assets	(542)	16,430	(381)
Other liabilities	(6,747)	11,467	11,661
Accrued investment income	1,559	(2,776)	(137)
Other, net	277	—	(603)
Net cash from operating activities	417,084	241,242	128,599
Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	70,665	164,920	29,355
Proceeds from maturities and prepayments of fixed maturity securities	165,158	85,695	47,133
Proceeds from sales of equity securities	47,735	3	17,897
Cost of purchases of fixed maturity securities	(240,536)	(195,646)	(353,944)
Investment in funds	—	—	5,204
Investments in and advances to subsidiaries, net	(3,867)	(18,685)	(29,179)
Change in balance due to security broker	(5,983)	(8,500)	14,483
Net additions to real estate, furniture & equipment	(643)	(1,212)	(224)
Other, net	—	—	1
Net cash from (used in) investing activities	32,529	26,575	(269,274)
Cash from (used in) financing activities:
Net proceeds from issuance of senior notes	—	296,636	297,461
Net proceeds from stock options exercised	21,966	17,730	5,426
Repayment of senior notes	—	(150,000)	—
Purchase of common treasury shares	(187,163)	(471,007)	(147,144)
Cash dividends to common stockholders	(43,255)	(49,348)	(28,843)
Other, net	—	—	—
Net cash from (used in) financing activities	(208,452)	(355,989)	126,900
Net decrease in cash and cash equivalents	241,161	(88,172)	(13,775)
Cash and cash equivalents at beginning of year	29,476	117,648	131,423
Cash and cash equivalents at end of year	$270,637	$29,476	$117,648
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

W. R. Berkley Corporation
Condensed Financial Information of Registrant,Continued
December 31, 2011
Note to Condensed Financial Statements (Parent Company)
The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2010 and 2009 financial statements as originally reported to conform them to the presentation of the 2011 financial statements.
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

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2011, 2010 and 2009
(Amounts in thousands)

	Deferrred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Cost and Expenses	Net Premiums Written
December 31, 2011
Specialty	$147,245	$3,306,535	$822,186	$1,442,748	$175,289	$857,223	$312,230	$158,529	$1,554,516
Regional	139,519	1,370,748	530,171	1,065,975	75,404	725,195	302,149	85,764	1,064,507
Alternative markets	34,928	2,506,424	287,246	612,558	121,360	442,721	99,938	131,260	619,097
Reinsurance	58,143	1,523,210	207,956	426,008	91,871	262,286	130,354	41,989	430,329
International	68,960	630,217	342,016	613,578	42,882	370,940	189,729	55,707	688,919
Corporate and adjustments	—	—	—	—	19,545	—	—	113,680	—
Total	$448,795	$9,337,134	$2,189,575	$4,160,867	$526,351	$2,658,365	$1,034,400	$586,929	$4,357,368
December 31, 2010
Specialty	$122,440	$3,186,769	$693,358	$1,288,373	$180,063	$750,831	$263,279	$160,811	$1,311,831
Regional	139,289	1,378,936	530,672	1,066,922	82,411	647,986	293,690	93,418	1,044,347
Alternative markets	33,471	2,355,007	261,858	608,191	123,309	410,873	92,364	128,829	582,045
Reinsurance	56,834	1,591,397	203,430	419,356	103,079	220,230	129,508	42,775	401,239
International	53,908	504,440	264,403	452,740	32,794	279,947	138,376	46,037	511,464
Corporate and adjustments	—	—	—	—	8,869	—	—	314,841	—
Total	$405,942	$9,016,549	$1,953,721	$3,835,582	$530,525	$2,309,867	$917,217	$786,711	$3,850,926
December 31, 2009
Specialty	$116,234	$3,210,479	$662,972	$1,354,355	$125,351	$838,894	$297,388	$126,078	$1,260,451
Regional	142,249	1,440,158	554,426	1,116,871	57,530	686,093	289,973	94,982	1,081,100
Alternative markets	34,443	2,221,488	287,031	597,932	83,719	378,961	89,432	137,415	589,637
Reinsurance	60,219	1,787,006	225,209	411,511	75,505	238,075	127,446	35,137	423,425
International	38,215	412,540	198,790	325,180	26,767	194,684	98,915	35,629	375,482
Corporate and adjustments	—	—	—	—	10,136	—	—	291,857	—
Total	$391,360	$9,071,671	$1,928,428	$3,805,849	$379,008	$2,336,707	$903,154	$721,098	$3,730,095
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2011, 2010 and 2009
(Amounts in thousands, other than percentages)

	Premiums Written
	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2011:
Specialty	$1,774,871	$263,828	$43,473	$1,554,516	2.8%
Regional	1,143,706	84,855	5,656	1,064,507	0.5
Alternative markets	760,339	208,059	66,817	619,097	10.8
Reinsurance	5,179	22,841	447,991	430,329	104.1
International	685,997	140,362	143,284	688,919	20.8
Total	$4,370,092	$719,945	$707,221	$4,357,368	16.2%
Year ended December 31, 2010:
Specialty	$1,492,589	$214,025	$33,267	$1,311,831	2.5%
Regional	1,155,970	115,789	4,166	1,044,347	0.4
Alternative markets	619,832	120,672	82,885	582,045	14.2
Reinsurance	3,803	24,058	421,494	401,239	105.0
International	516,057	90,607	86,014	511,464	16.8
Total	$3,788,251	$565,151	$627,826	$3,850,926	16.3%
Year ended December 31, 2009:
Specialty	$1,443,728	$203,754	$20,477	$1,260,451	1.6%
Regional	1,217,365	148,686	12,421	1,081,100	1.1
Alternative markets	567,767	75,112	96,982	589,637	16.4
Reinsurance	8,638	32,544	447,331	423,425	105.6
International	362,338	63,249	76,393	375,482	20.3
Total	$3,599,836	$523,345	$653,604	$3,730,095	17.5%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2011, 2010 and 2009
(Amounts in thousands)

	Opening Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2011:
Premiums and fees receivable	$19,483	$6,158	$(7,975)	$17,666
Due from reinsurers	3,098	71	—	3,169
Deferred federal and foreign income taxes	2,328	—	(2,328)	—
Loan loss reserves	19,675	889	(759)	19,805
Total	$44,584	$7,118	$(11,062)	$40,640
Year ended December 31, 2010:
Premiums and fees receivable	$19,733	$5,013	$(5,263)	$19,483
Due from reinsurers	4,430	—	(1,332)	3,098
Deferred federal and foreign income taxes	2,226	102	—	2,328
Loan loss reserves	13,583	6,232	(140)	19,675
Total	$39,972	$11,347	$(6,735)	$44,584
Year ended December 31, 2009:
Premiums and fees receivable	$18,423	$9,593	$(8,283)	$19,733
Due from reinsurers	4,895	—	(465)	4,430
Deferred federal and foreign income taxes	3,113	—	(887)	2,226
Loan loss reserves	684	12,899	—	13,583
Total	$27,115	$22,492	$(9,635)	$39,972

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2011, 2010 and 2009
(Amounts in thousands)

	2011	2010	2009
Deferred policy acquisition costs	$448,795	$405,942	$391,360
Reserves for losses and loss expenses	9,337,134	9,016,549	9,071,671
Unearned premium	2,189,575	1,953,721	1,928,428
Premiums earned	4,160,867	3,835,582	3,805,849
Net investment income	526,351	530,525	379,008
Losses and loss expenses incurred:
Current year	2,791,860	2,509,933	2,518,849
Prior years	(181,282)	(253,248)	(234,008)
Loss reserve discount accretion	47,787	53,182	51,866
Amortization of deferred policy acquisition costs	1,034,400	917,217	903,154
Paid losses and loss expenses	2,486,998	2,453,077	2,333,631
Net premiums written	4,357,368	3,850,926	3,730,095

See accompanying Report of Independent Registered Public Accounting Firm.