Form 10-Q
period 2012-03-31
BERKLEY W R CORP
filed 2012-05-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of April 30, 2012: 138,325,721

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities	$11,554,209	$11,312,037
Equity securities available for sale	489,220	443,439
Arbitrage trading account	344,892	397,312
Investment funds	679,689	680,638
Loans receivable	357,121	263,187
Real estate	355,254	342,905
Total investments	13,780,385	13,439,518
Cash and cash equivalents	1,082,407	911,742
Premiums and fees receivable	1,307,237	1,206,204
Due from reinsurers	1,242,270	1,215,679
Accrued investment income	132,745	133,776
Prepaid reinsurance premiums	274,706	258,271
Deferred policy acquisition costs	377,600	364,937
Real estate, furniture and equipment	268,229	262,275
Goodwill	90,172	90,172
Trading account receivables from brokers and clearing organizations	382,479	318,240
Current federal and foreign income taxes	—	9,670
Other assets	195,402	193,389
Total assets	$19,133,632	$18,403,873
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,394,152	$9,337,134
Unearned premiums	2,311,187	2,189,575
Due to reinsurers	268,288	241,204
Trading account securities sold but not yet purchased	71,386	62,514
Current federal and foreign income taxes	53,046	—
Deferred federal and foreign income taxes	1,701	2,835
Other liabilities	801,855	866,229
Junior subordinated debentures	243,050	242,997
Senior notes and other debt	1,853,512	1,500,503
Total liabilities	14,998,177	14,442,991
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 138,274,272 and 137,520,019 shares, respectively	47,024	47,024
Additional paid-in capital	938,417	941,109
Retained earnings	4,615,439	4,491,162
Accumulated other comprehensive income	393,259	354,851
Treasury stock, at cost, 96,843,646 and 97,597,899 shares, respectively	(1,867,223)	(1,880,790)
Total stockholders’ equity	4,126,916	3,953,356
Noncontrolling interests	8,539	7,526
Total equity	4,135,455	3,960,882
Total liabilities and equity	$19,133,632	$18,403,873

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2012	2011
REVENUES:
Net premiums written	$1,203,526	$1,083,303
Change in net unearned premiums	(103,875)	(100,806)
Net premiums earned	1,099,651	982,497
Net investment income	157,619	146,126
Insurance service fees	23,877	22,173
Net investment gains:
Net realized gains on investment sales	43,477	29,284
Change in valuation allowance, net of other-than-temporary impairments	4,014	—
Net investment gains	47,491	29,284
Revenues from wholly-owned investees	49,675	53,887
Other income	392	384
Total revenues	1,378,705	1,234,351
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	679,472	607,095
Other operating costs and expenses	431,779	386,129
Expenses from wholly-owned investees	51,330	53,816
Interest expense	28,821	28,117
Total operating costs and expenses	1,191,402	1,075,157
Income before income taxes	187,303	159,194
Income tax expense	(52,071)	(43,599)
Net income before noncontrolling interests	135,232	115,595
Noncontrolling interests	86	(5)
Net income to common stockholders	$135,318	$115,590
NET INCOME PER SHARE:
Basic	$0.98	$0.82
Diluted	0.94	0.78

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Net income before noncontrolling interests	$135,232	$115,595
Other comprehensive income (loss):
Change in unrealized foreign exchange gains	15,583	10,860
Unrealized holding gains (losses) on investment securities arising during the period, net of taxes	53,106	(6,217)
Reclassification adjustment for net investment losses included in net income, net of taxes	(31,082)	(18,790)
Change in unrecognized pension obligation, net of taxes	824	704
Other comprehensive income (loss)	38,431	(13,443)
Comprehensive income	173,663	102,152
Comprehensive income to the noncontrolling interest	63	51
Comprehensive income to common stockholders	$173,726	$102,203

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$941,109	$935,099
Stock options exercised and restricted stock units issued, net of tax	(10,139)	(15,977)
Restricted stock units expensed	7,447	6,468
End of period	$938,417	$925,590
RETAINED EARNINGS:
Beginning of period	$4,491,162	$4,143,207
Net income to common stockholders	135,318	115,590
Dividends	(11,041)	(9,913)
End of period	$4,615,439	$4,248,884
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$430,419	$334,747
Unrealized gains (losses) on securities not other-than-temporarily impaired	20,868	(25,110)
Unrealized gains on other-than-temporarily impaired securities	1,133	159
End of period	452,420	309,796
Currency translation adjustments:
Beginning of period	(61,239)	(42,488)
Net change in period	15,583	10,860
End of period	(45,656)	(31,628)
Net pension asset:
Beginning of period	(14,329)	(15,696)
Net change in period	824	704
End of period	(13,505)	(14,992)
Total accumulated other comprehensive income	$393,259	$263,176
TREASURY STOCK:
Beginning of period	$(1,880,790)	$(1,750,494)
Stock exercised/vested	20,099	28,533
Stock repurchased	(6,532)	(23,303)
End of period	$(1,867,223)	$(1,745,264)
NONCONTROLLING INTERESTS:
Beginning of period	$7,526	$6,980
Contributions	1,076	264
Net income (loss)	(86)	5
Other comprehensive income (loss), net of tax	23	(56)
End of period	$8,539	$7,193
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FROM (USED IN) OPERATING ACTIVITIES:
Net income to common stockholders	$135,318	$115,590
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(47,491)	(29,284)
Depreciation and amortization	22,212	22,079
Noncontrolling interests	(86)	5
Investment funds	(27,624)	(15,812)
Stock incentive plans	7,447	6,468
Change in:
Arbitrage trading account	(2,946)	(6,532)
Premiums and fees receivable	(97,077)	(88,106)
Reinsurance accounts	(16,857)	(142,848)
Deferred policy acquisition costs	(11,483)	(21,333)
Deferred income taxes	(13,600)	(9)
Reserves for losses and loss expenses	47,443	143,704
Unearned premiums	115,434	152,731
Other liabilities	(36,928)	(81,210)
Net cash from (used in) operating activities	73,762	55,443
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	295,134	395,115
Proceeds from sale of equity securities	32,575	63,232
Distributions from (contributions to) investment funds	24,744	(79,410)
Proceeds from maturities and prepayments of fixed maturity securities	408,647	407,780
Purchase of fixed maturity securities	(872,588)	(835,804)
Purchase of equity securities	(68,652)	(24,694)
Real estate purchased	(5,611)	(58,098)
Change in loans receivable	(93,934)	4,809
Net additions to real estate, furniture and equipment	(15,055)	(11,884)
Change in balances due to security brokers	16,146	74,986
Payment for business purchased, net of cash acquired	—	(11,060)
Net cash from (used in) investing activities	(278,594)	(75,028)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of debt	354,315	—
Net proceeds from stock options exercised	3,428	13,217
Repayment of debt	(1,684)	(3,672)
Cash dividends to common stockholders	—	(9,911)
Purchase of common treasury shares	—	(23,303)
Other, net	10,446	15,703
Net cash from (used in) financing activities	366,505	(7,966)
Net impact on cash due to change in foreign exchange rates	8,992	14,750
Net change in cash and cash equivalents	170,665	(12,801)
Cash and cash equivalents at beginning of year	911,742	642,952
Cash and cash equivalents at end of period	$1,082,407	$630,151
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Reclassifications have been made in the 2011 financial statements as originally reported to conform to the presentation of the 2012 financial statements.
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Basic	137,814	141,177
Diluted	143,411	147,425

(3) Recent Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board (" FASB") issued guidance regarding the treatment of costs associated with acquiring or renewing insurance contracts. This guidance modified the definition of the types of costs that can be capitalized and specifies that the costs must be directly related to the successful acquisition of a new or renewed insurance contract. The Company adopted this guidance effective January 1, 2012 and retrospectively adjusted its previously issued financial statements.

A summary of the impact of the adoption of this new guidance is shown below (dollars in thousands except per share amounts):

	Previously Reported	As Adjusted
At December 31, 2011:
Deferred policy acquisition costs	$448,795	$364,937
Deferred tax liability	31,623	2,835
Stockholders' equity	4,008,426	3,953,356

For the three months ended March 31, 2011:
Other operating costs and expenses	$384,831	$386,129
Income before income taxes	160,492	159,194
Federal and foreign income taxes	(44,000)	(43,599)
Net income	116,487	115,590

Basic net income per share	$0.83	$0.82
Diluted net income per share	0.79	0.78
The impact of applying this guidance retrospectively was a reduction in stockholders' equity of $51 million as of December 31, 2010.

In May 2011, the FASB issued guidance related to measuring and disclosing fair values. The Company's adoption of the updated guidance effective January 1, 2012 resulted in a change in the presentation of the Company's consolidated financial statements but did not have any impact on the Company's results of operations, financial position or liquidity.

In June 2011, the FASB issued guidance relating to the presentation of the components of net income and other comprehensive income. The Company's adoption of the updated guidance effective January 1, 2012 resulted in a change in the presentation of the Company's consolidated financial statements but did not have any impact on the Company's results of operations, financial position or liquidity.

All recently issued but not yet effective accounting and reporting guidance is either not applicable to the Company or is not expected to have a material impact on the Company.

(4) Statements of Cash Flow
Interest payments were $45,358,000 and $44,927,000 and income taxes paid were $3,249,000 and $7,330,000 in the three months ended March 31, 2012 and 2011, respectively.

(5) Investments in Fixed Maturity Securities
At March 31, 2012 and December 31, 2011, investments in fixed maturity securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2012
Held to maturity:
State and municipal	$75,473	$12,129	$—	$87,602	$75,473
Residential mortgage-backed	35,223	5,757	—	40,980	35,223
Corporate	4,996	645	—	5,641	4,996
Total held to maturity	115,692	18,531	—	134,223	115,692
Available for sale:
U.S. government and government agency	951,785	74,897	(420)	1,026,262	1,026,262
State and municipal	4,971,415	308,993	(18,600)	5,261,808	5,261,808
Mortgage-backed securities:
Residential (1)	1,380,703	55,984	(11,365)	1,425,322	1,425,322
Commercial	103,852	6,185	(1,185)	108,852	108,852
Corporate	2,487,439	146,865	(24,024)	2,610,280	2,610,280
Foreign	963,007	44,260	(1,274)	1,005,993	1,005,993
Total available for sale	10,858,201	637,184	(56,868)	11,438,517	11,438,517
Total investments in fixed maturity securities	$10,973,893	$655,715	$(56,868)	$11,572,740	$11,554,209
December 31, 2011
Held to maturity:
State and municipal	$74,354	$12,546	$—	$86,900	$74,354
Residential mortgage-backed	35,759	5,610	—	41,369	35,759
Corporate	4,996	717	—	5,713	4,996
Total held to maturity	115,109	18,873	—	133,982	115,109
Available for sale:
U.S. government and government agency	906,924	69,920	(351)	976,493	976,493
State and municipal	5,031,275	308,345	(16,550)	5,323,070	5,323,070
Mortgage-backed securities:
Residential (1)	1,416,427	75,635	(15,894)	1,476,168	1,476,168
Commercial	105,383	4,054	(1,018)	108,419	108,419
Corporate	2,328,200	132,311	(36,087)	2,424,424	2,424,424
Foreign	850,838	42,165	(4,649)	888,354	888,354
Total available for sale	10,639,047	632,430	(74,549)	11,196,928	11,196,928
Total investments in fixed maturity securities	$10,754,156	$651,303	$(74,549)	$11,330,910	$11,312,037
___________

(1)
Gross unrealized losses for residential mortgage-backed securities include $5,926,000 and $7,668,000 as of March 31, 2012 and December 31, 2011, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$746,923	$757,854
Due after one year through five years	3,193,375	3,352,319
Due after five years through ten years	2,586,044	2,798,238
Due after ten years	2,927,773	3,089,175
Mortgage-backed securities	1,519,778	1,575,154
Total	$10,973,893	$11,572,740
At March 31, 2012, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(6) Investments in Equity Securities Available for Sale
At March 31, 2012 and December 31, 2011, investments in equity securities available for sale were as follows:

(Dollars in thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2012
Common stocks	$253,900	$112,072	$(735)	$365,237	$365,237
Preferred stocks	122,679	8,027	(6,723)	123,983	123,983
Total	$376,579	$120,099	$(7,458)	$489,220	$489,220
December 31, 2011
Common stocks	$209,210	$113,660	$(2,888)	$319,982	$319,982
Preferred stocks	133,183	5,139	(14,865)	123,457	123,457
Total	$342,393	$118,799	$(17,753)	$443,439	$443,439

(7) Arbitrage Trading Account
At March 31, 2012 and December 31, 2011, the fair value and carrying value of the arbitrage trading account were $345 million and $397 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.

(8) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents, loans receivable and real estate	$119,288	$120,941
Investment funds	27,623	16,387
Arbitrage trading account and funds	6,481	5,215
Equity securities available for sale	3,150	3,264
Real estate	2,176	1,172
Gross investment income	158,718	146,979

Investment expense	(1,099)	(853)
Net investment income	$157,619	$146,126

(9) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Losses) from Investment Funds
	March 31,	December 31	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011	2012	2011
Real estate	$377,854	$373,413	$8,655	$3,492
Energy	110,330	98,974	17,938	13,359
Arbitrage	59,778	58,008	1,770	1,880
Other	131,727	150,243	(740)	(2,344)
Total	$679,689	$680,638	$27,623	$16,387

(10) Real Estate

Real estate is directly owned property held for investment. At March 31, 2012, real estate consists of two office buildings in London, including one in operation and one under development, and a long-term ground lease in Washington D.C. Future minimum rental income expected on operating leases relating to real estate held for investment is $1,421,000 in 2012, $1,464,000 in 2013, $1,508,000 in 2014, $1,553,000 in 2015, $1,600,000 in 2016 and $331,476,000 thereafter.

(11) Loans Receivable
Loans receivable are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Total loans receivable, at cost	$357,121	$263,187

Valuation allowance:
Specific	$10,465	$19,041
General	2,444	764
Total	$10,465	$19,805

Impaired loans:
With a specific valuation allowance, at cost	$12,693	$29,702
Without a valuation allowance, at cost	30,357	30,357
Unpaid principal balance	53,048	93,922

For the Three Months Ended March 31,	2012	2011
Decrease in valuation allowance	$6,896	$—
Loans receivable charged off	85	—

Loans receivable in non-accrual status were $13 million and $30 million at March 31, 2012 and December 31, 2011, respectively. If these loans had been current, additional interest income of $0.2 million and $0.1 million would have been recognized in accordance with their original terms for the three months ended March 31, 2012 and 2011, respectively.
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
The Company's seven largest loans receivable, which have an aggregate amortized cost of $225 million and an aggregate fair value of $208 million at March 31, 2012, are secured by commercial real estate located primarily in New York City, California, Hawaii and Boston. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through March 2016. As part of the evaluation process, the Company reviews certain credit quality indicators for these loans. The Company utilizes an internal risk rating system to assign a risk to each of its commercial loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower's financial condition and performance with respect to loan terms, the Company's position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, two loans with an aggregate cost basis of $41 million were considered to be impaired at March 31, 2012. For each of these loans, a determination was made as to the amount of loss in the event of a default and whether the loss is probable. The results of the determination were considered in connection with the valuation allowance noted above. An additional credit quality indicator is the debt service coverage ratio, which compares a property's net operating income to the borrower's principal and interest payments. At March 31, 2012, each of the seven largest loans referred to above had a debt service coverage ratio greater than 3.0, except one that is lower due to a recent and temporary rate abatement.

(12) Realized and Unrealized Investment Gains (Losses)
Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Realized investment gains:
Fixed maturity securities:
Gains	$14,955	$5,880
Losses	(543)	(1,493)
Equity securities available for sale	26,238	23,932
Other	1,517	—
Sales of investment funds	1,310	965
Change in valuation allowance, net of other-than -temporary impairments (1)	4,014	—
Total net investment gains before income taxes	47,491	29,284
Income tax expense	(16,409)	(10,494)
Total net investment gains	$31,082	$18,790

Change in unrealized gains (losses) of available for sale securities:
Fixed maturity securities	$19,422	$(29,287)
Less non-credit portion of OTTI recognized in other comprehensive income	1,743	244
Equity securities available for sale	11,595	(12,385)
Investment funds	1,677	3,374
Total change in unrealized gains (losses) before income taxes and noncontrolling interests	34,437	(38,054)
Income tax expense (benefit)	(12,413)	13,047
Noncontrolling interests	(23)	56
Total change in net unrealized gains	$22,001	$(24,951)

____________
(1) Represents reduction of valuation allowance of $7 million, net of other-than-temporary-impairment of $3 million.

(13) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at March 31, 2012 and December 31, 2011 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2012
U.S. government and agency	$37,262	$420	$—	$—	$37,262	$420
State and municipal	157,870	4,768	163,499	13,832	321,369	18,600
Mortgage-backed securities	211,782	1,736	90,061	10,814	301,843	12,550
Corporate	294,902	2,138	110,709	21,886	405,611	24,024
Foreign	186,669	1,230	8,336	44	195,005	1,274
Fixed maturity securities	888,485	10,292	372,605	46,576	1,261,090	56,868
Common stocks	47,310	735	—	—	47,310	735
Preferred stocks	26,116	79	39,395	6,644	65,511	6,723
Equity securities	73,426	814	39,395	6,644	112,821	7,458
Total	$961,911	$11,106	$412,000	$53,220	$1,373,911	$64,326

December 31, 2011
U.S. government and agency	$24,668	$169	$4,800	$182	$29,468	$351
State and municipal	131,417	827	183,205	15,723	314,622	16,550
Mortgage-backed securities	172,729	2,439	94,243	14,473	266,972	16,912
Corporate	341,764	8,327	125,654	27,760	467,418	36,087
Foreign	197,560	4,078	7,159	571	204,719	4,649
Fixed maturity securities	868,138	15,840	415,061	58,709	1,283,199	74,549
Common stocks	47,098	2,888	—	—	47,098	2,888
Preferred stocks	23,782	125	45,314	14,740	69,096	14,865
Equity securities	70,880	3,013	45,314	14,740	116,194	17,753
Total	$939,018	$18,853	$460,375	$73,449	$1,399,393	$92,302
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2012 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	14	$84,813	$4,241
Corporate	6	11,763	2,619
State and municipal	4	32,835	3,667
Foreign	1	1,219	22
Unrealized loss $5 million or more:
Mortgage-backed securitiy (1)	1	17,251	5,571
Total	26	$147,881	$16,120
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

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the three months ended March 31, 2012 and 2011, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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

(14) Fair Value Measurements
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
Preferred Stocks – At March 31, 2012, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $66 million and a gross unrealized loss of $7 million. Two of those preferred stocks with an aggregate fair value of $17 million and a gross unrealized loss of $4 million were rated non-investment grade. Based upon management’s view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At March 31, 2012, the Company owned five common stocks in an unrealized loss position with an aggregate fair value of $47 million and an aggregate unrealized loss of $0.7 million. The Company does not consider these common stocks to be OTTI.

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of March 31, 2012 and December 31, 2011 by Level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$1,026,262	$—	$1,026,262	$—
State and municipal	5,261,808	—	5,261,808	—
Mortgage-backed securities	1,534,174	—	1,534,174	—
Corporate	2,610,280	—	2,544,459	65,821
Foreign	1,005,993	—	1,005,993	—
Total fixed maturity securities available for sale	11,438,517	—	11,372,696	65,821
Equity securities available for sale:
Common stocks	365,237	363,828	—	1,409
Preferred stocks	123,983	—	120,802	3,181
Total equity securities available for sale	489,220	363,828	120,802	4,590
Arbitrage trading account	344,892	179,400	164,818	674
Total	$12,272,629	$543,228	$11,658,316	$71,085
Liabilities:
Securities sold but not yet purchased	$71,386	$62,924	$8,421	$41
December 31, 2011
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$976,493	$—	$976,493	$—
State and municipal	5,323,070	—	5,323,070	—
Mortgage-backed securities	1,584,587	—	1,584,587	—
Corporate	2,424,424	—	2,356,596	67,828
Foreign	888,354	—	888,354	—
Total fixed maturity securities available for sale	11,196,928	—	11,129,100	67,828
Equity securities available for sale:
Common stocks	319,982	318,423	—	1,559
Preferred stocks	123,457	—	111,154	12,303
Total equity securities available for sale	443,439	318,423	111,154	13,862
Arbitrage trading account	397,312	208,516	187,945	851
Total	$12,037,679	$526,939	$11,428,199	$82,541
Liabilities:
Securities sold but not yet purchased	$62,514	$62,493	$—	$21
There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2012 or during the year ended December 31, 2011.

The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2012 and for the year ended December 31, 2011:

		Gains (Losses) Included in
(Dollars in thousands)	Beginning Balance	Earnings	Other Comprehensive Income		Purchases		(Sales)	Maturities	Transfer in	Ending Balance
For the three months ended March 31, 2012:
Assets:
Fixed maturity securities available for sale:
Corporate	$67,828	$113	$1,294		$74		$—	$(3,488)	$—	$65,821
Total	67,828	113	1,294		74		—	(3,488)	—	65,821
Equity securities available for sale:
Common stocks	1,559	—	—		—		(150)	—	—	1,409
Preferred stocks	12,303	1,962	(1,751)		—		(9,333)	—	—	3,181
Total	13,862	1,962	(1,751)		—		(9,483)	—	—	4,590
Arbitrage trading account	851	(192)	—	—	—	—	—	—	15	674
Total	$82,541	$1,883	$(457)		$74		$(9,483)	$(3,488)	$15	$71,085
Liabilities:
Securities sold but not yet purchased	$21	$20	$—		$—		$—	$—	$—	$41

For the year ended December 31, 2011
Assets:
Fixed maturity securities available for sale:
Corporate	$88,063	$(454)	$(870)		$15,271		$(11,864)	$(22,318)	$—	$67,828
Total	88,063	(454)	(870)		15,271		(11,864)	(22,318)	—	67,828
Equity securities available for sale:
Common stocks	1,559	—	—		—		—	—	—	1,559
Preferred stocks	89,446	28,947	(30,865)		—		(75,225)	—	—	12,303
Total	91,005	28,947	(30,865)		—		(75,225)	—	—	13,862
Arbitrage trading account	3,187	572	—		269		(3,266)	—	89	851
Total	$182,255	$29,065	$(31,735)		$15,540		$(90,355)	$(22,318)	$89	$82,541
Liabilities:
Securities sold but not yet purchased	$—	$40	$—		$67		$(86)	$—	$—	$21
There were no significant transfers in or out of Level 3 during the three months ended March 31, 2012 or during the year ended December 31, 2011.

(15) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Written premiums:
Direct	$1,201,019	$1,076,847
Assumed	200,507	193,011
Ceded	(198,000)	(186,555)
Total net premiums written	$1,203,526	$1,083,303

Earned premiums:
Direct	$1,103,956	$972,525
Assumed	179,518	161,870
Ceded	(183,823)	(151,898)
Total net premiums earned	$1,099,651	$982,497

Ceded losses incurred	$85,277	$114,825
The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $3 million as of March 31, 2012 and December 31, 2011.

(16) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,554,209	$11,572,740	$11,312,037	$11,330,910
Equity securities available for sale	489,220	489,220	443,439	443,439
Arbitrage trading account	344,892	344,892	397,312	397,312
Loans receivable	357,121	339,365	263,187	245,169
Cash and cash equivalents	1,082,407	1,082,407	911,742	911,742
Trading account receivables from brokers and clearing organizations	382,479	382,479	318,240	318,240
Due from broker	—	—	10,875	10,875
Liabilities:
Trading account securities sold but not yet purchased	71,386	71,386	62,514	62,514
Due to broker	5,524	5,524	—	—
Junior subordinated debentures	243,050	252,000	242,997	258,400
Senior notes and other debt	1,853,512	1,992,665	1,500,503	1,587,473
The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques, as described in note 14 above. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes and other debt and the junior subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(17) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. Grants of RSUs are made periodically, generally twice within a five-year period. A summary of RSUs issued in the three months ended March 31, 2012 and 2011 follows (dollars in thousands):

	Units	Fair Value
Three months ended March 31:
2012	35,000	$1,218
2011	13,000	$387

(18) Industry Segments
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

	Revenues
(Dollars in thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
For the three months ended March 31, 2012:
Specialty	$387,110	$49,306	$618	$437,034	$68,261	$48,704
Regional	264,266	21,397	1,285	286,948	31,787	22,542
Alternative Markets	158,693	41,383	21,974	222,050	47,687	34,634
Reinsurance	106,338	25,884	—	132,222	27,697	20,278
International	183,244	13,134	—	196,378	19,640	9,324
Corporate and eliminations (1)	—	6,515	50,067	56,582	(55,260)	(31,246)
Net investment gains	—	—	47,491	47,491	47,491	31,082
Consolidated	$1,099,651	$157,619	$121,435	$1,378,705	$187,303	$135,318
For the three months ended March 31, 2011:
Specialty	$330,207	$50,286	$710	$381,203	$89,914	$63,995
Regional	261,517	21,507	1,021	284,045	24,435	18,257
Alternative Markets	148,337	34,755	20,445	203,537	41,537	30,836
Reinsurance	105,478	27,278	—	132,756	25,337	19,481
International	136,958	10,558	—	147,516	2,253	1,861
Corporate and eliminations (1)	—	1,742	54,268	56,010	(53,566)	(37,630)
Net investment gains	—	—	29,284	29,284	29,284	18,790
Consolidated	$982,497	$146,126	$105,728	$1,234,351	$159,194	$115,590

Identifiable assets by segment are as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Specialty	$6,223,195	$6,157,853
Regional	2,520,652	2,488,940
Alternative Markets	4,166,892	4,044,915
Reinsurance	2,761,580	2,732,489
International	1,700,414	1,569,749
Corporate and eliminations	1,760,899	1,409,927
Consolidated	$19,133,632	$18,403,873
___________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Specialty
Premises operations	$122,239	$101,310
Property	63,017	54,394
Professional liability	62,692	53,512
Commercial automobile	38,333	31,447
Products liability	25,433	23,402
Other	75,396	66,142
Total specialty	387,110	330,207
Regional
Commercial multiple peril	100,365	96,707
Commercial automobile	70,411	72,129
Workers’ compensation	53,733	53,567
Other	39,757	39,114
Total regional	264,266	261,517
Alternative Markets
Primary workers’ compensation	75,085	64,175
Excess workers’ compensation	35,593	43,733
Accident and health	30,647	24,048
Other liability	7,513	6,517
Other	9,855	9,864
Total alternative markets	158,693	148,337
Reinsurance
Casualty	76,877	76,686
Property	29,461	28,792
Total reinsurance	106,338	105,478
International
Professional liability	28,624	23,302
Property	37,590	31,643
Reinsurance	17,330	20,827
Automobile	30,735	17,969
Workers’ compensation	18,632	17,338
Other liability	21,591	11,306
Other	28,742	14,573
Total international	183,244	136,958
Total	$1,099,651	$982,497

(19) Commitments, Litigation and Contingent Liabilities

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

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2012 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information is not and should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments; effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of any legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Act of 2002, as amended; the ability of our reinsurers to pay reinsurance recoverables owed to us; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk relating to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain key personnel and qualified employees; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2012 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
An important part of our strategy is to form new operating units to capitalize on various business opportunities, with 21 of our 47 units formed since 2006. These newer units are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Norway, Australia, the Asia-Pacific region and South America. As a result, our international operations have become an increasingly important part of our business.
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
Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. Increased competition and the impact of the economic downturn also put pressure on policy terms and conditions. While prices began to increase in 2011, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. Recently, there have been increased signs of a hardening market, with the rate of price increases accelerating. With its investments in new businesses, the Company believes it is well-positioned to take advantage of new opportunities. Price changes are reflected in the Company’s results over time as premiums are earned.
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
Our net reserves for losses and loss expenses of approximately $8.2 billion as of March 31, 2012 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.4 billion, or 17%, of the Company’s net loss reserves as of March 31, 2012 relate to assumed reinsurance business. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31,	December 31,
	2012	2011
Specialty	$2,924,899	$2,905,759
Regional	1,274,092	1,283,764
Alternative Markets	2,002,967	1,986,111
Reinsurance	1,415,288	1,439,136
International	597,196	557,342
Net reserves for losses and loss expenses	8,214,442	8,172,112
Ceded reserves for losses and loss expenses	1,179,710	1,165,022
Gross reserves for losses and loss expenses	$9,394,152	$9,337,134
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2012
General liability	$929,216	$1,944,427	$2,873,643
Workers’ compensation	1,362,928	1,009,908	2,372,836
Commercial automobile	263,032	196,614	459,646
International	288,211	308,985	597,196
Other	193,932	301,901	495,833
Total primary	3,037,319	3,761,835	6,799,154
Reinsurance	586,679	828,609	1,415,288
Total	$3,623,998	$4,590,444	$8,214,442
December 31, 2011
General liability	$890,238	$1,974,361	$2,864,599
Workers’ compensation	1,353,328	992,775	2,346,103
Commercial automobile	275,198	195,323	470,521
International	277,857	279,485	557,342
Other	200,969	293,442	494,411
Total primary	2,997,590	3,735,386	6,732,976
Reinsurance	584,909	854,227	1,439,136
Total	$3,582,499	$4,589,613	$8,172,112
Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $879 million and $892 million as of March 31, 2012 and December 31, 2011, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2012	2011
Favorable (unfavorable) reserve development:
Specialty	$10,518	$38,344
Regional	4,214	9,061
Alternative markets	(662)	(3,608)
Reinsurance	9,211	5,073
International	1,893	2,442
Total favorable reserve development	25,174	51,312
Premium offsets(1):
Specialty	—	131
Alternative markets	—	(615)
Reinsurance	—	—
Net development	$25,174	$50,828
         _____________
(1) Represents portion of reserve development offset by additional or return premiums on retrospectively rated insurance policies and reinsurance agreements.
For the three months ended March 31, 2012, estimates for claims occurring in prior years decreased by $25 million. The favorable reserve development in 2012 was primarily attributable to accident years 2008 through 2010. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
Specialty - The majority of the favorable reserve development for the specialty segment during 2012 and 2011 was associated with excess and surplus (“E&S”) casualty business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than those that are charged in the “standard” market. Beginning in 2002, the E&S business began to experience improved claim frequency (i.e., a lower number of reported claims per unit of exposure). One reason for the lower number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was not expected at the time loss reserves were initially established. In addition, loss severity trends for E&S casualty business have been lower than we had initially expected for the 2005 to 2009 period. We began to recognize these trends in 2007 and have continued to reduce our estimates of ultimate claim costs since then as the magnitude of the frequency trends has become more evident. The favorable reserve development in 2012 was primarily attributable to accident years 2007 through 2010.
Regional - Favorable reserve development for the regional segment related to the casualty portion of commercial multi-peril business, partially offset by modest adverse development on workers' compensation business. The favorable development for commercial multi-peril business was for the 2007 and 2008 accident years and resulted mainly from lower loss emergence on known case reserves relative to historical levels.
Alternative Markets - The reserve development in the alternative markets segment reflected modest adverse reserve development for accident and health business, partially offset by a decrease in prior year losses for medical excess business.
Reinsurance - The favorable development for the reinsurance segment was related to umbrella and professional liability treaty business, facultative business and to business written through Lloyd’s of London. The favorable development for the segment was spread across underwriting years 2003 through 2011 and resulted from lower than expected reported losses. The favorable development on the earlier years (2003-2005) was related to facultative workers compensation business, while the development on the more recent years (2009-2011) was driven by Lloyd's of London business.
International - The favorable reserve development for the international segment was primarily related to property business written in 2010 by our Lloyd's syndicate and U. K. professional liability business written during 2008-2010.

Loss Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.3%. As of March 31, 2012, the aggregate blended discount rates ranged from 2.3% to 6.5%, with a weighted average discount rate of 4.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $879 million and $892 million as of March 31, 2012 and December 31, 2011, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $59 million and $64 million at March 31, 2012 and December 31, 2011, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of March 31, 2012:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	193	$1,200,670	$33,712
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	4	186	119
Twelve months and longer	9	60,234	23,037
Total	206	$1,261,090	$56,868
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2012 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	14	$84,813	$4,241
Corporate	6	11,763	2,619
State and municipal	4	32,835	3,667
Foreign	1	1,219	22
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	17,251	5,571
Total	26	$147,881	$16,120
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
Preferred Stocks – At March 31, 2012, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $66 million and a gross unrealized loss of $7 million. Two of those preferred stocks with an aggregate fair value of $17 million and a gross unrealized loss of $4 million were rated non-investment grade. Based upon managements' view of the underlying value of their securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At March 31, 2012, the Company owned five common stocks in an unrealized loss position with an aggregate fair value of $47 million and an aggregate unrealized loss of $0.7 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $13 million and $20 million at March 31, 2012 and December 31, 2011, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2012:

(Dollars in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,691,790	93.5%
Syndicate manager	114,102	1.0%
Directly by the Company based on:
Observable data	566,804	5.0%
Cash flow model	65,821	0.5%
Total	$11,438,517	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2012, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2012 and 2011. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2012	2011
Specialty
Gross premiums written	$450,621	$415,730
Net premiums written	389,528	358,117
Premiums earned	387,110	330,207
Loss ratio	61.5%	54.2%
Expense ratio	33.6%	33.8%
GAAP combined ratio	95.1%	88.0%
Regional
Gross premiums written	$313,584	$298,841
Net premiums written	290,199	279,624
Premiums earned	264,266	261,517
Loss ratio	59.0%	62.4%
Expense ratio	36.7%	36.3%
GAAP combined ratio	95.7%	98.7%
Alternative Markets
Gross premiums written	$274,229	$254,847
Net premiums written	203,216	200,554
Premiums earned	158,693	148,337
Loss ratio	72.6%	72.6%
Expense ratio	26.5%	26.2%
GAAP combined ratio	99.1%	98.8%
Reinsurance
Gross premiums written	$120,000	$112,564
Net premiums written	112,880	106,354
Premiums earned	106,338	105,478
Loss ratio	56.9%	62.6%
Expense ratio	41.3%	39.2%
GAAP combined ratio	98.2%	101.8%
International
Gross premiums written	$243,092	$187,876
Net premiums written	207,703	138,654
Premiums earned	183,244	136,958
Loss ratio	59.9%	66.5%
Expense ratio	37.7%	39.3%
GAAP combined ratio	97.6%	105.8%
Consolidated
Gross premiums written	$1,401,526	$1,269,858
Net premiums written	1,203,526	1,083,303
Premiums earned	1,099,651	982,497
Loss ratio	61.8%	61.8%
Expense ratio	34.7%	34.7%
GAAP combined ratio	96.5%	96.5%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2012 and 2011 (amounts in thousands, except per share data):

	2012	2011
Net income to common stockholders	$135,318	$115,590
Weighted average diluted shares	143,411	147,425
Net income per diluted share	$0.94	$0.78
The Company reported net income of $135 million in 2012 compared to $116 million in 2011. The increase in net income was primarily due to a increase in net investment gains of $14 million and in net investment income of $11 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2011.
Premiums. Gross premiums written were $1,402 million in 2012, an increase of 10% from $1,270 million in 2011. The majority of the increase was due to rate increases, with the balance from higher volumes. The increase in gross premiums written was primarily due to growth in our international and specialty business segments as a result of expansion into new geographic and product markets. Approximately 78% of policies expiring in 2012 were renewed, compared with a 79% renewal retention rate for policies expiring in 2011. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2012 increased by approximately 6.5%. Audit premiums were $22 million in 2012 compared with $11 million in 2011.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in the first quarter of 2012. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2012 compared with 2011 by line of business within each business segment follows:

•
Specialty premiums increased 8% to $451 million in 2012 from $416 million in 2011 primarily due to increased business in the energy and environmental markets. Gross premiums increased $14 million (11%) for other liability, $7 million (9%) for property lines, $6 million (14%) for commercial automobile, $1 million (4%) for products liability and $10 million (14%) for other lines. Gross premiums decreased $3 million (5%) for professional liability.

•
Regional gross premiums increased 5% to $314 million in 2012 from $299 million in 2011. Gross premiums increased $8 million (8%) for commercial multiple peril, $2 million (2%) for commercial automobile, $1 million (1%) for workers’ compensation and $4 million (8%) for other lines.

•
Alternative markets gross premiums increased 8% to $274 million in 2012 from $255 million in 2011. Excluding assigned risk plans, which are fully reinsured, gross premiums increased 3% to $223 million in 2012 from $216 million in 2011. Gross premiums increased $22 million (27%) for primary workers’ compensation, $7 million (30%) for accident and health products, and $2 million (24%) for other liability. Gross premiums decreased $21 million (26%) for excess workers' compensation and $3 million (17%) for other lines.

•
Reinsurance gross premiums increased 7% to $120 million in 2012 from $113 million in 2011. Gross premiums for casualty business were $80 million in 2012, unchanged from 2011. Gross premiums for property business were $40 million, an increase of $7 million (22%) from 2011.

•
International gross premiums increased 29% to $243 million in 2012 from $188 million in 2011. The increase was primarily due to an increase in business written by our Lloyd’s operation, our companies in Australia, and new insurance branches in Germany and Norway. Gross premiums increased $23 million (42%) for property lines, $14 million (72%) for automobile, $1 million (5%) for liability lines, $1 million (7%) for workers’ compensation and $24 million (112%) for other lines. Gross premium written declined $7 million (31%) for assumed reinsurance and $1 million (3%) for professional liability. When normalized to exclude the effect of changes in foreign rates, international gross premiums increased 36%.

Net premiums written were $1,204 million in 2012, an increase of 11% from $1,083 million in 2011. Ceded reinsurance premiums as a percentage of gross written premiums decreased to 14% in 2012 from 15% in 2011. The decrease in the percentage of business ceded was due to changes in the reinsurance terms and costs.
Premiums earned increased 12% to $1,100 million in 2012 from $982 million in 2011. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term. Premiums earned in 2012 are related to business written during both 2012 and 2011.

Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2012 and 2011:

	Amount		Average Annualized Yield
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities, including cash and cash equivalents and loans receivable	$119,288	$120,941	3.8%	4.0%
Arbitrage trading account	6,481	5,215	8.5	6.2
Investment funds	27,623	16,387	17.8	12.0
Equity securities available for sale	3,150	3,264	3.5	3.4
Real estate	2,176	1,172	2.5	16.1
Gross investment income	158,718	146,979	4.5%	4.4%
Investment expenses	(1,099)	(853)
Total	$157,619	$146,126	4.5%	4.3%
Net investment income increased 8% to $158 million in 2012 from $146 million in 2011. The increase in investment income was due to an increase in income from investment funds (which are reported on a one quarter lag). Average invested assets, at cost (including cash and cash equivalents) were $14.2 billion in 2012 and $13.5 billion in 2011.
Insurance Service Fees. The Company is a servicing carrier of worker's compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $24 million in 2012, up from $22 million in 2011, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $43 million in 2012 compared with $29 million in 2011.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. In 2012, the valuation allowance for mortgage loans decreased by $7.0 million. Other-than-temporary impairments were $3.0 million in 2012 compared with none in 2011.
Revenues from Wholly-Owned Investees. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees decreased to $50 million in 2012 from $54 million in 2011, primarily as a result of lower aircraft sales.
Losses and Loss Expenses. Losses and loss expenses increased to $679 million in 2012 from $607 million in 2011. The consolidated loss ratio was 61.8% in 2012 and in 2011. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $4 million in 2012 compared with $24 million in 2011, a decrease of 2.1 loss ratio points. Favorable prior year reserve development was $25 million in 2012 compared with $51 million in 2011, a difference of 2.9 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 0.8 points to 63.7% in 2012 from 64.5% in 2011. A summary of loss ratios in 2012 compared with 2011 by business segment follows:

•
Specialty - The loss ratio of 61.5% in 2012 was 7.3 points higher than the loss ratio of 54.2% in 2011. Favorable prior year reserve development was $11 million in 2012 compared with $39 million in 2011, a difference of 8.9 loss ratio points. The loss ratio excluding favorable prior year reserve development decreased 1.7 points to 64.2% in 2012 from 65.9% in 2011.

•
Regional - The loss ratio of 59.0% in 2012 was 3.4 points lower than the loss ratio of 62.4% in 2011. Catastrophe losses were $4 million in 2012 compared with $9 million in 2011, an decrease of 1.9 loss ratio points. Favorable prior year reserve development was $4 million in 2012 compared with $9 million in 2011, a difference of 1.9 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 3.4 points to 59.1% in 2012 from 62.5% in 2011 due to favorable pricing and loss cost trends.

•
Alternative Markets - The loss ratio was 72.6% in 2012 and in 2011. Unfavorable prior year reserve development was $1 million in 2012 compared with $4 million in 2011, a difference of 2.4 loss ratio points. The loss ratio excluding unfavorable prior year reserve development increased 2.4 points to 72.2% in 2012 from 69.8% in 2011.

•
Reinsurance - The loss ratio of 56.9% in 2012 was 5.7 points lower than the loss ratio of 62.6% in 2011. There were no catastrophe losses in 2012 compared to $4 million in 2011, a decrease of 4.2 loss ratio points. Favorable prior year reserve development was $9 million in 2012 compared with $5 million in 2011, a difference of 3.9 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 2.4 points to 65.5% in 2012 from 63.1% in 2011.

•
International - The loss ratio of 59.9% in 2012 was 6.6 points lower than the loss ratio of 66.5% in 2011. There were no catastrophe losses in 2012 compared with $11 million in 2011, a decrease of 8.1 loss ratio points. Favorable prior year reserve development was $1.9 million in 2012 and $2.4 million in 2011, a difference of 0.8 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 0.7 points to 60.9% in 2012 from 60.2% in 2011.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2012 and 2011:

(Dollars in thousands)	2012	2011
Underwriting expenses	$382,023	$340,483
Service expenses	19,592	17,329
Net foreign currency (gains) losses	(1,434)	520
Other costs and expenses	31,598	27,797
Total	$431,779	$386,129
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.7% in 2012 and 2011.
Service expenses, which represent the costs associated with the fee-based businesses, increased 13% to $20 million. The increase was due to an increase in general and administrative expenses.
Net foreign currency gains and losses result from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses, which represent general and administrative expenses that are not allocated to business segments, increased to $32 million in 2012 from $28 million in 2011.
Expenses from Wholly-Owned Investees. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $51 million in 2012 compared to $54 million in 2011 due to lower cost of aircraft sold as a result of lower sales volume.
Interest Expense. Interest expense was $29 million in 2012 compared with $28 million in 2011 due to the issuance of $350 million of 4.625% senior notes in March 2012.
Income Taxes. The effective income tax rate was 28% in 2012 compared to 27% in 2011. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a lower portion of the 2012 pre-tax income and as such had a lesser impact on the effective tax rate for 2012 compared with 2011.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $73.1 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $5.4 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.4 years at March 31, 2012 and 3.6 years at December 31, 2011. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2012 were as follows:

(Dollars in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$1,026,262	7.4%
State and municipal:
Special revenue	2,175,615	15.8%
Pre-refunded (1)	1,277,913	9.3%
State general obligation	946,343	6.9%
Local general obligation	476,284	3.4%
Corporate backed	461,126	3.3%
Total state and municipal	5,337,281	38.7%
Mortgage-backed securities:
Agency	1,113,765	8.1%
Residential-Prime	224,559	1.6%
Residential-Alt A	122,221	0.9%
Commercial	108,852	0.8%
Total mortgage-backed securities	1,569,397	11.4%
Corporate:
Industrial	1,304,343	9.5%
Financial	620,007	4.5%
Asset-backed	394,934	2.9%
Utilities	186,362	1.4%
Other	109,630	0.8%
Total corporate	2,615,276	19.0%
Foreign government and foreign government agencies	1,005,993	7.3%
Total fixed maturity securities	11,554,209	83.8%
Equity securities available for sale:
Common stocks	365,237	2.7%
Preferred stocks	123,983	0.9%
Total equity securities available for sale	489,220	3.6%

Investment funds	679,689	4.9%
Real estate	355,254	2.6%
Arbitrage trading account	344,892	2.5%
Loans receivable	357,121	2.6%
Total investments	$13,780,385	100.0%

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
At March 31, 2012, investments in foreign fixed maturity securities were as follows:

(Dollars in thousands)	Government	Corporate	Total
Australia	$168,538	$103,027	$271,565
United Kingdom	150,605	42,504	193,109
Canada	91,179	47,790	138,969
Germany	93,932	27,692	121,624
Argentina	93,411	—	93,411
Brazil	49,430	—	49,430
Supranational (1)	37,796	—	37,796
Norway	36,980	—	36,980
Switzerland	—	30,983	30,983
Finland	—	11,370	11,370
Netherlands	—	11,331	11,331
Singapore	4,736	—	4,736
Uruguay	3,261	—	3,261
New Zealand	1,428	—	1,428
Total	$731,296	$274,697	$1,005,993
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter-American Development Bank.
Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At March 31, 2012, the carrying value of investment funds was $680 million, including investments in real estate funds of $378 million and investments in energy funds of $110 million.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2012, real estate consists of two office buildings in London, including one in operation and one under development, and a long-term ground lease in Washington D. C.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $357 million and an aggregate fair value of $339 million at March 31, 2012. Amortized cost of these loans is net of a valuation allowance of $13 million as of March 31, 2012. The seven largest loans have an aggregate amortized cost of $225 million and an aggregate fair value of $208 million as of such date and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through March 2016. The loans are secured by office buildings (74%) and hotels (26%) located primarily in New York City, California, Hawaii and Boston.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.4 years at March 31, 2012 and 3.6 years at December 31, 2011. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $74 million in 2012 from $55 million in 2011. The increase in cash flow was due primarily to an increase in premium collections and a decrease in income taxes paid, partially offset by an increase in underwriting expenses paid. Paid losses as a percent of earned premiums were 58.5% in 2012 compared with 59.1% in 2011.

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

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 84% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2012. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At March 31, 2012, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $2,097 million and a face amount of $2,118 million. The maturities of the outstanding debt are $9 million in 2012, $201 million in 2013, $28 million in 2014, $200 million in 2015, $2 million in 2016, $450 million in 2019, $300 million in 2020, $427 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
Equity. At March 31, 2012, total common stockholders’ equity was $4.1 billion, common shares outstanding were approximately 138 million and stockholders’ equity per outstanding share was $29.85.
As further described in note 3 to the consolidated financial statements for the three months ended March 31, 2012, the Company adopted FASB guidance regarding deferred acquisition costs effective January 1, 2012. The impact of adopting this guidance was a reduction in common stockholders' equity of $55 million as of January 1, 2012.
Total Capital. Total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $6.2 billion at March 31, 2012. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 34% at March 31, 2012 and 30% at December 31, 2011.

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
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2012 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2012	—	$—	—	10,000,000
February 2012	169,080	36.11	—	10,000,000
March 2012	11,930	$35.69	—	10,000,000
(1) Represents shares withheld in connection with exercises of employee stock options.

Item 6. Exhibits

Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 7, 2012	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	May 7, 2012	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer