Form 10-Q
period 2012-06-30
BERKLEY W R CORP
filed 2012-08-08
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of July 31, 2012: 137,135,952

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities	$11,826,928	$11,312,037
Equity securities available for sale	561,785	443,439
Arbitrage trading account	419,249	397,312
Investment funds	728,505	680,638
Loans receivable	325,073	263,187
Real estate	360,787	342,905
Total investments	14,222,327	13,439,518
Cash and cash equivalents	1,012,220	911,742
Premiums and fees receivable	1,347,305	1,206,204
Due from reinsurers	1,270,036	1,215,679
Accrued investment income	135,702	133,776
Prepaid reinsurance premiums	305,689	258,271
Deferred policy acquisition costs	386,783	364,937
Real estate, furniture and equipment	264,413	262,275
Goodwill	87,865	87,865
Trading account receivables from brokers and clearing organizations	275,844	318,240
Current federal and foreign income taxes	—	9,670
Other assets	153,922	195,696
Total assets	$19,462,106	$18,403,873
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,488,668	$9,337,134
Unearned premiums	2,380,002	2,189,575
Due to reinsurers	299,220	241,204
Trading account securities sold but not yet purchased	40,520	62,514
Current federal and foreign income taxes	15,537	—
Deferred federal and foreign income taxes	31,665	2,835
Other liabilities	881,170	866,229
Junior subordinated debentures	243,102	242,997
Senior notes and other debt	1,865,380	1,500,503
Total liabilities	15,245,264	14,442,991
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 137,167,115 and 137,520,019 shares, respectively	47,024	47,024
Additional paid-in capital	944,263	941,109
Retained earnings	4,711,836	4,491,162
Accumulated other comprehensive income	416,355	354,851
Treasury stock, at cost, 97,950,803 and 97,597,899 shares, respectively	(1,911,694)	(1,880,790)
Total stockholders’ equity	4,207,784	3,953,356
Noncontrolling interests	9,058	7,526
Total equity	4,216,842	3,960,882
Total liabilities and equity	$19,462,106	$18,403,873

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Net premiums written	$1,190,991	$1,057,415	$2,394,517	$2,140,718
Change in net unearned premiums	(43,634)	(40,171)	(147,509)	(140,977)
Net premiums earned	1,147,357	1,017,244	2,247,008	1,999,741
Net investment income	161,250	149,072	318,869	295,198
Insurance service fees	27,036	25,035	50,913	47,208
Net investment gains:
Net realized gains on investment sales	24,286	23,290	67,763	52,574
Change in valuation allowance, net of other-than-temporary impairments	—	(400)	4,014	(400)
Net investment gains	24,286	22,890	71,777	52,174
Revenues from wholly-owned investees	55,434	56,134	105,109	110,021
Other income	384	574	776	958
Total revenues	1,415,747	1,270,949	2,794,452	2,505,300
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	731,202	674,276	1,410,674	1,281,371
Other operating costs and expenses	448,758	403,658	880,537	789,787
Expenses from wholly-owned investees	54,931	55,855	106,261	109,671
Interest expense	32,417	28,132	61,238	56,249
Total operating costs and expenses	1,267,308	1,161,921	2,458,710	2,237,078
Income before income taxes	148,439	109,028	335,742	268,222
Income tax expense	(39,535)	(26,908)	(91,606)	(70,507)
Net income before noncontrolling interests	108,904	82,120	244,136	197,715
Noncontrolling interests	(66)	64	20	59
Net income to common stockholders	$108,838	$82,184	$244,156	$197,774
NET INCOME PER SHARE:
Basic	$0.79	$0.58	$1.77	$1.40
Diluted	0.76	0.56	1.70	1.34

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income before noncontrolling interests	$108,904	$82,120	$244,136	$197,715
Other comprehensive income (loss):
Change in unrealized foreign exchange gains (losses)	(17,257)	(1,007)	(1,674)	9,853
Unrealized holding gains on investment securities arising during the period, net of taxes	55,385	92,271	108,491	86,054
Reclassification adjustment for net investment gains included in net income, net of taxes	(15,850)	(14,336)	(46,932)	(33,126)
Change in unrecognized pension obligation, net of taxes	823	707	1,647	1,411
Other comprehensive income	23,101	77,635	61,532	64,192
Comprehensive income	132,005	159,755	305,668	261,907
Comprehensive (income) loss to the noncontrolling interest	(71)	(4)	(8)	47
Comprehensive income to common stockholders	$131,934	$159,751	$305,660	$261,954

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2012	2011
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$941,109	$935,099
Stock options exercised and restricted stock units issued, net of tax	(12,092)	(23,936)
Restricted stock units expensed	14,792	12,524
Stock issued to directors	454	308
End of period	$944,263	$923,995
RETAINED EARNINGS:
Beginning of period	$4,491,162	$4,143,207
Net income to common stockholders	244,156	197,774
Dividends	(23,482)	(21,275)
End of period	$4,711,836	$4,319,706
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$430,419	$334,747
Unrealized gains on securities not other-than-temporarily impaired	60,275	53,342
Unrealized gains (losses) on other-than-temporarily impaired securities	1,256	(426)
End of period	491,950	387,663
Currency translation adjustments:
Beginning of period	(61,239)	(42,488)
Net change in period	(1,674)	9,853
End of period	(62,913)	(32,635)
Net pension asset:
Beginning of period	(14,329)	(15,696)
Net change in period	1,647	1,411
End of period	(12,682)	(14,285)
Total accumulated other comprehensive income	$416,355	$340,743
TREASURY STOCK:
Beginning of period	$(1,880,790)	$(1,750,494)
Stock exercised/vested	23,393	37,156
Stock repurchased	(54,878)	(59,159)
Stock issued to directors	581	564
End of period	$(1,911,694)	$(1,771,933)
NONCONTROLLING INTERESTS:
Beginning of period	$7,526	$6,980
Contributions	1,524	332
Net loss	(20)	(59)
Other comprehensive income, net of tax	28	12
End of period	$9,058	$7,265
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FROM (USED IN) OPERATING ACTIVITIES:
Net income to common stockholders	$244,156	$197,774
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(71,777)	(52,174)
Depreciation and amortization	47,147	33,179
Noncontrolling interests	(20)	(59)
Investment funds	(63,243)	(25,218)
Stock incentive plans	15,827	13,026
Change in:
Arbitrage trading account	(1,535)	(4,319)
Premiums and fees receivable	(139,183)	(148,144)
Reinsurance accounts	(46,182)	(71,887)
Deferred policy acquisition costs	(21,637)	(30,255)
Deferred income taxes	(4,244)	21,037
Reserves for losses and loss expenses	151,975	163,604
Unearned premiums	188,902	203,515
Other	12,225	(83,687)
Net cash from (used in) operating activities	312,411	216,392
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	370,902	707,598
Proceeds from sale of equity securities	70,274	100,837
Distributions from (contributions to) investment funds	23,090	(124,201)
Proceeds from maturities and prepayments of fixed maturity securities	922,961	774,127
Purchase of fixed maturity securities	(1,658,418)	(1,419,857)
Purchase of equity securities	(184,751)	(44,736)
Real estate purchased	(15,475)	(117,893)
Change in loans receivable	(61,886)	43,700
Net additions to real estate, furniture and equipment	(20,376)	(18,679)
Change in balances due to security brokers	38,700	73,311
Payment for business purchased, net of cash acquired	—	(8,579)
Net cash from (used in) investing activities	(514,979)	(34,372)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of debt	364,044	—
Net proceeds from stock options exercised	4,776	13,217
Repayment of debt	—	624
Cash dividends to common stockholders	(11,042)	(21,273)
Purchase of common treasury shares	(48,346)	(59,159)
Other, net	19,500	22,635
Net cash from (used in) financing activities	328,932	(43,956)
Net impact on cash due to change in foreign exchange rates	(25,886)	13,865
Net change in cash and cash equivalents	100,478	151,929
Cash and cash equivalents at beginning of year	911,742	642,952
Cash and cash equivalents at end of period	$1,012,220	$794,881
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic	138,181	141,637	137,997	141,408
Diluted	143,528	147,677	143,506	147,614

(3) Recent Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board ("FASB") issued guidance regarding the treatment of costs associated with acquiring or renewing insurance contracts. This guidance modified the definition of the types of costs that can be capitalized and specifies that the costs must be directly related to the successful acquisition of a new or renewed insurance contract. The Company adopted this guidance effective January 1, 2012 and retrospectively adjusted its previously issued financial statements.

A summary of the impact of the adoption of this new guidance is shown below (dollars in thousands except per share amounts):

	Previously Reported	As Adjusted
At December 31, 2011:
Deferred policy acquisition costs	$448,795	$364,937
Deferred tax liability	31,623	2,835
Stockholders' equity	4,008,426	3,953,356

For the Six Months Ended June 30, 2011:
Other operating costs and expenses	$787,190	$789,787
Income before income taxes	270,819	268,222
Federal and foreign income taxes	(71,309)	(70,507)
Net income	199,569	197,774

Basic net income per share	$1.41	$1.40
Diluted net income per share	1.35	1.34

For the Three Months Ended June 30, 2011:
Other operating costs and expenses	$402,359	$403,658
Income before income taxes	110,327	109,028
Federal and foreign income taxes	(27,309)	(26,908)
Net income	83,082	82,184

Basic net income per share	$0.59	$0.58
Diluted net income per share	0.56	0.56
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

(4) Statements of Cash Flow
Interest payments were $55,616,000 and $56,171,000 and income taxes paid were $68,118,000 and $37,516,000 in the six months ended June 30, 2012 and 2011, respectively.

(5) Investments in Fixed Maturity Securities
At June 30, 2012 and December 31, 2011, investments in fixed maturity securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2012
Held to maturity:
State and municipal	$76,626	$15,570	$—	$92,196	$76,626
Residential mortgage-backed	34,626	5,667	—	40,293	34,626
Corporate	4,996	685	—	5,681	4,996
Total held to maturity	116,248	21,922	—	138,170	116,248
Available for sale:
U.S. government and government agency	905,046	80,624	(126)	985,544	985,544
State and municipal	4,841,035	329,947	(16,273)	5,154,709	5,154,709
Mortgage-backed securities:
Residential (1)	1,408,119	55,356	(11,226)	1,452,249	1,452,249
Commercial	172,404	6,420	(105)	178,719	178,719
Corporate	2,763,032	169,660	(19,904)	2,912,788	2,912,788
Foreign	969,400	61,654	(4,383)	1,026,671	1,026,671
Total available for sale	11,059,036	703,661	(52,017)	11,710,680	11,710,680
Total investments in fixed maturity securities	$11,175,284	$725,583	$(52,017)	$11,848,850	$11,826,928
December 31, 2011
Held to maturity:
State and municipal	$74,354	$12,546	$—	$86,900	$74,354
Residential mortgage-backed	35,759	5,610	—	41,369	35,759
Corporate	4,996	717	—	5,713	4,996
Total held to maturity	115,109	18,873	—	133,982	115,109
Available for sale:
U.S. government and government agency	906,924	69,920	(351)	976,493	976,493
State and municipal	5,031,275	308,345	(16,550)	5,323,070	5,323,070
Mortgage-backed securities:
Residential (1)	1,416,427	75,635	(15,894)	1,476,168	1,476,168
Commercial	105,383	4,054	(1,018)	108,419	108,419
Corporate	2,328,200	132,311	(36,087)	2,424,424	2,424,424
Foreign	850,838	42,165	(4,649)	888,354	888,354
Total available for sale	10,639,047	632,430	(74,549)	11,196,928	11,196,928
Total investments in fixed maturity securities	$10,754,156	$651,303	$(74,549)	$11,330,910	$11,312,037
___________

(1)
Gross unrealized losses for residential mortgage-backed securities include $5,735,000 and $7,668,000 as of June 30, 2012 and December 31, 2011, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$865,253	$882,883
Due after one year through five years	3,287,781	3,463,096
Due after five years through ten years	2,494,584	2,719,280
Due after ten years	2,912,517	3,112,330
Mortgage-backed securities	1,615,149	1,671,261
Total	$11,175,284	$11,848,850
At June 30, 2012, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(6) Investments in Equity Securities Available for Sale
At June 30, 2012 and December 31, 2011, investments in equity securities available for sale were as follows:

(Dollars in thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2012
Common stocks	$337,557	$104,104	$(2,415)	$439,246	$439,246
Preferred stocks	120,105	11,391	(8,957)	122,539	122,539
Total	$457,662	$115,495	$(11,372)	$561,785	$561,785
December 31, 2011
Common stocks	$209,210	$113,660	$(2,888)	$319,982	$319,982
Preferred stocks	133,183	5,139	(14,865)	123,457	123,457
Total	$342,393	$118,799	$(17,753)	$443,439	$443,439

(7) Arbitrage Trading Account
At June 30, 2012 and December 31, 2011, the fair value and carrying value of the arbitrage trading account were $419 million and $397 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.

(8) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$119,835	$124,172	$239,123	$245,113
Investment funds	35,619	15,502	63,242	31,889
Arbitrage trading account	60	5,827	6,541	11,042
Equity securities available for sale	3,829	3,485	6,979	6,749
Real estate	3,348	1,172	5,524	2,344
Gross investment income	162,691	150,158	321,409	297,137

Investment expense	(1,441)	(1,086)	(2,540)	(1,939)
Net investment income	$161,250	$149,072	$318,869	$295,198

(9) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Losses) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Real estate	$381,907	$373,413	$11,290	$10,647
Energy	140,802	98,974	49,780	23,133
Arbitrage	57,346	58,008	(662)	354
Other	148,450	150,243	2,834	(2,245)
Total	$728,505	$680,638	$63,242	$31,889

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's financial statements. Subsequent to June 30, 2012, the Company received financial information for its investments in energy funds. The Company's share of net losses reported by energy funds for their second quarter of 2012 is estimated to be $20 million pre-tax, or $13 million after-tax. The Company will report this loss, together with the results for other investment funds, in the third quarter of 2012.

(10) Real Estate

Real estate is directly owned property held for investment. At June 30, 2012, real estate consists of two office buildings in London, including one in operation and one under development, and a long-term ground lease in Washington D.C. Future minimum rental income expected on operating leases relating to real estate held for investment is $1,418,000 in 2012, $1,460,000 in 2013, $1,504,000 in 2014, $1,549,000 in 2015, $1,596,000 in 2016 and $330,657,000 thereafter.

(11) Loans Receivable
Loans receivable are as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Total loans receivable	$325,073	$263,187

Valuation allowance:
Specific	$10,465	$19,041
General	2,567	764
Total	$13,032	$19,805

Impaired loans:
With a specific valuation allowance	$12,820	$29,702
Without a valuation allowance	30,431	30,357
Unpaid principal balance	53,250	93,922

For the Six Months Ended June 30,	2012	2011
Decrease in valuation allowance	$6,773	$—
Loans receivable charged off	85	—

For the Three Months Ended June 30,
Increase in valuation allowance	123	—
Loans receivable charged off	—	—

Loans receivable in non-accrual status were $13 million and $30 million at June 30, 2012 and December 31, 2011, respectively. If these loans had been current, additional interest income of $0.2 million and $0.2 million would have been recognized in accordance with their original terms for the six months ended June 30, 2012 and 2011, respectively.
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
The Company's six largest loans receivable, which have an aggregate amortized cost of $181 million and an aggregate fair value of $172 million at June 30, 2012, are secured by commercial real estate located primarily in New York City, California, Hawaii and Boston. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through March 2016. As part of the evaluation process, the Company reviews certain credit quality indicators for these loans. The Company utilizes an internal risk rating system to assign a risk to each of its commercial loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower's financial condition and performance with respect to loan terms, the Company's position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, two loans with an aggregate cost basis of $41 million were considered to be impaired at June 30, 2012. For each of these loans, a determination was made as to the amount of loss in the event of a default and whether the loss is probable. The results of the determination were considered in connection with the valuation allowance noted above. An additional credit quality indicator is the debt service coverage ratio, which compares a property's net operating income to the borrower's principal and interest payments. At June 30, 2012, each of the six largest loans referred to above had a debt service coverage ratio greater than 3.0, except one that is lower due to a recent and temporary rate abatement.

(12) Realized and Unrealized Investment Gains
Realized and unrealized investment gains are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Realized investment gains:
Fixed maturity securities:
Gains	$5,652	$8,957	$20,607	$14,837
Losses	(1,763)	(1,016)	(2,306)	(2,509)
Equity securities available for sale	18,188	14,289	44,426	38,221
Other	18	—	1,535	—
Sales of investment funds	2,191	1,060	3,501	2,025
Change in valuation allowance, net of other-than -temporary impairments (1)	—	(400)	4,014	(400)
Total net investment gains before income taxes	24,286	22,890	71,777	52,174
Income tax expense	(8,436)	(8,554)	(24,845)	(19,048)
Total net investment gains	$15,850	$14,336	$46,932	$33,126

Change in unrealized gains of available for sale securities:
Fixed maturity securities	$71,138	$101,205	$90,560	$71,918
Less non-credit portion of OTTI recognized in other comprehensive income	190	(900)	1,933	(656)
Equity securities available for sale	(8,518)	18,486	3,077	6,101
Investment funds	(2,651)	816	(974)	4,190
Total change in unrealized gains (losses) before income taxes and noncontrolling interests	60,159	119,607	94,596	81,553
Income tax expense (benefit)	(20,624)	(41,672)	(33,037)	(28,625)
Noncontrolling interests	(5)	(68)	(28)	(12)
Total change in net unrealized gains	$39,530	$77,867	$61,531	$52,916
_________
(1) For the six months ended June 30, 2012, this represents a valuation allowance reduction of $7 million, partially offset by an other-than-temporary impairment of $3 million.

(13) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at June 30, 2012 and December 31, 2011 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2012
U.S. government and agency	$18,412	$126	$—	$—	$18,412	$126
State and municipal	118,623	977	206,125	15,296	324,748	16,273
Mortgage-backed securities	281,422	2,358	62,418	8,973	343,840	11,331
Corporate	215,838	1,997	84,614	17,907	300,452	19,904
Foreign	103,524	4,112	7,959	271	111,483	4,383
Fixed maturity securities	737,819	9,570	361,116	42,447	1,098,935	52,017
Common stocks	62,293	2,415	—	—	62,293	2,415
Preferred stocks	23,302	1,485	38,567	7,472	61,869	8,957
Equity securities	85,595	3,900	38,567	7,472	124,162	11,372
Total	$823,414	$13,470	$399,683	$49,919	$1,223,097	$63,389

December 31, 2011
U.S. government and agency	$24,668	$169	$4,800	$182	$29,468	$351
State and municipal	131,417	827	183,205	15,723	314,622	16,550
Mortgage-backed securities	172,729	2,439	94,243	14,473	266,972	16,912
Corporate	341,764	8,327	125,654	27,760	467,418	36,087
Foreign	197,560	4,078	7,159	571	204,719	4,649
Fixed maturity securities	868,138	15,840	415,061	58,709	1,283,199	74,549
Common stocks	47,098	2,888	—	—	47,098	2,888
Preferred stocks	23,782	125	45,314	14,740	69,096	14,865
Equity securities	70,880	3,013	45,314	14,740	116,194	17,753
Total	$939,018	$18,853	$460,375	$73,449	$1,399,393	$92,302
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2012 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	10	$36,128	$2,362
Corporate	11	21,363	1,914
State and municipal	4	32,400	2,407
Foreign	5	9,339	2,092
Unrealized loss $5 million or more:
Mortgage-backed security (1)	1	17,058	5,359
Total	31	$116,288	$14,134
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

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the six months ended June 30, 2012 and 2011, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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
Preferred Stocks – At June 30, 2012, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $62 million and a gross unrealized loss of $9 million. Three of those preferred stocks with an aggregate fair value of $26 million and a gross unrealized loss of $6 million were rated non-investment grade. Based upon management’s view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At June 30, 2012, the Company owned five common stocks in an unrealized loss position with an aggregate fair value of $62 million and an aggregate unrealized loss of $2 million. The Company does not consider these common stocks to be OTTI.

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of June 30, 2012 and December 31, 2011 by Level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$985,544	$—	$985,544	$—
State and municipal	5,154,709	—	5,154,709	—
Mortgage-backed securities	1,630,968	—	1,630,968	—
Corporate	2,912,788	—	2,846,495	66,293
Foreign	1,026,671	—	1,026,671	—
Total fixed maturity securities available for sale	11,710,680	—	11,644,387	66,293
Equity securities available for sale:
Common stocks	439,246	437,837	—	1,409
Preferred stocks	122,539	—	119,695	2,844
Total equity securities available for sale	561,785	437,837	119,695	4,253
Arbitrage trading account	419,249	300,580	117,884	785
Total	$12,691,714	$738,417	$11,881,966	$71,331
Liabilities:
Securities sold but not yet purchased	$40,520	$39,411	$1,089	$20
December 31, 2011
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$976,493	$—	$976,493	$—
State and municipal	5,323,070	—	5,323,070	—
Mortgage-backed securities	1,584,587	—	1,584,587	—
Corporate	2,424,424	—	2,356,596	67,828
Foreign	888,354	—	888,354	—
Total fixed maturity securities available for sale	11,196,928	—	11,129,100	67,828
Equity securities available for sale:
Common stocks	319,982	318,423	—	1,559
Preferred stocks	123,457	—	111,154	12,303
Total equity securities available for sale	443,439	318,423	111,154	13,862
Arbitrage trading account	397,312	208,516	187,945	851
Total	$12,037,679	$526,939	$11,428,199	$82,541
Liabilities:
Securities sold but not yet purchased	$62,514	$62,493	$—	$21
There were no significant transfers between Levels 1 and 2 during the six months ended June 30, 2012 or during the year ended December 31, 2011.

The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2012 and for the year ended December 31, 2011:

		Gains (Losses) Included in
(Dollars in thousands)	Beginning Balance	Earnings	Other Comprehensive Income		Purchases		(Sales)	Maturities	Transfer in	Ending Balance
For the six months ended June 30, 2012:
Assets:
Fixed maturity securities available for sale:
Corporate	$67,828	$156	$4,244		$148		$—	$(6,083)	$—	$66,293
Total	67,828	156	4,244		148		—	(6,083)	—	66,293
Equity securities available for sale:
Common stocks	1,559	—	—		—		(150)	—	—	1,409
Preferred stocks	12,303	2,095	(2,088)		—		(9,466)	—	—	2,844
Total	13,862	2,095	(2,088)		—		(9,616)	—	—	4,253
Arbitrage trading account	851	(81)	—	—	—	—	—	—	15	785
Total	$82,541	$2,170	$2,156		$148		$(9,616)	$(6,083)	$15	$71,331
Liabilities:
Securities sold but not yet purchased	$21	$(1)	$—		$—		$—	$—	$—	$20

For the year ended December 31, 2011
Assets:
Fixed maturity securities available for sale:
Corporate	$88,063	$(454)	$(870)		$15,271		$(11,864)	$(22,318)	$—	$67,828
Total	88,063	(454)	(870)		15,271		(11,864)	(22,318)	—	67,828
Equity securities available for sale:
Common stocks	1,559	—	—		—		—	—	—	1,559
Preferred stocks	89,446	28,947	(30,865)		—		(75,225)	—	—	12,303
Total	91,005	28,947	(30,865)		—		(75,225)	—	—	13,862
Arbitrage trading account	3,187	572	—		269		(3,266)	—	89	851
Total	$182,255	$29,065	$(31,735)		$15,540		$(90,355)	$(22,318)	$89	$82,541
Liabilities:
Securities sold but not yet purchased	$—	$40	$—		$67		$(86)	$—	$—	$21
There were no significant transfers in or out of Level 3 during the six months ended June 30, 2012 or during the year ended December 31, 2011.

(15) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Written premiums:
Direct	$1,249,576	$1,094,879	$2,450,595	$2,171,726
Assumed	181,344	150,397	381,851	343,408
Ceded	(239,929)	(187,861)	(437,929)	(374,416)
Total net premiums written	$1,190,991	$1,057,415	$2,394,517	$2,140,718

Earned premiums:
Direct	$1,163,162	$1,020,606	$2,267,118	$1,993,131
Assumed	186,762	161,942	366,280	323,812
Ceded	(202,567)	(165,304)	(386,390)	(317,202)
Total net premiums earned	$1,147,357	$1,017,244	$2,247,008	$1,999,741

Ceded losses incurred	$109,142	$80,287	$194,419	$195,112
The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $2 million as of June 30, 2012 and December 31, 2011.

(16) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,826,928	$11,848,850	$11,312,037	$11,330,910
Equity securities available for sale	561,785	561,785	443,439	443,439
Arbitrage trading account	419,249	419,249	397,312	397,312
Loans receivable	325,073	316,204	263,187	245,169
Cash and cash equivalents	1,012,220	1,012,220	911,742	911,742
Trading account receivables from brokers and clearing organizations	275,844	275,844	318,240	318,240
Due from broker	—	—	10,875	10,875
Liabilities:
Trading account securities sold but not yet purchased	40,520	40,520	62,514	62,514
Due to broker	38,213	38,213	—	—
Junior subordinated debentures	243,102	244,400	242,997	258,400
Senior notes and other debt	1,865,380	2,040,509	1,500,503	1,587,473
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

(17) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. Grants of RSUs are made periodically, generally every other year. A summary of RSUs issued in the six months ended June 30, 2012 and 2011 follows:

(dollars in thousands)	Units	Fair Value
Six months ended June 30:
2012	99,050	$3,633
2011	42,000	$1,328

(18) Industry Segments
The Company’s operations are presently conducted in five segments of the insurance business: Specialty, Regional, Alternative Markets, Reinsurance and International.

Our Specialty lines companies underwrite risks within the excess and surplus lines market and on an admitted basis. The risks are highly complex, often unique exposures that typically fall outside the underwriting guidelines of the standard insurance market or are best served by specialized knowledge of a particular industry. The Specialty lines of business include premises operations, commercial automobile, property, products liability and professional liability lines. The customers in this segment are highly diverse. Operating units deliver their products through a variety of distribution channels, depending on the customer base and particular risks insured.

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

	Revenues
(Dollars in thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
For the three months ended June 30, 2012
Specialty	$408,142	$52,940	$593	$461,675	$76,466	$53,835
Regional	268,177	23,209	1,790	293,176	14,205	11,046
Alternative Markets	170,415	44,507	24,653	239,575	53,969	38,554
Reinsurance	109,515	25,439	—	134,954	25,927	18,827
International	191,108	14,206	—	205,314	15,309	6,088
Corporate and eliminations (1)	—	949	55,818	56,767	(61,723)	(35,362)
Net investment gains	—	—	24,286	24,286	24,286	15,850
Consolidated	$1,147,357	$161,250	$107,140	$1,415,747	$148,439	$108,838

For the three months ended June 30, 2011
Specialty	$349,943	$51,144	$691	$401,778	$77,109	$55,717
Regional	266,764	21,853	1,149	289,766	(16,042)	(8,037)
Alternative Markets	148,999	35,386	23,196	207,581	41,486	30,838
Reinsurance	105,836	26,311	—	132,147	25,336	19,346
International	145,702	11,393	—	157,095	11,248	6,742
Corporate and eliminations (1)	—	2,985	56,707	59,692	(52,999)	(36,758)
Net investment gains	—	—	22,890	22,890	22,890	14,336
Consolidated	$1,017,244	$149,072	$104,633	$1,270,949	$109,028	$82,184

For the six months ended June 30, 2012:
Specialty	$795,252	$102,246	$1,211	$898,709	$144,727	$102,539
Regional	532,443	44,606	3,075	580,124	45,992	33,588
Alternative Markets	329,108	85,890	46,627	461,625	101,656	73,188
Reinsurance	215,853	51,323	—	267,176	53,624	39,105
International	374,352	27,340	—	401,692	34,949	15,412
Corporate and eliminations (1)	—	7,464	105,885	113,349	(116,983)	(66,608)
Net investment gains	—	—	71,777	71,777	71,777	46,932
Consolidated	$2,247,008	$318,869	$228,575	$2,794,452	$335,742	$244,156
For the six months ended June 30, 2011:
Specialty	$680,150	$101,430	$1,401	$782,981	$167,023	$119,712
Regional	528,281	43,360	2,170	573,811	8,393	10,220
Alternative Markets	297,336	70,141	43,641	411,118	83,023	61,674
Reinsurance	211,314	53,589	—	264,903	50,673	38,827
International	282,660	21,951	—	304,611	13,501	8,603
Corporate and eliminations (1)	—	4,727	110,975	115,702	(106,565)	(74,388)
Net investment gains	—	—	52,174	52,174	52,174	33,126
Consolidated	$1,999,741	$295,198	$210,361	$2,505,300	$268,222	$197,774

Identifiable assets by segment are as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Specialty	$6,384,209	$6,157,853
Regional	2,536,206	2,488,940
Alternative Markets	4,220,272	4,044,915
Reinsurance	2,745,633	2,732,489
International	1,763,691	1,569,749
Corporate and eliminations	1,812,095	1,409,927
Consolidated	$19,462,106	$18,403,873
___________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Specialty
Premises operations	$128,590	$110,651	$250,829	$211,961
Property	70,818	60,718	133,835	115,112
Professional liability	62,469	55,497	125,161	109,009
Workers’ compensation	41,915	29,596	78,780	57,517
Commercial automobile	40,359	34,168	78,692	65,615
Products liability	25,854	23,500	51,287	46,902
Other	38,137	35,813	76,668	74,034
Total specialty	408,142	349,943	795,252	680,150
Regional
Commercial multiple peril	101,282	97,123	201,647	193,830
Commercial automobile	70,501	72,355	140,912	144,484
Workers’ compensation	55,882	54,902	109,615	108,469
Other	40,512	42,384	80,269	81,498
Total regional	268,177	266,764	532,443	528,281
Alternative Markets
Primary workers’ compensation	79,754	65,421	154,839	129,596
Excess workers’ compensation	35,279	43,169	70,872	86,902
Accident and health	36,593	23,060	67,240	47,108
Other liability	8,766	6,146	16,279	12,663
Other	10,023	11,203	19,878	21,067
Total alternative markets	170,415	148,999	329,108	297,336
Reinsurance
Casualty	75,178	75,926	152,055	152,612
Property	34,337	29,910	63,798	58,702
Total reinsurance	109,515	105,836	215,853	211,314
International
Automobile	29,606	26,097	60,274	54,251
Casualty reinsurance	28,095	16,294	56,308	33,067
Property	26,727	20,568	51,621	37,103
Professional liability	23,421	21,591	50,008	44,893
Primary workers’ compensation	19,898	18,258	38,516	35,596
Marine	21,225	11,895	37,384	21,563
Accident and health	16,235	10,857	28,062	20,521
Property reinsurance	8,721	5,328	20,031	9,382
Other liability	9,857	7,799	17,611	14,432
Fidelity and surety	7,323	7,015	14,537	11,852
Total international	191,108	145,702	374,352	282,660
Total	$1,147,357	$1,017,244	$2,247,008	$1,999,741

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
An important part of our strategy is to form new operating units to capitalize on various business opportunities, with 22 of our 48 units formed since 2006. These newer units are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Norway, Australia, the Asia-Pacific region and South America. As a result, our international operations have become an increasingly important part of our business.
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
Our net reserves for losses and loss expenses of approximately $8.3 billion as of June 30, 2012 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.4 billion, or 17%, of the Company’s net loss reserves as of June 30, 2012 relate to assumed reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30,	December 31,
	2012	2011
Specialty	$2,934,786	$2,905,759
Regional	1,287,975	1,283,764
Alternative Markets	2,028,677	1,986,111
Reinsurance	1,404,262	1,439,136
International	623,073	557,342
Net reserves for losses and loss expenses	8,278,773	8,172,112
Ceded reserves for losses and loss expenses	1,209,895	1,165,022
Gross reserves for losses and loss expenses	$9,488,668	$9,337,134
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2012
General liability	$951,025	$1,923,829	$2,874,854
Workers’ compensation	1,368,846	1,028,890	2,397,736
Commercial automobile	258,584	195,618	454,202
International	330,468	292,604	623,072
Other	203,879	320,768	524,647
Total primary	3,112,802	3,761,709	6,874,511
Reinsurance	587,613	816,649	1,404,262
Total	$3,700,415	$4,578,358	$8,278,773
December 31, 2011
General liability	$890,238	$1,974,361	$2,864,599
Workers’ compensation	1,353,328	992,775	2,346,103
Commercial automobile	275,198	195,323	470,521
International	277,857	279,485	557,342
Other	200,969	293,442	494,411
Total primary	2,997,590	3,735,386	6,732,976
Reinsurance	584,909	854,227	1,439,136
Total	$3,582,499	$4,589,613	$8,172,112
Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $872 million and $892 million as of June 30, 2012 and December 31, 2011, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Favorable (unfavorable) reserve development:
Specialty	$25,072	$61,136
Regional	8,937	15,009
Alternative markets	874	(7,145)
Reinsurance	18,001	14,362
International	(1,351)	2,902
Total favorable reserve development	51,533	86,264
Premium offsets(1):
Specialty	—	245
Alternative markets	—	(156)
International	3,228	—
Net development	$54,761	$86,353
         _____________
(1) Represents portion of reserve development offset by additional or return premiums on retrospectively rated insurance policies and reinsurance agreements.
For the six months ended June 30, 2012, estimates for claims occurring in prior years decreased by $52 million. The favorable reserve development in 2012 was primarily attributable to accident years 2008 through 2010. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
Specialty - The majority of the favorable reserve development for the specialty segment during 2012 and 2011 was associated with excess and surplus (“E&S”) casualty business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than those that are charged in the “standard” market. Beginning in 2002, the E&S business began to experience improved claim frequency (i.e., a lower number of reported claims per unit of exposure). One reason for the lower number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered, particularly for the Company’s building contractor business. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was not expected at the time loss reserves were initially established. In addition, loss severity trends for E&S casualty business have been lower than we had initially expected for the 2005 to 2009 period. We began to recognize these trends in 2007 and have continued to reduce our estimates of ultimate claim costs since then as the magnitude of the frequency trends has become more evident. The favorable reserve development in 2012 was primarily attributable to accident years 2006 through 2011.
Regional - Favorable reserve development for the regional segment related to commercial multi-peril business, partially offset by modest adverse development on workers' compensation business. The favorable development for commercial multi-peril business was for the 2007 and 2008 accident years and resulted mainly from lower loss emergence on known case reserves relative to historical levels.
Reinsurance - The favorable development for the reinsurance segment was related to facultative program business and to business written through Lloyd’s of London. The favorable development was concentrated in underwriting years 2008 through 2011 and resulted from lower than expected reported losses.

Loss Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.3%. As of June 30, 2012, the aggregate blended discount rates ranged from 2.2% to 6.5%, with a weighted average discount rate of 4.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $872 million and $892 million as of June 30, 2012 and December 31, 2011, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $58 million and $64 million at June 30, 2012 and December 31, 2011, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of June 30, 2012:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	193	$1,034,179	$30,542
Unrealized loss of 20% or greater of amortized cost:
Less than six months	3	7,111	2,099
Twelve months and longer	10	57,645	19,376
Total	206	$1,098,935	$52,017
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2012 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	10	$36,128	$2,362
Corporate	11	21,363	1,914
State and municipal	4	32,400	2,407
Foreign	5	9,339	2,092
Unrealized loss $5 million or more
Mortgage-backed security (1)	1	17,058	5,359
Total	31	$116,288	$14,134
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
Preferred Stocks – At June 30, 2012, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $62 million and a gross unrealized loss of $9 million. Three of those preferred stocks with an aggregate fair value of $26 million and a gross unrealized loss of $6 million were rated non-investment grade. Based upon managements' view of the underlying value of their securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At June 30, 2012, the Company owned five common stocks in an unrealized loss position with an aggregate fair value of $62 million and an aggregate unrealized loss of $2 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $13 million and $20 million at June 30, 2012 and December 31, 2011, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2012:

(Dollars in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,950,870	93.5%
Syndicate manager	112,992	1.0%
Directly by the Company based on:
Observable data	580,525	5.0%
Cash flow model	66,293	0.5%
Total	$11,710,680	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2012, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2012 and 2011. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2012	2011
Specialty
Gross premiums written	$992,673	$889,579
Net premiums written	843,556	763,550
Premiums earned	795,252	680,150
Loss ratio	61.5%	57.5%
Expense ratio	33.1%	32.9%
GAAP combined ratio	94.6%	90.4%
Regional
Gross premiums written	$604,583	$579,682
Net premiums written	557,849	540,203
Premiums earned	532,443	528,281
Loss ratio	62.7%	70.1%
Expense ratio	36.8%	36.4%
GAAP combined ratio	99.5%	106.5%
Alternative Markets
Gross premiums written	$492,316	$433,639
Net premiums written	350,857	322,373
Premiums earned	329,108	297,336
Loss ratio	72.1%	72.4%
Expense ratio	26.3%	26.8%
GAAP combined ratio	98.4%	99.2%
Reinsurance
Gross premiums written	$241,665	$219,430
Net premiums written	226,263	205,904
Premiums earned	215,853	211,314
Loss ratio	57.6%	60.7%
Expense ratio	41.2%	40.6%
GAAP combined ratio	98.8%	101.3%
International
Gross premiums written	$501,209	$392,804
Net premiums written	415,992	308,688
Premiums earned	374,352	282,660
Loss ratio	60.4%	62.5%
Expense ratio	38.2%	40.3%
GAAP combined ratio	98.6%	102.8%
Consolidated
Gross premiums written	$2,832,446	$2,515,134
Net premiums written	2,394,517	2,140,718
Premiums earned	2,247,008	1,999,741
Loss ratio	62.8%	64.1%
Expense ratio	34.6%	34.8%
GAAP combined ratio	97.4%	98.9%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2012 and 2011 (amounts in thousands, except per share data):

	2012	2011
Net income to common stockholders	$244,156	$197,774
Weighted average diluted shares	143,506	147,614
Net income per diluted share	$1.70	$1.34
The Company reported net income of $244 million in 2012 compared to $198 million in 2011. The increase in net income was primarily due to an increase in underwriting income of $36 million, an increase in net investment income of $24 million and an increase in net investment gains of $20 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012 and 2011.
Premiums. Gross premiums written were $2,832 million in 2012, an increase of 12.6% from $2,515 million in 2011. The increase in gross premiums written was primarily due to growth in our international and specialty business segments as a result of expansion into new geographic and product markets. Approximately 77.3% of policies expiring in 2012 were renewed, compared with a 80.3% renewal retention rate for policies expiring in 2011. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2012 increased by approximately 6.2%. Audit premiums were $45 million in 2012 compared with $23 million in 2011.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in the first six months of 2012. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2012 compared with 2011 by line of business within each business segment follows:

•
Specialty premiums increased 11.6% to $993 million in 2012 from $890 million in 2011 primarily due to increased business in the energy and environmental markets. Gross premiums increased $31 million (47%) for workers' compensation, $31 million (11%) for other liability, $31 million (17%) for property lines, $10 million (14%) for commercial automobile, $3 million (6%) for products liability, $1 million (1%) for professional liability and decreased $4 million (5%) for other lines.

•
Regional gross premiums increased 4.3% to $605 million in 2012 from $580 million in 2011. Gross premiums increased $17 million (8%) for commercial multiple peril, $4 million (3%) for workers’ compensation, $1 million (1%) for commercial automobile and $3 million (3%) for other lines.

•
Alternative markets gross premiums increased 13.5% to $492 million in 2012 from $434 million in 2011. Excluding assigned risk plans, which are fully reinsured, gross premiums increased 10% to $385 million in 2012 from $351 million in 2011. Gross premiums increased $42 million (28%) for primary workers’ compensation, $18 million (34%) for accident and health products and $6 million (34%) for other liability. Gross premiums decreased $27 million (25%) for excess workers' compensation and $5 million (19%) for other lines.

•
Reinsurance gross premiums increased 10.1% to $242 million in 2012 from $219 million in 2011. Gross premiums increased $5 million (3%) for casualty business and $18 million (25%) for property business.

•
International gross premiums increased 27.6% to $501 million in 2012 from $393 million in 2011. The increase was primarily due to an increase in business written by our Lloyd’s operation, our companies in Australia, and new insurance branches in Germany and Norway. Gross premiums increased $41 million (97%) for marine, $22 million (67%) for casualty reinsurance, $14 million (23%) for property, $13 million ((76%) for property reinsurance, $12 million (48%) for accident and health, $4 million (7%) for automobile, $3 million (8%) for workers' compensation and decreased $1 million (5%) for other liability. When normalized to exclude the effect of changes in foreign exchange rates, international gross premiums increased 34%.

Net premiums written were $2,395 million in 2012, an increase of 11.9% from $2,141 million in 2011. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2012 and in 2011.
Premiums earned increased 12.4% to $2,247 million in 2012 from $2,000 million in 2011. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term. Premiums earned in 2012 are related to business written during both 2012 and 2011.

Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2012 and 2011:

	Amount		Average Annualized Yield
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities, including cash and cash equivalents and loans receivable	$239,123	$245,113	3.8%	4.0%
Arbitrage trading account	6,541	11,042	4.2	6.1
Investment funds	63,242	31,889	19.8	11.2
Equity securities available for sale	6,979	6,749	3.6	3.6
Real estate	5,524	2,344	3.1	8.0
Gross investment income	321,409	297,137	4.5%	4.4%
Investment expenses	(2,540)	(1,939)
Total	$318,869	$295,198	4.4%	4.4%
Net investment income increased 8.0% to $319 million in 2012 from $295 million in 2011. The increase in investment income was due to an increase in income from investment funds (which are reported on a one quarter lag). Based on information the Company has received for its investments in energy funds, the Company estimates that its share of net losses reported by these funds for their second quarter of 2012 will be approximately $20 million pre-tax, or $13 million after-tax. The Company will report this loss, together with the results for its other investment funds, in the third quarter of 2012.
The average annualized yield for fixed maturity securities declined from 4.0% to 3.8% due to lower long-term reinvestment yields available in the market. Average invested assets, at cost (including cash and cash equivalents) were $14.3 billion in 2012 and $13.5 billion in 2011.
Insurance Service Fees. The Company is a servicing carrier of worker's compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $51 million in 2012, up from $47 million in 2011, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $68 million in 2012 compared with $53 million in 2011.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. In 2012, the valuation allowance for mortgage loans decreased by $7.0 million. Other-than-temporary impairments were $3.0 million in 2012 compared with $0.4 million in 2011.
Revenues from Wholly-Owned Investees. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees decreased to $105 million in 2012 from $110 million in 2011, primarily as a result of lower aircraft sales.
Losses and Loss Expenses. Losses and loss expenses increased to $1,411 million in 2012 from $1,281 million in 2011. The consolidated loss ratio was 62.8% in 2012 and 64.1% in 2011. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $31 million in 2012 compared with $88 million in 2011, a decrease of 3.0 loss ratio points. Favorable prior year reserve development was $55 million in 2012 compared with $86 million in 2011, a difference of 1.8 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 0.1 points to 63.9% in 2012 from 64.0% in 2011. A summary of loss ratios in 2012 compared with 2011 by business segment follows:

•
Specialty - The loss ratio of 61.5% in 2012 was 4.0 points higher than the loss ratio of 57.5% in 2011. Catastrophe losses were $7 million in 2012 compared with $9 million in 2011. Favorable prior year reserve development was $25 million in 2012 compared with $61 million in 2011, a difference of 5.9 loss ratio points. The loss ratio excluding favorable prior year reserve development decreased 1.4 points to 63.8% in 2012 from 65.2% in 2011.

•
Regional - The loss ratio of 62.7% in 2012 was 7.4 points lower than the loss ratio of 70.1% in 2011. Catastrophe losses were $23 million in 2012 compared with $53 million in 2011, an decrease of 5.8 loss ratio points. Favorable prior year reserve development was $9 million in 2012 compared with $15 million in 2011, a difference of 1.2 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 2.8 points to 60.1% in 2012 from 62.9% in 2011 due to favorable pricing and loss cost trends.

•
Alternative Markets - The loss ratio was 72.1% in 2012 and 72.4% in 2011. Favorable prior year reserve development was $1 million in 2012 compared with unfavorable development of $7 million in 2011, a difference of 2.8 loss ratio points. The loss ratio excluding unfavorable prior year reserve development increased 2.5 points to 72.3% in 2012 from 69.8% in 2011.

•
Reinsurance - The loss ratio of 57.6% in 2012 was 3.1 points lower than the loss ratio of 60.7% in 2011. Catastrophe losses were $1 million in 2012 compared to $12 million in 2011, a decrease of 5.1 loss ratio points. Favorable prior year reserve development was $18 million in 2012 compared with $14 million in 2011, a difference of 1.5 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 3.5 points to 65.7% in 2012 from 62.2% in 2011.

•
International - The loss ratio of 60.4% in 2012 was 2.1 points lower than the loss ratio of 62.5% in 2011. There were no catastrophe losses in 2012 compared with $14 million in 2011, a decrease of 4.8 loss ratio points. Favorable prior year reserve development was $2 million in 2012 and $3 million in 2011, a difference of 0.5 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 2.2 points to 60.9% in 2012 from 58.7% in 2011.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2012 and 2011:

(Dollars in thousands)	2012	2011
Underwriting expenses	$777,943	$695,596
Service expenses	41,227	36,891
Net foreign currency (gains) losses	(1,297)	529
Other costs and expenses	62,664	56,771
Total	$880,537	$789,787
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 11.8% compared with an increase in net premiums written of 12.6%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.6% in 2012 and 34.8% in 2011.
Service expenses, which represent the costs associated with the fee-based businesses, increased 12% to $41 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Net foreign currency gains and losses result from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses, which represent general and administrative expenses that are not allocated to business segments, increased to $63 million in 2012 from $57 million in 2011.
Expenses from Wholly-Owned Investees. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $106 million in 2012 compared to $110 million in 2011 due to lower cost of aircraft sold as a result of lower sales volume.
Interest Expense. Interest expense was $61 million in 2012 compared with $56 million in 2011 due to the issuance of $350 million of 4.625% senior notes in March 2012.
Income Taxes. The effective income tax rate was 27% in 2012 compared to 26% in 2011. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a lower portion of the 2012 pre-tax income and as such had a lesser impact on the effective tax rate for 2012 compared with 2011.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2012 and 2011. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2012	2011
Specialty
Gross premiums written	$542,052	$473,849
Net premiums written	454,028	405,433
Premiums earned	408,142	349,943
Loss ratio	61.6%	60.6%
Expense ratio	32.7%	32.1%
GAAP combined ratio	94.3%	92.7%
Regional
Gross premiums written	$290,999	$280,841
Net premiums written	267,650	260,579
Premiums earned	268,177	266,764
Loss ratio	66.3%	77.6%
Expense ratio	37.0%	36.5%
GAAP combined ratio	103.3%	114.1%
Alternative Markets
Gross premiums written	$218,087	$178,792
Net premiums written	147,641	121,819
Premiums earned	170,415	148,999
Loss ratio	71.7%	72.2%
Expense ratio	26.0%	27.4%
GAAP combined ratio	97.7%	99.6%
Reinsurance
Gross premiums written	$121,665	$106,866
Net premiums written	113,383	99,550
Premiums earned	109,515	105,836
Loss ratio	58.3%	58.8%
Expense ratio	41.1%	42.0%
GAAP combined ratio	99.4%	100.8%
International
Gross premiums written	$258,117	$204,928
Net premiums written	208,289	170,034
Premiums earned	191,108	145,702
Loss ratio	60.8%	58.7%
Expense ratio	38.7%	41.3%
GAAP combined ratio	99.5%	100.0%
Consolidated
Gross premiums written	$1,430,920	$1,245,276
Net premiums written	1,190,991	1,057,415
Premiums earned	1,147,357	1,017,244
Loss ratio	63.7%	66.3%
Expense ratio	34.5%	34.9%
GAAP combined ratio	98.2%	101.2%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2012 and 2011 (amounts in thousands, except per share data):

	2012	2011
Net income to common stockholders	$108,838	$82,184
Weighted average diluted shares	143,528	147,677
Net income per diluted share	$0.76	$0.56
The Company reported net income of $109 million in 2012 compared to $82 million in 2011. The increase in net income was primarily due to a $32 million increase in underwriting income and a $12 million increase in net investment income. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012 and 2011.
Premiums. Gross premiums written were $1,431 million in 2012, an increase of 14.9% from $1,245 million in 2011. The increase in gross premiums written was primarily due to growth in our international and specialty business segments as a result of expansion into new geographic and product markets. Approximately 76.7% of policies expiring in 2012 were renewed, compared with a 80.8% renewal retention rate for policies expiring in 2011. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2012 increased by approximately 5.9%. Audit premiums were $24 million in 2012 compared with $12 million in 2011.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in the first six months of 2012. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2012 compared with 2011 by line of business within each business segment follows:

•
Specialty premiums increased 14.4% to $542 million in 2012 from $474 million in 2011 primarily due to increased business in the energy and environmental markets. Gross premiums increased $19 million (54%) for workers compensation, $16 million (11%) for other liability, $24 million (23%) for property lines, $5 million (13%) for commercial automobile, $2 million (8%) for products liability, $4 million (6%) for professional liability and decreased $2 million (4%) for other lines.

•
Regional gross premiums increased 3.6% to $291 million in 2012 from $281 million in 2011. Gross premiums increased $9 million (8%) for commercial multiple peril, $3 million (6%) for workers’ compensation. Gross premiums written decreased by $1 million (1%) for commercial automobile and $1 million (2%) for other lines.

•
Alternative markets gross premiums increased 22.0% to $218 million in 2012 from $179 million in 2011. Excluding assigned risk plans, which are fully reinsured, gross premiums increased 20% to $162 million in 2012 from $135 million in 2011. Gross premiums increased $20 million (31%) for primary workers’ compensation, $10 million (38%) for accident and health products, and $4 million (43%) for other liability. Gross premiums decreased $5 million (20%) for excess workers' compensation and $2 million (24%) for other lines.

•
Reinsurance gross premiums increased 13.8% to $122 million in 2012 from $107 million in 2011. Gross premiums for casualty business were $74 million in 2012 compared to $69 million in 2011. Gross premiums for property business were $47 million, an increase of $10 million (28%) from 2011.

•
International gross premiums increased 26.0% to $258 million in 2012 from $205 million in 2011. The increase was primarily due to an increase in business written by our Lloyd’s operation, our companies in Australia, and new insurance branches in Germany and Norway. Gross premiums increased $12 million (34% for property, $10 million (51%) for marine, $9 million for accident and health (59%), $8 million for property reinsurance (68%), $7 million for casualty reinsurance (46%), $3 million automobile (10%), $2 million for other liability (16%), $2 million for professional liability (6%), $1 million for workers' compensation (9%), and a decrease of $1 million for fidelity and surety. When normalized to exclude the effect of changes in foreign exchange rates, international gross premiums increased 33%.

Net premiums written were $1,191 million in 2012, an increase of 12.6% from $1,057 million in 2011. Ceded reinsurance premiums as a percentage of gross written premiums increased to 17% in 2012 from 15% in 2011. The increase in the percentage of business ceded was due to changes in the reinsurance terms and costs.
Premiums earned increased 12.8% to $1,147 million in 2012 from $1,017 million in 2011. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term. Premiums earned in 2012 are related to business written during both 2012 and 2011.

Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2012 and 2011:

	Amount		Average Annualized Yield
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities, including cash and cash equivalents and loans receivable	$119,835	$124,172	3.8%	4.1%
Arbitrage trading account	60	5,827	0.1%	6.0
Investment funds	35,619	15,502	21.8%	10.5
Equity securities available for sale	3,829	3,485	3.7%	3.9
Real estate	3,348	1,172	3.7%	5.3
Gross investment income	162,691	150,158	4.5%	4.4%
Investment expenses	(1,441)	(1,086)
Total	$161,250	$149,072	4.4%	4.4%
Net investment income increased 8.2% to $161 million in 2012 from $149 million in 2011. The increase in investment income was due to an increase in income from investment funds (which are reported on a one quarter lag). Based on information the Company has received for its investments in energy funds, the Company estimates that its share of net losses reported by these funds for their second quarter of 2012 will be approximately $20 million pre-tax, or $13 million after-tax. The Company will report this loss, together with the results for its other investment funds, in the third quarter of 2012.
The average annualized yield for fixed maturity securities declined from 4.1% to 3.8% due to lower long-term reinvestment yields available in the market. Average invested assets, at cost (including cash and cash equivalents) were $14.5 billion in 2012 and $13.6 billion in 2011.
Insurance Service Fees. The Company is a servicing carrier of worker's compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $27 million in 2012, up from $25 million in 2011, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $24 million in 2012 compared with $23 million in 2011.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. There were no other-than-temporary impairments in 2012 compared with $0.4 million in 2011.
Revenues from Wholly-Owned Investees. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees decreased to $55 million in 2012 from $56 million in 2011, primarily as a result of lower aircraft sales.
Losses and Loss Expenses. Losses and loss expenses increased to $731 million in 2012 from $674 million in 2011. The consolidated loss ratio was 63.7% in 2012 and 66.3% in 2011. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $27 million in 2012 compared with $64 million in 2011, a decrease of 3.9 loss ratio points. Favorable prior year reserve development was $30 million in 2012 compared with $35 million in 2011, a difference of 0.9 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 0.4 points to 64.0% in 2012 from 63.6% in 2011. A summary of loss ratios in 2012 compared with 2011 by business segment follows:

•
Specialty - The loss ratio of 61.6% in 2012 was 1.0 points higher than the loss ratio of 60.6% in 2011. Favorable prior year reserve development was $14 million in 2012 compared with $22 million in 2011, a difference of 3.0 loss ratio points. The loss ratio excluding favorable prior year reserve development decreased 0.9 points to 63.6% in 2012 from 64.5% in 2011.

•
Regional - The loss ratio of 66.3% in 2012 was 11.3 points lower than the loss ratio of 77.6% in 2011. Catastrophe losses were $19 million in 2012 compared with $44 million in 2011, an decrease of 9.5 loss ratio points. Favorable prior year reserve development was $5 million in 2012 compared with $6 million in 2011, a difference of 0.5 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development decreased 2.3 points to 60.9% in 2012 from 63.2% in 2011 due to favorable pricing and loss cost trends.

•
Alternative Markets - The loss ratio of 71.7% in 2012 was 0.5 points lower than the loss ratio of 72.2% in 2011). Favorable prior year reserve development was $2 million in 2012 compared with unfavorable development of $3 million in 2011, a difference of 3.0 loss ratio points. The loss ratio excluding unfavorable prior year reserve development increased 2.5 points to 72.4% in 2012 from 69.9% in 2011.

•
Reinsurance - The loss ratio of 58.3% in 2012 was 0.5 points lower than the loss ratio of 58.8% in 2011. Catastrophe losses were $1 million in 2012 compared to $8 million in 2011, a decrease of 6.0 loss ratio points. Favorable prior year reserve development was $9 million in 2012, substantially the same as in 2011. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 4.7 points to 65.9% in 2012 from 61.2% in 2011.

•
International - The loss ratio of 60.8% in 2012 was 2.1 points lower than the loss ratio of 58.7% in 2011. There were no catastrophe losses in 2012 compared with $3 million in 2011, a decrease of 1.8 loss ratio points. Favorable prior year reserve development was $1 million in 2011. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 3.6 points to 60.8% in 2012 from 57.2% in 2011.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2012 and 2011:

(Dollars in thousands)	2012	2011
Underwriting expenses	$395,920	$355,113
Service expenses	21,635	19,562
Net foreign currency losses	137	9
Other costs and expenses	31,066	28,974
Total	$448,758	$403,658
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 11.5% compared to an increase in net written premiums of 12.6%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.5% in 2012 and 34.9% in 2011.
Service expenses, which represent the costs associated with the fee-based businesses, increased 10.6% to $22 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Net foreign currency gains and losses result from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses, which represent general and administrative expenses that are not allocated to business segments, increased to $31 million in 2012 from $29 million in 2011.
Expenses from Wholly-Owned Investees. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $55 million in 2012 compared to $56 million in 2011 due to lower cost of aircraft sold as a result of lower sales volume.
Interest Expense. Interest expense was $32 million in 2012 compared with $28 million in 2011 due to the issuance of $350 million of 4.625% senior notes in March 2012.
Income Taxes. The effective income tax rate was 27% in 2012 compared to 25% in 2011. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a lower portion of the 2012 pre-tax income and as such had a lesser impact on the effective tax rate for 2012 compared with 2011.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.4 years at June 30, 2012 and 3.6 years at December 31, 2011. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2012 were as follows:

(Dollars in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$985,544	6.9%
State and municipal:
Special revenue	2,232,298	15.7%
Pre-refunded (1)	1,145,838	8.1%
State general obligation	930,140	6.5%
Local general obligation	454,977	3.2%
Corporate backed	468,082	3.3%
Total state and municipal	5,231,335	36.8%
Mortgage-backed securities:
Agency	1,119,253	7.9%
Residential-Prime	238,175	1.7%
Residential-Alt A	129,447	0.9%
Commercial	178,719	1.3%
Total mortgage-backed securities	1,665,594	11.8%
Corporate:
Industrial	1,434,608	10.1%
Financial	663,598	4.7%
Asset-backed	486,623	3.4%
Utilities	222,999	1.6%
Other	109,956	0.8%
Total corporate	2,917,784	20.6%
Foreign government and foreign government agencies	1,026,671	7.2%
Total fixed maturity securities	11,826,928	83.3%
Equity securities available for sale:
Common stocks	439,246	3.1%
Preferred stocks	122,539	0.9%
Total equity securities available for sale	561,785	4.0%

Investment funds	728,505	5.1%
Real estate	360,787	2.5%
Arbitrage trading account	419,249	2.9%
Loans receivable	325,073	2.2%
Total investments	$14,222,327	100.0%

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
At June 30, 2012, investments in foreign fixed maturity securities were as follows:

(Dollars in thousands)	Government	Corporate	Total
Australia	$181,857	$111,278	$293,135
United Kingdom	123,948	41,882	165,830
Canada	101,176	48,834	150,010
Germany	91,594	27,532	119,126
Argentina	115,728	—	115,728
Brazil	46,695	—	46,695
Supranational (1)	38,185	—	38,185
Norway	36,891	—	36,891
Switzerland	—	31,507	31,507
Netherlands	—	11,144	11,144
Singapore	8,394	—	8,394
Finland	—	6,694	6,694
Uruguay	2,917	—	2,917
New Zealand	415	—	415
Total	$747,800	$278,871	$1,026,671
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter-American Development Bank.
Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At June 30, 2012, the carrying value of investment funds was $729 million, including investments in real estate funds of $382 million and investments in energy funds of $141 million.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2012, real estate consists of two office buildings in London, including one in operation and one under development, and a long-term ground lease in Washington D. C.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $325 million and an aggregate fair value of $316 million at June 30, 2012. Amortized cost of these loans is net of a valuation allowance of $13 million as of June 30, 2012. The six largest loans have an aggregate amortized cost of $181 million and an aggregate fair value of $172 million as of such date and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through March 2016. The loans are secured by office buildings (68%) and hotels (32%) located primarily in New York City, California, Hawaii and Boston.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.4 years at June 30, 2012 and 3.6 years at December 31, 2011. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $312 million in 2012 from $216 million in 2011. The increase in cash flow was due primarily to an increase in premium collections and a decrease in income taxes paid, partially offset by an increase in underwriting expenses paid. Paid losses as a percent of earned premiums were 57.8% in 2012 compared with 59.3% in 2011.

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

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 84% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2012. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At June 30, 2012, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $2,108 million and a face amount of $2,129 million. The maturities of the outstanding debt are $11 million in 2012, $201 million in 2013, $38 million in 2014, $200 million in 2015, $2 million in 2016, $450 million in 2019, $300 million in 2020, $426 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
Equity. At June 30, 2012, total common stockholders’ equity was $4.2 billion, common shares outstanding were approximately 137 million and stockholders’ equity per outstanding share was $30.68.
As further described in note 3 to the consolidated financial statements for the three months ended June 30, 2012, the Company adopted FASB guidance regarding deferred acquisition costs effective January 1, 2012. The impact of adopting this guidance was a reduction in common stockholders' equity of $55 million as of January 1, 2012.
Total Capital. Total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $6.3 billion at June 30, 2012. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 33% at June 30, 2012 and 30% at December 31, 2011.

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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2012 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 2012	—	$—	—	10,000,000
May 2012	—	—	—	10,000,000
June 2012	1,287,203	$37.56	1,287,203	8,712,797
(1) The Company's repurchase authorization was increased to 10,000,000 shares on August 7, 2012.

Item 6. Exhibits

Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	August 8, 2012	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	August 8, 2012	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer