Form 10-Q
period 2012-09-30
BERKLEY W R CORP
filed 2012-11-08
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of October 31, 2012: 135,815,797

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities	$11,892,412	$11,312,037
Equity securities available for sale	425,322	443,439
Arbitrage trading account	417,446	397,312
Investment funds	747,638	680,638
Loans receivable	371,408	263,187
Real estate	433,686	342,905
Total investments	14,287,912	13,439,518
Cash and cash equivalents	1,189,564	911,742
Premiums and fees receivable	1,409,246	1,206,204
Due from reinsurers	1,309,463	1,215,679
Accrued investment income	131,790	133,776
Prepaid reinsurance premiums	311,355	258,271
Deferred policy acquisition costs	400,727	364,937
Real estate, furniture and equipment	258,368	262,275
Goodwill	87,865	87,865
Trading account receivables from brokers and clearing organizations	387,352	318,240
Current federal and foreign income taxes	5,122	9,670
Other assets	154,148	195,696
Total assets	$19,932,912	$18,403,873
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,562,877	$9,337,134
Unearned premiums	2,480,449	2,189,575
Due to reinsurers	303,424	241,204
Trading account securities sold but not yet purchased	149,405	62,514
Deferred federal and foreign income taxes	69,968	2,835
Other liabilities	912,357	866,229
Junior subordinated debentures	243,154	242,997
Senior notes and other debt	1,877,431	1,500,503
Total liabilities	15,599,065	14,442,991
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 135,956,622 and 137,520,019 shares, respectively	47,024	47,024
Additional paid-in capital	936,915	941,109
Retained earnings	4,800,537	4,491,162
Accumulated other comprehensive income	508,152	354,851
Treasury stock, at cost, 99,161,296 and 97,597,899 shares, respectively	(1,968,227)	(1,880,790)
Total stockholders’ equity	4,324,401	3,953,356
Noncontrolling interests	9,446	7,526
Total equity	4,333,847	3,960,882
Total liabilities and equity	$19,932,912	$18,403,873

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Net premiums written	$1,275,887	$1,126,139	$3,670,404	$3,266,857
Change in net unearned premiums	(89,354)	(70,316)	(236,863)	(211,293)
Net premiums earned	1,186,533	1,055,823	3,433,541	3,055,564
Net investment income	116,019	114,063	434,888	409,261
Insurance service fees	26,208	22,279	77,121	69,487
Net investment gains:
Net realized gains on investment sales	17,226	21,238	84,989	73,812
Change in valuation allowance, net of other-than-temporary impairments	5,000	—	9,014	(400)
Net investment gains	22,226	21,238	94,003	73,412
Revenues from wholly-owned investees	68,087	65,922	173,196	175,943
Other income	1,428	406	2,204	1,364
Total revenues	1,420,501	1,279,731	4,214,953	3,785,031
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	736,632	683,980	2,147,306	1,965,351
Other operating costs and expenses	451,487	407,149	1,332,024	1,196,936
Expenses from wholly-owned investees	66,177	64,388	172,438	174,059
Interest expense	32,512	28,068	93,750	84,317
Total operating costs and expenses	1,286,808	1,183,585	3,745,518	3,420,663
Income before income taxes	133,693	96,146	469,435	364,368
Income tax expense	(32,685)	(19,775)	(124,291)	(90,282)
Net income before noncontrolling interests	101,008	76,371	345,144	274,086
Noncontrolling interests	(61)	39	(41)	98
Net income to common stockholders	$100,947	$76,410	$345,103	$274,184
NET INCOME PER SHARE:
Basic	$0.74	$0.55	$2.51	$1.95
Diluted	0.71	0.53	2.41	1.87

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income before noncontrolling interests	$101,008	$76,371	$345,144	$274,086
Other comprehensive income (loss):
Change in unrealized foreign exchange gains (losses)	26,056	(30,957)	24,382	(21,104)
Unrealized holding gains on investment securities arising during the period, net of taxes	79,772	39,031	188,263	125,085
Reclassification adjustment for net investment gains included in net income, net of taxes	(14,811)	(13,784)	(61,743)	(46,910)
Change in unrecognized pension obligation, net of taxes	823	707	2,470	2,118
Other comprehensive income (loss)	91,840	(5,003)	153,372	59,189
Comprehensive income	192,848	71,368	498,516	333,275
Comprehensive (income) loss to the noncontrolling interest	(104)	40	(112)	87
Comprehensive income to common stockholders	$192,744	$71,408	$498,404	$333,362

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$941,109	$935,099
Stock options exercised and restricted stock units issued, net of tax	(24,683)	(26,914)
Restricted stock units expensed	20,035	18,855
Stock issued to directors	454	308
End of period	$936,915	$927,348
RETAINED EARNINGS:
Beginning of period	$4,491,162	$4,143,207
Net income to common stockholders	345,103	274,184
Dividends	(35,728)	(32,274)
End of period	$4,800,537	$4,385,117
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$430,419	$334,747
Unrealized gains on securities not other-than-temporarily impaired	123,579	79,435
Unrealized gains (losses) on other-than-temporarily impaired securities	2,870	(1,271)
End of period	556,868	412,911
Currency translation adjustments:
Beginning of period	(61,239)	(42,488)
Net change in period	24,382	(21,104)
End of period	(36,857)	(63,592)
Net pension asset:
Beginning of period	(14,329)	(15,696)
Net change in period	2,470	2,118
End of period	(11,859)	(13,578)
Total accumulated other comprehensive income	$508,152	$335,741
TREASURY STOCK:
Beginning of period	$(1,880,790)	$(1,750,494)
Stock exercised/vested	40,137	40,571
Stock repurchased	(128,155)	(177,648)
Stock issued to directors	581	564
End of period	$(1,968,227)	$(1,887,007)
NONCONTROLLING INTERESTS:
Beginning of period	$7,526	$6,980
Contributions	1,808	522
Net loss (income)	41	(98)
Other comprehensive income, net of tax	71	11
End of period	$9,446	$7,415
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FROM (USED IN) OPERATING ACTIVITIES:
Net income to common stockholders	$345,103	$274,184
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(94,003)	(73,412)
Depreciation and amortization	65,089	57,332
Noncontrolling interests	41	(98)
Investment funds	(50,124)	(11,236)
Stock incentive plans	21,070	19,727
Change in:
Arbitrage trading account	(2,355)	(2,840)
Premiums and fees receivable	(192,803)	(111,411)
Reinsurance accounts	(90,587)	(137,192)
Deferred policy acquisition costs	(34,843)	(41,635)
Deferred income taxes	(195)	25,934
Reserves for losses and loss expenses	215,993	250,393
Unearned premiums	284,908	264,681
Other	(13,945)	(29,184)
Net cash from (used in) operating activities	453,349	485,243
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	549,876	1,129,377
Proceeds from sale of equity securities	233,239	112,760
Distributions from (contributions to) investment funds	(6,293)	(148,537)
Proceeds from maturities and prepayments of fixed maturity securities	1,659,751	1,190,751
Purchase of fixed maturity securities	(2,510,322)	(2,118,556)
Purchase of equity securities	(218,490)	(49,932)
Real estate purchased	(71,348)	(347,602)
Change in loans receivable	(106,721)	71,803
Net additions to real estate, furniture and equipment	(22,319)	(37,405)
Change in balances due to security brokers	79,344	122,447
Payment for business purchased, net of cash acquired	—	(8,579)
Net cash from (used in) investing activities	(413,283)	(83,473)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of debt	375,641	309
Net proceeds from stock options exercised	8,667	13,757
Cash dividends to common stockholders	(35,730)	(32,272)
Purchase of common treasury shares	(121,362)	(177,648)
Other, net	15,799	16,816
Net cash from (used in) financing activities	243,015	(179,038)
Net impact on cash due to change in foreign exchange rates	(5,259)	446
Net change in cash and cash equivalents	277,822	223,178
Cash and cash equivalents at beginning of year	911,742	642,952
Cash and cash equivalents at end of period	$1,189,564	$866,130
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic	136,553	138,816	137,512	140,535
Diluted	141,637	144,538	142,941	146,553

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

A summary of the impact of the adoption of this new guidance is shown below (dollars in thousands except per share amounts):

	Previously Reported	As Adjusted
At December 31, 2011:
Deferred policy acquisition costs	$448,795	$364,937
Deferred tax liability	31,623	2,835
Stockholders' equity	4,008,426	3,953,356

For the Nine Months Ended September 30, 2011:
Other operating costs and expenses	$1,193,040	$1,196,936
Income before income taxes	368,264	364,368
Federal and foreign income taxes	(91,485)	(90,282)
Net income	276,877	274,184

Basic net income per share	$1.97	$1.95
Diluted net income per share	1.89	1.87

For the Three Months Ended September 30, 2011:
Other operating costs and expenses	$405,850	$407,149
Income before income taxes	97,445	96,146
Federal and foreign income taxes	(20,176)	(19,775)
Net income	77,308	76,410

Basic net income per share	$0.56	$0.55
Diluted net income per share	0.53	0.53

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

(4) Statements of Cash Flow
Interest payments were $109,045,000 and $100,840,000 and income taxes paid were $114,343,000 and $42,797,000 in the nine months ended September 30, 2012 and 2011, respectively.

(5) Investments in Fixed Maturity Securities
At September 30, 2012 and December 31, 2011, investments in fixed maturity securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2012
Held to maturity:
State and municipal	$64,301	$17,979	$—	$82,280	$64,301
Residential mortgage-backed	34,065	5,661	—	39,726	34,065
Corporate	4,997	670	—	5,667	4,997
Total held to maturity	103,363	24,310	—	127,673	103,363
Available for sale:
U.S. government and government agency	858,190	80,406	(1,283)	937,313	937,313
State and municipal	4,509,239	348,413	(14,862)	4,842,790	4,842,790
Mortgage-backed securities:
Residential (1)	1,458,059	61,231	(7,976)	1,511,314	1,511,314
Commercial	152,816	5,430	(238)	158,008	158,008
Corporate	3,052,275	212,664	(15,787)	3,249,152	3,249,152
Foreign	1,008,266	82,826	(620)	1,090,472	1,090,472
Total available for sale	11,038,845	790,970	(40,766)	11,789,049	11,789,049
Total investments in fixed maturity securities	$11,142,208	$815,280	$(40,766)	$11,916,722	$11,892,412
December 31, 2011
Held to maturity:
State and municipal	$74,354	$12,546	$—	$86,900	$74,354
Residential mortgage-backed	35,759	5,610	—	41,369	35,759
Corporate	4,996	717	—	5,713	4,996
Total held to maturity	115,109	18,873	—	133,982	115,109
Available for sale:
U.S. government and government agency	906,924	69,920	(351)	976,493	976,493
State and municipal	5,031,275	308,345	(16,550)	5,323,070	5,323,070
Mortgage-backed securities:
Residential (1)	1,416,427	75,635	(15,894)	1,476,168	1,476,168
Commercial	105,383	4,054	(1,018)	108,419	108,419
Corporate	2,328,200	132,311	(36,087)	2,424,424	2,424,424
Foreign	850,838	42,165	(4,649)	888,354	888,354
Total available for sale	10,639,047	632,430	(74,549)	11,196,928	11,196,928
Total investments in fixed maturity securities	$10,754,156	$651,303	$(74,549)	$11,330,910	$11,312,037
___________

(1)
Gross unrealized losses for residential mortgage-backed securities include $3,251,000 and $7,668,000 as of September 30, 2012 and December 31, 2011, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$877,420	$896,040
Due after one year through five years	3,223,807	3,416,358
Due after five years through ten years	2,422,530	2,688,914
Due after ten years	2,973,511	3,206,362
Mortgage-backed securities	1,644,940	1,709,048
Total	$11,142,208	$11,916,722
At September 30, 2012, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(6) Investments in Equity Securities Available for Sale
At September 30, 2012 and December 31, 2011, investments in equity securities available for sale were as follows:

(Dollars in thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2012
Common stocks	$228,524	$96,648	$(291)	$324,881	$324,881
Preferred stocks	95,566	8,024	(3,149)	100,441	100,441
Total	$324,090	$104,672	$(3,440)	$425,322	$425,322
December 31, 2011
Common stocks	$209,210	$113,660	$(2,888)	$319,982	$319,982
Preferred stocks	133,183	5,139	(14,865)	123,457	123,457
Total	$342,393	$118,799	$(17,753)	$443,439	$443,439

(7) Arbitrage Trading Account
At September 30, 2012 and December 31, 2011, the fair value and carrying value of the arbitrage trading account were $417 million and $397 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.

(8) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Investment income (losses) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$121,454	$120,252	$360,577	$365,365
Investment funds	(13,118)	(10,820)	50,124	21,069
Arbitrage trading account	2,397	(346)	8,938	10,696
Equity securities available for sale	4,001	2,795	10,980	9,544
Real estate	3,097	2,848	8,621	5,192
Gross investment income	117,831	114,729	439,240	411,866

Investment expense	(1,812)	(666)	(4,352)	(2,605)
Net investment income	$116,019	$114,063	$434,888	$409,261

(9) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Losses) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Real estate	$381,986	$373,413	$13,513	$14,977
Energy	129,376	98,974	28,966	10,947
Arbitrage	61,049	58,008	3,041	(2,767)
Other	175,227	150,243	4,604	(2,088)
Total	$747,638	$680,638	$50,124	$21,069

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's financial statements.

(10) Real Estate

Real estate is directly owned property held for investment. At September 30, 2012, real estate consists of three office buildings in London, including two in operation and one under development, and a long-term ground lease in Washington D.C. Future minimum rental income expected on operating leases relating to real estate held for investment is $362,000 in 2012, $1,460,000 in 2013, $1,504,000 in 2014, $1,549,000 in 2015, $1,596,000 in 2016 and $330,657,000 thereafter.

(11) Loans Receivable
Loans receivable are as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Total loans receivable	$371,408	$263,187

Valuation allowance:
Specific	$3,080	$19,041
General	2,674	764
Total	$5,754	$19,805

Impaired loans:
With a specific valuation allowance	$2,362	$29,702
Without a valuation allowance	30,299	30,357
Unpaid principal balance	35,660	93,922

For the Nine Months Ended September 30,	2012	2011
Increase (decrease) in valuation allowance	$(14,053)	$541
Loans receivable charged off	139	9

For the Three Months Ended September 30,
Decrease in valuation allowance	(7,280)	(9)
Loans receivable charged off	54	9

Loans receivable in non-accrual status were $31 million and $30 million at September 30, 2012 and December 31, 2011, respectively. If these loans had been current, additional interest income of $0.6 million and none would have been recognized in accordance with their original terms for the nine months ended September 30, 2012 and 2011, respectively.
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
The Company's five largest loans receivable, which have an aggregate amortized cost of $217 million and an aggregate fair value of $212 million at September 30, 2012, are secured by commercial real estate located primarily in New York City, California, Hawaii and Boston. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. As part of the evaluation process, the Company reviews certain credit quality indicators for these loans. The Company utilizes an internal risk rating system to assign a risk to each of its commercial loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower's financial condition and performance with respect to loan terms, the Company's position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, one loan with an aggregate cost basis of $30 million was considered to be impaired at September 30, 2012. For each of this loan, a determination was made as to the amount of loss in the event of a default and whether the loss is probable. The results of the determination were considered in connection with the valuation allowance noted above. An additional credit quality indicator is the debt service coverage ratio, which compares a property's net operating income to the borrower's principal and interest payments. At September 30, 2012, each of the five largest loans referred to above had a debt service coverage ratio greater than 3.0, except one that is lower due to a recent and temporary rate abatement.

(12) Realized and Unrealized Investment Gains
Realized and unrealized investment gains are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Realized investment gains:
Fixed maturity securities:
Gains	$4,439	$10,212	$25,046	$25,049
Losses	(1,937)	(2,207)	(4,243)	(4,716)
Equity securities available for sale	14,447	12,318	58,873	50,539
Other	—	—	1,535	—
Sales of investment funds	277	915	3,778	2,940
Change in valuation allowance, net of other-than -temporary impairments (1)	5,000	—	9,014	(400)
Total net investment gains before income taxes	22,226	21,238	94,003	73,412
Income tax expense	(7,415)	(7,454)	(32,260)	(26,502)
Total net investment gains	$14,811	$13,784	$61,743	$46,910

Change in unrealized gains of available for sale securities:
Fixed maturity securities	$96,077	$115,933	$186,637	$187,851
Less non-credit portion of OTTI recognized in other comprehensive income	2,483	(1,300)	4,416	(1,956)
Equity securities available for sale	(2,891)	(65,861)	186	(59,760)
Investment funds	4,255	(9,257)	3,281	(5,067)
Total change in unrealized gains before income taxes and noncontrolling interests	99,924	39,515	194,520	121,068
Income tax expense	(34,963)	(14,268)	(68,000)	(42,893)
Noncontrolling interests	(43)	1	(71)	(11)
Total change in net unrealized gains	$64,918	$25,248	$126,449	$78,164
_________
(1) For the nine months ended September 30, 2012, this represents a change in valuation allowance of $14 million, partially offset by an other-than-temporary impairment of $5 million.

(13) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at September 30, 2012 and December 31, 2011 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2012
U.S. government and agency	$51,405	$1,283	$—	$—	$51,405	$1,283
State and municipal	49,594	558	184,408	14,304	234,002	14,862
Mortgage-backed securities	259,508	3,338	65,349	4,876	324,857	8,214
Corporate	313,080	1,784	78,646	14,003	391,726	15,787
Foreign	101,200	516	5,508	104	106,708	620
Fixed maturity securities	774,787	7,479	333,911	33,287	1,108,698	40,766
Common stocks	34,702	291	—	—	34,702	291
Preferred stocks	6,435	954	40,094	2,195	46,529	3,149
Equity securities	41,137	1,245	40,094	2,195	81,231	3,440
Total	$815,924	$8,724	$374,005	$35,482	$1,189,929	$44,206

December 31, 2011
U.S. government and agency	$24,668	$169	$4,800	$182	$29,468	$351
State and municipal	131,417	827	183,205	15,723	314,622	16,550
Mortgage-backed securities	172,729	2,439	94,243	14,473	266,972	16,912
Corporate	341,764	8,327	125,654	27,760	467,418	36,087
Foreign	197,560	4,078	7,159	571	204,719	4,649
Fixed maturity securities	868,138	15,840	415,061	58,709	1,283,199	74,549
Common stocks	47,098	2,888	—	—	47,098	2,888
Preferred stocks	23,782	125	45,314	14,740	69,096	14,865
Equity securities	70,880	3,013	45,314	14,740	116,194	17,753
Total	$939,018	$18,853	$460,375	$73,449	$1,399,393	$92,302
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2012 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	13	$71,135	$4,908
Corporate	11	28,841	2,003
State and municipal	4	32,625	2,197
Total	28	$132,601	$9,108

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the nine months ended September 30, 2012 and 2011, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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
Preferred Stocks – At September 30, 2012, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $47 million and a gross unrealized loss of $3 million. Four of those preferred stocks with an aggregate fair value of $21 million and a gross unrealized loss of $2 million were rated non-investment grade. Based upon management’s view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At September 30, 2012, the Company owned three common stocks in an unrealized loss position with an aggregate fair value of $35 million and an aggregate unrealized loss of $0.3 million. The Company does not consider these common stocks to be OTTI.

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of September 30, 2012 and December 31, 2011 by Level:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$937,313	$—	$937,313	$—
State and municipal	4,842,790	—	4,842,790	—
Mortgage-backed securities	1,669,322	—	1,669,322	—
Corporate	3,249,152	—	3,183,648	65,504
Foreign	1,090,472	—	1,090,472	—
Total fixed maturity securities available for sale	11,789,049	—	11,723,545	65,504
Equity securities available for sale:
Common stocks	324,881	323,472	—	1,409
Preferred stocks	100,441	—	97,449	2,992
Total equity securities available for sale	425,322	323,472	97,449	4,401
Arbitrage trading account	417,446	294,713	121,948	785
Total	$12,631,817	$618,185	$11,942,942	$70,690
Liabilities:
Securities sold but not yet purchased	$149,405	$148,301	$1,084	$20
December 31, 2011
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$976,493	$—	$976,493	$—
State and municipal	5,323,070	—	5,323,070	—
Mortgage-backed securities	1,584,587	—	1,584,587	—
Corporate	2,424,424	—	2,356,596	67,828
Foreign	888,354	—	888,354	—
Total fixed maturity securities available for sale	11,196,928	—	11,129,100	67,828
Equity securities available for sale:
Common stocks	319,982	318,423	—	1,559
Preferred stocks	123,457	—	111,154	12,303
Total equity securities available for sale	443,439	318,423	111,154	13,862
Arbitrage trading account	397,312	208,516	187,945	851
Total	$12,037,679	$526,939	$11,428,199	$82,541
Liabilities:
Securities sold but not yet purchased	$62,514	$62,493	$—	$21
There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2012 or during the year ended December 31, 2011.

The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

		Gains (Losses) Included in
(Dollars in thousands)	Beginning Balance	Earnings	Other Comprehensive Income		Purchases		(Sales)	Maturities	Transfer in	Ending Balance
For the nine months ended September 30, 2012:
Assets:
Fixed maturity securities available for sale:
Corporate	$67,828	$189	$5,367		$223		$—	$(8,103)	$—	$65,504
Total	67,828	189	5,367		223		—	(8,103)	—	65,504
Equity securities available for sale:
Common stocks	1,559	—	—		—		(150)	—	—	1,409
Preferred stocks	12,303	2,095	(1,940)		—		(9,466)	—	—	2,992
Total	13,862	2,095	(1,940)		—		(9,616)	—	—	4,401
Arbitrage trading account	851	(46)	—	—	—	—	(35)	—	15	785
Total	$82,541	$2,238	$3,427		$223		$(9,651)	$(8,103)	$15	$70,690
Liabilities:
Securities sold but not yet purchased	$21	$(1)	$—		$—		$—	$—	$—	$20

For the year ended December 31, 2011:
Assets:
Fixed maturity securities available for sale:
Corporate	$88,063	$(454)	$(870)		$15,271		$(11,864)	$(22,318)	$—	$67,828
Total	88,063	(454)	(870)		15,271		(11,864)	(22,318)	—	67,828
Equity securities available for sale:
Common stocks	1,559	—	—		—		—	—	—	1,559
Preferred stocks	89,446	28,947	(30,865)		—		(75,225)	—	—	12,303
Total	91,005	28,947	(30,865)		—		(75,225)	—	—	13,862
Arbitrage trading account	3,187	572	—		269		(3,266)	—	89	851
Total	$182,255	$29,065	$(31,735)		$15,540		$(90,355)	$(22,318)	$89	$82,541
Liabilities:
Securities sold but not yet purchased	$—	$40	$—		$67		$(86)	$—	$—	$21
There were no significant transfers in or out of Level 3 during the nine months ended September 30, 2012 or during the year ended December 31, 2011.

(15) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Written premiums:
Direct	$1,267,882	$1,114,494	$3,718,477	$3,286,220
Assumed	226,842	191,806	608,693	535,214
Ceded	(218,837)	(180,161)	(656,766)	(554,577)
Total net premiums written	$1,275,887	$1,126,139	$3,670,404	$3,266,857

Earned premiums:
Direct	$1,208,257	$1,070,279	$3,475,375	$3,063,410
Assumed	193,024	165,208	559,304	489,020
Ceded	(214,748)	(179,664)	(601,138)	(496,866)
Total net premiums earned	$1,186,533	$1,055,823	$3,433,541	$3,055,564

Ceded losses incurred	$114,273	$134,027	$308,692	$329,139
The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $2 million as of September 30, 2012 and December 31, 2011.

(16) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,892,412	$11,916,722	$11,312,037	$11,330,910
Equity securities available for sale	425,322	425,322	443,439	443,439
Arbitrage trading account	417,446	417,446	397,312	397,312
Loans receivable	371,408	363,875	263,187	245,169
Cash and cash equivalents	1,189,564	1,189,564	911,742	911,742
Trading account receivables from brokers and clearing organizations	387,352	387,352	318,240	318,240
Due from broker	—	—	10,875	10,875
Liabilities:
Trading account securities sold but not yet purchased	149,405	149,405	62,514	62,514
Due to broker	82,746	82,746	—	—
Junior subordinated debentures	243,154	254,800	242,997	258,400
Senior notes and other debt	1,877,431	2,110,492	1,500,503	1,587,473
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

(17) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $20 million and $19 million for the nine months ended September 30, 2012 and 2011, respectively. Grants of RSUs are made periodically, generally every other year. A summary of RSUs issued in the nine months ended September 30, 2012 and 2011 follows:

(dollars in thousands)	Units	Fair Value
Nine months ended September 30:
2012	2,114,720	$78,351
2011	53,250	$1,674

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

	Revenues
(Dollars in thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
For the three months ended September 30, 2012
Specialty	$420,165	$36,245	$577	$456,987	$59,846	$42,731
Regional	276,629	16,174	1,695	294,498	33,219	23,296
Alternative Markets	177,041	30,146	23,936	231,123	39,433	28,824
Reinsurance	111,599	19,112	—	130,711	21,118	15,732
International	201,099	12,448	—	213,547	15,736	7,141
Corporate and eliminations (1)	—	1,894	69,515	71,409	(57,885)	(31,588)
Net investment gains	—	—	22,226	22,226	22,226	14,811
Consolidated	$1,186,533	$116,019	$117,949	$1,420,501	$133,693	$100,947

For the three months ended September 30, 2011
Specialty	$367,417	$37,438	$664	$405,519	$70,590	$51,206
Regional	267,142	16,099	1,207	284,448	(11,163)	(4,969)
Alternative Markets	156,820	25,931	20,408	203,159	32,984	25,124
Reinsurance	103,906	18,641	—	122,547	16,109	13,148
International	160,538	10,741	—	171,279	13,919	9,650
Corporate and eliminations (1)	—	5,213	66,328	71,541	(47,531)	(31,533)
Net investment gains	—	—	21,238	21,238	21,238	13,784
Consolidated	$1,055,823	$114,063	$109,845	$1,279,731	$96,146	$76,410

For the nine months ended September 30, 2012:
Specialty	$1,215,417	$138,491	$1,788	$1,355,696	$204,573	$145,270
Regional	809,072	60,780	4,770	874,622	79,211	56,884
Alternative Markets	506,149	116,036	70,563	692,748	141,089	102,012
Reinsurance	327,452	70,435	—	397,887	74,742	54,837
International	575,451	39,788	—	615,239	50,685	22,553
Corporate and eliminations (1)	—	9,358	175,400	184,758	(174,868)	(98,196)
Net investment gains	—	—	94,003	94,003	94,003	61,743
Consolidated	$3,433,541	$434,888	$346,524	$4,214,953	$469,435	$345,103
For the nine months ended September 30, 2011:
Specialty	$1,047,567	$138,868	$2,065	$1,188,500	$237,613	$170,918
Regional	795,423	59,459	3,377	858,259	(2,770)	5,251
Alternative Markets	454,156	96,072	64,049	614,277	116,007	86,798
Reinsurance	315,220	72,230	—	387,450	66,782	51,975
International	443,198	32,692	—	475,890	27,420	18,253
Corporate and eliminations (1)	—	9,940	177,303	187,243	(154,096)	(105,921)
Net investment gains	—	—	73,412	73,412	73,412	46,910
Consolidated	$3,055,564	$409,261	$320,206	$3,785,031	$364,368	$274,184

Identifiable assets by segment are as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Specialty	$6,600,690	$6,157,853
Regional	2,568,126	2,488,940
Alternative Markets	4,324,409	4,044,915
Reinsurance	2,954,710	2,732,489
International	1,880,346	1,569,749
Corporate and eliminations	1,604,631	1,409,927
Consolidated	$19,932,912	$18,403,873
___________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Specialty
Premises operations	$135,662	$119,496	$386,491	$331,457
Property	68,767	59,578	202,602	174,690
Professional liability	63,519	58,739	188,680	167,748
Workers’ compensation	43,448	29,166	122,228	86,683
Commercial automobile	42,335	36,440	121,027	102,055
Products liability	27,444	24,954	78,731	71,856
Other	38,990	39,044	115,658	113,078
Total specialty	420,165	367,417	1,215,417	1,047,567
Regional
Commercial multiple peril	104,331	98,200	305,978	292,030
Commercial automobile	72,486	72,537	213,398	217,021
Workers’ compensation	57,194	55,133	166,809	163,602
Other	42,618	41,272	122,887	122,770
Total regional	276,629	267,142	809,072	795,423
Alternative Markets
Primary workers’ compensation	88,655	70,172	243,494	199,768
Excess workers’ compensation	34,179	40,038	105,051	126,940
Accident and health	34,461	27,894	101,701	75,002
Other liability	8,477	8,412	24,756	21,075
Other	11,269	10,304	31,147	31,371
Total alternative markets	177,041	156,820	506,149	454,156
Reinsurance
Casualty	80,643	75,917	232,698	228,529
Property	30,956	27,989	94,754	86,691
Total reinsurance	111,599	103,906	327,452	315,220
International
Automobile	30,557	26,334	90,831	80,585
Casualty reinsurance	32,378	19,650	88,686	52,717
Property	27,418	22,327	79,039	59,430
Professional liability	24,348	24,982	74,356	69,875
Primary workers’ compensation	21,102	18,884	59,618	54,480
Marine	21,741	14,487	59,125	36,050
Accident and health	11,870	9,994	39,932	30,515
Property reinsurance	11,250	6,680	31,281	16,062
Other liability	14,308	9,348	31,919	23,780
Fidelity and surety	6,127	7,852	20,664	19,704
Total international	201,099	160,538	575,451	443,198
Total	$1,186,533	$1,055,823	$3,433,541	$3,055,564

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
The Company’s profitability is also affected by its investment income. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, which are at historically low levels, as well as the credit quality and duration of the securities. The Company also invests in equity securities, merger arbitrage, private equity investments, investment funds and real estate. The Company's investments in investment funds have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.

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
Our net reserves for losses and loss expenses of approximately $8.3 billion as of September 30, 2012 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.4 billion, or 16.5%, of the Company’s net loss reserves as of September 30, 2012 relate to the reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30,	December 31,
	2012	2011
Specialty	$2,949,949	$2,905,759
Regional	1,277,441	1,283,764
Alternative Markets	2,059,019	1,986,111
Reinsurance	1,376,199	1,439,136
International	657,019	557,342
Net reserves for losses and loss expenses	8,319,627	8,172,112
Ceded reserves for losses and loss expenses	1,243,250	1,165,022
Gross reserves for losses and loss expenses	$9,562,877	$9,337,134
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2012
General liability	$983,123	$1,893,580	$2,876,703
Workers’ compensation	1,367,359	1,067,002	2,434,361
Commercial automobile	260,814	191,600	452,414
International	351,155	305,864	657,019
Other	205,724	317,207	522,931
Total primary	3,168,175	3,775,253	6,943,428
Reinsurance	574,206	801,993	1,376,199
Total	$3,742,381	$4,577,246	$8,319,627
December 31, 2011
General liability	$890,238	$1,974,361	$2,864,599
Workers’ compensation	1,353,328	992,775	2,346,103
Commercial automobile	275,198	195,323	470,521
International	277,857	279,485	557,342
Other	200,969	293,442	494,411
Total primary	2,997,590	3,735,386	6,732,976
Reinsurance	584,909	854,227	1,439,136
Total	$3,582,499	$4,589,613	$8,172,112
Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $864 million and $892 million as of September 30, 2012 and December 31, 2011, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Favorable (unfavorable) reserve development:
Specialty	$39,008	$96,625
Regional	13,654	25,277
Alternative markets	3,524	(2,088)
Reinsurance	22,950	18,674
International	230	3,611
Total favorable reserve development	79,366	142,099
Premium offsets(1):
Specialty	—	321
Alternative markets	—	(20)
International	3,228	—
Net development	$82,594	$142,400
         _____________
(1) Represents portion of reserve development offset by additional or return premiums on retrospectively rated insurance policies and reinsurance agreements.
For the nine months ended September 30, 2012, estimates for claims occurring in prior years decreased by $83 million. The favorable reserve development in 2012 was primarily attributable to accident years 2008 through 2010. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
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
Regional - Favorable reserve development for the regional segment related to commercial multi-peril business, partially offset by modest adverse development on workers' compensation business. The favorable development for commercial multi-peril business was driven by the 2008 and 2009 accident years and resulted mainly from lower loss emergence on known case reserves relative to historical levels.
Reinsurance - The favorable development for the reinsurance segment was related to facultative program business and to business written through Lloyd’s of London. The favorable development was concentrated in underwriting years 2008 through 2011 and resulted from lower than expected reported losses.

Loss Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.3%. As of September 30, 2012, the aggregate blended discount rates ranged from 2.1% to 6.5%, with a weighted average discount rate of 4.3%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $864 million and $892 million as of September 30, 2012 and December 31, 2011, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $66 million and $64 million at September 30, 2012 and December 31, 2011, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of September 30, 2012:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	212	$1,067,413	$27,681
Unrealized loss of 20% or greater of amortized cost:
Nine months to less then twelve months	1	132	120
Twelve months and longer	9	41,153	12,965
Total	222	$1,108,698	$40,766
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2012 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	13	$71,135	$4,908
Corporate	11	28,841	2,003
State and municipal	4	32,625	2,197
Total	28	$132,601	$9,108
The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized loss are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI.
Preferred Stocks – At September 30, 2012, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $47 million and a gross unrealized loss of $3 million. Four of those preferred stocks with an aggregate fair value of $21 million and a gross unrealized loss of $2 million were rated non-investment grade. Based upon management's view of the underlying value of their securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At September 30, 2012, the Company owned three common stocks in an unrealized loss position with an aggregate fair value of $35 million and an aggregate unrealized loss of $0.3 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $6 million and $20 million at September 30, 2012 and December 31, 2011, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2012:

(Dollars in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,932,098	92.7%
Syndicate manager	75,875	0.6%
Directly by the Company based on:
Observable data	715,572	6.1%
Cash flow model	65,504	0.6%
Total	$11,789,049	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2012, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2012 and 2011. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2012	2011
Specialty
Gross premiums written	$1,526,265	$1,344,139
Net premiums written	1,295,556	1,146,091
Premiums earned	1,215,417	1,047,567
Loss ratio	61.8%	57.8%
Expense ratio	32.8%	32.9%
GAAP combined ratio	94.6%	90.7%
Regional
Gross premiums written	$926,242	$881,224
Net premiums written	852,971	817,380
Premiums earned	809,072	795,423
Loss ratio	60.8%	71.5%
Expense ratio	36.5%	36.2%
GAAP combined ratio	97.3%	107.7%
Alternative Markets
Gross premiums written	$764,643	$656,062
Net premiums written	556,067	497,117
Premiums earned	506,149	454,156
Loss ratio	72.4%	71.9%
Expense ratio	25.8%	26.8%
GAAP combined ratio	98.2%	98.7%
Reinsurance
Gross premiums written	$373,912	$337,696
Net premiums written	349,361	319,524
Premiums earned	327,452	315,220
Loss ratio	57.8%	60.9%
Expense ratio	40.8%	40.7%
GAAP combined ratio	98.6%	101.6%
International
Gross premiums written	$736,108	$602,313
Net premiums written	616,449	486,745
Premiums earned	575,451	443,198
Loss ratio	60.5%	61.6%
Expense ratio	38.2%	39.9%
GAAP combined ratio	98.7%	101.5%
Consolidated
Gross premiums written	$4,327,170	$3,821,434
Net premiums written	3,670,404	3,266,857
Premiums earned	3,433,541	3,055,564
Loss ratio	62.5%	64.3%
Expense ratio	34.3%	34.7%
GAAP combined ratio	96.8%	99.0%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share data):

	2012	2011
Net income to common stockholders	$345,103	$274,184
Weighted average diluted shares	142,941	146,553
Net income per diluted share	$2.41	$1.87
The Company reported net income of $345 million in 2012 compared to $274 million in 2011. The increase in net income was primarily due to an increase in after-tax underwriting income of $51 million, an increase in after-tax net investment income of $18 million and an increase in after-tax net investment gains of $15 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012 and 2011.
Premiums. Gross premiums written were $4,327 million in 2012, an increase of 13% from $3,821 million in 2011. The increase in gross premiums written was primarily due to growth in our international and specialty business segments as a result of rate increases and expansion into new geographic and product markets. The growth was due to a combination of rate increases and increased exposures. Approximately 78% of policies expiring in 2012 were renewed, compared with a 80% renewal retention rate for policies expiring in 2011. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2012 increased by approximately 6.4%. Audit premiums were $67 million in 2012 compared with $35 million in 2011.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in the first nine months of 2012. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2012 compared with 2011 by line of business within each business segment follows:

•
Specialty premiums increased 14% to $1,526 million in 2012 from $1,344 million in 2011 primarily due to increased business in the energy and environmental markets. Gross premiums increased $49 million (12%) for other liability, $49 million (18%) for property lines, $41 million (39%) for workers' compensation, $22 million (19%) for commercial automobile, $16 million (7%) for professional liability and $6 million (8%) for products liability and decreased $1 million for other lines.

•
Regional gross premiums increased 5% to $926 million in 2012 from $881 million in 2011. Gross premiums increased $32 million (10%) for commercial multiple peril, $11 million (6%) for workers’ compensation and $3 million (1%) for commercial automobile.

•
Alternative markets gross premiums increased 17% to $765 million in 2012 from $656 million in 2011. Excluding assigned risk plans, which are fully reinsured, gross premiums increased 12% to $605 million in 2012 from $542 million in 2011. Gross premiums increased $68 million (31%) for primary workers’ compensation, $25 million (26%) for accident and health products and $3 million (8%) for other liability. Gross premiums decreased $29 million (20%) for excess workers' compensation and $3 million (7%) for other lines.

•	Reinsurance gross premiums increased 11% to $374 million in 2012 from $338 million in 2011. Gross premiums increased $6 million (3%) for casualty business and $30 million (28%) for property business.

•
International gross premiums increased 22% to $736 million in 2012 from $602 million in 2011. The increase was primarily due to an increase in business written by our Lloyd’s operation, our companies in Australia, and new insurance branches in Germany and Norway. Gross premiums increased $46 million (75%) for marine, $28 million (37%) for casualty reinsurance, $21 million (80%) for property reinsurance, $13 million (15%) for property, $12 million (35%) for accident and health and $14 million (4%) for other lines.

Net premiums written were $3,670 million in 2012, an increase of 12% from $3,267 million in 2011. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2012 and in 2011. The increase in the percentage of business ceded was due to changes in the reinsurance terms and costs.
Premiums earned increased 12% to $3,434 million in 2012 from $3,056 million in 2011. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect to recognize recent increases over the upcoming quarters. Premiums earned in 2012 are related to business written during both 2012 and 2011.

Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2012 and 2011:

	Amount		Average Annualized Yield
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities, including cash and cash equivalents and loans receivable	$360,577	$365,365	3.8%	4.0%
Arbitrage trading account	8,938	10,696	3.7	4.0
Investment funds	50,124	21,069	10.2	4.8
Equity securities available for sale	10,980	9,544	3.8	3.5
Real estate	8,621	5,192	3.1	6.0
Gross investment income	439,240	411,866	4.1%	4.0%
Investment expenses	(4,352)	(2,605)
Total	$434,888	$409,261	4.0%	4.0%
Net investment income increased 6% to $435 million in 2012 from $409 million in 2011. The increase in investment income was due to an increase in income from investment funds (which are reported on a one quarter lag). The average annualized yield for fixed maturity securities declined from 4.0% to 3.8% due to lower long-term reinvestment yields available in the market. Average invested assets, at cost (including cash and cash equivalents) were $14.5 billion in 2012 and $13.6 billion in 2011.
Insurance Service Fees. The Company is a servicing carrier of worker's compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $77 million in 2012, up from $69 million in 2011, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $85 million in 2012 compared with $74 million in 2011.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. In 2012, the valuation allowance for mortgage loans decreased by $14 million. The change in valuation allowance, net of other-than-temporary impairments, was a decrease of $9 million in 2012 compared with an increase of $0.4 million in 2011.
Revenues from Wholly-Owned Investees. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees decreased to $173 million in 2012 from $176 million in 2011, primarily as a result of lower aircraft sales.
Losses and Loss Expenses. Losses and loss expenses increased to $2,147 million in 2012 from $1,965 million in 2011. The consolidated loss ratio was 62.5% in 2012 and 64.3% in 2011. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $39 million in 2012 compared with $139 million in 2011, a decrease of 3.5 loss ratio points. Favorable prior year reserve development was $83 million in 2012 compared with $142 million in 2011, a difference of 2.3 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.6 points to 63.8% in 2012 from 64.4% in 2011. A summary of loss ratios in 2012 compared with 2011 by business segment follows:

•
Specialty - The loss ratio of 61.8% in 2012 was 4.0 points higher than the loss ratio of 57.8% in 2011. Catastrophe losses were $11 million in 2012 compared with $16 million in 2011. Favorable prior year reserve development was $39 million in 2012 compared with $97 million in 2011, a difference of 6.0 loss ratio points. The loss ratio excluding prior year reserve development decreased 1.5 points to 64.1% in 2012 from 65.6% in 2011.

•
Regional - The loss ratio of 60.8% in 2012 was 10.7 points lower than the loss ratio of 71.5% in 2011. Catastrophe losses were $24 million in 2012 compared with $85 million in 2011, an decrease of 7.8 loss ratio points. Favorable prior year reserve development was $14 million in 2012 compared with $25 million in 2011, a difference of 1.5 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.4 points to 59.6% in 2012 from 64.0% in 2011 due to favorable pricing and loss cost trends.

•
Alternative Markets - The loss ratio was 72.4% in 2012 and 71.9% in 2011. Favorable prior year reserve development was $4 million in 2012 compared with unfavorable development of $2 million in 2011, a difference of 1.2 loss ratio points. The loss ratio excluding prior year reserve development increased 1.9 points to 73.0% in 2012 from 71.1% in 2011.

•
Reinsurance - The loss ratio of 57.8% in 2012 was 3.1 points lower than the loss ratio of 60.9% in 2011. Catastrophe losses were $1 million in 2012 compared to $18 million in 2011, a decrease of 5.3 loss ratio points. Favorable prior year reserve development was $23 million in 2012 compared with $18 million in 2011, a difference of 1.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 3.3 points to 64.5% in 2012 from 61.2% in 2011.

•
International - The loss ratio of 60.5% in 2012 was 1.1 points lower than the loss ratio of 61.6% in 2011. There were $2 million in catastrophe losses in 2012 compared with $19 million in 2011, a decrease of 3.8 loss ratio points. Favorable prior year reserve development was $3 million in 2012 and $4 million in 2011, a difference of 0.2 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 2.5 points to 60.7% in 2012 from 58.2% in 2011.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2012 and 2011:

(Dollars in thousands)	2012	2011
Underwriting expenses	$1,177,620	$1,059,485
Service expenses	63,996	55,764
Net foreign currency gains	(2,873)	(2,171)
Other costs and expenses	93,281	83,858
Total	$1,332,024	$1,196,936
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 11% compared with an increase in net premiums written of 12%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.3% in 2012 and 34.7% in 2011.
Service expenses, which represent the costs associated with the fee-based businesses, increased 15% to $64 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Net foreign currency gains result from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses, which represent general and administrative expenses that are not allocated to business segments, increased to $93 million in 2012 from $84 million in 2011.
Expenses from Wholly-Owned Investees. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $172 million in 2012 compared to $174 million in 2011 due to lower cost of aircraft sold as a result of lower sales volume.
Interest Expense. Interest expense was $94 million in 2012 compared with $84 million in 2011 due to the issuance of $350 million of 4.625% senior notes in March 2012.
Income Taxes. The effective income tax rate was 26.5% in 2012 compared to 24.8% in 2011. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a lower portion of the 2012 pre-tax income and as such had a lesser impact on the effective tax rate for 2012 compared with 2011.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $73 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $5.4 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2012 and 2011. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(Dollars in thousands)	2012	2011
Specialty
Gross premiums written	$533,592	$454,560
Net premiums written	452,000	382,541
Premiums earned	420,165	367,417
Loss ratio	62.4%	58.3%
Expense ratio	32.1%	32.9%
GAAP combined ratio	94.5%	91.2%
Regional
Gross premiums written	$321,659	$301,542
Net premiums written	295,122	277,177
Premiums earned	276,629	267,142
Loss ratio	57.2%	74.2%
Expense ratio	35.9%	35.9%
GAAP combined ratio	93.1%	110.1%
Alternative Markets
Gross premiums written	$272,327	$222,423
Net premiums written	205,210	174,744
Premiums earned	177,041	156,820
Loss ratio	72.9%	70.9%
Expense ratio	24.8%	26.7%
GAAP combined ratio	97.7%	97.6%
Reinsurance
Gross premiums written	$132,247	$118,266
Net premiums written	123,098	113,620
Premiums earned	111,599	103,906
Loss ratio	58.1%	61.5%
Expense ratio	40.0%	40.9%
GAAP combined ratio	98.1%	102.4%
International
Gross premiums written	$234,899	$209,509
Net premiums written	200,457	178,057
Premiums earned	201,099	160,538
Loss ratio	60.8%	60.0%
Expense ratio	38.3%	39.1%
GAAP combined ratio	99.1%	99.1%
Consolidated
Gross premiums written	$1,494,724	$1,306,300
Net premiums written	1,275,887	1,126,139
Premiums earned	1,186,533	1,055,823
Loss ratio	62.1%	64.8%
Expense ratio	33.7%	34.5%
GAAP combined ratio	95.8%	99.3%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2012 and 2011 (amounts in thousands, except per share data):

	2012	2011
Net income to common stockholders	$100,947	$76,410
Weighted average diluted shares	141,637	144,538
Net income per diluted share	$0.71	$0.53
The Company reported net income of $101 million in 2012 compared to $76 million in 2011. The increase in net income was primarily due to a $27 million increase in after-tax underwriting income. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012 and 2011.
Premiums. Gross premiums written were $1,495 million in 2012, an increase of 14% from $1,306 million in 2011. The increase in gross premiums written was primarily due to growth in our specialty business and alternative markets segments as a result of expansion into new geographic and product markets. The growth was due to a combination of rate increases and increased exposures. Approximately 78% of policies expiring in 2012 were renewed, compared with a 79% renewal retention rate for policies expiring in 2011. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2012 increased by approximately 7%. Audit premiums were $22 million in 2012 compared with $12 million in 2011.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in the first nine months of 2012. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2012 compared with 2011 by line of business within each business segment follows:

•
Specialty premiums increased 17% to $534 million in 2012 from $455 million in 2011 primarily due to increased business in the energy and environmental markets. Gross premiums increased $19 million (13%) for other liability, $18 million (19%) for property lines, $15 million (20%) for professional liability, $11 million (28%) for commercial automobile, $9 million (25%) for workers compensation and $7 million for other lines.

•
Regional gross premiums increased 7% to $322 million in 2012 from $302 million in 2011. Gross premiums increased $14 million (13%) for commercial multiple peril, $7 million (13%) for workers’ compensation and $2 million (3%) for commercial automobile. Gross premiums written decreased $3 million (6%) for other lines.

•
Alternative markets gross premiums increased 22% to $272 million in 2012 from $222 million in 2011. Excluding assigned risk plans, which are fully reinsured, gross premiums increased 15% to $220 million in 2012 from $191 million in 2011. Gross premiums increased $26 million (35%) for primary workers’ compensation and $7 million (17%) for accident and health products. Gross premiums decreased $2 million (6%) for excess workers' compensation and $1 million for other liability lines.

•
Reinsurance gross premiums increased 12% to $132 million in 2012 from $118 million in 2011. Gross premiums for casualty business were $83 million in 2012 compared to $82 million in 2011. Gross premiums for property business were $49 million, an increase of $13 million (35%) from 2011.

•
International gross premiums increased 12% to $235 million in 2012 from $210 million in 2011. The increase was primarily due to an increase in business written by our Lloyd’s operation, our companies in Australia, and new insurance branches in Germany and Norway. Gross premiums increased $8 million (87%) for property reinsurance, $8 million (97%) for other liability, $6 million (14%) for casualty reinsurance, $5 million (26%) for marine, $2 million (5%) for automobile and $2 million (11%) for workers' compensation and decreased $4 million (24%) for fidelity and surety, $1 million (5%) for professional liability and $1 million (2%) for property.

Net premiums written were $1,276 million in 2012, an increase of 13% from $1,126 million in 2011. Ceded reinsurance premiums as a percentage of gross written premiums increased to 15% in 2012 from 14% in 2011. The increase in the percentage of business ceded was due to changes in the reinsurance terms and costs.
Premiums earned increased 12% to $1,187 million in 2012 from $1,056 million in 2011. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect to recognize recent rate increases over the upcoming years. Premiums earned in 2012 are related to business written during both 2012 and 2011.

Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2012 and 2011:

	Amount		Average Annualized Yield
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities, including cash and cash equivalents and loans receivable	$121,454	$120,252	3.8%	4.0%
Arbitrage trading account	2,397	(346)	3.0	(0.4)
Investment funds	(13,118)	(10,820)	(7.6)	(7.2)
Equity securities available for sale	4,001	2,795	4.1	3.2
Real estate	3,097	2,848	3.1	4.9
Gross investment income	117,831	114,729	3.2%	3.4%
Investment expenses	(1,812)	(666)
Total	$116,019	$114,063	3.2%	3.3%
Net investment income increased 2% to $116 million in 2012 from $114 million in 2011. The average annualized yield for fixed maturity securities declined from 4.0% to 3.8% due to lower long-term reinvestment yields available in the market. Losses from investment funds in 2012 and 2011 were primarily attributable to energy-related investments. Average invested assets, at cost (including cash and cash equivalents) were $14.7 billion in 2012 and $13.7 billion in 2011.
Insurance Service Fees. The Company is a servicing carrier of worker's compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $26 million in 2012, up from $22 million in 2011, primarily as a result of an increase in fees from residual market premiums.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $17 million in 2012 compared with $21 million in 2011.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for decline in value which is considered to be other-than-temporary. The change in valuation allowance, net of other-than-temporary impairments, was a decrease of $5 million in 2012 compared with none in 2011.
Revenues from Wholly-Owned Investees. These revenues were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $68 million in 2012 from $66 million in 2011.
Losses and Loss Expenses. Losses and loss expenses increased to $737 million in 2012 from $684 million in 2011. The consolidated loss ratio was 62.1% in 2012 and 64.8% in 2011. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $8 million in 2012 compared with $51 million in 2011, a decrease of 4.1 loss ratio points. Favorable prior year reserve development was $28 million in 2012 compared with $56 million in 2011, a difference of 3.0 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.6 points to 63.7% in 2012 from 65.3% in 2011, primarily due to higher earned rate increases. A summary of loss ratios in 2012 compared with 2011 by business segment follows:

•
Specialty - The loss ratio of 62.4% in 2012 was 4.1 points higher than the loss ratio of 58.3% in 2011. Favorable prior year reserve development was $14 million in 2012 compared with $36 million in 2011, a difference of 6.3 loss ratio points. The loss ratio excluding prior year reserve development decreased 1.6 points to 64.6% in 2012 from 66.2% in 2011.

•
Regional - The loss ratio of 57.2% in 2012 was 17.0 points lower than the loss ratio of 74.2% in 2011. Catastrophe losses were $1 million in 2012 compared with $32 million in 2011, an decrease of 11.6 loss ratio points. Favorable prior year reserve development was $5 million in 2012 compared with $10 million in 2011, a difference of 2.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 7.5 points to 58.6% in 2012 from 66.1% in 2011 due to favorable pricing and milder loss activity.

•
Alternative Markets - The loss ratio of 72.9% in 2012 was 2.0 points higher than the loss ratio of 70.9% in 2011. Favorable prior year reserve development was $3 million in 2012 compared with unfavorable development of $5 million in 2011, a difference of 1.8 loss ratio points. The loss ratio excluding prior year reserve development increased 0.8 points to 74.3% in 2012 from 73.5% in 2011.

•
Reinsurance - The loss ratio of 58.1% in 2012 was 3.4 points lower than the loss ratio of 61.5% in 2011. There were no catastrophe losses in 2012 compared to $6 million in 2011, a decrease of 5.8 loss ratio points. Favorable prior year reserve development was $5 million in 2012 compared with $4 million in 2011. The loss ratio excluding catastrophe losses and prior year reserve development increased 2.7 points to 62.2% in 2012 from 59.5% in 2011.

•
International - The loss ratio of 60.8% in 2012 was 0.8 points higher than the loss ratio of 60.0% in 2011. There were $2 million in catastrophe losses in 2012 compared with $5 million in 2011, a decrease of 2.1 loss ratio points. Favorable prior year reserve development was $1 million in 2012 and in 2011. The loss ratio excluding catastrophe losses and prior year reserve development increased 3.2 points to 60.4% in 2012 from 57.2% in 2011.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2012 and 2011:

(Dollars in thousands)	2012	2011
Underwriting expenses	$399,677	$363,889
Service expenses	22,769	18,873
Net foreign currency gains	(1,575)	(2,700)
Other costs and expenses	30,616	27,087
Total	$451,487	$407,149
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 10% compared to an increase in net written premiums of 13%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.7% in 2012 and 34.5% in 2011.
Service expenses, which represent the costs associated with the fee-based businesses, increased 21% to $23 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Net foreign currency gains result from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses, which represent general and administrative expenses that are not allocated to business segments, increased to $31 million in 2012 from $27 million in 2011.
Expenses from Wholly-Owned Investees. These expenses represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $66 million in 2012 compared to $64 million in 2011.
Interest Expense. Interest expense was $33 million in 2012 compared with $28 million in 2011 due to the issuance of $350 million of 4.625% senior notes in March 2012.
Income Taxes. The effective income tax rate was 24.4% in 2012 compared to 20.6% in 2011. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a lower portion of the 2012 pre-tax income and as such had a lesser impact on the effective tax rate for 2012 compared with 2011.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.3 years at September 30, 2012 and 3.6 years at December 31, 2011. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2012 were as follows:

(Dollars in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$937,313	6.6%
State and municipal:
Special revenue	2,198,657	15.4%
Pre-refunded (1)	995,605	7.0%
State general obligation	890,990	6.2%
Local general obligation	391,181	2.8%
Corporate backed	430,658	3.0%
Total state and municipal	4,907,091	34.4%
Mortgage-backed securities:
Agency	1,145,102	8.0%
Residential-Prime	245,739	1.7%
Residential-Alt A	154,538	1.1%
Commercial	158,008	1.1%
Total mortgage-backed securities	1,703,387	11.9%
Corporate:
Industrial	1,620,807	11.3%
Financial	725,550	5.1%
Asset-backed	578,357	4.1%
Utilities	219,452	1.5%
Other	109,983	0.8%
Total corporate	3,254,149	22.8%
Foreign government and foreign government agencies	1,090,472	7.6%
Total fixed maturity securities	11,892,412	83.3%
Equity securities available for sale:
Common stocks	324,881	2.3%
Preferred stocks	100,441	0.7%
Total equity securities available for sale	425,322	3.0%

Investment funds	747,638	5.2%
Real estate	433,686	3.0%
Arbitrage trading account	417,446	2.9%
Loans receivable	371,408	2.6%
Total investments	$14,287,912	100.0%

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
At September 30, 2012, investments in foreign fixed maturity securities were as follows:

(Dollars in thousands)	Government	Corporate	Total
Australia	$204,583	$113,990	$318,573
United Kingdom	139,804	33,693	173,497
Canada	121,137	51,321	172,458
Argentina	124,833	24,559	149,392
Germany	94,056	27,461	121,517
Brazil	46,650	—	46,650
Norway	38,092		38,092
Supranational (1)	36,950	—	36,950
Netherlands		11,511	11,511
Switzerland	—	11,231	11,231
Singapore	6,990	—	6,990
Uruguay	3,187	—	3,187
New Zealand	424	—	424
Total	$816,706	$273,766	$1,090,472
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter-American Development Bank.
Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At September 30, 2012, the carrying value of investment funds was $748 million, including investments in real estate funds of $382 million and investments in energy funds of $129 million.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2012, real estate consists of three office buildings in London, including two in operation and one under development, and a long-term ground lease in Washington D. C.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $371 million and an aggregate fair value of $364 million at September 30, 2012. Amortized cost of these loans is net of a valuation allowance of $6 million as of September 30, 2012. The five largest loans have an aggregate amortized cost of $217 million and an aggregate fair value of $212 million as of such date and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The loans are secured by office buildings (72%) and hotels (28%) located primarily in New York City, California, Hawaii and Boston.

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.3 years at September 30, 2012 and 3.6 years at December 31, 2011. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities decreased to $453 million in 2012 from $485 million in 2011. The decrease in cash flow was due primarily to an increase in income taxes paid in 2012. Paid losses as a percent of earned premiums were 58.4% in 2012 compared with 60.1% in 2011.

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

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 85% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2012. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At September 30, 2012, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $2,121 million and a face amount of $2,141 million. The maturities of the outstanding debt are $14 million in 2012, $200 million in 2013, $47 million in 2014, $200 million in 2015, $2 million in 2016, $450 million in 2019, $300 million in 2020, $427 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
Equity. At September 30, 2012, total common stockholders’ equity was $4.3 billion, common shares outstanding were approximately 136 million and stockholders’ equity per outstanding share was $31.81.
As further described in note 3 to the consolidated financial statements for the nine months ended September 30, 2012, the Company adopted FASB guidance regarding deferred acquisition costs effective January 1, 2012. The impact of adopting this guidance was a reduction in common stockholders' equity of $55 million as of January 1, 2012.
Total Capital. Total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $6.4 billion at September 30, 2012. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 33% at September 30, 2012 and 31% at December 31, 2011.

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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2012 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 2012	615,184	$36.95	615,184	8,097,613
August 2012	1,243,583	37.08	1,243,583	9,350,298
September 2012	111,905	$36.98	111,905	9,238,393
(1) The Company's repurchase authorization was increased to 10,000,000 shares on August 7, 2012.

Item 6. Exhibits

Number
(10.1)	Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan.
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 8, 2012	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	November 8, 2012	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer