Form 10-K
period 2012-12-31
BERKLEY W R CORP
filed 2013-02-28
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,336,925,500.
Number of shares of common stock, $.20 par value, outstanding as of February 14, 2013: 136,023,412
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	21
ITEM	1B.	UNRESOLVED STAFF COMMENTS	30
ITEM	2.	PROPERTIES	31
ITEM	3.	LEGAL PROCEEDINGS	31
ITEM	4.	MINE SAFETY DISCLOSURES	31

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	32
ITEM	6.	SELECTED FINANCIAL DATA	33
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	56
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	57
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	92
ITEM	9A.	CONTROLS AND PROCEDURES	93
ITEM	9B.	OTHER INFORMATION	95

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	96
ITEM	11.	EXECUTIVE COMPENSATION	96
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	96
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	96
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	96

	PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	96
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2013 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

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

•	foreign currency and political risks relating to our international operations;

•	our ability to attract and retain key personnel and qualified employees;

•	continued availability of capital and financing;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Act of 2002, as amended;

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	credit risk relating to our policyholders, independent agents and brokers;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	potential difficulties with technology and/or data security;

•	the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2013 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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

Each of our five business segments is composed of individual operating units that serve a market defined by geography, products, services or types of customers. Each of our operating units is positioned close to its customer base and participates in a niche market requiring specialized knowledge about a territory or product. This strategy of decentralized operations allows each of our units to identify and respond quickly and effectively to changing market conditions and local customer needs, while capitalizing on the benefits of centralized capital, investment and reinsurance management, and corporate actuarial, financial, enterprise risk management and legal staff support.

Our business approach is focused on meeting the needs of our customers, maintaining a high quality balance sheet, and allocating capital to our best opportunities. New businesses are started when opportunities are identified and when the right talent and expertise are found to lead a business. Of our 48 operating units, 41 have been organized and developed internally and seven have been added through acquisition. Of these units, 23 have been formed since 2006.

    Our Specialty insurance and Reinsurance operations are conducted throughout the United States, and, on a limited basis, outside the United States. Regional insurance operations are conducted across the continental United States in six regions: the Midwest, Northeast, Southwestern, Southeastern (excluding Florida and Louisiana), Mid Atlantic, and North Pacific regions. Alternative Markets operations are conducted throughout the United States. Our International operations are conducted primarily in the United Kingdom, Continental Europe, South America, Australia, the Asia Pacific region, Scandinavia and Canada.

Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our operating segments for each of the past five years were as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Net premiums written:
Specialty	$1,747,687	$1,554,516	$1,311,831	$1,260,451	$1,453,778
Regional	1,119,274	1,064,507	1,044,347	1,081,100	1,211,096
Alternative Markets	702,922	619,097	582,045	589,637	622,185
Reinsurance	477,252	430,329	401,239	423,425	435,108
International	851,404	688,919	511,464	375,482	311,732
Total	$4,898,539	$4,357,368	$3,850,926	$3,730,095	$4,033,899

	Year Ended December 31,
	2012	2011	2010	2009	2008
Percentage of net premiums written:
Specialty	35.7%	35.7%	34.1%	33.7%	36.1%
Regional	22.9	24.4	27.1	29.0	30.0
Alternative Markets	14.3	14.2	15.1	15.8	15.4
Reinsurance	9.7	9.9	10.4	11.4	10.8
International	17.4	15.8	13.3	10.1	7.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The twenty-three insurance company subsidiaries rated by Standard & Poor's (“S&P”) have financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings).

Our Moody's ratings are A2 for Berkley Insurance Company, Berkley Regional Insurance Company and Admiral Insurance Company (the sixth highest rating out of twenty-one possible ratings).

The following sections describe our reporting segments and their operating units in greater detail. These operating units underwrite on behalf of one or more affiliated insurance companies within the group. Certain operating units are identified by us herein for descriptive purposes only and are not legal entities. Unless otherwise indicated, all references in this Form 10-K to “W. R. Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries. W. R. Berkley Corporation is a Delaware corporation formed in 1970.

SPECIALTY

Our Specialty lines companies underwrite risks within the excess and surplus lines market and on an admitted basis. The risks are highly complex, often unique exposures that typically fall outside the underwriting guidelines of the standard insurance market or are best served by specialized knowledge of a particular industry. The Specialty lines of business include premises operations, commercial automobile, property, products liability and professional liability lines. The customers in this segment are highly diverse. Business is conducted through the following 22 operating units, each delivering their products through a variety of distribution channels, depending on the customer base and particular risks insured:

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

Berkley Custom Insurance focuses on the excess casualty insurance market and offers umbrella liability, pollution liability, excess liability, construction wrap-ups and completed operations coverages to wholesalers, retailers, manufacturers, insurance companies, financial institutions and construction companies.

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

Berkley Offshore Underwriting Managers is a specialist global underwriter of energy and marine risks. Its three divisions provide specialty insurance products in the energy upstream, energy liability and marine sectors.

Berkley Oil & Gas Specialty Services provides property casualty products and risk services to the U.S. energy sector. Its customer base includes risks of any size that work in the oil patch, including operators, drillers, geophysical contractors, well-servicing contractors, and manufacturers/distributors of oil field products.

Berkley Professional Liability specializes in professional liability insurance for large publicly-traded and private entities based in the United States and Canada. Its liability coverages include directors and officers, fiduciary, employment practices, and sponsored insurance agents.

Berkley Public Entity specializes in public entities and intergovernmental pools or trusts. Products include general liability, auto, property, crime and liability for law enforcement, public officials, educators, employment practices, incidental medical and miscellaneous professionals.

Berkley Select specializes in underwriting professional liability insurance with a particular emphasis on large law firms, accounting firms and medical institution facilities. Its products are distributed nationwide through a limited number of brokers.

Berkley Specialty Underwriting Managers has two underwriting divisions. Its entertainment and sports division underwrites property casualty insurance products, both on an admitted and non-admitted basis, for the entertainment industry and sports-related organizations. The environmental division underwrites specialty insurance products for environmental customers such as contractors, consultants and owners of sites and facilities.

Berkley Technology Underwriters provides a broad range of first and third-party insurance programs for technology exposures and technology industries on both a local and global basis.

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

Carolina Casualty Insurance provides commercial insurance products and services to the transportation industry with an emphasis on intermediate and long-haul trucking and various classes of business and public automobile coverage. It underwrites on an admitted basis in all 50 states and the District of Columbia.

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

Vela Insurance Services specializes in commercial casualty insurance on an excess and surplus lines basis. Its primary focus is on general liability insurance for construction, manufacturing and general casualty clients as well as products liability and miscellaneous professional liability coverages distributed through wholesale insurance brokers.

Verus Underwriting Managers offers general liability, professional liability and property coverages for small to mid-sized commercial risks in the excess and surplus lines insurance market through a select group of appointed wholesale brokers and agents.

The following table sets forth the percentage of gross premiums written by each Specialty operating unit:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Berkley Specialty Underwriting Managers	16.3%	14.8%	12.0%	8.5%	9.6%
Nautilus Insurance	12.8	13.9	15.9	16.8	17.5
Admiral Insurance	12.6	14.2	16.7	20.4	24.0
Berkley Oil & Gas Specialty Services	6.7	4.5	0.9	—	—
Monitor Liability Managers	6.4	8.2	10.1	10.4	8.6
Berkley Select	6.1	5.5	5.6	5.3	2.9
Carolina Casualty Insurance	4.8	4.9	5.0	9.3	14.8
Vela Insurance Services	4.6	4.5	4.9	4.4	5.6
Berkley Offshore Underwriting Managers	4.5	4.1	3.7	2.7	—
Berkley Underwriting Partners	3.7	6.5	6.8	6.2	6.8
Clermont Specialty Managers	3.2	3.5	4.1	4.0	3.7
Berkley Aviation	3.0	3.6	3.9	3.6	3.3
Berkley Professional Liability	2.5	2.2	2.4	2.1	0.1
Gemini Transportation Underwriters	2.2	2.0	1.9	1.2	—
Berkley Asset Protection Underwriters	2.0	1.8	1.5	1.1	0.3
American Mining Insurance	1.8	2.1	2.3	2.2	2.1
Berkley Life Sciences	1.7	1.3	1.1	1.2	0.7
FinSecure	1.6	1.6	1.2	0.6	—
Verus Underwriting Managers	1.4	0.8	—	—	—
Berkley Custom Insurance	1.4	—	—	—	—
Berkley Public Entity	0.4	—	—	—	—
Berkley Technology Underwriters	0.3	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our Specialty insurance operations:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Other liability	31.5%	31.1%	29.0%	29.5%	32.8%
Property	20.9	20.7	20.4	19.0	15.1
Professional liability	16.0	16.6	18.3	18.1	12.9
Workers' compensation	9.2	8.0	7.7	5.7	4.8
Commercial automobile	8.6	8.9	8.2	10.4	16.0
Products liability	5.4	5.6	6.0	7.5	10.2
Other	8.4	9.1	10.4	9.8	8.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Acadia Insurance is a Northeast regional property casualty underwriter offering a broad portfolio of products exclusively through local independent agents in Connecticut, Maine, Massachusetts, New Hampshire, New York and Vermont. In addition to its general offerings, Acadia has specialized expertise in insuring regional businesses and industries such as construction, lumber and fishing.

Berkley Mid-Atlantic Group provides commercial property casualty coverages to a wide variety of businesses in Delaware, the District of Columbia, Maryland, Ohio, Pennsylvania, and Virginia. Focusing on middle market accounts, it complements its standard writings with specialized products in areas such as social services, nonprofit organizations and inland marine.

Berkley North Pacific provides local underwriting, claims and risk management services from its home office in Seattle, Washington and branch offices in Boise, Idaho, Spokane, Washington and Salt Lake City, Utah. The company partners with a select group of agents in Washington, Oregon, Idaho, Montana and Utah to sell and service property and casualty policies for larger middle-market standard businesses and the specialty lines of agribusiness, motor carrier, petroleum distribution and construction.

Berkley Regional Specialty provides excess and surplus lines coverage on a national basis to small to medium-sized insureds with low to moderate insurance risk. Its product lines include general liability, liquor liability and some property and inland marine coverage. It serves a limited distribution channel consisting of select W. R. Berkley Corporation member company agents.

Berkley Southeast was formed as a separate operating unit in January 2013 to serve the Southeastern states. Based in Atlanta, Georgia, the company offers a wide array of commercial lines products in six southeastern states: Mississippi, Alabama, Georgia, Tennessee, North Carolina and South Carolina.

Berkley Surety provides a broad array of surety products for contract and commercial surety risks, including specialty niches such as environmental and secured credit for small contractors, through an independent agency and broker platform across a nationwide network of 16 field offices.

Continental Western Group is a Midwest regional property and casualty insurance company based in Des Moines, Iowa, providing underwriting and risk management services to a broad array of regional businesses in thirteen Midwest states. In addition to its generalist portfolio, Continental Western offers specialty underwriting solutions for diversified agriculture, construction, light manufacturing, transportation, volunteer fire departments, rural utilities, collector cars, public entity and implement dealers. Through its subsidiary, Berkley Agribusiness Risk Specialists, the company offers insurance for larger commercial risks across the United States for clients involved in the supply, storage, handling, processing and distribution of commodities related to the agriculture and food industries.

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

Union Standard offers preferred commercial property and casualty insurance products and services to a wide range of small to medium size commercial entities through independent agents in Arizona, Arkansas, New Mexico, Oklahoma and Texas. Union Standard's strategy is built around relationships and service.

The following table sets forth the percentage of gross premiums written by each Regional operating unit:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Acadia Insurance	30.0%	29.3%	26.4%	25.1%	23.8%
Continental Western	22.5	23.2	23.9	26.3	27.2
Union Standard	18.5	18.1	18.5	18.5	17.7
Berkley Mid-Atlantic	17.0	17.7	17.9	16.9	15.6
Berkley North Pacific	6.2	5.1	4.0	3.0	5.3
Berkley Surety	4.5	5.2	5.0	3.6	2.9
Berkley Regional Specialty	1.3	1.2	1.2	1.2	1.2
Assigned risk plans (1)	—	—	3.1	5.4	6.3
Other	—	0.2	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%
_____________
(1) Assigned risk plans were transferred to the Alternative Markets segment in 2011.

The following table sets forth the percentages of gross premiums written, by line, by our Regional insurance operations:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Commercial multi-peril	38.7%	37.4%	35.8%	34.7%	34.3%
Automobile	24.1	24.9	25.3	25.3	25.5
Workers’ compensation	19.4	19.1	18.0	18.1	18.2
Assigned risk plans (1)	—	—	3.1	5.4	6.3
Other	17.8	18.6	17.8	16.5	15.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%
_____________
(1) Assigned risk plans were transferred to the Alternative Markets segment in 2011.

The following table sets forth the percentages of direct premiums written by our Regional insurance operations by state:

	Year Ended December 31,
State	2012	2011	2010	2009	2008
Massachusetts	7.9%	7.8%	7.2%	6.8%	6.8%
Pennsylvania	6.5	6.5	6.7	6.3	5.7
Texas	6.4	6.9	7.1	7.1	6.7
Maine	6.1	6.1	5.7	5.3	4.7
New Hampshire	5.9	5.8	5.3	5.0	4.9
Mississippi	4.2	3.9	3.6	3.5	3.2
Connecticut	4.1	3.6	2.9	3.1	3.0
Washington	3.7	3.2	2.4	1.8	2.8
North Carolina	3.6	3.8	4.2	3.6	3.3
Vermont	3.4	3.3	3.4	3.1	3.0
New York	3.0	3.2	3.1	2.8	2.3
Virginia	2.9	3.1	2.8	2.6	2.4
Iowa	2.8	3.1	3.6	4.0	4.2
Kansas	2.6	2.9	3.2	5.3	5.8
Nebraska	2.6	2.8	3.0	3.9	3.8
Minnesota	2.5	2.6	2.8	3.0	3.2
Wisconsin	2.4	2.3	2.8	2.4	2.5
Arkansas	2.2	2.1	2.3	2.3	2.3
Maryland	2.1	2.4	2.2	2.4	2.1
Missouri	2.1	2.3	2.4	2.6	2.8
Colorado	2.1	2.0	2.2	3.2	3.7
Oklahoma	1.7	1.8	1.6	1.7	1.5
South Dakota	1.7	1.7	1.8	2.4	2.3
Tennessee	1.4	1.4	1.5	1.4	1.5
Illinois	1.3	1.4	2.3	2.5	2.7
Arizona	1.3	1.1	1.1	0.9	0.7
Alabama	1.3	1.3	1.2	1.2	1.1
New Mexico	1.2	1.3	1.3	1.2	1.2
South Carolina	1.2	1.2	1.3	1.3	1.3
North Dakota	1.2	1.2	1.1	1.0	0.9
Oregon	1.1	0.9	0.8	0.6	1.2
Idaho	1.1	0.8	0.8	0.7	1.1
Indiana	0.7	0.7	1.1	0.9	0.9
Other	5.7	5.5	5.2	4.1	4.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Key Risk Insurance is a provider of workers' compensation insurance products and services for employers in the public and private sectors throughout the Eastern United States. It focuses on middle-market accounts in specialty niches and on larger self-insured entities, with a special emphasis on expert claims and managed-care services. Additionally, Key Risk's affiliate, Key Risk Management Services, provides third party administration of self-insured workers' compensation programs.

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

Riverport Insurance Services provides property casualty insurance coverages to human services organizations, including nonprofit and for-profit organizations, public entities, sports and recreational organizations, and self-insured companies, associations and purchasing groups. Its product offerings include traditional primary coverages, as well as alternative market solutions for clients who wish to retain a larger share of their own risk.

The following table sets forth the percentages of gross premiums written by each Alternative Markets operating unit:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Berkley Accident and Health	16.0%	15.2%	10.6%	6.1%	4.6%
Berkley Net Underwriters	15.3	11.3	10.4	10.6	6.7
Midwest Employers Casualty	14.7	20.3	30.7	38.3	42.1
Key Risk Insurance	14.1	14.3	16.1	17.7	18.8
Preferred Employers Insurance	8.6	8.5	8.9	8.2	8.3
Riverport Insurance Services	6.3	7.6	8.2	10.2	9.3
Berkley Medical Excess Underwriters	3.8	4.6	5.6	5.2	4.4
Assigned risk plans (1)	21.2	18.2	9.5	3.7	5.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%
__________
(1) Assigned risk premiums are written on behalf of assigned risk plans managed by the Company. Assigned risk premiums are 100% reinsured by the respective state-sponsored assigned risk pools.

The following table sets forth percentages of gross premiums written, by line, by our Alternative Markets operations:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Primary workers' compensation	38.9%	34.8%	36.9%	38.5%	35.6%
Accident and health	16.0	15.2	10.6	6.1	4.6
Excess workers' compensation	13.5	18.9	29.1	36.5	40.4
Other liability	4.7	5.7	4.8	5.3	4.7
Other	5.7	7.2	9.1	9.9	8.9
Assigned risk plans	21.2	18.2	9.5	3.7	5.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

B F Re Underwriters is a direct casualty facultative reinsurance underwriter serving clients through a nationwide network of regional offices. Its facultative reinsurance products include automatic, semi-automatic and individual risk assumed reinsurance. B F Re Underwriters also provides its customers value-added services across its lines, including underwriting, claims and actuarial consultation.

Facultative ReSources is a broker market casualty, professional liability and property facultative underwriter based in Stamford, Connecticut with branch offices in Chicago, Atlanta and Los Angeles. It provides expertise across many lines of facultative business, and has recently broadened its expertise in a number of specialized areas, including professional liability and property hazards in emerging technologies.

Lloyd's Reinsurance represents the Company's minority participation in a Lloyd's syndicate that writes a broad range of mainly short-tail classes of business.

The following table sets forth the percentages of gross premiums written by each Reinsurance operating unit:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Berkley Re America	64.6%	66.1%	60.3%	52.4%	51.0%
Lloyd’s Reinsurance	14.8	13.9	15.9	18.8	14.7
Facultative ReSources	11.8	10.5	14.2	19.4	22.1
B F Re Underwriters	8.8	9.5	9.6	9.4	12.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our Reinsurance operations:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Casualty	64.3%	69.3%	67.8%	70.2%	82.8%
Property	35.7	30.7	32.2	29.8	17.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Berkley Latinoamérica is a leading provider of property, casualty, automobile, surety, group life and health and workers' compensation products and services in its operating territories of Argentina, Brazil and Uruguay. Its largest operation, Berkley International Seguros, offers a wide range of property casualty products in Argentina, where it is a leading provider of surety, engineering, cargo and personal accident coverages. Berkley International ART, Berkley International Latinoamérica's workers' compensation carrier in Argentina, is focused on small to medium-sized risks in its operating territories. Berkley International Seguros do Brasil provides surety products to small and medium-sized risks throughout Brazil, and Berkley International Seguros (Uruguay) is a provider of customized property casualty insurance products and services to small and medium-sized businesses in Uruguay.

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

Berkley Re UK writes international property casualty treaty accounts. Its territorial scope includes reinsured clients domiciled in the United Kingdom, Europe, Africa, the Middle East and the Caribbean.

W. R. Berkley Insurance (Europe) is based in the United Kingdom with offices in Spain, Australia, Ireland, Norway and Germany. Its product offering includes professional indemnity, directors' and officers' liability, medical malpractice, general liability, personal accident and travel, engineering and construction. It also offers expertise in marine, cargo, and commercial property and casualty packages.

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

The following table sets forth the percentages of gross premiums written by our International operating units:

	Year Ended December 31,
	2012	2011	2010	2009	2008
W. R. Berkley Insurance (Europe)	30.2%	29.1%	30.4%	33.2%	40.1%
Berkley Latinoamérica	27.7	31.4	36.9	41.0	51.8
W. R. Berkley Syndicate 1967	17.8	17.6	13.8	5.9	—
Berkley Re Asia Pacific	15.7	17.7	15.6	17.8	8.1
Berkley Re UK	5.0	0.2	—	—	—
Berkley Canada	3.6	4.0	3.3	2.1	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Results by Industry Segment

Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Specialty
Revenue	$1,835,817	$1,620,741	$1,471,566	$1,483,266	$1,810,813
Income before income taxes	261,856	290,937	294,825	220,005	374,738
Regional
Revenue	1,178,258	1,145,491	1,152,447	1,177,126	1,317,796
Income before income taxes	122,211	30,529	115,828	105,122	107,979
Alternative Markets
Revenue	930,867	819,949	810,673	768,683	831,622
Income before income taxes	194,433	145,660	178,485	162,708	201,740
Reinsurance
Revenue	543,062	517,879	522,435	487,016	635,763
Income before income taxes	93,268	83,150	129,449	86,400	117,866
International
Revenue	866,160	656,460	485,534	351,947	322,016
Income before income taxes	62,061	39,033	20,719	22,349	52,551
Other(1)
Revenue	469,390	395,464	281,414	163,140	(209,202)
Loss before income taxes	(31,901)	(76,223)	(140,396)	(216,706)	(530,594)
Total
Revenue	5,823,554	5,155,984	4,724,069	4,431,178	4,708,808
Income before income taxes	701,928	513,086	598,910	379,878	324,280
_______________________________________

(1)
Represents corporate revenues, corporate expenses, net investment gains and losses, and revenues and expenses from investments in wholly-owned, non-insurance subsidiaries that are consolidated for financial reporting purposes.

The table below represents summary underwriting ratios on a GAAP basis for our segments. Loss ratio is losses and loss expenses incurred expressed as a percentage of net premiums earned. Expense ratio is underwriting expenses expressed as a percentage of net premiums earned. Underwriting expenses do not include expenses related to insurance services or unallocated corporate expenses. Combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio represents a measure of underwriting profitability, excluding investment income. A number in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Specialty
Loss ratio	62.8%	59.4%	58.3%	61.9%	60.1%
Expense ratio	32.7%	32.6%	32.9%	31.1%	28.5%
Combined ratio	95.5%	92.0%	91.2%	93.0%	88.6%
Regional
Loss ratio	59.6%	68.0%	60.7%	61.4%	65.4%
Expense ratio	36.5%	36.1%	36.0%	34.3%	32.4%
Combined ratio	96.1%	104.1%	96.7%	95.7%	97.8%
Alternative Markets
Loss ratio	71.4%	72.3%	67.6%	63.4%	62.7%
Expense ratio	25.9%	26.7%	25.6%	25.8%	24.3%
Combined ratio	97.3%	99.0%	93.2%	89.2%	87.0%
Reinsurance
Loss ratio	60.5%	61.6%	52.5%	57.9%	64.7%
Expense ratio	40.1%	40.5%	41.1%	39.1%	34.8%
Combined ratio	100.6%	102.1%	93.6%	97.0%	99.5%
International
Loss ratio	62.9%	60.5%	61.8%	59.9%	61.7%
Expense ratio	37.2%	40.2%	40.5%	40.4%	39.0%
Combined ratio	100.1%	100.7%	102.3%	100.3%	100.7%
Total
Loss ratio	63.1%	63.9%	60.2%	61.4%	62.7%
Expense ratio	34.1%	34.6%	34.4%	32.9%	30.4%
Combined ratio	97.2%	98.5%	94.6%	94.3%	93.1%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Average investments, at cost(1)	$14,545,371	$13,631,552	$13,356,380	$12,918,039	$12,939,843
Net investment income(1)	$586,763	$526,351	$530,525	$379,008	$533,480
Percent earned on average investments(1)	4.0%	3.9%	4.0%	3.0%	4.2%
Net investment gains (losses)(2)	$210,465	$125,481	$56,581	$(38,408)	$(356,931)
Change in unrealized investment gains (losses)(3)	$135,282	$147,998	$176,588	$557,444	$(302,211)
_______________________________________

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)	Represents realized gains and losses on investments not classified as trading account securities.

(3)	Represents the change in unrealized investment gains (losses) for available for sale securities.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Barclays U.S. Aggregate Bond Index	3.5%	4.0%	4.2%	4.9%	5.4%
S&P 500® Index	2.5%	2.1%	2.3%	3.0%	1.5%

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
1 year or less	5.8%	6.6%	6.7%	5.3%	3.2%
Over 1 year through 5 years	30.7	28.3	27.3	27.2	22.9
Over 5 years through 10 years	23.4	25.3	25.9	27.2	29.9
Over 10 years	25.5	25.5	27.1	26.0	26.6
Mortgage-backed securities	14.6	14.3	13.0	14.3	17.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2012, the fixed maturity portfolio had an average duration of 3.4 years.

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
We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. At December 31, 2012, the discount rates by year ranged from 2.1% to 6.5% with a weighted average discount rate of 4.2%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $867 million, $892 million and $898 million at December 31, 2012, 2011 and 2010, respectively.
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
Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $34 million at both December 31, 2012 and 2011. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $56 million and $59 million at December 31, 2012 and 2011, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims increased by approximately $2 million, $1 million and $2 million in 2012, 2011 and 2010, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $2 million, $3 million and $2 million in 2012, 2011 and 2010, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2012	2011	2010
Net reserves at beginning of year	$8,172,112	$7,999,521	$8,147,782
Net provision for losses and loss expenses:
Claims occurring during the current year(1)	2,997,995	2,791,860	2,509,933
Decrease in estimates for claims occurring in prior years(2)(3)	(102,571)	(181,282)	(253,248)
Loss reserve discount amortization	53,055	47,787	53,182
Total	2,948,479	2,658,365	2,309,867
Net payments for claims:
Current year	698,834	765,440	641,570
Prior years	2,010,101	1,721,558	1,811,507
Total	2,708,935	2,486,998	2,453,077
Foreign currency translation	195	1,224	(5,051)
Net reserves at end of year	8,411,851	8,172,112	7,999,521
Ceded reserves at end of year	1,339,235	1,165,022	1,017,028
Gross reserves at end of year	$9,751,086	$9,337,134	$9,016,549
____________________________________

(1)	Claims occurring during the current year are net of discounts of $26,078,000, $43,286,000 and $67,763,000 in 2012, 2011 and 2010, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of discounts. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $100,667,000 in 2012, $182,937,000 in 2011, and $246,941,000 in 2010.

(3)
For certain retrospectively rated insurance polices and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable reserve development, net of additional and return premiums, was $103 million, $182 million and $234 million in 2012, 2011 and 2010, respectively.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the decrease in estimates for claims occurring in prior years.

A reconciliation between the reserves as of December 31, 2012 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$7,519,283
Reserves for non-U.S. companies	595,166
Loss reserve discounting(1)	294,760
Ceded reserves	1,339,235
Other	2,642
Gross reserves reported in the consolidated GAAP financial statements	$9,751,086

(1) For statutory purposes, the Company discounts its workers’ compensation reinsurance reserves at 2.2% as permitted by the Department of Insurance of the State of Delaware. In its GAAP financial statements, the

Company discounts excess workers’ compensation reserves at the risk-free rate and assumed workers’ compensation reserves at the statutory rate.
The following table presents the development of net reserves for 2002 through 2012. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.
The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 2002 is reserved for $2,000 as of December 31, 2002. Assuming this claim estimate was changed in 2012 to $2,300, and was settled for $2,300 in 2012, the $300 deficiency would appear as a deficiency in each year from 2002 through 2011.

(In millions)
Year Ended December 31,	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net reserves, discounted	$2,323	$3,505	$4,723	$5,867	$6,948	$7,823	$8,123	$8,148	$8,000	$8,172	$8,412
Reserve discount	293	393	503	575	700	788	846	877	898	892	867
Net reserves, undiscounted	$2,616	$3,898	$5,226	$6,442	$7,648	$8,611	$8,969	$9,025	$8,898	$9,064	$9,279
Net reserves re-estimated as of:
One year later	$2,889	$4,220	$5,440	$6,499	$7,560	$8,431	$8,737	$8,778	$8,715	$8,963
Two years later	3,242	4,552	5,588	6,578	7,494	8,239	8,560	8,596	8,624
Three years later	3,611	4,720	5,763	6,592	7,363	8,192	8,420	8,543
Four years later	3,769	4,949	5,816	6,556	7,370	8,137	8,433
Five years later	3,982	5,041	5,834	6,636	7,376	8,195
Six years later	4,069	5,082	5,929	6,677	7,437
Seven years later	4,112	5,176	5,983	6,755
Eight years later	4,187	5,222	6,041
Nine years later	4,224	5,276
Ten years later	4,278
Cumulative redundancy (deficiency), undiscounted	$(1,662)	$(1,378)	$(815)	$(313)	$211	$416	$536	$482	$274	$101	$—

Cumulative amount of net liability paid through:
One year later	$599	$930	$1,174	$1,341	$1,437	$1,663	$1,751	$1,812	$1,722	$2,010
Two years later	1,216	1,750	2,106	2,363	2,636	2,935	3,106	3,052	3,118
Three years later	1,792	2,389	2,836	3,219	3,558	3,956	4,039	4,066
Four years later	2,223	2,901	3,384	3,856	4,279	4,616	4,786
Five years later	2,552	3,274	3,813	4,327	4,733	5,152
Six years later	2,814	3,582	4,131	4,649	5,116
Seven years later	3,035	3,804	4,355	4,937
Eight years later	3,189	3,966	4,575
Nine years later	3,308	4,128
Ten years later	3,433

The following table presents the development of gross reserves for 2002 through 2012.

(In millions)
Year Ended December 31,	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net reserves, discounted	$2,323	$3,505	$4,723	$5,867	$6,947	$7,823	$8,123	$8,148	$8,000	$8,172	$8,412
Ceded reserves	845	687	727	845	837	855	877	924	1,017	1,165	1,339
Gross reserves, discounted	3,168	4,192	5,450	6,712	7,784	8,678	9,000	9,072	9,017	9,337	9,751
Reserve discount	384	462	573	654	761	867	944	944	968	953	924
Gross reserves, undiscounted	$3,552	$4,654	$6,023	$7,366	$8,545	$9,545	$9,944	$10,016	$9,985	$10,290	$10,675

Gross reserves re-estimated as of:
One year later	$3,957	$5,030	$6,241	$7,406	$8,509	$9,396	$9,696	$9,810	$9,879	$10,179
Two years later	4,353	5,380	6,382	7,529	8,454	9,178	9,566	9,662	9,749
Three years later	4,744	5,546	6,600	7,561	8,300	9,163	9,445	9,580
Four years later	4,885	5,807	6,670	7,508	8,335	9,081	9,427
Five years later	5,132	5,915	6,680	7,617	8,316	9,109
Six years later	5,226	5,956	6,804	7,635	8,360
Seven years later	5,275	6,083	6,839	7,699
Eight years later	5,383	6,107	6,888
Nine years later	5,392	6,157
Ten Years later	5,442
Gross cumulative redundancy (deficiency)	$(1,890)	$(1,503)	$(865)	$(333)	$185	$436	$517	$436	$236	$111	—
Reinsurance
We follow a common industry practice of reinsuring a portion of our exposures and paying to reinsurers a portion of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer contractually liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of “A (Excellent)” or better with at least $500 million in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of “A- (Excellent)” or better with at least $250 million in policyholder surplus.

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

The National Association of Insurance Commissioners (“NAIC”) adopted amendments to the model holding company law in 2010, expanding upon the regulation of holding company systems. The amendments include increased group-level reporting requirements, submission of an annual enterprise risk report by a regulated insurance company's ultimate controlling person and increased information made accessible to regulators regarding an insurer's non-insurer's affiliates.

Risk Based Capital Requirements. The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above any RBC action level as of December 31, 2012.

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

The Terrorism Risk Insurance Act. The Terrorism Risk Insurance Act of 2002, as amended (collectively, “TRIA”), established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is effective through December 31, 2014. We cannot be certain that TRIA will be extended past such expiration date. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. The most recent amendment to TRIA broadened the definition of certified acts to include domestic terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will pay 85% of an insurer's covered losses in excess of the insurer's applicable deductible. The insurer's deductible is based on 20% percent of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2012 earned premiums, our deductible under TRIA during 2013 will be approximately $618 million. The federal program will not pay losses for certified acts unless such losses exceed $100 million. TRIA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.

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

In addition, as a result of its direct and indirect majority ownership interest in Peyton Street Independent Financial Services Corporation, a thrift holding company ("Peyton Street"), and indirect majority ownership stake in InsurBanc, a federal savings bank ("InsurBanc"), W. R. Berkley Corporation is a "savings and loan holding company" and, under the Dodd-Frank Act, is subject to the oversight of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). InsurBanc has entered into a definitive agreement to sell its assets and deposit liabilities, following which both Peyton Street and InsurBanc would proceed to liquidate and each of Peyton Street and W. R. Berkley Corporation would deregister as a savings and loan holding company. The transaction is expected to close in the first half of 2013, subject to regulatory approvals and other customary closing conditions. As a savings and loan holding company, W. R. Berkley Corporation may be subject to certain prior notification requirements, restrictions on dividends, stock repurchases and distributions, transactions with affiliates and compensation plans and additional requirements related to its shareholders, management reporting and capital adequacy if the de-banking were not to occur as anticipated or until it takes such other actions to terminate W. R. Berkley Corporation's status as a savings and loan holding company.

International Regulation
Our insurance subsidiaries based in the United Kingdom are regulated by the Financial Services Authority (the “FSA”). The FSA oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Our Lloyd's syndicate and managing agency are also regulated by the FSA and Lloyd's. Through Lloyd's, we are licensed to write business in various countries throughout the world by virtue of Lloyd's international licenses. In each such country, we are subject to the laws and insurance regulation of that country. Additionally, FSA regulations also impact us as “controller” (an FSA defined term) of our U.K.-regulated subsidiaries, whereby we are required to notify the FSA about significant events relating to their controllers (i.e. persons or entities which have certain levels of influence over the regulated entities) as well as changes of control, and to submit an annual report regarding their controllers. Through the FSA's Approved Persons regime, certain employees and directors are subject to regulation by the FSA as to their fitness. In addition, certain employees are individually registered at Lloyd's.
The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called “Solvency II” that already applies to our Lloyd's Syndicate and would apply to our businesses across the European Union beginning on January 1, 2014. Solvency II provides for the supervision of group solvency. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. While it is not certain how or if these actions will impact us, we do not currently expect the capital management strategies for our U.S. and international companies will be materially impacted.
Our international underwriting subsidiaries are also subject to varying degrees of regulation in certain countries in Scandinavia, Continental Europe, South America, Australia, Southeast Asia and Canada. Generally, our subsidiaries must satisfy local regulatory requirements. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

Competition

The property casualty insurance and reinsurance businesses are highly competitive, with many insurance companies of various sizes, as well as other entities offering risk alternatives such as self-insured retentions or captive programs, transacting business in the United States and internationally. We compete directly with a large number of these companies. Competition in our industry is largely measured by the ability to provide insurance and services at a price and on terms that are reasonable and acceptable to the customer. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Our subsidiaries establish their own pricing practices based upon a Company-wide philosophy to price products with the intent of making an underwriting profit. As a result of increased competition, from 2005 to 2010 we generally experienced both downward pressure on pricing for many of our insurance lines as well as demands by insureds and cedants for better terms and conditions. Although insurance rates increased commencing in 2011, certain products continued to experience strong competition.

Competition for Specialty and Alternative Markets business comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Our Specialty companies compete with excess and surplus insurers as well as standard carriers.

Competition for the Reinsurance business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, Partner Re and others.

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

 Employees

As of February 14, 2013, we employed 7,412 individuals. Of this number, our subsidiaries employed 7,298 persons and the remaining 114 persons were employed at the parent company.

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

The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties in demand and pricing, causing cyclical changes in the insurance and reinsurance industry. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is often directly related to available capacity or the perceived profitability of the business. Although the insurance markets currently are beginning to harden, we have faced in recent years increased competition in our business, as a result of new entrants and existing insurers seeking to gain market share, resulting in decreased premium rates and less favorable contract terms and conditions. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return have impacted rate adequacy and the Federal Reserve has indicated its intention to keep interest rates at historic lows through late 2014. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.

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

Over the past several years, we have faced increased competition in our business, particularly in our Reinsurance and Specialty segments, as increased supply has led to reduced prices and, at times, less favorable terms and conditions. Our Specialty segment has also encountered competition from admitted companies seeking to increase market share. Although policy rates and terms for certain of these lines of business generally stabilized or showed modest improvements starting in 2011, we expect to continue to face strong competition in these and our other lines of business and as a result could experience renewed pressure on pricing and policy terms and conditions.

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

Our gross reserves for losses and loss expenses were approximately $10 billion as of December 31, 2012. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.

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

The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. In periods with increased economic volatility, it becomes more difficult to accurately predict claim costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Both inflation overall and medical cost inflation, which has historically been greater than inflation overall, can have an adverse impact. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, we cannot assure that our current reserves will prove adequate in light of subsequent events. Should we need to increase our reserves, our pre-tax income for the reporting period would decrease by a corresponding amount.

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

As industry practices and economic, legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

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

Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, weather-related losses were $80 million in 2012, $153 million in 2011, $81 million in 2010, $63 million in 2009, and $114 million in 2008. Similarly, man-made catastrophes can also have a material impact on our financial results.

Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, tsunamis, hailstorms, explosions, severe winter weather and fires, as well as terrorist and other man-made activities, including drilling, mining and other industrial accidents or terrorist activities. The incidence and severity of catastrophes are inherently unpredictable but have increased in recent years. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and other disasters may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms.

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

Changing climate conditions may adversely affect our financial condition or profitability.

There is an emerging scientific view that the earth is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, may affect the frequency and severity of storms and other weather events as well as the affordability, availability and underwriting results of commercial property insurance, and, if frequency and severity patterns increase, could negatively affect our financial results.

Conditions in the financial markets and the global economy have had and may continue to have a negative impact on our results of operations and financial condition, particularly if such conditions continue.

The significant volatility and uncertainty experienced in financial markets around the world during the past several years and the effect of the economic downturn have continued. Although the U.S. and various foreign governments have taken various actions to try to stabilize the financial markets, the ultimate effectiveness of such actions remains unclear. Therefore, volatility and uncertainty in the financial markets and the resulting negative economic impact may continue for some time. For example, financial markets have been affected by concerns over U.S. fiscal policy as well as the related concern regarding the need to reduce the federal deficit. These issues, together with the slowing of the global economy generally, could send the U.S. into a new recession, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. Similarly, recent concerns about the solvency of certain European Union member states, and of financial institutions that have significant direct or indirect exposure to debt issued by them, has created market volatility that continues to affect the performance of various asset classes, and likely will continue until there is an ultimate resolution of these sovereign debt related concerns.

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

To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as amended (“TRIA”), for up to 85% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2012 earned premiums, our deductible under TRIA during 2013 is approximately $618 million. TRIA is currently in effect through December 31, 2014. We cannot be certain that TRIA will be extended past such expiration date. In addition, the coverage provided under TRIA does not apply to reinsurance that we write.

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

•restrictions on the nature, quality and concentration of investments;

•requirements pertaining to certain methods of accounting;

•rate and form regulation pertaining to certain of our insurance businesses;

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and

•	involvement in the payment or adjudication of catastrophe or other claims beyond the terms of the policies.

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

As a result of its direct and indirect majority ownership interest in Peyton Street Independent Financial Services Corporation, a thrift holding company, and indirect majority ownership stake in InsurBanc, a federal savings bank,
W. R. Berkley Corporation is a "savings and loan holding company" and, under the Dodd-Frank Act, is subject to the oversight of the Federal Reserve. InsurBanc has entered into a definitive agreement to sell its assets and deposit liabilities, following which both Peyton Street and InsurBanc would proceed to liquidate and each of Peyton Street and W. R. Berkley Corporation would deregister as a savings and loan holding company. The transaction is expected to close in the first half of 2013, subject to regulatory approvals and other customary closing conditions. As a savings and loan holding company, W. R. Berkley Corporation may be subject to certain prior notification requirements, restrictions on dividends, stock repurchases and distributions, transactions with affiliates and compensation plans and additional requirements related to its shareholders, management reporting and capital adequacy if the de-banking were not to occur as anticipated or until it takes such other actions to terminate W. R. Berkley Corporation's status as a savings and loan holding company.

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

With respect to international measures, Solvency II, the EU directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers which was adopted by the European Parliament in April 2009, may affect our insurance businesses. Implementation of Solvency II in EU member states, which already applies to our Lloyd's Syndicate, and is currently scheduled to occur on January 1, 2014, may require us to utilize a significant amount of resources to ensure compliance. In addition, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements may be adversely affected if the EU commission finds that the insurance regimes of our third-country domiciled companies are not "equivalent" to the requirements of Solvency II.

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

We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2012, the amount due from our reinsurers was approximately $1,450 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.

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

If our ratings are reduced from their current levels by A.M. Best, Standard & Poor's or Moody's, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A ratings downgrade could also adversely limit our access to capital markets, which may increase the cost of debt. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

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

If conditions in the financial markets and the general economy are unfavorable, which may result from disruptions, uncertainty or volatility in the capital and credit markets, we may be unable to access debt or equity capital on acceptable terms if needed, which could have a negative impact on our ability to invest in our insurance company subsidiaries and/or to take advantage of opportunities to expand our business, such as possible acquisitions and the creation of new ventures, and inhibit our ability to refinance our existing indebtedness if we desire to do so, on terms acceptable to us.

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

If we experience difficulties with our information technology, telecommunications or other computer systems, our ability to conduct our business could be negatively or severely impacted.

Our business is highly dependent upon our employees' ability to perform necessary business functions in an efficient and uninterrupted fashion. A shut-down of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other computer systems could significantly impair our employees' ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or the infection of our systems by a malicious computer virus, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. If our business continuity plans or system security does not sufficiently address such a business interruption, system failure or service denial, our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions could be significantly impaired and our business could be harmed.

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

Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2012, our investment in fixed maturity securities was approximately $11.9 billion, or 76% of our total investment portfolio. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (7.5%); state and municipal securities (40.5%); corporate securities (28.1%); mortgage-backed securities (14.6%) and foreign government and corporate bonds (9.3%).

The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair value of fixed maturity securities generally decreases as interest rates rise. If significant inflation were to occur, the fair value of our fixed maturity securities would be negatively impacted. Conversely, if interest rates decline, investment income earned from future investments in fixed maturity securities will be lower. Some fixed maturity securities, such as mortgage-backed and other asset-backed securities, also carry prepayment risk as a result of interest rate fluctuations. Additionally, given the historically low interest rate environment, we may not be able to successfully reinvest the proceeds from maturing securities at yields commensurate with our target performance goals.

The value of investments in fixed maturity securities is subject to impairment as a result of deterioration in the credit worthiness of the issuer, default by the issuer (including states and municipalities) in the performance of its obligations in respect of the securities and/or increases in market interest rates. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. During periods of market disruption, it may be difficult to value certain of our securities, particularly if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may require additional subjectivity and management judgment.

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

We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity and real estate related assets and have recently increased our investments in these asset classes as a result of the current historically low interest rate environment. At December 31, 2012, our investment in these assets was approximately $2.8 billion, or 18%, of our investment portfolio. We reported provisions for other than temporary impairments in the value of these assets of approximately $5 million in 2012, $400,000 in 2011 and $9 million in 2010, and losses from investment funds of $6 million in 2010.

Merger and arbitrage trading securities were $718 million, or 5%, of our investment portfolio at December 31, 2012. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.

Investments in real estate investment funds and limited partnerships and loans receivable were $1,351 million, or 9%, of our investment portfolio at December 31, 2012. The values of our real estate related investments are subject to fluctuations based on changes in the economy and interest rates in general and real estate valuations in particular. These investments have been subject to significant volatility as a result of the current conditions in the financial markets. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.

Risks Relating to Purchasing Our Securities

We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.

As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as regulatory restrictions. During 2013, the maximum amount of dividends that can be paid without regulatory approval is approximately $466 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.

Laws and regulations of the jurisdictions in which we conduct business could delay, deter or prevent an attempt to acquire control of us that stockholders might consider to be desirable, and may restrict a stockholder's ability to purchase our common stock.

Generally, United States insurance holding company laws require that, before a person can acquire control of an insurance company, prior written approval must be obtained from the insurance regulatory authorities in the state in which that insurance company is domiciled. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote, or holds proxies representing, 10% or more of the voting securities of that insurer (5% for Alabama domiciled insurers, such as us due to our ownership of American Mining Insurance). Indirect ownership includes ownership of the shares of our common stock. Thus, the insurance regulatory authorities of the states in which our insurance operating units are domiciled are likely to apply these restrictions on acquisition of control to any proposed acquisition of our common stock. Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates, on the one hand, and the target insurer and its affiliates, on the other hand, have specified market shares in the same lines of insurance in that state. Additionally, many foreign jurisdictions where we conduct business impose similar restrictions and requirements.

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

•
the requirement that 80% of our stockholders must approve mergers and other transactions between us and the holder of 5% or more of our shares, unless the transaction was approved by our board of directors prior to such holder's acquisition of 5% of our shares; and

•the need for advance notice in order to raise business or make nominations at stockholders' meetings.

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

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2012, the Company had aggregate office space of 3,753,361 square feet, of which 1,122,542 were owned and 2,630,819 were leased.

Rental expense for the Company's operations was approximately $38,179,000, $33,003,000 and $29,936,000 for 2012, 2011 and 2010, respectively. Future minimum lease payments, without provision for sublease income, are $38,671,000 in 2013, $33,893,000 in 2014 and $242,311,000 thereafter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range
	High	Low	Dividends Declared Per Share
2012:
Fourth Quarter	$40.39	$36.82	$1.09
Third Quarter	39.58	36.08	0.09
Second Quarter	39.29	35.88	0.09
First Quarter	36.80	33.34	0.08
2011:
Fourth Quarter	$36.05	$28.07	$0.08
Third Quarter	33.26	27.26	0.08
Second Quarter	33.24	31.00	0.08
First Quarter	32.41	26.52	0.07

The closing price of the common stock on February 14, 2013 as reported on the New York Stock Exchange was $ 41.64 per share. The approximate number of record holders of the common stock on February 14, 2013 was 416.
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2012 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2012	170,300	$37.00	170,300	9,068,093
November 2012	—	—	—	9,068,093
December 2012	—	—	—	9,068,093

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Net premiums written	$4,898,539	$4,357,368	$3,850,926	$3,730,095	$4,033,899
Net premiums earned	4,673,516	4,160,867	3,835,582	3,805,849	4,289,580
Net investment income	586,763	526,351	530,525	379,008	533,480
Insurance service fees	103,133	92,843	85,405	93,245	102,856
Net investment gains (losses)	210,465	125,481	56,581	(38,408)	(356,931)
Revenues from wholly-owned investees	247,113	248,678	214,454	189,347	137,280
Total revenues	5,823,554	5,155,984	4,724,069	4,431,178	4,708,808
Interest expense	126,302	112,512	106,969	87,989	84,623
Income before income taxes	701,928	513,086	598,910	379,878	324,280
Income tax expense	(191,285)	(121,945)	(152,226)	(72,349)	(44,223)
Noncontrolling interests	(51)	70	(279)	(23)	(262)
Net income to common stockholders	510,592	391,211	446,405	307,506	279,795
Data per common share:
Net income per basic share	3.72	2.80	3.00	1.92	1.68
Net income per diluted share	3.56	2.69	2.88	1.85	1.61
Common stockholders’ equity	31.66	28.75	25.89	22.66	18.58
Cash dividends declared	1.35	0.31	0.27	0.24	0.23
Weighted average shares outstanding:
Basic	137,097	139,688	148,752	160,357	166,956
Diluted	143,315	145,672	155,081	166,574	173,454
Investments	$14,467,440	$13,439,518	$12,995,393	$13,050,238	$11,143,281
Total assets	20,155,896	18,403,873	17,477,070	17,280,001	16,074,113
Reserves for losses and loss expenses	9,751,086	9,337,134	9,016,549	9,071,671	8,999,596
Junior subordinated debentures	243,206	242,997	242,784	249,793	249,584
Senior notes and other debt	1,871,535	1,500,503	1,500,419	1,345,481	1,021,869
Common stockholders’ equity	4,306,217	3,953,356	3,651,399	3,547,472	2,999,274

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in five business segments: Specialty, Regional, Alternative Markets, Reinsurance and International. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment reinsurance and enterprise risk management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
An important part of our strategy is to form new operating units to capitalize on various business opportunities, with 23 of our 48 units formed since 2006. These newer units are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Scandinavia, Australia, the Asia-Pacific region and South America. As a result, our international operations have become an increasingly important part of our business.
The profitability of the Company’s insurance business is affected primarily by the adequacy of premium rates. The ultimate adequacy of premium rates is not known with certainty at the time an insurance policy is issued because premiums are determined before claims are reported. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and other disasters, regulatory measures and court decisions that define and change the extent of coverage and the effects of economic inflation on the amount of compensation for injuries or losses. General insurance prices are also influenced by available insurance capacity, i.e., the level of policyholders’ surplus employed in the industry, and the industry’s willingness to deploy that capital.
Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. Increased competition and the impact of the economic downturn also put pressure on policy terms and conditions. While prices increased in 2012, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. With its investments in new businesses, the Company believes it is well-positioned to take advantage of new opportunities. Price changes are reflected in the Company’s results over time as premiums are earned.
The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, which are at historically low levels, as well as the credit quality and duration of the securities. The Company also invests in equity securities, merger arbitrage, private equity investments, investment funds and real estate. The Company's investments in investment funds have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.

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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2012 (dollars in thousands):

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$60,260	$181,379	$332,777
5%	181,379	307,294	464,689
10%	332,777	464,689	629,579
Our net reserves for losses and loss expenses of approximately $8.4 billion as of December 31, 2012 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.4 billion, or 16%, of the Company’s net loss reserves as of December 31, 2012 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
Information received from ceding companies is used to set initial expected loss ratios, to establish case reserves and to estimate reserves for incurred but not reported losses on assumed reinsurance business. This information, which is generally provided to the Company through reinsurance intermediaries, is gathered by the Company through the underwriting process and from periodic claim reports and other correspondence with ceding companies. The Company performs underwriting and claim audits of selected ceding companies to determine the accuracy and completeness of information provided to the Company. The information received from the ceding companies is supplemented by the Company’s own loss development experience with similar lines of business as well as industry loss trends and loss development benchmarks.

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Specialty	$2,968,944	$2,905,759
Regional	1,251,216	1,283,764
Alternative Markets	2,077,613	1,986,111
Reinsurance	1,377,619	1,439,136
International	736,459	557,342
Net reserves for losses and loss expenses	8,411,851	8,172,112
Ceded reserves for losses and loss expenses	1,339,235	1,165,022
Gross reserves for losses and loss expenses	$9,751,086	$9,337,134
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2012 and 2011:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2012
General liability	$984,206	$1,872,585	$2,856,791
Workers’ compensation	1,386,322	1,082,462	2,468,784
Commercial automobile	252,198	192,759	444,957
International	367,803	368,656	736,459
Other	205,611	321,630	527,241
Total primary	3,196,140	3,838,092	7,034,232
Reinsurance	568,576	809,043	1,377,619
Total	$3,764,716	$4,647,135	$8,411,851
December 31, 2011
General liability	$890,238	$1,974,361	$2,864,599
Workers’ compensation	1,353,328	992,775	2,346,103
Commercial automobile	275,198	195,323	470,521
International	277,857	279,485	557,342
Other	200,969	293,442	494,411
Total primary	2,997,590	3,735,386	6,732,976
Reinsurance	584,909	854,227	1,439,136
Total	$3,582,499	$4,589,613	$8,172,112
Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $867 million and $892 million as of December 31, 2012 and 2011, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Year Ended
	December 31,
(In thousands)	2012	2011
Favorable reserve development:
Specialty	$42,424	$101,397
Regional	19,148	40,208
Alternative Markets	4,228	3,115
Reinsurance	34,235	24,543
International	2,536	12,019
Total favorable reserve development	102,571	181,282

For the year ended December 31, 2012, estimates for claims occurring in prior years decreased by $103 million. The favorable reserve development in 2012 was primarily attributable to accident years 2008 through 2010. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
Specialty - The majority of the favorable reserve development for the Specialty segment during 2012 and 2011 was associated with excess and surplus (“E&S”) casualty business. E&S insurers are free from rate and form regulation and generally charge higher rates for business than those that are charged in the “standard” market. Beginning in 2002, the E&S business began to experience improved claim frequency (i.e., a lower number of reported claims per unit of exposure). One reason for the lower number of claims was the Company’s introduction of more restrictive policy language which included additional exclusions that eliminated claims that would have previously been covered. In addition, as standard carriers tightened their underwriting criteria, the Company benefited from an influx of accounts from the standard market to the E&S market during these years. The more restrictive policy language and the influx of standard market business resulted in an improved risk profile within the E&S business and a reduction in loss costs that was not expected at the time loss reserves were initially established. In addition, loss severity trends for E&S casualty business have been lower than we had initially expected for the 2005 to 2009 period. We began to recognize these trends in 2007 and have continued to reduce our estimates of ultimate claim costs since then as the magnitude of the frequency trends has become more evident. The favorable reserve development in 2012 was primarily attributable to accident years 2007 through 2010.
Regional - Favorable reserve development for the Regional segment related to workers' compensation business and the liability portion of commercial multi-peril business, partially offset by modest adverse development on commercial automobile business. The favorable development for commercial multi-peril business related primarily to the 2008 and 2009 accident years and resulted mainly from lower loss emergence on known case reserves relative to historical levels. The adverse development on commercial automobile was related to commercial transportation business written by our Regional companies for accident years 2010 and 2011.
Reinsurance - The favorable development for the Reinsurance segment was related to the Company's minority participation in a Lloyd’s syndicate. The favorable development was concentrated in underwriting years 2008 through 2011 and resulted from lower than expected reported losses.
Loss Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.2%. As of December 31, 2012, the discount rates by year ranged from 2.1% to 6.5%, with a weighted average discount rate of 4.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $867 million and $892 million as of December 31, 2012 and 2011, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $73 million and $64 million at December 31, 2012 and 2011, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of December 31, 2012:

(In thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	231	$1,448,060	$31,151
Unrealized loss of 20% or greater of amortized cost:
Nine months to less than twelve months	1	132	93
Twelve months and longer	5	2,194	1,416
Total	237	$1,450,386	$32,660
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2012 is presented in the table below.

(In thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	13	$79,842	$3,823
Corporate	10	39,163	3,778
State and municipal	2	24,579	1,365
Total	25	$143,584	$8,966

The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized loss is due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI.
Preferred Stocks – At December 31, 2012, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $40 million and a gross unrealized loss of $2 million. One of those preferred stocks with an aggregate fair value of $15 million and a gross unrealized loss of $1 million is rated non-investment grade. Neither of these securities are delinquent or in default. Management believes the unrealized losses are due primarily to market and sector related factors and does not consider these to be OTTI.
Common Stocks – At December 31, 2012, the Company owned three common stocks in an unrealized loss position with an aggregate fair value of $47 million and an aggregate unrealized loss of $1 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $6 million and $20 million at December 31, 2012 and 2011, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2012:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,991,592	92.8%
Syndicate manager	89,687	0.8%
Directly by the Company based on:
Observable data	700,659	5.9%
Cash flow model	59,067	0.5%
Total	$11,841,005	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2012, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2012 and 2011

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2012 and 2011. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2012	2011
Specialty
Gross premiums written	$2,071,193	$1,818,344
Net premiums written	1,747,687	1,554,516
Net premiums earned	1,646,471	1,442,748
Loss ratio	62.8%	59.4%
Expense ratio	32.7%	32.6%
GAAP combined ratio	95.5%	92.0%
Regional
Gross premiums written	$1,218,602	$1,149,362
Net premiums written	1,119,274	1,064,507
Net premiums earned	1,090,217	1,065,975
Loss ratio	59.6%	68.0%
Expense ratio	36.5%	36.1%
GAAP combined ratio	96.1%	104.1%
Alternative Markets
Gross premiums written	$971,370	$827,156
Net premiums written	702,922	619,097
Net premiums earned	680,334	612,558
Loss ratio	71.4%	72.3%
Expense ratio	25.9%	26.7%
GAAP combined ratio	97.3%	99.0%
Reinsurance
Gross premiums written	$508,717	$453,170
Net premiums written	477,252	430,329
Net premiums earned	446,939	426,008
Loss ratio	60.5%	61.6%
Expense ratio	40.1%	40.5%
GAAP combined ratio	100.6%	102.1%
International
Gross premiums written	$1,009,997	$829,281
Net premiums written	851,404	688,919
Net premiums earned	809,555	613,578
Loss ratio	62.9%	60.5%
Expense ratio	37.2%	40.2%
GAAP combined ratio	100.1%	100.7%
Consolidated
Gross premiums written	$5,779,879	$5,077,313
Net premiums written	4,898,539	4,357,368
Net premiums earned	4,673,516	4,160,867
Loss ratio	63.1%	63.9%
Expense ratio	34.1%	34.6%
GAAP combined ratio	97.2%	98.5%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2012 and 2011.

(In thousands, except per share data)	2012	2011
Net income to common stockholders	$510,592	$391,211
Weighted average diluted shares	143,315	145,672
Net income per diluted share	$3.56	$2.69
The Company reported net income of $511 million in 2012 compared to $391 million in 2011. The increase in net income was primarily due to an increase in after-tax net investment gains of $55 million, an increase in after-tax underwriting income of $44 million and an increase in after-tax net investment income of $36 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012 and 2011.
Premiums. Gross premiums written were $5,780 million in 2012, an increase of 14% from $5,077 million in 2011. The growth was due to a combination of rate increases and increased exposures, including expansion into new geographic and product markets. Approximately 78.3% of policies expiring in 2012 were renewed, compared with a 80.1% renewal retention rate for policies expiring in 2011. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2012 increased 6.4%. Audit premiums were $89 million in 2012 compared with $53 million in 2011 primarily due to higher audit premiums for the Regional and Alternative Markets segments.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in 2012. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. A summary of gross premiums written in 2012 compared with 2011 by line of business within each business segment follows:

•
Specialty premiums increased 14% to $2,071 million in 2012 from $1,818 million in 2011, primarily due to increased business in the energy and environmental markets. Gross premiums increased $89 million (16%) for other liability, $56 million (15%) for property lines, $46 million (32%) for workers' compensation, $31 million (10%) for professional liability, $15 million (9%) for commercial automobile, $9 million (9%) for products liability and $7 million for other lines.

•
Regional gross premiums increased 6% to $1,219 million in 2012 from $1,149 million in 2011. Gross premiums increased $43 million (10%) for commercial multiple peril, $17 million (8%) for workers’ compensation and $6 million (2%) for commercial automobile.

•
Alternative Markets gross premiums increased 17% to $971 million in 2012 from $827 million in 2011. Excluding assigned risk plans, which are fully reinsured, gross premiums increased 13% to $765 million in 2012 from $678 million in 2011. Gross premiums increased $90 million (31%) for primary workers’ compensation and $29 million (23%) for accident and health products. Gross premiums decreased $25 million (16%) for excess workers' compensation, $2 million (3%) for other liability and $4 million (7%) for other lines.

•	Reinsurance gross premiums increased 12% to $509 million in 2012 from $453 million in 2011. Gross premiums increased $43 million (31%) for property business and $13 million (4%) for casualty business.

•
International gross premiums increased 22% to $1,010 million in 2012 from $829 million in 2011. The increase was primarily due to an increase in business written by our Lloyd’s operation, and by our businesses in Australia, Germany and Norway. Gross premiums increased $50 million (56%) for marine, $42 million (38%) for casualty reinsurance, $29 million (25%) for property, $20 million (54%) for property reinsurance, $8 million (17%) for accident and health and $32 million (7%) for other lines.

Net premiums written were $4,899 million in 2012, an increase of 12% from $4,357 million in 2011. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2012 and 14% in 2011. The increase in the percentage of business ceded was due to changes in the reinsurance terms and costs.
Premiums earned increased 12% to $4,674 million in 2012 from $4,161 million in 2011. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect to recognize recent rate increases over the upcoming quarters. Premiums earned in 2012 are related to business written during both 2012 and 2011.

Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2012 and 2011:

(In thousands)	Amount		Average Annualized Yield
	2012	2011	2012	2011
Fixed maturity securities, including cash and cash equivalents and loans receivable	$479,035	$483,905	3.7%	4.0%
Arbitrage trading account	8,286	16,576	2.8	4.9
Investment funds	77,015	9,452	11.4	1.6
Equity securities available for sale	16,419	12,416	4.4	3.5
Real estate	12,097	7,471	3.0	4.3
Gross investment income	592,852	529,820	4.1%	3.9%
Investment expenses	(6,089)	(3,469)
Total	$586,763	$526,351	4.0%	3.9%
Net investment income increased 12% to $587 million in 2012 from $526 million in 2011. The increase in investment income was primarily due to an increase in income from energy and real estate funds (investment funds are reported on a one quarter lag). The average annualized yield for fixed maturity securities declined from 4.0% to 3.7% due to lower long-term reinvestment yields available in the market. Average invested assets, at cost (including cash and cash equivalents) were $14.5 billion in 2012 and $13.6 billion in 2011.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $103 million in 2012, up from $93 million in 2011, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $201 million in 2012 compared with $126 million in 2011. Investment gains in 2012 were related primarily to the sale of a private equity investment and equity securities.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. In 2012, the valuation allowance for mortgage loans decreased by $14 million. Other-than-temporary impairments were $5 million in 2012 compared with $0.4 million in 2011.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees decreased to $247 million in 2012 from $249 million in 2011, primarily as a result of lower aircraft sales.
Losses and Loss Expenses. Losses and loss expenses increased to $2,948 million in 2012 from $2,658 million in 2011. The consolidated loss ratio was 63.1% in 2012 and 63.9% in 2011. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $80 million in 2012 compared with $153 million in 2011, a decrease of 2.0 loss ratio points. Favorable prior year reserve development was $103 million in 2012 compared with $182 million in 2011, a difference of 2.2 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.0 points to 63.6% in 2012 from 64.6% in 2011. A summary of loss ratios in 2012 compared with 2011 by business segment follows:

•
Specialty - The loss ratio of 62.8% in 2012 was 3.4 points higher than the loss ratio of 59.4% in 2011. Catastrophe losses were $18 million in 2012 compared with $17 million in 2011, a decrease of 0.1 loss ratio points. Favorable prior year reserve development was $42 million in 2012 compared with $102 million in 2011, a difference of 4.5 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.0 points to 64.3% in 2012 from 65.3% in 2011.

•
Regional - The loss ratio of 59.6% in 2012 was 8.4 points lower than the loss ratio of 68.0% in 2011. Catastrophe losses were $24 million in 2012 compared with $85 million in 2011, a decrease of 5.7 loss ratio points. Favorable prior year reserve development was $19 million in 2012 compared with $40 million in 2011, a difference of 2.0 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.7 points to 59.1% in 2012 from 63.8% in 2011 due to favorable pricing and loss cost trends.

•
Alternative Markets - The loss ratio of 71.4% in 2012 was 0.9 points lower than the loss ratio of 72.3% in 2011. Favorable prior year reserve development was $4 million in 2012 compared with $3 million in 2011, a difference of 0.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.6 points to 71.9% in 2012 from 72.5% in 2011.

•
Reinsurance - The loss ratio of 60.5% in 2012 was 1.1 points lower than the loss ratio of 61.6% in 2011. Catastrophe losses were $21 million in 2012 compared to $24 million in 2011, a decrease of 1.0 loss ratio points. Favorable prior year reserve development was $34 million in 2012 compared with $25 million in 2011, a difference of 1.9 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.8 points to 63.5% in 2012 from 61.7% in 2011.

•
International - The loss ratio of 62.9% in 2012 was 2.4 points higher than the loss ratio of 60.5% in 2011. There were $16 million in catastrophe losses in 2012 compared with $25 million in 2011, a decrease of 2.1 loss ratio points. Favorable prior year reserve development was $3 million in 2012 and $12 million in 2011, a difference of 1.7 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 2.8 points to 61.2% in 2012 from 58.4% in 2011 due to higher property losses.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2012	2011
Underwriting expenses	$1,592,746	$1,438,129
Service expenses	84,986	75,231
Net foreign currency gains	(6,092)	(1,884)
Other costs and expenses	127,983	115,050
Total	$1,799,623	$1,626,526
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 11% compared with an increase in net premiums written of 12%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.1% in 2012 and 34.6% in 2011.
Service expenses, which represent the costs associated with the fee-based businesses, increased 13% to $85 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Net foreign currency gains result from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses were $128 million in 2012 compared with $115 million in 2011. Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $247 million in 2012 compared to $245 million in 2011.
Interest Expense. Interest expense was $126 million in 2012 compared with $113 million in 2011 due to the issuance of $350 million of 4.625% senior notes in March 2012.
Income Taxes. The effective income tax rate was 27% in 2012 compared to 24% in 2011. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a lower portion of the 2012 pre-tax income and as such had a lesser impact on the effective tax rate for 2012 compared with 2011.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $98 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $8 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Years Ended December 31, 2011 and 2010
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2011 and 2010. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2011	2010
Specialty
Gross premiums written	$1,818,344	$1,525,856
Net premiums written	1,554,516	1,311,831
Net premiums earned	1,442,748	1,288,373
Loss ratio	59.4%	58.3%
Expense ratio	32.6%	32.9%
GAAP combined ratio	92.0%	91.2%
Regional
Gross premiums written	$1,149,362	$1,160,136
Net premiums written	1,064,507	1,044,347
Net premiums earned	1,065,975	1,066,922
Loss ratio	68.0%	60.7%
Expense ratio	36.1%	36.0%
GAAP combined ratio	104.1%	96.7%
Alternative Markets
Gross premiums written	$827,156	$702,717
Net premiums written	619,097	582,045
Net premiums earned	612,558	608,191
Loss ratio	72.3%	67.6%
Expense ratio	26.7%	25.6%
GAAP combined ratio	99.0%	93.2%
Reinsurance
Gross premiums written	$453,170	$425,297
Net premiums written	430,329	401,239
Net premiums earned	426,008	419,356
Loss ratio	61.6%	52.5%
Expense ratio	40.5%	41.1%
GAAP combined ratio	102.1%	93.6%
International
Gross premiums written	$829,281	$602,071
Net premiums written	688,919	511,464
Net premiums earned	613,578	452,740
Loss ratio	60.5%	61.8%
Expense ratio	40.2%	40.5%
GAAP combined ratio	100.7%	102.3%
Consolidated
Gross premiums written	$5,077,313	$4,416,077
Net premiums written	4,357,368	3,850,926
Net premiums earned	4,160,867	3,835,582
Loss ratio	63.9%	60.2%
Expense ratio	34.6%	34.4%
GAAP combined ratio	98.5%	94.6%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2011 and 2010.

(In thousands, except per share data)	2011	2010
Net income to common stockholders	$391,211	$446,405
Weighted average diluted shares	145,672	155,081
Net income per diluted share	$2.69	$2.88
The Company reported net income of $391 million in 2011 compared to $446 million in 2010. The decrease in net income was primarily due to a decline in underwriting income partially offset by an increase in net investment gains. The decline in underwriting income was attributable to an increase in catastrophe losses of $72 million and a decrease in favorable prior year reserve development of $52 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2011 and 2010.
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
Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. While prices increased in 2011, overall loss costs also generally increased and market price levels for certain lines of business remained below the prices required for the Company to achieve its return objectives. A summary of gross premiums written in 2011 compared with 2010 by line of business within each business segment follows:

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

Net Investment Income. Following is a summary of net investment income for 2011 and 2010:

	Amount		Average Annualized Yield
(In thousands)	2011	2010	2011	2010
Fixed maturity securities, including cash and cash equivalents and loans receivable	$483,905	$501,750	4.0%	4.1%
Arbitrage trading account	16,576	27,155	4.9	7.0
Investment funds	9,452	(6,481)	1.6	(1.3)
Equity securities available for sale	12,416	11,661	3.5	3.5
Real estate	7,471	—	4.3	—
Gross investment income	529,820	534,085	3.9%	4.0%
Investment expenses	(3,469)	(3,560)
Total	$526,351	$530,525	3.9%	4.0%
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
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $249 million in 2011 from $214 million in 2010, primarily as a result of higher aircraft sales.
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

•
Regional - The loss ratio of 68.0% in 2011 was 7.3 points higher than the loss ratio of 60.7% in 2010. Catastrophe losses were $85 million in 2011 compared with $73 million in 2010, an increase of 1.1 loss ratio points. Favorable prior year reserve development was $40 million in 2011 compared with $84 million in 2010, a difference of 4.1 loss ratio points. The loss ratio excluding catastrophe losses and favorable prior year reserve development increased 2.1 points to 63.8% in 2011 from 61.7% in 2010 due to favorable pricing and loss cost trends.

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

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses for 2011 and 2010:

(In thousands)	2011	2010
Underwriting expenses	$1,438,129	$1,318,878
Service expenses	75,231	72,372
Net foreign currency (gains) losses	(1,884)	2,126
Other costs and expenses	115,050	107,381
Total	$1,626,526	$1,500,757
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.6% in 2011 compared with 34.4% in 2010 due to increases in internal underwriting costs, largely offset by an increase in earned premiums.
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
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $245 million in 2011 compared to $208 million in 2010 due to higher cost of aircraft sold as a result of higher sales volume.
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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the investment portfolio was 3.4 years and 3.6 years at December 31, 2012 and 2011, respectively. The Company’s investment portfolio and investment-related assets as of December 31, 2012 were as follows:

(In thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$898,463	6%
State and municipal:
Special revenue	2,243,455	16%
Pre-refunded (1)	917,207	6%
State general obligation	888,498	6%
Corporate backed	384,766	3%
Local general obligation	399,783	3%
Total state and municipal	4,833,709	33%
Mortgage-backed securities:
Agency	1,110,385	8%
Residential-Prime	236,372	2%
Residential-Alt A	128,136	1%
Commercial	273,568	2%
Total mortgage-backed securities	1,748,461	12%
Corporate:
Industrial	1,590,816	11%
Financial	799,602	6%
Asset-backed	596,428	4%
Utilities	235,409	2%
Other	129,461	1%
Total corporate	3,351,716	23%
Foreign government and corporate securities	1,111,607	8%
Total fixed maturity securities	11,943,956	83%
Equity securities available for sale:
Common stocks	282,066	2%
Preferred stocks	93,956	1%
Total equity securities available for sale	376,022	3%
Investment funds	809,689	6%
Arbitrage trading account	329,077	2%
Real estate	606,735	4%
Loans receivable	401,961	3%
Total investments	$14,467,440	100%
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
At December 31, 2012, investments in foreign fixed maturity securities were as follows:

(In thousands)	Government	Corporate	Total
Australia	$230,308	$114,000	$344,308
Canada	129,822	50,681	180,503
United Kingdom	142,036	33,668	175,704
Argentina	125,396	30,750	156,146
Germany	90,748	—	90,748
Brazil	51,752	—	51,752
Norway	38,625	—	38,625
Supranational (1)	37,013	—	37,013
Netherlands	—	14,427	14,427
Switzerland	—	11,403	11,403
Singapore	6,985	—	6,985
Uruguay	3,576	—	3,576
New Zealand	417	—	417
Total	$856,678	$254,929	$1,111,607
_______________
(1) Supranational represents investments in the North American Development Bank and European Investment Bank.
Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At December 31, 2012, the carrying value of investment funds was $810 million, including investments in real estate funds of $373 million and investments in energy funds of $146 million.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2012, real estate consists of one office building in operation, three office buildings under development and a long-term ground lease.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $402 million and an aggregate fair value of $406 million at December 31, 2012. Amortized cost of these loans is net of a valuation allowance of $6 million as of December 31, 2012. The six largest loans have an aggregate amortized cost of $242 million and an aggregate fair value of $244 million as of such date and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The loans are secured by office buildings (64%) and hotels (36%) located primarily in New York City, Chicago, California, Hawaii and Boston.

Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities increased to $675 million in 2012 from $670 million in 2011. The increase in cash flow was due primarily to higher premium collections partially offset by an increase in income taxes paid. Paid losses as a percent of earned premiums were 58.0% in 2012 compared with 59.8% in 2011.

As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. Maximum amounts of dividends that can be paid without regulatory approval are prescribed by statute. During 2013, the maximum amount of dividends which can be paid without regulatory approval is approximately $466 million. The ability of the holding company to service its debt obligations is limited by the ability of its insurance subsidiaries to pay dividends. In the event dividends, tax payments and management fees available to the holding company were inadequate to service its debt obligations, the Company would need to raise capital, sell assets or restructure its debt obligations.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally has targeted an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 82% invested in cash, cash equivalents and marketable fixed income securities as of December 31, 2012. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2012, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $2,115 million and a face amount of $2,135 million. The maturities of the outstanding debt are $217 million in 2013, $40 million in 2014, $201 million in 2015, $450 million in 2019, $300 million in 2020, $426 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
Equity. The Company repurchased 3,428,175 shares, 5,218,097 shares and 17,017,479 shares of its common stock in 2012, 2011 and 2010, respectively. The aggregate cost of the repurchases was $128 million in 2012, $157 million in 2011 and $449 million in 2010. At December 31, 2012, total common stockholders’ equity was $4.3 billion, common shares outstanding were 136,017,732, and stockholders’ equity per outstanding share was $31.66.
Dividends. In addition to our regular dividends of $0.35 per share paid in 2012, in December 2012 we paid a special dividend of $1.00 per share. Total dividends paid in 2012 were $184 million.
Total Capital. Total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $6.4 billion at December 31, 2012. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 33% at December 31, 2012 and 31% at December 31, 2011.

Federal and Foreign Income Taxes

The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2012, the Company had a deferred gross tax asset of $447 million (which primarily relates to loss and loss expense reserves and unearned premium reserves) and a gross deferred tax liability of $507 million (which primarily relates to deferred policy acquisition costs and unrealized investment gains). The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $98 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $8 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Reinsurance

The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect it against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with substantial and financially sound carriers.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2012. Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $2 million in the aggregate.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $25 million:
Munich Re	AA-		$166,910
Lloyd's of London	A+		127,430
Swiss Re	AA-		81,167
Transatlantic Re	A+		79,835
Partner Re	A+		71,785
Axis Capital	A+		60,140
Berkshire Hathaway	A++		54,152
Ace Group	A+		46,020
Hannover Re Group	AA		32,763
Poseidon Re Ltd (2)			30,016
Everest Re	A+		25,915
Arch Capital Group	A+		25,636
Validus Holdings Ltd	A		23,727
Other reinsurers:
Rated A- or better			147,832
Secured (2)			43,656
All others			28,816
Subtotal			1,045,800
Residual market pools (3)			404,548
Total			$1,450,348
_________________
(1) Rating represents S&P rating, or if not rated by S&P, A.M. Best rating.
(2) Secured by letters of credit or other forms of collateral.
(3) Many states require licensed insurers that provide workers' compensation insurance to participate in programs that provide workers' compensation to employers that cannot procure coverage from an insurer on a voluntary basis. Insurers can fulfill this residual market obligation by participating in pools where results are shared by the participating companies. The Company acts as a servicing carrier for workers' compensation pools in 20 states. As a servicing carrier, the Company writes residual market business directly and then cedes 100% of this business to the respective pool. As a servicing carrier, the Company receives fee income for its services. The Company does not retain underwriting risk, and credit risk is limited as ceded balances are jointly shared by all the pool members.
As of January 1, 2013, the Company had in place a catastrophe excess of loss reinsurance program that provides protection for net losses between $30 million and $155 million for the majority of primary business written by its U.S. companies, with additional coverage of between $5 million and $30 million depending on the region. The Company has separate catastrophe excess of loss reinsurance for business written through Lloyd's. The catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.

Contractual Obligations

Following is a summary of the Company's contractual obligations as of December 31, 2012.

(In thousands)
Estimated Payments By Periods	2013	2014	2015	2016	2017	Thereafter
Gross reserves for losses	$2,523,545	$1,705,689	$1,263,896	$916,111	$674,158	$3,591,985
Operating lease obligations	38,671	33,893	29,924	25,038	20,642	166,707
Purchase obligations	71,477	3,768	2,193	1,376	—	—
Junior subordinated debentures	—	—	—	—	—	250,000
Debt maturities	216,839	39,745	200,679	—	—	1,427,035
Interest payments	117,403	114,682	107,530	102,855	85,980	964,551
Other long-term liabilities	25,629	23,211	24,506	11,090	10,514	68,031
Total	$2,993,564	$1,920,988	$1,628,728	$1,056,470	$791,294	$6,468,309

The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2012. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns. The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, the Company has commitments to invest up to $167 million in certain investment funds. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $29 million as of December 31, 2012. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.4 and 3.6 years at December 31, 2012 and 2011, respectively. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

The following table outlines the groups of fixed maturity securities and their average duration at December 31, 2012:

	Effective
	Duration
(In thousands)	(Years)	Fair Value
Cash and cash equivalents	—	$905,670
U. S. government securities	4.0	898,463
State and municipal	4.1	4,852,238
Corporate	4.0	3,352,321
Foreign	2.9	1,111,607
Mortgage-backed securities	2.5	1,753,747
Loans receivable	3.6	406,443
Total	3.4	$13,280,489

Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2012 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$11,927,715	$(1,352,774)
200 basis point rise	12,358,586	(921,903)
100 basis point rise	12,809,623	(470,866)
Base scenario	13,280,489	—
100 basis point decline	13,741,104	460,615
200 basis point decline	14,154,342	873,853
300 basis point decline	14,537,016	1,256,527

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
KPMG LLP
New York, New York
February 28, 2013

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010
REVENUES:
Net premiums written	$4,898,539	$4,357,368	$3,850,926
Change in net unearned premiums	(225,023)	(196,501)	(15,344)
Net premiums earned	4,673,516	4,160,867	3,835,582
Net investment income	586,763	526,351	530,525
Insurance service fees	103,133	92,843	85,405
Net investment gains:
Net realized gains on investment sales	201,451	125,881	65,786
Change in valuation allowance and other-than-temporary impairments	9,014	(400)	(9,205)
Net investment gains	210,465	125,481	56,581
Revenues from wholly-owned investees	247,113	248,678	214,454
Other income	2,564	1,764	1,522
Total revenues	5,823,554	5,155,984	4,724,069
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	2,948,479	2,658,365	2,309,867
Other operating costs and expenses	1,799,623	1,626,526	1,500,757
Expenses from wholly-owned investees	247,222	245,495	207,566
Interest expense	126,302	112,512	106,969
Total operating costs and expenses	5,121,626	4,642,898	4,125,159
Income before income taxes	701,928	513,086	598,910
Income tax expense	(191,285)	(121,945)	(152,226)
Net income before noncontrolling interests	510,643	391,141	446,684
Noncontrolling interests	(51)	70	(279)
Net income to common stockholders	$510,592	$391,211	$446,405
NET INCOME PER SHARE:
Basic	$3.72	$2.80	$3.00
Diluted	$3.56	$2.69	$2.88

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net income before noncontrolling interests	$510,643	$391,141	$446,684
Other comprehensive income:
Change in unrealized foreign exchange gains (losses)	24,563	(18,751)	(2,117)
Unrealized holding gains on investment securities arising during the period, net of taxes	224,118	177,264	152,235
Reclassification adjustment for net investment gains (losses) included in net income, net of taxes	(136,802)	(81,647)	(36,874)
Change in unrecognized pension obligation, net of taxes	(1,022)	1,367	120
Other comprehensive income	110,857	78,233	113,364
Comprehensive income	621,500	469,374	560,048
Comprehensive income (loss) to the noncontrolling interest	(128)	125	(287)
Comprehensive income to common shareholders	$621,372	$469,499	$559,761

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2012	2011
Assets
Investments:
Fixed maturity securities	$11,943,956	$11,312,037
Equity securities available for sale	376,022	443,439
Arbitrage trading account	329,077	397,312
Investment funds	809,689	680,638
Loans receivable	401,961	263,187
Real estate	606,735	342,905
Total investments	14,467,440	13,439,518
Cash and cash equivalents	905,670	911,742
Premiums and fees receivable	1,440,752	1,206,204
Due from reinsurers	1,450,348	1,215,679
Accrued investment income	127,230	133,776
Prepaid reinsurance premiums	316,309	258,271
Deferred policy acquisition costs	404,047	364,937
Property, furniture and equipment	267,227	262,275
Goodwill	87,865	87,865
Trading account receivable from brokers and clearing organizations	446,873	318,240
Current federal and foreign income taxes	—	9,670
Other assets	242,135	195,696
Total assets	$20,155,896	$18,403,873
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,751,086	$9,337,134
Unearned premiums	2,474,847	2,189,575
Due to reinsurers	316,388	241,204
Trading account securities sold but not yet purchased	121,487	62,514
Deferred federal and foreign income taxes	60,255	2,835
Other liabilities	981,626	866,229
Junior subordinated debentures	243,206	242,997
Senior notes and other debt	1,871,535	1,500,503
Total liabilities	15,820,430	14,442,991
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 136,017,732 and 137,520,019 shares, respectively	47,024	47,024
Additional paid-in capital	945,166	941,109
Retained earnings	4,817,807	4,491,162
Accumulated other comprehensive income	465,631	354,851
Treasury stock, at cost, 99,100,186 and 97,597,899 shares, respectively	(1,969,411)	(1,880,790)
Total common stockholders’ equity	4,306,217	3,953,356
Noncontrolling interests	29,249	7,526
Total equity	4,335,466	3,960,882
Total liabilities and equity	$20,155,896	$18,403,873
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(In thousands)	2012	2011	2010
COMMON STOCK:
Beginning and end of period	$47,024	$47,024	$47,024
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$941,109	$935,099	$926,359
Stock options exercised and restricted units issued including tax benefit	(22,125)	(20,601)	(17,042)
Restricted stock units expensed	25,728	26,303	25,584
Stock issued	454	308	198
End of period	$945,166	$941,109	$935,099
RETAINED EARNINGS:
Beginning of period	$4,491,162	$4,143,207	$3,736,592
Net income to common stockholders	510,592	391,211	446,405
Dividends	(183,947)	(43,256)	(39,790)
End of period	$4,817,807	$4,491,162	$4,143,207
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$430,419	$334,747	$219,394
Unrealized gains on securities not other-than-temporarily impaired	84,229	98,015	114,468
Unrealized gains (losses) on other-than-temporarily impaired securities	3,010	(2,343)	885
End of period	517,658	430,419	334,747
Currency translation adjustments:
Beginning of period	(61,239)	(42,488)	(40,371)
Net change in period	24,563	(18,751)	(2,117)
End of period	(36,676)	(61,239)	(42,488)
Net pension asset:
Beginning of period	(14,329)	(15,696)	(15,816)
Net change in period	(1,022)	1,367	120
End of period	(15,351)	(14,329)	(15,696)
Total accumulated other comprehensive income	$465,631	$354,851	$276,563
TREASURY STOCK:
Beginning of period	$(1,880,790)	$(1,750,494)	$(1,325,710)
Stock exercised/vested	45,253	56,303	45,687
Stock issued	581	564	536
Stock repurchased	(134,455)	(187,163)	(471,007)
End of period	$(1,969,411)	$(1,880,790)	$(1,750,494)
NONCONTROLLING INTERESTS:
Beginning of period	$7,526	$6,980	$5,879
Acquisition of noncontrolling interest	21,595	671	814
Net (income) loss	51	(70)	279
Other comprehensive income (loss), net of tax	77	(55)	8
End of period	$29,249	$7,526	$6,980
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011	2010
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$510,592	$391,211	$446,405
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(210,465)	(125,481)	(56,581)
Depreciation and amortization	103,419	88,012	82,867
Noncontrolling interests	51	(70)	279
Investment funds	(77,015)	1,751	49,400
Stock incentive plans	26,763	27,175	27,407
Change in:
Arbitrage trading account	(1,424)	(8,106)	(12,993)
Premiums and fees receivable	(228,756)	(122,468)	(41,167)
Reinsurance accounts	(216,968)	(161,070)	(14,960)
Deferred policy acquisition costs	(38,656)	(38,541)	(10,877)
Deferred income taxes	13,240	43,340	62,353
Reserves for losses and loss expenses	406,763	325,758	(103,745)
Unearned premiums	279,986	238,499	3,414
Other	107,928	10,269	19,514
Net cash from operating activities	675,458	670,279	451,316
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	838,576	1,293,876	1,554,906
Proceeds from sale of equity securities	409,610	159,827	137,990
Distributions from (contributions to) investment funds	77,930	(113,913)	(53,979)
Proceeds from maturities and prepayments of fixed maturity securities	2,291,105	1,697,144	1,374,378
Purchase of fixed maturity securities	(3,617,002)	(2,815,340)	(2,755,449)
Purchase of equity securities	(284,991)	(97,986)	(193,914)
Real Estate purchased	(256,386)	(96,552)	—
Change in loans receivable	(124,776)	92,176	23,317
Net additions to property, furniture and equipment	(40,556)	(45,320)	(49,605)
Change in balances due to (from) security brokers	(25,799)	(16,194)	(297)
Payment for business purchased, net of cash acquired	(42,779)	(261,992)	—
Net cash from (used in) investing activities	(775,068)	(204,274)	37,347
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of debt	369,291	—	309,030
Net proceeds from stock options exercised	7,660	21,963	17,730
Repayment of senior notes and other debt	—	(1,310)	(162,685)
Cash dividends to common stockholders	(183,947)	(43,253)	(49,348)
Purchase of common treasury shares	(127,663)	(187,163)	(471,007)
Other	31,851	14,550	(2,795)
Net cash from (used in) financing activities	97,192	(195,213)	(359,075)
Net impact on cash due to change in foreign exchange rates	(3,654)	(2,002)	(2,066)
Net increase (decrease) in cash and cash equivalents	(6,072)	268,790	127,522
Cash and cash equivalents at beginning of year	911,742	642,952	515,430
Cash and cash equivalents at end of year	$905,670	$911,742	$642,952
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2012, 2011 and 2010

(1)    Summary of Significant Accounting Policies

(A) Principles of consolidation and basis of presentation

The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2011 and 2010 financial statements to conform to the presentation of the 2012 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. The most significant items on our balance sheet that involve a greater degree of accounting estimates that are subject to change in the future are the valuation of investments, other-than-temporary impairments, loss and loss adjustment expense reserves and premium estimates. Actual results could differ from those estimates.

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

Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased net premiums written and premiums earned by $7 million and $1 million in 2012 and 2011, respectively, and decreased net premiums written and premiums earned by $7 million in 2010.

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

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value of investments is determined based on a fair value hierarchy that prioritizes the use of observable inputs over the use of unobservable inputs and requires the use of observable inputs when available. (See Note 12 of the Notes to Consolidated Financial Statements.)

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

(F) Deferred policy acquisition costs

Acquisition costs associated with the successful acquisition of new and renewed insurance and reinsurance contracts are deferred and amortized ratably over the terms of the related contracts. Ceding commissions received on reinsurance contracts are netted against acquisition costs and are recognized ratably over the life of the contract. Deferred policy acquisition costs are presented net of unearned ceding commissions. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. The recoverability of deferred policy acquisition costs is evaluated separately by each of our operating companies for each of their major lines of business. Future investment income is taken into account in measuring the recoverability of deferred policy acquisition costs.

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

(I) Deposit accounting

Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $75 million and $80 million at December 31, 2012 and 2011, respectively.

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

(L) Property, furniture and equipment

Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $38 million, $40 million and $41 million for 2012, 2011 and 2010, respectively.

(M) Comprehensive income

Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities, unrealized foreign currency translation adjustments and changes in unrecognized pension obligations.

(N) Goodwill and other intangible assets

Goodwill and other intangibles assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2012 indicated that there were no impairment losses related to goodwill and other intangible assets. Intangible assets of $31 million and $32 million are included in other assets as of December 31, 2012 and 2011, respectively.

(O) Stock options

The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method.

(P) Statements of cash flows

Interest payments were $119 million, $111 million and $103 million in 2012, 2011 and 2010, respectively. Income taxes paid were $133 million, $48 million and $123 million in 2012, 2011 and 2010, respectively. Other non-cash items include acquisitions and dispositions, unrealized investment gains and losses and pension expense. (See Note 2, Note 10 and Note 25 of Notes to Consolidated Financial Statements.)

(Q) Change in accounting

In October 2010, the Financial Accounting Standards Board ("FASB") issued guidance regarding the treatment of costs associated with acquiring or renewing insurance contracts. This guidance modified the definition of the types of costs that can be capitalized and specifies that the costs must be directly related to the successful acquisition of a new or renewed insurance contract. The Company adopted this guidance effective January 1, 2012 and retrospectively adjusted its previously issued financial statements. The impact of applying this guidance retrospectively was a reduction in stockholders' equity of $49 million as of January 1, 2010.

A summary of the impact of the adoption of this new guidance is shown below:

(In thousands, except per share amounts)	Previously Reported	As Adjusted
At December 31, 2011
Deferred policy acquisition costs	$448,795	$364,937
Deferred tax liability	31,623	2,835
Stockholders' equity	4,008,426	3,953,356

For the Year Ended December 31, 2011
Other operating costs and expenses	$1,621,329	$1,626,526
Income before income taxes	518,283	513,086
Federal and foreign income taxes	(123,550)	(121,945)
Net income	394,803	391,211

Basic net income per share	$2.83	$2.80
Diluted net income per share	2.71	2.69

For the Year Ended December 31, 2010
Other operating costs and expenses	$1,496,362	$1,500,757
Income before income taxes	603,305	598,910
Federal and foreign income taxes	(153,739)	(152,226)
Net income	449,287	446,405

Basic net income per share	$3.02	$3.00
Diluted net income per share	2.90	2.88
Information has been restated as a result of the adoption of this new guidance throughout these consolidated financial statements and notes, where applicable, related to 2011 and 2010.
(R) Recent accounting pronouncements

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

(In thousands)
Fixed maturity securities	$3,213
Real estate	256,209
Cash and cash equivalents	12,172
Goodwill	251
Other assets	6,566
Total assets acquired	278,411
Other liabilities assumed	4,247
Net assets acquired	$274,164

(3)  Investments in Fixed Maturity Securities
At December 31, 2012 and 2011, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2012
Held to maturity:
State and municipal	$65,190	$18,529	$—	$83,719	$65,190
Residential mortgage-backed securities	32,764	5,286	—	38,050	32,764
Corporate	4,997	605	—	5,602	4,997
Total held to maturity	102,951	24,420	—	127,371	102,951
Available for sale:
U.S. government and government agency	827,591	72,532	(1,660)	898,463	898,463
State and municipal	4,449,238	328,974	(9,693)	4,768,519	4,768,519
Mortgage-backed securities:
Residential(1)	1,395,739	53,846	(7,456)	1,442,129	1,442,129
Commercial	268,671	5,641	(744)	273,568	273,568
Corporate	3,144,480	214,322	(12,083)	3,346,719	3,346,719
Foreign	1,029,284	83,347	(1,024)	1,111,607	1,111,607
Total available for sale	11,115,003	758,662	(32,660)	11,841,005	11,841,005
Total investment in fixed maturity securities	$11,217,954	$783,082	$(32,660)	$11,968,376	$11,943,956

December 31, 2011
Held to maturity:
State and municipal	$74,354	$12,546	$—	$86,900	$74,354
Residential mortgage-backed securities	35,759	5,610	—	41,369	35,759
Corporate	4,996	717	—	5,713	4,996
Total held to maturity	115,109	18,873	—	133,982	115,109
Available for sale:
U.S. government and government agency	906,924	69,920	(351)	976,493	976,493
State and municipal	5,031,275	308,345	(16,550)	5,323,070	5,323,070
Mortgage-backed securities:
Residential(1)	1,416,427	75,635	(15,894)	1,476,168	1,476,168
Commercial	105,383	4,054	(1,018)	108,419	108,419
Corporate	2,328,200	132,311	(36,087)	2,424,424	2,424,424
Foreign	850,838	42,165	(4,649)	888,354	888,354
Total available for sale	10,639,047	632,430	(74,549)	11,196,928	11,196,928
Total investment in fixed maturity securities	$10,754,156	$651,303	$(74,549)	$11,330,910	$11,312,037
_______________________________________

(1)
Gross unrealized losses for mortgage-backed securities include $3,037,000 and $7,668,000, as of December 31, 2012 and 2011, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$671,995	$691,130
Due after one year through five years	3,486,501	3,669,945
Due after five years through ten years	2,527,716	2,801,283
Due after ten years	2,834,568	3,052,271
Mortgage-backed securities	1,697,174	1,753,747
Total	$11,217,954	$11,968,376

At December 31, 2012 and 2011, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2012, investments with a carrying value of $996 million were on deposit in custodial or trust accounts, of which $721 million was on deposit with state insurance departments, $184 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $62 million was on deposit as security for reinsurance clients and $29 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(4)	Investments in Equity Securities Available for Sale
At December 31, 2012 and 2011, investments in equity securities available for sale were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2012
Common stocks	$222,671	$60,102	$(707)	$282,066	$282,066
Preferred stocks	85,504	10,103	(1,651)	93,956	93,956
Total	$308,175	$70,205	$(2,358)	$376,022	$376,022

December 31, 2011
Common stocks	$209,210	$113,660	$(2,888)	$319,982	$319,982
Preferred stocks	133,183	5,139	(14,865)	123,457	123,457
Total	$342,393	$118,799	$(17,753)	$443,439	$443,439

(5)  Arbitrage Trading Account
At December 31, 2012 and 2011, the fair value and carrying value of the arbitrage trading account were $329 million and $397 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of December 31, 2012, the fair value of long option contracts outstanding was $1 million (notional amount of $12 million) and the fair value of short option contracts outstanding was $1 million (notional amount of $27 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(6)	Net Investment Income
Net investment income consists of the following:

(In thousands)	2012	2011	2010
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$479,035	$483,905	$501,750
Equity securities available for sale	16,419	12,416	11,661
Investment funds	77,015	9,452	(6,481)
Arbitrage trading account	8,286	16,576	27,155
Real estate	12,097	7,471	—
Gross investment income	592,852	529,820	534,085
Investment expense	(6,089)	(3,469)	(3,560)
Net investment income	$586,763	$526,351	$530,525

(7) Investment Funds
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Losses)
(In thousands)	2012	2011	2012	2011	2010
Real estate	$373,259	$373,413	$30,196	$14,527	$(4,766)
Energy	146,325	98,974	33,146	(6,101)	996
Arbitrage	63,920	58,008	5,912	(1,366)	1,692
Other (1)	226,185	150,243	7,761	2,392	(4,403)
Total	$809,689	$680,638	$77,015	$9,452	$(6,481)

(1) In 2012, the Company acquired a 49% interest in a supplier of after-market original equipment manufacturer (OEM) parts, systems and custom logistic support services for military aircraft operations worldwide for $43 million. Subsequent to December 31, 2012, the Company acquired the remaining 51% of this supplier for $43 million.

(8)	Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2012	2011
Properties in operation	$282,899	$279,097
Properties under development	323,836	63,808
Total	$606,735	$342,905

Properties in operation represent an office building in London and a long-term ground lease in Washington D.C. These properties are net of accumulated depreciation and amortization of $10,354,000 and $2,770,000, as of December 31, 2012 and 2011, respectively. Related depreciation expense was $7,583,000, $2,770,000 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental income expected on operating leases relating to real estate held for investment is $1,460,000 in 2013, $1,504,000 in 2014, $1,549,000 in 2015, $1,596,000 in 2016, $1,644,000 in 2017 and $329,013,000 thereafter.

Properties under development represent the following: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.

(9)  Loans Receivable
Loans receivable are as follows:

	As of December 31,
(In thousands)	2012	2011
Total loans receivable	$401,961	$263,187

Valuation allowance:
Specific	$3,000	$19,041
General	2,620	764
Total	$5,620	$19,805

Impaired loans:
With a specific valuation allowance	$1,775	$29,702
Without a valuation allowance	31,023	30,357
Unpaid principal balance	35,872	93,922

	For the Year Ended December 31,
	2012	2011
Increase (decrease) in valuation allowance	$(14,118)	$130
Loans receivable charged off	463	759
Loans receivable in non-accrual status were $3 million and $30 million at December 31, 2012 and 2011, respectively. If these loans had been current, additional interest income of $498,000 and $805,000 would have been recognized in accordance with their original terms for the years ended December 31, 2012 and 2011, respectively.
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
The Company's six largest loans receivable, which have an aggregate amortized cost of $242 million and an aggregate fair value of $244 million at December 31, 2012, are secured by commercial real estate located primarily in New York City, Chicago, California, Hawaii and Boston. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. As part of the evaluation process, the Company reviews certain credit quality indicators for these loans. The Company utilizes an internal risk rating system to assign a risk to each of its commercial loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower's financial condition and performance with respect to loan terms, the Company's position in the capital structure, and the overall leverage in the capital structure. An additional credit quality indicator is the debt service coverage ratio, which compares a property's net operating income to the borrower's principal and interest payments. At December 31, 2012, each of the six largest loans referred to above had a debt service coverage ratio greater than 3.0, except one that is lower due to a recent and temporary rate abatement.

(10)	Realized and Unrealized Investment Gains and Losses
Realized and unrealized investment gains and losses are as follows:

(In thousands)	2012	2011	2010
Realized investment gains and losses:
Fixed maturity securities:
Gains	$34,295	$37,595	$38,204
Losses	(6,436)	(5,499)	(8,990)
Equity securities available for sale	97,300	90,023	34,477
Investment funds	74,777	3,762	1,871
Other gains	1,515	—	224
Net realized gains on investments sales	201,451	125,881	65,786

Net other-than-temporary impairments:
Other-than-temporary impairments	(4,984)	(400)	(6,802)
(Increase) decrease in valuation allowance	13,998	—	(2,403)
Net other-than-temporary impairments	9,014	(400)	(9,205)

Total net investment gains	210,465	125,481	56,581
Income tax expense	(73,663)	(43,834)	(19,707)
	$136,802	$81,647	$36,874

Change in unrealized gains and losses of available for sales securities:
Fixed maturity securities	$162,220	$209,467	$102,488
Previously impaired fixed maturity securities	4,631	(3,604)	1,362
Equity securities available for sale	(33,199)	(55,772)	68,178
Investment funds	1,630	(2,093)	4,560
Total change in unrealized gains	135,282	147,998	176,588
Income tax expense	(47,966)	(52,381)	(61,227)
Noncontrolling interests	(77)	55	(8)
	$87,239	$95,672	$115,353

(11)  Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at December 31, 2012 and 2011 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012
U.S. government and government agency	$69,551	$1,660	$—	$—	$69,551	$1,660
State and municipal	152,694	1,639	135,967	8,054	288,661	9,693
Mortgage-backed securities	484,731	3,629	58,292	4,571	543,023	8,200
Corporate	371,781	2,964	70,537	9,119	442,318	12,083
Foreign	95,623	996	11,210	28	106,833	1,024
Fixed maturity securities	1,174,380	10,888	276,006	21,772	1,450,386	32,660
Common stocks	46,725	707	—	—	46,725	707
Preferred stocks	—	—	39,812	1,651	39,812	1,651
Equity securities available for sale	46,725	707	39,812	1,651	86,537	2,358
Total	$1,221,105	$11,595	$315,818	$23,423	$1,536,923	$35,018

December 31, 2011
U.S. government and government agency	$24,668	$169	$4,800	$182	$29,468	$351
State and municipal	131,417	827	183,205	15,723	314,622	16,550
Mortgage-backed securities	172,729	2,439	94,243	14,473	266,972	16,912
Corporate	341,764	8,327	125,654	27,760	467,418	36,087
Foreign	197,560	4,078	7,159	571	204,719	4,649
Fixed maturity securities	868,138	15,840	415,061	58,709	1,283,199	74,549
Common stocks	47,098	2,888	—	—	47,098	2,888
Preferred stocks	23,782	125	45,314	14,740	69,096	14,865
Equity securities available for sale	70,880	3,013	45,314	14,740	116,194	17,753
Total	$939,018	$18,853	$460,375	$73,449	$1,399,393	$92,302

Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2012 is presented in the table below:

(In thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than $5 million:
Mortgage-backed securities	13	$79,842	$3,823
Corporate	10	39,163	3,778
State and municipal	2	24,579	1,365
Total	25	$143,584	$8,966

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

(In thousands)	2012	2011
Beginning balance of amounts related to credit losses	$4,261	$4,261
Additions for amounts related to credit losses	—	—
Deductions for amounts related to credit loss sales	—	—
Ending balance of amounts related to credit losses	$4,261	$4,261
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
Preferred Stocks – At December 31, 2012, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $40 million and a gross unrealized loss of $2 million. One of those preferred stocks with an aggregate fair value of $15 million and a gross unrealized loss of $1 million is rated non-investment grade. Neither of these securities are delinquent or in default. Management believes the unrealized losses are due primarily to market and sector related factors and does not consider these to be OTTI.
Common Stocks – At December 31, 2012, there were three common stocks in an unrealized loss position with an aggregate fair value of $47 million and an aggregate unrealized loss of $1 million. The Company does not consider any of these securities to be OTTI.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$898,463	$—	$898,463	$—
State and municipal	4,768,519	—	4,768,519	—
Mortgage-backed securities	1,715,697	—	1,715,697	—
Corporate	3,346,719	—	3,287,654	59,065
Foreign	1,111,607	—	1,111,607	—
Total fixed maturity securities available for sale	11,841,005	—	11,781,940	59,065
Equity securities available for sale:
Common stocks	282,066	280,658	—	1,408
Preferred stocks	93,956	—	93,335	621
Total equity securities available for sale	376,022	280,658	93,335	2,029
Arbitrage trading account	329,077	233,603	94,546	928
Total	$12,546,104	$514,261	$11,969,821	$62,022
Liabilities:
Securities sold but not yet purchased	$121,487	$114,909	$6,558	$20

December 31, 2011
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$976,493	$—	$976,493	$—
State and municipal	5,323,070	—	5,323,070	—
Mortgage-backed securities	1,584,587	—	1,584,587	—
Corporate	2,424,424	—	2,356,596	67,828
Foreign	888,354	—	888,354	—
Total fixed maturity securities available for sale	11,196,928	—	11,129,100	67,828
Equity securities available for sale:
Common stocks	319,982	318,423	—	1,559
Preferred stocks	123,457	—	111,154	12,303
Total equity securities available for sale	443,439	318,423	111,154	13,862
Arbitrage trading account	397,312	208,516	187,945	851
Total	$12,037,679	$526,939	$11,428,199	$82,541
Liabilities:
Securities sold but not yet purchased	$62,514	$62,493	$—	$21
There were no transfers between Levels 1 and 2 for the years ended December 31, 2012 and 2011.

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2012 and 2011:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	Sales	Paydowns/Maturities	In	Out	Ending Balance
Year ended December 31, 2012
Assets:
Fixed maturity securities available for sale:
Corporate	$67,828	$(1,497)	$9,622	$283	$—	$(17,171)	$—	$—	$59,065
Total	67,828	(1,497)	9,622	283	—	(17,171)	—	—	59,065
Equity securities available for sale:
Common stocks	1,559	—	—	—	(151)	—	—	—	1,408
Preferred stocks	12,303	1,126	(1,737)	—	(11,071)	—	—	—	621
Total	13,862	1,126	(1,737)	—	(11,222)	—	—	—	2,029
Arbitrage trading account	851	(3,534)	3,570	—	(52)	—	93	—	928
Total	$82,541	$(3,905)	$11,455	$283	$(11,274)	$(17,171)	$93	$—	$62,022
Liabilities:
Securities sold but not yet purchased	21	$(1)	—	$—	$—	—	—	—	$20

Year ended December 31, 2011
Fixed maturity securities available for sale:
Corporate	$88,063	$(454)	$(870)	$15,271	$(11,864)	$(22,318)	$—	$—	$67,828
Total	88,063	(454)	(870)	15,271	(11,864)	(22,318)	—	—	67,828
Equity securities available for sale:
Common stocks	1,559	—	—	—	—	—	—	—	1,559
Preferred stocks	89,446	28,947	(30,865)	—	(75,225)	—	—	—	12,303
Total	91,005	28,947	(30,865)	—	(75,225)	—	—	—	13,862
Arbitrage trading account	3,187	572	—	269	(3,266)	—	89	—	851
Total	$182,255	$29,065	$(31,735)	$15,540	$(90,355)	$(22,318)	$89	$—	$82,541
Liabilities:
Securities sold but not yet purchased	$—	$40	$—	$67	$(86)	$—	$—	$—	$21

There were no significant transfers in or out of Level 3 during the years ended December 31, 2012 or 2011.

(13)	Reserves for Losses and Loss Expenses
The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2012	2011	2010
Net reserves at beginning of year	$8,172,112	$7,999,521	$8,147,782
Net provision for losses and loss expenses:
Claims occuring during the current year(1)	2,997,995	2,791,860	2,509,933
Decrease in estimates for claims occurring in prior years(2)(3)	(102,571)	(181,282)	(253,248)
Loss reserve discount accretion	53,055	47,787	53,182
Total	2,948,479	2,658,365	2,309,867
Net payments for claims:
Current year	698,834	765,440	641,570
Prior year	2,010,101	1,721,558	1,811,507
Total	2,708,935	2,486,998	2,453,077
Foreign currency translation	195	1,224	(5,051)
Net reserves at end of year	8,411,851	8,172,112	7,999,521
Ceded reserve at end of year	1,339,235	1,165,022	1,017,028
Gross reserves at end of year	$9,751,086	$9,337,134	$9,016,549
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $26,078,000, $43,286,000 and $67,763,000 in 2012, 2011 and 2010, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $100,667,000, $182,937,000 and $246,941,000 in 2012, 2011 and 2010, respectively.

(3)
For certain retrospectively rated insurance polices and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable reserve development, net of additional and return premiums, was $103 million, $182 million and $234 million in 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, estimates for claims occurring in prior years (net of additional and return premiums) decreased by $103 million. The favorable reserve development in 2012 was primarily attributable to accident years 2008 through 2010. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
Environmental and Asbestos — To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $34 million at both December 31, 2012 and 2011. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $56 million and $59 million at December 31, 2012 and 2011, respectively. Increases in net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $2 million, $1 million and $2 million in 2012, 2011 and 2010, respectively. Net paid losses and loss expenses for asbestos and environmental claims were approximately $2 million in 2012, $3 million in 2011 and $3 million in 2010. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. At December 31, 2012, the discount rates by year ranged from 2.1% to 6.5% with a weighted average discount rate of 4.2%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $867 million, $892 million and $898 million at December 31, 2012, 2011 and 2010, respectively.

(14)	Reinsurance
The following is a summary of reinsurance financial information:

(In thousands)	2012	2011	2010
Written premiums:
Direct	$4,964,069	$4,370,092	$3,788,251
Assumed	815,810	707,221	627,826
Ceded	(881,340)	(719,945)	(565,151)
Total net written premiums	$4,898,539	$4,357,368	$3,850,926

Earned premiums:
Direct	$4,723,882	$4,164,277	$3,744,150
Assumed	770,981	669,593	652,485
Ceded	(821,347)	(673,003)	(561,053)
Total net earned premiums	$4,673,516	$4,160,867	$3,835,582

Ceded losses incurred	$528,018	$458,249	$379,153
The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1,680,000, $3,169,000 and $3,098,000 as of December 31, 2012, 2011 and 2010, respectively. The following table presents the amounts due from reinsurers as of December 31, 2012:

(In thousands)
Munich Re	$166,910
Lloyd’s of London	127,430
Swiss Re	81,167
Transatlantic Re	79,835
Partner Re	71,785
Axis Capital	60,140
Berkshire Hathaway	54,152
Ace Group	46,020
Hannover Re Group	32,763
Poseidon Re Ltd	30,016
Everest Re	25,915
Arch Capital Group	25,636
Validus Holdings Ltd	23,727
Other reinsurers less than $20,000	220,304
Subtotal	1,045,800
Residual market pools	404,548
Total	$1,450,348

(15)	Senior Notes and Other Debt
Senior notes and other debt consist of the following as of December 31, 2012 (the difference between the face value and the carrying value is unamortized discount):

(In thousands)	Interest Rate	Face Value	2012 Carrying Value	2011 Carrying Value
Senior notes due on:
February 15, 2013 (1)	5.875%	$200,000	$199,959	$199,627
May 15, 2015	5.6%	200,000	199,559	199,373
August 15, 2019	6.15%	150,000	149,057	148,914
September 15, 2019	7.375%	300,000	298,292	298,038
September 15, 2020	5.375%	300,000	297,401	297,065
January 1, 2022	8.70%	76,503	75,962	75,924
March 15, 2022	4.625%	350,000	346,163	—
February 15, 2037	6.25%	250,000	247,347	247,236
Subsidiary debt (2)	Various	57,795	57,795	34,326
Total debt		$1,884,298	$1,871,535	$1,500,503
_____________
(1) These notes were fully paid at maturity on February 15, 2013.
(2) Subsidiary debt is due as follows: $17 million in 2013, $39 million in 2014, $1 million in 2015 and $1 million thereafter.

(16)	Junior Subordinated Debentures
In 2005, the Company issued $250,000,000 aggregate principal amount of 6.75% Junior Subordinated Debentures due July 26, 2045 (the “Debentures”) to W. R. Berkley Capital Trust II (the “Trust”). At December 31, 2012, the carrying value of the Debentures, net of unamortized discount, was $243,206,000. The Trust simultaneously issued an equal amount of 6.75% mandatorily redeemable preferred securities (the “Trust Preferred Securities”), which are fully and unconditionally guaranteed by the Company to the extent the Trust has funds available for payment of distributions. The Trust Preferred Securities are subject to mandatory redemption in a like amount (i) in whole but not in part upon repayment of the Debentures at maturity, (ii) in whole but not in part, at any time contemporaneously with the optional prepayment of the Debentures by the Company upon the occurrence and continuation of certain events.

(17)	Income Taxes
Income tax expense consists of:

(In thousands)	Current Expense	Deferred Expense (Benefit)	Total
December 31, 2012
Domestic	$156,339	$11,448	$167,787
Foreign	23,029	469	23,498
Total expense	$179,368	$11,917	$191,285

December 31, 2011
Domestic	$60,420	$37,176	$97,596
Foreign	22,011	2,338	24,349
Total expense	$82,431	$39,514	$121,945

December 31, 2010
Domestic	$79,143	$64,774	$143,917
Foreign	10,584	(2,275)	8,309
Total expense	$89,727	$62,499	$152,226

Income before income taxes from domestic operations was $624 million, $469 million and $574 million for the years ended December 31, 2012, 2011 and 2010, respectively. Income before income taxes from foreign operations was $78 million, $49 million and $29 million for the years ended December 31, 2012, 2011 and 2010, respectively.
A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 35% to pre-tax income are as follows:

(In thousands)	2012	2011	2010
Computed “expected” tax expense	$245,675	$179,580	$209,619
Tax-exempt investment income	(50,665)	(57,246)	(62,628)
Change in valuation allowance	—	(2,328)	102
Impact of lower foreign tax rates	(5,234)	(3,199)	(228)
State and local taxes	(753)	2,355	2,298
Other, net	2,262	2,783	3,063
Total expense	$191,285	$121,945	$152,226
At December 31, 2012 and 2011, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2012	2011
Deferred tax asset:
Loss reserve discounting	$119,547	$119,725
Unearned premiums	132,014	118,837
Other-than-temporary impairments	62,187	68,559
Restricted stock units	49,553	43,207
Other	83,740	82,734
Gross deferred tax asset	447,041	433,062
Less valuation allowance	—	—
Deferred tax asset	447,041	433,062
Deferred tax liability:
Amortization of intangibles	12,458	12,186
Deferred policy acquisition costs	120,532	107,561
Unrealized investment gains	274,497	223,024
Other	99,809	93,126
Deferred tax liability	507,296	435,897
Net deferred tax liability	$(60,255)	$(2,835)
The Company had current tax payables of $22,546,000 and current tax receivables of $9,670,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, the Company had foreign net operating loss carryforwards of $171,000, which expire beginning in 2015. The Company had provided a valuation allowance against the unutilized foreign tax credits which were fully utilized in the 2010 federal tax return. The reduction in the valuation relates primarily to the full utilization of the foreign tax credit carryforward. At December 31, 2012, the Company had no deferred tax assets for which a valuation allowance is required. The statute of limitations has closed for the Company’s tax returns through December 31, 2005. The 2006 calendar year statute of limitations remains open as a result of the carry back of capital losses from the 2009 tax year.
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

(18)	Dividends from Subsidiaries and Statutory Financial Information
The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 2013, the maximum amount of dividends which can be paid without such approval is approximately $466 million. Combined net income and policyholders’ surplus of the Company’s consolidated insurance subsidiaries, as determined in accordance with statutory accounting practices (SAP), are as follows:

(In thousands)	2012	2011	2010
Net income	$490,119	$417,441	$574,181
Policyholders’ surplus	$4,671,922	$4,107,745	$4,154,654
The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed the Company to discount non-tabular workers' compensation loss reserves, which is a permitted practice that differs from SAP.
The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. As of December 31, 2012, the RBC Total Adjusted Capital of the Company's U.S. insurance companies was 459% of the RBC Authorized Control Level and 230% of the RBC Company Action Level. The total adjusted capital of each of the Company’s U.S. insurance subsidiaries exceeded the minimum required RBC levels. The use of the permitted practice described above does not impact RBC calculations.

(19)	Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

	2012	2011	2010
Basic	137,097,162	139,687,546	148,752,368
Diluted	143,314,544	145,672,211	155,080,542
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

	2012	2011	2010
Balance, beginning of year	137,520,019	141,009,834	156,552,355
Shares issued	2,114,168	2,702,303	2,272,437
Shares repurchased	(3,616,455)	(6,192,118)	(17,814.958)
Balance, end of year	136,017,732	137,520,019	141,009,834

The Company is a savings and loan holding company, subject to the oversight of the Federal Reserve. As a savings and loan holding company, the Company may be subject to restrictions on dividends to stockholders. The amount of such dividends paid is also dependent upon other factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(20)	Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011:

	2012		2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,943,956	$11,968,376	$11,312,037	$11,330,910
Equity securities available for sale	376,022	376,022	443,439	443,439
Arbitrage trading account	329,077	329,077	397,312	397,312
Loans receivable	401,961	406,443	263,187	245,169
Cash and cash equivalents	905,670	905,670	911,742	911,742
Trading accounts receivable from brokers and clearing organizations	446,873	446,873	318,240	318,240
Due from broker	14,449	14,449	10,875	10,875

Liabilities:
Trading account securities sold but not yet purchased	121,487	121,487	62,514	62,514
Junior subordinated debentures	243,206	252,000	242,997	258,400
Senior notes and other debt	1,871,535	2,190,173	1,500,503	1,587,473
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

(21) Lease Obligations

The Company and its subsidiaries use office space and equipment under leases expiring at various dates. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. The Company also has an investment in a commercial office building that has a long-term land lease. Future minimum lease payments, without provision for sublease income, are: $38,671,000 in 2013; $33,893,000 in 2014; $29,924,000 in 2015; $25,038,000 in 2016 and $187,349,000 thereafter. Rental expense was $38,179,000, $33,003,000 and $29,936,000 for 2012, 2011 and 2010, respectively.

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

At December 31, 2012, the Company had commitments to invest up to $167 million in certain investment funds.

(23) Stock Incentive Plan

The Company has not issued any stock options under its stock incentive plans since 2004. All outstanding options are vested and exercisable. The following table summarizes stock option information:

	2012		2011		2010
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Outstanding at beginning of year	1,314,057	$11.04	3,503,384	$10.42	5,700,552	$9.53
Exercised	1,310,682	11.03	2,185,952	10.05	2,191,260	8.11
Canceled	—	—	3,375	10.07	5,908	10.07
Outstanding at year end	3,375	$15.17	1,314,057	$11.04	3,503,384	$10.42
_______________________________________

(1)	Weighted average exercise price.
Pursuant to the stock incentive plan, the Company may also issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2012:

	2012	2011	2010
RSUs granted and unvested at beginning of period:	4,370,975	4,945,375	3,713,025
Granted	2,161,220	107,500	2,310,650
Vested	(1,704,625)	(576,050)	(916,750)
Cancelled	(126,450)	(105,850)	(161,550)
RSUs granted and unvested at end of period:	4,701,120	4,370,975	4,945,375
Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2012, 3,618,344 shares related to vested RSUs had been deferred.
The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2012:

(In thousands)	2012	2011	2010
Unearned compensation at beginning of year	$57,315	$76,139	$46,801
RSUs granted, net of cancellations	73,255	2,832	58,462
RSUs expensed	(25,728)	(26,303)	(25,584)
RSUs forfeiture adjustment	(11,189)	4,647	(3,540)
Unearned compensation at end of year	$93,653	$57,315	$76,139

(24)	Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary’s profitability. Employees become eligible to participate in the profit sharing plans on the first day of the month following the first full three months in which they are employed. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. The Company’s foreign subsidiaries provide pension benefits in accordance with local regulations. Profit sharing expense was $31 million, $27 million, and $29 million in 2012, 2011 and 2010, respectively.

The Company has a Long-Term Incentive Compensation Plan (“LTIP”) that provides for incentive compensation to key executives based on the growth in the Company’s book value per share over a five year period. There are 193,600 units outstanding from the 2011 grant with a maximum value of $48.4 million, of which $13 million was earned by December 31,

2012. There are 158,500 units outstanding from the 2008 grant with a maximum value of $39.6 million, of which $23 million was earned over the five years ended December 31, 2012. The 2006 grant earned $30.7 million during the five years ended December 31, 2011, and was fully paid in 2011.
The following table summarizes the LTIP expense for the three years ended December 31, 2012:

(In thousands)	2012	2011	2010
2006 grant	$—	$—	$5,119
2008 grant	5,742	4,600	5,070
2011 grant	7,365	5,620	—
Total	$13,107	$10,220	$10,189

(25) Retirement Benefits

The Company has an unfunded noncontributory defined benefit plan that covers its chief executive officer and chairman of the board. The plan provides that the benefit payments shall commence on the earliest of (i) January 2, 2014, (ii) the date of death or (iii) a change in control of the Company. The discount rate used to derive the projected benefit obligation and related retirement expense was 3.39% in 2012 and 4.36% in 2011. The discount rate assumption used to determine the benefit obligation is based on a yield curve approach. Under this approach, a weighted average yield is determined from a hypothetical portfolio of AA rated bonds. Following is a summary of the projected benefit obligation as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Beginning of year	$56,787	$51,828
Interest cost	2,476	2,716
Benefits paid	(1,426)	—
Actuarial loss	6,795	2,243
End of year	$64,632	$56,787

Following is a summary of the amounts recognized in accumulated other comprehensive income as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Net actuarial loss	$14,605	$10,007
Prior service cost	9,012	12,035
Net pension asset	$23,617	$22,042

The components of net periodic pension benefit cost are as follows:

(In thousands)	2012	2011	2010
Components of net periodic benefit cost:
Interest cost	$2,476	$2,716	$2,675
Amortization of unrecognized:
Prior service costs	3,023	3,023	3,023
Net actuarial loss	2,197	1,330	424
Net periodic pension cost	$7,696	$7,069	$6,122

The changes in plan assets and projected benefit obligation recognized in other comprehensive income are as follows:

(In thousands)	2012	2011
Changes in plan assets and projected benefit obligation:
Net actuarial loss	$6,795	$2,243
Amortization of:
Net actuarial loss	(2,197)	(1,330)
Prior service costs	(3,023)	(3,023)
Total recognized in other comprehensive income (loss)	$1,575	$(2,110)

The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income into periodic benefit cost during 2013 are $3,023,000 and $8,142,000, respectively.

(26) Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2012	2011	2010
Amortization of deferred policy acquisition costs	$917,583	$785,118	$708,577
Other underwriting expenses	675,163	653,011	610,301
Service company expenses	84,986	75,231	72,372
Net foreign currency (gains) losses	(6,092)	(1,884)	2,126
Other costs and expenses	127,983	115,050	107,381
Total	$1,799,623	$1,626,526	$1,500,757

(27)	Industry Segments
The Company’s operations are presently conducted in five segments of the insurance business: Specialty, Regional, Alternative Markets, Reinsurance and International.

Our Specialty lines companies underwrite risks within the excess and surplus lines market and on an admitted basis. The risks are highly complex, often unique exposures that typically fall outside the underwriting guidelines of the standard insurance market or are best served by specialized knowledge of a particular industry. The Specialty lines of business include premises operations, commercial automobile, property, products liability and professional liability lines. The customers in this segment are highly diverse. Business is conducted through 22 operating units, each delivering their products through a variety of distribution channels, depending on the customer base and particular risks insured.

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

Summary financial information about the Company’s operating segments is presented in the following table. Income (loss) before income taxes by segment includes allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
December 31, 2012:
Specialty	$1,646,471	$186,998	$2,348	$1,835,817	$261,856	$186,270
Regional	1,090,217	81,635	6,406	1,178,258	122,211	86,450
Alternative Markets	680,334	156,154	94,379	930,867	194,433	139,795
Reinsurance	446,939	96,123	—	543,062	93,268	68,881
International	809,555	56,605	—	866,160	62,061	25,390
Corporate, other and eliminations(1)	—	9,248	249,677	258,925	(242,366)	(132,996)
Net investment gains	—	—	210,465	210,465	210,465	136,802
Consolidated	$4,673,516	$586,763	$563,275	$5,823,554	$701,928	$510,592

December 31, 2011:
Specialty	$1,442,748	$175,289	$2,704	$1,620,741	$290,937	$210,687
Regional	1,065,975	75,404	4,112	1,145,491	30,529	29,127
Alternative Markets	612,558	121,360	86,031	819,949	145,660	109,618
Reinsurance	426,008	91,871	—	517,879	83,150	65,356
International	613,578	42,882	—	656,460	39,033	25,158
Corporate, other and eliminations(1)	—	19,545	250,438	269,983	(201,704)	(130,382)
Net investment gains	—	—	125,481	125,481	125,481	81,647
Consolidated	$4,160,867	$526,351	$468,766	$5,155,984	$513,086	$391,211

December 31, 2010:
Specialty	$1,288,373	$180,063	$3,130	$1,471,566	$294,825	$213,586
Regional	1,066,922	82,411	3,114	1,152,447	115,828	85,334
Alternative Markets	608,191	123,309	79,173	810,673	178,485	131,047
Reinsurance	419,356	103,079	—	522,435	129,449	96,708
International	452,740	32,794	—	485,534	20,719	14,516
Corporate, other and eliminations(1)	—	8,869	215,964	224,833	(196,977)	(131,660)
Net investment gains	—	—	56,581	56,581	56,581	36,874
Consolidated	$3,835,582	$530,525	$357,962	$4,724,069	$598,910	$446,405

Identifiable Assets
(In thousands)	December 31, 2012	December 31, 2011
Specialty	$6,720,056	$6,157,853
Regional	2,587,603	2,488,940
Alternative Markets	4,313,404	4,044,915
Reinsurance	2,773,133	2,732,489
International	1,965,359	1,569,749
Corporate, other and eliminations(1)	1,796,341	1,409,927
Consolidated	$20,155,896	$18,403,873
_______________________________________

(1)	Corporate, other and eliminations represent corporate revenues and expenses, net investment gains and losses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

(In thousands)	2012	2011	2010
Specialty
Other liability	$528,623	$454,582	$384,799
Property	265,204	237,762	212,164
Professional liability	254,385	229,281	200,219
Workers’ compensation	171,760	130,469	103,377
Commercial automobile	163,321	141,800	129,505
Products liability	105,584	96,794	112,072
Other	157,594	152,060	146,237
Total Specialty	1,646,471	1,442,748	1,288,373
Regional
Commercial multi peril	413,405	394,168	389,997
Commercial automobile	286,332	289,098	301,290
Workers’ compensation	227,439	219,639	214,857
Other	163,041	163,070	160,778
Total Regional	1,090,217	1,065,975	1,066,922
Alternative Markets
Primary workers’ compensation	333,266	271,173	260,508
Excess workers’ compensation	136,576	164,173	216,647
Accident and health	136,317	105,128	57,915
Other liability	33,609	28,960	24,726
Other	40,566	43,124	48,395
Total Alternative Markets	680,334	612,558	608,191
Reinsurance
Casualty	313,381	307,051	307,474
Property	133,558	118,957	111,882
Total Reinsurance	446,939	426,008	419,356
International
Professional liability	103,179	90,871	88,997
Property	107,798	83,960	47,796
Casualty reinsurance	143,230	82,505	60,907
Automobile	125,927	110,568	99,873
Workers’ compensation	82,066	73,823	57,803
Marine	89,445	53,741	24,113
Accident and health	51,037	41,517	23,334
Property reinsurance	35,585	22,563	13,140
Other liability	43,829	26,583	20,796
Fidelity and surety	27,459	27,447	15,981
Total International	809,555	613,578	452,740
Total	$4,673,516	$4,160,867	$3,835,582

(28)	Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial data:

(In thousands. except per share data)	2012
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,378,705	$1,415,747	$1,420,501	$1,608,601
Net income	135,318	108,838	100,947	165,489
Net income per share(1)
Basic	0.98	0.79	0.74	1.22
Diluted	0.94	0.76	0.71	1.17

	2011
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,234,351	$1,270,949	$1,279,731	$1,370,953
Net income	115,590	82,184	76,410	117,027
Net income per share(1)
Basic	0.82	0.58	0.55	0.85
Diluted	0.78	0.56	0.53	0.82
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

During the quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited W. R. Berkley Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP

New York, New York
February 28, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated herein by reference.

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

The exhibits filed as part of this report are listed on pages 99 - 102 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ William R. Berkley
William R. Berkley, Chairman of the Board and Chief Executive Officer
February 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Chairman of the Board and
William R. Berkley	Chief Executive Officer	February 28, 2013
(Principal executive officer)

/s/ W. Robert Berkley, Jr.	President, Chief Operating Officer
W. Robert Berkley, Jr.	and Director	February 28, 2013

/s/ Christopher L. Augostini	Director
Christopher L. Augostini		February 28, 2013

/s/ Ronald E. Blaylock	Director
Ronald E. Blaylock		February 28, 2013

/s/ Mark E. Brockbank	Director
Mark E. Brockbank		February 28, 2013

/s/ George G. Daly	Director
George G. Daly		February 28, 2013

/s/ Mary C. Farrell	Director
Mary C. Farrell		February 28, 2013

/s/ Jack H. Nusbaum	Director
Jack H. Nusbaum		February 28, 2013

/s/ Mark L. Shapiro	Director
Mark L. Shapiro		February 28, 2013

/s/ Eugene G. Ballard	Senior Vice President and
Eugene G. Ballard	Chief Financial Officer	February 28, 2013
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

(3.4)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3 (ii) of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 1, 2012).

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

(4.8)
Eighth Supplemental Indenture, dated as of March 16, 2012, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 4.625% Senior Notes due 2022, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 16, 2012).

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

(10.1)	W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).

(10.2)	W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2012 Proxy Statement (File No. 1-15202) filed with the Commission on April 9, 2012).

(10.3)
Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2012).

(10.4)
Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).

(10.5)
Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2010).

(10.6)
Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.7)
W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).

(10.8)
W. R. Berkley Corporation Deferred Compensation Plan for Directors as amended and restated effective December 3, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on December 19, 2007).

(10.9)
W. R. Berkley Corporation 2007 Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2006 Proxy Statement (File No. 1-15202) filed with the Commission on April 18, 2006).

(10.10)	W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Annex B from the Company’s 2004 Proxy Statement (File No. 1-15202) filed with the Commission on April 12, 2004).

(10.11)	W. R. Berkley Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s 2009 Proxy Statement (File No. 1-15202) filed with the Commission on April 17, 2009).

(10.12)
Form of Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 3, 2005).

(10.13)
Form of 2008 Performance Unit Award Agreement under the W. R. Berkley Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 13, 2008).

(10.14)
Form of 2011 Performance Unit Award Agreement under the W. R. Berkley Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 28, 2012).

(10.15)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2009 Proxy Statement (File No. 1-15202) filed with the Commission on April 17, 2009).

(10.16)
Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 21, 2011 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 28, 2012).

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

	Jurisdiction of Incorporation	Percentage owned by the Company (1)
Berkley International, LLC (2)	New York	100%
Berkley Surety Group, Inc.	Delaware	100%
Signet Star Holdings, Inc.	Delaware	100%
Berkley Insurance Company	Delaware	100%
Admiral Insurance Company	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc. (3)	Delaware	100%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	100%
Carolina Casualty Insurance Company	Iowa	100%
Berkley Assurance Company	Iowa	100%
Clermont Insurance Company	Iowa	100%
Nautilus Insurance Company	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	New Hampshire	100%
Berkley National Insurance Company	Iowa	100%
Berkley Regional Specialty Insurance Company	Delaware	100%
American Mining Insurance Company, Inc.	Alabama	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Iowa	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company	Delaware	100%
Preferred Employers Insurance Company	California	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%
_______________________________________

(1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent is indicated by an indentation, and its percentage ownership is as indicated in this column.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
Under date of February 28, 2013, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, as contained in the Annual Report on Form 10-K for the year ended December 31, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules II through VI. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
KPMG LLP

New York, New York
February 28, 2013

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2012	2011
Assets:
Cash and cash equivalents	$162,972	$270,637
Fixed maturity securities available for sale at fair value (cost $281,708 and $244,921 at December 31, 2012 and 2011, respectively)	286,597	247,537
Equity securities available for sale, at fair value (cost $0 in 2012 and 2011)	25,699	81,811
Investment in subsidiaries	5,979,539	5,334,461
Due from subsidiaries	106,334	—
Current Federal income taxes	—	15,137
Property, furniture and equipment at cost, less accumulated depreciation	7,895	6,595
Other assets	10,710	6,951
Total assets	$6,579,746	$5,963,129
Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$—	$141,492
Other liabilities	176,416	146,823
Current Federal income taxes	8,253	—
Deferred Federal income taxes	31,914	12,283
Junior subordinated debentures	243,206	242,997
Senior notes	1,813,740	1,466,178
Total liabilities	2,273,529	2,009,773
Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	945,166	941,109
Retained earnings (including accumulated undistributed net income of subsidiaries of $4,023,780 and $3,329,079 at December 31, 2012 and 2011, respectively)	4,817,807	4,491,162
Accumulated other comprehensive income	465,631	354,851
Treasury stock, at cost	(1,969,411)	(1,880,790)
Total stockholders’ equity	4,306,217	3,953,356
Total liabilities and stockholders’ equity	$6,579,746	$5,963,129
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Years Ended December 31,
(In thousands)	2012	2011	2010
Management fees and investment income including dividends from subsidiaries of $25,968, $502,327 and $405,917 for the years ended December 31, 2012, 2011 and 2010, respectively	$29,961	$514,057	$411,623
Net investment gains (losses)	71,130	45,962	(1,891)
Other income	271	96	158
Total revenues	101,362	560,115	409,890
Operating costs and expense	133,326	118,922	117,658
Interest expense	124,298	111,184	105,510
Income before federal income taxes	(156,262)	330,009	186,722
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	132,379	79,200	28,377
Federal income tax expense on a consolidated return basis	(160,226)	(89,144)	(138,389)
Net expense	(27,847)	(9,944)	(110,012)
Income (loss) before undistributed equity in net income of subsidiaries	(184,109)	320,065	76,710
Equity in undistributed net income of subsidiaries	694,701	71,146	369,695
Net income	$510,592	$391,211	$446,405
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows (used in) from operating activities:
Net income	$510,592	$391,211	$446,405
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(71,130)	(45,962)	1,891
Depreciation and amortization	5,624	4,905	3,963
Equity in undistributed earnings of subsidiaries	(694,701)	(71,146)	(369,695)
Tax payments received from subsidiaries	125,046	139,011	106,284
Federal income taxes provided by subsidiaries on a separate return basis	(132,379)	(79,200)	(28,377)
Stock incentive plans	26,763	27,176	26,318
Change in:
Federal income taxes	44,423	56,542	29,332
Other assets	911	(542)	16,430
Other liabilities	28,017	(6,747)	11,467
Accrued investment income	97	1,559	(2,776)
Other, net	(13)	277	—
Net cash (used in) from operating activities	(156,750)	417,084	241,242
Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	93,354	70,665	164,920
Proceeds from maturities and prepayments of fixed maturity securities	121,191	165,158	85,695
Proceeds from sales of equity securities	72,565	47,735	3
Cost of purchases of fixed maturity securities	(255,885)	(240,536)	(195,646)
Investments in and advances to subsidiaries, net	(16,480)	(3,867)	(18,685)
Change in balance due to security broker	(4,767)	(5,983)	(8,500)
Net additions to real estate, furniture & equipment	(1,857)	(643)	(1,212)
Net cash from (used in) investing activities	8,121	32,529	26,575
Cash from (used in) financing activities:
Net proceeds from issuance of senior notes	345,823	—	296,636
Net proceeds from stock options exercised	13,544	21,966	17,730
Repayment of senior notes	—	—	(150,000)
Purchase of common treasury shares	(134,456)	(187,163)	(471,007)
Cash dividends to common stockholders	(183,947)	(43,255)	(49,348)
Net cash from (used in) financing activities	40,964	(208,452)	(355,989)
Net decrease in cash and cash equivalents	(107,665)	241,161	(88,172)
Cash and cash equivalents at beginning of year	270,637	29,476	117,648
Cash and cash equivalents at end of year	$162,972	$270,637	$29,476
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

W. R. Berkley Corporation
Condensed Financial Information of Registrant,Continued
December 31, 2012
Note to Condensed Financial Statements (Parent Company)
The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2011 and 2010 financial statements as originally reported to conform them to the presentation of the 2012 financial statements.
The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2012, 2011 and 2010

(In thousands)	Deferrred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Cost and Expenses	Net Premiums Written
December 31, 2012
Specialty	$140,354	$3,499,836	$952,960	$1,646,471	$186,998	$1,033,366	$315,124	$225,471	$1,747,687
Regional	97,803	1,333,721	561,099	1,090,217	81,635	649,891	211,880	194,278	1,119,274
Alternative Markets	31,261	2,632,982	330,394	680,334	156,154	485,833	86,248	164,351	702,922
Reinsurance	65,090	1,458,672	241,430	446,939	96,123	270,526	140,740	38,527	477,252
International	69,539	825,875	388,964	809,555	56,605	508,863	163,591	131,645	851,404
Corporate and adjustments	—	—	—	—	9,248	—	—	127,768	—
Total	$404,047	$9,751,086	$2,474,847	$4,673,516	$586,763	$2,948,479	$917,583	$882,040	$4,898,539
December 31, 2011
Specialty	$124,101	$3,306,535	$822,186	$1,442,748	$175,289	$857,223	$260,050	$210,709	$1,554,516
Regional	93,584	1,370,748	530,171	1,065,975	75,404	725,195	196,567	191,346	1,064,507
Alternative Markets	28,894	2,506,424	287,246	612,558	121,360	442,721	73,268	157,930	619,097
Reinsurance	56,355	1,523,210	207,956	426,008	91,871	262,286	120,697	51,646	430,329
International	62,003	630,217	342,016	613,578	42,882	370,940	134,536	110,900	688,919
Corporate and adjustments	—	—	—	—	19,545	—	—	113,680	—
Total	$364,937	$9,337,134	$2,189,575	$4,160,867	$526,351	$2,658,365	$785,118	$836,211	$4,357,368
December 31, 2010
Specialty	$101,118	$3,186,769	$693,358	$1,288,373	$180,063	$750,831	$217,284	$206,806	$1,311,831
Regional	95,207	1,378,936	530,672	1,066,922	82,411	647,986	196,342	190,766	1,044,347
Alternative Markets	27,807	2,355,007	261,858	608,191	123,309	410,873	64,969	156,224	582,045
Reinsurance	55,147	1,591,397	203,430	419,356	103,079	220,230	121,512	50,771	401,239
International	48,003	504,440	264,403	452,740	32,794	279,947	108,470	75,943	511,464
Corporate and adjustments	—	—	—	—	8,869	—	—	314,841	—
Total	$327,282	$9,016,549	$1,953,721	$3,835,582	$530,525	$2,309,867	$708,577	$995,351	$3,850,926
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2012, 2011 and 2010

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2012:
Specialty	$2,017,574	$323,506	$53,619	$1,747,687	3.1%
Regional	1,203,003	99,328	15,599	1,119,274	1.4
Alternative Markets	913,381	268,448	57,989	702,922	8.2
Reinsurance	21,941	31,465	486,776	477,252	102.0
International	808,170	158,593	201,827	851,404	23.7
Total	$4,964,069	$881,340	$815,810	$4,898,539	16.7%
Year ended December 31, 2011:
Specialty	$1,774,871	$263,828	$43,473	$1,554,516	2.8%
Regional	1,143,706	84,855	5,656	1,064,507	0.5
Alternative Markets	760,339	208,059	66,817	619,097	10.8
Reinsurance	5,179	22,841	447,991	430,329	104.1
International	685,997	140,362	143,284	688,919	20.8
Total	$4,370,092	$719,945	$707,221	$4,357,368	16.2%
Year ended December 31, 2010:
Specialty	$1,492,589	$214,025	$33,267	$1,311,831	2.5%
Regional	1,155,970	115,789	4,166	1,044,347	0.4
Alternative Markets	619,832	120,672	82,885	582,045	14.2
Reinsurance	3,803	24,058	421,494	401,239	105.0
International	516,057	90,607	86,014	511,464	16.8
Total	$3,788,251	$565,151	$627,826	$3,850,926	16.3%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2012, 2011 and 2010

(In thousands)	Opening Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2012:
Premiums and fees receivable	$17,666	$9,598	$(4,345)	$22,919
Due from reinsurers	3,169	22	(1,511)	1,680
Loan loss reserves	19,805	(13,723)	(462)	5,620
Total	$40,640	$(4,103)	$(6,318)	$30,219
Year ended December 31, 2011:
Premiums and fees receivable	$19,483	$6,158	$(7,975)	$17,666
Due from reinsurers	3,098	71	—	3,169
Deferred federal and foreign income taxes	2,328	—	(2,328)	—
Loan loss reserves	19,675	889	(759)	19,805
Total	$44,584	$7,118	$(11,062)	$40,640
Year ended December 31, 2010:
Premiums and fees receivable	$19,733	$5,013	$(5,263)	$19,483
Due from reinsurers	4,430	—	(1,332)	3,098
Deferred federal and foreign income taxes	2,226	102	—	2,328
Loan loss reserves	13,583	6,232	(140)	19,675
Total	$39,972	$11,347	$(6,735)	$44,584

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010
Deferred policy acquisition costs	$404,047	$364,937	$327,282
Reserves for losses and loss expenses	9,751,086	9,337,134	9,016,549
Unearned premium	2,474,847	2,189,575	1,953,721
Net premiums earned	4,673,516	4,160,867	3,835,582
Net investment income	586,763	526,351	530,525
Losses and loss expenses incurred:
Current year	2,997,995	2,791,860	2,509,933
Prior years	(102,571)	(181,282)	(253,248)
Loss reserve discount accretion	53,055	47,787	53,182
Amortization of deferred policy acquisition costs	917,583	785,118	708,577
Paid losses and loss expenses	2,708,935	2,486,998	2,453,077
Net premiums written	4,898,539	4,357,368	3,850,926

See accompanying Report of Independent Registered Public Accounting Firm.