Form 10-Q
period 2013-03-31
BERKLEY W R CORP
filed 2013-05-06
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of April 30, 2013: 136,036,887

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$11,665,117	$11,943,956
Equity securities	399,386	376,022
Arbitrage trading account	701,223	329,077
Investment funds	793,603	809,689
Loans receivable	456,533	401,961
Real estate	588,777	606,735
Total investments	14,604,639	14,467,440
Cash and cash equivalents	945,492	905,670
Premiums and fees receivable	1,504,535	1,440,752
Due from reinsurers	1,441,389	1,450,348
Accrued investment income	126,577	127,230
Prepaid reinsurance premiums	345,329	316,309
Deferred policy acquisition costs	425,070	404,047
Real estate, furniture and equipment	271,012	267,227
Goodwill	107,529	87,865
Trading account receivables from brokers and clearing organizations	28,720	446,873
Other assets	320,342	242,135
Total assets	$20,120,634	$20,155,896

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,809,843	$9,751,086
Unearned premiums	2,635,995	2,474,847
Due to reinsurers	298,557	316,388
Trading account securities sold but not yet purchased	79,965	121,487
Federal and foreign income taxes - current and deferred	104,810	82,801
Other liabilities	844,297	959,080
Junior subordinated debentures	243,258	243,206
Senior notes and other debt	1,693,279	1,871,535
Total liabilities	15,710,004	15,820,430
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 136,028,287 and 136,017,732 shares, respectively	47,024	47,024
Additional paid-in capital	949,926	945,166
Retained earnings	4,922,178	4,817,807
Accumulated other comprehensive income	428,592	465,631
Treasury stock, at cost, 99,089,631and 99,100,186 shares, respectively	(1,969,179)	(1,969,411)
Total stockholders’ equity	4,378,541	4,306,217
Noncontrolling interests	32,089	29,249
Total equity	4,410,630	4,335,466
Total liabilities and equity	$20,120,634	$20,155,896

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31
	2013	2012
REVENUES:
Net premiums written	$1,376,966	$1,203,526
Change in net unearned premiums	(144,847)	(103,875)
Net premiums earned	1,232,119	1,099,651
Net investment income	135,929	157,619
Insurance service fees	26,736	23,877
Net investment gains	19,969	43,477
Change in valuation allowance, net of other-than-temporary impairments	—	4,014
Revenues from wholly-owned investees	91,735	49,675
Other income	281	392
Total revenues	1,506,769	1,378,705
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	744,679	679,472
Other operating costs and expenses	481,604	431,779
Expenses from wholly-owned investees	89,152	51,330
Interest expense	31,111	28,821
Total operating costs and expenses	1,346,546	1,191,402
Income before income taxes	160,223	187,303
Income tax expense	(43,625)	(52,071)
Net income before noncontrolling interests	116,598	135,232
Noncontrolling interests	17	86
Net income to common stockholders	$116,615	$135,318

NET INCOME PER SHARE:
Basic	$0.86	$0.98
Diluted	0.83	0.94

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	March 31
	2013	2012
Net income before noncontrolling interests	$116,598	$135,232
Other comprehensive income (loss):
Change in unrealized translation adjustments	(46,623)	15,583
Change in unrealized investment gains (losses), net of taxes	7,810	22,024
Change in net pension asset, net of taxes	1,814	824
Other comprehensive income (loss)	(36,999)	38,431
Comprehensive income	79,599	173,663
Comprehensive (income) loss to the noncontrolling interest	(23)	63
Comprehensive income to common stockholders	$79,576	$173,726

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	March 31
	2013	2012
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$945,166	$941,109
Stock options exercised and restricted stock units issued, net of tax	(233)	(10,139)
Restricted stock units expensed	4,993	7,447
End of period	$949,926	$938,417
RETAINED EARNINGS:
Beginning of period	$4,817,807	$4,491,162
Net income to common stockholders	116,615	135,318
Dividends	(12,244)	(11,041)
End of period	$4,922,178	$4,615,439
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains:
Beginning of period	$517,658	$430,419
Unrealized gains on securities not other-than-temporarily impaired	7,047	20,868
Unrealized gains on other-than-temporarily impaired securities	723	1,133
End of period	525,428	452,420
Currency translation adjustments:
Beginning of period	(36,676)	(61,239)
Net change in period	(46,623)	15,583
End of period	(83,299)	(45,656)
Net pension asset:
Beginning of period	(15,351)	(14,329)
Net change in period	1,814	824
End of period	(13,537)	(13,505)
Total accumulated other comprehensive income	$428,592	$393,259
TREASURY STOCK:
Beginning of period	$(1,969,411)	$(1,880,790)
Stock exercised/vested	232	20,099
Stock repurchased	—	(6,532)
End of period	$(1,969,179)	$(1,867,223)
NONCONTROLLING INTERESTS:
Beginning of period	$29,249	$7,526
Contributions	2,817	1,076
Net income	(17)	(86)
Other comprehensive income, net of tax	40	23
End of period	$32,089	$8,539
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$116,615	$135,318
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(19,969)	(47,491)
Depreciation and amortization	20,910	22,212
Noncontrolling interests	(17)	(86)
Investment funds	(10,934)	(27,624)
Stock incentive plans	4,989	7,447
Change in:
Arbitrage trading account	4,485	(2,946)
Premiums and fees receivable	(76,268)	(97,077)
Reinsurance accounts	(34,039)	(16,857)
Deferred policy acquisition costs	(23,608)	(11,483)
Income taxes	22,471	48,160
Reserves for losses and loss expenses	84,569	47,443
Unearned premiums	174,229	115,434
Other	(148,321)	(98,688)
Net cash from operating activities	115,112	73,762
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	463,388	295,134
Proceeds from sale of equity securities	38,248	32,575
Distributions from (contributions to) investment funds	(22,072)	24,744
Proceeds from maturities and prepayments of fixed maturity securities	667,711	408,647
Purchase of fixed maturity securities	(896,378)	(872,588)
Purchase of equity securities	(35,486)	(68,652)
Real estate purchased	(10,301)	(5,611)
Change in loans receivable	(53,405)	(93,934)
Net additions to real estate, furniture and equipment	(13,042)	(15,055)
Change in balances due to security brokers	43,325	16,146
Payment for business purchased, net of cash acquired	(38,556)	—
Net cash from (used in) investing activities	143,432	(278,594)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(206,280)	(1,684)
Net proceeds from issuance of debt	—	354,315
Net proceeds from stock options exercised	—	3,428
Other, net	7,638	10,446
Net cash from (used in) financing activities	(198,642)	366,505
Net impact on cash due to change in foreign exchange rates	(20,080)	8,992
Net change in cash and cash equivalents	39,822	170,665
Cash and cash equivalents at beginning of year	905,670	911,742
Cash and cash equivalents at end of period	$945,492	$1,082,407
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Reclassifications have been made in the 2012 financial statements as originally reported to conform to the presentation of the 2013 financial statements.
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

(In thousands)	For the Three Months Ended
	March 31,
	2013	2012
Basic	136,025	137,814
Diluted	141,223	143,411

(3) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02 relating to disclosures about items reclassified out of accumulated other comprehensive income. The Company’s adoption of the updated guidance effective January 1, 2013 resulted in a change in the disclosures for accumulated other comprehensive income in the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.
All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Acquisitions

In 2012, the Company acquired a 49% interest in a worldwide supplier of after-market original equipment manufacturer (OEM) parts, systems and custom logistic support services for military aircraft operations for $43 million. In January 2013, the Company acquired the remaining 51% of this business for $43 million. The estimated useful lives of the intangible assets acquired range from 2 years to 15 years, with approximately $3 million having an indefinite life.

The following table summarizes the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	Acquired in 2013

Cash and cash equivalents	$3,911
Real estate, furniture and equipment	898
Goodwill	19,664
Intangible assets	44,800
Other assets	60,661
Total assets acquired	129,934
Debt	(27,612)
Other liabilities assumed	(17,076)
Net assets acquired	$85,246

(5) Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) (AOCI) as of and for the three months ended March 31, 2013:

	Unrealized Investment gains		Currency translation adjustments	Net pension asset		Accumulated other comprehensive income (loss)
(In thousands)
Changes in AOCI
Beginning of period	$517,658		$(36,676)	$(15,351)		$465,631
Other comprehensive income (loss) before reclassifications	20,989		(46,623)	—		(25,634)
Amounts reclassified from AOCI	(13,179)		—	1,814		(11,365)
Other comprehensive income (loss)	7,810		(46,623)	1,814		(36,999)
Unrealized investment gain related to non-controlling interest	(40)		—	—		(40)
Ending balance	$525,428		$(83,299)	$(13,537)		$428,592
Amounts reclassified from AOCI
Pre-tax	$(20,075)	(1)	$—	$2,792	(3)	$(17,283)
Tax effect	6,896	(2)	—	(978)	(2)	5,918
After-tax amounts reclassified	$(13,179)		$—	$1,814		$(11,365)
Other comprehensive income (loss)
Pre-tax	$12,015		$(46,623)	$2,792		$(31,816)
Tax effect	(4,205)		—	(978)		(5,183)
Other comprehensive income (loss)	$7,810		$(46,623)	$1,814		$(36,999)
_______________
(1) Net investment gains in the consolidated statements of operations.
(2) Income tax expense in the consolidated statements of operations.
(3) Other operating costs and expenses in the consolidated statements of operations.

(6) Statements of Cash Flow
Interest payments were $53,691,000 and $45,358,000 and income taxes paid were $23,850,000 and $3,249,000 in the three months ended March 31, 2013 and 2012, respectively.

(7) Investments in Fixed Maturity Securities
At March 31, 2013 and December 31, 2012, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2013
Held to maturity:
State and municipal	$66,125	$17,675	$—	$83,800	$66,125
Residential mortgage-backed	31,181	4,977	—	36,158	31,181
Corporate	4,997	555	—	5,552	4,997
Total held to maturity	102,303	23,207	—	125,510	102,303
Available for sale:
U.S. government and government agency	807,341	68,429	(58)	875,712	875,712
State and municipal	4,110,714	308,121	(9,219)	4,409,616	4,409,616
Mortgage-backed securities:
Residential (1)	1,293,875	48,550	(6,878)	1,335,547	1,335,547
Commercial	203,260	6,504	(398)	209,366	209,366
Corporate	3,370,627	210,832	(10,380)	3,571,079	3,571,079
Foreign	1,065,472	96,381	(359)	1,161,494	1,161,494
Total available for sale	10,851,289	738,817	(27,292)	11,562,814	11,562,814
Total investments in fixed maturity securities	$10,953,592	$762,024	$(27,292)	$11,688,324	$11,665,117
December 31, 2012
Held to maturity:
State and municipal	$65,190	$18,529	$—	$83,719	$65,190
Residential mortgage-backed	32,764	5,286	—	38,050	32,764
Corporate	4,997	605	—	5,602	4,997
Total held to maturity	102,951	24,420	—	127,371	102,951
Available for sale:
U.S. government and government agency	827,591	72,532	(1,660)	898,463	898,463
State and municipal	4,449,238	328,974	(9,693)	4,768,519	4,768,519
Mortgage-backed securities:
Residential (1)	1,395,739	53,846	(7,456)	1,442,129	1,442,129
Commercial	268,671	5,641	(744)	273,568	273,568
Corporate	3,144,480	214,322	(12,083)	3,346,719	3,346,719
Foreign	1,029,284	83,347	(1,024)	1,111,607	1,111,607
Total available for sale	11,115,003	758,662	(32,660)	11,841,005	11,841,005
Total investments in fixed maturity securities	$11,217,954	$783,082	$(32,660)	$11,968,376	$11,943,956
___________

(1)
Gross unrealized losses for residential mortgage-backed securities include $1,925,000 and $3,037,000 as of March 31, 2013 and December 31, 2012, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$798,683	$826,292
Due after one year through five years	3,482,465	3,673,747
Due after five years through ten years	2,536,987	2,806,448
Due after ten years	2,607,141	2,800,766
Mortgage-backed securities	1,528,316	1,581,071
Total	$10,953,592	$11,688,324
At March 31, 2013, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(8) Investments in Equity Securities
At March 31, 2013 and December 31, 2012, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2013
Common stocks	$224,378	$71,995	$(1,342)	$295,031	$295,031
Preferred stocks	82,600	23,340	(1,585)	104,355	104,355
Total	$306,978	$95,335	$(2,927)	$399,386	$399,386
December 31, 2012
Common stocks	$222,671	$60,102	$(707)	$282,066	$282,066
Preferred stocks	85,504	10,103	(1,651)	93,956	93,956
Total	$308,175	$70,205	$(2,358)	$376,022	$376,022

(9) Arbitrage Trading Account
At March 31, 2013 and December 31, 2012, the fair value and carrying value of the arbitrage trading account were $701 million and $329 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended
	March 31,
(In thousands)	2013	2012
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$117,836	$119,288
Investment funds	10,934	27,623
Arbitrage trading account	3,783	6,481
Equity securities available for sale	2,247	3,150
Real estate	3,141	2,176
Gross investment income	137,941	158,718
Investment expense	(2,012)	(1,099)
Net investment income	$135,929	$157,619

(11) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Losses) from Investment Funds
	March 31	December 31,	For the Three Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Real estate	$379,006	$373,259	$(2,001)	$8,655
Energy	147,383	146,325	9,466	17,938
Arbitrage	63,462	63,920	(458)	1,770
Other	203,752	226,185	3,927	(740)
Total	$793,603	$809,689	$10,934	$27,623

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying value as of
	March 31,	December 31,
(In thousands)	2013	2012
Properties in operation	$264,755	$282,899
Properties under development	324,022	323,836
Total	$588,777	$606,735

Properties in operation represent an office building in London and a long-term ground lease in Washington D.C. These properties are net of accumulated depreciation and amortization of $11,397,000 and $10,354,000, as of March 31, 2013 and December 31, 2012, respectively. Related depreciation expense was $1,757,000 and $2,105,000 for the three months ended March 31, 2013 and 2012, respectively. Future minimum rental income expected on operating leases relating to real estate held for investment is $1,099,000 in 2013, $1,504,000 in 2014, $1,549,000 in 2015, $1,596,000 in 2016, $1,644,000 in 2017 and $329,013,000 thereafter.

Properties under development represent an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	March 31, 2013	December 31, 2012
Loans receivable	$456,533	$401,961

Valuation allowance:
Specific	$3,500	$3,000
General	2,682	2,620
Total	$6,182	$5,620

Impaired loans:
With a specific valuation allowance	$3,003	$1,775
Without a valuation allowance	30,000	31,023
Unpaid principal balance	36,003	35,872

	For the Three Months Ended March 31,
	2013	2012
Increase (decrease) in valuation allowance	$62	$(6,896)
Loans receivable charged off	463	85

Loans receivable in non-accrual status were $3 million at both March 31, 2013 and December 31, 2012. If these loans had been current, additional interest income of $0.7 million and $0.2 million would have been recognized in accordance with their original terms for the three months ended March 31, 2013 and 2012, respectively.
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
The Company's six largest loans receivable, which have an aggregate amortized cost of $243 million and an aggregate fair value of $250 million at March 31, 2013, are secured by commercial real estate located primarily in New York City, California, Hawaii and Chicago. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025.
The Company utilizes an internal risk rating system to assign a risk to each of its commercial loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower's financial condition and performance with respect to loan terms, the Company's position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, one loan with an aggregate cost basis of $30 million was considered to be impaired at March 31, 2013. A determination was made as to the amount of loss in the event of a default and whether the loss is probable. The results of the determination were considered in connection with the valuation allowance noted above.

(14) Realized and Unrealized Investment Gains

 Realized and unrealized investment gains and losses are as follows:

	For the Three Months Ended March 31,
(In thousands)	2013	2012
Realized investment gains and losses:
Fixed maturity securities:
Gains	$10,996	$14,955
Losses	(5,966)	(543)
Equity securities available for sale	15,245	26,238
Investment funds	194	1,310
Other	(500)	1,517
Total	19,969	43,477

Change in valuation allowance, net other-than-temporary impairments:
Decrease in valuation allowance	—	6,998
Other-than-temporary impairments	—	(2,984)
Total	—	4,014

Net investment gains	19,969	47,491
Income tax expense	(6,989)	(16,409)
Total after-tax investment gains and losses	$12,980	$31,082

Change in unrealized investment gains and losses:
Fixed maturity securities	$(15,589)	$19,422
Previously impaired fixed maturity securities	1,112	1,743
Equity securities available for sale	24,561	11,595
Investment funds	(3,268)	1,677
Total change in unrealized investment gains and losses	6,816	34,437
Income tax benefit (expense)	994	(12,413)
Noncontrolling interests	(40)	(23)
Total after-tax unrealized gains and losses	$7,770	$22,001

(15) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at March 31, 2013 and December 31, 2012 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013
U.S. government and agency	$24,203	$58	$—	$—	$24,203	$58
State and municipal	133,592	1,830	100,664	7,389	234,256	9,219
Mortgage-backed securities	451,452	4,235	44,419	3,041	495,871	7,276
Corporate	348,050	2,425	66,309	7,955	414,359	10,380
Foreign	91,803	309	3,221	50	95,024	359
Fixed maturity securities	1,049,100	8,857	214,613	18,435	1,263,713	27,292
Common stocks	31,119	1,342	—	—	31,119	1,342
Preferred stocks	386	235	24,324	1,350	24,710	1,585
Equity securities	31,505	1,577	24,324	1,350	55,829	2,927
Total	$1,080,605	$10,434	$238,937	$19,785	$1,319,542	$30,219

December 31, 2012
U.S. government and agency	$69,551	$1,660	$—	$—	$69,551	$1,660
State and municipal	152,694	1,639	135,967	8,054	288,661	9,693
Mortgage-backed securities	484,731	3,629	58,292	4,571	543,023	8,200
Corporate	371,781	2,964	70,537	9,119	442,318	12,083
Foreign	95,623	996	11,210	28	106,833	1,024
Fixed maturity securities	1,174,380	10,888	276,006	21,772	1,450,386	32,660
Common stocks	46,725	707	—	—	46,725	707
Preferred stocks	—	—	39,812	1,651	39,812	1,651
Equity securities	46,725	707	39,812	1,651	86,537	2,358
Total	$1,221,105	$11,595	$315,818	$23,423	$1,536,923	$35,018
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2013 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value		Gross Unrealized Loss
Unrealized loss greater than $5 million:	—	$—	—	$—
Unrealized loss less than $5 million:
Mortgage-backed securities	12	54,367		2,925
Corporate	9	28,242		3,172
State and municipal	2	24,654		1,264
Foreign	1	11,513		7
Total	24	$118,776		$7,368

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the three months ended March 31, 2013 and 2012, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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
Preferred Stocks – At March 31, 2013, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $25 million and a gross unrealized loss of $2 million. One of those preferred stocks with a gross unrealized loss of $0.2 million was rated non-investment grade. Based upon management’s view of the underlying value of these securities, the Company does not consider either of these preferred stocks to be OTTI.
Common Stocks – At March 31, 2013, the Company owned two common stocks in an unrealized loss position with an aggregate fair value of $31 million and an aggregate unrealized loss of $1 million. The Company does not consider these common stocks to be OTTI.

(16) Fair Value Measurements
The Company’s fixed maturity and equity securities available for sale and its arbitrage trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available.
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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of March 31, 2013 and December 31, 2012 by Level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$875,712	$—	$875,712	$—
State and municipal	4,409,616	—	4,409,616	—
Mortgage-backed securities	1,544,913	—	1,544,913	—
Corporate	3,571,079	—	3,515,310	55,769
Foreign	1,161,494	—	1,161,494	—
Total fixed maturity securities available for sale	11,562,814	—	11,507,045	55,769
Equity securities:
Common stocks	295,031	293,793	—	1,238
Preferred stocks	104,355	—	103,969	386
Total equity securities	399,386	293,793	103,969	1,624
Arbitrage trading account	701,223	236,670	463,456	1,097
Total	$12,663,423	$530,463	$12,074,470	$58,490
Liabilities:
Securities sold but not yet purchased	$79,965	$70,580	$9,383	$2
December 31, 2012
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$898,463	$—	$898,463	$—
State and municipal	4,768,519	—	4,768,519	—
Mortgage-backed securities	1,715,697	—	1,715,697	—
Corporate	3,346,719	—	3,287,654	59,065
Foreign	1,111,607	—	1,111,607	—
Total fixed maturity securities available for sale	11,841,005	—	11,781,940	59,065
Equity securities:
Common stocks	282,066	280,658	—	1,408
Preferred stocks	93,956	—	93,335	621
Total equity securities	376,022	280,658	93,335	2,029
Arbitrage trading account	329,077	233,603	94,546	928
Total	$12,546,104	$514,261	$11,969,821	$62,022
Liabilities:
Securities sold but not yet purchased	$121,487	$114,909	$6,558	$20
There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2013 or during the year ended December 31, 2012.

The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2013 and for the year ended December 31, 2012:

		Gains (Losses) Included in
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income		Purchases		(Sales)	Maturities	Transfer in	Ending Balance
Three months ended March 31, 2013:
Assets:
Fixed maturities available for sale:
Corporate	$59,065	$(15)	$144		$14,297		$(14,255)	$(3,467)	$—	$55,769
Total	59,065	(15)	144		14,297		(14,255)	(3,467)	—	55,769
Equity securities available for sale:
Common stocks	1,408	—	—		—		(170)	—	—	1,238
Preferred stocks	621	—	(235)		—		—	—	—	386
Total	2,029	—	(235)		—		(170)	—	—	1,624
Arbitrage trading account	928	169	—	—	—	—	—	—	—	1,097
Total	$62,022	$154	$(91)		$14,297		$(14,425)	$(3,467)	$—	$58,490
Liabilities:
Securities sold but not yet purchased	$20	$(18)	$—		$—		$—	$—	$—	$2

For the year ended December 31, 2012:
Assets:
Fixed maturities available for sale:
Corporate	$67,828	$(1,497)	$9,622		$283		$—	$(17,171)	$—	$59,065
Total	67,828	(1,497)	9,622		283		—	(17,171)	—	59,065
Equity securities available for sale:
Common stocks	1,559	—	—		—		(151)	—	—	1,408
Preferred stocks	12,303	1,126	(1,737)		—		(11,071)	—	—	621
Total	13,862	1,126	(1,737)		—		(11,222)	—	—	2,029
Arbitrage trading account	851	(3,534)	3,570		—		(52)	—	93	928
Total	$82,541	$(3,905)	$11,455		$283		$(11,274)	$(17,171)	$93	$62,022

Liabilities:
Securities sold but not yet purchased	$21	$(1)	$—		$—		$—	$—	$—	$20
There were no significant transfers in or out of Level 3 during the three months ended March 31, 2013 or during the year ended December 31, 2012.

(17) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended
	March 31,
(In thousands)	2013	2012
Written premiums:
Direct	$1,400,412	$1,201,019
Assumed	231,209	200,507
Ceded	(254,655)	(198,000)
Total net premiums written	$1,376,966	$1,203,526

Earned premiums:
Direct	$1,240,562	$1,103,956
Assumed	214,016	179,518
Ceded	(222,459)	(183,823)
Total net premiums earned	$1,232,119	$1,099,651

Ceded losses incurred	$110,551	$85,277
The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $2 million as of March 31, 2013 and December 31, 2012.

(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,665,117	$11,688,324	$11,943,956	$11,968,376
Equity securities available for sale	399,386	399,386	376,022	376,022
Arbitrage trading account	701,223	701,223	329,077	329,077
Loans receivable	456,533	462,779	401,961	406,443
Cash and cash equivalents	945,492	945,492	905,670	905,670
Trading account receivables from brokers and clearing organizations	28,720	28,720	446,873	446,873
Due from broker	—	—	14,449	14,449
Liabilities:
Trading account securities sold but not yet purchased	79,965	79,965	121,487	121,487
Due to broker	31,300	31,300	—	—
Junior subordinated debentures	243,258	254,800	243,206	252,000
Senior notes and other debt	1,693,279	1,961,361	1,871,535	2,190,173
The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques that rely on fair value measurements as described in Note 16 above. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes and other debt and the junior subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $5 million and $7 million for the three months ended March 31, 2013 and 2012, respectively. Grants of RSUs are made periodically, generally every other year. A summary of RSUs issued in the three months ended March 31, 2013 and 2012 follows:

($ in thousands)	Units	Fair Value
Three months ended March 31:
2013	36,450	$1,515
2012	35,000	$1,218
(20) Business Segments
The Company’s financial results are presented for the following reportable business segments:

•	Insurance-Domestic - commercial insurance business, including excess and surplus lines and admitted lines, throughout the United States;

•	Insurance-International - insurance business primarily in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, and Australia; and

•	Reinsurance-Global - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Europe, Australia, and the Asia-Pacific Region.
During the first quarter of 2013, the Company changed the aggregation of its business segments. All domestic insurance operating companies, previously included in the Specialty, Regional and Alternative Markets segments, were aggregated into the Insurance-Domestic segment; all reinsurance operating companies were aggregated into the Reinsurance-Global segment; and all international insurance companies were aggregated into the Insurance-International segment. The segment disclosures for prior periods have been revised to be consistent with the new reportable business segment presentation. The segment disclosures for the years ended December 31, 2012, 2011 and 2010, and as of December 31, 2012 and 2011, have also been included herein, revised for the new reportable business segment presentation.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate.

Summary financial information about the Company's business segments is presented in the following tables.

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
Three months ended March 31, 2013:
Insurance-Domestic	$884,378	$97,797	$26,736	$1,008,911	$141,350	$99,408
Insurance-International	171,119	12,061	—	183,180	22,382	15,477
Reinsurance-Global	176,622	22,499	—	199,121	37,941	26,394
Corporate and eliminations (1)	—	3,572	92,016	95,588	(61,419)	(37,644)
Net investment gains	—	—	19,969	19,969	19,969	12,980
Total	$1,232,119	$135,929	$138,721	$1,506,769	$160,223	$116,615
Three months ended March 31, 2012:
Insurance-Domestic	$810,069	$112,086	$23,877	$946,032	$147,735	$105,880
Insurance-International	143,885	10,331	—	154,216	15,699	11,112
Reinsurance-Global	145,697	28,687	—	174,384	31,638	23,086
Corporate and eliminations (1)	—	6,515	50,067	56,582	(55,260)	(35,842)
Net investment gains	—	—	47,491	47,491	47,491	31,082
Total	$1,099,651	$157,619	$121,435	$1,378,705	$187,303	$135,318
Twelve months ended December 31, 2012:
Insurance-Domestic	$3,417,022	$424,787	$103,133	$3,944,942	$578,500	$412,514
Insurance-International	631,841	45,796	—	677,637	51,639	37,499
Reinsurance-Global	624,653	106,932	—	731,585	103,690	76,584
Corporate and eliminations (1)	—	9,248	249,677	258,925	(242,366)	(152,807)
Net investment gains	—	—	210,465	210,465	210,465	136,802
Total	$4,673,516	$586,763	$563,275	$5,823,554	$701,928	$510,592
Twelve months ended December 31, 2011:
Insurance-Domestic	$3,121,281	$372,053	$92,847	$3,586,181	$467,126	$344,521
Insurance-International	508,509	36,958	—	545,467	36,912	28,054
Reinsurance-Global	531,077	97,795	—	628,872	85,271	66,174
Corporate and eliminations (1)	—	19,545	250,438	269,983	(201,704)	(129,185)
Net investment gains	—	—	125,481	125,481	125,481	81,647
Total	$4,160,867	$526,351	$468,766	$5,155,984	$513,086	$391,211
Twelve months ended December 31, 2010:
Insurance-Domestic	$2,963,486	$385,783	$85,417	$3,434,686	$589,138	$425,337
Insurance-International	378,693	29,011	—	407,704	15,172	13,050
Reinsurance-Global	493,403	106,862	—	600,265	134,996	99,492
Corporate and eliminations (1)	—	8,869	215,964	224,833	(196,977)	(128,348)
Net investment gains	—	—	56,581	56,581	56,581	36,874
Total	$3,835,582	$530,525	$357,962	$4,724,069	$598,910	$446,405

Identifiable assets by segment are as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012	December 31, 2011
Insurance-Domestic	$14,023,370	$14,661,476	$13,126,472
Insurance-International	1,690,937	1,605,448	1,341,907
Reinsurance-Global	3,420,508	3,337,937	3,168,528
Corporate and eliminations	985,819	615,118	766,966
Total	$20,120,634	$20,155,896	$18,403,873
___________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

	For the Three Months Ended
	March 31,
(In thousands)	2013	2012
Insurance-Domestic
Other liability	$295,588	$273,564
Workers’ compensation	229,011	189,544
Short-tail lines (1)	178,749	173,902
Commercial automobile	116,122	110,367
Products liability	64,908	62,692
Total	884,378	810,069

Insurance-International
Other liability	15,218	15,534
Workers’ compensation	22,889	18,618
Short-tail lines (1)	72,123	52,478
Commercial automobile	34,639	30,668
Products liability	26,250	26,587
Total	171,119	143,885

Reinsurance-Global
Casualty	121,327	105,089
Property	55,295	40,608
Total	176,622	145,697

Total	$1,232,119	$1,099,651
_____________________
(1) Short-tail lines includes commercial multi-peril (non-liability), inland and ocean marine, accident and health, fidelity and surety, boiler and machinery and other lines.

(21) Subsequent Event

On May 2, 2013, the Company issued $350 million aggregate principal amount of 5.625% Subordinated Debentures due 2053. Net proceeds from this offering will be used for the repayment of $250 million principal amount of the Company's 6.750% Subordinated Debentures due 2045 on May 26, 2013, which were called for redemption on April 26, 2013; the remainder will be used for general corporate purposes.

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2013 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information is not and should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments; effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of any legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Act of 2002, as amended; the ability of our reinsurers to pay reinsurance recoverables owed to us; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk relating to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain key personnel and qualified employees; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2013 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in three business segments: Insurance-Domestic, Insurance-International and Reinsurance-Global. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance and enterprise risk management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
An important part of our strategy is to form new operating units to capitalize on various business opportunities, with 24 of our 49 units formed since 2006. These newer units are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Scandinavia, Australia, the Asia-Pacific region and South America. As a result, our international operations have become an increasingly important part of our business.
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
Beginning in 2005, the property casualty insurance market became more competitive and insurance rates decreased across most business lines. Increased competition and the impact of the economic downturn also put pressure on policy terms and conditions. While prices have increased since the beginning of 2011, loss costs are also increasing and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. With its investments in new businesses, the Company believes it is well-positioned to take advantage of new opportunities. Price changes are reflected in the Company’s results over time as premiums are earned.
The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets, which are derived from its own capital and cash flow from its insurance business, are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities. Returns available on fixed maturity investments are at historically low levels. The Company's investment income has been negatively impacted by the low fixed maturity investment returns, and will be further impacted if investment returns remain at this level.
The Company also invests in equity securities, merger arbitrage, private equity investments, investment funds, loans receivable and real estate. The Company's investments in investment funds have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.

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
Our net reserves for losses and loss expenses of approximately $8.5 billion as of March 31, 2013 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be significantly higher or lower than the amounts reflected above.
Approximately $1.6 billion, or 19%, of the Company’s net loss reserves as of March 31, 2013 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2013 and December 31, 2012:

(In thousands)	March 31	December 31,
	2013	2012
Insurance-Domestic	$6,345,559	$6,297,773
Insurance-International	536,502	540,769
Reinsurance-Global	1,584,633	1,573,309
Net reserves for losses and loss expenses	8,466,694	8,411,851
Ceded reserves for losses and loss expenses	1,343,149	1,339,235
Gross reserves for losses and loss expenses	$9,809,843	$9,751,086
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2013 and December 31, 2012:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2013
Other liability	$931,703	$1,845,104	$2,776,807
Workers’ compensation	1,449,415	1,126,527	2,575,942
Short-tail lines	239,397	209,432	448,829
Commercial automobile	277,563	197,905	475,468
Products liability	280,900	324,115	605,015
Total primary	3,178,978	3,703,083	6,882,061
Reinsurance	647,161	937,472	1,584,633
Total	$3,826,139	$4,640,555	$8,466,694
December 31, 2012
Other liability	$922,568	$1,863,465	$2,786,033
Workers’ compensation	1,427,599	1,114,340	2,541,939
Short-tail lines	240,411	205,272	445,683
Commercial automobile	275,322	204,900	480,222
Products liability	271,854	312,811	584,665
Total primary	3,137,754	3,700,788	6,838,542
Reinsurance	626,962	946,347	1,573,309
Total	$3,764,716	$4,647,135	$8,411,851
Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $858 million and $867 million as of March 31, 2013 and December 31, 2012, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Three Months Ended
	March 31
(In thousands)	2013	2012
Favorable reserve development:
Insurance-Domestic	$4,180	$14,070
Insurance-International	3,307	2,562
Reinsurance-Global	16,059	8,542
Total favorable reserve development	$23,546	$25,174

For the three months ended March 31, 2013, estimates for claims occurring in prior years decreased by $24 million. The favorable reserve development in 2013 was primarily attributable to accident years 2010 and 2012, and was partially offset by unfavorable reserve development for accident year 2011. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.

Insurance - Domestic - Favorable reserve development in 2013 related primarily to our excess and surplus lines casualty business and our regional companies, although occurring at a lower rate than in 2012. In 2013, we also continued to see favorable reserve development in our excess medical malpractice and excess professional liability lines of business. This favorable reserve development was partially offset by unfavorable development in our primary professional liability and aviation lines of business.

Insurance - International - Reserve development in 2013 was primarily related to property business in the 2012 accident year.

Reinsurance-Global - The favorable development in 2013 was primarily related to the Company's minority participation in a Lloyd's syndicate. The favorable development was concentrated in underwriting years 2010 through 2012 and resulted from lower than expected reported losses.
The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate of 2.2%. As of March 31, 2013, the aggregate blended discount rates ranged from 2.1% to 6.5%, with a weighted average discount rate of 4.4%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $858 million and $867 million as of March 31, 2013 and December 31, 2012, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $56 million and $73 million at March 31, 2013 and December 31, 2012, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of March 31, 2013:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	181	$1,261,456	$26,020
Unrealized loss of 20% or greater of amortized cost:
Twelve months and longer	6	2,257	1,272
Total	187	$1,263,713	$27,292
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2013 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss greater than $5 million	—	$—	$—
Unrealized loss less than $5 million
Mortgage-backed securities	12	54,367	2,925
Corporate	9	28,242	3,172
State and municipal	2	24,654	1,264
Foreign	1	11,513	7
Total	24	$118,776	$7,368

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

Preferred Stocks – At March 31, 2013, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $25 million and a gross unrealized loss of $2 million. One of those preferred stocks with a gross unrealized loss of $0.2 million was rated non-investment grade. Based upon management's view of the underlying value of these securities, the Company does not consider either of these preferred stocks to be OTTI.
Common Stocks – At March 31, 2013, the Company owned two common stocks in an unrealized loss position with an aggregate fair value of $31 million and an aggregate unrealized loss of $1 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $6 million at both March 31, 2013 and December 31, 2012.
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

The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2013:

(Dollars in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,564,047	91.3%
Syndicate manager	91,244	0.8%
Directly by the Company based on:
Observable data	851,754	7.4%
Cash flow model	55,769	0.5%
Total	$11,562,814	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2013, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2013 and 2012. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. See the further discussion of the change to our business segments in Note 20 to the interim consolidated financial statements.

(Dollars in thousands)	2013	2012
Insurance-Domestic:
Gross premiums written	$1,179,722	$1,038,434
Net premiums written	986,180	882,943
Net premiums earned	884,378	810,069
Loss ratio	62.4%	62.9%
Expense ratio	33.1%	33.2%
GAAP combined ratio	95.5%	96.1%
Insurance-International:
Gross premiums written	$251,575	$200,504
Net premiums written	205,135	167,994
Net premiums earned	171,119	143,885
Loss ratio	55.8%	57.3%
Expense ratio	38.0%	40.3%
GAAP combined ratio	93.8%	97.6%
Reinsurance-Global:
Gross premiums written	$200,324	$162,588
Net premiums written	185,651	152,589
Net premiums earned	176,622	145,697
Loss ratio	55.0%	60.2%
Expense ratio	36.3%	37.6%
GAAP combined ratio	91.3%	97.8%
Consolidated:
Gross premiums written	$1,631,621	$1,401,526
Net premiums written	1,376,966	1,203,526
Net premiums earned	1,232,119	1,099,651
Loss ratio	60.4%	61.8%
Expense ratio	34.3%	34.7%
GAAP combined ratio	94.7%	96.5%

Net Income to Common Stockholders. The following table presents the Company's net income to common stockholders and net income per diluted share for the three months ended March 31, 2013 and 2012:

(In thousands, except per share data)	2013	2012
Net income to common stockholders	$116,615	$135,318
Weighted average diluted shares	141,223	143,411
Net income per diluted share	$0.83	$0.94
The Company reported net income of $117 million in 2013 compared to $135 million in 2012. The decrease in net income was primarily due to decreases in after-tax net investment gains of $18 million and in after-tax net investment income of $15 million, partially offset by an increase in after-tax underwriting income of $17 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012.

Premiums. Gross premiums written were $1,632 million in 2013, an increase of 16% from $1,402 million in 2012. The growth was due to a combination of rate increases and increased exposures, including expansion into new geographic and product markets. Approximately 76.4% of policies expiring in 2013 were renewed, compared with a 77.5% renewal retention rate for policies expiring in 2012. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2013 increased 7.3%. Audit premiums were $31 million in 2013 compared with $22 million in 2012.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in 2012. Cumulatively, our average rates have increased 15% since the end of 2010. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. A summary of gross premiums written in 2013 compared with 2012 by line of business within each business segment follows:

•
Insurance-Domestic premiums increased 14% to $1,180 million in 2013 from $1,038 million in 2012. Gross premiums increased $67 million (22%) for workers' compensation, $40 million (12%) for other liability, $18 million (8%) for short-tail lines, $13 million (19%) for professional liability and $3 million (2%) for commercial automobile.

•
Insurance-International gross premiums increased 25% to $252 million in 2013 from $201 million in 2012. Gross premiums increased $43 million (43%) for short-tail lines, $4 million (22%) for workers' compensation, $2 million (8%) for professional liability, $1 million (5%) for other liability and $1 million (3%) for commercial automobile.

•
Reinsurance-Global gross premiums increased 23% to $200 million in 2013 from $163 million in 2012. Gross premiums increased $18 million (36%) for property business and $19 million (18%) for casualty business.

Net premiums written were $1,377 million in 2013, an increase of 14% from $1,204 million in 2012. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2013 and 14% in 2012. The increase in the percentage of business ceded was due to expanded reinsurance protection for certain lines of business and to disproportionately higher growth by companies that purchase more reinsurance protection.
Premiums earned increased 12% to $1,232 million in 2013 from $1,100 million in 2012. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect to recognize recent rate increases over the upcoming quarters. Premiums earned in 2013 are related to business written during both 2013 and 2012.

Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2013 and 2012:

($ in thousands)	Amount		Average Annualized Yield
	2013	2012	2013	2012
Fixed maturity securities, including cash and cash equivalents and loans receivable	$117,836	$119,288	3.7%	3.8%
Arbitrage trading account	3,783	6,481	3.7	8.5
Investment funds	10,934	27,623	5.7	17.8
Equity securities available for sale	2,247	3,150	2.9	3.5
Real estate	3,141	2,176	2.1	2.5
Gross investment income	137,941	158,718	3.7%	4.5%
Investment expenses	(2,012)	(1,099)
Total	$135,929	$157,619	3.7%	4.5%
Net investment income decreased 14% to $136 million in 2013 from $158 million in 2012. The decrease in investment income was primarily due to an decrease in income from energy and real estate funds (investment funds are reported on a one quarter lag). The average annualized yield for fixed maturity securities declined from 3.8% to 3.7% due to lower long-term reinvestment yields available in the market. Average invested assets, at cost (including cash and cash equivalents) were $14.8 billion in 2013 and $14.2 billion in 2012.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $27 million in 2013, up from $24 million in 2012, primarily as a result of an increase in fees from assigned risk plans.

Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $20 million in 2013 compared with $43 million in 2012.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. In 2012, the valuation allowance for mortgage loans decreased by $7 million. There were no other-than-temporary impairments in 2013 compared with $3 million in 2012.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $92 million in 2013 from $50 million in 2012, primarily as a result of the acquisition of an aircraft equipment supplier in January 2013.
Losses and Loss Expenses. Losses and loss expenses increased to $745 million in 2013 from $679 million in 2012. The consolidated loss ratio was 60.4% in 2013, down from 61.8% in 2012. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $5 million in 2013 compared with $4 million in 2012. Favorable prior year reserve development was $24 million in 2013 compared with $25 million in 2012, a difference of 0.4 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.8 points to 61.9% in 2013 from 63.7% in 2012. A summary of loss ratios in 2013 compared with 2012 by business segment follows:

•
Insurance-Domestic - The loss ratio of 62.4% in 2013 was 0.5 points lower than the loss ratio of 62.9% in 2012. Catastrophe losses were $4 million in 2013, the same as in 2012. Favorable prior year reserve development was $4 million in 2013 compared with $14 million in 2012, a difference of 1.2 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.6 points to 62.5% in 2013 from 64.1% in 2012.

•
Insurance-International - The loss ratio of 55.8% in 2013 was 1.5 points lower than the loss ratio of 57.3% in 2012. Favorable prior year reserve development was $4 million in 2013 compared with $3 million in 2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.5 points to 57.6% in 2013 from 59.1% in 2012 due to favorable pricing and loss cost trends.

•
Reinsurance-Global - The loss ratio of 55.0% in 2013 was 5.2 points lower than the loss ratio of 60.2% in 2012. There were $1 million in catastrophe losses in 2013 compared with none in 2012, an increase of 0.6 loss ratio points. Favorable prior year reserve development was $16 million in 2013 and $8 million in 2012, a difference of 3.3 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.5 points to 63.5% in 2013 from 66.0% in 2012 due to lower property losses.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2013	2012
Underwriting expenses	$422,213	$382,023
Service expenses	22,305	19,592
Net foreign currency losses (gains)	1,947	(1,434)
Other costs and expenses	35,139	31,598
Total	$481,604	$431,779
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 11% compared with an increase in net premiums written of 14%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.3% in 2013 and 34.7% in 2012, reflecting the increase in earned premium.
Service expenses, which represent the costs associated with the fee-based businesses, increased 14% to $22 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Net foreign currency losses (gains) result from transactions denominated in a currency other than the operating unit’s functional currency.

Other costs and expenses were $35 million in 2013 compared with $32 million in 2012. Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees increased to $89 million in 2013 from $51 million in 2012 primarily due to an acquisition in January 2013.
Interest Expense. Interest expense was $31 million in 2013 compared with $29 million in 2012. The Company issued $350 million of 4.625% senior notes in March 2012 and repaid $200 million of 5.875% senior notes that matured in February 2013. As described below, in May 2013, the Company issued $350 aggregate principal amount of 5.625% Subordinated Debentures due 2053, the proceeds of which will be used in part to redeem the Company's 6.750% Subordinated Debentures due 2045.
Income Taxes. The effective income tax rate was 27% in 2013 compared to 28% in 2012. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a slightly higher portion of the 2013 pre-tax income and as such had a more impact on the effective tax rate for 2013 compared with 2012.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $104 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $9 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.3 years at March 31, 2013 and 3.4 years at December 31, 2012. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2013 were as follows:

(Dollars in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$875,712	6.0%
State and municipal:
Special revenue	2,018,194	13.8%
Pre-refunded (1)	853,418	5.8%
State general obligation	859,481	5.9%
Local general obligation	374,158	2.6%
Corporate backed	370,490	2.5%
Total state and municipal	4,475,741	30.6%
Mortgage-backed securities:
Agency	1,057,039	7.2%
Residential-Prime	209,938	1.4%
Residential-Alt A	99,751	0.7%
Commercial	209,366	1.4%
Total mortgage-backed securities	1,576,094	10.8%
Corporate:
Industrial	1,548,214	10.6%
Financial	859,566	5.9%
Asset-backed	822,825	5.6%
Utilities	219,618	1.5%
Other	125,853	0.9%
Total corporate	3,576,076	24.5%
Foreign government and foreign government agencies	1,161,494	8.0%
Total fixed maturity securities	11,665,117	79.9%
Equity securities
Common stocks	295,031	2.0%
Preferred stocks	104,355	0.7%
Total equity securities	399,386	2.7%

Investment funds	793,603	5.4%
Real estate	588,777	4.0%
Arbitrage trading account	701,223	4.8%
Loans receivable	456,533	3.1%
Total investments	$14,604,639	100.0%

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
At March 31, 2013, investments in foreign fixed maturity securities were as follows:

(Dollars in thousands)	Government	Corporate	Total
Australia	$243,737	$139,062	$382,799
Canada	136,247	49,419	185,666
United Kingdom	111,644	58,200	169,844
Argentina	133,466	29,511	162,977
Germany	72,055	—	72,055
Norway	64,936		64,936
Brazil	49,550	—	49,550
Supranational (1)	38,672	—	38,672
Netherlands	—	13,057	13,057
Switzerland	—	11,279	11,279
Singapore	6,840	—	6,840
Uruguay	3,400	—	3,400
New Zealand	419	—	419
Total	$860,966	$300,528	$1,161,494
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter-American Development Bank.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At March 31, 2013, the carrying value of investment funds was $794 million, including investments in real estate funds of $379 million and investments in energy funds of $147 million.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2013, real estate consists of an office building in operation, three office buildings under development and a long-term ground lease.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $457 million and an aggregate fair value of $463 million at March 31, 2013. Amortized cost of these loans is net of a valuation allowance of $6 million as of March 31, 2013. The six largest loans have an aggregate amortized cost of $243 million and an aggregate fair value of $250 million as of such date and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The loans are secured by commercial real estate located primarily in New York City, California, Hawaii and Chicago.

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.3 years at March 31, 2013 and 3.4 years at December 31, 2012. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $115 million in 2013 from $74 million in 2012 due primarily to an increase in cash flow from underwriting activities, partially offset by higher tax payments. The increase in cash flow from underwriting activities primarily reflects a reduction in the paid loss ratio (paid losses as a percent of earned premiums) to 54% in 2013 from 59% in 2012.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 81% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2013. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At March 31, 2013, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $1,937 million and a face amount of $1,956 million. The maturities of the outstanding debt are $4 million in 2013, $33 million in 2014, $238 million in 2015, $4 million in 2016, $450 million in 2019, $300 million in 2020, $426 million in 2022, $1 million in 2023, $250 million in 2037 and $250 million in 2045.
In March 2012, the Company issued $350 million of 4.625% senior notes due 2022. In February 2013, the Company repaid $200 million of 5.875% senior notes at maturity. In May 2013, the Company issued $350 million aggregate principal amount of 5.625% Subordinated Debentures due 2053. Net proceeds from this offering will be used to pay $250 million principal amount of the Company's 6.750% Subordinated Debentures on May 26, 2013, which were called for redemption on April 26, 2013; the remainder will be used for general corporate purposes.
Equity. At March 31, 2013, total common stockholders’ equity was $4.4 billion, common shares outstanding were 136,028,287 and stockholders’ equity per outstanding share was $32.19.
Total Capital. Total capitalization (equity, debt and junior subordinated debentures) was $6.3 billion at March 31, 2013. The percentage of the Company’s capital attributable to debt and junior subordinated debentures was 31% at March 31, 2013 and 33% at December 31, 2012.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No shares were repurchased by the Company during the three months ended March 31, 2013. The maximum number of shares that may be repurchased under the Company's outstanding repurchase plan is 9,068,093.

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

W. R. BERKLEY CORPORATION
Date:	May 6, 2013	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	May 6, 2013	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer