Form 10-Q
period 2013-06-30
BERKLEY W R CORP
filed 2013-08-06
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of July 31, 2013: 135,317,930

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$11,635,178	$11,943,956
Equity securities	434,841	376,022
Arbitrage trading account	680,713	329,077
Investment funds	858,394	809,689
Loans receivable	359,177	401,961
Real estate	589,936	606,735
Total investments	14,558,239	14,467,440
Cash and cash equivalents	658,839	905,670
Premiums and fees receivable	1,582,395	1,440,752
Due from reinsurers	1,477,381	1,450,348
Accrued investment income	126,122	127,230
Prepaid reinsurance premiums	382,570	316,309
Deferred policy acquisition costs	433,274	404,047
Real estate, furniture and equipment	291,831	267,227
Federal and foreign income taxes - current and deferred	67,666	—
Goodwill	112,741	87,865
Trading account receivables from brokers and clearing organizations	144,150	446,873
Other assets	376,334	242,135
Total assets	$20,211,542	$20,155,896

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$9,921,072	$9,751,086
Unearned premiums	2,721,228	2,474,847
Due to reinsurers	337,370	316,388
Trading account securities sold but not yet purchased	171,990	121,487
Federal and foreign income taxes - current and deferred	—	82,801
Other liabilities	758,627	959,080
Junior subordinated debentures	339,614	243,206
Senior notes and other debt	1,695,986	1,871,535
Total liabilities	15,945,887	15,820,430
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 135,308,430 and 136,017,732 shares, respectively	47,024	47,024
Additional paid-in capital	956,084	945,166
Retained earnings	5,024,565	4,817,807
Accumulated other comprehensive income	210,225	465,631
Treasury stock, at cost, 99,809,488 and 99,100,186 shares, respectively	(1,999,294)	(1,969,411)
Total stockholders’ equity	4,238,604	4,306,217
Noncontrolling interests	27,051	29,249
Total equity	4,265,655	4,335,466
Total liabilities and equity	$20,211,542	$20,155,896

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Net premiums written	$1,341,898	$1,190,991	$2,718,864	$2,394,517
Change in net unearned premiums	(59,383)	(43,634)	(204,230)	(147,509)
Net premiums earned	1,282,515	1,147,357	2,514,634	2,247,008
Net investment income	143,737	161,250	279,666	318,869
Insurance service fees	27,652	27,036	54,388	50,913
Net investment gains	33,058	24,286	53,027	67,763
Change in valuation allowance, net of other-than-temporary impairments	—	—	—	4,014
Revenues from wholly-owned investees	83,775	55,434	175,510	105,109
Other income	225	384	506	776
Total revenues	1,570,962	1,415,747	3,077,731	2,794,452
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	805,470	731,202	1,550,149	1,410,674
Other operating costs and expenses	494,286	448,758	975,890	880,537
Expenses from wholly-owned investees	81,293	54,931	170,445	106,261
Interest expense	31,207	32,417	62,318	61,238
Total operating costs and expenses	1,412,256	1,267,308	2,758,802	2,458,710
Income before income taxes	158,706	148,439	318,929	335,742
Income tax expense	(43,579)	(39,535)	(87,204)	(91,606)
Net income before noncontrolling interests	115,127	108,904	231,725	244,136
Noncontrolling interests	830	(66)	847	20
Net income to common stockholders	$115,957	$108,838	$232,572	$244,156

NET INCOME PER SHARE:
Basic	$0.85	$0.79	$1.71	$1.77
Diluted	$0.82	$0.76	$1.65	$1.70

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income before noncontrolling interests	$115,127	$108,904	$231,725	$244,136
Other comprehensive income (loss):
Change in unrealized translation adjustments	(23,156)	(17,257)	(69,779)	(1,674)
Change in unrealized investment gains (losses), net of taxes	(197,060)	39,535	(189,250)	61,559
Change in net pension asset, net of taxes	1,814	823	3,628	1,647
Other comprehensive income (loss)	(218,402)	23,101	(255,401)	61,532
Comprehensive income (loss)	(103,275)	132,005	(23,676)	305,668
Comprehensive (income) loss to the noncontrolling interest	865	(71)	842	(8)
Comprehensive income (loss) to common stockholders	$(102,410)	$131,934	$(22,834)	$305,660

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Six Months Ended
	June 30,
	2013	2012
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$945,166	$941,109
Stock options exercised and restricted stock units issued, net of tax	(311)	(12,092)
Restricted stock units expensed	10,694	14,792
Stock issued to directors	535	454
End of period	$956,084	$944,263
RETAINED EARNINGS:
Beginning of period	$4,817,807	$4,491,162
Net income to common stockholders	232,572	244,156
Dividends	(25,814)	(23,482)
End of period	$5,024,565	$4,711,836
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains:
Beginning of period	$517,658	$430,419
Unrealized gains (losses) on securities not other-than-temporarily impaired	(189,594)	60,275
Unrealized gains on other-than-temporarily impaired securities	339	1,256
End of period	328,403	491,950
Currency translation adjustments:
Beginning of period	(36,676)	(61,239)
Net change in period	(69,779)	(1,674)
End of period	(106,455)	(62,913)
Net pension asset:
Beginning of period	(15,351)	(14,329)
Net change in period	3,628	1,647
End of period	(11,723)	(12,682)
Total accumulated other comprehensive income	$210,225	$416,355
TREASURY STOCK:
Beginning of period	$(1,969,411)	$(1,880,790)
Stock exercised/vested	882	23,393
Stock repurchased	(31,362)	(54,878)
Stock issued to directors	597	581
End of period	$(1,999,294)	$(1,911,694)
NONCONTROLLING INTERESTS:
Beginning of period	$29,249	$7,526
Contributions (distributions)	(1,356)	1,524
Net income	(847)	(20)
Other comprehensive income, net of tax	5	28
End of period	$27,051	$9,058
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended
	June 30,
	2013	2012
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$232,572	$244,156
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(53,027)	(71,777)
Depreciation and amortization	50,617	47,147
Noncontrolling interests	(847)	(20)
Investment funds	(33,057)	(63,243)
Stock incentive plans	12,395	15,827
Change in:
Arbitrage trading account	1,590	(1,535)
Premiums and fees receivable	(162,853)	(139,183)
Reinsurance accounts	(67,447)	(46,182)
Deferred policy acquisition costs	(34,039)	(21,637)
Income taxes	(46,642)	20,963
Reserves for losses and loss expenses	221,525	151,975
Unearned premiums	269,931	188,902
Other	(76,786)	(12,982)
Net cash from operating activities	313,932	312,411
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	555,694	370,902
Proceeds from sale of equity securities	66,969	70,274
Distributions from (contributions to) investment funds	(60,000)	23,090
Proceeds from maturities and prepayments of fixed maturity securities	1,561,236	922,961
Purchase of fixed maturity securities	(2,214,201)	(1,658,418)
Purchase of equity securities	(111,540)	(184,751)
Real estate purchased	(13,390)	(15,475)
Change in loans receivable	(46,854)	(61,886)
Net additions to real estate, furniture and equipment	(43,446)	(20,376)
Change in balances due to (from) security brokers	(6,167)	38,700
Cash distributed in connection with business disposition	(21,408)
Payment for business purchased, net of cash acquired	(38,556)	—
Net cash from (used in) investing activities	(371,663)	(514,979)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(486,297)	—
Net proceeds from issuance of debt	371,923	364,044
Net proceeds from stock options exercised	51	4,776
Cash dividends to common stockholders	(12,243)	(11,042)
Purchase of common treasury shares	(31,362)	(48,346)
Other, net	7,273	19,500
Net cash from (used in) financing activities	(150,655)	328,932
Net impact on cash due to change in foreign exchange rates	(38,445)	(25,886)
Net change in cash and cash equivalents	(246,831)	100,478
Cash and cash equivalents at beginning of year	905,670	911,742
Cash and cash equivalents at end of period	$658,839	$1,012,220
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

(In thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic	135,894	138,181	135,959	137,997
Diluted	141,274	143,528	141,257	143,506

(3) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02 relating to disclosures about items reclassified out of accumulated other comprehensive income ("AOCI"). The Company’s adoption of the updated guidance effective January 1, 2013 resulted in a change in the disclosures for AOCI in the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.
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

The following table summarizes the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	Acquired in 2013

Cash and cash equivalents	$3,911
Real estate, furniture and equipment	898
Goodwill	19,664
Intangible assets	44,800
Other assets	60,661
Total assets acquired	129,934
Debt	(27,612)
Other liabilities assumed	(17,076)
Net assets acquired	$85,246

(5) Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) (AOCI):

	Unrealized Investment Gains		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
As of and for the six months ended June 30, 2013:
(In thousands)
Changes in AOCI
Beginning of period	$517,658		$(36,676)	$(15,351)		$465,631
Other comprehensive income (loss) before reclassifications	(161,945)		(69,779)	—		(231,724)
Amounts reclassified from AOCI	(27,305)		—	3,628		(23,677)
Other comprehensive income (loss)	(189,250)		(69,779)	3,628		(255,401)
Unrealized investment gain related to non-controlling interest	(5)		—	—		(5)
End of period	$328,403		$(106,455)	$(11,723)		$210,225
Amounts reclassified from AOCI
Pre-tax	$(42,008)	(1)	$—	$5,582	(2)	$(36,426)
Tax effect (3)	14,703		—	(1,954)		12,749
After-tax amounts reclassified	$(27,305)		$—	$3,628		$(23,677)
Other comprehensive income (loss)
Pre-tax	$(291,154)		$(69,779)	$5,582		$(355,351)
Tax effect	101,904		—	(1,954)		99,950
Other comprehensive income (loss)	$(189,250)		$(69,779)	$3,628		$(255,401)

As of and for the three months ended June 30, 2013:
Changes in AOCI
Beginning of period	$525,428		$(83,299)	$(13,537)		$428,592
Other comprehensive income (loss) before reclassifications	(182,934)		(23,156)	—		(206,090)
Amounts reclassified from AOCI	(14,126)		—	1,814		(12,312)
Other comprehensive income (loss)	(197,060)		(23,156)	1,814		(218,402)
Unrealized investment gain related to non-controlling interest	35			—		35
End of period	$328,403		$(106,455)	$(11,723)		$210,225
Amounts reclassified from AOCI
Pre-tax	$(21,933)		$—	$2,790		$(19,143)
Tax effect (3)	7,807		—	(976)		6,831
After-tax amounts reclassified	$(14,126)		$—	$1,814		$(12,312)
Other comprehensive income (loss)
Pre-tax	$(303,169)		$(23,156)	$2,790		$(323,535)
Tax effect	106,109		—	(976)		105,133
Other comprehensive income (loss)	$(197,060)		$(23,156)	$1,814		$(218,402)

(1) Net investment gains in the consolidated statements of operations.
(2) Other operating costs and expenses in the consolidated statements of operations.
(3) Income tax expense in the consolidated statements of operations.

(6) Statements of Cash Flow
Interest payments were $65,365,000 and $55,616,000 and income taxes paid were $137,618,000 and $68,118,000 in the six months ended June 30, 2013 and 2012, respectively.

(7) Investments in Fixed Maturity Securities
At June 30, 2013 and December 31, 2012, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2013
Held to maturity:
State and municipal	$67,092	$12,680	$—	$79,772	$67,092
Residential mortgage-backed	29,661	4,010	—	33,671	29,661
Corporate	4,997	514	—	5,511	4,997
Total held to maturity	101,750	17,204	—	118,954	101,750
Available for sale:
U.S. government and government agency	799,530	46,703	(2,131)	844,102	844,102
State and municipal	3,961,116	203,398	(17,262)	4,147,252	4,147,252
Mortgage-backed securities:
Residential (1)	1,361,874	35,711	(18,885)	1,378,700	1,378,700
Commercial	177,325	4,915	(1,187)	181,053	181,053
Corporate	3,749,727	134,148	(23,013)	3,860,862	3,860,862
Foreign	1,050,712	77,600	(6,853)	1,121,459	1,121,459
Total available for sale	11,100,284	502,475	(69,331)	11,533,428	11,533,428
Total investments in fixed maturity securities	$11,202,034	$519,679	$(69,331)	$11,652,382	$11,635,178
December 31, 2012
Held to maturity:
State and municipal	$65,190	$18,529	$—	$83,719	$65,190
Residential mortgage-backed	32,764	5,286	—	38,050	32,764
Corporate	4,997	605	—	5,602	4,997
Total held to maturity	102,951	24,420	—	127,371	102,951
Available for sale:
U.S. government and government agency	827,591	72,532	(1,660)	898,463	898,463
State and municipal	4,449,238	328,974	(9,693)	4,768,519	4,768,519
Mortgage-backed securities:
Residential (1)	1,395,739	53,846	(7,456)	1,442,129	1,442,129
Commercial	268,671	5,641	(744)	273,568	273,568
Corporate	3,144,480	214,322	(12,083)	3,346,719	3,346,719
Foreign	1,029,284	83,347	(1,024)	1,111,607	1,111,607
Total available for sale	11,115,003	758,662	(32,660)	11,841,005	11,841,005
Total investments in fixed maturity securities	$11,217,954	$783,082	$(32,660)	$11,968,376	$11,943,956
___________

(1)
Gross unrealized losses for residential mortgage-backed securities include $2,515,000 and $3,037,000 as of June 30, 2013 and December 31, 2012, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$900,989	$925,233
Due after one year through five years	3,555,283	3,697,764
Due after five years through ten years	2,686,863	2,853,103
Due after ten years	2,490,039	2,582,858
Mortgage-backed securities	1,568,860	1,593,424
Total	$11,202,034	$11,652,382
At June 30, 2013, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(8) Investments in Equity Securities
At June 30, 2013 and December 31, 2012, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2013
Common stocks	$275,719	$60,277	$(5,360)	$330,636	$330,636
Preferred stocks	82,905	25,684	(4,384)	104,205	104,205
Total	$358,624	$85,961	$(9,744)	$434,841	$434,841
December 31, 2012
Common stocks	$222,671	$60,102	$(707)	$282,066	$282,066
Preferred stocks	85,504	10,103	(1,651)	93,956	93,956
Total	$308,175	$70,205	$(2,358)	$376,022	$376,022

(9) Arbitrage Trading Account
At June 30, 2013 and December 31, 2012, the carrying value of the arbitrage trading account was $681 million and $329 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$111,203	$119,835	$229,039	$239,123
Investment funds	22,576	35,619	33,510	63,242
Arbitrage trading account	4,990	60	8,773	6,541
Equity securities available for sale	3,634	3,829	5,881	6,979
Real estate	3,116	3,348	6,257	5,524
Gross investment income	145,519	162,691	283,460	321,409
Investment expense	(1,782)	(1,441)	(3,794)	(2,540)
Net investment income	$143,737	$161,250	$279,666	$318,869

(11) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Losses) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Real estate	$381,855	$373,259	$1,260	$11,290
Energy	146,966	146,325	25,199	49,780
Arbitrage	65,651	63,920	1,731	(662)
Other	263,922	226,185	5,320	2,834
Total	$858,394	$809,689	$33,510	$63,242

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2013	2012
Properties in operation	$265,884	$282,899
Properties under development	324,052	323,836
Total	$589,936	$606,735

The primary properties in operation are an office building in London and a long-term ground lease in Washington D.C. These properties are net of accumulated depreciation and amortization of $13,027,000 and $10,354,000, as of June 30, 2013 and December 31, 2012, respectively. Related depreciation expense was $3,420,000 and $3,781,000 for the six months ended June 30, 2013 and 2012, respectively. Future minimum rental income expected on operating leases relating to real estate held for investment is $737,000 in 2013, $1,504,000 in 2014, $1,549,000 in 2015, $1,596,000 in 2016, $1,644,000 in 2017 and $329,013,000 thereafter.

The properties under development are an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Loans receivable	$359,177	$401,961

Valuation allowance:
Specific	$—	$3,000
General	1,844	2,620
Total	$1,844	$5,620

Impaired loans:
With a specific valuation allowance	$—	$1,775
Without a valuation allowance	30,000	31,023
Unpaid principal balance	30,000	35,872

For the six months ended June 30:	2013	2012
Increase in valuation allowance	$65	$6,773
Loans receivable charged off	—	85
For the three months ended June 30:
Increase (decrease) in valuation allowance	(30)	123
Loans receivable charged off	—	—
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
The Company's six largest loans receivable, which have an aggregate amortized cost of $244 million and an aggregate fair value of $247 million at June 30, 2013, are secured by commercial real estate located primarily in New York City, California, Hawaii and Chicago. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025.
The Company utilizes an internal risk rating system to assign a risk to each of its commercial loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower's financial condition and performance with respect to loan terms, the Company's position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, one loan with an aggregate cost basis of $30 million was considered to be impaired at June 30, 2013. A determination was made as to the amount of loss in the event of a default and whether the loss is probable. The results of the determination were considered in connection with the valuation allowance noted above.

(14) Realized and Unrealized Investment Gains and Losses

 Realized and unrealized investment gains and losses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Realized investment gains and losses:
Fixed maturity securities:
Gains	$9,147	$5,652	$20,143	$20,607
Losses	(5,500)	(1,763)	(11,466)	(2,306)
Equity securities available for sale	18,086	18,188	33,331	44,426
Investment funds	10,843	2,191	11,037	3,501
Other	482	18	(18)	1,535
Total	33,058	24,286	53,027	67,763

Change in valuation allowance, net other-than-temporary impairments:
Decrease in valuation allowance	—	—	—	6,998
Other-than-temporary impairments	—	—	—	(2,984)
Total	—	—	—	4,014

Net investment gains	33,058	24,286	53,027	71,777
Income tax expense	(11,570)	(8,436)	(18,559)	(24,845)
Total after-tax investment gains	$21,488	$15,850	$34,468	$46,932

Change in unrealized investment gains and losses:
Fixed maturity securities	$(277,791)	$71,138	$(293,380)	$90,560
Previously impaired fixed maturity securities	(590)	190	522	1,933
Equity securities available for sale	(16,191)	(8,518)	8,370	3,077
Investment funds	(5,906)	(2,651)	(9,174)	(974)
Total change in unrealized investment gains and losses	(300,478)	60,159	(293,662)	94,596
Income tax benefit (expense)	103,418	(20,624)	104,412	(33,037)
Noncontrolling interests	35	(5)	(5)	(28)
Total after-tax unrealized gains and losses	$(197,025)	$39,530	$(189,255)	$61,531

(15) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at June 30, 2013 and December 31, 2012 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013
U.S. government and agency	$109,891	$2,131	$—	$—	$109,891	$2,131
State and municipal	528,045	14,077	67,266	3,185	595,311	17,262
Mortgage-backed securities	612,369	16,308	54,843	3,764	667,212	20,072
Corporate	1,166,097	13,102	67,142	9,911	1,233,239	23,013
Foreign	249,199	6,853	—	—	249,199	6,853
Fixed maturity securities	2,665,601	52,471	189,251	16,860	2,854,852	69,331
Common stocks	77,610	5,360	—	—	77,610	5,360
Preferred stocks	17,702	346	21,636	4,038	39,338	4,384
Equity securities	95,312	5,706	21,636	4,038	116,948	9,744
Total	$2,760,913	$58,177	$210,887	$20,898	$2,971,800	$79,075

December 31, 2012
U.S. government and agency	$69,551	$1,660	$—	$—	$69,551	$1,660
State and municipal	152,694	1,639	135,967	8,054	288,661	9,693
Mortgage-backed securities	484,731	3,629	58,292	4,571	543,023	8,200
Corporate	371,781	2,964	70,537	9,119	442,318	12,083
Foreign	95,623	996	11,210	28	106,833	1,024
Fixed maturity securities	1,174,380	10,888	276,006	21,772	1,450,386	32,660
Common stocks	46,725	707	—	—	46,725	707
Preferred stocks	—	—	39,812	1,651	39,812	1,651
Equity securities	46,725	707	39,812	1,651	86,537	2,358
Total	$1,221,105	$11,595	$315,818	$23,423	$1,536,923	$35,018
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2013 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	18	$106,405	$5,246
Corporate	9	26,685	4,067
State and municipal	2	18,361	47
Foreign	2	19,337	240
Total	31	$170,788	$9,600

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the six months ended June 30, 2013 and 2012, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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

Preferred Stocks – At June 30, 2013, there were three preferred stocks in an unrealized loss position, with an aggregate fair value of $39 million and a gross unrealized loss of $4 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At June 30, 2013, the Company owned six common stocks in an unrealized loss position with an aggregate fair value of $78 million and an aggregate unrealized loss of $5 million. The Company does not consider these common stocks to be OTTI.

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
Because many fixed maturity securities do not trade on a daily basis, the Company utilizes pricing models and processes, which may include benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Market inputs used to evaluate securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Quoted prices are often unavailable for recently issued securities, securities that are infrequently traded or securities that are only traded in private transactions. For publicly traded securities for which quoted prices are unavailable, the Company determines fair value based on independent broker quotations and other observable market data. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial projections, credit quality and business developments of the issuer and other relevant information.

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of June 30, 2013 and December 31, 2012 by Level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$844,102	$—	$844,102	$—
State and municipal	4,147,252	—	4,147,252	—
Mortgage-backed securities	1,559,753	—	1,559,753	—
Corporate	3,860,862	—	3,809,941	50,921
Foreign	1,121,459	—	1,121,459	—
Total fixed maturity securities available for sale	11,533,428	—	11,482,507	50,921
Equity securities:
Common stocks	330,636	329,398	—	1,238
Preferred stocks	104,205	—	100,428	3,777
Total equity securities	434,841	329,398	100,428	5,015
Arbitrage trading account	680,713	179,841	500,789	83
Total	$12,648,982	$509,239	$12,083,724	$56,019
Liabilities:
Securities sold but not yet purchased	$171,990	$117,636	$54,354	$—
December 31, 2012
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$898,463	$—	$898,463	$—
State and municipal	4,768,519	—	4,768,519	—
Mortgage-backed securities	1,715,697	—	1,715,697	—
Corporate	3,346,719	—	3,287,654	59,065
Foreign	1,111,607	—	1,111,607	—
Total fixed maturity securities available for sale	11,841,005	—	11,781,940	59,065
Equity securities:
Common stocks	282,066	280,658	—	1,408
Preferred stocks	93,956	—	93,335	621
Total equity securities	376,022	280,658	93,335	2,029
Arbitrage trading account	329,077	233,603	94,546	928
Total	$12,546,104	$514,261	$11,969,821	$62,022
Liabilities:
Securities sold but not yet purchased	$121,487	$114,909	$6,558	$20
There were no significant transfers between Levels 1 and 2 during the six months ended June 30, 2013 or during the year ended December 31, 2012.

The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2013 and for the year ended December 31, 2012:

		Gains (Losses) Included in
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	(Sales)	Maturities	Transfer in	Ending Balance
Six months ended June 30, 2013:
Assets:
Fixed maturities available for sale:
Corporate	$59,065	$(64)	$(867)	$84	$(2,577)	$(4,720)	$—	$50,921
Total	59,065	(64)	(867)	84	(2,577)	(4,720)	—	50,921
Equity securities available for sale:
Common stocks	1,408	—	—	—	(170)	—	—	1,238
Preferred stocks	621	(274)	—	3,430	—	—	—	3,777
Total	2,029	(274)	—	3,430	(170)	—	—	5,015
Arbitrage trading account	928	(815)	—	824	(854)	—	—	83
Total	$62,022	$(1,153)	$(867)	$4,338	$(3,601)	$(4,720)	$—	$56,019
Liabilities:
Securities sold but not yet purchased	$20	$(4)	$—	$4	$(20)	$—	$—	$—

Year ended December 31, 2012:
Assets:
Fixed maturities available for sale:
Corporate	$67,828	$(1,497)	$9,622	$283	$—	$(17,171)	$—	$59,065
Total	67,828	(1,497)	9,622	283	—	(17,171)	—	59,065
Equity securities available for sale:
Common stocks	1,559	—	—	—	(151)	—	—	1,408
Preferred stocks	12,303	1,126	(1,737)	—	(11,071)	—	—	621
Total	13,862	1,126	(1,737)	—	(11,222)	—	—	2,029
Arbitrage trading account	851	(3,534)	3,570	—	(52)	—	93	928
Total	$82,541	$(3,905)	$11,455	$283	$(11,274)	$(17,171)	$93	$62,022

Liabilities:
Securities sold but not yet purchased	$21	$(1)	$—	$—	$—	$—	$—	$20
There were no significant transfers in or out of Level 3 during the six months ended June 30, 2013 or during the year ended December 31, 2012.

(17) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Written premiums:
Direct	$1,405,183	$1,249,576	$2,805,595	$2,450,595
Assumed	212,753	181,344	443,962	381,851
Ceded	(276,038)	(239,929)	(530,693)	(437,929)
Total net premiums written	$1,341,898	$1,190,991	$2,718,864	$2,394,517

Earned premiums:
Direct	$1,301,702	$1,163,162	$2,542,264	$2,267,118
Assumed	217,517	186,762	431,533	366,280
Ceded	(236,704)	(202,567)	(459,163)	(386,390)
Total net premiums earned	$1,282,515	$1,147,357	$2,514,634	$2,247,008

Ceded losses incurred	$142,360	$109,142	$252,911	$194,419
The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $2 million as of June 30, 2013 and December 31, 2012.

(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,635,178	$11,652,382	$11,943,956	$11,968,376
Equity securities available for sale	434,841	434,841	376,022	376,022
Arbitrage trading account	680,713	680,713	329,077	329,077
Loans receivable	359,177	363,942	401,961	406,443
Cash and cash equivalents	658,839	658,839	905,670	905,670
Trading account receivables from brokers and clearing organizations	144,150	144,150	446,873	446,873
Due from broker	8,901	8,901	14,449	14,449
Liabilities:
Trading account securities sold but not yet purchased	171,990	171,990	121,487	121,487
Junior subordinated debentures	339,614	327,040	243,206	252,000
Senior notes and other debt	1,695,986	1,889,098	1,871,535	2,190,173
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

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $11 million and $15 million for the six months ended June 30, 2013 and 2012, respectively. Grants of RSUs are made periodically, generally every other year. A summary of RSUs issued in the six months ended June 30, 2013 and 2012 follows:

($ in thousands)	Units	Fair Value
Six months ended June 30:
2013	55,150	$2,312
2012	99,050	$3,633

(20) Business Segments
The Company’s financial results are presented for the following reportable business segments:

•	Insurance-Domestic - commercial insurance business, including excess and surplus lines and admitted lines, throughout the United States;

•	Insurance-International - insurance business primarily in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, and Australia; and

•	Reinsurance-Global - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Europe, Australia, and the Asia-Pacific Region.
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

Summary financial information about the Company's business segments is presented in the following tables.

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
Three months ended June 30, 2013:
Insurance-Domestic	$925,997	$107,562	$27,652	$1,061,211	$152,334	$106,478
Insurance-International	180,192	13,171	—	193,363	12,583	9,092
Reinsurance-Global	176,326	23,036	—	199,362	24,752	17,681
Corporate and eliminations (1)	—	(32)	84,000	83,968	(64,021)	(38,782)
Net investment gains	—	—	33,058	33,058	33,058	21,488
Total	$1,282,515	$143,737	$144,710	$1,570,962	$158,706	$115,957
Three months ended June 30, 2012:
Insurance-Domestic	$846,734	$120,656	$27,036	$994,426	$144,640	$103,435
Insurance-International	154,501	11,194	—	165,695	13,782	9,833
Reinsurance-Global	146,122	28,451	—	174,573	27,454	20,055
Corporate and eliminations (1)	—	949	55,818	56,767	(61,723)	(40,335)
Net investment gains	—	—	24,286	24,286	24,286	15,850
Total	$1,147,357	$161,250	$107,140	$1,415,747	$148,439	$108,838
Six months ended June 30, 2013:
Insurance-Domestic	$1,810,375	$205,359	$54,388	$2,070,122	$293,684	$205,886
Insurance-International	351,311	25,232	—	376,543	34,965	24,569
Reinsurance-Global	352,948	45,535	—	398,483	62,693	44,075
Corporate and eliminations (1)	—	3,540	176,016	179,556	(125,440)	(76,426)
Net investment gains	—	—	53,027	53,027	53,027	34,468
Total	$2,514,634	$279,666	$283,431	$3,077,731	$318,929	$232,572
Six months ended June 30, 2012:
Insurance-Domestic	$1,656,803	$232,742	$50,913	$1,940,458	$292,375	$209,315
Insurance-International	298,386	21,525	—	319,911	29,481	20,945
Reinsurance-Global	291,819	57,138	—	348,957	59,092	43,141
Corporate and eliminations (1)	—	7,464	105,885	113,349	(116,983)	(76,177)
Net investment gains	—	—	71,777	71,777	71,777	46,932
Total	$2,247,008	$318,869	$228,575	$2,794,452	$335,742	$244,156
___________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable assets by segment are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Insurance-Domestic	$14,849,126	$14,661,476
Insurance-International	1,449,188	1,541,365
Reinsurance-Global	2,965,565	3,337,937
Corporate and eliminations	947,663	615,118
Total	$20,211,542	$20,155,896

Net premiums earned by major line of business are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Insurance-Domestic
Other liability	$307,444	$257,781	$603,032	$531,345
Workers’ compensation	241,191	224,562	470,202	414,106
Short-tail lines (1)	192,938	189,390	371,687	363,292
Commercial automobile	119,900	112,532	236,022	222,899
Products liability	64,524	62,469	129,432	125,161
Total	925,997	846,734	1,810,375	1,656,803

Insurance-International
Other liability	15,070	17,745	30,288	33,279
Workers’ compensation	21,746	19,898	44,635	38,516
Short-tail lines (1)	84,301	63,831	156,424	116,309
Commercial automobile	32,392	29,606	67,031	60,274
Products liability	26,683	23,421	52,933	50,008
Total	180,192	154,501	351,311	298,386

Reinsurance-Global
Casualty	122,117	103,274	243,444	208,363
Property	54,209	42,848	109,504	83,456
Total	176,326	146,122	352,948	291,819

Total	$1,282,515	$1,147,357	$2,514,634	$2,247,008
_____________________
(1) Short-tail lines includes commercial multi-peril (non-liability), inland and ocean marine, accident and health, fidelity and surety, boiler and machinery and other lines.

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2013 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information is not and should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments; effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of any legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Act of 2002, as amended ("TRIA"), and the potential expiration of TRIA; the ability of our reinsurers to pay reinsurance recoverables owed to us; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk relating to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain key personnel and qualified employees; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2013 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

In April 2013, a federal savings association that was 83% indirectly owned by the Company sold substantially all of its assets, and the Company deregistered as a savings and loan holding company.

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
Our net reserves for losses and loss expenses of approximately $8.5 billion as of June 30, 2013 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be significantly higher or lower than the amounts reflected above.
Approximately $1.6 billion, or 18.6%, of the Company’s net loss reserves as of June 30, 2013 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2013 and December 31, 2012:

(In thousands)	June 30,	December 31,
	2013	2012
Insurance-Domestic	$6,408,972	$6,297,773
Insurance-International	536,821	540,769
Reinsurance-Global	1,591,449	1,573,309
Net reserves for losses and loss expenses	8,537,242	8,411,851
Ceded reserves for losses and loss expenses	1,383,830	1,339,235
Gross reserves for losses and loss expenses	$9,921,072	$9,751,086
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2013 and December 31, 2012:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2013
Other liability	$921,019	$1,846,058	$2,767,077
Workers’ compensation	1,464,543	1,143,743	2,608,286
Professional liability	299,348	323,602	622,950
Commercial automobile	269,163	202,436	471,599
Short-tail lines	235,770	240,111	475,881
Total primary	3,189,843	3,755,950	6,945,793
Reinsurance	647,585	943,864	1,591,449
Total	$3,837,428	$4,699,814	$8,537,242
December 31, 2012
Other liability	$922,568	$1,863,465	$2,786,033
Workers’ compensation	1,427,599	1,114,340	2,541,939
Professional liability	271,854	312,811	584,665
Commercial automobile	275,322	204,900	480,222
Short-tail lines	240,411	205,272	445,683
Total primary	3,137,754	3,700,788	6,838,542
Reinsurance	626,962	946,347	1,573,309
Total	$3,764,716	$4,647,135	$8,411,851
Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $851 million and $867 million as of June 30, 2013 and December 31, 2012, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Six Months Ended
	June 30,
(In thousands)	2013	2012
Favorable (unfavorable) reserve development:
Insurance-Domestic	$27,511	$34,883
Insurance-International	(1,796)	2,566
Reinsurance-Global	16,300	17,312
Total favorable reserve development	$42,015	$54,761

For the six months ended June 30, 2013, estimates for claims occurring in prior years decreased by $42 million. The favorable reserve development in 2013 was primarily attributable to accident years 2006 through 2012, and was partially offset by unfavorable reserve development for accident years prior to 2006. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.

For Insurance-Domestic business, favorable reserve development in 2013 related primarily to excess and surplus lines casualty business, regional casualty business and excess professional liability business, including medical malpractice. This favorable reserve development was concentrated in accident years 2006 through 2010. The favorable reserve development was partially offset by unfavorable development in primary professional liability, including directors and officers liability, and aviation business.

For Insurance-International business, favorable reserve development in 2013 was primarily related to our minority participation in a Lloyd's syndicate that writes a broad range of mainly short-tail classes of business.

For Reinsurance-Global business, favorable reserve development in 2013 was primarily related to our minority participation in a Lloyd's syndicate that writes a broad range of mainly short-tail classes of business. This favorable development was concentrated in accident years 2011 through 2012.
The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate of 2.2%. As of June 30, 2013, the aggregate blended discount rates ranged from 2.1% to 6.5%, with a weighted average discount rate of 4.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $851 million and $867 million as of June 30, 2013 and December 31, 2012, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $57 million and $73 million at June 30, 2013 and December 31, 2012, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of June 30, 2013:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	340	$2,853,129	$68,252
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	—	—	—
Twelve months and longer	6	1,723	1,079
Total	346	$2,854,852	$69,331
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2013 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	18	$106,405	$5,246
Corporate	9	26,685	4,067
State and municipal	2	18,361	47
Foreign	2	19,337	240
Total	31	$170,788	$9,600

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
Preferred Stocks – At June 30, 2013, there were three preferred stocks in an unrealized loss position, with an aggregate fair value of $39 million and a gross unrealized loss of $4 million. Based upon management's view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.

Common Stocks – At June 30, 2013, the Company owned six common stocks in an unrealized loss position with an aggregate fair value of $78 million and an aggregate unrealized loss of $5 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million at June 30, 2013 and $6 million at December 31, 2012.
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

The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2013:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,369,655	90.0%
Syndicate manager	97,590	0.8%
Directly by the Company based on:
Observable data	1,015,261	8.8%
Cash flow model	50,922	0.4%
Total	$11,533,428	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2013, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2013 and 2012. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. See the further discussion of the change to our business segments in Note 20 to the interim consolidated financial statements.

($ in thousands)	2013	2012
Insurance-Domestic:
Gross premiums written	$2,365,908	$2,089,572
Net premiums written	1,953,964	1,752,262
Net premiums earned	1,810,375	1,656,803
Loss ratio	62.7%	64.0%
Expense ratio	32.8%	33.0%
GAAP combined ratio	95.5%	97.0%
Insurance-International:
Gross premiums written	$493,313	$417,566
Net premiums written	406,580	342,970
Net premiums earned	351,311	298,386
Loss ratio	58.5%	57.8%
Expense ratio	38.4%	40.4%
GAAP combined ratio	96.9%	98.2%
Reinsurance-Global:
Gross premiums written	$390,336	$325,308
Net premiums written	358,320	299,285
Net premiums earned	352,948	291,819
Loss ratio	59.4%	60.9%
Expense ratio	35.7%	38.1%
GAAP combined ratio	95.1%	99.0%
Consolidated:
Gross premiums written	$3,249,557	$2,832,446
Net premiums written	2,718,864	2,394,517
Net premiums earned	2,514,634	2,247,008
Loss ratio	61.6%	62.8%
Expense ratio	34.0%	34.6%
GAAP combined ratio	95.6%	97.4%

Net Income to Common Stockholders. The following table presents the Company's net income to common stockholders and net income per diluted share for the six months ended June 30, 2013 and 2012:

(In thousands, except per share data)	2013	2012
Net income to common stockholders	$232,572	$244,156
Weighted average diluted shares	141,257	143,506
Net income per diluted share	$1.65	$1.70
The Company reported net income of $233 million in 2013 compared to $244 million in 2012. The decrease in net income was primarily due to decreases in after-tax net investment income of $27 million and in after-tax net investment gains of $12 million, partially offset by an increase in after-tax underwriting income of $33 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012 and 2013.
Premiums. Gross premiums written were $3,250 million in 2013, an increase of 15% from $2,832 million in 2012. The growth was due to a combination of rate increases and increased exposures, including expansion into new geographic and product markets. Approximately 75.2% of policies expiring in 2013 were renewed, compared with a 77.3% renewal retention rate for policies expiring in 2012. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2013 increased 7.2%. Audit premiums were $52 million in 2013 compared with $45 million in 2012.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in 2012. Cumulatively, our average rates have increased 18% since 2010. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. A summary of gross premiums written in 2013 compared with 2012 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 13% to $2,366 million in 2013 from $2,090 million in 2012. Gross premiums increased $75 million (13%) for workers' compensation, $125 million (20%) for other liability, $33 million (7%) for short-tail lines, $24 million (16%) for professional liability and $19 million (8%) for commercial automobile.

•
Insurance-International gross premiums increased 18% to $493 million in 2013 from $418 million in 2012. Gross premiums increased $64 million (31%) for short-tail lines, $6 million (15%) for workers' compensation and $6 million (9%) for professional liability.

•
Reinsurance-Global gross premiums increased 20% to $390 million in 2013 from $325 million in 2012. Gross premiums increased $45 million (22%) for casualty business and $20 million (17%) for property business.

Net premiums written were $2,719 million in 2013, an increase of 14% from $2,395 million in 2012. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2013 and 15% in 2012. The increase in the percentage of business ceded was due to expanded reinsurance protection for certain lines of business and to disproportionately higher growth by companies that purchase more reinsurance protection.
Premiums earned increased 12% to $2,515 million in 2013 from $2,247 million in 2012. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect to recognize recent rate increases over the upcoming quarters. Premiums earned in 2013 are related to business written during both 2013 and 2012.

Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2013 and 2012:

($ in thousands)	Amount		Average Annualized Yield
	2013	2012	2013	2012
Fixed maturity securities, including cash and cash equivalents and loans receivable	$229,039	$239,123	3.7%	3.8%
Arbitrage trading account	8,773	6,541	3.6	4.2
Investment funds	33,510	63,242	8.5	19.8
Equity securities available for sale	5,881	6,979	3.7	3.6
Real estate	6,257	5,524	2.1	3.1
Gross investment income	283,460	321,409	3.9%	4.5%
Investment expenses	(3,794)	(2,540)
Total	$279,666	$318,869	3.8%	4.4%
Net investment income decreased 12% to $280 million in 2013 from $319 million in 2012. The decrease in investment income was primarily due to a decrease in income from energy and real estate funds (investment funds are reported on a one quarter lag) and lower interest income from fixed maturity securities. The average annualized yield for fixed maturity securities declined from 3.8% to 3.7% due to lower long-term reinvestment yields available in the market. We expect investment income on our fixed maturity portfolio to decline if interest rates remain at their current low levels. Average invested assets, at cost (including cash and cash equivalents) were $14.7 billion in 2013 and $14.3 billion in 2012.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $54 million in 2013, up from $51 million in 2012, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $53 million in 2013 compared with $68 million in 2012.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. There were no other-than-temporary impairments in 2013 compared with $3 million in 2012. In 2012, the valuation allowance for mortgage loans decreased by $7 million; there was no change in the valuation allowance in 2013.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $176 million in 2013 from $105 million in 2012, primarily as a result of the acquisition of an aircraft equipment supplier in January 2013.
Losses and Loss Expenses. Losses and loss expenses increased to $1,550 million in 2013 from $1,411 million in 2012. The consolidated loss ratio was 61.6% in 2013, down from 62.8% in 2012. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $39 million in 2013 compared with $31 million in 2012. Favorable prior year reserve development was $42 million in 2013 compared with $55 million in 2012, a difference of 0.8 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.2 points to 61.7% in 2013 from 63.9% in 2012 due to favorable pricing and loss cost trends. A summary of loss ratios in 2013 compared with 2012 by business segment follows:

•
Insurance-Domestic - The loss ratio of 62.7% in 2013 was 1.3 points lower than the loss ratio of 64.0% in 2012. Catastrophe losses were $30 million in 2013, the same as in 2012. Favorable prior year reserve development was $28 million in 2013 compared with $35 million in 2012, a difference of 0.6 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.8 points to 62.5% in 2013 from 64.3% in 2012.

•
Insurance-International - The loss ratio of 58.5% in 2013 was 0.7 points higher than the loss ratio of 57.8% in 2012. Prior year reserves increased by $2 million in 2013 compared with favorable prior year development of $3 million in

2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.6 points to 57.0% in 2013 from 58.6% in 2012.

•
Reinsurance-Global - The loss ratio of 59.4% in 2013 was 1.5 points lower than the loss ratio of 60.9% in 2012. There were $6 million in catastrophe losses in 2013 compared with $1 million in 2012, an increase of 1.4 loss ratio points. Favorable prior year reserve development was $16 million in 2013 and $17 million in 2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.2 points to 62.5% in 2013 from 66.7% in 2012 due to lower property losses.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2013	2012
Underwriting expenses	$855,484	$777,943
Service expenses	45,441	41,227
Debt extinguishment costs	6,709	—
Net foreign currency gains	(4,771)	(1,297)
Other costs and expenses	73,027	62,664
Total	$975,890	$880,537
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 10% compared with an increase in net premiums earned of of 12%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased 0.6 points to 34.0% in 2013 from 34.6% in 2012 due to a 12% increase in earned premiums. We expect our expense ratio to further improve over time if insurance prices continue to increase at current levels.
Service expenses, which represent the costs associated with the fee-based businesses, increased 10% to $45 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Debt extinguishment costs of $7 million in 2013 are unamortized debt issuance costs related to $250 million of 6.750% Subordinated Debentures that were due in 2045 and were prepaid in May 2013.
Net foreign currency gains result from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses were $73 million in 2013 compared with $63 million in 2012. Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees increased to $170 million in 2013 from $106 million in 2012 primarily due to an acquisition in January 2013.
Interest Expense. Interest expense was $62 million in 2013 compared with $61 million in 2012. The Company issued $350 million of 4.625% senior notes in March 2012 and repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% Subordinated Debentures due 2053 and prepaid $250 million of 6.750% Subordinated Debentures that were due in 2045.
Income Taxes. The effective income tax rate was 27% in 2013 and in 2012. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $110 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $10 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Business Segment Results
Following is a summary of gross and net premiums written, premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2013 and 2012. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. See the further discussion of the change to our business segments in Note 20 to the interim consolidated financial statements.

($ in thousands)	2013	2012
Insurance-Domestic:
Gross premiums written	$1,186,186	$1,051,138
Net premiums written	967,784	869,319
Net premiums earned	925,997	846,734
Loss ratio	62.9%	65.1%
Expense ratio	32.5%	32.7%
GAAP combined ratio	95.4%	97.8%
Insurance-International:
Gross premiums written	$241,738	$217,062
Net premiums written	201,445	174,976
Net premiums earned	180,192	154,501
Loss ratio	61.0%	58.3%
Expense ratio	38.9%	40.5%
GAAP combined ratio	99.9%	98.8%
Reinsurance-Global:
Gross premiums written	$190,012	$162,720
Net premiums written	172,669	146,696
Net premiums earned	176,326	146,122
Loss ratio	63.9%	61.6%
Expense ratio	35.1%	38.6%
GAAP combined ratio	99.0%	100.2%
Consolidated:
Gross premiums written	$1,617,936	$1,430,920
Net premiums written	1,341,898	1,190,991
Net premiums earned	1,282,515	1,147,357
Loss ratio	62.8%	63.7%
Expense ratio	33.8%	34.5%
GAAP combined ratio	96.6%	98.2%

Net Income to Common Stockholders. The following table presents the Company's net income to common stockholders and net income per diluted share for the three months ended June 30, 2013 and 2012:

(In thousands, except per share data)	2013	2012
Net income to common stockholders	$115,957	$108,838
Weighted average diluted shares	141,274	143,528
Net income per diluted share	$0.82	$0.76
The Company reported net income of $116 million in 2013 compared to $109 million in 2012. The increase in net income was primarily due to increases in after-tax underwriting income of $15 million, partially offset by a decrease in after-tax net investment income of $12 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012 and 2013.
Premiums. Gross premiums written were $1,618 million in 2013, an increase of 13% from $1,431 million in 2012. The growth was due to a combination of rate increases and increased exposures, including expansion into new geographic and product markets. Approximately 74.9% of policies expiring in 2013 were renewed, compared with a 76.7% renewal retention rate for policies expiring in 2012. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2013 increased 6.5%. Audit premiums were $22 million in 2013 compared with $24 million in 2012.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in 2012. Cumulatively, our average rates have increased 18% since 2010. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. A summary of gross premiums written in 2013 compared with 2012 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 13% to $1,186 million in 2013 from $1,051 million in 2012. Gross premiums increased $85 million (27%) for other liability, $16 million (15%) for commercial automobile, $14 million (5%) for short-tail lines, $12 million (14%) for professional liability and $8 million (3%) for workers' compensation.

•
Insurance-International gross premiums increased 11% to $242 million in 2013 from $217 million in 2012. Gross premiums increased $22 million (20%) for short-tail lines, $3 million (10%) for professional liability and $2 million (9%) for workers' compensation and decreased $2 million (7%) for other liability.

•
Reinsurance-Global gross premiums increased 17% to $190 million in 2013 from $163 million in 2012. Gross premiums increased $25 million (26%) for casualty business and $2 million (3%) for property business.

Net premiums written were $1,342 million in 2013, an increase of 13% from $1,191 million in 2012. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in 2013 and 2012.
Premiums earned increased 12% to $1,283 million in 2013 from $1,147 million in 2012. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect to recognize recent rate increases over the upcoming quarters. Premiums earned in 2013 are related to business written during both 2013 and 2012.

Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2013 and 2012:

($ in thousands)	Amount		Average Annualized Yield
	2013	2012	2013	2012
Fixed maturity securities, including cash and cash equivalents and loans receivable	$111,203	$119,835	3.6%	3.8%
Arbitrage trading account	4,990	60	3.5	0.1
Investment funds	22,576	35,619	11.2	21.8
Equity securities available for sale	3,634	3,829	4.4	3.7
Real estate	3,116	3,348	2.1	3.7
Gross investment income	145,519	162,691	4.0%	4.5%
Investment expenses	(1,782)	(1,441)
Total	$143,737	$161,250	3.9%	4.4%

Net investment income decreased 11% to $144 million in 2013 from $161 million in 2012. The decrease in investment income was primarily due to a decrease in income from energy funds (investment funds are reported on a one quarter lag) and to lower interest income on fixed income securities. The average annualized yield for fixed maturity securities declined from 3.8% to 3.6% due to lower long-term reinvestment yields available in the market. We expect investment income on our fixed maturity portfolio to decline if interest rates remain at their current low levels. Average invested assets, at cost (including cash and cash equivalents) were $14.7 billion in 2013 and $14.5 billion in 2012.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $28 million in 2013 and $27 million in 2012.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $33 million in 2013 compared with $24 million in 2012.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. There were no other-than-temporary impairments in 2013 or 2012.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $84 million in 2013 from $55 million in 2012, primarily as a result of the acquisition of an aircraft equipment supplier in January 2013.
Losses and Loss Expenses. Losses and loss expenses increased to $805 million in 2013 from $731 million in 2012. The consolidated loss ratio was 62.8% in 2013, down from 63.7% in 2012. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $34 million in 2013 compared with $27 million in 2012. Favorable prior year reserve development was $18 million in 2013 compared with $30 million in 2012, a difference of 1.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.4 points to 61.6% in 2013 from 64.0% in 2012 due to favorable pricing and loss cost trends. A summary of loss ratios in 2013 compared with 2012 by business segment follows:

•
Insurance-Domestic - The loss ratio of 62.9% in 2013 was 2.2 points lower than the loss ratio of 65.1% in 2012. Catastrophe losses were $26 million in both 2013 and 2012. Favorable prior year reserve development was $24 million in 2013 compared with $21 million in 2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.0 points to 62.5% in 2013 from 64.5% in 2012.

•
Insurance-International - The loss ratio of 61.0% in 2013 was 2.7 points higher than the loss ratio of 58.3% in 2012. Prior year reserves increased $6 million in 2013 compared with none in 2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.9 points to 56.4% in 2013 from 58.3% in 2012.

•
Reinsurance-Global - The loss ratio of 63.9% in 2013 was 2.3 points higher than the loss ratio of 61.6% in 2012. There were $5 million in catastrophe losses in 2013 compared with $1 million in 2012, an increase of 2.1 loss ratio points. Prior year reserves were unchanged in 2013 compared with favorable reserve development of $9 million in 2012, a difference of 5.9 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 5.7 points to 61.6% in 2013 from 67.3% in 2012 due to lower property losses.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2013	2012
Underwriting expenses	$433,271	$395,920
Service expenses	23,136	21,635
Debt extinguishment costs	6,709	—
Net foreign currency losses (gains)	(6,718)	137
Other costs and expenses	37,888	31,066
Total	$494,286	$448,758

Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 9% compared with an increase in net premiums earned of 12%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.8% in 2013 and 34.5% in 2012, reflecting the increase in earned premiums. We expect our expense ratio to further improve over time if insurance prices continue to increase at current levels.
Service expenses, which represent the costs associated with the fee-based businesses, increased 7% to $23 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Debt extinguishment costs of $7 million in 2013 (compared to none in 2012) are unamortized debt issuance costs related to $250 million of 6.750% Subordinated Debentures that were due in 2045 and were prepaid in May 2013.
Net foreign currency gains of $7 million in 2013 (compared to $0.1 million in 2012) resulted from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses were $38 million in 2013 compared with $31 million in 2012. Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees increased to $81 million in 2013 from $55 million in 2012 primarily due to an acquisition in January 2013.
Interest Expense. Interest expense was $31 million in 2013 compared with $32 million in 2012. The Company issued $350 million of 4.625% senior notes in March 2012 and repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% Subordinated Debentures due 2053 and prepaid $250 million of 6.750% Subordinated Debentures that were due in 2045.
Income Taxes. The effective income tax rate was 27% in 2013 and in 2012. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.3 years at June 30, 2013 and 3.4 years at December 31, 2012. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2013 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$844,102	5.8%
State and municipal:
Special revenue	1,987,799	13.7%
Pre-refunded (1)	670,987	4.6%
State general obligation	801,134	5.5%
Local general obligation	359,835	2.5%
Corporate backed	394,589	2.7%
Total state and municipal	4,214,344	28.9%
Mortgage-backed securities:
Agency	1,096,535	7.5%
Residential-Prime	219,235	1.5%
Residential-Alt A	92,591	0.6%
Commercial	181,053	1.2%
Total mortgage-backed securities	1,589,414	10.9%
Corporate:
Industrial	1,540,555	10.6%
Financial	929,279	6.4%
Asset-backed	1,049,126	7.2%
Utilities	229,827	1.6%
Other	117,072	0.8%
Total corporate	3,865,859	26.6%
Foreign government and foreign government agencies	1,121,459	7.7%
Total fixed maturity securities	11,635,178	79.9%
Equity securities
Common stocks	330,636	2.3%
Preferred stocks	104,205	0.7%
Total equity securities	434,841	3.0%

Investment funds	858,394	5.9%
Real estate	589,936	4.1%
Arbitrage trading account	680,713	4.7%
Loans receivable	359,177	2.5%
Total investments	$14,558,239	100.0%

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
At June 30, 2013, investments in foreign fixed maturity securities were as follows:

$ in thousands)	Government	Corporate	Total
Australia	$231,716	$119,102	$350,818
Canada	133,684	52,800	186,484
United Kingdom	116,187	56,605	172,792
Argentina	117,520	39,981	157,501
Germany	74,471	—	74,471
Norway	61,123		61,123
Brazil	46,726	—	46,726
Supranational (1)	37,652	—	37,652
Netherlands	—	12,965	12,965
Switzerland	—	10,721	10,721
Singapore	6,805	—	6,805
Uruguay	3,401	—	3,401
Total	$829,285	$292,174	$1,121,459
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter- American Development Bank.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At June 30, 2013, the carrying value of investment funds was $858 million, including investments in real estate funds of $382 million and investments in energy funds of $147 million.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2013, the primary real estate properties are an office building in operation, three office buildings under development and a long-term ground lease.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $359 million and an aggregate fair value of $364 million at June 30, 2013. Amortized cost of these loans is net of a valuation allowance of $2 million as of June 30, 2013. The six largest loans have an aggregate amortized cost of $244 million and an aggregate fair value of $247 million as of such date and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The loans are secured by commercial real estate located primarily in New York City, California, Hawaii and Chicago.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.3 years at June 30, 2013 and 3.4 years at December 31, 2012. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $314 million in the first six months of 2013 from $312 million in the comparable period in 2012 as an increase in cash flow from underwriting activities was mostly offset by higher tax payments. The increase in cash flow from underwriting activities primarily reflects a reduction in the paid loss ratio (paid losses as a percent of earned premiums) to 55% in the first six months of 2013 from 58% in the comparable period in 2012.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 81% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2013. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At June 30, 2013, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $2,036 million and a face amount of $2,058 million. The maturities of the outstanding debt are $6 million in 2013, $32 million in 2014, $238 million in 2015, $4 million in 2016, $450 million in 2019, $300 million in 2020, $427 million in 2022, $1 million in 2023, $250 million in 2037 and $350 million in 2053.
The Company issued $350 million of 4.625% senior notes in March 2012 and repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% Subordinated Debentures due 2053 and prepaid $250 million of 6.750% Subordinated Debentures that were due in 2045.
Equity. At June 30, 2013, total common stockholders’ equity was $4.2 billion, common shares outstanding were approximately 135 million and stockholders’ equity per outstanding share was $31.33.
Total Capital. Total capitalization (equity, debt and junior subordinated debentures) was $6.3 billion at June 30, 2013. The percentage of the Company’s capital attributable to debt and junior subordinated debentures was 32% at June 30, 2013 and 33% at December 31, 2012.

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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2013 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2013	—	$—	—	9,068,093
May 2013	178,864	40.80	178,864	8,889,229
June 2013	597,373	$40.28	597,373	8,291,856

Item 6. Exhibits

Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	August 6, 2013	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	August 6, 2013	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer