Form 10-Q
period 2013-09-30
BERKLEY W R CORP
filed 2013-11-08
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of October 31, 2013: 135,058,372

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturity securities	$11,612,047	$11,943,956
Equity securities	338,907	376,022
Arbitrage trading account	619,881	329,077
Investment funds	873,884	809,689
Loans receivable	411,851	401,961
Real estate	647,698	606,735
Total investments	14,504,268	14,467,440
Cash and cash equivalents	966,326	905,670
Premiums and fees receivable	1,585,773	1,440,752
Due from reinsurers	1,525,906	1,450,348
Accrued investment income	128,094	127,230
Prepaid reinsurance premiums	381,005	316,309
Deferred policy acquisition costs	452,695	404,047
Real estate, furniture and equipment	336,515	267,227
Federal and foreign income taxes - current and deferred	63,630	—
Goodwill	113,169	87,865
Trading account receivables from brokers and clearing organizations	123,320	446,873
Other assets	343,018	242,135
Total assets	$20,523,719	$20,155,896

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,061,054	$9,751,086
Unearned premiums	2,825,105	2,474,847
Due to reinsurers	285,152	316,388
Trading account securities sold but not yet purchased	88,489	121,487
Federal and foreign income taxes - current and deferred	—	82,801
Other liabilities	832,388	959,080
Junior subordinated debentures	339,772	243,206
Senior notes and other debt	1,696,461	1,871,535
Total liabilities	16,128,421	15,820,430
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 135,138,372 and 136,017,732 shares, respectively	47,024	47,024
Additional paid-in capital	961,304	945,166
Retained earnings	5,148,017	4,817,807
Accumulated other comprehensive income	217,479	465,631
Treasury stock, at cost, 99,979,546 and 99,100,186 shares, respectively	(2,006,750)	(1,969,411)
Total stockholders’ equity	4,367,074	4,306,217
Noncontrolling interests	28,224	29,249
Total equity	4,395,298	4,335,466
Total liabilities and equity	$20,523,719	$20,155,896

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Net premiums written	$1,423,625	$1,275,887	$4,142,489	$3,670,404
Change in net unearned premiums	(94,763)	(89,354)	(298,993)	(236,863)
Net premiums earned	1,328,862	1,186,533	3,843,496	3,433,541
Net investment income	125,634	116,019	405,300	434,888
Insurance service fees	26,121	26,208	80,509	77,121
Net investment gains	43,869	17,226	96,896	84,989
Change in valuation allowance, net of other-than-temporary impairments	—	5,000	—	9,014
Revenues from wholly-owned investees	109,390	68,087	284,900	173,196
Other income	248	1,428	754	2,204
Total revenues	1,634,124	1,420,501	4,711,855	4,214,953
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	798,276	736,632	2,348,425	2,147,306
Other operating costs and expenses	504,096	451,487	1,479,986	1,332,024
Expenses from wholly-owned investees	103,170	66,177	273,615	172,438
Interest expense	30,349	32,512	92,667	93,750
Total operating costs and expenses	1,435,891	1,286,808	4,194,693	3,745,518
Income before income taxes	198,233	133,693	517,162	469,435
Income tax expense	(60,045)	(32,685)	(147,249)	(124,291)
Net income before noncontrolling interests	138,188	101,008	369,913	345,144
Noncontrolling interests	(1,214)	(61)	(367)	(41)
Net income to common stockholders	$136,974	$100,947	$369,546	$345,103

NET INCOME PER SHARE:
Basic	$1.01	$0.74	$2.72	$2.51
Diluted	$0.97	$0.71	$2.62	$2.41

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income before noncontrolling interests	$138,188	$101,008	$369,913	$345,144
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	44,328	26,056	(25,451)	24,382
Change in unrealized investment gains (losses), net of taxes	(38,879)	64,961	(228,129)	126,520
Change in net pension asset, net of taxes	1,814	823	5,442	2,470
Other comprehensive income (loss)	7,263	91,840	(248,138)	153,372
Comprehensive income	145,451	192,848	121,775	498,516
Comprehensive income to the noncontrolling interest	(1,223)	(104)	(381)	(112)
Comprehensive income to common stockholders	$144,228	$192,744	$121,394	$498,404

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$945,166	$941,109
Stock options exercised and restricted stock units issued, net of tax	(1,428)	(24,683)
Restricted stock units expensed	17,031	20,035
Stock issued to directors	535	454
End of period	$961,304	$936,915
RETAINED EARNINGS:
Beginning of period	$4,817,807	$4,491,162
Net income to common stockholders	369,546	345,103
Dividends	(39,336)	(35,728)
End of period	$5,148,017	$4,800,537
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains:
Beginning of period	$517,658	$430,419
Unrealized gains (losses) on securities not other-than-temporarily impaired	(228,677)	123,579
Unrealized gains on other-than-temporarily impaired securities	534	2,870
End of period	289,515	556,868
Currency translation adjustments:
Beginning of period	(36,676)	(61,239)
Net change in period	(25,451)	24,382
End of period	(62,127)	(36,857)
Net pension asset:
Beginning of period	(15,351)	(14,329)
Net change in period	5,442	2,470
End of period	(9,909)	(11,859)
Total accumulated other comprehensive income	$217,479	$508,152
TREASURY STOCK:
Beginning of period	$(1,969,411)	$(1,880,790)
Stock exercised/vested	1,434	40,137
Stock repurchased	(39,370)	(128,155)
Stock issued to directors	597	581
End of period	$(2,006,750)	$(1,968,227)
NONCONTROLLING INTERESTS:
Beginning of period	$29,249	$7,526
Contributions (distributions)	(1,406)	1,808
Net income	367	41
Other comprehensive income, net of tax	14	71
End of period	$28,224	$9,446
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$369,546	$345,103
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(96,896)	(94,003)
Depreciation and amortization	80,049	65,089
Noncontrolling interests	367	41
Investment funds	(48,299)	(50,124)
Stock incentive plans	18,163	21,070
Change in:
Arbitrage trading account	(249)	(2,355)
Premiums and fees receivable	(161,660)	(192,803)
Reinsurance accounts	(168,863)	(90,587)
Deferred policy acquisition costs	(51,629)	(34,843)
Income taxes	(25,396)	5,719
Reserves for losses and loss expenses	341,266	215,993
Unearned premiums	363,354	284,908
Other	6,942	(19,859)
Net cash from operating activities	626,695	453,349
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	891,357	549,876
Proceeds from sale of equity securities	222,396	233,239
Distributions from (contributions to) investment funds	(57,812)	(6,293)
Proceeds from maturities and prepayments of fixed maturity securities	2,244,665	1,659,751
Purchase of fixed maturity securities	(3,198,204)	(2,510,322)
Purchase of equity securities	(184,829)	(218,490)
Real estate purchased	(47,279)	(71,348)
Change in loans receivable	(99,356)	(106,721)
Net additions to real estate, furniture and equipment	(49,425)	(22,319)
Change in balances due to (from) security brokers	(37,554)	79,344
Cash distributed in connection with business disposition	(21,408)
Payment for business purchased, net of cash acquired	(38,556)	—
Net cash from (used in) investing activities	(376,005)	(413,283)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(463,600)	—
Net proceeds from issuance of debt	349,423	375,641
Net proceeds from stock options exercised	51	8,667
Cash dividends to common stockholders	(39,336)	(35,730)
Purchase of common treasury shares	(39,370)	(121,362)
Other, net	7,290	15,799
Net cash from (used in) financing activities	(185,542)	243,015
Net impact on cash due to change in foreign exchange rates	(4,492)	(5,259)
Net change in cash and cash equivalents	60,656	277,822
Cash and cash equivalents at beginning of year	905,670	911,742
Cash and cash equivalents at end of period	$966,326	$1,189,564
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

(In thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic	135,268	136,553	135,726	137,512
Diluted	140,758	141,637	141,095	142,941

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

The following table summarizes the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	Acquired in 2013

Cash and cash equivalents	$3,911
Real estate, furniture and equipment	898
Goodwill	19,664
Intangible assets	44,800
Other assets	60,661
Total assets acquired	129,934
Debt	(27,612)
Other liabilities assumed	(17,076)
Net assets acquired	$85,246

(5) Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) (AOCI):

	Unrealized Investment Gains		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
As of and for the nine months ended September 30, 2013:
(In thousands)
Changes in AOCI
Beginning of period	$517,658		$(36,676)	$(15,351)		$465,631
Other comprehensive income (loss) before reclassifications	(172,276)		(25,451)	—		(197,727)
Amounts reclassified from AOCI	(55,853)		—	5,442		(50,411)
Other comprehensive income (loss)	(228,129)		(25,451)	5,442		(248,138)
Unrealized investment gain related to non-controlling interest	(14)		—	—		(14)
End of period	$289,515		$(62,127)	$(9,909)		$217,479
Amounts reclassified from AOCI
Pre-tax	$(85,928)	(1)	$—	$8,372	(2)	$(77,556)
Tax effect (3)	30,075		—	(2,930)		27,145
After-tax amounts reclassified	$(55,853)		$—	$5,442		$(50,411)
Other comprehensive income (loss)
Pre-tax	$(350,968)		$(25,451)	$8,372		$(368,047)
Tax effect	122,839		—	(2,930)		119,909
Other comprehensive income (loss)	$(228,129)		$(25,451)	$5,442		$(248,138)

As of and for the three months ended September 30, 2013:
Changes in AOCI
Beginning of period	$328,403		$(106,455)	$(11,723)		$210,225
Other comprehensive income (loss) before reclassifications	(10,331)		44,328	—		33,997
Amounts reclassified from AOCI	(28,548)		—	1,814		(26,734)
Other comprehensive income (loss)	(38,879)		44,328	1,814		7,263
Unrealized investment gain related to non-controlling interest	(9)			—		(9)
End of period	$289,515		$(62,127)	$(9,909)		$217,479
Amounts reclassified from AOCI
Pre-tax	$(43,920)		$—	$2,790		$(41,130)
Tax effect (3)	15,372		—	(976)		14,396
After-tax amounts reclassified	$(28,548)		$—	$1,814		$(26,734)
Other comprehensive income (loss)
Pre-tax	$(59,814)		$44,328	$2,790		$(12,696)
Tax effect	20,935		—	(976)		19,959
Other comprehensive income (loss)	$(38,879)		$44,328	$1,814		$7,263

(1) Net investment gains in the consolidated statements of operations.
(2) Other operating costs and expenses in the consolidated statements of operations.
(3) Income tax expense in the consolidated statements of operations.

(6) Statements of Cash Flow
Interest payments were $114,026,000 and $109,045,000 and income taxes paid were $176,632,000 and $114,343,000 in the nine months ended September 30, 2013 and 2012, respectively.

(7) Investments in Fixed Maturity Securities
At September 30, 2013 and December 31, 2012, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2013
Held to maturity:
State and municipal	$67,982	$12,488	$—	$80,470	$67,982
Residential mortgage-backed	28,570	3,845	—	32,415	28,570
Corporate	4,998	470	—	5,468	4,998
Total held to maturity	101,550	16,803	—	118,353	101,550
Available for sale:
U.S. government and government agency	787,326	42,195	(4,462)	825,059	825,059
State and municipal	3,954,226	185,876	(21,965)	4,118,137	4,118,137
Mortgage-backed securities:
Residential (1)	1,350,961	33,231	(21,653)	1,362,539	1,362,539
Commercial	126,036	6,135	(1,245)	130,926	130,926
Corporate	3,800,276	128,909	(28,713)	3,900,472	3,900,472
Foreign	1,104,233	81,193	(12,062)	1,173,364	1,173,364
Total available for sale	11,123,058	477,539	(90,100)	11,510,497	11,510,497
Total investments in fixed maturity securities	$11,224,608	$494,342	$(90,100)	$11,628,850	$11,612,047
December 31, 2012
Held to maturity:
State and municipal	$65,190	$18,529	$—	$83,719	$65,190
Residential mortgage-backed	32,764	5,286	—	38,050	32,764
Corporate	4,997	605	—	5,602	4,997
Total held to maturity	102,951	24,420	—	127,371	102,951
Available for sale:
U.S. government and government agency	827,591	72,532	(1,660)	898,463	898,463
State and municipal	4,449,238	328,974	(9,693)	4,768,519	4,768,519
Mortgage-backed securities:
Residential (1)	1,395,739	53,846	(7,456)	1,442,129	1,442,129
Commercial	268,671	5,641	(744)	273,568	273,568
Corporate	3,144,480	214,322	(12,083)	3,346,719	3,346,719
Foreign	1,029,284	83,347	(1,024)	1,111,607	1,111,607
Total available for sale	11,115,003	758,662	(32,660)	11,841,005	11,841,005
Total investments in fixed maturity securities	$11,217,954	$783,082	$(32,660)	$11,968,376	$11,943,956
___________

(1)
Gross unrealized losses for residential mortgage-backed securities include $2,216,000 and $3,037,000 as of September 30, 2013 and December 31, 2012, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$824,784	$833,107
Due after one year through five years	3,480,083	3,625,395
Due after five years through ten years	2,927,972	3,091,396
Due after ten years	2,486,202	2,553,072
Mortgage-backed securities	1,505,567	1,525,880
Total	$11,224,608	$11,628,850
At September 30, 2013, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(8) Investments in Equity Securities
At September 30, 2013 and December 31, 2012, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2013
Common stocks	$195,705	$48,413	$(5,576)	$238,542	$238,542
Preferred stocks	80,969	27,032	(7,636)	100,365	100,365
Total	$276,674	$75,445	$(13,212)	$338,907	$338,907
December 31, 2012
Common stocks	$222,671	$60,102	$(707)	$282,066	$282,066
Preferred stocks	85,504	10,103	(1,651)	93,956	93,956
Total	$308,175	$70,205	$(2,358)	$376,022	$376,022

(9) Arbitrage Trading Account
At September 30, 2013 and December 31, 2012, the carrying value of the arbitrage trading account was $620 million and $329 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$104,033	$121,454	$333,072	$360,577
Investment funds	5,492	(13,118)	45,248	50,124
Arbitrage trading account	11,738	2,397	14,265	8,938
Equity securities available for sale	3,192	4,001	9,073	10,980
Real estate	3,086	3,097	9,343	8,621
Gross investment income	127,541	117,831	411,001	439,240
Investment expense	(1,907)	(1,812)	(5,701)	(4,352)
Net investment income	$125,634	$116,019	$405,300	$434,888

(11) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Real estate	$387,296	$373,259	$5,777	$13,513
Energy	154,819	146,325	25,959	28,966
Arbitrage	66,970	63,920	3,050	3,041
Other	264,799	226,185	10,462	4,604
Total	$873,884	$809,689	$45,248	$50,124

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2013	2012
Properties in operation	$279,674	$282,899
Properties under development	368,024	323,836
Total	$647,698	$606,735

The primary properties in operation are an office building in London and a long-term ground lease in Washington, D.C. These properties are net of accumulated depreciation and amortization of $15,668,000 and $10,354,000, as of September 30, 2013 and December 31, 2012, respectively. Related depreciation expense was $5,111,000 and $5,571,000 for the nine months ended September 30, 2013 and 2012, respectively. Future minimum rental income expected on operating leases relating to real estate held for investment is $372,000 in 2013, $1,504,000 in 2014, $1,549,000 in 2015, $1,596,000 in 2016, $1,644,000 in 2017 and $329,013,000 thereafter.

The properties under development are an office building in London, a mixed-use project in Washington, D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Loans receivable	$411,851	$401,961

Valuation allowance:
Specific	$—	$3,000
General	1,916	2,620
Total	$1,916	$5,620

Impaired loans:
With a specific valuation allowance	$—	$1,775
Without a valuation allowance	30,000	31,023
Unpaid principal balance	30,000	35,872

For the nine months ended September 30:	2013	2012
Increase (decrease) in valuation allowance	$137	$(14,053)
Loans receivable charged off	—	139
For the three months ended September 30:
Increase (decrease) in valuation allowance	72	(7,280)
Loans receivable charged off	—	54
The Company monitors the performance of its loans receivable and assesses the ability of each borrower to pay principal and interest based upon loan structure, underlying property values, cash flow and related financial and operating performance of the property and market conditions. Loans receivable with a potential for default are further assessed using a discounted cash flow analysis and comparable cost and sales methodologies, if appropriate.
The Company's eight largest loans receivable, which have an aggregate amortized cost of $304 million and an aggregate fair value of $308 million at September 30, 2013, are secured by commercial real estate located primarily in New York City, California, Hawaii and Chicago. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025.
The Company utilizes an internal risk rating system to assign a risk to each of its commercial loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower's financial condition and performance with respect to loan terms, the Company's position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, one loan with an aggregate cost basis of $30 million was considered to be impaired at September 30, 2013. After considering the amount of loss in the event of a default and whether a loss is probable, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Realized investment gains (losses):
Fixed maturity securities:
Gains	$19,500	$4,439	$39,643	$25,046
Losses	(739)	(1,937)	(12,205)	(4,243)
Equity securities available for sale	25,158	14,447	58,489	58,873
Investment funds	(34)	277	11,003	3,778
Other	(16)	—	(34)	1,535
Total	43,869	17,226	96,896	84,989
Change in valuation allowance, net of other-than-temporary impairments:
Decrease in valuation allowance	—	5,000	—	13,998
Other-than-temporary impairments	—	—	—	(4,984)
Total	—	5,000	—	9,014
Net investment gains	43,869	22,226	96,896	94,003
Income tax expense	(15,355)	(7,415)	(33,914)	(32,260)
Total after-tax realized investment gains	$28,514	$14,811	$62,982	$61,743

Change in unrealized investment gains and losses:
Fixed maturity securities	$(46,004)	$96,077	$(339,384)	$186,637
Previously impaired fixed maturity securities	299	2,483	821	4,416
Equity securities available for sale	(13,984)	(2,891)	(5,614)	186
Investment funds	3,926	4,255	(5,248)	3,281
Total change in unrealized investment gains and losses	(55,763)	99,924	(349,425)	194,520
Income tax benefit (expense)	16,884	(34,963)	121,296	(68,000)
Noncontrolling interests	(9)	(43)	(14)	(71)
Total after-tax unrealized gains (losses)	$(38,888)	$64,918	$(228,143)	$126,449

(15) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at September 30, 2013 and December 31, 2012 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013
U.S. government and agency	$145,472	$4,462	$—	$—	$145,472	$4,462
State and municipal	644,312	19,393	61,210	2,572	705,522	21,965
Mortgage-backed securities	498,700	17,880	84,047	5,018	582,747	22,898
Corporate	1,069,096	17,738	70,276	10,975	1,139,372	28,713
Foreign	344,301	12,062	—	—	344,301	12,062
Fixed maturity securities	2,701,881	71,535	215,533	18,565	2,917,414	90,100
Common stocks	36,899	5,576	—	—	36,899	5,576
Preferred stocks	26,906	1,901	19,939	5,735	46,845	7,636
Equity securities	63,805	7,477	19,939	5,735	83,744	13,212
Total	$2,765,686	$79,012	$235,472	$24,300	$3,001,158	$103,312

December 31, 2012
U.S. government and agency	$69,551	$1,660	$—	$—	$69,551	$1,660
State and municipal	152,694	1,639	135,967	8,054	288,661	9,693
Mortgage-backed securities	484,731	3,629	58,292	4,571	543,023	8,200
Corporate	371,781	2,964	70,537	9,119	442,318	12,083
Foreign	95,623	996	11,210	28	106,833	1,024
Fixed maturity securities	1,174,380	10,888	276,006	21,772	1,450,386	32,660
Common stocks	46,725	707	—	—	46,725	707
Preferred stocks	—	—	39,812	1,651	39,812	1,651
Equity securities	46,725	707	39,812	1,651	86,537	2,358
Total	$1,221,105	$11,595	$315,818	$23,423	$1,536,923	$35,018
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2013 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	12	$56,553	$4,141
Corporate	10	44,525	2,534
State and municipal	1	10,864	2
Foreign	3	24,529	744
Total	26	$136,471	$7,421

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the nine months ended September 30, 2013 and 2012, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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

Preferred Stocks – At September 30, 2013, there were four preferred stocks in an unrealized loss position, with an aggregate fair value of $47 million and a gross unrealized loss of $8 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At September 30, 2013, the Company owned two common stocks in an unrealized loss position with an aggregate fair value of $37 million and an aggregate unrealized loss of $6 million. The Company does not consider these common stocks to be OTTI.

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of September 30, 2013 and December 31, 2012 by Level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$825,059	$—	$825,059	$—
State and municipal	4,118,137	—	4,118,137	—
Mortgage-backed securities	1,493,465	—	1,493,465	—
Corporate	3,900,472	—	3,854,455	46,017
Foreign	1,173,364	—	1,173,364	—
Total fixed maturity securities available for sale	11,510,497	—	11,464,480	46,017
Equity securities:
Common stocks	238,542	237,303	—	1,239
Preferred stocks	100,365	—	96,593	3,772
Total equity securities	338,907	237,303	96,593	5,011
Arbitrage trading account	619,881	252,832	366,862	187
Total	$12,469,285	$490,135	$11,927,935	$51,215
Liabilities:
Securities sold but not yet purchased	$88,489	$88,482	$7	$—
December 31, 2012
Assets:
Fixed maturity securities available for sale:
U.S. government and agency	$898,463	$—	$898,463	$—
State and municipal	4,768,519	—	4,768,519	—
Mortgage-backed securities	1,715,697	—	1,715,697	—
Corporate	3,346,719	—	3,287,654	59,065
Foreign	1,111,607	—	1,111,607	—
Total fixed maturity securities available for sale	11,841,005	—	11,781,940	59,065
Equity securities:
Common stocks	282,066	280,658	—	1,408
Preferred stocks	93,956	—	93,335	621
Total equity securities	376,022	280,658	93,335	2,029
Arbitrage trading account	329,077	233,603	94,546	928
Total	$12,546,104	$514,261	$11,969,821	$62,022
Liabilities:
Securities sold but not yet purchased	$121,487	$114,909	$6,558	$20
There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2013 or during the year ended December 31, 2012.

The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

		Gains (Losses) Included in
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	(Sales)	Maturities	Transfer in	Ending Balance
Nine months ended September 30, 2013:
Assets:
Fixed maturities available for sale:
Corporate	$59,065	$608	$(137)	$127	$(3,767)	$(9,879)	$—	$46,017
Total	59,065	608	(137)	127	(3,767)	(9,879)	—	46,017
Equity securities available for sale:
Common stocks	1,408	—	—	—	(169)	—	—	1,239
Preferred stocks	621	(279)	—	3,430	—	—	—	3,772
Total	2,029	(279)	—	3,430	(169)	—	—	5,011
Arbitrage trading account	928	(712)	—	824	(853)	—	—	187
Total	$62,022	$(383)	$(137)	$4,381	$(4,789)	$(9,879)	$—	$51,215
Liabilities:
Securities sold but not yet purchased	$20	$(4)	$—	$4	$(20)	$—	$—	$—

Year ended December 31, 2012:
Assets:
Fixed maturities available for sale:
Corporate	$67,828	$(1,497)	$9,622	$283	$—	$(17,171)	$—	$59,065
Total	67,828	(1,497)	9,622	283	—	(17,171)	—	59,065
Equity securities available for sale:
Common stocks	1,559	—	—	—	(151)	—	—	1,408
Preferred stocks	12,303	1,126	(1,737)	—	(11,071)	—	—	621
Total	13,862	1,126	(1,737)	—	(11,222)	—	—	2,029
Arbitrage trading account	851	(3,534)	3,570	—	(52)	—	93	928
Total	$82,541	$(3,905)	$11,455	$283	$(11,274)	$(17,171)	$93	$62,022

Liabilities:
Securities sold but not yet purchased	$21	$(1)	$—	$—	$—	$—	$—	$20
There were no significant transfers in or out of Level 3 during the nine months ended September 30, 2013 or during the year ended December 31, 2012.

(17) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Written premiums:
Direct	$1,415,775	$1,267,882	$4,221,370	$3,718,477
Assumed	251,331	226,842	695,293	608,693
Ceded	(243,481)	(218,837)	(774,174)	(656,766)
Total net premiums written	$1,423,625	$1,275,887	$4,142,489	$3,670,404

Earned premiums:
Direct	$1,351,542	$1,208,257	$3,893,806	$3,475,375
Assumed	226,530	193,024	658,063	559,304
Ceded	(249,210)	(214,748)	(708,373)	(601,138)
Total net premiums earned	$1,328,862	$1,186,533	$3,843,496	$3,433,541

Ceded losses incurred	$186,504	$114,273	$439,415	$308,692
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of September 30, 2013 and $2 million as of December 31, 2012.

(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,612,047	$11,628,850	$11,943,956	$11,968,376
Equity securities available for sale	338,907	338,907	376,022	376,022
Arbitrage trading account	619,881	619,881	329,077	329,077
Loans receivable	411,851	417,323	401,961	406,443
Cash and cash equivalents	966,326	966,326	905,670	905,670
Trading account receivables from brokers and clearing organizations	123,320	123,320	446,873	446,873
Due from broker	24,890	24,890	14,449	14,449
Liabilities:
Trading account securities sold but not yet purchased	88,489	88,489	121,487	121,487
Junior subordinated debentures	339,772	302,540	243,206	252,000
Senior notes and other debt	1,696,461	1,887,751	1,871,535	2,190,173
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

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $16 million and $20 million for the nine months ended September 30, 2013 and 2012, respectively. Grants of RSUs are made periodically, generally every other year. A summary of RSUs issued in the nine months ended September 30, 2013 and 2012 follows:

($ in thousands)	Units	Fair Value
Nine months ended September 30:
2013	93,150	$3,957
2012	2,114,720	$78,351

(20) Litigation and Contingent Liabilities

In the ordinary course of business, the Company is subject to disputes, litigation and arbitration arising from its insurance and reinsurance businesses. These matters are generally related to insurance and reinsurance claims and are considered in the establishment of loss and loss expense reserves. In addition, the Company may also become involved in legal actions which seek extra-contractual damages, punitive damages or penalties, including claims alleging bad faith in handling of insurance claims.
On October 25, 2013, a policyholder of one of the Company’s insurance subsidiaries was found liable for damages resulting from a severe automobile accident. Based on the preliminary information available at this time, as a judgment has not been entered, the damages against the policyholder could be as high as $151 million, before any judgment interest. Although the limit of the insured's policy is $1 million, the Company may have exposure for extra-contractual damages above the policy limit. The Company believes there are meritorious grounds to contest this matter.
The Company expects its ultimate liability with respect to such matters will not be material to its financial condition. However, adverse outcomes on such matters are possible, from time to time, and could be material to the Company’s results of operations in any particular financial reporting period.

(21) Business Segments
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
During the first quarter of 2013, the Company changed the aggregation of its business segments. All domestic insurance operating companies, previously included in the Specialty, Regional and Alternative Markets segments, were aggregated into the Insurance-Domestic segment; all international insurance companies were aggregated into the Insurance-International segment; and all reinsurance operating companies were aggregated into the Reinsurance-Global segment. The segment disclosures for prior periods have been revised to be consistent with the new reportable business segment presentation. The segment disclosures for the years ended December 31, 2012, 2011 and 2010, and as of December 31, 2012 and 2011, have also been included herein, revised for the new reportable business segment presentation.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate.

Summary financial information about the Company's business segments is presented in the following tables.

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
Three months ended September 30, 2013:
Insurance-Domestic	$958,994	$94,071	$26,125	$1,079,190	$172,177	$118,183
Insurance-International	189,054	11,151	—	200,205	16,129	11,225
Reinsurance-Global	180,814	20,121	—	200,935	24,559	17,300
Corporate and eliminations (1)	—	291	109,634	109,925	(58,501)	(38,248)
Net investment gains	—	—	43,869	43,869	43,869	28,514
Total	$1,328,862	$125,634	$179,628	$1,634,124	$198,233	$136,974
Three months ended September 30, 2012:
Insurance-Domestic	$873,835	$82,565	$26,208	$982,608	$132,498	$94,852
Insurance-International	157,773	10,411	—	168,184	13,806	10,027
Reinsurance-Global	154,925	21,149	—	176,074	23,048	17,202
Corporate and eliminations (1)	—	1,894	69,515	71,409	(57,885)	(35,945)
Net investment gains	—	—	22,226	22,226	22,226	14,811
Total	$1,186,533	$116,019	$117,949	$1,420,501	$133,693	$100,947
Nine months ended September 30, 2013:
Insurance-Domestic	$2,769,369	$299,430	$80,513	$3,149,312	$465,861	$324,069
Insurance-International	540,365	36,383	—	576,748	51,094	35,794
Reinsurance-Global	533,762	65,656	—	599,418	87,252	61,375
Corporate and eliminations (1)	—	3,831	285,650	289,481	(183,941)	(114,674)
Net investment gains	—	—	96,896	96,896	96,896	62,982
Total	$3,843,496	$405,300	$463,059	$4,711,855	$517,162	$369,546
Nine months ended September 30, 2012:
Insurance-Domestic	$2,530,638	$315,307	$77,121	$2,923,066	$424,873	$304,167
Insurance-International	456,159	31,936	—	488,095	43,287	30,972
Reinsurance-Global	446,744	78,287	—	525,031	82,140	60,343
Corporate and eliminations (1)	—	9,358	175,400	184,758	(174,868)	(112,122)
Net investment gains	—	—	94,003	94,003	94,003	61,743
Total	$3,433,541	$434,888	$346,524	$4,214,953	$469,435	$345,103
___________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable assets by segment are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Insurance-Domestic	$15,097,667	$14,661,476
Insurance-International	1,451,487	1,541,365
Reinsurance-Global	3,090,334	3,337,937
Corporate and eliminations	884,231	615,118
Total	$20,523,719	$20,155,896

Net premiums earned by major line of business are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Insurance-Domestic:
Other liability	$314,878	$280,808	$917,910	$812,153
Workers’ compensation	252,220	223,477	722,422	637,583
Short-tail lines (1)	199,181	189,613	570,868	552,905
Commercial automobile	125,942	116,418	361,964	339,317
Products liability	66,773	63,519	196,205	188,680
Total	958,994	873,835	2,769,369	2,530,638

Insurance-International:
Other liability	18,457	29,719	48,745	47,559
Workers’ compensation	20,847	21,102	65,482	59,618
Short-tail lines (1)	92,213	52,043	248,637	183,791
Commercial automobile	30,898	30,557	97,929	90,831
Products liability	26,639	24,352	79,572	74,360
Total	189,054	157,773	540,365	456,159

Reinsurance-Global:
Casualty	128,127	112,914	371,571	321,277
Property	52,687	42,011	162,191	125,467
Total	180,814	154,925	533,762	446,744

Total	$1,328,862	$1,186,533	$3,843,496	$3,433,541
_____________________
(1) Short-tail lines includes commercial multi-peril (non-liability), inland and ocean marine, accident and health, fidelity and surety, boiler and machinery and other lines.

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of those words or other comparable words. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2013 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information is not and should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments; pending litigation and related coverage issues; effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of any legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Act of 2002, as amended ("TRIA"), and the potential expiration of TRIA; the ability of our reinsurers to pay reinsurance recoverables owed to us; foreign currency and political risks relating to our international operations; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk relating to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; our ability to attract and retain key personnel and qualified employees; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause our actual results for the year 2013 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
The profitability of the Company’s insurance business is affected primarily by the adequacy of premium rates. The ultimate adequacy of premium rates is not known with certainty at the time an insurance policy is issued because premiums are determined before claims are reported. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and other disasters, regulatory measures and court decisions that define and change the extent of coverage and the effects of economic inflation on the amount of compensation for injuries or losses. General insurance prices are also influenced by available insurance capacity, i.e., the level of statutory capital and surplus employed in the industry, and the industry’s willingness to deploy that capital.
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
Our net reserves for losses and loss expenses of approximately $8.6 billion as of September 30, 2013 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be significantly higher or lower than the amounts reflected above.
Approximately $1.6 billion, or 19%, of the Company’s net loss reserves as of September 30, 2013 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2013 and December 31, 2012:

(In thousands)	September 30,	December 31,
	2013	2012
Insurance-Domestic	$6,463,249	$6,297,773
Insurance-International	572,835	540,769
Reinsurance-Global	1,598,357	1,573,309
Net reserves for losses and loss expenses	8,634,441	8,411,851
Ceded reserves for losses and loss expenses	1,426,613	1,339,235
Gross reserves for losses and loss expenses	$10,061,054	$9,751,086
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2013 and December 31, 2012:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2013
Other liability	$953,132	$1,851,653	$2,804,785
Workers’ compensation	1,467,686	1,164,933	2,632,619
Professional liability	316,728	334,955	651,683
Commercial automobile	267,326	200,898	468,224
Short-tail lines	249,567	229,206	478,773
Total primary	3,254,439	3,781,645	7,036,084
Reinsurance	657,838	940,519	1,598,357
Total	$3,912,277	$4,722,164	$8,634,441
December 31, 2012
Other liability	$922,568	$1,863,465	$2,786,033
Workers’ compensation	1,427,599	1,114,340	2,541,939
Professional liability	271,854	312,811	584,665
Commercial automobile	275,322	204,900	480,222
Short-tail lines	240,411	205,272	445,683
Total primary	3,137,754	3,700,788	6,838,542
Reinsurance	626,962	946,347	1,573,309
Total	$3,764,716	$4,647,135	$8,411,851
Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $840 million and $867 million as of September 30, 2013 and December 31, 2012, respectively.

The following table presents development in our estimate of claims occurring in prior years:

	For the Nine Months Ended
	September 30,
(In thousands)	2013	2012
Favorable (unfavorable) reserve development:
Insurance-Domestic	$59,857	$56,186
Insurance-International	(6,589)	2,954
Reinsurance-Global	21,460	23,454
Total favorable reserve development	$74,728	$82,594

For the nine months ended September 30, 2013, estimates for claims occurring in prior years decreased by $75 million. The favorable reserve development in 2013 was primarily attributable to accident years 2006 through 2012, and was partially offset by unfavorable reserve development for accident years prior to 2006. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.

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

For Insurance-International business, unfavorable reserve development in 2013 was primarily related to professional indemnity business in the United Kingdom and medical malpractice business in Spain.

For Reinsurance-Global business, favorable reserve development in 2013 was primarily related to our minority participation in a Lloyd's syndicate that writes a broad range of mainly short-tail classes of business. This favorable development was concentrated largely in accident year 2012.
The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate of 2.2%. As of September 30, 2013, the aggregate blended discount rates ranged from 2.1% to 6.5%, with a weighted average discount rate of 4.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $840 million and $867 million as of September 30, 2013 and December 31, 2012, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $64 million and $73 million at September 30, 2013 and December 31, 2012, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of September 30, 2013:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	431	$2,915,874	$88,934
Unrealized loss of 20% or greater of amortized cost:
Twelve months and longer	7	1,540	1,166
Total	438	$2,917,414	$90,100
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2013 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	12	$56,553	$4,141
Corporate	10	44,525	2,534
State and municipal	1	10,864	2
Foreign	3	24,529	744
Total	26	$136,471	$7,421

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
Preferred Stocks – At September 30, 2013, there were four preferred stocks in an unrealized loss position, with an aggregate fair value of $47 million and a gross unrealized loss of $8 million. Based upon management's view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.

Common Stocks – At September 30, 2013, the Company owned two common stocks in an unrealized loss position with an aggregate fair value of $37 million and an aggregate unrealized loss of $6 million. The Company does not consider these common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million at September 30, 2013 and $6 million at December 31, 2012.
The Company monitors the performance of its loans receivable and assesses the ability of each borrower to pay principal and interest based upon loan structure, underlying property values, cash flow and related financial and operating performance of the property and market conditions. Loans receivable with a potential for default are further assessed using discounted cash flow analysis and comparable cost and sales methodologies, if appropriate.
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

The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2013:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,415,993	90.5%
Syndicate manager	70,426	0.6%
Directly by the Company based on:
Observable data	978,061	8.5%
Cash flow model	46,017	0.4%
Total	$11,510,497	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2013, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2013 and 2012. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. See the further discussion of the change to our business segments in Note 21 to the interim consolidated financial statements.

($ in thousands)	2013	2012
Insurance-Domestic:
Gross premiums written	$3,620,776	$3,217,150
Net premiums written	3,008,429	2,704,594
Net premiums earned	2,769,369	2,530,638
Loss ratio	61.6%	63.6%
Expense ratio	32.9%	32.6%
GAAP combined ratio	94.5%	96.2%
Insurance-International:
Gross premiums written	$686,870	$587,603
Net premiums written	572,641	483,414
Net premiums earned	540,365	456,159
Loss ratio	58.8%	57.8%
Expense ratio	38.3%	40.7%
GAAP combined ratio	97.1%	98.5%
Reinsurance-Global:
Gross premiums written	$609,017	$522,417
Net premiums written	561,419	482,396
Net premiums earned	533,762	446,744
Loss ratio	60.9%	61.3%
Expense ratio	35.1%	37.6%
GAAP combined ratio	96.0%	98.9%
Consolidated:
Gross premiums written	$4,916,663	$4,327,170
Net premiums written	4,142,489	3,670,404
Net premiums earned	3,843,496	3,433,541
Loss ratio	61.1%	62.5%
Expense ratio	34.0%	34.3%
GAAP combined ratio	95.1%	96.8%

Net Income to Common Stockholders. The following table presents the Company's net income to common stockholders and net income per diluted share for the nine months ended September 30, 2013 and 2012:

(In thousands, except per share data)	2013	2012
Net income to common stockholders	$369,546	$345,103
Weighted average diluted shares	141,095	142,941
Net income per diluted share	$2.62	$2.41
The Company reported net income of $370 million in 2013 compared to $345 million in 2012. The increase in net income was primarily due to an increase in after-tax underwriting income of $53 million, partially offset by a decrease in after-tax net investment income of $25 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012 and 2013.
Premiums. Gross premiums written were $4,917 million in 2013, an increase of 14% from $4,327 million in 2012. The growth was due to a combination of rate increases and increased exposures, including expansion into new geographic and product markets. Approximately 76% of policies expiring in 2013 were renewed, compared with a 78% renewal retention rate for policies expiring in 2012. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2013 increased 6.9%. Audit premiums were $71 million in 2013 compared with $67 million in 2012.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011 andcontinued to increase in 2012 and the first nine months of 2013. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. A summary of gross premiums written in 2013 compared with 2012 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 13% to $3,621 million in 2013 from $3,217 million in 2012. Gross premiums increased $197 million (20%) for other liability, $106 million (12%) for workers' compensation, $39 million (16%) for professional liability, $38 million (5%) for short-tail lines and $24 million (6%) for commercial automobile.

•
Insurance-International gross premiums increased 17% to $687 million in 2013 from $588 million in 2012. Gross premiums increased $81 million (29%) for short-tail lines, $8 million (12%) for other liability, $5 million (9%) for workers' compensation and $5 million (7%) for professional liability.

•
Reinsurance-Global gross premiums increased 17% to $609 million in 2013 from $522 million in 2012. Gross premiums increased $60 million (18%) for casualty business and $27 million (15%) for property business.

Net premiums written were $4,142 million in 2013, an increase of 13% from $3,670 million in 2012. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2013 and 15% in 2012. The increase in the percentage of business ceded was due to expanded reinsurance protection for certain lines of business and to disproportionately higher growth by companies that purchase more reinsurance protection.
Premiums earned increased 12% to $3,843 million in 2013 from $3,434 million in 2012. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect to recognize recent rate increases over the upcoming quarters. Premiums earned in 2013 are related to business written during both 2013 and 2012.

Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2013 and 2012:

($ in thousands)	Amount		Average Annualized Yield
	2013	2012	2013	2012
Fixed maturity securities, including cash and cash equivalents and loans receivable	$333,072	$360,577	3.5%	3.8%
Arbitrage trading account	14,265	8,938	3.8	3.7
Investment funds	45,248	50,124	7.4	10.2
Equity securities available for sale	9,073	10,980	3.8	3.8
Real estate	9,343	8,621	2.1	3.1
Gross investment income	411,001	439,240	3.7%	4.1%
Investment expenses	(5,701)	(4,352)
Total	$405,300	$434,888	3.7%	4.0%
Net investment income decreased 7% to $405 million in 2013 from $435 million in 2012. The decrease in investment income was primarily due to a decrease in income from fixed maturity securities. The average annualized yield for fixed maturity securities declined from 3.8% in 2012 to 3.5% in 2013 due to lower long-term reinvestment yields available in the market. We expect investment income on our fixed maturity portfolio to decline further if interest rates remain at their current low levels. Average invested assets, at cost (including cash and cash equivalents) were $14.8 billion in 2013 and $14.5 billion in 2012.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $81 million in 2013, up from $77 million in 2012, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $97 million in 2013 compared with $85 million in 2012.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. There were no other-than-temporary impairments in 2013 compared with $9 million in 2012. There was no change in the valuation allowance in 2013 compared with a decrease of $14 million in 2012.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $285 million in 2013 from $173 million in 2012, primarily as a result of the acquisition of an aircraft equipment supplier in January 2013.
Losses and Loss Expenses. Losses and loss expenses increased to $2,348 million in 2013 from $2,147 million in 2012. The consolidated loss ratio was 61.1% in 2013, down from 62.5% in 2012. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $52 million in 2013 compared with $39 million in 2012. Favorable prior year reserve development was $75 million in 2013 compared with $83 million in 2012, a difference of 0.5 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.1 points to 61.7% in 2013 from 63.8% in 2012 due to favorable pricing trends. A summary of loss ratios in 2013 compared with 2012 by business segment follows:

•
Insurance-Domestic - The loss ratio of 61.6% in 2013 was 2.0 points lower than the loss ratio of 63.6% in 2012. Catastrophe losses were $36 million in 2013, the same as in 2012. Favorable prior year reserve development was $60 million in 2013 compared with $56 million in 2012, a difference of 0.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.9 points to 62.5% in 2013 from 64.4% in 2012.

•
Insurance-International - The loss ratio of 58.8% in 2013 was 1.0 points higher than the loss ratio of 57.8% in 2012. Prior year reserves increased by $7 million in 2013 compared with favorable prior year development of $3 million in 2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.0 points to 56.3% in 2013 from 58.3% in 2012.

•
Reinsurance-Global - The loss ratio of 60.9% in 2013 was 0.4 points lower than the loss ratio of 61.3% in 2012. There were $9 million in catastrophe losses in 2013 compared with $3 million in 2012, an increase of 1.1 loss ratio points. Favorable prior year reserve development was $21 million in 2013 and $23 million in 2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.8 points to 63.2% in 2013 from 66.0% in 2012 due to lower property losses.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2013	2012
Underwriting expenses	$1,305,195	$1,177,620
Service expenses	66,505	63,996
Debt extinguishment costs	6,709	—
Net foreign currency gains	(6,388)	(2,873)
Other costs and expenses	107,965	93,281
Total	$1,479,986	$1,332,024
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 11% compared with an increase in net premiums earned of of 12%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased 0.3 points to 34.0% in 2013 from 34.3% in 2012 due to a 12% increase in earned premiums. We expect our expense ratio to further improve over time if insurance prices continue to increase at current levels.
Service expenses, which represent the costs associated with the fee-based businesses, increased 4% to $67 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Debt extinguishment costs of $6.7 million in 2013 represent unamortized debt issuance costs related to $250 million of 6.750% Subordinated Debentures that were due in 2045 and were prepaid in May 2013.
Net foreign currency gains of $7 million in 2013 (compared to $3 million in 2012) resulted from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses were $108 million in 2013 compared with $93 million in 2012. Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees increased to $274 million in 2013 from $172 million in 2012 primarily due to an acquisition of an aircraft equipment supplier in January 2013.
Interest Expense. Interest expense was $93 million in 2013 compared with $94 million in 2012. The Company issued $350 million of 4.625% senior notes in March 2012 and repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% Subordinated Debentures due 2053 and prepaid $250 million of 6.750% Subordinated Debentures that were due in 2045.
Income Taxes. The effective income tax rate was 28% in 2013 and 27% in 2012. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. The increase in the effective tax rate in 2013 compared with 2012 is due to a decline in tax-exempt investment income.

The Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $116 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $10 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2013 and 2012. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit. See the further discussion of the change to our business segments in Note 21 to the interim consolidated financial statements.

($ in thousands)	2013	2012
Insurance-Domestic:
Gross premiums written	$1,254,868	$1,127,578
Net premiums written	1,054,465	952,332
Net premiums earned	958,994	873,835
Loss ratio	59.5%	62.9%
Expense ratio	33.0%	31.8%
GAAP combined ratio	92.5%	94.7%
Insurance-International:
Gross premiums written	$193,557	$170,037
Net premiums written	166,061	140,444
Net premiums earned	189,054	157,773
Loss ratio	59.4%	57.8%
Expense ratio	38.0%	41.3%
GAAP combined ratio	97.4%	99.1%
Reinsurance-Global:
Gross premiums written	$218,681	$197,109
Net premiums written	203,099	183,111
Net premiums earned	180,814	154,925
Loss ratio	63.7%	61.9%
Expense ratio	33.8%	36.4%
GAAP combined ratio	97.5%	98.3%
Consolidated:
Gross premiums written	$1,667,106	$1,494,724
Net premiums written	1,423,625	1,275,887
Net premiums earned	1,328,862	1,186,533
Loss ratio	60.1%	62.1%
Expense ratio	33.8%	33.7%
GAAP combined ratio	93.9%	95.8%

Net Income to Common Stockholders. The following table presents the Company's net income to common stockholders and net income per diluted share for the three months ended September 30, 2013 and 2012:

(In thousands, except per share data)	2013	2012
Net income to common stockholders	$136,974	$100,947
Weighted average diluted shares	140,758	141,637
Net income per diluted share	$0.97	$0.71
The Company reported net income of $137 million in 2013 compared to $101 million in 2012. The increase in net income was primarily due to increases in after-tax underwriting income of $20 million and after-tax investment gains of $15 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2012 and 2013.
Premiums. Gross premiums written were $1,667 million in 2013, an increase of 12% from $1,495 million in 2012. The growth was due to a combination of rate increases and increased exposures, including expansion into new geographic and product markets. Approximately 75% of policies expiring in 2013 were renewed, compared with a 78% renewal retention rate for policies expiring in 2012. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2013 increased 6.4%. Audit premiums were $19 million in 2013 compared with $22 million in 2012.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011 and continued to increase in 2012 and 2013. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. A summary of gross premiums written in 2013 compared with 2012 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 11% to $1,255 million in 2013 from $1,128 million in 2012. Gross premiums increased $71 million (22%) for other liability, $31 million (10%) for workers' compensation, $15 million (16%) for professional liability, $5 million (4%) for commercial automobile and $5 million (2%) for short-tail lines.

•
Insurance-International gross premiums increased 14% to $194 million in 2013 from $170 million in 2012. Gross premiums increased $35 million (66%) for short-tail lines and decreased $10 million (30%) for other liability and $1 million (3%) for automobile.

•
Reinsurance-Global gross premiums increased 11% to $219 million in 2013 from $197 million in 2012. Gross premiums increased $15 million (11%) for casualty business and $7 million (11%) for property business.

Net premiums written were $1,424 million in 2013, an increase of 12% from $1,276 million in 2012. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in each of 2013 and 2012.
Premiums earned increased 12% to $1,329 million in 2013 from $1,187 million in 2012. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect to recognize recent rate increases over the upcoming quarters. Premiums earned in 2013 are related to business written during both 2013 and 2012.

Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2013 and 2012:

($ in thousands)	Amount		Average Annualized Yield
	2013	2012	2013	2012
Fixed maturity securities, including cash and cash equivalents and loans receivable	$104,033	$121,454	3.3%	3.8%
Arbitrage trading account	5,492	2,397	4.2	3.0
Investment funds	11,738	(13,118)	5.5	(7.6)
Equity securities available for sale	3,192	4,001	4.0	4.1
Real estate	3,086	3,097	2.0	3.1
Gross investment income	127,541	117,831	3.4%	3.2%
Investment expenses	(1,907)	(1,812)
Total	$125,634	$116,019	3.4%	3.2%

Net investment income increased 8% to $126 million in 2013 from $116 million in 2012. The increase in investment income was primarily due to a increase in income from investment funds (investment funds are reported on a one quarter lag), partially offset by lower interest income on fixed income securities. The average annualized yield for fixed maturity securities declined to 3.3% from 3.8% due to lower long-term reinvestment yields available in the market. We expect investment income on our fixed maturity portfolio to decline if interest rates remain at their current low levels. Average invested assets, at cost (including cash and cash equivalents) were $14.9 billion in 2013 and $14.7 billion in 2012.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $26 million in both 2013 and 2012.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $44 million in 2013 compared with $17 million in 2012.
Change in Valuation Allowance, Net of Other-Than-Temporary Impairments. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. The valuation allowance, net of other-than-temporary impairments, was unchanged in 2013 and decreased $5 million in 2012.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $109 million in 2013 from $68 million in 2012, primarily as a result of the acquisition of an aircraft equipment supplier in January 2013.
Losses and Loss Expenses. Losses and loss expenses increased to $798 million in 2013 from $737 million in 2012. The consolidated loss ratio was 60.1% in 2013, down from 62.1% in 2012. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $13 million in 2013 compared with $8 million in 2012. Favorable prior year reserve development was $33 million in 2013 compared with $28 million in 2012, a difference of 0.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.1 points to 61.6% in 2013 from 63.7% in 2012 due to favorable pricing trends. A summary of loss ratios in 2013 compared with 2012 by business segment follows:

•
Insurance-Domestic - The loss ratio of 59.5% in 2013 was 3.4 points lower than the loss ratio of 62.9% in 2012. Catastrophe losses were $6 million in both 2013 and 2012. Favorable prior year reserve development was $32 million in 2013 compared with $21 million in 2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.4 points to 62.3% in 2013 from 64.7% in 2012.

•
Insurance-International - The loss ratio of 59.4% in 2013 was 1.6 points higher than the loss ratio of 57.8% in 2012. Prior year reserves increased $5 million in 2013 compared with none in 2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.6 points to 55.0% in 2013 from 57.6% in 2012.

•
Reinsurance-Global - The loss ratio of 63.7% in 2013 was 1.8 points higher than the loss ratio of 61.9% in 2012. There were $4 million in catastrophe losses in 2013 compared with $2 million in 2012, an increase of 0.7 loss ratio points. Favorable prior year development was $5 million in 2013 compared with $6 million in 2012, a difference of 1.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development was unchanged at 64.5% in 2013 and 2012.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2013	2012
Underwriting expenses	$449,711	$399,677
Service expenses	21,064	22,769
Net foreign currency gains	(1,617)	(1,575)
Other costs and expenses	34,938	30,616
Total	$504,096	$451,487
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 13% compared with an increase in net premiums earned of

12%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.8% in 2013 and 33.7% in 2012. The increase in the expense ratio reflects higher earned premiums, partially offset by lower ceding commissions received from reinsurers as we have shifted some of our reinsurance programs from quota share structures to excess of loss programs. We expect our expense ratio to further improve over time if insurance prices continue to increase at current levels.
Service expenses, which represent the costs associated with the fee-based businesses, decreased 7% to $21 million. The decrease was due to an decrease in general and administrative expenses related to fee-based business.
Net foreign currency gains of $1.6 million in 2013 and 2012 resulted from transactions denominated in a currency other than the operating unit’s functional currency.
Other costs and expenses were $35 million in 2013 compared with $31 million in 2012. Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees increased to $103 million in 2013 from $66 million in 2012 primarily due to an acquisition of an aircraft equipment supplier in January 2013.
Interest Expense. Interest expense was $30 million in 2013 compared with $33 million in 2012. The Company issued $350 million of 4.625% senior notes in March 2012 and repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% Subordinated Debentures due 2053 and prepaid $250 million of 6.750% Subordinated Debentures that were due in 2045.
Income Taxes. The effective income tax rate was 30% in 2013 and 24% in 2012. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. The increase in the effective tax rate in 2013 compared with 2012 is due to a decline in tax-exempt investment income.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.2 years at September 30, 2013 and 3.4 years at December 31, 2012. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2013 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$825,059	5.7%
State and municipal:
Special revenue	2,029,400	14.0
State general obligation	768,735	5.3
Pre-refunded (1)	634,447	4.4
Corporate backed	415,627	2.9
Local general obligation	337,910	2.3
Total state and municipal	4,186,119	28.9
Mortgage-backed securities:
Agency	1,086,626	7.5
Residential-Prime	205,382	1.4
Commercial	130,926	0.9
Residential-Alt A	99,101	0.7
Total mortgage-backed securities	1,522,035	10.5
Corporate:
Industrial	1,615,097	11.1
Asset-backed	1,055,299	7.3
Financial	908,449	6.3
Utilities	218,512	1.5
Other	108,113	0.7
Total corporate	3,905,470	26.9
Foreign government and foreign government agencies	1,173,364	8.1
Total fixed maturity securities	11,612,047	80.1
Equity securities
Common stocks	238,542	1.6
Preferred stocks	100,365	0.7
Total equity securities	338,907	2.3

Investment funds	873,884	6.0
Real estate	647,698	4.5
Arbitrage trading account	619,881	4.3
Loans receivable	411,851	2.8
Total investments	$14,504,268	100.0%

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
At September 30, 2013, investments in foreign fixed maturity securities were as follows:

$ in thousands)	Government	Corporate	Total
Australia	$253,731	$97,873	$351,604
Canada	141,852	63,875	205,727
United Kingdom	131,742	59,297	191,039
Argentina	114,041	57,981	172,022
Germany	66,081	—	66,081
Norway	61,674		61,674
Brazil	54,908	—	54,908
Supranational (1)	33,904	—	33,904
Netherlands	—	15,648	15,648
Switzerland	—	10,750	10,750
Singapore	6,847	—	6,847
Uruguay	3,160	—	3,160
Total	$867,940	$305,424	$1,173,364
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter- American Development Bank.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At September 30, 2013, the carrying value of investment funds was $874 million, including investments in real estate funds of $387 million and investments in energy funds of $155 million.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2013, the primary real estate properties are an office building in operation, three office buildings under development and a long-term ground lease.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $412 million and an aggregate fair value of $417 million at September 30, 2013. Amortized cost of these loans is net of a valuation allowance of $2 million as of September 30, 2013. The eight largest loans have an aggregate amortized cost of $304 million and an aggregate fair value of $308 million as of such date and are secured by commercial real estate. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The loans are secured by commercial real estate located primarily in New York City, California, Hawaii and Chicago.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.2 years at September 30, 2013 and 3.4 years at December 31, 2012. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $627 million in the first nine months of 2013 from $453 million in the comparable period in 2012 due to an increase in cash flow from underwriting activities (due in large part to the lower paid loss ratio), which was partially offset by higher tax payments. The increase in cash flow from underwriting activities primarily reflects a reduction in the paid loss ratio (paid losses as a percent of earned premiums) to 54% in the first nine months of 2013 from 58% in the comparable period in 2012.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 81% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2013. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At September 30, 2013, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $2,036 million and a face amount of $2,058 million. The maturities of the outstanding debt are $2 million in 2013, $6 million in 2014, $238 million in 2015, $34 million in 2016, $1 million in 2018, $450 million in 2019, $300 million in 2020, $427 million in 2022, $1 million in 2023, $250 million in 2037 and $350 million in 2053.
The Company issued $350 million of 4.625% senior notes in March 2012 and repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% Subordinated Debentures due 2053 and prepaid $250 million of 6.750% Subordinated Debentures that were due in 2045.
Equity. At September 30, 2013, total common stockholders’ equity was $4.4 billion, common shares outstanding were approximately 135 million and stockholders’ equity per outstanding share was $32.32.
Total Capital. Total capitalization (equity, debt and junior subordinated debentures) was $6.4 billion at September 30, 2013. The percentage of the Company’s capital attributable to debt and junior subordinated debentures was 32% at September 30, 2013 and 33% at December 31, 2012.

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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Please see Note 20 to the notes to interim consolidated financial statements

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2013 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2013	—	$—	—	8,291,856
August 2013	50,000	41.12	50,000	8,241,856
September 2013	144,838	$41.09	144,838	8,097,018

Item 6. Exhibits

Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 8, 2013	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	November 8, 2013	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer