Form 10-K
period 2013-12-31
BERKLEY W R CORP
filed 2014-02-28
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission file number 1-15202

W. R. BERKLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-1867895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
475 Steamboat Road, Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)
Registrant’s telephone number, including area code: (203) 629-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.20 per share	New York Stock Exchange
5.625% Subordinated Debentures due 2053	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,360,513,620.
Number of shares of common stock, $.20 par value, outstanding as of February 25, 2014: 128,538,265
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	19
ITEM	1B.	UNRESOLVED STAFF COMMENTS	27
ITEM	2.	PROPERTIES	27
ITEM	3.	LEGAL PROCEEDINGS	27
ITEM	4.	MINE SAFETY DISCLOSURES	27

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28
ITEM	6.	SELECTED FINANCIAL DATA	29
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	85
ITEM	9A.	CONTROLS AND PROCEDURES	86
ITEM	9B.	OTHER INFORMATION	89

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	89
ITEM	11.	EXECUTIVE COMPENSATION	89
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	89
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	89
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	89

	PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	89
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2014 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•	the cyclical nature of the property casualty industry;

•	the impact of significant competition, including new alternative entrants to the industry;

•	the long-tail and potentially volatile nature of the insurance and reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

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

•	foreign currency and political risks relating to our international operations;

•	our ability to attract and retain key personnel and qualified employees;

•	continued availability of capital and financing;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Act of 2002, as amended ("TRIA"), and the potential expiration of TRIA;

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	credit risk relating to our policyholders, independent agents and brokers;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	potential difficulties with technology and/or data security;

•	the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2014 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I
ITEM 1. BUSINESS

W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States. It operates in the following segments of the property casualty insurance business:

•	Insurance-Domestic - commercial insurance business, including excess and surplus lines and admitted lines, primarily throughout the United States;

•	Insurance-International - insurance business primarily in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, and Australia; and

•	Reinsurance-Global - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, and the Asia-Pacific Region.
Each of our three business segments is composed of individual operating units that serve a market defined by geography, products, services or types of customers. Each of our operating units is positioned close to its customer base and participates in a niche market requiring specialized knowledge about a territory or product. This strategy of decentralized operations allows each of our units to identify and respond quickly and effectively to changing market conditions and local customer needs, while capitalizing on the benefits of centralized capital, investment and reinsurance management, and corporate actuarial, financial, enterprise risk management and legal staff support.
Our business approach is focused on meeting the needs of our customers, maintaining a high quality balance sheet, and allocating capital to our best opportunities. New businesses are started when opportunities are identified and when the right talent and expertise are found to lead a business. Of our 49 operating units, 42 have been organized and developed internally and seven have been added through acquisition. Of these units, 24 have been formed since 2006.
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our operating segments for each of the past five years were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Net premiums written:
Insurance-Domestic	$3,994,387	$3,569,883	$3,238,120	$2,938,223	$2,931,188
Insurance-International	756,185	664,459	551,910	430,252	302,594
Reinsurance-Global	749,601	664,197	567,338	482,451	496,313
Total	$5,500,173	$4,898,539	$4,357,368	$3,850,926	$3,730,095

	Year Ended December 31,
	2013	2012	2011	2010	2009
Percentage of net premiums written:
Insurance-Domestic	72.6%	72.8%	74.3%	76.3%	78.6%
Insurance-International	13.8	13.6	12.7	11.2	8.1
Reinsurance-Global	13.6	13.6	13.0	12.5	13.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The following sections describe our reporting segments and their operating units in greater detail. These operating units underwrite on behalf of one or more affiliated insurance companies within the group. Certain operating units are identified by us herein for descriptive purposes only and are not legal entities. Unless otherwise indicated, all references in this Form 10-K to “W. R. Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries and operating units. W. R. Berkley Corporation is a Delaware corporation formed in 1970.
Insurance-Domestic
Certain of our Insurance -Domestic operating units underwrite specialty risks within the excess and surplus lines market and on an admitted basis. The risks are highly complex, often unique exposures that typically fall outside the underwriting guidelines of the standard insurance market or are best served by specialized knowledge of a particular industry. The specialty lines of business include premises operations, commercial automobile, property, products liability and professional liability lines. The customers are highly diverse. Each operating unit delivers their products through a variety of distribution channels, depending on the customer base and particular risks insured.
Other operating units provide insurance products and services that meet the specific needs of each regionally differentiated customer base by developing expertise in the niches that drive local communities. They provide commercial insurance products to customers primarily in 45 states and the District of Columbia. Key clients of these units are small-to-mid-sized businesses and state and local governmental entities. Business is sold through a network of non-exclusive independent agents who are compensated on a commission basis. These operating units are organized geographically in order to provide them with the flexibility to adapt quickly to local market conditions and customer needs.
Often, alternative methods of risk management result in our customers choosing to retain more risk than they might otherwise retain in the traditional insurance market. To address this need, our operating units offer insurance products, analytical tools and risk management services such as loss control and claims management that enable clients to select their risk tolerance and manage it appropriately. These units specialize in insuring, reinsuring and administering self-insurance programs and other alternative risk transfer mechanisms for clients such as commercial and governmental entity employers, employer groups, insurers, and other groups or entities seeking alternative ways to manage their exposure to risks. In addition to providing insurance products, the alternative markets units also provide a wide variety of fee-based services, including claims, administrative and consulting services.
Operating units comprising the Insurance-Domestic segment are as follows:
Acadia Insurance is a Northeast regional property casualty underwriter offering a broad portfolio of products exclusively through local independent agents in Connecticut, Maine, Massachusetts, New Hampshire, New York and Vermont. In addition to its general offerings, Acadia has specialized expertise in insuring regional businesses and industries such as construction, lumber and fishing.
Admiral Insurance provides excess and surplus lines coverage for commercial risks that generally consist of hard-to- place, specialized risks that involve moderate to high degrees of hazard. Its lines of business include general liability, professional liability, property, and excess and umbrella coverage. Admiral's professional liability and program operations include special coverages for technology, ambulatory surgery centers, chiropractors and concierge physicians. Its products are distributed exclusively by wholesale brokers.
American Mining Insurance offers workers' compensation insurance as well as general liability, automobile, and excess liability coverages to a broad range of firms within the mining and aggregate industries in the United States. It also serves as a third-party administrator of workers' compensation mining claims for clients in several states.
Berkley Accident and Health underwrites accident and health insurance and reinsurance products in four primary areas: medical stop loss, managed care, special risk and group captive. It has a diversified product and service portfolio serving a range of clients from small employers, health care organizations, and membership groups to Fortune 500 companies.
Berkley Asset Protection provides products designed to protect a broad spectrum of high-value commercial and personal assets, including coverage for fine art risks such as museums, galleries and corporate and private collections; fidelity/crime for commercial and public entity risks; jewelers block for wholesale, retail, manufacturing and mining risks; cash-in-transit carriers and certain inland marine risks. Package coverages include property, general liability, umbrella and workers' compensation.
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

Berkley Design Professional specializes in professional liability insurance products and services for the design professional industry including architects, engineers and consultants.
Berkley FinSecure serves the insurance needs of financial institutions, credit unions, mortgage lenders, mortgage servicers and trust managers. It offers a comprehensive range of property, casualty, professional liability, and specialty lines insurance products and loss control services, including financial institution-specific commercial package policies, workers' compensation, umbrella, commercial auto, management liability coverages, and financial institution bonds.
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
Berkley Medical Excess insures healthcare organizations such as hospitals and clinics that retain a portion of their risk exposure through a self-funded mechanism and seek to maximize the effectiveness and efficiency of their excess risk financing program.
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
Berkley North Pacific provides local underwriting, claims and risk management services from its home office in Seattle, Washington and branch offices in Boise, Idaho, Spokane, Washington and Salt Lake City, Utah. It operates with a select group of agents in Washington, Oregon, Idaho, Montana and Utah to sell and service property and casualty policies for larger middle-market standard businesses and the specialty lines of agribusiness, motor carrier, petroleum distribution and construction.
Berkley Offshore Underwriting Managers is a specialist global underwriter of energy and marine risks. Its three divisions provide specialty insurance products in the energy upstream, energy liability and marine sectors.
Berkley Oil & Gas provides property casualty products and risk services to the United States energy sector. Its customer base includes risks of any size that work in the oil patch, including operators, drillers, geophysical contractors, well-servicing contractors, and manufacturers/distributors of oil field products.
Berkley Professional Liability specializes in professional liability insurance for publicly-traded and private entities based in the United States and Canada. Its liability coverages include directors and officers, fiduciary, employment practices, and sponsored insurance agents.
Berkley Program Specialists is a program management company offering both admitted and non-admitted insurance support on a nationwide basis for commercial casualty and inland marine program administrators with specialized insurance expertise. Its book is built around blocks of homogeneous business, or programs, allowing for efficient processes, effective oversight of existing programs and sound implementation of new programs.
Berkley Public Entity specializes in public entities and intergovernmental pools or trusts. Products include general liability, auto, property employment practices, incidental medical, miscellaneous professionals, crime and liability for law enforcement, public officials and educators.
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
Berkley Southeast offers a wide array of commercial lines products in six southeastern states: Mississippi, Alabama, Georgia, Tennessee, North Carolina and South Carolina.
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
Continental Western Group is a Midwest regional property and casualty insurance operation based in Des Moines, Iowa, providing underwriting and risk management services to a broad array of regional businesses in thirteen Midwest states. In addition to its generalist portfolio, Continental Western offers specialty underwriting solutions for diversified agriculture, construction, light manufacturing, transportation, volunteer fire departments, rural utilities, collector cars, public entity and implement dealers. Through its division, Berkley Agribusiness Risk Specialists, the company offers insurance for larger commercial risks across the United States for clients involved in the supply, storage, handling, processing and distribution of commodities related to the agriculture and food industries.
Gemini Transportation is a national provider of excess liability insurance for various domestic surface transportation industry businesses. It underwrites liability insurance policies for the railroad industry as well as excess liability policies for the trucking, busing and other industries that use rubber-wheeled vehicles for over-the-road use.
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
Midwest Employers Casualty provides excess workers' compensation insurance products to individual employers, groups and workers' compensation insurance companies across the United States. Its workers' compensation excess of loss products include self-insured excess of loss coverages, large deductible policies and reinsurance. Through its relationship with Berkley Net Underwriters, Midwest Employers Casualty also offers multi-state coverage for group self-insureds. It has developed sophisticated, proprietary analytical tools and risk management services that help its insureds lower their total cost of risk.
Monitor Liability Managers provides executive and professional liability insurance to small to middle-market risks on a nationwide basis. Its primary professional liability products are management liability, employment practices and fiduciary coverages for private companies and nonprofit organizations, and errors and omissions policies for accounting and law firms.
Nautilus Insurance Group insures excess and surplus lines risks for small to medium-sized commercial risks with low to moderate susceptibility to loss. It writes commercial excess and surplus lines business nationwide and admitted lines commercial business in a limited number of states. A substantial portion of Nautilus' business is written through its close, long-standing network of general agents, who are chosen on a highly selective basis.
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

Union Standard offers preferred commercial property and casualty insurance products and services to a wide range of small to medium size commercial entities through independent agents in Arizona, Arkansas, New Mexico, Oklahoma and Texas. Union Standard's strategy is built around relationships and service. In 2013, it formed Berkley Fire & Marine as a division to offer a wider range of inland marine products nationwide to customers of the regional operating units.
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

The following table sets forth the percentage of gross premiums written by each Insurance-Domestic operating unit:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Acadia Insurance	8.2%	8.6%	9.0%	9.2%	9.3%
Admiral Insurance	5.9	6.1	6.8	7.5	8.9
American Mining	0.8	0.9	1.0	1.0	1.0
Berkley Accident and Health	3.0	3.6	3.3	2.2	1.2
Berkley Asset Protection	1.1	1.0	0.8	0.7	0.5
Berkley Aviation	1.0	1.5	1.7	1.8	1.6
Berkley Custom Insurance	2.8	0.7	—	—	—
Berkley Design Professional	—	—	—	—	—
Berkley FinSecure	0.9	0.8	0.8	0.5	0.3
Berkley Life Sciences	1.1	0.8	0.6	0.5	0.5
Berkley Medical Excess	0.9	0.9	1.0	1.2	1.0
Berkley Mid-Atlantic Group	4.4	4.9	5.4	6.1	6.2
Berkley Net Underwriters	4.0	3.5	2.5	2.2	2.1
Berkley North Pacific	1.8	1.8	1.5	1.4	—
Berkley Offshore Underwriting Managers	2.3	2.2	2.0	1.7	1.2
Berkley Oil & Gas	3.9	3.2	2.2	0.4	—
Berkley Professional Liability	1.3	1.2	1.1	1.1	0.9
Berkley Program Specialists	1.5	1.8	3.1	3.1	2.7
Berkley Public Entity	0.4	0.2	—	—	—
Berkley Regional Specialty	0.4	0.4	0.4	0.4	0.4
Berkley Risk Administrators	4.9	4.8	4.0	3.2	4.7
Berkley Select	2.7	2.9	2.6	2.5	2.3
Berkley Speciatly Underwriting Managers	6.6	7.9	7.0	5.4	3.7
Berkley Southeast	—	—	—	—	—
Berkley Surety	1.3	1.3	1.6	1.7	1.3
Berkley Technology Underwriters	0.3	0.1	—	—	—
Carolina Casualty Insurance	2.4	2.3	2.3	2.2	4.0
Clermont Specialty Managers	1.5	1.6	1.7	1.8	1.8
Continental Western Group	5.9	6.4	7.0	8.2	10.7
Gemini Transportation	1.0	1.1	1.0	0.8	0.5
Key Risk Insurance	3.3	3.2	3.1	3.3	3.5
Midwest Employers Casualty	2.9	3.4	4.4	6.3	7.6
Monitor Liability Managers	3.1	3.1	3.9	4.5	4.5
Nautilus Insurance Group	5.8	6.2	6.6	7.2	7.3
Preferred Employers Insurance	2.1	2.0	1.9	1.9	1.6
Regional Excess Underwriters	—	—	—	—	—
Riverport Insurances Services	0.8	1.4	1.7	1.5	—
Union Standard	5.2	5.3	5.5	6.3	6.8
Vela Insurance Services	3.5	2.2	2.1	2.2	1.9
Verus Underwriting Managers	1.0	0.7	0.4	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth percentages of gross premiums written, by line, by our Insurance-Domestic operations:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other liability	32.4%	30.7%	31.2%	30.4%	30.9%
Workers' compensation	27.0	26.8	25.3	26.3	26.6
Short-tail lines	22.0	23.5	23.5	22.4	20.4
Commercial auto	10.7	11.2	12.1	12.7	14.2
Professional liability	7.9	7.8	7.9	8.2	7.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Insurance-International
Through our Insurance-International operating units, we write business in almost 40 countries worldwide, with branches or offices in 15 locations outside the United States, including the United Kingdom, Continental Europe, South America, Canada, Scandinavia, and Australia. In each of our operating territories, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.
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
Berkley Latinoamérica is a leading provider of property, casualty, automobile, surety, group life and health and workers' compensation products and services in its operating territories of Argentina, Brazil and Uruguay. Its largest operation, Berkley International Seguros, offers a wide range of property casualty products in Argentina, where it is a leading provider of surety, engineering, cargo and personal accident coverages. Berkley International ART, Berkley Latinoamérica's workers' compensation carrier in Argentina, is focused on small to medium-sized risks in its operating territories. Berkley International Seguros do Brasil provides surety products to small and medium-sized risks throughout Brazil, and Berkley International Seguros (Uruguay) is a provider of customized property casualty insurance products and services to small and medium-sized businesses in Uruguay.
W. R. Berkley Insurance (Europe) is based in the United Kingdom, with branches in Spain, Australia, Ireland, Norway, Sweden and Germany. Its product offering includes professional indemnity, directors' and officers' liability, medical malpractice, general liability, personal accident and travel, engineering and construction. It also offers expertise in marine, cargo, and commercial property and casualty packages.
W. R. Berkley Syndicate 1967 at Lloyd's focuses on lines of business more global in nature and where access to the Lloyd's distribution platform allows us to further expand our international reach. It works actively with select W. R. Berkley Corporation member companies to access business for which the Lloyd's platform is best suited. Syndicate 1967's book of business includes accident and commercial property and a specialized book of marine business.
The following table sets forth the percentages of gross premiums written by our Insurance-International operating units:

	Year Ended December 31,
	2013	2012	2011	2010	2009
W. R. Berkley Insurance (Europe)	40.1%	38.1%	35.4%	36.0%	40.4%
Berkley Latinoamérica	32.6	34.9	38.2	43.8	49.9
W. R. Berkley Syndicate 1967	22.9	22.4	21.5	16.3	7.2
Berkley Canada	4.4	4.6	4.9	3.9	2.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth percentages of gross premiums written, by line, by our Insurance-International operations:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Short-tail lines	51.8%	49.4%	41.4%	35.7%	22.8%
Commercial auto	15.5	18.0	19.8	23.3	19.5
Professional liability	12.9	15.1	17.6	20.0	28.0
Other liability	10.4	7.2	10.3	9.5	16.6
Workers' compensation	9.4	10.3	10.9	11.5	13.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Reinsurance-Global
We provide other insurance companies and self-insureds with assistance in managing their net risk through reinsurance on either a portfolio basis, through treaty reinsurance, or on an individual basis, through facultative reinsurance.
Berkley Re America is a specialty treaty reinsurance underwriter with an emphasis on providing solutions for insurance companies, or units within insurance companies, that have a successful business model built upon specialization in the products they underwrite. Its lines of business include general and products liability, environmental liability, professional liability, medical malpractice, automobile, umbrella and excess liability, workers' compensation, and property.
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
Berkley Re Direct is a direct casualty facultative reinsurance underwriter serving clients through a nationwide network of regional offices. Its facultative reinsurance products include automatic, semi-automatic and individual risk assumed reinsurance. Berkley Re Direct also provides its customers value-added services across its lines, including underwriting, claims and actuarial consultation.
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
The following table sets forth the percentages of gross premiums written by each Reinsurance-Global operating unit:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Berkley Re America	43.7%	45.9%	49.9%	53.6%	50.3%
Berkley Re Asia Pacific	24.8	22.1	24.4	18.1	14.6
Berkley Re UK	9.1	6.9	0.2	—	—
Facultative ReSources	8.6	8.4	7.9	11.6	16.6
Lloyd's Reinsurance	7.3	10.5	10.4	8.9	10.5
Berkley Re Direct	6.5	6.2	7.2	7.8	8.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our Reinsurance-Global operations:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Casualty	65.6%	66.9%	70.7%	69.0%	71.7%
Property	34.4	33.1	29.3	31.0	28.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Results by Industry Segment

Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Insurance-Domestic
Revenue	$4,294,213	$3,944,942	$3,586,181	$3,434,686	$3,429,075
Income before income taxes	648,740	578,500	467,126	589,138	487,835
Insurance-International
Revenue	770,190	677,637	545,467	407,704	294,054
Income before income taxes	56,922	51,639	36,912	15,172	20,691
Reinsurance-Global
Revenue	810,060	731,585	628,872	600,265	544,909
Income before income taxes	110,425	103,690	85,271	134,996	88,058
Other(1)
Revenue	534,071	469,390	395,464	281,414	163,140
Loss before income taxes	(117,199)	(31,901)	(76,223)	(140,396)	(216,706)
Total
Revenue	6,408,534	5,823,554	5,155,984	4,724,069	4,431,178
Income before income taxes	698,888	701,928	513,086	598,910	379,878
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Insurance-Domestic
Loss ratio	61.3%	63.5%	64.9%	61.1%	62.0%
Expense ratio	32.7	32.5	32.6	32.5	31.2
Combined ratio	94.0%	96.0%	97.5%	93.6%	93.2%
Insurance-International
Loss ratio	59.4%	59.7%	57.4%	59.2%	56.8%
Expense ratio	39.0	40.2	42.7	43.6	43.8
Combined ratio	98.4%	99.9%	100.1%	102.8%	100.6%
Reinsurance-Global
Loss ratio	62.2%	64.3%	64.3%	55.9%	59.9%
Expense ratio	34.8	36.3	38.0	38.6	37.3
Combined ratio	97.0%	100.6%	102.3%	94.5%	97.2%
Total
Loss ratio	61.2%	63.1%	63.9%	60.2%	61.4%
Expense ratio	33.9	34.1	34.6	34.4	32.9
Combined ratio	95.1%	97.2%	98.5%	94.6%	94.3%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Average investments, at cost(1)	$14,848,386	$14,545,371	$13,631,552	$13,356,380	$12,918,039
Net investment income(1)	$544,291	$586,763	$526,351	$530,525	$379,008
Percent earned on average investments(1)	3.7%	4.0%	3.9%	4.0%	3.0%
Net investment gains (losses)(2)	$121,544	$210,465	$125,481	$56,581	$(38,408)
Change in unrealized investment gains (losses)(3)	$(399,122)	$135,282	$147,998	$176,588	$557,444
_______________________________________

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)	Represents realized gains and losses on investments not classified as trading account securities.

(3)	Represents the change in unrealized investment gains (losses) for available for sale securities.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Barclays U.S. Aggregate Bond Index	3.1%	3.5%	4.0%	4.2%	4.9%
S&P 500® Index	2.4	2.5	2.1	2.3	3.0

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2013	2012	2011	2010	2009
1 year or less	8.0%	5.8%	6.6%	6.7%	5.3%
Over 1 year through 5 years	30.5	30.7	28.3	27.3	27.2
Over 5 years through 10 years	27.5	23.4	25.3	25.9	27.2
Over 10 years	22.3	25.5	25.5	27.1	26.0
Mortgage-backed securities	11.7	14.6	14.3	13.0	14.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2013, the fixed maturity portfolio had an average duration of 3.3 years.
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

We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. At December 31, 2013, the discount rates by year ranged from 2.1% to 6.5% with a weighted average discount rate of 4.1%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, is $837 million, $867 million and $892 million at December 31, 2013, 2012 and 2011, respectively.
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
Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $36 million and $34 million at December 31, 2013 and 2012, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $59 million and $56 million at December 31, 2013 and 2012, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims increased by approximately $5 million, $2 million and $1 million in 2013, 2012 and 2011, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $3 million, $2 million and $3 million in 2013, 2012 and 2011, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2013	2012	2011
Net reserves at beginning of year	$8,411,851	$8,172,112	$7,999,521
Net provision for losses and loss expenses:
Claims occurring during the current year(1)	3,221,393	2,997,995	2,791,860
Decrease in estimates for claims occurring in prior years(2)(3)	(78,810)	(102,571)	(181,282)
Loss reserve discount amortization	54,441	53,055	47,787
Total	3,197,024	2,948,479	2,658,365
Net payments for claims:
Current year	822,787	698,834	765,440
Prior years	2,055,284	2,010,101	1,721,558
Total	2,878,071	2,708,935	2,486,998
Foreign currency translation	(47,007)	195	1,224
Net reserves at end of year	8,683,797	8,411,851	8,172,112
Ceded reserves at end of year	1,397,144	1,339,235	1,165,022
Gross reserves at end of year	$10,080,941	$9,751,086	$9,337,134

Net change in premiums and losses occurring in prior years:
Decrease in estimates for claims occurring in prior years(2)	$78,810	$102,571	$181,282
Retrospective premium adjustments for claims occurring in prior years (3)	19,046	—	—
Net favorable premium and reserve development on prior years	$97,856	$102,571	$181,282
____________________________________

(1)	Claims occurring during the current year are net of discounts of $22,680,000, $26,078,000 and $43,286,000 in 2013, 2012 and 2011, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of discounts. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $77,430,000 in 2013, $100,667,000 in 2012, and $182,937,000 in 2011.

(3)	For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss adjustment expenses for prior years are offset by additional or return premiums.
Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the decrease in estimates for claims occurring in prior years.
A reconciliation between the reserves as of December 31, 2013 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$8,367,260
Reserves for non-U.S. companies	623,341
Loss reserve discounting(1)	(306,750)
Ceded reserves	1,397,144
Other	(54)
Gross reserves reported in the consolidated GAAP financial statements	$10,080,941

(1) For statutory purposes, the Company discounts its workers’ compensation reinsurance reserves at 2.2% as permitted by the Department of Insurance of the State of Delaware. In its GAAP financial statements, the Company discounts excess workers’ compensation reserves at the risk-free rate and assumed workers’ compensation reserves at the statutory rate.

The following table presents the development of net reserves for 2003 through 2013. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.
The “cumulative redundancy” represents the aggregate change in the estimates over all prior years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 2003 is reserved for $2,000 as of December 31, 2003. Assuming this claim estimate was changed in 2013 to $2,300, and was settled for $2,300 in 2013, the $300 deficiency would appear as a deficiency in each year from 2003 through 2013.

(In millions)
Year Ended December 31,	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net reserves, discounted	$3,505	$4,723	$5,867	$6,948	$7,823	$8,123	$8,148	$8,000	$8,172	$8,412	$8,684
Reserve discount	393	503	575	700	788	846	877	898	892	867	837
Net reserves, undiscounted	$3,898	$5,226	$6,442	$7,648	$8,611	$8,969	$9,025	$8,898	$9,064	$9,279	$9,521
Net reserves re-estimated as of:
One year later	$4,220	$5,440	$6,499	$7,560	$8,431	$8,737	$8,778	$8,715	$8,963	9,202
Two years later	4,552	5,588	6,578	7,494	8,239	8,560	8,596	8,624	8,866
Three years later	4,720	5,763	6,592	7,363	8,192	8,420	8,543	8,504
Four years later	4,949	5,816	6,556	7,370	8,137	8,433	8,460
Five years later	5,041	5,834	6,636	7,376	8,195	8,373
Six years later	5,082	5,929	6,677	7,437	8,144
Seven years later	5,176	5,983	6,755	7,421
Eight years later	5,222	6,041	6,762
Nine years later	5,276	6,046
Ten years later	5,296
Cumulative redundancy (deficiency), undiscounted	$(1,398)	$(820)	$(320)	$227	$467	$596	$565	$394	$198	$77	$—

Cumulative amount of net liability paid through:
One year later	$930	$1,174	$1,341	$1,437	$1,663	$1,751	$1,812	$1,722	$2,010	$2,055
Two years later	1,750	2,106	2,363	2,636	2,935	3,106	3,052	3,118	$3,409
Three years later	2,389	2,836	3,219	3,558	3,956	4,039	4,066	4,105
Four years later	2,901	3,384	3,856	4,279	4,616	4,786	4,802
Five years later	3,274	3,813	4,327	4,733	5,152	5,337
Six years later	3,582	4,131	4,649	5,116	5,565
Seven years later	3,804	4,355	4,937	5,424
Eight years later	3,966	4,575	5,163
Nine years later	4,128	4,740
Ten years later	4,255

For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss adjustment expenses for prior years are offset by additional or return premiums. Such premiums are not reflected in the above table.

The following table presents the development of gross reserves for 2003 through 2013.

(In millions)
Year Ended December 31,	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net reserves, discounted	$3,505	$4,723	$5,867	$6,947	$7,823	$8,123	$8,148	$8,000	$8,172	$8,412	$8,684
Ceded reserves	687	727	845	837	855	877	924	1,017	1,165	1,339	1,397
Gross reserves, discounted	4,192	5,450	6,712	7,784	8,678	9,000	9,072	9,017	9,337	9,751	10,081
Reserve discount	462	573	654	761	867	944	944	968	953	924	888
Gross reserves, undiscounted	$4,654	$6,023	$7,366	$8,545	$9,545	$9,944	$10,016	$9,985	$10,290	$10,675	$10,969

Gross reserves re-estimated as of:
One year later	$5,030	$6,241	$7,406	$8,509	$9,396	$9,696	$9,810	$9,879	$10,179	$10,673
Two years later	5,380	6,382	7,529	8,454	9,178	9,566	9,662	9,749	10,141
Three years later	5,546	6,600	7,561	8,300	9,163	9,445	9,580	9,681
Four years later	5,807	6,670	7,508	8,335	9,081	9,427	9,539
Five years later	5,915	6,680	7,617	8,316	9,109	9,386
Six years later	5,956	6,804	7,635	8,360	9,082
Seven years later	6,083	6,839	7,699	8,358
Eight years later	6,107	6,888	7,716
Nine years later	6,157	6,904
Ten Years later	6,181
Gross cumulative redundancy (deficiency)	$(1,527)	$(881)	$(350)	$187	$463	$558	$477	$304	$149	$2	—

For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss adjustment expenses for prior years are offset by additional or return premiums. Such premiums are not reflected in the above table.
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
These NAIC amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. To date, 24 states have adopted the amendments, and in order to maintain compliance with NAIC standards, the remaining states must adopt them in whole or substantial part by January 2016.
Additionally, the NAIC recently adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act will require an insurance holding company system’s chief risk officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.
The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. It is expected that the ORSA Model Act’s requirements generally will become effective in the states on January 1, 2015.
We cannot predict the impact, if any, that these amendments and compliance with the ORSA Model Act will have on our business, financial condition or results of operations.
Risk Based Capital Requirements. The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above any RBC action level as of December 31, 2013.
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
The Terrorism Risk Insurance Act. The Terrorism Risk Insurance Act of 2002 (as amended, “TRIA”), established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is effective through December 31, 2014. We cannot be certain that TRIA will be extended past such expiration date. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. The most recent amendment to TRIA broadened the definition of certified acts to include domestic terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will pay 85% of an insurer's covered losses in excess of the insurer's applicable deductible. The insurer's deductible is based on 20% percent of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2013 earned premiums, our deductible under TRIA during 2014 will be approximately $698 million. The federal program will not pay losses for certified acts unless such losses exceed $100 million. TRIA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
Federal Regulation. Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives could have an impact on our business in a variety of ways. In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act created two new federal government bodies, the Federal Insurance Office (the “FIO”) and the Financial Stability Oversight Council (the “FSOC”), which may impact the regulation of insurance. Although the FIO has preemption authority over state insurance laws that conflict with certain international agreements, it does not have general supervisory or regulatory authority over the business of insurance. The FIO has authority to represent the United States in international insurance matters and is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk.
On December 12, 2013, the FIO delivered a report to Congress on how to modernize and improve the system of insurance regulation in the U.S. The report recommended that, in the short term, the U.S. system of insurance regulation can be modernized through state-based improvements combined with certain federal actions. The report identified areas for direct federal involvement in international standard setting, the FIO participation in supervisory colleges which monitor the regulation of large national and internationally active insurance groups and federal pursuit of international covered agreements to afford nationally uniform treatment of reinsurance collateral requirements. The report also made several recommendations for state reform of insurance regulation including changes to the state regulation of insurance company solvency, group supervision and corporate governance. The FIO report stated that the system of U.S. insurance regulation can be modernized and improved in the short-term, while warning that if the states do not act in the near term to effectively regulate matters on a consistent and cooperative basis, in the FIO’s view there will be a greater role for federal regulation of insurance.
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
In April 2013, a federal savings association that was indirectly owned by the Company sold substantially all of its assets, and the Company deregistered as a savings and loan holding company.

International Regulation
Our insurance subsidiaries based in the United Kingdom are regulated by the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"). The PRA's primary objective is to promote the safety and soundness of insurers for the protection of policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the United Kingdom financial system, and (iii) to promote effective competition in the interests of consumers. The PRA and FCA oversee compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. Our Lloyd's syndicate and managing agency are also regulated by the PRA, FCA and Lloyd's. Through Lloyd's, we are licensed to write business in various countries throughout the world by virtue of Lloyd's international licenses. In each such country, we are subject to the laws and insurance regulation of that country. Additionally, PRA and FCA regulations also impact us as “controller” (a PRA/FCA defined term) of our U.K.-regulated subsidiaries, whereby we are required to notify the PRA/FCA about significant events relating to their controllers (i.e. persons or entities which have certain levels of influence over the regulated entities) as well as changes of control, and to submit an annual report regarding their controllers. Through the PRA/FCA's Approved Persons regime, certain employees and directors are subject to regulation by the PRA and FCA as to their fitness. In addition, certain employees are individually registered at Lloyd's.
In the European Union, a new insurance regulatory regime governing, among other things, capital adequacy and risk management called “Solvency II” is scheduled to take effect on January 1, 2016. In anticipation of the implementation of Solvency II, Lloyd’s applies a  capital adequacy test to all Lloyd’s syndicates, including our syndicate, that is based on Solvency II principles. Solvency II provides for the supervision of group solvency. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. While it is not certain how or if these actions will impact us, we do not currently expect the capital management strategies for our U.S. and international companies will be materially impacted.
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
Competition for Insurance-Domestic business comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Our specialty operating units compete with excess and surplus insurers as well as standard carriers. Other regional units compete with mutual and other regional stock companies as well as national carriers. Additionally, direct writers of property casualty insurance compete with our regional units by writing insurance through their salaried employees, generally at a lower acquisition cost than through independent agents such as those used by the Company.
 Our Insurance-International operations compete with native insurance operations both large and small, which in some cases are related to government entities, as well as with branches or local subsidiaries of multinational companies.
Competition for the Reinsurance-Global business comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, Partner Re and others.
In recent years, various institutional investors have increasingly sought to participate in the property and casualty insurance and reinsurance industries. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, or existing competitors that receive substantial infusions of capital, provide increasing competition, which may adversely impact our business and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely on reinsurance and, as a consequence, those insurers may be able to price their products more competitively.
Additionally, competition from insurers and reinsurers based in Bermuda and other tax-advantaged jurisdictions continues to increase, including from domestic based subsidiaries of foreign-based entities in the excess and surplus lines businesses.
Employees
 As of January 31, 2014, we employed 7,247 individuals. Of this number, our subsidiaries employed 7,126 persons and the remaining persons were employed at the parent company.
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

ITEM 1A. RISK FACTORS
 Our businesses face significant risks. If any of the events or circumstances described as risks below occur, our businesses, results of operations and/or financial condition could be materially and adversely affected. In addition to those described below, our businesses may also be adversely affected by risks and uncertainties not currently known to us or that we currently consider immaterial.
Risks Relating to Our Industry
Our results may fluctuate as a result of many factors, including cyclical changes in the insurance and reinsurance industry.
The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties in demand and pricing, causing cyclical changes in the insurance and reinsurance industry. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is often directly related to available capacity or the perceived profitability of the business. Although the insurance markets have recently hardened somewhat, we have faced in recent years increased competition in our business, as a result of new entrants and existing insurers seeking to gain market share, resulting in decreased premium rates and less favorable contract terms and conditions for certain lines of business. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return have impacted rate adequacy, with interest rates remaining at historic lows. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.
We face significant competitive pressures in our businesses, which have reduced premium rates in certain areas and could harm our ability to maintain or increase our profitability and premium volume.

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
Some of our competitors, particularly in the Reinsurance-Global business, have greater financial and marketing resources than we do. These competitors within the reinsurance segment include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, and Partner Re. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers. Certain of our competitors operate from Bermuda or other tax advantaged or less regulated jurisdictions that may provide them with additional competitive and pricing advantages.
Over the past several years, we have faced increased competition in our business, particularly in our Insurance-Domestic and Reinsurance-Global segments, as increased supply has led to reduced prices and, at times, less favorable terms and conditions. Our specialty operating units have also encountered competition from admitted companies seeking to increase market share. From 2005 through 2010, the property casualty insurance market was very competitive and insurance rates decreased across most business lines. Although prices have generally increased since the beginning of 2011, current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. We expect to continue to face strong competition in these and our other lines of business and as a result could experience renewed pressure on pricing and policy terms and conditions.
In recent years, various institutional investors have increasingly sought to participate in the property and casualty insurance and reinsurance industries. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, or existing competitors that receive substantial infusions of capital, provide increasing competition, which may adversely impact our business and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely on reinsurance and, as a consequence, those insurers may be able to price their products more competitively.
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
Our gross reserves for losses and loss expenses were approximately $10.1 billion as of December 31, 2013. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, weather-related losses were $65 million in 2013, $80 million in 2012, $153 million in 2011, $81 million in 2010, and $63 million in 2009. Similarly, man-made catastrophes can also have a material impact on our financial results.
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
The significant volatility and uncertainty experienced in financial markets around the world during the past several years and the effect of the economic downturn have continued. Although the U.S. and various foreign governments have taken various actions to try to stabilize the financial markets, the ultimate effectiveness of such actions remains unclear. Therefore, volatility and uncertainty in the financial markets and the resulting negative economic impact may continue for some time. For example, financial markets have been affected by concerns over U.S. fiscal policy as well as the related concern regarding the need to reduce the federal deficit. These issues, together with the slowing of the global economy generally, could send the U.S. into a new recession, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. Similarly, concerns about the solvency of certain European Union member states, and of financial institutions that have significant direct or indirect exposure to debt issued by them, has created market volatility that continues to affect the performance of various asset classes, and likely will continue until there is an ultimate resolution of these sovereign debt related concerns.
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
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002 (as amended, “TRIA”), for up to 85% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2013 earned premiums, our deductible under TRIA during 2014 is approximately $698 million. TRIA is currently in effect through December 31, 2014. We cannot be certain that TRIA will be extended past such expiration date. In addition, the coverage provided under TRIA does not apply to reinsurance that we write.
Our earnings could be more volatile because of our significant level of retentions.
As compared to a number of our competitors, we maintain significant retention levels in premiums written on certain classes of business. We purchase less reinsurance, the process by which we transfer, or cede, part of the risk we have assumed to a reinsurance company, thereby retaining more risk. As a result, our earnings could be more volatile and increased severities are more likely to have a material adverse effect on our results of operations and financial condition.
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
We are subject to extensive governmental regulation and supervision in both the United States and foreign jurisdictions. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This system of regulation, generally administered in the United States by a department of insurance in each state in which we do business, relates to, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	requirements pertaining to certain methods of accounting;

•	rate and form regulation pertaining to certain of our insurance businesses;

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and

•	involvement in the payment or adjudication of catastrophe or other claims beyond the terms of the policies.
State insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our Insurance-International business is also generally subject to a similar regulatory scheme in each of the jurisdictions where we conduct operations.
Federal financial services modernization legislation and legislative and regulatory initiatives taken or which may be taken in response to the current conditions in the financial markets and the recent economic downturn may lead to additional federal regulation of the insurance industry in the coming years.
In July 2010, President Obama signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also established a Federal Insurance Office (“FIO”) which is authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States financial stability in the event of the insured's material financial distress or failure. The potential impact of the Dodd-Frank Act on the U.S. insurance business is not clear. Our business could be affected by changes, whether as a result of the Dodd-Frank Act or otherwise, to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.
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
With respect to international measures, Solvency II, the EU directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers which was adopted by the European Parliament in April 2009, may affect our insurance businesses. Implementation of Solvency II in EU member states is currently scheduled to occur on January 1, 2016, and may require us to utilize a significant amount of resources to ensure compliance. In addition, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the EU commission finds that the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled are not "equivalent" to the requirements of Solvency II.
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
Our expanding international operations in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, Asia and Australia expose us to increased investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition.
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
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2013, the amount due from our reinsurers was approximately $1,533 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.
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
Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Certain of our insurance company subsidiaries are rated by A.M. Best, Standard & Poor's and Moody's. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain our current or any future ratings.
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
Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2013, our investment in fixed maturity securities was approximately $11.6 billion, or 75% of our total investment portfolio. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (7.6%); state and municipal securities (36.9%); corporate securities (36.2%); mortgage-backed securities (11.7%) and foreign government (7.6%).
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
We invest some of our assets in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets, which may decline in value.
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets and have recently increased our investments in these asset classes as a result of the current historically low interest rate environment. At December 31, 2013, our investment in these assets was approximately $2.6 billion, or 17%, of our investment portfolio. We reported provisions for other than temporary impairments in the value of these assets of approximately $6 million in 2013 and $5 million in 2012.
Merger and arbitrage trading securities were $522 million, or 3%, of our investment portfolio at December 31, 2013. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Investments in real estate investment funds and limited partnerships and loans receivable were $1.4 billion, or 9%, of our investment portfolio at December 31, 2013. The values of our real estate related investments are subject to fluctuations based on changes in the economy and interest rates in general and real estate valuations in particular. These investments have been subject to significant volatility as a result of the current conditions in the financial markets. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
Risks Relating to Purchasing Our Securities
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as regulatory restrictions. During 2014, the maximum amount of dividends that can be paid without regulatory approval is approximately $491 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
Laws and regulations of the jurisdictions in which we conduct business could delay, deter or prevent an attempt to acquire control of us that stockholders might consider to be desirable, and may restrict a stockholder's ability to purchase our common stock.
Generally, United States insurance holding company laws require that, before a person can acquire control of an insurance company, prior written approval must be obtained from the insurance regulatory authorities in the state in which that insurance company is domiciled. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote, or holds proxies representing 10% or more of the voting securities of that insurer. Indirect ownership includes ownership of the shares of our common stock. Thus, the insurance regulatory authorities of the states in which our insurance operating units are domiciled are likely to apply these restrictions on acquisition of control to any proposed acquisition of our common stock. Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates, on the one hand, and the target insurer and its affiliates, on the other hand, have specified market shares in the same lines of insurance in that state. Additionally, many foreign jurisdictions where we conduct business impose similar restrictions and requirements.

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

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2013, the Company had aggregate office space of 3,886,500 square feet, of which 1,121,546 were owned and 2,764,954 were leased.

Rental expense for the Company's operations was approximately $44,752,000, $38,179,000 and $33,003,000 for 2013, 2012 and 2011, respectively. Future minimum lease payments, without provision for sublease income, are $42,586,000 in 2014, $39,218,000 in 2015 and $276,628,000 thereafter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range
	High	Low	Dividends Declared Per Share
2013:
Fourth Quarter	$45.00	$41.89	$0.10
Third Quarter	44.88	40.42	0.10
Second Quarter	45.59	39.62	0.10
First Quarter	44.40	38.03	0.09
2012:
Fourth Quarter	$40.39	$36.82	$1.09
Third Quarter	39.58	36.08	0.09
Second Quarter	39.29	35.88	0.09
First Quarter	36.80	33.34	0.08
The closing price of the common stock on February 25, 2014 as reported on the New York Stock Exchange was $40.57 per share. The approximate number of record holders of the common stock on February 25, 2014 was 407.
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2013 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs(1)
October 2013	120,000	$43.66	120,000	7,977,018
November 2013	1,246,639	43.52	1,246,639	6,730,379
December 2013	1,586,641	42.61	1,586,641	9,884,737

(1) The Company's repurchase authorization was increased to 10,000,000 shares on December 18, 2013.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Net premiums written	$5,500,173	$4,898,539	$4,357,368	$3,850,926	$3,730,095
Net premiums earned	5,226,537	4,673,516	4,160,867	3,835,582	3,805,849
Net investment income	544,291	586,763	526,351	530,525	379,008
Insurance service fees	107,513	103,133	92,843	85,405	93,245
Net investment gains (losses)	121,544	210,465	125,481	56,581	(38,408)
Revenues from wholly-owned investees	407,623	247,113	248,678	214,454	189,347
Total revenues	6,408,534	5,823,554	5,155,984	4,724,069	4,431,178
Interest expense	123,177	126,302	112,512	106,969	87,989
Income before income taxes	698,888	701,928	513,086	598,910	379,878
Income tax expense	(193,587)	(191,285)	(121,945)	(152,226)	(72,349)
Noncontrolling interests	(5,376)	(51)	70	(279)	(23)
Net income to common stockholders	499,925	510,592	391,211	446,405	307,506
Data per common share:
Net income per basic share	3.69	3.72	2.80	3.00	1.92
Net income per diluted share	3.55	3.56	2.69	2.88	1.85
Common stockholders’ equity	32.79	31.66	28.75	25.89	22.66
Cash dividends declared	0.39	1.35	0.31	0.27	0.24
Weighted average shares outstanding:
Basic	135,305	137,097	139,688	148,752	160,357
Diluted	140,743	143,315	145,672	155,081	166,574
Investments	$14,548,630	$14,467,440	$13,439,518	$12,995,393	$13,050,238
Total assets	20,551,796	20,155,896	18,403,873	17,477,070	17,280,001
Reserves for losses and loss expenses	10,080,941	9,751,086	9,337,134	9,016,549	9,071,671
Subordinated debentures	339,800	243,206	242,997	242,784	249,793
Senior notes and other debt	1,692,442	1,871,535	1,500,503	1,500,419	1,345,481
Common stockholders’ equity	4,336,035	4,306,217	3,953,356	3,651,399	3,547,472

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
An important part of our strategy is to form new operating units to capitalize on various business opportunities. Since 2006, the Company formed 24 new operating units that are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Scandinavia, Australia, the Asia-Pacific region and South America.
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
From 2005 through 2010, the property casualty insurance market was very competitive and insurance rates decreased across most business lines. Although prices have generally increased since the beginning of 2011, current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. Part of the Company's strategy is to selectively reduce its business in areas where it believes returns are not adequate. Price changes are reflected in the Company’s results over time as premiums are earned.
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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2013:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$64,750	$194,893	$357,572
5%	194,893	330,191	499,313
10%	357,572	499,313	676,488
Our net reserves for losses and loss expenses of approximately $8.7 billion as of December 31, 2013 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.6 billion, or 18%, of the Company’s net loss reserves as of December 31, 2013 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2013 and 2012:

(In thousands)	2013	2012
Insurance-Domestic	$6,493,401	$6,297,773
Insurance-International	592,709	540,769
Reinsurance-Global	1,597,687	1,573,309
Net reserves for losses and loss expenses	8,683,797	8,411,851
Ceded reserves for losses and loss expenses	1,397,144	1,339,235
Gross reserves for losses and loss expenses	$10,080,941	$9,751,086
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2013 and 2012:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2013
Other liability	$937,168	$1,852,779	$2,789,947
Workers’ compensation (1)	1,462,849	1,206,244	2,669,093
Professional liability	320,579	344,232	664,811
Commercial automobile	267,701	205,404	473,105
Short-tail lines	258,459	230,696	489,155
Total primary	3,246,756	3,839,355	7,086,111
Reinsurance (1)	679,108	918,578	1,597,686
Total	$3,925,864	$4,757,933	$8,683,797
December 31, 2012
Other liability	$922,568	$1,863,465	$2,786,033
Workers’ compensation (1)	1,427,599	1,114,340	2,541,939
Professional liability	271,854	312,811	584,665
Commercial automobile	275,322	204,900	480,222
Short-tail lines	240,411	205,272	445,683
Total primary	3,137,754	3,700,788	6,838,542
Reinsurance (1)	626,962	946,347	1,573,309
Total	$3,764,716	$4,647,135	$8,411,851
(1) Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $837 million and $867 million as of December 31, 2013 and 2012, respectively.

The Company evaluates reserves for losses and loss adjustment expenses on a quarterly basis. Changes in estimates of prior year losses are reported when such changes are made. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends. Certain of the Company's insurance and reinsurance contracts are retrospectively rated, whereby the Company collects more or less premiums based on the level of loss activity. For those contracts, changes in loss and loss adjustment expenses for prior years may be fully or partially offset by additional or return premiums. Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the three years ended December 31, 2013 are as follows:

(In thousands)	2013	2012	2011
Decrease in prior year loss reserves	$78,810	$99,343	$180,585
Increase in prior year earned premiums	19,046	3,228	697
Net favorable prior year development	$97,856	$102,571	$181,282

     Favorable prior year development was $98 million in 2013 compared with $103 in 2012 and $181 in 2011.
Favorable development in 2013 was primarily attributable to accident years 2006 through 2012 and included favorable development of $39 million for other liability business, $32 million for reinsurance assumed liability business, $22 million for workers’ compensation, $18 million for commercial property and $24 million for other lines of business. The favorable development in 2013 was largely driven by loss cost trends, which were more favorable than originally anticipated. In particular, loss frequency trends have been more favorable than expected for excess & surplus lines casualty business, workers' compensation and excess of loss professional and other liability business.
The 2013 favorable development was partially offset by unfavorable development of $23 million for commercial automobile business and $14 million for products liability business. Commercial automobile development was driven by large losses for long-haul trucking business in 2011 and 2012. Product liability development stemmed from completed operations losses associated with construction projects in accident years prior to 2009.
Favorable reserve development in 2012 was primarily attributable improved claim frequency (i.e., number of reported claims per unit of exposure), especially in the for excess and surplus casualty business. In addition, standard commercial lines business and reinsurance business experienced better than expected reported losses. The improvement was related primarily to accident years 2008 through 2010.
Favorable reserve development in 2011 was primarily attributable excess and surplus casualty, commercial multi-peril and reinsurance business and was concentrated in accident years 2007 through 2009.
Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate of 2.2%. As of December 31, 2013, the aggregate blended discount rates ranged from 2.1% to 6.5%, with a weighted average discount rate of 4.1%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $837 million and $867 million as of December 31, 2013 and December 31, 2012, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $57 million and $73 million at December 31, 2013 and December 31, 2012, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of December 31, 2013:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	501	$3,380,725	$103,240
Unrealized loss of 20% or greater of amortized cost:
Six months to less than nine months	1	1,039	269
Nine months to less than twelve months	1	886	242
Twelve months and longer	7	25,266	7,383
Total	510	$3,407,916	$111,134
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2013 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Mortgage-backed securities	13	$66,658	$3,748
Corporate	9	31,579	1,005
Foreign government	2	23,603	844
Total	24	$121,840	$5,597

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
Preferred Stocks – At December 31, 2013, there were three preferred stocks in an unrealized loss position, with an aggregate fair value of $33 million and a gross unrealized loss of $6 million. None of these preferred stocks are rated non-investment grade and none are delinquent or in default. Management believes the unrealized losses are due primarily to market and sector related factors and does not consider these to be OTTI.
Common Stocks – At December 31, 2013, there were no common stocks in an unrealized loss position.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $6 million at December 31, 2013 and 2012, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2013:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,372,057	90.0%
Syndicate manager	79,602	0.7
Directly by the Company based on:
Observable data	1,021,001	8.9
Cash flow model	42,864	0.4
Total	$11,515,524	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2013, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2013 and 2012

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2013 and 2012. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2013	2012
Insurance-Domestic
Gross premiums written	$4,803,753	$4,261,165
Net premiums written	3,994,387	3,569,883
Net premiums earned	3,782,416	3,417,022
Loss ratio	61.3%	63.5%
Expense ratio	32.7	32.5
GAAP combined ratio	94.0	96.0
Insurance-International
Gross premiums written	$898,776	$802,057
Net premiums written	756,185	664,459
Net premiums earned	723,151	631,841
Loss ratio	59.4%	59.7%
Expense ratio	39.0	40.2
GAAP combined ratio	98.4	99.9
Reinsurance-Global
Gross premiums written	$808,562	$716,657
Net premiums written	749,601	664,197
Net premiums earned	720,970	624,653
Loss ratio	62.2%	64.3%
Expense ratio	34.8	36.3
GAAP combined ratio	97.0	100.6
Consolidated
Gross premiums written	$6,511,091	$5,779,879
Net premiums written	5,500,173	4,898,539
Net premiums earned	5,226,537	4,673,516
Loss ratio	61.2%	63.1%
Expense ratio	33.9	34.1
GAAP combined ratio	95.1	97.2

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2013 and 2012.

(In thousands, except per share data)	2013	2012
Net income to common stockholders	$499,925	$510,592
Weighted average diluted shares	140,743	143,315
Net income per diluted share	$3.55	$3.56
The Company reported net income of $500 million in 2013 compared to $511 million in 2012. The 2% decrease in net income was primarily due to decreases in after-tax net investment gains of $63 million and after-tax net investment income of $31 million, largely offset by an increase in after-tax underwriting income of $82 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2013 and 2012.
Premiums. Gross premiums written were $6,511 million in 2013, an increase of 13% from $5,780 million in 2012. The growth was due to a combination of rate increases and increased exposures, including expansion into new geographic and product markets. Approximately 76% of policies expiring in 2013 were renewed, compared with a 78% renewal retention rate for policies expiring in 2012.
Average renewal premium rates (adjusted for change in exposures) increased 2.7% in 2011, 6.8% in 2012 and 6.5% in 2013. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2013 compared with 2012 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 13% to $4,804 million in 2013 from $4,261 million in 2012. Gross premiums increased $247 million (19%) for other liability, $155 million (14%) for workers' compensation, $56 million (6%) for short-tail lines, $50 million (15%) for professional liability and $35 million (7%) for commercial auto.

•
Insurance-International gross premiums increased 12% to $899 million in 2013 from $802 million in 2012. Gross premiums increased $69 million (17%) for short-tail lines, $36 million (62%) for other liability, $2 million (3%) for workers' compensation and decreased $5 million (4%) for professional liability and $5 million (3%) for commercial auto.

•
Reinsurance-Global gross premiums increased 13% to $809 million in 2013 from $717 million in 2012. Gross premiums written increased $51 million (11%) for casualty lines and $41 million (17%) for property lines.

Net premiums written were $5,500 million in 2013, an increase of 12% from $4,899 million in 2012. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2013 and 15% in 2012. The increase in the percentage of business ceded was due to changes in the reinsurance terms and costs.
Premiums earned increased 12% to $5,227 million in 2013 from $4,674 million in 2012. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect recent rate increases will be earned over the upcoming quarters. Premiums earned in 2013 are related to business written during both 2013 and 2012. Audit premiums were $120 million in 2013 compared with $89 million in 2012.

Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2013 and 2012:

	Amount		Average Annualized Yield
(In thousands)	2013	2012	2013	2012
Fixed maturity securities, including cash and cash equivalents and loans receivable	$442,287	$479,035	3.5%	3.7%
Investment funds	67,712	77,015	8.0	11.4
Arbitrage trading account	20,431	8,286	4.2	2.8
Real estate	12,498	12,097	2.0	3.0
Equity securities available for sale	11,380	16,419	3.8	4.4
Gross investment income	554,308	592,852	3.7	4.1
Investment expenses	(10,017)	(6,089)
Total	$544,291	$586,763	3.7%	4.0%

Net investment income decreased 7% to $544 million in 2013 from $587 million in 2012 primarily due to a decrease in income from fixed maturity securities. The average annualized yield for fixed maturity securities declined from 3.7% to 3.5% due to lower long-term reinvestment yields available in the market and to a shortening of the average duration of the fixed maturity portfolio from 3.4 years at December 31, 2012 to 3.3 years at December 31, 2013. Average invested assets, at cost (including cash and cash equivalents) were $14.8 billion in 2013 and $14.5 billion in 2012.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $108 million in 2013, up from $103 million in 2012, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $128 million in 2013 compared with $201 million in 2012.
Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. Other-than-temporary impairments were $6 million in 2013 and $5 million in 2012.
For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. In 2012, the valuation allowance for mortgage loans decreased by $14 million. There was no change to the valuation allowance in 2013.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $408 million in 2013 from $247 million in 2012, primarily as a result of the acquisition of an aircraft equipment supplier in January 2013.
Losses and Loss Expenses. Losses and loss expenses increased to $3,197 million in 2013 from $2,948 million in 2012. The consolidated loss ratio was 61.2% in 2013 and 63.1% in 2012. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $65 million in 2013 compared with $80 million in 2012, a decrease of 0.5 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $98 million in 2013 compared with $103 million in 2012, a difference of 0.3 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.8 points to 61.8% in 2013 from 63.6% in 2012. A summary of loss ratios in 2013 compared with 2012 by business segment follows:

•
Insurance-Domestic - The loss ratio of 61.3% in 2013 was 2.2 points lower than the loss ratio of 63.5% in 2012. Catastrophe losses were $38 million in 2013 compared with $43 million in 2012, a decrease of 0.2 loss ratio points. Favorable prior year reserve development was $71 million in 2013 compared with $66 million in 2012. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.0 points to 62.2% in 2013 from 64.2% in 2012.

•
Insurance-International - The loss ratio of 59.4% in 2013 was 0.3 points lower than the loss ratio of 59.7% in 2012. Catastrophe losses were $11 million in 2013 compared with $14 million in 2012, a decrease of 0.6 loss ratio points. Adverse prior year reserve development was $12 million in 2013 compared with none in 2012, a difference of 1.7 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.4 points to 56.1% in 2013 from 57.5% in 2012.

•
Reinsurance-Global - The loss ratio of 62.2% in 2013 was 2.1 points lower than the loss ratio of 64.3% in 2012. Catastrophe losses were $16 million in 2013 compared with $23 million in 2012, a decrease of 1.4 loss ratio points. Favorable prior year reserve development was $46 million in 2013 compared with $37 million in 2012, a difference of 0.4 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.1 points to 65.4% in 2013 from 66.5% in 2012.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2013	2012
Underwriting expenses	$1,771,128	$1,592,746
Service expenses	88,662	84,986
Net foreign currency gains	(10,120)	(6,092)
Debt extinguishment costs	6,709	—
Other costs and expenses	144,305	127,983
Total	$2,000,684	$1,799,623
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 11% compared with an increase in net premiums earned of 12%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.9% in 2013 and 34.1% in 2012. We expect our expense ratio to further improve if insurance prices continue to increase at current levels.
Service expenses, which represent the costs associated with the fee-based businesses, increased 4% to $89 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Net foreign currency gains of $10 million in 2013 (compared with $6 million in 2012) resulted from transactions denominated in a currency other than the operating unit’s functional currency.
Debt extinguishment costs of $7 million in 2013 related to the prepayment of subordinated debentures that were due in 2045 and were prepaid in May 2013.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses increased to $144 million in 2013 from $128 million in 2012 due primarily to an increase in compensation costs.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $389 million in 2013 compared to $247 million in 2012, primarily as a result of the acquisition of an aircraft equipment supplier in January 2013.
Interest Expense. Interest expense was $123 million in 2013 compared with $126 million in 2012. The Company issued $350 million of 4.625% senior notes in March 2012 and repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% subordinated debentures due 2053 and prepaid $250 million of 6.750% subordinated debentures that were due in 2045.
Income Taxes. The effective income tax rate was 28% in 2013 compared to 27% in 2012. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a lower portion of the 2013 pre-tax income and as such had a lesser impact on the effective tax rate for 2013 compared with 2012.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $103 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $9 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Years Ended December 31, 2012 and 2011

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

(In thousands)	2012	2011
Insurance-Domestic
Gross premiums written	$4,261,165	$3,794,862
Net premiums written	3,569,883	3,238,120
Net premiums earned	3,417,022	3,121,281
Loss ratio	63.5%	64.9%
Expense ratio	32.5	32.6
GAAP combined ratio	96.0	97.5
Insurance-International
Gross premiums written	$802,057	$681,424
Net premiums written	664,459	551,910
Net premiums earned	631,841	508,509
Loss ratio	59.7%	57.4%
Expense ratio	40.2	42.7
GAAP combined ratio	99.9	100.1
Reinsurance-Global
Gross premiums written	$716,657	$601,027
Net premiums written	664,197	567,338
Net premiums earned	624,653	531,077
Loss ratio	64.3%	64.3%
Expense ratio	36.3	38.0
GAAP combined ratio	100.6	102.3
Consolidated
Gross premiums written	$5,779,879	$5,077,313
Net premiums written	4,898,539	4,357,368
Net premiums earned	4,673,516	4,160,867
Loss ratio	63.1%	63.9%
Expense ratio	34.1	34.6
GAAP combined ratio	97.2	98.5

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
Premiums. Gross premiums written were $5,780 million in 2012, an increase of 14% from $5,077 million in 2011. The growth was due to a combination of rate increases and increased exposures, including expansion into new geographic and product markets. Approximately 78.3% of policies expiring in 2012 were renewed, compared with a 80.1% renewal retention rate for policies expiring in 2011. The average rate (i.e., average premium adjusted for change in exposures) for policies that renewed in 2012 increased 6.4%. Audit premiums were $89 million in 2012 compared with $53 million in 2011.
From 2005 through 2010, the property casualty insurance market was highly competitive and insurance rates decreased across most business lines. Prices began to increase in 2011, and the rate of increase accelerated in 2012. However, overall loss costs are also generally increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. A summary of gross premiums written in 2012 compared with 2011 by line of business within each business segment follows:

•
Insurance-Domestic premiums increased 12% to $4,261 million in 2012 from $3,795 million in 2011. Gross premiums increased $184 million (19%) for workers' compensation, $125 million (11%) for other liability, $107 million (12%) for short-tail lines, $31 million (10%) for professional liability and $19 million (4%) for commercial auto.

•
Insurance-International gross premiums increased 18% to $802 million in 2012 from $681 million in 2011. Gross premiums increased $115 million (41%) for short-tail lines, $10 million (7%) for commercial auto, $8 million (11%) for workers' compensation and $1 million (1%) for professional liability and decreased $13 million (18%) for other liability.

•
Reinsurance-Global gross premiums increased 19% to $717 million in 2012 from $601 million in 2011. Gross premiums written increased $62 million (35%) for casualty business and $54 million (13%) for property lines.

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

Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2012 and 2011:

	Amount		Average Annualized Yield
(In thousands)	2012	2011	2012	2011
Fixed maturity securities, including cash and cash equivalents and loans receivable	$479,035	$483,905	3.7%	4.0%
Investment funds	77,015	9,452	11.4	1.6
Equity securities available for sale	16,419	12,416	4.4	3.5
Real estate	12,097	7,471	3.0	4.3
Arbitrage trading account	8,286	16,576	2.8	4.9
Gross investment income	592,852	529,820	4.1	3.9
Investment expenses	(6,089)	(3,469)
Total	$586,763	$526,351	4.0	3.9
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
For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. In 2012, the valuation allowance for mortgage loans decreased by $14 million.
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
Losses and Loss Expenses. Losses and loss expenses increased to $2,948 million in 2012 from $2,658 million in 2011. The consolidated loss ratio was 63.1% in 2012 and 63.9% in 2011. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $80 million in 2012 compared with $153 million in 2011, a decrease of 2.0 loss ratio points. Favorable prior year reserve development was $103 million in 2012 compared with $182 million in 2011, a difference of 2.2 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.0 point to 63.6% in 2012 from 64.6% in 2011. A summary of loss ratios in 2012 compared with 2011 by business segment follows:

•
Insurance-Domestic - The loss ratio of 63.5% in 2012 was 1.4 points lower than the loss ratio of 64.9% in 2011. Catastrophe losses were $43 million in 2012 compared with $104 million in 2011, a decrease of 2.1 loss ratio points. Favorable prior year reserve development was $66 million in 2012 compared with $146 million in 2011, a difference of 2.7 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.0 points to 64.2% in 2012 from 66.2% in 2011.

•
Insurance-International - The loss ratio of 59.7% in 2012 was 2.3 points higher than the loss ratio of 57.4% in 2011. Catastrophe losses were $14 million in 2012 and in 2011, a decrease of 0.5 loss ratio points. There was no prior year reserve development in 2012 compared with favorable reserve development of $10 million in 2011, a difference of 2.0 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.8 points to 57.5% in 2012 from 56.7% in 2011.

•
Reinsurance-Global - The loss ratio was 64.3% in 2012 and 2011. Catastrophe losses were $23 million in 2012 compared with $35 million in 2011, a decrease of 2.9 loss ratio points. Favorable prior year reserve development was $37 million in 2012 compared with $26 million in 2011, a difference of 1.0 loss ratio point. The loss ratio excluding catastrophe losses and prior year reserve development increased 3.9 points to 66.5% in 2012 from 62.6% in 2011.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2012	2011
Underwriting expenses	$1,592,746	$1,438,129
Service expenses	84,986	75,231
Net foreign currency gains	(6,092)	(1,884)
Other costs and expenses	127,983	115,050
Total	$1,799,623	$1,626,526
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 11% compared with an increase in net premiums earned of 12%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 34.1% in 2012 and 34.6% in 2011.
Service expenses, which represent the costs associated with the fee-based businesses, increased 13% to $85 million. The increase was due to an increase in general and administrative expenses related to fee-based business.
Net foreign currency gains of $6 million (compared with $2 million in 2011) resulted from transactions denominated in a currency other than the operating unit’s functional currency.
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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the investment portfolio was 3.3 years and 3.4 years at December 31, 2013 and 2012, respectively. The Company’s investment portfolio and investment-related assets as of December 31, 2013 were as follows:

(In thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$884,859	6%
State and municipal:
Special revenue	2,142,867	15
State general obligation	757,652	5
Pre-refunded (1)	626,601	4
Corporate backed	430,961	3
Local general obligation	329,132	2
Total state and municipal	4,287,213	29
Mortgage-backed securities:
Agency	993,889	7
Commercial	81,136	1
Residential-Prime	187,871	1
Residential-Alt A	94,280	1
Total mortgage-backed securities	1,357,176	10
Corporate:
Industrial	1,533,935	11
Asset-backed	1,266,386	9
Financial	1,108,048	8
Utilities	194,437	1
Other	104,933	1
Total corporate	4,207,739	30
Foreign government	879,857	6
Total fixed maturity securities	11,616,844	81
Equity securities available for sale:
Common stocks	160,775	1
Preferred stocks	122,563	1
Total equity securities available for sale	283,338	2
Investment funds	1,067,495	7
Real estate	715,242	5
Arbitrage trading account	522,128	3
Loans receivable	343,583	2
Total investments	$14,548,630	100%
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
At December 31, 2013, investments in foreign government fixed maturity securities were as follows:

(In thousands)	Carrying Value
Australia	$256,413
Canada	157,094
United Kingdom	132,549
Argentina	116,062
Germany	67,422
Brazil	53,949
Norway	53,206
Supranational (1)	33,083
Singapore	6,762
Uruguay	3,317
Total	$879,857
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction & Development.
Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At December 31, 2013, the carrying value of investment funds was $1,067 million, including investments in real estate funds of $378 million, hedged equity funds of $272 million and investments in energy funds of $155 million. Investment funds are reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2013, real estate consists of one office building in operation, two office buildings and a mixed-use project under development and a long-term ground lease.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, have an aggregate cost of $344 million and an aggregate fair value of $347 million at December 31, 2013. Amortized cost of these loans is net of a valuation allowance of $2 million as of December 31, 2013. The real estate loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. These loans are secured by commercial real estate primarily located in Arizona, California, Hawaii, Illinois, New York and Texas. The commercial loans are with small business owners who have secured the related financing with the assets of the business. These loans generally earn interest on a fixed basis and have varying maturities not exceeding ten years.

Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities increased to $820 million in 2013 from $675 million in 2012. The increase in cash flow was due primarily to an increase in cash flow from underwriting activities (premiums collected less losses, loss expenses and underwriting expenses paid) partially offset by an increase in income taxes paid. and a decrease in investment income received. Paid losses as a percent of earned premiums were 55% in 2013 compared with 58.0% in 2012.

As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. Maximum amounts of dividends that our insurance companies can pay without regulatory approval are prescribed by statute. During 2014, the maximum amount of dividends which can be paid without regulatory approval is approximately $491 million. The ability of the holding company to service its debt obligations is limited by the ability of its insurance subsidiaries to pay dividends. In the event dividends, tax payments and management fees available to the holding company were inadequate to service its debt obligations, the Company would need to raise capital, sell assets or restructure its debt obligations.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally has targeted an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed income securities as of December 31, 2013. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2013, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,032 million and a face amount of $2,054 million. The maturities of the outstanding debt are $5 million in 2014, $240 million in 2015, $30 million in 2016, $1 million in 2018, $450 million in 2019, $300 million in 2020, $426 million in 2022, $1 million in 2023, $1 million in 2029, $250 million in 2037 and $350 million in 2053.
The Company issued $350 million of 4.625% senior notes in March 2012 and repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% subordinated debentures due 2053 and prepaid $250 million of 6.75% subordinated debentures that were due in 2045.
Equity. The Company repurchased shares 3,924,355, 3,428,175 and 5,218,097 shares of its common stock in 2013, 2012 and 2011, respectively. The aggregate cost of the repurchases was $127 million in 2013, $128 million in 2012 and $157 million in 2011. At December 31, 2013, total common stockholders’ equity was $4.3 billion, common shares outstanding were 132,233,167, and stockholders’ equity per outstanding share was $32.79.
Total Capital. Total capitalization (equity, senior notes and other debt and junior subordinated debentures) was $6.4 billion at December 31, 2013. The percentage of the Company’s capital attributable to senior notes, junior subordinated debentures and other debt was 32% at December 31, 2013 and 33% at December 31, 2012.

Federal and Foreign Income Taxes

The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2013, the Company had a deferred gross tax asset of $431 million (which primarily relates to loss and loss expense reserves and unearned premium reserves) and a gross deferred tax liability of $411 million (which primarily relates to deferred policy acquisition costs and unrealized investment gains). The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $103 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $9 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Reinsurance

The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect it against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with substantial and financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:

•
Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2014: The Company’s property per risk reinsurance generally covers losses between $2 million and $50 million. The Company’s catastrophe excess of loss reinsurance program provides protection for net losses between $30 million and $205 million for the majority of primary business written by its U.S. companies. The Company has separate catastrophe excess of loss reinsurance for business written through Lloyd’s that provides protection for losses between $20 million and $95 million for events in North America. The Company does not generally purchase significant catastrophe reinsurance for its assumed reinsurance business. The Company’s catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.

•
Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds. A significant casualty treaty in effect as of January 1, 2014 provides protection for losses from single events with claims from two or more claimants or insureds. This treaty provides protection for losses between $2.5 million and $65 million for casualty business. For primary workers’ compensation business, coverage is generally in place for losses between $5 million and $125 million. For excess workers’ compensation business, coverage is generally in place for losses between $25 million and $195 million.

•	Facultative reinsurance - The Company also purchases facultative reinsurance on certain individual policies or risks that are in excess of treaty reinsurance capacity.

•	Other reinsurance - Depending on the operating unit, the Company purchases specific additional reinsurance to supplement the above programs.

The Company places most of its significant casualty treaties on a “risk attaching” basis. Under risk attaching treaties, all claims from policies incepting during the period of the reinsurance contract are covered even if they occur after the expiration date of the reinsurance contract. If the Company is unable to renew or replace its existing reinsurance coverage, protection for unexpired policies would remain in place until their expiration. In such case, the Company could revise its underwriting strategy for new business to reflect the absence of reinsurance protection. Property catastrophe and workers’ compensation catastrophe reinsurance is generally placed on a “losses occurring basis,” whereby only claims occurring during the period are covered. If the Company is unable to renew or replace this reinsurance coverage, unexpired policies would not be protected.

Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2013:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Earned premiums	$959,537	$821,347	$673,003
Losses and loss expenses	556,108	528,018	458,249

Ceded earned premiums increased 17% in 2013 to $960 million. The increase was higher than the increase in direct and assumed earned premiums of 13% due primarily to growth in assigned risk plan business, which is fully reinsured, and to an increase in ceded premiums for professional liability business. The ceded losses and loss expenses ratio decreased 6.3 points to 58.0% in 2013 from 64.3% in 2012. Ceded loss and loss adjustment expenses in 2012 included $134 million of reinsurance loss recoveries related to Superstorm Sandy.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2013. Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $1 million in the aggregate.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $25 million:
Munich Re	AA-		$193,405
Lloyd's of London	A+		117,059
Swiss Re	AA-		104,096
Alleghany Group	A+		96,348
Partner Re	A+		67,116
Axis Capital	A+		65,580
Berkshire Hathaway	A++		53,118
Ace Group	AA-		46,413
Hannover Re Group	AA-		35,607
Everest Re	A+		29,253
Arch Capital Group	A+		25,782
Other reinsurers:
Rated A- or better			157,196
Secured (2)			42,489
All others			31,140
Subtotal			1,064,602
Residual market pools (3)			468,501
Total			$1,533,103
_________________
(1) S&P rating, or if not rated by S&P, A.M. Best rating.
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

Contractual Obligations

Following is a summary of the Company's contractual obligations as of December 31, 2013:

(In thousands)
Estimated Payments By Periods	2014	2015	2016	2017	2018	Thereafter
Gross reserves for losses	$2,602,112	$1,754,738	$1,324,086	$967,016	$694,929	$3,626,607
Operating lease obligations	42,586	39,218	34,009	29,573	24,437	188,609
Purchase obligations	157,620	6,107	5,238	4,221	4,221	20,950
Junior subordinated debentures	—	—	—	—	—	350,000
Debt maturities	4,997	240,208	29,687	—	—	1,428,785
Interest payments	119,036	111,936	106,467	105,743	105,704	1,082,431
Other long-term liabilities	10,277	64,130	4,168	3,884	3,605	43,510
Total	$2,936,628	$2,216,337	$1,503,655	$1,110,437	$832,896	$6,740,892

The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2013. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns. The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, as of December 31, 2013, the Company had commitments to invest up to $249 million in certain investment funds. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $13 million as of December 31, 2013. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.3 and 3.4 years at December 31, 2013 and 2012, respectively.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

The following table outlines the groups of fixed maturity securities and their average duration at December 31, 2013:

	Effective
	Duration
(Dollars in thousands)	(Years)	Fair Value
Cash and cash equivalents	—	$839,738
U. S. government securities	4.0	884,859
State and municipal	4.3	4,298,385
Corporate	2.9	4,208,156
Foreign government	2.8	879,857
Mortgage-backed securities	3.5	1,360,487
Loans receivable	2.8	346,746
Total	3.3	$12,818,228

Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2013 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$11,521,823	$(1,296,405)
200 basis point rise	11,939,950	(878,278)
100 basis point rise	12,372,886	(445,342)
Base scenario	12,818,228	—
100 basis point decline	13,261,331	443,103
200 basis point decline	13,694,433	876,205
300 basis point decline	14,115,702	1,297,474

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W. R. Berkley Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W. R. Berkley Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 28, 2014

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011
REVENUES:
Net premiums written	$5,500,173	$4,898,539	$4,357,368
Change in net unearned premiums	(273,636)	(225,023)	(196,501)
Net premiums earned	5,226,537	4,673,516	4,160,867
Net investment income	544,291	586,763	526,351
Insurance service fees	107,513	103,133	92,843
Net investment gains:
Net realized gains on investment sales	127,586	201,451	125,881
Other-than-temporary impairments and change in valuation allowance	(6,042)	9,014	(400)
Net investment gains	121,544	210,465	125,481
Revenues from wholly-owned investees	407,623	247,113	248,678
Other income	1,026	2,564	1,764
Total revenues	6,408,534	5,823,554	5,155,984
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	3,197,024	2,948,479	2,658,365
Other operating costs and expenses	2,000,684	1,799,623	1,626,526
Expenses from wholly-owned investees	388,761	247,222	245,495
Interest expense	123,177	126,302	112,512
Total operating costs and expenses	5,709,646	5,121,626	4,642,898
Income before income taxes	698,888	701,928	513,086
Income tax expense	(193,587)	(191,285)	(121,945)
Net income before noncontrolling interests	505,301	510,643	391,141
Noncontrolling interests	(5,376)	(51)	70
Net income to common stockholders	$499,925	$510,592	$391,211
NET INCOME PER SHARE:
Basic	$3.69	$3.72	$2.80
Diluted	$3.55	$3.56	$2.69

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net income before noncontrolling interests	$505,301	$510,643	$391,141
Other comprehensive income:
Change in unrealized translation adjustments	(23,848)	24,563	(18,751)
Change in unrealized investment gains (losses), net of taxes	(261,064)	87,316	95,617
Change in unrecognized pension obligation, net of taxes	8,700	(1,022)	1,367
Other comprehensive income	(276,212)	110,857	78,233
Comprehensive income	229,089	621,500	469,374
Comprehensive income (loss) to the noncontrolling interest	(5,404)	(128)	125
Comprehensive income to common shareholders	$223,685	$621,372	$469,499

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2013	2012
Assets
Investments:
Fixed maturity securities	$11,616,844	$11,943,956
Equity securities available for sale	283,338	376,022
Arbitrage trading account	522,128	329,077
Investment funds	1,067,495	809,689
Loans receivable	343,583	401,961
Real estate	715,242	606,735
Total investments	14,548,630	14,467,440
Cash and cash equivalents	839,738	905,670
Premiums and fees receivable	1,557,480	1,440,752
Due from reinsurers	1,533,103	1,450,348
Accrued investment income	118,329	127,230
Prepaid reinsurance premiums	367,803	316,309
Deferred policy acquisition costs	452,101	404,047
Property, furniture and equipment	339,448	267,227
Goodwill	110,146	87,865
Trading account receivable from brokers and clearing organizations	304,936	446,873
Deferred federal and foreign income taxes	20,120	—
Current federal and foreign income taxes	24,737	—
Other assets	335,225	242,135
Total assets	$20,551,796	$20,155,896
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,080,941	$9,751,086
Unearned premiums	2,781,437	2,474,847
Due to reinsurers	276,755	316,388
Trading account securities sold but not yet purchased	162,278	121,487
Deferred federal and foreign income taxes	—	60,255
Other liabilities	848,749	981,626
Junior subordinated debentures	339,800	243,206
Senior notes and other debt	1,692,442	1,871,535
Total liabilities	16,182,402	15,820,430
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 132,233,167 and 136,017,732 shares, respectively	47,024	47,024
Additional paid-in capital	967,440	945,166
Retained earnings	5,265,015	4,817,807
Accumulated other comprehensive income	189,391	465,631
Treasury stock, at cost, 102,884,751 and 99,100,186 shares, respectively	(2,132,835)	(1,969,411)
Total common stockholders’ equity	4,336,035	4,306,217
Noncontrolling interests	33,359	29,249
Total equity	4,369,394	4,335,466
Total liabilities and equity	$20,551,796	$20,155,896
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(In thousands)	2013	2012	2011
COMMON STOCK:
Beginning and end of period	$47,024	$47,024	$47,024
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$945,166	$941,109	$935,099
Stock options exercised and restricted units issued including tax benefit	(1,143)	(22,125)	(20,601)
Restricted stock units expensed	22,881	25,728	26,303
Stock issued	536	454	308
End of period	$967,440	$945,166	$941,109
RETAINED EARNINGS:
Beginning of period	$4,817,807	$4,491,162	$4,143,207
Net income to common stockholders	499,925	510,592	391,211
Dividends	(52,717)	(183,947)	(43,256)
End of period	$5,265,015	$4,817,807	$4,491,162
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$517,658	$430,419	$334,747
Unrealized gains (losses) on securities not other-than-temporarily impaired	(261,791)	84,229	98,015
Unrealized gains (losses) on other-than-temporarily impaired securities	699	3,010	(2,343)
End of period	256,566	517,658	430,419
Currency translation adjustments:
Beginning of period	(36,676)	(61,239)	(42,488)
Net change in period	(23,848)	24,563	(18,751)
End of period	(60,524)	(36,676)	(61,239)
Net pension asset:
Beginning of period	(15,351)	(14,329)	(15,696)
Net change in period	8,700	(1,022)	1,367
End of period	(6,651)	(15,351)	(14,329)
Total accumulated other comprehensive income	$189,391	$465,631	$354,851
TREASURY STOCK:
Beginning of period	$(1,969,411)	$(1,880,790)	$(1,750,494)
Stock exercised/vested	2,452	45,253	56,303
Stock issued	597	581	564
Stock repurchased	(166,473)	(134,455)	(187,163)
End of period	$(2,132,835)	$(1,969,411)	$(1,880,790)
NONCONTROLLING INTERESTS:
Beginning of period	$29,249	$7,526	$6,980
Acquisition of noncontrolling interest	(1,294)	21,595	671
Net (income) loss	5,376	51	(70)
Other comprehensive income (loss), net of tax	28	77	(55)
End of period	$33,359	$29,249	$7,526
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012	2011
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$499,925	$510,592	$391,211
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(121,544)	(210,465)	(125,481)
Depreciation and amortization	103,090	103,419	88,012
Noncontrolling interests	5,376	51	(70)
Investment funds	(67,712)	(77,015)	1,751
Stock incentive plans	23,784	26,763	27,175
Change in:
Arbitrage trading account	(10,324)	(1,424)	(8,106)
Premiums and fees receivable	(138,027)	(228,756)	(122,468)
Reinsurance accounts	(171,263)	(216,968)	(161,070)
Deferred policy acquisition costs	(52,124)	(38,656)	(38,541)
Deferred income taxes	56,281	13,240	43,340
Reserves for losses and loss expenses	372,002	406,763	325,758
Unearned premiums	323,160	279,986	238,499
Other	(2,826)	107,928	10,269
Net cash from operating activities	819,798	675,458	670,279
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,344,707	838,576	1,293,876
Proceeds from sale of equity securities	267,554	409,610	159,827
Distributions from (contributions to) investment funds	(236,580)	77,930	(113,913)
Proceeds from maturities and prepayments of fixed maturity securities	2,718,156	2,291,105	1,697,144
Purchase of fixed maturity securities	(4,198,135)	(3,617,002)	(2,815,340)
Purchase of equity securities	(156,557)	(284,991)	(97,986)
Real estate purchased	(107,352)	(256,386)	(96,552)
Change in loans receivable	(30,974)	(124,776)	92,176
Net additions to property, furniture and equipment	(63,150)	(40,556)	(45,320)
Change in balances due from security brokers	(26,155)	(25,799)	(16,194)
Payment for business purchased, net of cash acquired	(56,878)	(42,779)	(261,992)
Net cash used investing activities	(545,364)	(775,068)	(204,274)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of debt	346,822	369,291	—
Net proceeds from stock options exercised	53	7,660	21,963
Repayment of senior notes and other debt	(465,389)	—	(1,310)
Cash dividends to common stockholders	(52,717)	(183,947)	(43,253)
Purchase of common treasury shares	(166,473)	(127,663)	(187,163)
Other	7,442	31,851	14,550
Net cash from (used in) financing activities	(330,262)	97,192	(195,213)
Net impact on cash due to change in foreign exchange rates	(10,104)	(3,654)	(2,002)
Net increase (decrease) in cash and cash equivalents	(65,932)	(6,072)	268,790
Cash and cash equivalents at beginning of year	905,670	911,742	642,952
Cash and cash equivalents at end of year	$839,738	$905,670	$911,742
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2013, 2012 and 2011

(1)    Summary of Significant Accounting Policies

(A) Principles of consolidation and basis of presentation

The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2012 and 2011 financial statements to conform to the presentation of the 2013 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. The most significant items on our balance sheet that involve a greater degree of accounting estimates that are subject to change in the future are the valuation of investments, other-than-temporary impairments, loss and loss adjustment expense reserves and premium estimates. Actual results could differ from those estimates.

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

Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased net premiums written and premiums earned by $12 million, $7 million and $1 million in 2013, 2012 and 2011, respectively.

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

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value of investments is determined based on a fair value hierarchy that prioritizes the use of observable inputs over the use of unobservable inputs and requires the use of observable inputs when available. (See Note 13 of the Notes to Consolidated Financial Statements.)

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

(F) Deferred policy acquisition costs

Acquisition costs associated with the successful acquisition of new and renewed insurance and reinsurance contracts are deferred and amortized ratably over the terms of the related contracts. Ceding commissions received on reinsurance contracts are netted against acquisition costs and are recognized ratably over the life of the contract. Deferred policy acquisition costs are presented net of unearned ceding commissions. Deferred policy acquisition costs are comprised primarily of commissions, as well as employment-related underwriting costs and premium taxes. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. The recoverability of deferred policy acquisition costs is evaluated separately by each of our operating companies for each of their major lines of business. Future investment income is taken into account in measuring the recoverability of deferred policy acquisition costs.

(G) Reserves for losses and loss expenses

Reserves for losses and loss expenses are an accumulation of amounts determined on the basis of (1) evaluation of claims for business written directly by the Company; (2) estimates received from other companies for reinsurance assumed by the Company; and (3) estimates for losses incurred but not reported (based on Company and industry experience). These estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the statements of income in the period in which they are determined. The Company discounts its reserves for excess and assumed workers' compensation claims using a risk-free or statutory rate. (See Note 14 of Notes to Consolidated Financial Statements.)

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

(I) Deposit accounting

Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $72 million and $75 million at December 31, 2013 and 2012, respectively.

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

(L) Property, furniture and equipment

Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $38 million, $38 million and $40 million for 2013, 2012 and 2011, respectively.

(M) Comprehensive income

Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities, unrealized foreign currency translation adjustments and changes in unrecognized pension obligations.

(N) Goodwill and other intangible assets

Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2013 indicated that there were no impairment losses related to goodwill and other intangible assets. Intangible assets of $72 million and $31 million are included in other assets as of December 31, 2013 and 2012, respectively.

(O) Stock options

The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method.

(P) Statements of cash flows

Interest payments were $125 million, $119 million and $111 million in 2013, 2012 and 2011, respectively. Income taxes paid were $186 million, $133 million and $48 million in 2013, 2012 and 2011, respectively. Other non-cash items include acquisitions, unrealized investment gains and losses and pension expense. (See Note 2, Note 11 and Note 26 of Notes to Consolidated Financial Statements.)

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
Information has been restated as a result of the adoption of this new guidance throughout these consolidated financial statements and notes, where applicable.
(R) Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance relating to disclosures about items reclassified out of accumulated other comprehensive income ("AOCI"). The Company’s adoption of the updated guidance effective January 1, 2013 resulted in a change in the disclosures for AOCI in the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

In January 2014, the FASB issued ASU 2014-01 relating to Accounting for Investments in Qualified Affordable Housing Projects. The guidance must be applied retrospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted and can be applied retrospectively in reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on the Company’s results of operations, financial position and liquidity, which is not expected to be material.

All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

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

The following table summarizes the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	2013	2012
Fixed maturity securities	$—	$3,213
Real estate	—	256,209
Cash and cash equivalents	3,911	12,172
Real estate, furniture and equipment	898	—
Goodwill	19,664	251
Intangible assets	44,800	—
Other assets	60,661	6,566
Total assets acquired	129,934	278,411
Debt	(27,612)	—
Other liabilities assumed	(17,076)	(4,247)
Net assets acquired	$85,246	$274,164

(3) Consolidated Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) (AOCI) as of and for the year ended December 31, 2013:

(In thousands)	Unrealized Investment gains (losses)		Currency translation adjustments	Net pension asset		Accumulated other comprehensive income (loss)
Changes in AOCI
Beginning of period	$517,658		(36,676)	(15,351)		$465,631
Other comprehensive income (loss) before reclassifications	(193,188)		(23,848)	—		(217,036)
Amounts reclassified from AOCI	(67,876)		—	8,700		(59,176)
Other comprehensive income (loss)	(261,064)		(23,848)	8,700		(276,212)
Unrealized investment gain related to non-controlling interest	(28)		—	—		(28)
Ending balance	$256,566		$(60,524)	$(6,651)		$189,391
Amounts reclassified from AOCI
Pre-tax	(104,425)	(1)	—	13,387	(3)	$(91,038)
Tax effect	36,549	(2)	—	(4,687)	(2)	31,862
After-tax amounts reclassified	$(67,876)		$—	$8,700		$(59,176)
Other comprehensive income (loss)
Pre-tax	(401,637)		(23,848)	13,387		$(412,098)
Tax effect	140,573		—	(4,687)		135,886
Other comprehensive income (loss)	$(261,064)		$(23,848)	$8,700		$(276,212)
_______________
(1) Net investment gains in the consolidated statements of operations.
(2) Income tax expense in the consolidated statements of operations.
(3) Other operating costs and expenses in the consolidated statements of income.

(4)  Investments in Fixed Maturity Securities
At December 31, 2013 and 2012, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2013
Held to maturity:
State and municipal	$68,929	$11,172	$—	$80,101	$68,929
Residential mortgage-backed securities	27,393	3,311	—	30,704	27,393
Corporate	4,998	417	—	5,415	4,998
Total held to maturity	101,320	14,900	—	116,220	101,320
Available for sale:
U.S. government and government agency	858,319	34,522	(7,982)	884,859	884,859
State and municipal	4,085,791	162,330	(29,837)	4,218,284	4,218,284
Mortgage-backed securities:
Residential(1)	1,248,693	25,895	(25,941)	1,248,647	1,248,647
Commercial	76,454	5,670	(988)	81,136	81,136
Corporate	4,076,585	156,256	(30,100)	4,202,741	4,202,741
Foreign government	844,469	51,674	(16,286)	879,857	879,857
Total available for sale	11,190,311	436,347	(111,134)	11,515,524	11,515,524
Total investment in fixed maturity securities	$11,291,631	$451,247	$(111,134)	$11,631,744	$11,616,844

December 31, 2012
Held to maturity:
State and municipal	$65,190	$18,529	$—	$83,719	$65,190
Residential mortgage-backed securities	32,764	5,286	—	38,050	32,764
Corporate	4,997	605	—	5,602	4,997
Total held to maturity	102,951	24,420	—	127,371	102,951
Available for sale:
U.S. government and government agency	827,591	72,532	(1,660)	898,463	898,463
State and municipal	4,449,238	328,974	(9,693)	4,768,519	4,768,519
Mortgage-backed securities:
Residential(1)	1,395,739	53,846	(7,456)	1,442,129	1,442,129
Commercial	268,671	5,641	(744)	273,568	273,568
Corporate	3,378,884	235,289	(12,525)	3,601,648	3,601,648
Foreign government	794,880	62,380	(582)	856,678	856,678
Total available for sale	11,115,003	758,662	(32,660)	11,841,005	11,841,005
Total investment in fixed maturity securities	$11,217,954	$783,082	$(32,660)	$11,968,376	$11,943,956
_______________________________________

(1)
Gross unrealized losses for mortgage-backed securities include $1,961,247 and $3,037,000, as of December 31, 2013 and 2012, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$926,865	$935,322
Due after one year through five years	3,411,033	3,548,043
Due after five years through ten years	3,046,756	3,191,387
Due after ten years	2,554,437	2,596,505
Mortgage-backed securities	1,352,540	1,360,487
Total	$11,291,631	$11,631,744
At December 31, 2013 and 2012, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2013, investments with a carrying value of $1,017 million were on deposit in custodial or trust accounts, of which $745 million was on deposit with state insurance departments, $211 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $48 million was on deposit as security for reinsurance clients and $13 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(5)	Investments in Equity Securities Available for Sale
At December 31, 2013 and 2012, investments in equity securities available for sale were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2013
Common stocks	$118,536	$42,239	$—	$160,775	$160,775
Preferred stocks	85,091	43,791	(6,319)	122,563	122,563
Total	$203,627	$86,030	$(6,319)	$283,338	$283,338

December 31, 2012
Common stocks	$222,671	$60,102	$(707)	$282,066	$282,066
Preferred stocks	85,504	10,103	(1,651)	93,956	93,956
Total	$308,175	$70,205	$(2,358)	$376,022	$376,022

(6)  Arbitrage Trading Account
At December 31, 2013 and 2012, the fair value and carrying value of the arbitrage trading account were $522 million and $329 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of December 31, 2013, the fair value of long option contracts outstanding was $2 million (notional amount of $28 million) and the fair value of short option contracts outstanding was $2 million (notional amount of $22 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(7)	Net Investment Income
Net investment income consists of the following:

(In thousands)	2013	2012	2011
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$442,287	$479,035	$483,905
Equity securities available for sale	11,380	16,419	12,416
Investment funds	67,712	77,015	9,452
Arbitrage trading account	20,431	8,286	16,576
Real estate	12,498	12,097	7,471
Gross investment income	554,308	592,852	529,820
Investment expense	(10,017)	(6,089)	(3,469)
Net investment income	$544,291	$586,763	$526,351

(8) Investment Funds
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Losses)
(In thousands)	2013	2012	2013	2012	2011
Real estate	$378,435	$373,259	$9,315	$30,196	$14,527
Energy	155,026	146,325	29,739	33,146	(6,101)
Hedged equity	271,575	63,920	7,655	5,912	(1,366)
Other funds	262,459	226,185	21,003	7,761	2,392
Total	$1,067,495	$809,689	$67,712	$77,015	$9,452

(9)	Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2013	2012
Properties in operation	$283,393	$282,899
Properties under development	431,849	323,836
Total	$715,242	$606,735

Properties in operation represent an office building in London and a long-term ground lease in Washington D.C. These properties are net of accumulated depreciation and amortization of $17,827,000 and $10,354,000, as of December 31, 2013 and 2012, respectively. Related depreciation expense was $7,474,000, $7,583,000 and $2,770,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum rental income expected on operating leases relating to real estate held for investment is $1,504,000 in 2014, $1,549,000 in 2015, $1,596,000 in 2016, $1,644,000 in 2017, $1,693,000 in 2018 and $327,320,000 thereafter.

Properties under development represent the following: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.

(10)  Loans Receivable
Loans receivable are as follows:

	As of December 31,
(In thousands)	2013	2012
Amortized cost:
Real estate loans	$282,357	$336,533
Commercial loans	61,226	65,428
Total	$343,583	$401,961

Fair value:
Real estate loans	$284,017	$339,079
Commercial loans	62,729	67,364
Total	$346,746	$406,443

Valuation allowance:
Specific	$—	$3,000
General	2,087	2,620
Total	$2,087	$5,620

Impaired loans:
With a specific valuation allowance	$—	$1,775
Without a valuation allowance	—	31,023
Unpaid principal balance	—	35,872

	For the Year Ended December 31,
	2013	2012
Increase (decrease) in valuation allowance	$308	$(14,118)
Loans receivable charged off	—	463
There were no loans receivable in non-accrual status December 31, 2013, compared to $3 million at December 31, 2012. If these loans had been current at December 31, 2012, additional interest income of $498,000 would have been recognized in accordance with their original terms for the year ended December 31, 2012.
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
The real estate loans are secured by commercial real estate primarily located in Arizona, California, Hawaii, Illinois, New York and Texas. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. These loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
The Company utilizes an internal risk rating system to assign a risk to each of its real estate loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the Company’s position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, none of the real estate loans were considered to be impaired at December 31, 2013, and accordingly, the Company determined that a specific valuation allowance was not required.

(11)	Realized and Unrealized Investment Gains and Losses
Realized and unrealized investment gains and losses are as follows:

(In thousands)	2013	2012	2011
Realized investment gains and losses:
Fixed maturity securities:
Gains	$48,860	$34,295	$37,595
Losses	(14,670)	(6,436)	(5,499)
Equity securities available for sale	70,235	97,300	90,023
Investment funds	10,976	74,777	3,762
Other gains	12,185	1,515	—
Net realized gains on investments sales	127,586	201,451	125,881

Net other-than-temporary impairments:
Other-than-temporary impairments	(6,042)	(4,984)	(400)
Decrease in valuation allowance	—	13,998	—
Net other-than-temporary impairments	(6,042)	9,014	(400)

Total net investment gains	121,544	210,465	125,481
Income tax expense	(47,426)	(73,663)	(43,834)
	$74,118	$136,802	$81,647

Change in unrealized gains and losses of available for sales securities:
Fixed maturity securities	$(401,812)	$162,220	$209,467
Previously impaired fixed maturity securities	1,076	4,631	(3,604)
Equity securities available for sale	11,864	(33,199)	(55,772)
Investment funds	(10,250)	1,630	(2,093)
Total change in unrealized gains	(399,122)	135,282	147,998
Income tax expense	138,058	(47,966)	(52,381)
Noncontrolling interests	(28)	(77)	55
	$(261,092)	$87,239	$95,672

(12)  Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at December 31, 2013 and 2012 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2013
U.S. government and government agency	$260,882	$7,927	$2,163	$55	$263,045	$7,982
State and municipal	899,613	24,503	87,345	5,334	986,958	29,837
Mortgage-backed securities	578,603	17,964	140,648	8,965	719,251	26,929
Corporate	1,013,373	17,066	105,074	13,034	1,118,447	30,100
Foreign government	320,215	16,286	—	—	320,215	16,286
Fixed maturity securities	3,072,686	83,746	335,230	27,388	3,407,916	111,134
Common stocks	—	—	—	—	—	—
Preferred stocks	13,291	513	19,868	5,806	33,159	6,319
Equity securities available for sale	13,291	513	19,868	5,806	33,159	6,319
Total	$3,085,977	$84,259	$355,098	$33,194	$3,441,075	$117,453

December 31, 2012
U.S. government and government agency	$69,551	$1,660	$—	$—	$69,551	$1,660
State and municipal	152,694	1,639	135,967	8,054	288,661	9,693
Mortgage-backed securities	484,731	3,629	58,292	4,571	543,023	8,200
Corporate	398,595	3,406	70,537	9,119	469,132	12,525
Foreign government	68,809	554	11,210	28	80,019	582
Fixed maturity securities	1,174,380	10,888	276,006	21,772	1,450,386	32,660
Common stocks	46,725	707	—	—	46,725	707
Preferred stocks	—	—	39,812	1,651	39,812	1,651
Equity securities available for sale	46,725	707	39,812	1,651	86,537	2,358
Total	$1,221,105	$11,595	$315,818	$23,423	$1,536,923	$35,018

Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2013 is presented in the table below:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	13	$66,658	$3,748
Corporate	9	31,579	1,005
Foreign government	2	23,603	844
Total	24	$121,840	$5,597

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

(In thousands)	2013	2012
Beginning balance of amounts related to credit losses	$4,261	$4,261
Additions for amounts related to credit losses	—	—
Deductions for amounts related to credit loss sales	—	—
Ending balance of amounts related to credit losses	$4,261	$4,261
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
Preferred Stocks – At December 31, 2013, there were three preferred stocks in an unrealized loss position, with an aggregate fair value of $33 million and a gross unrealized loss of $6 million. None of those preferred stocks are rated non-investment grade, and none are delinquent or in default. Management believes the unrealized losses are due primarily to market and sector related factors and does not consider these to be OTTI.
Common Stocks – At December 31, 2013, there were no common stocks in an unrealized loss position.

(13)  Fair Value Measurements
The Company’s fixed maturity, equity securities available for sale and its trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available.
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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$884,859	$—	$884,859	$—
State and municipal	4,218,284	—	4,218,284	—
Mortgage-backed securities	1,329,783	—	1,329,783	—
Corporate	4,202,741	—	4,159,877	42,864
Foreign government	879,857	—	879,857	—
Total fixed maturity securities available for sale	11,515,524	—	11,472,660	42,864
Equity securities available for sale:
Common stocks	160,775	159,537	—	1,238
Preferred stocks	122,563	—	118,811	3,752
Total equity securities available for sale	283,338	159,537	118,811	4,990
Arbitrage trading account	522,128	192,281	328,067	1,780
Total	$12,320,990	$351,818	$11,919,538	$49,634
Liabilities:
Securities sold but not yet purchased	$162,278	$162,126	$152	$—

December 31, 2012
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$898,463	$—	$898,463	$—
State and municipal	4,768,519	—	4,768,519	—
Mortgage-backed securities	1,715,697	—	1,715,697	—
Corporate	3,601,648	—	3,542,583	59,065
Foreign government	856,678	—	856,678	—
Total fixed maturity securities available for sale	11,841,005	—	11,781,940	59,065
Equity securities available for sale:
Common stocks	282,066	280,658	—	1,408
Preferred stocks	93,956	—	93,335	621
Total equity securities available for sale	376,022	280,658	93,335	2,029
Arbitrage trading account	329,077	233,603	94,546	928
Total	$12,546,104	$514,261	$11,969,821	$62,022
Liabilities:
Securities sold but not yet purchased	$121,487	$114,909	$6,558	$20
There were no transfers between Levels 1 and 2 for the years ended December 31, 2013 and 2012.

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2013 and 2012:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	Sales	Paydowns/Maturities	In	Out	Ending Balance
Year ended December 31, 2013
Assets:
Fixed maturity securities available for sale:
Corporate	$59,065	$677	$309	$170	$(4,753)	$(12,604)	$—	$—	$42,864
Total	59,065	677	309	170	(4,753)	(12,604)	—	—	42,864
Equity securities available for sale:
Common stocks	1,408	—	—	—	(170)	—	—	—	1,238
Preferred stocks	621	(299)	—	3,430	—	—	—	—	3,752
Total	2,029	(299)	—	3,430	(170)	—	—	—	4,990
Arbitrage trading account	928	1,458	730	824	(853)	—	22	(1,329)	1,780
Total	$62,022	$1,836	$1,039	$4,424	$(5,776)	$(12,604)	$22	$(1,329)	$49,634
Liabilities:
Securities sold but not yet purchased	20	$(4)	—	$4	$(20)	—	—	—	$—

Year ended December 31, 2012
Fixed maturity securities available for sale:
Corporate	$67,828	$(1,497)	$9,622	$283	$—	$(17,171)	$—	$—	$59,065
Total	67,828	(1,497)	9,622	283	—	(17,171)	—	—	59,065
Equity securities available for sale:
Common stocks	1,559	—	—	—	(151)	—	—	—	1,408
Preferred stocks	12,303	1,126	(1,737)	—	(11,071)	—	—	—	621
Total	13,862	1,126	(1,737)	—	(11,222)	—	—	—	2,029
Arbitrage trading account	851	(3,534)	3,570	—	(52)	—	93	—	928
Total	$82,541	$(3,905)	$11,455	$283	$(11,274)	$(17,171)	$93	$—	$62,022
Liabilities:
Securities sold but not yet purchased	21	(1)	$—	—	—	$—	$—	$—	$20

There were no significant transfers in or out of Level 3 during the years ended December 31, 2013 or 2012.

(14)	Reserves for Losses and Loss Expenses
The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2013	2012	2011
Net reserves at beginning of year	$8,411,851	$8,172,112	$7,999,521
Net provision for losses and loss expenses:
Claims occuring during the current year(1)	3,221,393	2,997,995	2,791,860
Decrease in estimates for claims occurring in prior years(2)(3)	(78,810)	(102,571)	(181,282)
Loss reserve discount accretion	54,441	53,055	47,787
Total	3,197,024	2,948,479	2,658,365
Net payments for claims:
Current year	822,787	698,834	765,440
Prior year	2,055,284	2,010,101	1,721,558
Total	2,878,071	2,708,935	2,486,998
Foreign currency translation	(47,007)	195	1,224
Net reserves at end of year	8,683,797	8,411,851	8,172,112
Ceded reserve at end of year	1,397,144	1,339,235	1,165,022
Gross reserves at end of year	$10,080,941	$9,751,086	$9,337,134
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $22,680,000, $26,078,000 and $43,286,000 in 2013, 2012 and 2011, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $77,430,000, $100,667,000 and $182,937,000 in 2013, 2012 and 2011, respectively.

(3)
For certain retrospectively rated insurance polices and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable reserve development, net of additional and return premiums, was $98 million, $103 million and $182 million in 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, estimates for claims occurring in prior years (net of additional and return premiums) decreased by $98 million. The favorable reserve development in 2013 was primarily attributable to accident years 2008 through 2010. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
Environmental and Asbestos — To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $36 million and $34 million at December 31, 2013 and 2012, respectively. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $59 million and $56 million at December 31, 2013 and 2012, respectively. Increases in net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $5 million, $2 million and $1 million in 2013, 2012 and 2011, respectively. Net paid losses and loss expenses for asbestos and environmental claims were approximately $3 million in 2013, $2 million in 2012 and $3 million in 2011. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. At December 31, 2013, the discount rates by year ranged from 2.1% to 6.5% with a weighted average discount rate of 4.1%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $837 million, $867 million and $892 million at December 31, 2013, 2012 and 2011, respectively.

(15)	Reinsurance
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following: property reinsurance treaties that reduce exposure to large individual property losses and catastrophe events; casualty reinsurance treaties that reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds; and facultative reinsurance that reduces exposure on individual policies or risks for losses that exceed treaty reinsurance capacity. Depending on the operating unit, the Company purchases specific additional reinsurance to supplement the above programs.
The following is a summary of reinsurance financial information:

(In thousands)	2013	2012	2011
Written premiums:
Direct	$5,626,172	$4,964,069	$4,370,092
Assumed	884,919	815,810	707,221
Ceded	(1,010,918)	(881,340)	(719,945)
Total net written premiums	$5,500,173	$4,898,539	$4,357,368

Earned premiums:
Direct	$5,328,955	$4,723,882	$4,164,277
Assumed	857,119	770,981	669,593
Ceded	(959,537)	(821,347)	(673,003)
Total net earned premiums	$5,226,537	$4,673,516	$4,160,867

Ceded losses incurred	$556,108	$528,018	$458,249

The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1,385,000, $1,680,000 and $3,169,000 as of December 31, 2013, 2012 and 2011, respectively. The following table presents the amounts due from reinsurers as of December 31, 2013:

(In thousands)
Munich Re	$193,405
Lloyd’s of London	117,059
Swiss Re	104,096
Alleghany Group	96,348
Partner Re	67,116
Axis Capital	65,580
Berkshire Hathaway	53,118
Ace Group	46,413
Hannover Re Group	35,607
Everest Re	29,253
Arch Capital Group	25,782
Other reinsurers less than $20,000	230,825
Subtotal	1,064,602
Residual market pools	468,501
Total	$1,533,103

(16)	Senior Notes and Other Debt
Senior notes and other debt consist of the following as of December 31, 2013 (the difference between the face value and the carrying value is unamortized discount):

(In thousands)	Interest Rate	Face Value	2013 Carrying Value	2012 Carrying Value
Senior notes due on:
February 15, 2013		$—	$—	$199,959
May 15, 2015	5.6%	200,000	199,744	199,559
August 15, 2019	6.15%	150,000	149,199	149,057
September 15, 2019	7.375%	300,000	298,546	298,292
September 15, 2020	5.375%	300,000	297,738	297,401
January 1, 2022	8.70%	76,503	76,004	75,962
March 15, 2022	4.625%	350,000	346,581	346,163
February 15, 2037	6.25%	250,000	247,457	247,347
Subsidiary debt (1)	Various	77,173	77,173	57,795
Total debt		$1,703,676	$1,692,442	$1,871,535
_____________
(1) Subsidiary debt is due as follows: $5 million in 2014, $40 million in 2015, $30 million in 2016 and $2 million thereafter.

(17)	Junior Subordinated Debentures
In 2013, the Company issued $350,000,000 aggregate principal amount of 5.625% Subordinated Debentures due April 2053 (the “Debentures”). At December 31, 2013, the carrying value of the Debentures, net of unamortized discount, was $339,800,000. The net proceeds of the offering was primarily used to repay the $250 million aggregate principal amount of the Company's 6.750% Subordinated Debentures due 2045. The Company realized a loss from the early redemption of $7 million.

(18)	Income Taxes
Income tax expense consists of:

(In thousands)	Current Expense	Deferred Expense	Total
December 31, 2013
Domestic	$116,802	$47,370	$164,172
Foreign	22,362	7,053	29,415
Total expense	$139,164	$54,423	$193,587

December 31, 2012
Domestic	$156,339	$11,448	$167,787
Foreign	23,029	469	23,498
Total expense	$179,368	$11,917	$191,285

December 31, 2011
Domestic	$60,420	$37,176	$97,596
Foreign	22,011	2,338	24,349
Total expense	$82,431	$39,514	$121,945
Income before income taxes from domestic operations was $598 million, $624 million and $469 million for the years ended December 31, 2013, 2012 and 2011, respectively. Income before income taxes from foreign operations was $101 million, $78 million and $49 million for the years ended December 31, 2013, 2012 and 2011, respectively.
A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 35% to pre-tax income are as follows:

(In thousands)	2013	2012	2011
Computed “expected” tax expense	$244,611	$245,675	$179,580
Tax-exempt investment income	(40,679)	(50,665)	(57,246)
Change in valuation allowance	—	—	(2,328)
Impact of lower foreign tax rates	(4,851)	(5,234)	(3,199)
State and local taxes	2,906	(753)	2,355
Other, net	(8,400)	2,262	2,783
Total expense	$193,587	$191,285	$121,945

At December 31, 2013 and 2012, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2013	2012
Deferred tax asset:
Loss reserve discounting	$87,394	$119,547
Unearned premiums	149,107	132,014
Other-than-temporary impairments	49,483	62,187
Restricted stock units	52,671	49,553
Other	92,698	83,740
Gross deferred tax asset	431,353	447,041
Less valuation allowance	—	—
Deferred tax asset	431,353	447,041
Deferred tax liability:
Amortization of intangibles	11,886	12,458
Deferred policy acquisition costs	136,635	120,532
Unrealized investment gains	148,215	274,497
Other	114,497	99,809
Deferred tax liability	411,233	507,296
Net deferred tax asset (liability)	$20,120	$(60,255)
The Company had current tax receivables of $24,737,000 and a current tax payables of $22,546,000 at December 31, 2013 and 2012, respectively. at December 31, 2013, the Company had foreign net operating loss carryforwards of $870,000, which expire beginning in 2014. The Company had provided a valuation allowance against the unutilized foreign tax credits which were fully utilized in the 2010 federal tax return. The reduction in the valuation relates primarily to the full utilization of the foreign tax credit carryforward. At December 31, 2013 and 2012, the Company had no deferred tax assets for which a valuation allowance is required. The statute of limitations has closed for the Company’s tax returns through December 31, 2009.
The realization of the deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

(19)	Dividends from Subsidiaries and Statutory Financial Information

The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company (BIC), directly or indirectly owns all of the Company’s other insurance companies. During 2014, the maximum amount of dividends that can be paid by BIC without such approval is approximately $491 million.

BIC’s net income and statutory capital and surplus, as determined in accordance with statutory accounting practices (SAP), are as follows:

(In thousands)	2013	2012	2011
Net income	$680,418	$490,119	$417,441
Statutory capital and surplus	$4,908,010	$4,671,922	$4,107,745

The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to discount non-tabular workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was to increase BIC’s statutory capital and surplus by $282 million at December 31, 2013.

The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2013, BIC’s Total Adjusted Capital of 4.6 billion was 4.53% of its RBC Authorized Control Level.

See Note 4, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(20)	Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

	2013	2012	2011
Basic	135,304,752	137,097,162	139,687,546
Diluted	140,742,922	143,314,544	145,672,211
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

	2013	2012	2011
Balance, beginning of year	136,017,732	137,520,019	141,009,834
Shares issued	139,790	2,114,168	2,702,303
Shares repurchased	(3,924,355)	(3,616,455)	(6,192.118)
Balance, end of year	132,233,167	136,017,732	137,520,019

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(21)	Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012:

	2013		2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,616,844	$11,631,744	$11,943,956	$11,968,376
Equity securities available for sale	283,338	283,338	376,022	376,022
Arbitrage trading account	522,128	522,128	329,077	329,077
Loans receivable	343,583	346,746	401,961	406,443
Cash and cash equivalents	839,738	839,738	905,670	905,670
Trading accounts receivable from brokers and clearing organizations	304,936	304,936	446,873	446,873
Due from broker	17,735	17,735	14,449	14,449

Liabilities:
Trading account securities sold but not yet purchased	162,278	162,278	121,487	121,487
Junior subordinated debentures	339,800	288,540	243,206	252,000
Senior notes and other debt	1,692,442	1,861,898	1,871,535	2,190,173
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

(22) Lease Obligations

The Company and its subsidiaries use office space and equipment under leases expiring at various dates. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. The Company also has an investment in a commercial office building that has a long-term land lease. Future minimum lease payments, without provision for sublease income, are: $42,586,000 in 2014; $39,218,000 in 2015; $34,009,000 in 2016; $29,573,000 in 2017 and $213,046,000 thereafter. Rental expense was $44,752,000, $38,179,000 and $33,003,000 for 2013, 2012 and 2011, respectively.

(23) Commitments, Litigation and Contingent Liabilities

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

At December 31, 2013, the Company had commitments to invest up to $249 million in certain investment funds.

(24) Stock Incentive Plan

The Company has not issued any stock options under its stock incentive plans since 2004. The following table summarizes stock option information:

	2013		2012		2011
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)
Outstanding at beginning of year	3,375	$15.17	1,314,057	$11.04	3,503,384	$10.42
Exercised	3,375	15.17	1,310,682	11.03	2,185,952	10.05
Canceled	—	—	—	—	3,375	10.07
Outstanding at year end	—	$—	3,375	$15.17	1,314,057	$11.04
_______________________________________

(1)	Weighted average exercise price.
Pursuant to the stock incentive plan, the Company may also issue restricted stock units (RSUs) to officers of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2013:

	2013	2012	2011
RSUs granted and unvested at beginning of period:	4,701,120	4,370,975	4,945,375
Granted	108,400	2,161,220	107,500
Vested	(146,250)	(1,704,625)	(576,050)
Cancelled	(171,750)	(126,450)	(105,850)
RSUs granted and unvested at end of period:	4,491,520	4,701,120	4,370,975
Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2013, 3,643,804 shares related to vested RSUs had been deferred.
The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2013:

(In thousands)	2013	2012	2011
Unearned compensation at beginning of year	$93,653	$57,315	$76,139
RSUs granted, net of cancellations	4,406	73,255	2,832
RSUs expensed	(22,881)	(25,728)	(26,303)
RSUs forfeiture adjustment	(1,973)	(11,189)	4,647
Unearned compensation at end of year	$73,205	$93,653	$57,315

(25)	Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary’s profitability. Employees become eligible to participate in the profit sharing plans on the first day of the month following the first full three months in which they are employed. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. The Company’s foreign subsidiaries provide pension benefits in accordance with local regulations. Profit sharing expense was $34 million, $31 million, and $27 million in 2013, 2012 and 2011, respectively.

The Company has a Long-Term Incentive Compensation Plan (“LTIP”) that provides for incentive compensation to key executives based on the growth in the Company’s book value per share over a five year period. There are 211,250 units outstanding from the 2013 grant with a maximum value of $52.8 million, of which $7.4 million was earned by December 31, 2013. There are 183,100 units outstanding from the 2011 grant with a maximum value of $45.8 million, of which $19.7 million was earned by December 31, 2013. The 2008 grant, which earned $23.0 million during the five years ended December 31, 2012, was paid in 2013.
The following table summarizes the LTIP expense for the three years ended December 31, 2013:

(In thousands)	2013	2012	2011
2008 grant	$—	$5,742	$4,600
2011 grant	6,741	7,365	5,620
2013 grant	7,386	—	—
Total	$14,127	$13,107	$10,220

(26) Retirement Benefits

The Company has an unfunded noncontributory defined benefit plan that covers its chief executive officer and chairman of the board. The discount rate used to derive the projected benefit obligation and related retirement expense was 0% in 2013 and 3.39% in 2012. The discount rate assumption used to determine the benefit obligation is based on a yield curve approach. Under this approach, a weighted average yield is determined from a hypothetical portfolio of AA rated bonds. A summary of the change in benefit obligation, which is required to be distributed on or before March 28, 2015, is as follows:

(In thousands)	2013	2012
Projected benefit obligation at beginning of year	$64,632	$56,787
Interest cost	2,191	2,476
Benefits paid	(285)	(1,426)
Actuarial loss	(2,221)	6,795
Benefit obligation at end of year	$64,317	$64,632

Following is a summary of the amounts recognized in accumulated other comprehensive income as of December 31, 2013 and 2012:

(In thousands)	2013	2012
Net actuarial loss	$4,242	$14,605
Prior service cost	5,988	9,012
Net pension asset	$10,230	$23,617

The components of net periodic pension benefit cost are as follows:

(In thousands)	2013	2012	2011
Components of net periodic benefit cost:
Interest cost	$2,191	$2,476	$2,716
Amortization of unrecognized:
Prior service costs	3,023	3,023	3,023
Net actuarial loss	8,143	2,197	1,330
Net periodic pension cost	$13,357	$7,696	$7,069

The changes in plan assets and projected benefit obligation recognized in other comprehensive income are as follows:

(In thousands)	2013	2012
Changes in plan assets and projected benefit obligation:
Net actuarial (gain) loss	$(2,221)	$6,795
Amortization of:
Net actuarial loss	(8,143)	(2,197)
Prior service costs	(3,023)	(3,023)
Total recognized in other comprehensive income	$(13,387)	$1,575

The net after tax periodic pension cost of $7 million will be amortized from accumulated other comprehensive income into periodic benefit cost during 2014.

(27) Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2013	2012	2011
Amortization of deferred policy acquisition costs	$991,070	$917,583	$785,118
Other underwriting expenses	780,058	675,163	653,011
Service company expenses	88,662	84,986	75,231
Net foreign currency losses	(10,120)	(6,092)	(1,884)
Other costs and expenses	151,014	127,983	115,050
Total	$2,000,684	$1,799,623	$1,626,526

(28)	Industry Segments
During the first quarter of 2013, the Company changed the aggregation of its business segments. The Company’s reportable segments include the following three business segments, plus a corporate segment:
Insurance-Domestic - commercial insurance business, including excess and surplus lines and admitted lines, primarily throughout the United States;

•	Insurance-International - insurance business primarily in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, and Australia; and

•	Reinsurance-Global - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, and the Asia-Pacific Region.
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

Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
December 31, 2013:
Insurance-Domestic	$3,782,416	$404,280	$107,517	$4,294,213	$648,740	$449,981
Insurance-International	723,151	47,039	—	770,190	56,922	40,292
Reinsurance-Global	720,970	89,090	—	810,060	110,425	78,013
Corporate, other and eliminations(1)	—	3,882	408,645	412,527	(238,743)	(142,479)
Net investment gains	—	—	121,544	121,544	121,544	74,118
Consolidated	$5,226,537	$544,291	$637,706	$6,408,534	$698,888	$499,925

December 31, 2012:
Insurance-Domestic	$3,417,022	$424,787	$103,133	$3,944,942	$578,500	$397,942
Insurance-International	631,841	45,796	—	677,637	51,639	35,928
Reinsurance-Global	624,653	106,932	—	731,585	103,690	72,916
Corporate, other and eliminations(1)	—	9,248	249,677	258,925	(242,366)	(132,996)
Net investment gains	—	—	210,465	210,465	210,465	136,802
Consolidated	$4,673,516	$586,763	$563,275	$5,823,554	$701,928	$510,592

December 31, 2011:
Insurance-Domestic	$3,121,281	$372,053	$92,847	$3,586,181	$467,126	$345,399
Insurance-International	508,509	36,958	—	545,467	36,912	28,142
Reinsurance-Global	531,077	97,795	—	628,872	85,271	66,405
Corporate, other and eliminations(1)	—	19,545	250,438	269,983	(201,704)	(130,382)
Net investment gains	—	—	125,481	125,481	125,481	81,647
Consolidated	$4,160,867	$526,351	$468,766	$5,155,984	$513,086	$391,211

Identifiable Assets
(In thousands)	December 31, 2013	December 31, 2012
Insurance-Domestic	$15,247,807	$14,661,476
Insurance-International	1,516,310	1,541,365
Reinsurance-Global	3,103,193	3,337,937
Corporate, other and eliminations(1)	684,486	615,118
Consolidated	$20,551,796	$20,155,896
_______________________________________

(1)	Corporate, other and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

(In thousands)	2013	2012	2011
Insurance-Domestic
Other liability	$1,259,376	$1,104,369	$1,003,080
Workers' compensation	995,047	869,042	785,454
Short-tail lines	774,809	733,239	665,575
Commercial automobile	486,759	455,988	437,891
Professional liability	266,425	254,384	229,281
Total Insurance-Domestic	3,782,416	3,417,022	3,121,281

Insurance-International
Other liability	65,528	44,065	49,800
Workers' compensation	84,637	82,066	73,823
Short-tail lines	336,814	276,599	183,447
Commercial automobile	130,020	125,927	110,568
Professional liability	106,152	103,184	90,871
Total Insurance-International	723,151	631,841	508,509

Reinsurance-Global
Casualty	507,790	456,376	389,557
Property	213,180	168,277	141,520
Total Reinsurance-Global	720,970	624,653	531,077
Total	$5,226,537	$4,673,516	$4,160,867

(29)	Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial data:

(In thousands. except per share data)	2013
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,506,769	$1,570,962	$1,634,124	$1,696,679
Net income	116,615	115,957	136,974	130,379
Net income per share(1)
Basic	0.86	0.85	1.01	0.97
Diluted	0.83	0.82	0.97	0.93

	2012
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,378,705	$1,415,747	$1,420,501	$1,608,601
Net income	135,318	108,838	100,947	165,489
Net income per share(1)
Basic	0.98	0.79	0.74	1.22
Diluted	0.94	0.76	0.71	1.17
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

During the quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited W. R. Berkley Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). W. R. Berkley Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, W. R. Berkley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W. R. Berkley Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/S/ KPMG LLP

New York, New York
February 28, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, and which is incorporated herein by reference.

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

The exhibits filed as part of this report are listed on pages 94 - 97 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ William R. Berkley
William R. Berkley, Chairman of the Board and Chief Executive Officer
February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Chairman of the Board and
William R. Berkley	Chief Executive Officer	February 28, 2014
(Principal executive officer)

/s/ W. Robert Berkley, Jr.	President, Chief Operating Officer
W. Robert Berkley, Jr.	and Director	February 28, 2014

/s/ Christopher L. Augostini	Director
Christopher L. Augostini		February 28, 2014

/s/ Ronald E. Blaylock	Director
Ronald E. Blaylock		February 28, 2014

/s/ Mark E. Brockbank	Director
Mark E. Brockbank		February 28, 2014

/s/ George G. Daly	Director
George G. Daly		February 28, 2014

/s/ Mary C. Farrell	Director
Mary C. Farrell		February 28, 2014

/s/ Jack H. Nusbaum	Director
Jack H. Nusbaum		February 28, 2014

/s/ Mark L. Shapiro	Director
Mark L. Shapiro		February 28, 2014

/s/ Eugene G. Ballard	Senior Vice President and
Eugene G. Ballard	Chief Financial Officer	February 28, 2014
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

(4.3)
Fourth Supplemental Indenture, dated as of May 9, 2005, between the Company and The Bank of New York, as Trustee, relating to $200,000,000 principal amount of the Company’s 5.60% Senior Notes due 2015, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15200) filed with the Commission on August 2, 2005).

(4.4)
Fifth Supplemental Indenture, dated as of February 9, 2007, between the Company and The Bank of New York, as Trustee, relating to $250,000,000 principal amount of the Company’s 6.25% Senior Notes due 2037, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 1, 2007).

(4.5)
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

(4.6)
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

(4.7)
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

(4.8)
Subordinated Indenture, dated as of May 2, 2013, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 2, 2013).

(4.9)
First Supplemental Indenture, dated as of May 2, 2013, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company's 5.625% Subordinated Debentures due 2053, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 2, 2013).

(4.10)
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

	Jurisdiction of Incorporation	Percentage owned by the Company (1)
Berkley International, LLC (2)	New York	100%
Berkley Surety Group, Inc.	Delaware	100%
Signet Star Holdings, Inc.	Delaware	100%
Berkley Insurance Company	Delaware	100%
Admiral Insurance Company	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Berkley London Holdings, Inc. (3)	Delaware	100%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	100%
Carolina Casualty Insurance Company	Iowa	100%
Berkley Assurance Company	Iowa	100%
Clermont Insurance Company	Iowa	100%
Nautilus Insurance Company	Arizona	100%
Great Divide Insurance Company	North Dakota	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	New Hampshire	100%
Berkley National Insurance Company	Iowa	100%
Berkley Regional Specialty Insurance Company	Delaware	100%
American Mining Insurance Company	Iowa	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Minnesota	100%
Union Insurance Company	Iowa	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company	Delaware	100%
Preferred Employers Insurance Company	California	100%
Gemini Insurance Company	Delaware	100%
Riverport Insurance Company	Minnesota	100%
StarNet Insurance Company	Delaware	100%
_______________________________________

(1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent is indicated by an indentation, and its percentage ownership is as indicated in this column.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
Under date of February 28, 2014, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, which are included in the Annual Report on Form 10-K for the year ended December 31, 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules II through VI. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/S/ KPMG LLP

New York, New York
February 28, 2014

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$17,315	$162,972
Fixed maturity securities available for sale at fair value (cost $61,084 and $281,708 at December 31, 2013 and 2012, respectively)	63,115	286,597
Equity securities available for sale, at fair value (cost $4,668 in 2013 and $0 in 2012)	11,240	25,699
Investment in subsidiaries	6,250,979	5,979,539
Due from subsidiaries	13,648	106,334
Deferred Federal income taxes	51,346	—
Current Federal income taxes	17,540	—
Property, furniture and equipment at cost, less accumulated depreciation	9,028	7,895
Other assets	5,795	10,710
Total assets	$6,440,006	$6,579,746
Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$—	$—
Other liabilities	148,903	176,416
Current Federal income taxes	—	8,253
Deferred Federal income taxes	—	31,914
Junior subordinated debentures	339,800	243,206
Senior notes	1,615,268	1,813,740
Total liabilities	2,103,971	2,273,529
Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	967,440	945,166
Retained earnings (including accumulated undistributed net income of subsidiaries of $4,393,420 and $4,023,780 at December 31, 2013 and 2012, respectively)	5,265,015	4,817,807
Accumulated other comprehensive income	189,391	465,631
Treasury stock, at cost	(2,132,835)	(1,969,411)
Total stockholders’ equity	4,336,035	4,306,217
Total liabilities and stockholders’ equity	$6,440,006	$6,579,746
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Years Ended December 31,
(In thousands)	2013	2012	2011
Management fees and investment income including dividends from subsidiaries of $269,626, $25,968 and $503,227 for the years ended December 31, 2013, 2012 and 2011, respectively	$277,223	$29,961	$514,057
Net investment gains	24,550	71,130	45,962
Other income	223	271	96
Total revenues	301,996	101,362	560,115
Operating costs and expense	122,562	133,326	118,922
Interest expense	120,066	124,298	111,184
Income before federal income taxes	59,368	(156,262)	330,009
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	225,845	132,379	79,200
Federal income tax expense on a consolidated return basis	(154,928)	(160,226)	(89,144)
Net expense	70,917	(27,847)	(9,944)
Income (loss) before undistributed equity in net income of subsidiaries	130,285	(184,109)	320,065
Equity in undistributed net income of subsidiaries	369,640	694,701	71,146
Net income	$499,925	$510,592	$391,211
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Years Ended December 31,
(In thousands)	2013	2012	2011
Cash flows (used in) from operating activities:
Net income	$499,925	$510,592	$391,211
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(24,550)	(71,130)	(45,962)
Depreciation and amortization	10,397	5,624	4,905
Equity in undistributed earnings of subsidiaries	(369,640)	(694,701)	(71,146)
Tax payments received from subsidiaries	77,305	125,046	139,011
Federal income taxes provided by subsidiaries on a separate return basis	(225,845)	(132,379)	(79,200)
Stock incentive plans	24,594	26,763	27,176
Change in:
Federal income taxes	21,866	44,423	56,542
Other assets	(821)	911	(542)
Other liabilities	(16,280)	28,017	(6,747)
Accrued investment income	967	97	1,559
Other, net	—	(13)	277
Net cash (used in) from operating activities	(2,082)	(156,750)	417,084
Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	230,854	93,354	70,665
Proceeds from maturities and prepayments of fixed maturity securities	68,918	121,191	165,158
Proceeds from sales of equity securities	23,395	72,565	47,735
Cost of purchases of fixed maturity securities	(79,132)	(255,885)	(240,536)
Cost of purchases of equity securities	(4,668)	—	—
Investments in and advances to subsidiaries, net	(58,454)	(16,480)	(3,867)
Change in balance due to security broker	6,918	(4,767)	(5,983)
Net additions to real estate, furniture & equipment	(1,896)	(1,857)	(643)
Net cash from investing activities	185,935	8,121	32,529
Cash from (used in) financing activities:
Net proceeds from issuance of senior notes	339,627	345,823	—
Net proceeds from stock options exercised	53	13,544	21,966
Repayment of senior notes	(450,000)	—	—
Purchase of common treasury shares	(166,473)	(134,456)	(187,163)
Cash dividends to common stockholders	(52,717)	(183,947)	(43,255)
Net cash from (used in) financing activities	(329,510)	40,964	(208,452)
Net increase (decrease) in cash and cash equivalents	(145,657)	(107,665)	241,161
Cash and cash equivalents at beginning of year	162,972	270,637	29,476
Cash and cash equivalents at end of year	$17,315	$162,972	$270,637
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

W. R. Berkley Corporation
Condensed Financial Information of Registrant,Continued
December 31, 2013
Note to Condensed Financial Statements (Parent Company)
The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2012 and 2011 financial statements as originally reported to conform them to the presentation of the 2013 financial statements.
The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2013, 2012 and 2011

(In thousands)	Deferrred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Cost and Expenses	Net Premiums Written
December 31, 2013
Insurance-Domestic	$306,464	$7,715,124	$2,107,768	$3,782,416	$404,280	$2,318,541	$651,524	$671,096	$3,994,387
Insurance-International	60,751	672,009	317,691	723,151	47,039	429,900	152,843	124,497	756,185
Reinsurance-Global	84,886	1,693,808	355,978	720,970	89,090	448,583	186,703	64,567	749,601
Corporate and adjustments	—	—	—	—	3,882	—	—	149,454	—
Total	$452,101	$10,080,941	$2,781,437	$5,226,537	$544,291	$3,197,024	$991,070	$1,009,614	$5,500,173
December 31, 2012
Insurance-Domestic	$269,418	$7,466,538	$1,844,452	$3,417,022	$424,787	$2,169,090	$613,252	$584,100	$3,569,883
Insurance-International	56,995	622,202	297,581	631,841	45,796	377,459	136,412	112,128	664,459
Reinsurance-Global	77,634	1,662,346	332,814	624,653	106,932	401,930	167,919	58,044	664,197
Corporate and adjustments	—	—	—	—	9,248	—	—	127,768	—
Total	$404,047	$9,751,086	$2,474,847	$4,673,516	$586,763	$2,948,479	$917,583	$882,040	$4,898,539
December 31, 2011
Insurance-Domestic	$246,580	$7,183,706	$1,639,603	$3,121,281	$372,053	$2,025,139	$529,885	$559,985	$3,238,120
Insurance-International	51,753	510,245	262,483	508,509	36,958	291,827	114,126	104,097	551,910
Reinsurance-Global	66,604	1,643,183	287,489	531,077	97,795	341,399	141,107	58,449	567,338
Corporate and adjustments	—	—	—	—	19,545	—	—	113,680	—
Total	$364,937	$9,337,134	$2,189,575	$4,160,867	$526,351	$2,658,365	$785,118	$836,211	$4,357,368
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2013, 2012 and 2011

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2013:
Insurance-Domestic	$4,699,348	$809,368	$104,407	$3,994,387	2.6%
Insurance-International	887,027	142,591	11,749	756,185	1.6
Reinsurance-Global	39,797	58,959	768,763	749,601	102.6
Total	$5,626,172	$1,010,918	$884,919	$5,500,173	16.1%
Year ended December 31, 2012:
Insurance-Domestic	$4,133,960	$691,284	$127,207	$3,569,883	3.6%
Insurance-International	798,750	137,598	3,307	664,459	0.5
Reinsurance-Global	31,359	52,458	685,296	664,197	103.2
Total	$4,964,069	$881,340	$815,810	$4,898,539	16.7%
Year ended December 31, 2011:
Insurance-Domestic	$3,664,780	$556,743	$130,083	$3,238,120	4.1%
Insurance-International	681,423	129,513	—	551,910	—
Reinsurance-Global	23,889	33,689	577,138	567,338	101.7
Total	$4,370,092	$719,945	$707,221	$4,357,368	16.3%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2013, 2012 and 2011

(In thousands)	Opening Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2013:
Premiums and fees receivable	$22,919	$3,133	$(5,101)	$20,951
Due from reinsurers	1,680	186	(481)	1,385
Loan loss reserves	5,620	308	(3,841)	2,087
Total	$30,219	$3,627	$(9,423)	$24,423
Year ended December 31, 2012:
Premiums and fees receivable	$17,666	$9,598	$(4,345)	$22,919
Due from reinsurers	3,169	22	(1,511)	1,680
Deferred federal and foreign income taxes	—	—	—	—
Loan loss reserves	19,805	(13,723)	(462)	5,620
Total	$40,640	$(4,103)	$(6,318)	$30,219
Year ended December 31, 2011:
Premiums and fees receivable	$19,483	$6,158	$(7,975)	$17,666
Due from reinsurers	3,098	71	—	3,169
Deferred federal and foreign income taxes	2,328	—	(2,328)	—
Loan loss reserves	19,675	889	(759)	19,805
Total	$44,584	$7,118	$(11,062)	$40,640

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011
Deferred policy acquisition costs	$452,101	$404,047	$364,937
Reserves for losses and loss expenses	10,080,941	9,751,086	9,337,134
Unearned premium	2,781,437	2,474,847	2,189,575
Net premiums earned	5,226,537	4,673,516	4,160,867
Net investment income	544,291	586,763	526,351
Losses and loss expenses incurred:
Current year	3,221,393	2,997,995	2,791,860
Prior years	(78,810)	(102,571)	(181,282)
Loss reserve discount accretion	54,441	53,055	47,787
Amortization of deferred policy acquisition costs	991,070	917,583	785,118
Paid losses and loss expenses	2,878,071	2,708,935	2,486,998
Net premiums written	5,500,173	4,898,539	4,357,368

See accompanying Report of Independent Registered Public Accounting Firm.