Form 10-Q
period 2014-03-31
BERKLEY W R CORP
filed 2014-05-12
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of April 30, 2014: 127,666,134

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$11,986,477	$11,616,844
Equity securities	322,773	283,338
Arbitrage trading account	681,077	522,128
Investment funds	956,701	1,067,495
Loans receivable	373,166	343,583
Real estate	752,376	715,242
Total investments	15,072,570	14,548,630
Cash and cash equivalents	643,575	839,738
Premiums and fees receivable	1,651,407	1,557,480
Due from reinsurers	1,508,311	1,533,103
Accrued investment income	130,510	118,329
Prepaid reinsurance premiums	404,275	367,803
Deferred policy acquisition costs	475,244	452,101
Property, furniture and equipment	337,982	339,448
Federal and foreign income taxes	—	44,857
Goodwill	110,242	110,146
Trading account receivables from brokers and clearing organizations	74,786	304,936
Other assets	295,365	335,225
Total assets	$20,704,267	$20,551,796

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,214,994	$10,080,941
Unearned premiums	2,979,086	2,781,437
Due to reinsurers	236,688	276,755
Trading account securities sold but not yet purchased	91,118	162,278
Federal and foreign income taxes	59,184	—
Other liabilities	679,784	848,749
Junior subordinated debentures	339,865	339,800
Senior notes and other debt	1,692,690	1,692,442
Total liabilities	16,293,409	16,182,402
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 127,580,268 and 132,233,167 shares, respectively	47,024	47,024
Additional paid-in capital	970,305	967,440
Retained earnings	5,421,913	5,265,015
Accumulated other comprehensive income	258,883	189,391
Treasury stock, at cost, 107,537,650 and 102,884,751 shares, respectively	(2,322,181)	(2,132,835)
Total stockholders’ equity	4,375,944	4,336,035
Noncontrolling interests	34,914	33,359
Total equity	4,410,858	4,369,394
Total liabilities and equity	$20,704,267	$20,551,796

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2014	2013
REVENUES:
Net premiums written	$1,525,880	$1,376,966
Change in net unearned premiums	(162,268)	(144,847)
Net premiums earned	1,363,612	1,232,119
Net investment income	168,711	135,929
Insurance service fees	28,703	26,736
Net investment gains	52,754	19,969
Revenues from wholly-owned investees	92,840	91,735
Other income	286	281
Total revenues	1,706,906	1,506,769
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	822,095	744,679
Other operating costs and expenses	515,166	481,604
Expenses from wholly-owned investees	91,730	89,152
Interest expense	30,330	31,111
Total operating costs and expenses	1,459,321	1,346,546
Income before income taxes	247,585	160,223
Income tax expense	(77,901)	(43,625)
Net income before noncontrolling interests	169,684	116,598
Noncontrolling interests	(11)	17
Net income to common stockholders	$169,673	$116,615

NET INCOME PER SHARE:
Basic	$1.31	$0.86
Diluted	$1.25	$0.83

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2014	2013
Net income before noncontrolling interests	$169,684	$116,598
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	(4,025)	(46,623)
Change in unrealized investment gains, net of taxes	72,944	7,810
Change in net pension asset, net of taxes	591	1,814
Other comprehensive income (loss)	69,510	(36,999)
Comprehensive income	239,194	79,599
Comprehensive income to the noncontrolling interest	(29)	(23)
Comprehensive income to common stockholders	$239,165	$79,576

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2014	2013
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$967,440	$945,166
Options exercised and restricted stock units issued, net of tax	(3,338)	(233)
Restricted stock units expensed	6,203	4,993
End of period	$970,305	$949,926
RETAINED EARNINGS:
Beginning of period	$5,265,015	$4,817,807
Net income to common stockholders	169,673	116,615
Dividends	(12,775)	(12,244)
End of period	$5,421,913	$4,922,178
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains:
Beginning of period	$256,566	$517,658
Unrealized gains on securities not other-than-temporarily impaired	72,563	7,047
Unrealized gains on other-than-temporarily impaired securities	363	723
End of period	329,492	525,428
Currency translation adjustments:
Beginning of period	(60,524)	(36,676)
Net change in period	(4,025)	(46,623)
End of period	(64,549)	(83,299)
Net pension asset:
Beginning of period	(6,651)	(15,351)
Net change in period	591	1,814
End of period	(6,060)	(13,537)
Total accumulated other comprehensive income	$258,883	$428,592
TREASURY STOCK:
Beginning of period	$(2,132,835)	$(1,969,411)
Stock exercised/vested	3,322	232
Stock repurchased	(192,668)	—
End of period	$(2,322,181)	$(1,969,179)
NONCONTROLLING INTERESTS:
Beginning of period	$33,359	$29,249
Contributions	1,526	2,817
Net income (loss)	11	(17)
Other comprehensive income, net of tax	18	40
End of period	$34,914	$32,089
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2014	2013
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$169,673	$116,615
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(52,754)	(19,969)
Depreciation and amortization	25,236	20,910
Noncontrolling interests	11	(17)
Investment funds	(58,906)	(10,934)
Stock incentive plans	6,187	4,989
Change in:
Arbitrage trading account	42	4,485
Premiums and fees receivable	(99,306)	(76,268)
Reinsurance accounts	(49,583)	(34,039)
Deferred policy acquisition costs	(24,066)	(23,608)
Income taxes	70,070	22,471
Reserves for losses and loss expenses	148,204	84,569
Unearned premiums	198,933	174,229
Other	(190,577)	(148,321)
Net cash from operating activities	143,164	115,112
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	328,371	463,388
Proceeds from sale of equity securities	6,457	38,248
Distributions from (contributions to) investment funds	158,808	(22,072)
Proceeds from maturities and prepayments of fixed maturity securities	546,838	667,711
Purchase of fixed maturity securities	(1,131,612)	(896,378)
Purchase of equity securities	(19,274)	(35,486)
Real estate purchased	(35,613)	(10,301)
Change in loans receivable	(29,568)	(53,405)
Net additions to property, furniture and equipment	(9,862)	(13,042)
Change in balances due to security brokers	51,557	43,325
Payment for business purchased, net of cash acquired	(97)	(38,556)
Net cash from (used in) investing activities	(133,995)	143,432
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(125)	(206,280)
Net proceeds from options exercised	53	—
Cash dividends to common stockholders	(12,775)	—
Purchase of common treasury shares	(192,668)	—
Other, net	1,624	7,638
Net cash used in financing activities	(203,891)	(198,642)
Net impact on cash due to change in foreign exchange rates	(1,441)	(20,080)
Net change in cash and cash equivalents	(196,163)	39,822
Cash and cash equivalents at beginning of year	839,738	905,670
Cash and cash equivalents at end of period	$643,575	$945,492
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Reclassifications have been made in the 2013 financial statements as originally reported to conform to the presentation of the 2014 financial statements.
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months
	Ended March 31,
(In thousands)	2014	2013
Basic	129,873	136,025
Diluted	135,429	141,223

(3) Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board issued guidance relating to Accounting for Investments in Qualified Affordable Housing Projects. This guidance modified the amortization method on these investments and the statement of operations classification as pre-adoption amounts were presented in both pre-tax income and income tax expense while post adoption all impacts are recorded in income tax expense. The Company adopted this guidance effective January 1, 2014 and the impact of applying this guidance was immaterial.
All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.
(4) Acquisitions

There were no acquisitions during the first three months of 2014. In 2012, the Company acquired a 49% interest in a worldwide supplier of after-market original equipment manufacturer (OEM) parts, systems and custom logistic support services for military aircraft operations for $43 million. In January 2013, the Company acquired the remaining 51% of this business for $43 million. The estimated useful lives of the intangible assets acquired range from 2 years to 15 years, with approximately $3 million having an indefinite life.

The following table summarizes the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	For the Three Months Ended March 31, 2013

Cash and cash equivalents	$3,911
Real estate, furniture and equipment	898
Goodwill	19,664
Intangible assets	44,800
Other assets	60,661
Total assets acquired	129,934
Debt	(27,612)
Other liabilities assumed	(17,076)
Net assets acquired	$85,246

(5) Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
As of and for the three months ended March 31, 2014:
Changes in AOCI
Beginning of period	$256,566		$(60,524)	$(6,651)		$189,391
Other comprehensive income (loss) before reclassifications	77,443		(4,025)	—		73,418
Amounts reclassified from AOCI	(4,499)		—	591		(3,908)
Other comprehensive income (loss)	72,944		(4,025)	591		69,510
Unrealized investment gain (loss) related to non-controlling interest	(18)		—	—		(18)
End of period	$329,492		$(64,549)	$(6,060)		$258,883
Amounts reclassified from AOCI
Pre-tax	$(6,921)	(1)	$—	$909	(2)	$(6,012)
Tax effect (3)	2,422		—	(318)		2,104
After-tax amounts reclassified	$(4,499)		$—	$591		$(3,908)
Other comprehensive income (loss)
Pre-tax	$112,290		$(4,025)	$909		$109,174
Tax effect	(39,346)		—	(318)		(39,664)
Other comprehensive income (loss)	$72,944		$(4,025)	$591		$69,510

As of and for the three months ended March 31, 2013:
Changes in AOCI
Beginning of period	$517,658		$(36,676)	$(15,351)		$465,631
Other comprehensive income (loss) before reclassifications	20,989		(46,623)	—		(25,634)
Amounts reclassified from AOCI	(13,179)		—	1,814		(11,365)
Other comprehensive income (loss)	7,810		(46,623)	1,814		(36,999)
Unrealized investment gain (loss) related to non-controlling interest	(40)		—	—		(40)
End of period	$525,428		$(83,299)	$(13,537)		$428,592
Amounts reclassified from AOCI
Pre-tax	$(20,075)		$—	$2,792		$(17,283)
Tax effect (3)	6,896		—	(978)		5,918
After-tax amounts reclassified	$(13,179)		$—	$1,814		$(11,365)
Other comprehensive income (loss)
Pre-tax	$12,015		$(46,623)	$2,792		$(31,816)
Tax effect	(4,205)		—	(978)		(5,183)
Other comprehensive income (loss)	$7,810		$(46,623)	$1,814		$(36,999)
___________
(1) Net investment gains in the consolidated statements of operations.
(2) Other operating costs and expenses in the consolidated statements of operations.
(3) Income tax expense in the consolidated statements of operations.

(6) Statements of Cash Flow
Interest payments were $48,587,000 and $53,691,000 and income taxes paid were $7,490,000 and $23,850,000 in the three months ended March 31, 2014 and 2013, respectively.

(7) Investments in Fixed Maturity Securities
At March 31, 2014 and December 31, 2013, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2014
Held to maturity:
State and municipal	$69,928	$14,266	$—	$84,194	$69,928
Residential mortgage-backed	26,409	3,211	—	29,620	26,409
Corporate	4,998	361	—	5,359	4,998
Total held to maturity	101,335	17,838	—	119,173	101,335
Available for sale:
U.S. government and government agency	905,005	35,029	(9,177)	930,857	930,857
State and municipal	4,079,397	188,879	(11,244)	4,257,032	4,257,032
Mortgage-backed securities:
Residential (1)	1,270,514	26,194	(19,090)	1,277,618	1,277,618
Commercial	65,077	6,626	(413)	71,290	71,290
Corporate	4,281,162	176,594	(20,557)	4,437,199	4,437,199
Foreign	866,569	59,665	(15,088)	911,146	911,146
Total available for sale	11,467,724	492,987	(75,569)	11,885,142	11,885,142
Total investments in fixed maturity securities	$11,569,059	$510,825	$(75,569)	$12,004,315	$11,986,477
December 31, 2013
Held to maturity:
State and municipal	$68,929	$11,172	$—	$80,101	$68,929
Residential mortgage-backed	27,393	3,311	—	30,704	27,393
Corporate	4,998	417	—	5,415	4,998
Total held to maturity	101,320	14,900	—	116,220	101,320
Available for sale:
U.S. government and government agency	858,319	34,522	(7,982)	884,859	884,859
State and municipal	4,085,791	162,330	(29,837)	4,218,284	4,218,284
Mortgage-backed securities:
Residential (1)	1,248,693	25,895	(25,941)	1,248,647	1,248,647
Commercial	76,454	5,670	(988)	81,136	81,136
Corporate	4,076,585	156,256	(30,100)	4,202,741	4,202,741
Foreign	844,469	51,674	(16,286)	879,857	879,857
Total available for sale	11,190,311	436,347	(111,134)	11,515,524	11,515,524
Total investments in fixed maturity securities	$11,291,631	$451,247	$(111,134)	$11,631,744	$11,616,844
___________

(1)
Gross unrealized losses for residential mortgage-backed securities include $1,402,000 and $1,961,000 as of March 31, 2014 and December 31, 2013, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at March 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$856,512	$870,324
Due after one year through five years	3,648,617	3,797,781
Due after five years through ten years	3,121,394	3,292,088
Due after ten years	2,580,536	2,665,594
Mortgage-backed securities	1,362,000	1,378,528
Total	$11,569,059	$12,004,315
At March 31, 2014, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(8) Investments in Equity Securities
At March 31, 2014 and December 31, 2013, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2014
Common stocks	$119,043	$45,019	$—	$164,062	$164,062
Preferred stocks	97,816	64,260	(3,365)	158,711	158,711
Total	$216,859	$109,279	$(3,365)	$322,773	$322,773
December 31, 2013
Common stocks	$118,536	$42,239	$—	$160,775	$160,775
Preferred stocks	85,091	43,791	(6,319)	122,563	122,563
Total	$203,627	$86,030	$(6,319)	$283,338	$283,338

(9) Arbitrage Trading Account
At March 31, 2014 and December 31, 2013, the carrying value of the arbitrage trading account was $681 million and $522 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general financial market conditions.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months
	Ended March 31,
(In thousands)	2014	2013
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$106,898	$117,836
Investment funds	53,799	10,934
Arbitrage trading account	5,519	3,783
Equity securities available for sale	1,946	2,247
Real estate	3,102	3,141
Gross investment income	171,264	137,941
Investment expense	(2,553)	(2,012)
Net investment income	$168,711	$135,929

(11) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Real estate	$273,748	$378,435	$12,295	$(2,001)
Energy	159,612	155,026	8,601	9,466
Arbitrage	276,682	271,575	5,107	(458)
Other	246,659	262,459	27,796	3,927
Total	$956,701	$1,067,495	$53,799	$10,934

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2014	2013
Properties in operation	$295,410	$283,393
Properties under development	456,966	431,849
Total	$752,376	$715,242

The primary properties in operation are an office building in London and a long-term ground lease in Washington, D.C. These properties are net of accumulated depreciation and amortization of $19,732,000 and $17,827,000, as of March 31, 2014 and December 31, 2013, respectively. Related depreciation expense was $1,813,000 and $1,757,000 for the three months ended March 31, 2014 and 2013, respectively. Future minimum rental income expected on operating leases relating to real estate properties in operation is $1,132,000 in 2014, $1,549,000 in 2015, $1,596,000 in 2016, $1,644,000 in 2017, $1,693,000 in 2018 and $327,320,000 thereafter.

The properties under development are an office building in London, a mixed-use project in Washington, D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Amortized cost:
Real estate loans	$297,136	$282,357
Commercial loans	76,030	61,226
Total	$373,166	$343,583

Fair value:
Real estate loans	$298,666	$284,017
Commercial loans	77,532	62,729
Total	$376,198	$346,746

Valuation allowance:
Specific	$—	$—
General	2,550	2,087
Total	$2,550	$2,087

Impaired loans:
With a specific valuation allowance	$—	$—
Without a valuation allowance	—	—
Unpaid principal balance	—	—

	For the Three Months
	Ended March 31,
	2014	2013
Increase in valuation allowance	$463	$62
Loans receivable charged off	—	463
There were no loans receivable in non-accrual status as of March 31, 2014 and December 31, 2013.
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
The real estate loans are secured by commercial real estate primarily located in Arizona, California, Hawaii, Illinois, New York, North Carolina and Texas. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. These loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
The Company utilizes an internal risk rating system to assign a risk to each of its real estate loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the Company’s position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, none of the real estate loans were considered to be impaired at March 31, 2014, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended March 31,
(In thousands)	2014	2013
Realized investment gains (losses):
Fixed maturity securities:
Gains	$2,062	$10,996
Losses	(1,598)	(5,966)
Equity securities available for sale	6,457	15,245
Investment funds	45,833	194
Other	—	(500)
Total	52,754	19,969
Change in valuation allowance, net of other-than-temporary impairments:
Decrease in valuation allowance	—	—
Other-than-temporary impairments	—	—
Total	—	—
Net investment gains	52,754	19,969
Income tax expense	(18,465)	(6,989)
Total after-tax realized investment gains	$34,289	$12,980

Change in unrealized investment gains (losses):
Fixed maturity securities	$91,638	$(15,589)
Previously impaired fixed maturity securities	559	1,112
Equity securities available for sale	26,203	24,561
Investment funds	(6,110)	(3,268)
Total change in unrealized investment gains (losses)	112,290	6,816
Income tax benefit (expense)	(39,346)	994
Noncontrolling interests	(18)	(40)
Total after-tax unrealized gains	$72,926	$7,770

(15) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at March 31, 2014 and December 31, 2013 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014
U.S. government and government agency	$306,133	$8,835	$4,300	$342	$310,433	$9,177
State and municipal	415,060	8,233	96,482	3,011	511,542	11,244
Mortgage-backed securities	480,012	11,824	161,965	7,679	641,977	19,503
Corporate	964,728	9,508	137,535	11,049	1,102,263	20,557
Foreign	286,805	14,507	5,220	581	292,025	15,088
Fixed maturity securities	2,452,738	52,907	405,502	22,662	2,858,240	75,569
Common stocks	—	—	—	—	—	—
Preferred stocks	3,012	32	22,341	3,333	25,353	3,365
Equity securities	3,012	32	22,341	3,333	25,353	3,365
Total	$2,455,750	$52,939	$427,843	$25,995	$2,883,593	$78,934

December 31, 2013
U.S. government and government agency	$260,882	$7,927	$2,163	$55	$263,045	$7,982
State and municipal	899,613	24,503	87,345	5,334	986,958	29,837
Mortgage-backed securities	578,603	17,964	140,648	8,965	719,251	26,929
Corporate	1,013,373	17,066	105,074	13,034	1,118,447	30,100
Foreign	320,215	16,286	—	—	320,215	16,286
Fixed maturity securities	3,072,686	83,746	335,230	27,388	3,407,916	111,134
Common stocks	—	—	—	—	—	—
Preferred stocks	13,291	513	19,868	5,806	33,159	6,319
Equity securities	13,291	513	19,868	5,806	33,159	6,319
Total	$3,085,977	$84,259	$355,098	$33,194	$3,441,075	$117,453
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2014 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	9	$40,109	$2,512
Corporate	8	18,090	803
Foreign	3	21,278	2,343
Total	20	$79,477	$5,658

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the three months ended March 31, 2014 and 2013, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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
Preferred Stocks – At March 31, 2014, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $25 million and a gross unrealized loss of $3 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At March 31, 2014, the Company did not own any common stocks in an unrealized loss position.

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of March 31, 2014 and December 31, 2013 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$930,857	$—	$930,857	$—
State and municipal	4,257,032	—	4,257,032	—
Mortgage-backed securities	1,348,908	—	1,348,908	—
Corporate	4,437,199	—	4,399,116	38,083
Foreign government	911,146	—	911,146	—
Total fixed maturity securities available for sale	11,885,142	—	11,847,059	38,083
Equity securities available for sale:
Common stocks	164,062	162,824	—	1,238
Preferred stocks	158,711	—	154,951	3,760
Total equity securities available for sale	322,773	162,824	154,951	4,998
Arbitrage trading account	681,077	221,536	458,777	764
Total	$12,888,992	$384,360	$12,460,787	$43,845
Liabilities:
Securities sold but not yet purchased	$91,118	$91,118	$—	$—
December 31, 2013
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$884,859	$—	$884,859	$—
State and municipal	4,218,284	—	4,218,284	—
Mortgage-backed securities	1,329,783	—	1,329,783	—
Corporate	4,202,741	—	4,159,877	42,864
Foreign government	879,857	—	879,857	—
Total fixed maturity securities available for sale	11,515,524	—	11,472,660	42,864
Equity securities available for sale:
Common stocks	160,775	159,537	—	1,238
Preferred stocks	122,563	—	118,811	3,752
Total equity securities available for sale	283,338	159,537	118,811	4,990
Arbitrage trading account	522,128	192,281	328,067	1,780
Total	$12,320,990	$351,818	$11,919,538	$49,634
Liabilities:
Securities sold but not yet purchased	$162,278	$162,126	$152	$—
There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2014 or during the year ended December 31, 2013.

The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2014 and for the year ended December 31, 2013:

		Gains (Losses) Included in
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	(Sales)	Maturities	Transfer in (out)	Ending Balance
Three months ended March 31, 2014:
Assets:
Fixed maturities available for sale:
Corporate	$42,864	$12	$140	$42	$(4,587)	$(388)	$—	$38,083
Total	42,864	12	140	42	(4,587)	(388)	—	38,083
Equity securities available for sale:
Common stocks	1,238	—	—	—	—	—	—	1,238
Preferred stocks	3,752	30	—	—	(22)	—	—	3,760
Total	4,990	30	—	—	(22)	—	—	4,998
Arbitrage trading account	1,780	(1,016)	—	—	—	—	—	764
Total	$49,634	$(974)	$140	$42	$(4,609)	$(388)	$—	$43,845

Year ended December 31, 2013:
Assets:
Fixed maturities available for sale:
Corporate	$59,065	$677	$309	$170	$(4,753)	$(12,604)	$—	$42,864
Total	59,065	677	309	170	(4,753)	(12,604)	—	42,864
Equity securities available for sale:
Common stocks	1,408	—	—	—	(170)	—	—	1,238
Preferred stocks	621	(299)	—	3,430	—	—	—	3,752
Total	2,029	(299)	—	3,430	(170)	—	—	4,990
Arbitrage trading account	928	1,458	730	824	(853)	—	(1,307)	1,780
Total	$62,022	$1,836	$1,039	$4,424	$(5,776)	$(12,604)	$(1,307)	$49,634

Liabilities:
Securities sold but not yet purchased	$20	$(4)	$—	$4	$(20)	$—	$—	$—
There were no significant transfers in or out of Level 3 during the three months ended March 31, 2014 or during the year ended December 31, 2013.

(17) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months
	Ended March 31,
(In thousands)	2014	2013
Written premiums:
Direct	$1,565,188	$1,400,412
Assumed	240,079	231,209
Ceded	(279,387)	(254,655)
Total net premiums written	$1,525,880	$1,376,966

Earned premiums:
Direct	$1,381,572	$1,240,562
Assumed	225,762	214,016
Ceded	(243,722)	(222,459)
Total net premiums earned	$1,363,612	$1,232,119

Ceded losses incurred	$100,684	$110,551
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of March 31, 2014 and December 31, 2013.

(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$11,986,477	$12,004,315	$11,616,844	$11,631,744
Equity securities available for sale	322,773	322,773	283,338	283,338
Arbitrage trading account	681,077	681,077	522,128	522,128
Loans receivable	373,166	376,198	343,583	346,746
Cash and cash equivalents	643,575	643,575	839,738	839,738
Trading account receivables from brokers and clearing organizations	74,786	74,786	304,936	304,936
Due from broker	—	—	17,735	17,735
Liabilities:
Due to broker	42,095	42,095	8,273	8,273
Trading account securities sold but not yet purchased	91,118	91,118	162,278	162,278
Junior subordinated debentures	339,865	301,560	339,800	288,540
Senior notes and other debt	1,692,690	1,897,820	1,692,442	1,861,898
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

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $6 million and $5 million for the three months ended March 31, 2014 and 2013, respectively. A summary of RSUs issued in the three months ended March 31, 2014 and 2013 follows:

($ in thousands)	Units	Fair Value
Three months ended March 31:
2014	16,950	$689
2013	36,450	$1,515

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
(21) Business Segments
The Company’s financial results are presented for the following reportable business segments, plus a corporate segment:

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

Summary financial information about the Company's business segments is presented in the following tables.

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
Three months ended March 31, 2014:
Insurance-Domestic	$1,003,507	$118,137	$28,766	$1,150,410	$202,185	$138,036
Insurance-International	185,324	16,652	—	201,976	17,747	12,468
Reinsurance-Global	174,781	27,578	—	202,359	32,074	22,392
Corporate and eliminations (1)	—	6,344	93,063	99,407	(57,175)	(37,513)
Net investment gains	—	—	52,754	52,754	52,754	34,290
Total	$1,363,612	$168,711	$174,583	$1,706,906	$247,585	$169,673
Three months ended March 31, 2013:
Insurance-Domestic	$884,378	$97,797	$26,736	$1,008,911	$141,350	$99,408
Insurance-International	171,119	12,061	—	183,180	22,382	15,477
Reinsurance-Global	176,622	22,499	—	199,121	37,941	26,394
Corporate and eliminations (1)	—	3,572	92,016	95,588	(61,419)	(37,644)
Net investment gains	—	—	19,969	19,969	19,969	12,980
Total	$1,232,119	$135,929	$138,721	$1,506,769	$160,223	$116,615
___________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable assets by segment are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Insurance-Domestic	$15,177,789	$15,247,807
Insurance-International	1,805,842	1,516,310
Reinsurance-Global	2,835,292	3,103,193
Corporate and eliminations	885,344	684,486
Total	$20,704,267	$20,551,796

Net premiums earned by major line of business are as follows:

	For the Three Months
	Ended March 31,
(In thousands)	2014	2013
Insurance-Domestic:
Other liability	$339,633	$295,588
Workers’ compensation	263,032	229,011
Short-tail lines	204,766	178,749
Commercial automobile	124,368	116,122
Professional liability	71,708	64,908
Total	1,003,507	884,378

Insurance-International:
Other liability	19,375	15,218
Workers’ compensation	17,325	22,889
Short-tail lines	96,274	72,123
Commercial automobile	27,593	34,639
Professional liability	24,757	26,250
Total	185,324	171,119

Reinsurance-Global:
Casualty	125,603	121,327
Property	49,178	55,295
Total	174,781	176,622

Total	$1,363,612	$1,232,119

SAFE HARBOR STATEMENT
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2014 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, real estate, merger arbitrage and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; foreign currency and political risks relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Act of 2002, as amended ("TRIA"), and the potential expiration of TRIA; the ability of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results for the year 2014 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
From 2005 through 2010, the property casualty insurance market was very competitive and insurance rates decreased across most business lines. Although prices have generally increased since the beginning of 2011, the current market is increasingly competitive and price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. Part of the Company's strategy is to selectively reduce its business in areas where it believes returns are not adequate. Price changes are reflected in the Company’s results over time as premiums are earned.
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
Our net reserves for losses and loss expenses of approximately $9 billion as of March 31, 2014 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.5 billion, or 18%, of the Company’s net loss reserves as of March 31, 2014 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2014 and December 31, 2013:

(In thousands)	March 31,	December 31,
	2014	2013
Insurance-Domestic	$6,565,821	$6,493,401
Insurance-International	692,615	592,709
Reinsurance-Global	1,543,626	1,597,687
Net reserves for losses and loss expenses	8,802,062	8,683,797
Ceded reserves for losses and loss expenses	1,412,932	1,397,144
Gross reserves for losses and loss expenses	$10,214,994	$10,080,941
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2014 and December 31, 2013:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2014
Other liability	$958,973	$1,829,604	$2,788,577
Workers’ compensation (1)	1,478,428	1,222,333	2,700,761
Professional liability	329,280	357,953	687,233
Commercial automobile	262,917	198,560	461,477
Short-tail lines	322,604	297,784	620,388
Total primary	3,352,202	3,906,234	7,258,436
Reinsurance (1)	646,897	896,729	1,543,626
Total	$3,999,099	$4,802,963	$8,802,062
December 31, 2013
Other liability	$937,168	$1,852,779	$2,789,947
Workers’ compensation (1)	1,462,849	1,206,244	2,669,093
Professional liability	320,579	344,232	664,811
Commercial automobile	267,701	205,404	473,105
Short-tail lines	258,459	230,696	489,155
Total primary	3,246,756	3,839,355	7,086,111
Reinsurance (1)	679,108	918,578	1,597,686
Total	$3,925,864	$4,757,933	$8,683,797
(1) Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $829 million and $837 million as of March 31, 2014 and December 31, 2013, respectively.

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

Certain of the Company's insurance and reinsurance contracts are loss sensitive, whereby the Company collects more or less premiums based on the level of loss activity. For those contracts, changes in loss and loss adjustment expenses for prior years may be offset by additional or return premiums. Net prior year development for each of the three months ended March 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Decrease in prior year loss reserves	$19,035	$23,546
Increase in prior year earned premiums	5,865	—
Net favorable prior year development	$24,900	$23,546

Net favorable prior year development was approximately $25 million in the first quarter of 2014 compared with $24 million in the first quarter of 2013. In 2014, the domestic segment reported favorable reserve development of $28 million, which was partially offset by unfavorable development of $3 million for the international segment.
Favorable development in 2014 for the domestic segment was driven primarily by excess and surplus lines casualty business for accident years 2007 through 2013. Reported losses for these years continue to be below our initial expectations at the time the business was written, largely as a result of persistent improvement in claim frequency trends. As these accident years have matured, the weighting of actuarial methods has shifted from methods based on initial expected losses to methods based on actual reported losses. We believe the favorable claim frequency trends during this time period for excess and surplus casualty business is due to changes in the mix of business written and to the general slowdown in the economy.
The favorable development in 2013 related primarily to our excess and surplus lines casualty business and our regional companies as well as our excess medical malpractice excess professional liability lines of business. This favorable reserve development was partially offset by unfavorable development in our primary professional liability and aviation lines of business.
Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate of 2.2%. As of March 31, 2014, the aggregate blended discount rates ranged from 2.1% to 6.5%, with a weighted average discount rate of 4.1%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $829 million and $837 million as of March 31, 2014 and December 31, 2013, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $71 million and $69 million at March 31, 2014 and December 31, 2013, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of March 31, 2014:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	439	$2,856,633	$74,615
Unrealized loss of 20% or greater of amortized cost:
Twelve months and longer	6	1,607	954
Total	445	$2,858,240	$75,569
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2014 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	9	$40,109	$2,512
Corporate	8	18,090	803
Foreign government	3	21,278	2,343
Total	20	$79,477	$5,658

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
Preferred Stocks – At March 31, 2014, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $25 million and a gross unrealized loss of $3 million. Based upon management's view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At March 31, 2014, the Company did not own any common stocks in an unrealized loss position.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million at March 31, 2014 and $2 million at December 31, 2013.

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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2014:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,734,858	90.3%
Syndicate manager	80,115	0.7
Directly by the Company based on:
Observable data	1,032,086	8.7
Cash flow model	38,083	0.3
Total	$11,885,142	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2014, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2014 and 2013. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2014	2013
Insurance-Domestic:
Gross premiums written	$1,342,942	$1,179,722
Net premiums written	1,126,381	986,180
Net premiums earned	1,003,507	884,378
Loss ratio	59.7%	62.4%
Expense ratio	32.5%	33.1%
GAAP combined ratio	92.2%	95.5%
Insurance-International:
Gross premiums written	$277,186	$251,575
Net premiums written	225,821	205,135
Net premiums earned	185,324	171,119
Loss ratio	59.2%	55.8%
Expense ratio	40.1%	38.0%
GAAP combined ratio	99.3%	93.8%
Reinsurance-Global:
Gross premiums written	$185,139	$200,324
Net premiums written	173,678	185,651
Net premiums earned	174,781	176,622
Loss ratio	64.6%	55.0%
Expense ratio	32.8%	36.3%
GAAP combined ratio	97.4%	91.3%
Consolidated:
Gross premiums written	$1,805,267	$1,631,621
Net premiums written	1,525,880	1,376,966
Net premiums earned	1,363,612	1,232,119
Loss ratio	60.3%	60.4%
Expense ratio	33.6%	34.3%
GAAP combined ratio	93.9%	94.7%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2014 and 2013.

(In thousands, except per share data)	2014	2013
Net income to common stockholders	$169,673	$116,615
Weighted average diluted shares	135,429	141,223
Net income per diluted share	$1.25	$0.83
The Company reported net income of $170 million in 2014 compared to $117 million in 2013. The 45% increase in net income was primarily due to increases in after-tax net investment gains of $21 million, after-tax net investment income of $17 million and after-tax underwriting income of $12 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2014 and 2013.
Premiums. Gross premiums written were $1,805 million in 2014, an increase of 11% from $1,632 million in 2013. The growth was due to a combination of rate increases and increased exposures. Average renewal premium rates (adjusted for change in exposures) increased 4.6% in 2014 and 7.5% in 2013. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2014 compared with 2013 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 14% to $1,343 million in 2014 from $1,180 million in 2013. Gross premiums increased $55 million (15%) for workers' compensation, $50 million (14%) for other liability, $31 million (13%) for short-tail lines, $17 million (21%) for professional liability and $10 million (8%) for commercial auto.

•
Insurance-International gross premiums increased 10% to $277 million in 2014 from $252 million in 2013. Gross premiums increased $33 million (23%) for short-tail lines and $4 million (17%) for other liability, and decreased by $5 million (24%) for workers' compensation, $4 million (11%) for commercial auto and $2 million (7%) for professional liability.

•
Reinsurance-Global gross premiums decreased 8% to $185 million in 2014 from $200 million in 2013, as we faced increasingly competitive conditions. Gross premiums written decreased $6 million (4%) for casualty lines and $9 million (14%) for property lines.

Net premiums written were $1,526 million in 2014, an increase of 11% from $1,377 million in 2013. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2014 and 16% in 2013. The decrease in the percentage of business ceded was due to changes in the reinsurance terms and costs.
Premiums earned increased 11% to $1,364 million in 2014 from $1,232 million in 2013. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect recent rate increases will be earned over the upcoming quarters. Premiums earned in 2014 are related to business written during both 2014 and 2013. Audit premiums were $30 million in 2014 compared with $25 million in 2013.

Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2014 and 2013:

	Amount		Average Annualized Yield
(In thousands)	2014	2013	2014	2013
Fixed maturity securities, including cash and cash equivalents and loans receivable	$106,898	$117,836	3.4%	3.7%
Investment funds	53,799	10,934	21.1	5.7
Arbitrage trading account	5,519	3,783	4.6	3.7
Real estate	3,102	3,141	1.7	2.1
Equity securities available for sale	1,946	2,247	3.7	2.9
Gross investment income	171,264	137,941	4.5	3.7
Investment expenses	(2,553)	(2,012)
Total	$168,711	$135,929	4.5	3.7
Net investment income increased 24% to $169 million in 2014 from $136 million in 2013 due to an increase in income from investment funds partially offset by a decrease in income from fixed maturity securities. The increase in investment income from investment funds was primarily related to funds that invest in real estate, energy, aviation and railcars. The average annualized yield for fixed maturity securities declined from 3.7% to 3.4% due to lower long-term reinvestment yields available in the market. Average invested assets, at cost (including cash and cash equivalents) were $15.1 billion in 2014 and $14.8 billion in 2013.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $29 million in 2014, up from $27 million in 2013, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $53 million in 2014 compared with $20 million in 2013. The gains in 2014 were primarily related to the sale of a commercial real estate investment fund.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees were $93 million in 2014 compared with $92 million in 2013.
Losses and Loss Expenses. Losses and loss expenses increased to $822 million in 2014 from $745 million in 2013. The consolidated loss ratio was 60.3% in 2014 and 60.4% in 2013. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $14 million in 2014 compared with $5 million in 2013, an increase of 0.6 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $25 million in 2014 compared with $24 million in 2013, a difference of 0.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.8 points to 61.1% in 2014 from 61.9% in 2013. A summary of loss ratios in 2014 compared with 2013 by business segment follows:

•
Insurance-Domestic - The loss ratio of 59.7% in 2014 was 2.7 points lower than the loss ratio of 62.4% in 2013. Catastrophe losses were $13 million in 2014 compared with $4 million in 2013, an increase of 0.9 loss ratio points. Favorable prior year reserve development was $28 million in 2014 compared with $4 million in 2013. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.3 points to 61.2% in 2014 from 62.5% in 2013.

•
Insurance-International - The loss ratio of 59.2% in 2014 was 3.4 points higher than the loss ratio of 55.8% in 2013. Catastrophe losses were $1 million in 2014 compared with none in 2013, an increase of 0.5 loss ratio points. Adverse prior year reserve development was $2 million in 2014 compared with favorable development of $4 million in 2013, a difference of 3.4 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.5 points to 57.1% in 2014 from 57.6% in 2013.

•
Reinsurance-Global - The loss ratio of 64.6% in 2014 was 9.6 points higher than the loss ratio of 55.0% in 2013. There were no catastrophe losses in 2014 compared with $1 million in 2013, a decrease of 0.6 loss ratio points. Adverse prior year reserve development was $1 million in 2014 compared with favorable development of $16 million in 2013, a difference of 9.4 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.8 points to 64.3% in 2014 from 63.5% in 2013.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2014	2013
Underwriting expenses	$458,138	$422,213
Service expenses	22,257	22,305
Net foreign currency (gains) losses	(334)	1,947
Other costs and expenses	35,105	35,139
Total	$515,166	$481,604
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 9% compared with an increase in net premiums earned of 11%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.6% in 2014 down from 34.3% in 2013, primarily due to the higher premiums earned this quarter. We expect our expense ratio to further improve if insurance prices continue to increase at current levels.
Service expenses, which represent the costs associated with the fee-based businesses, were $22 million in 2014 and 2013.
Foreign currency gains and losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $0.3 million in 2014, and net foreign currency losses were $2 million in 2013.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses were $35 million in 2014 and 2013.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $92 million in 2014 compared to $89 million in 2013.
Interest Expense. Interest expense was $30 million in 2014 compared with $31 million in 2013. The Company repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% subordinated debentures due 2053 and prepaid $250 million of 6.750% subordinated debentures that were due in 2045.
Income Taxes. The effective income tax rate was 31% in 2014 compared to 27% in 2013. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a lower portion of the 2014 pre-tax income and as such had a lesser impact on the effective tax rate for 2014 compared with 2013.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $94 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $8 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.4 years at March 31, 2014 and 3.3 years at December 31, 2013. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2014 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$930,856	6.2%
State and municipal:
Special revenue	2,205,161	14.6
State general obligation	758,433	5.0
Pre-refunded (1)	616,099	4.1
Corporate backed	445,329	3.0
Local general obligation	301,939	2.0
Total state and municipal	4,326,961	28.7
Mortgage-backed securities:
Agency	1,044,438	6.9
Residential-Prime	171,188	1.1
Residential-Alt A	88,401	0.6
Commercial	71,290	0.5
Total mortgage-backed securities	1,375,317	9.1
Corporate:
Industrial	1,601,868	10.6
Asset-backed	1,384,512	9.2
Financial	1,157,545	7.7
Utilities	191,396	1.3
Other	106,875	0.7
Total corporate	4,442,196	29.5
Foreign government and foreign government agencies	911,147	6.0
Total fixed maturity securities	11,986,477	79.5
Equity securities
Common stocks	164,062	1.1
Preferred stocks	158,711	1.1
Total equity securities	322,773	2.2

Investment funds	956,701	6.3
Real estate	752,376	5.0
Arbitrage trading account	681,077	4.5
Loans receivable	373,166	2.5
Total investments	$15,072,570	100.0%

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
At March 31, 2014, investments in foreign government fixed maturity securities were as follows:

(In thousands)	Carrying Value
Australia	$251,245
United Kingdom	171,317
Canada	161,559
Argentina	106,242
Brazil	63,319
Germany	55,584
Norway	53,584
Supranational (1)	38,403
Singapore	6,739
Uruguay	3,155
Total	$911,147
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter- American Development Bank.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At March 31, 2014, the carrying value of investment funds was $957 million, including investments in real estate funds of $274 million and investments in energy funds of $160 million.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2014, the primary real estate properties are an office building in operation, three office buildings under development and a long-term ground lease.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $373 million and an aggregate fair value of $376 million at March 31, 2014. Amortized cost of these loans is net of a valuation allowance of $3 million as of March 31, 2014. These loans earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The loans are secured by commercial real estate located primarily in Arizona, California, Hawaii, Illinois, New York, North Carolina and Texas.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.4 years at March 31, 2014 and 3.3 years at December 31, 2013. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $143 million in the first three months of 2014 from $115 million in the comparable period in 2013 due to an increase in cash flow from investment activity, including net investment gains.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2014. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At March 31, 2014, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $2,033 million and a face amount of $2,054 million. The maturities of the outstanding debt are $4 million in 2014, $240 million in 2015, $29 million in 2016, $1 million in 2018, $450 million in 2019, $300 million in 2020, $427 million in 2022, $1 million in 2023, $1 million in 2029, $250 million in 2037 and $350 million in 2053.
Equity. At March 31, 2014, total common stockholders’ equity was $4.4 billion, common shares outstanding were approximately 128 million and stockholders’ equity per outstanding share was $34.30. During the first quarter of 2014, the Company repurchased 4,808,187 shares of its common stock for $193 million.
Total Capital. Total capitalization (equity, debt and junior subordinated debentures) was $6.4 billion at March 31, 2014. The percentage of the Company’s capital attributable to debt and junior subordinated debentures was 32% at March 31, 2014 and December 31, 2013.

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
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2014 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2014	494,536	$40.74	494,536	9,390,201
February 2014	3,877,479	39.89	3,877,479	8,630,570
March 2014	436,172	40.95	436,172	8,194,398

Item 6. Exhibits

Number
(10.1)	Form of 2014 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 12, 2014	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	May 12, 2014	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer