Form 10-Q
period 2014-06-30
BERKLEY W R CORP
filed 2014-08-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of July 30, 2014: 127,530,366

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$12,088,055	$11,616,844
Equity securities	257,059	283,338
Arbitrage trading account	732,279	522,128
Investment funds	984,836	1,067,495
Loans receivable	655,691	343,583
Real estate	530,239	715,242
Total investments	15,248,159	14,548,630
Cash and cash equivalents	842,671	839,738
Premiums and fees receivable	1,748,916	1,557,480
Due from reinsurers	1,464,003	1,533,103
Accrued investment income	123,168	118,329
Prepaid reinsurance premiums	431,933	367,803
Deferred policy acquisition costs	483,714	452,101
Property, furniture and equipment	335,741	339,448
Federal and foreign income taxes	—	44,857
Goodwill	103,565	110,146
Trading account receivables from brokers and clearing organizations	57,454	304,936
Other assets	327,870	335,225
Total assets	$21,167,194	$20,551,796

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,256,219	$10,080,941
Unearned premiums	3,081,888	2,781,437
Due to reinsurers	272,455	276,755
Trading account securities sold but not yet purchased	111,991	162,278
Federal and foreign income taxes	24,779	—
Other liabilities	728,337	848,749
Junior subordinated debentures	339,930	339,800
Senior notes and other debt	1,697,037	1,692,442
Total liabilities	16,512,636	16,182,402
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 127,613,325 and 132,233,167 shares, respectively	47,024	47,024
Additional paid-in capital	974,794	967,440
Retained earnings	5,587,824	5,265,015
Accumulated other comprehensive income	333,899	189,391
Treasury stock, at cost, 107,504,593 and 102,884,751 shares, respectively	(2,323,828)	(2,132,835)
Total stockholders’ equity	4,619,713	4,336,035
Noncontrolling interests	34,845	33,359
Total equity	4,654,558	4,369,394
Total liabilities and equity	$21,167,194	$20,551,796

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
REVENUES:
Net premiums written	$1,489,776	$1,341,898	$3,015,656	$2,718,864
Change in net unearned premiums	(72,131)	(59,383)	(234,399)	(204,230)
Net premiums earned	1,417,645	1,282,515	2,781,257	2,514,634
Net investment income	138,729	143,737	307,440	279,666
Insurance service fees	26,922	27,652	55,625	54,388
Net investment gains	109,168	33,058	161,922	53,027
Revenues from wholly-owned investees	104,285	83,775	197,125	175,510
Other income	240	225	526	506
Total revenues	1,796,989	1,570,962	3,503,895	3,077,731
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	867,778	805,470	1,689,873	1,550,149
Other operating costs and expenses	534,150	494,286	1,049,316	975,890
Expenses from wholly-owned investees	101,296	81,293	193,026	170,445
Interest expense	30,311	31,207	60,641	62,318
Total operating costs and expenses	1,533,535	1,412,256	2,992,856	2,758,802
Income before income taxes	263,454	158,706	511,039	318,929
Income tax expense	(83,277)	(43,579)	(161,178)	(87,204)
Net income before noncontrolling interests	180,177	115,127	349,861	231,725
Noncontrolling interests	(216)	830	(227)	847
Net income to common stockholders	$179,961	$115,957	$349,634	$232,572

NET INCOME PER SHARE:
Basic	$1.41	$0.85	$2.72	$1.71
Diluted	$1.35	$0.82	$2.60	$1.65

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income before noncontrolling interests	$180,177	$115,127	$349,861	$231,725
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	24,815	(23,156)	20,790	(69,779)
Change in unrealized investment gains, net of taxes	48,200	(197,060)	121,144	(189,250)
Change in net pension asset, net of taxes	2,020	1,814	2,611	3,628
Other comprehensive income (loss)	75,035	(218,402)	144,545	(255,401)
Comprehensive income (loss)	255,212	(103,275)	494,406	(23,676)
Comprehensive (income) loss to the noncontrolling interest	(235)	865	(264)	842
Comprehensive income (loss) to common stockholders	$254,977	$(102,410)	$494,142	$(22,834)

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Six Months
	Ended June 30,
	2014	2013
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$967,440	$945,166
Options exercised and restricted stock units issued, net of tax	(5,692)	(311)
Restricted stock units expensed	12,455	10,694
Stock issued to directors	591	535
End of period	$974,794	$956,084
RETAINED EARNINGS:
Beginning of period	$5,265,015	$4,817,807
Net income to common stockholders	349,634	232,572
Dividends	(26,825)	(25,814)
End of period	$5,587,824	$5,024,565
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$256,566	$517,658
Unrealized gains (losses) on securities not other-than-temporarily impaired	120,618	(189,594)
Unrealized gains on other-than-temporarily impaired securities	489	339
End of period	377,673	328,403
Currency translation adjustments:
Beginning of period	(60,524)	(36,676)
Net change in period	20,790	(69,779)
End of period	(39,734)	(106,455)
Net pension asset:
Beginning of period	(6,651)	(15,351)
Net change in period	2,611	3,628
End of period	(4,040)	(11,723)
Total accumulated other comprehensive income	$333,899	$210,225
TREASURY STOCK:
Beginning of period	$(2,132,835)	$(1,969,411)
Stock exercised/vested	5,667	882
Stock repurchased	(197,254)	(31,362)
Stock issued to directors	594	597
End of period	$(2,323,828)	$(1,999,294)
NONCONTROLLING INTERESTS:
Beginning of period	$33,359	$29,249
Contributions	1,222	(1,356)
Net income (loss)	227	(847)
Other comprehensive income, net of tax	37	5
End of period	$34,845	$27,051
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months
	Ended June 30,
	2014	2013
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$349,634	$232,572
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(161,922)	(53,027)
Depreciation and amortization	50,832	50,617
Noncontrolling interests	227	(847)
Investment funds	(84,385)	(33,057)
Stock incentive plans	13,615	12,395
Change in:
Arbitrage trading account	(12,956)	1,590
Premiums and fees receivable	(197,004)	(162,853)
Reinsurance accounts	(57)	(67,447)
Deferred policy acquisition costs	(31,527)	(34,039)
Income taxes	7,742	(46,642)
Reserves for losses and loss expenses	172,759	221,525
Unearned premiums	297,721	269,931
Other	(150,056)	(76,786)
Net cash from operating activities	254,623	313,932
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	513,281	555,694
Proceeds from sale of equity securities	112,590	66,969
Distributions from (contributions to) investment funds	211,974	(60,000)
Proceeds from maturities and prepayments of fixed maturity securities	1,214,221	1,561,236
Purchase of fixed maturity securities	(2,034,009)	(2,214,201)
Purchase of equity securities	(48,484)	(111,540)
Real estate purchased	(63,919)	(13,390)
Real estate sold	343,723	—
Change in loans receivable	(312,071)	(46,854)
Net additions to property, furniture and equipment	(22,555)	(43,446)
Change in balances due to security brokers	28,313	(6,167)
Net cash from businesses sold (purchased)	15,548	(59,964)
Net cash from (used in) investing activities	(41,388)	(371,663)
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	—	(486,297)
Net proceeds from issuance of debt	4,988	371,923
Net proceeds from options exercised	53	51
Cash dividends to common stockholders	(26,825)	(12,243)
Purchase of common treasury shares	(197,254)	(31,362)
Other, net	1,365	7,273
Net cash used in financing activities	(217,673)	(150,655)
Net impact on cash due to change in foreign exchange rates	7,371	(38,445)
Net change in cash and cash equivalents	2,933	(246,831)
Cash and cash equivalents at beginning of year	839,738	905,670
Cash and cash equivalents at end of period	$842,671	$658,839
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Basic	127,668	135,894	128,765	135,959
Diluted	133,304	141,274	134,323	141,257

(3) Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board issued guidance relating to Accounting for Investments in Qualified Affordable Housing Projects. This guidance modified the amortization method on these investments and the statement of operations classification as pre-adoption amounts were presented in both pre-tax income and income tax expense while post adoption all impacts are recorded in income tax expense. The Company adopted this guidance effective January 1, 2014, and the impact of applying this guidance was immaterial.
All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.
(4) Acquisitions/Dispositions

In June 2014, the Company sold an aviation-related business for $16 million. The business had a net carrying value of $15 million, including $7 million of goodwill.
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

The following table summarizes the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Cash and cash equivalents	$3,911
Real estate, furniture and equipment	898
Goodwill	19,664
Intangible assets	44,800
Other assets	60,661
Total assets acquired	129,934
Debt	(27,612)
Other liabilities assumed	(17,076)
Net assets acquired	$85,246

(5) Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
As of and for the six months ended June 30, 2014:
Changes in AOCI
Beginning of period	$256,566		$(60,524)	$(6,651)		$189,391
Other comprehensive income (loss) before reclassifications	140,289		20,790	—		161,079
Amounts reclassified from AOCI	(19,145)		—	2,611		(16,534)
Other comprehensive income (loss)	121,144		20,790	2,611		144,545
Unrealized investment gain (loss) related to non-controlling interest	(37)		—	—		(37)
End of period	$377,673		$(39,734)	$(4,040)		$333,899
Amounts reclassified from AOCI
Pre-tax	$(29,454)	(1)	$—	$4,017	(2)	$(25,437)
Tax effect (3)	10,309		—	(1,406)		8,903
After-tax amounts reclassified	$(19,145)		$—	$2,611		$(16,534)
Other comprehensive income (loss)
Pre-tax	$188,680		$20,790	$4,017		$213,487
Tax effect	(67,536)		—	(1,406)		(68,942)
Other comprehensive income (loss)	$121,144		$20,790	$2,611		$144,545

As of and for the three months ended June 30, 2014:
Changes in AOCI
Beginning of period	$329,492		$(64,549)	$(6,060)		$258,883
Other comprehensive income (loss) before reclassifications	62,846		24,815	—		87,661
Amounts reclassified from AOCI	(14,646)		—	2,020		(12,626)
Other comprehensive income (loss)	48,200		24,815	2,020		75,035
Unrealized investment gain (loss) related to non-controlling interest	(19)		—	—		(19)
End of period	$377,673		$(39,734)	$(4,040)		$333,899
Amounts reclassified from AOCI
Pre-tax	$(22,532)	(1)	$—	$3,108	(2)	$(19,424)
Tax effect (3)	7,886		—	(1,088)		6,798
After-tax amounts reclassified	$(14,646)		$—	$2,020		$(12,626)
Other comprehensive income (loss)
Pre-tax	$76,390		$24,815	$3,108		$104,313
Tax effect	(28,190)		—	(1,088)		(29,278)
Other comprehensive income (loss)	$48,200		$24,815	$2,020		$75,035

	Unrealized Investment Gains		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
(In thousands)
As of and for the six months ended June 30, 2013:
Changes in AOCI
Beginning of period	$517,658		$(36,676)	$(15,351)		$465,631
Other comprehensive income (loss) before reclassifications	(161,945)		(69,779)	—		(231,724)
Amounts reclassified from AOCI	(27,305)		—	3,628		(23,677)
Other comprehensive income (loss)	(189,250)		(69,779)	3,628		(255,401)
Unrealized investment gain related to non-controlling interest	(5)		—	—		(5)
End of period	$328,403		$(106,455)	$(11,723)		$210,225
Amounts reclassified from AOCI
Pre-tax	$(42,008)	(1)	$—	$5,582	(2)	$(36,426)
Tax effect (3)	14,703		—	(1,954)		12,749
After-tax amounts reclassified	$(27,305)		$—	$3,628		$(23,677)
Other comprehensive income (loss)
Pre-tax	$(291,154)		$(69,779)	$5,582		$(355,351)
Tax effect	101,904		—	(1,954)		99,950
Other comprehensive income (loss)	$(189,250)		$(69,779)	$3,628		$(255,401)

As of and for the three months ended June 30, 2013:
Changes in AOCI
Beginning of period	$525,428		$(83,299)	$(13,537)		$428,592
Other comprehensive income (loss) before reclassifications	(182,934)		(23,156)	—		(206,090)
Amounts reclassified from AOCI	(14,126)		—	1,814		(12,312)
Other comprehensive income (loss)	(197,060)		(23,156)	1,814		(218,402)
Unrealized investment gain related to non-controlling interest	35			—		35
End of period	$328,403		$(106,455)	$(11,723)		$210,225
Amounts reclassified from AOCI
Pre-tax	$(21,933)	(1)	$—	$2,790	(2)	$(19,143)
Tax effect (3)	7,807		—	(976)		6,831
After-tax amounts reclassified	$(14,126)		$—	$1,814		$(12,312)
Other comprehensive income (loss)
Pre-tax	$(303,169)		$(23,156)	$2,790		$(323,535)
Tax effect	106,109		—	(976)		105,133
Other comprehensive income (loss)	$(197,060)		$(23,156)	$1,814		$(218,402)

(1) Net investment gains in the consolidated statements of operations.
(2) Other operating costs and expenses in the consolidated statements of operations.
(3) Income tax expense in the consolidated statements of operations.

(6) Statements of Cash Flow
Interest payments were $59,811,000 and $65,365,000 and income taxes paid were $152,439,000 and $137,618,000 in the six months ended June 30, 2014 and 2013, respectively.

(7) Investments in Fixed Maturity Securities
At June 30, 2014 and December 31, 2013, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2014
Held to maturity:
State and municipal	$70,956	$16,135	$—	$87,091	$70,956
Residential mortgage-backed	25,398	3,182	—	28,580	25,398
Corporate	4,998	314	—	5,312	4,998
Total held to maturity	101,352	19,631	—	120,983	101,352
Available for sale:
U.S. government and government agency	839,914	34,766	(7,553)	867,127	867,127
State and municipal	4,004,308	221,995	(5,563)	4,220,740	4,220,740
Mortgage-backed securities:
Residential (1)	1,209,584	29,930	(13,765)	1,225,749	1,225,749
Commercial	74,378	6,056	(47)	80,387	80,387
Corporate	4,436,526	206,290	(18,492)	4,624,324	4,624,324
Foreign	917,558	68,553	(17,735)	968,376	968,376
Total available for sale	11,482,268	567,590	(63,155)	11,986,703	11,986,703
Total investments in fixed maturity securities	$11,583,620	$587,221	$(63,155)	$12,107,686	$12,088,055
December 31, 2013
Held to maturity:
State and municipal	$68,929	$11,172	$—	$80,101	$68,929
Residential mortgage-backed	27,393	3,311	—	30,704	27,393
Corporate	4,998	417	—	5,415	4,998
Total held to maturity	101,320	14,900	—	116,220	101,320
Available for sale:
U.S. government and government agency	858,319	34,522	(7,982)	884,859	884,859
State and municipal	4,085,791	162,330	(29,837)	4,218,284	4,218,284
Mortgage-backed securities:
Residential (1)	1,248,693	25,895	(25,941)	1,248,647	1,248,647
Commercial	76,454	5,670	(988)	81,136	81,136
Corporate	4,076,585	156,256	(30,100)	4,202,741	4,202,741
Foreign	844,469	51,674	(16,286)	879,857	879,857
Total available for sale	11,190,311	436,347	(111,134)	11,515,524	11,515,524
Total investments in fixed maturity securities	$11,291,631	$451,247	$(111,134)	$11,631,744	$11,616,844
___________

(1)
Gross unrealized losses for residential mortgage-backed securities include $1,208,000 and $1,961,000 as of June 30, 2014 and December 31, 2013, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$886,256	$896,523
Due after one year through five years	3,860,527	4,039,960
Due after five years through ten years	3,035,251	3,229,746
Due after ten years	2,492,226	2,606,741
Mortgage-backed securities	1,309,360	1,334,716
Total	$11,583,620	$12,107,686
At June 30, 2014, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(8) Investments in Equity Securities
At June 30, 2014 and December 31, 2013, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2014
Common stocks	$75,167	$28,360	$—	$103,527	$103,527
Preferred stocks	92,797	63,740	(3,005)	153,532	153,532
Total	$167,964	$92,100	$(3,005)	$257,059	$257,059
December 31, 2013
Common stocks	$118,536	$42,239	$—	$160,775	$160,775
Preferred stocks	85,091	43,791	(6,319)	122,563	122,563
Total	$203,627	$86,030	$(6,319)	$283,338	$283,338

(9) Arbitrage Trading Account
At June 30, 2014 and December 31, 2013, the carrying value of the arbitrage trading account was $732 million and $522 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general financial market conditions.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$107,760	$111,203	$214,658	$229,039
Investment funds	22,356	22,576	76,155	33,510
Arbitrage trading account	6,942	4,990	12,461	8,773
Equity securities available for sale	2,103	3,634	4,049	5,881
Real estate	3,063	3,116	6,165	6,257
Gross investment income	142,224	145,519	313,488	283,460
Investment expense	(3,495)	(1,782)	(6,048)	(3,794)
Net investment income	$138,729	$143,737	$307,440	$279,666

(11) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Real estate	$280,255	$378,435	$16,482	$1,260
Energy	159,645	155,026	12,596	25,199
Arbitrage	279,806	271,575	8,231	1,731
Other	265,130	262,459	38,846	5,320
Total	$984,836	$1,067,495	$76,155	$33,510

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2014	2013
Properties in operation	$47,617	$283,393
Properties under development	482,622	431,849
Total	$530,239	$715,242

The primary property in operation is a long-term ground lease in Washington, D.C. Properties in operation are net of accumulated depreciation and amortization of $78,000 and $17,827,000 as of June 30, 2014 and December 31, 2013, respectively. Related depreciation expense was $3,219,000 and $3,420,000 for the six months ended June 30, 2014 and 2013, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $760,000 in 2014, $1,549,000 in 2015, $1,596,000 in 2016, $1,644,000 in 2017, $1,693,000 in 2018 and $327,320,000 thereafter.

The properties under development are an office building in London, a mixed-use project in Washington, D.C. and an office complex in New York City.

In June 2014, the Company sold an office building in London for $67 million in cash and a $270 million, 2% bridge loan, which was repaid in July 2014. The carrying value of the building at the time of sale was $251 million.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Amortized cost:
Real estate loans	$569,530	$282,357
Commercial loans	86,161	61,226
Total	$655,691	$343,583

Fair value:
Real estate loans	$571,520	$284,017
Commercial loans	87,663	62,729
Total	$659,183	$346,746

Valuation allowance:
Specific	$—	$—
General	2,566	2,087
Total	$2,566	$2,087

	For the Three Months
	Ended June 30,
	2014	2013
Increase (decrease) in valuation allowance	$16	$(30)
Loans receivable charged off	—	—

	For the Six Months
	Ended June 30,
	2014	2013
Increase in valuation allowance	$479	$65
Loans receivable charged off	—	—
There were no loans receivable in non-accrual status as of June 30, 2014 and December 31, 2013.
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
The Company utilizes an internal risk rating system to assign a risk to each of its real estate loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the Company’s position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, none of the real estate loans were considered to be impaired at June 30, 2014, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Realized investment gains (losses):
Fixed maturity securities:
Gains	$1,941	$9,147	$4,003	$20,143
Losses	(464)	(5,500)	(2,062)	(11,466)
Equity securities available for sale	23,124	18,086	29,581	33,331
Investment funds	(1,076)	10,843	44,757	11,037
Real estate	85,643	—	85,643	—
Other	—	482	—	(18)
Total	109,168	33,058	161,922	53,027
Change in valuation allowance, net of other-than-temporary impairments:
Decrease in valuation allowance	—	—	—	—
Other-than-temporary impairments	—	—	—	—
Total	—	—	—	—
Net investment gains	109,168	33,058	161,922	53,027
Income tax expense	(38,208)	(11,570)	(56,673)	(18,559)
Total after-tax realized investment gains	$70,960	$21,488	$105,249	$34,468

Change in unrealized investment gains (losses):
Fixed maturity securities	$87,882	$(277,791)	$179,520	$(293,380)
Previously impaired fixed maturity securities	194	(590)	753	522
Equity securities available for sale	(17,870)	(16,191)	8,333	8,370
Investment funds	6,184	(5,906)	74	(9,174)
Total change in unrealized investment gains (losses)	76,390	(300,478)	188,680	(293,662)
Income tax benefit (expense)	(28,190)	103,418	(67,536)	104,412
Noncontrolling interests	(19)	35	(37)	(5)
Total after-tax unrealized gains (losses)	$48,181	$(197,025)	$121,107	$(189,255)

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at June 30, 2014 and December 31, 2013 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2014
U.S. government and government agency	$191,360	$4,176	$74,427	$3,377	$265,787	$7,553
State and municipal	136,081	1,796	185,605	3,767	321,686	5,563
Mortgage-backed securities	129,004	725	341,219	13,087	470,223	13,812
Corporate	549,991	7,099	285,261	11,393	835,252	18,492
Foreign	183,837	7,461	101,882	10,274	285,719	17,735
Fixed maturity securities	1,190,273	21,257	988,394	41,898	2,178,667	63,155
Common stocks	—	—	—	—	—	—
Preferred stocks	—	—	25,714	3,005	25,714	3,005
Equity securities	—	—	25,714	3,005	25,714	3,005
Total	$1,190,273	$21,257	$1,014,108	$44,903	$2,204,381	$66,160

December 31, 2013
U.S. government and government agency	$260,882	$7,927	$2,163	$55	$263,045	$7,982
State and municipal	899,613	24,503	87,345	5,334	986,958	29,837
Mortgage-backed securities	578,603	17,964	140,648	8,965	719,251	26,929
Corporate	1,013,373	17,066	105,074	13,034	1,118,447	30,100
Foreign	320,215	16,286	—	—	320,215	16,286
Fixed maturity securities	3,072,686	83,746	335,230	27,388	3,407,916	111,134
Common stocks	—	—	—	—	—	—
Preferred stocks	13,291	513	19,868	5,806	33,159	6,319
Equity securities	13,291	513	19,868	5,806	33,159	6,319
Total	$3,085,977	$84,259	$355,098	$33,194	$3,441,075	$117,453
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2014 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	11	$44,646	$1,772
Corporate	8	18,070	633
Foreign	3	21,374	1,463
Total	22	$84,090	$3,868

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the six months ended June 30, 2014 and 2013, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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
Preferred Stocks – At June 30, 2014, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $26 million and a gross unrealized loss of $3 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At June 30, 2014, the Company did not own any common stocks in an unrealized loss position.

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of June 30, 2014 and December 31, 2013 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$867,127	$—	$867,127	$—
State and municipal	4,220,740	—	4,220,740	—
Mortgage-backed securities	1,306,136	—	1,306,136	—
Corporate	4,624,324	—	4,587,282	37,042
Foreign government	968,376	—	968,376	—
Total fixed maturity securities available for sale	11,986,703	—	11,949,661	37,042
Equity securities available for sale:
Common stocks	103,527	102,762	—	765
Preferred stocks	153,532	—	149,763	3,769
Total equity securities available for sale	257,059	102,762	149,763	4,534
Arbitrage trading account	732,279	255,073	474,524	2,682
Total	$12,976,041	$357,835	$12,573,948	$44,258
Liabilities:
Securities sold but not yet purchased	$111,991	$111,986	$5	$—
December 31, 2013
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$884,859	$—	$884,859	$—
State and municipal	4,218,284	—	4,218,284	—
Mortgage-backed securities	1,329,783	—	1,329,783	—
Corporate	4,202,741	—	4,159,877	42,864
Foreign government	879,857	—	879,857	—
Total fixed maturity securities available for sale	11,515,524	—	11,472,660	42,864
Equity securities available for sale:
Common stocks	160,775	159,537	—	1,238
Preferred stocks	122,563	—	118,811	3,752
Total equity securities available for sale	283,338	159,537	118,811	4,990
Arbitrage trading account	522,128	192,281	328,067	1,780
Total	$12,320,990	$351,818	$11,919,538	$49,634
Liabilities:
Securities sold but not yet purchased	$162,278	$162,126	$152	$—
There were no significant transfers between Levels 1 and 2 during the six months ended June 30, 2014 or during the year ended December 31, 2013.

The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2014 and for the year ended December 31, 2013:

		Gains (Losses) Included in
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	(Sales)	Maturities	Transfer in (out)	Ending Balance
Six months ended June 30, 2014:
Assets:
Fixed maturities available for sale:
Corporate	$42,864	$43	$144	$84	$(5,247)	$(846)	$—	$37,042
Total	42,864	43	144	84	(5,247)	(846)	—	37,042
Equity securities available for sale:
Common stocks	1,238	—	—	—	(473)	—	—	765
Preferred stocks	3,752	39	—	—	(22)	—	—	3,769
Total	4,990	39	—	—	(495)	—	—	4,534
Arbitrage trading account	1,780	(1,429)	—	2,539	(9,230)	—	9,022	2,682
Total	$49,634	$(1,347)	$144	$2,623	$(14,972)	$(846)	$9,022	$44,258

Year ended December 31, 2013:
Assets:
Fixed maturities available for sale:
Corporate	$59,065	$677	$309	$170	$(4,753)	$(12,604)	$—	$42,864
Total	59,065	677	309	170	(4,753)	(12,604)	—	42,864
Equity securities available for sale:
Common stocks	1,408	—	—	—	(170)	—	—	1,238
Preferred stocks	621	(299)	—	3,430	—	—	—	3,752
Total	2,029	(299)	—	3,430	(170)	—	—	4,990
Arbitrage trading account	928	1,458	730	824	(853)	—	(1,307)	1,780
Total	$62,022	$1,836	$1,039	$4,424	$(5,776)	$(12,604)	$(1,307)	$49,634

Liabilities:
Securities sold but not yet purchased	$20	$(4)	$—	$4	$(20)	$—	$—	$—
During the six months ended June 30, 2014, one security was transferred into Level 3 where the quoted price was no longer available. This security was subsequently sold during the second quarter of 2014. There were no significant transfers in or out of Level 3 during the year ended December 31, 2013.

(17) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Written premiums:
Direct	$1,580,639	$1,405,183	$3,145,827	$2,805,595
Assumed	191,762	212,753	431,841	443,962
Ceded	(282,625)	(276,038)	(562,012)	(530,693)
Total net premiums written	$1,489,776	$1,341,898	$3,015,656	$2,718,864

Earned premiums:
Direct	$1,449,152	$1,301,702	$2,830,724	$2,542,264
Assumed	224,916	217,517	450,678	431,533
Ceded	(256,423)	(236,704)	(500,145)	(459,163)
Total net premiums earned	$1,417,645	$1,282,515	$2,781,257	$2,514,634

Ceded losses incurred	$89,569	$142,360	$190,253	$252,911
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $2 million as of June 30, 2014 and $1 million as of December 31, 2013.

(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$12,088,055	$12,107,686	$11,616,844	$11,631,744
Equity securities available for sale	257,059	257,059	283,338	283,338
Arbitrage trading account	732,279	732,279	522,128	522,128
Loans receivable	655,691	659,183	343,583	346,746
Cash and cash equivalents	842,671	842,671	839,738	839,738
Trading account receivables from brokers and clearing organizations	57,454	57,454	304,936	304,936
Due from broker	—	—	17,735	17,735
Liabilities:
Due to broker	18,850	18,850	8,273	8,273
Trading account securities sold but not yet purchased	111,991	111,991	162,278	162,278
Junior subordinated debentures	339,930	325,500	339,800	288,540
Senior notes and other debt	1,697,037	1,939,000	1,692,442	1,861,898
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

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $12 million and $11 million for the six months ended June 30, 2014 and 2013, respectively. A summary of RSUs issued in the six months ended June 30, 2014 and 2013 follows:

($ in thousands)	Units	Fair Value
Six months ended June 30,
2014	25,950	$1,079
2013	55,150	$2,312

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

Summary financial information about the Company's business segments is presented in the following tables.

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2014:
Insurance-Domestic	$1,041,745	$103,073	$26,985	$1,171,803	$176,855	$121,834
Insurance-International	201,868	11,276	—	213,144	11,510	8,253
Reinsurance-Global	174,032	17,608	—	191,640	25,866	18,025
Corporate and eliminations (1)	—	6,772	104,462	111,234	(59,945)	(39,110)
Net investment gains	—	—	109,168	109,168	109,168	70,959
Total	$1,417,645	$138,729	$240,615	$1,796,989	$263,454	$179,961
Three months ended June 30, 2013:
Insurance-Domestic	$925,997	$107,562	$27,652	$1,061,211	$152,334	$106,478
Insurance-International	180,192	13,171	—	193,363	12,583	9,092
Reinsurance-Global	176,326	23,036	—	199,362	24,752	17,681
Corporate and eliminations (1)	—	(32)	84,000	83,968	(64,021)	(38,782)
Net investment gains	—	—	33,058	33,058	33,058	21,488
Total	$1,282,515	$143,737	$144,710	$1,570,962	$158,706	$115,957
Six months ended June 30, 2014:
Insurance-Domestic	$2,045,252	$221,210	$55,751	$2,322,213	$379,040	$259,870
Insurance-International	387,192	27,928	—	415,120	29,257	20,721
Reinsurance-Global	348,813	45,186	—	393,999	57,940	40,417
Corporate and eliminations (1)	—	13,116	197,525	210,641	(117,120)	(76,623)
Net investment gains	—	—	161,922	161,922	161,922	105,249
Total	$2,781,257	$307,440	$415,198	$3,503,895	$511,039	$349,634
Six months ended June 30, 2013:
Insurance-Domestic	$1,810,375	$205,359	$54,388	$2,070,122	$293,684	$205,886
Insurance-International	351,311	25,232	—	376,543	34,965	24,569
Reinsurance-Global	352,948	45,535	—	398,483	62,693	44,075
Corporate and eliminations (1)	—	3,540	176,016	179,556	(125,440)	(76,426)
Net investment gains	—	—	53,027	53,027	53,027	34,468
Total	$2,514,634	$279,666	$283,431	$3,077,731	$318,929	$232,572
___________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable assets by segment are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Insurance-Domestic	$15,565,600	$15,247,807
Insurance-International	1,963,689	1,516,310
Reinsurance-Global	2,767,108	3,103,193
Corporate and eliminations	870,797	684,486
Total	$21,167,194	$20,551,796

Net premiums earned by major line of business are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Insurance-Domestic:
Other liability	$362,074	$307,444	$701,707	$603,032
Workers’ compensation	270,212	241,191	533,244	470,202
Short-tail lines	215,506	192,938	420,272	371,687
Commercial automobile	127,102	119,900	251,470	236,022
Professional liability	66,851	64,524	138,559	129,432
Total	1,041,745	925,997	2,045,252	1,810,375

Insurance-International:
Other liability	22,956	15,070	42,331	30,288
Workers’ compensation	17,241	21,746	34,566	44,635
Short-tail lines	106,428	84,301	202,702	156,424
Commercial automobile	29,649	32,392	57,242	67,031
Professional liability	25,594	26,683	50,351	52,933
Total	201,868	180,192	387,192	351,311

Reinsurance-Global:
Casualty	124,550	122,117	250,153	243,444
Property	49,482	54,209	98,660	109,504
Total	174,032	176,326	348,813	352,948

Total	$1,417,645	$1,282,515	$2,781,257	$2,514,634

(22) Subsequent Event

On August 6, 2014, the Company issued $350 million of 4.75% senior notes due 2044.

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
The Company also increasingly invests in equity securities, merger arbitrage, private equity investments, investment funds, loans receivable and real estate. The Company's investments in investment funds have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.

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
Our net reserves for losses and loss expenses of approximately $9 billion as of June 30, 2014 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.5 billion, or 17%, of the Company’s net loss reserves as of June 30, 2014 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30,	December 31,
	2014	2013
Insurance-Domestic	$6,665,943	$6,493,401
Insurance-International	726,588	592,709
Reinsurance-Global	1,493,163	1,597,687
Net reserves for losses and loss expenses	8,885,694	8,683,797
Ceded reserves for losses and loss expenses	1,370,525	1,397,144
Gross reserves for losses and loss expenses	$10,256,219	$10,080,941
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2014 and December 31, 2013:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2014
Other liability	$969,646	$1,815,023	$2,784,669
Workers’ compensation (1)	1,543,128	1,204,866	2,747,994
Professional liability	328,708	406,562	735,270
Commercial automobile	267,945	204,983	472,928
Short-tail lines	336,797	314,873	651,670
Total primary	3,446,224	3,946,307	7,392,531
Reinsurance (1)	608,590	884,573	1,493,163
Total	$4,054,814	$4,830,880	$8,885,694
December 31, 2013
Other liability	$937,168	$1,852,779	$2,789,947
Workers’ compensation (1)	1,462,849	1,206,244	2,669,093
Professional liability	320,579	344,232	664,811
Commercial automobile	267,701	205,404	473,105
Short-tail lines	258,459	230,696	489,155
Total primary	3,246,756	3,839,355	7,086,111
Reinsurance (1)	679,108	918,578	1,597,686
Total	$3,925,864	$4,757,933	$8,683,797
(1) Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $816 million and $837 million as of June 30, 2014 and December 31, 2013, respectively.

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

Certain of the Company's insurance and reinsurance contracts are loss sensitive, whereby the Company collects more or less premiums based on the level of loss activity. For those contracts, changes in loss and loss adjustment expenses for prior years may be offset by additional or return premiums. Net prior year development for each of the six months ended June 30, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Decrease in prior year loss reserves	$43,225	$42,015
Increase in prior year earned premiums	6,003	—
Net favorable prior year development	$49,228	$42,015

Net favorable prior year development was approximately $49 million in the first six months of 2014 compared with $42 million in 2013. In 2014, the domestic segment reported favorable reserve development of $54 million, which was partially offset by unfavorable development of $5 million for the international segment.
Favorable development in 2014 for the domestic segment was driven primarily by excess and surplus lines casualty business for accident years 2007 through 2013. Reported losses for these years continue to be below our initial expectations at the time the business was written, largely as a result of persistent improvement in claim frequency trends. As these accident years have matured, the weighting of actuarial methods has shifted from methods based on initial expected losses to methods based on actual reported losses. We believe the favorable claim frequency trends during this time period for excess and surplus casualty business is due to changes in the mix of business written and to the general slowdown in the economy. Unfavorable development in 2014 for the international segment was driven primarily by professional liability business (accident years 2009-2013) and surety business (accident year 2013) in Europe, which experienced a greater than expected number of large losses.
Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate of 2.2%. As of June 30, 2014, the aggregate blended discount rates ranged from 2.1% to 6.5%, with a weighted average discount rate of 4.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $816 million and $837 million as of June 30, 2014 and December 31, 2013, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $73 million and $69 million at June 30, 2014 and December 31, 2013, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of June 30, 2014:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	377	$2,177,100	$62,410
Unrealized loss of 20% or greater of amortized cost:
Twelve months and longer	5	1,567	745
Total	382	$2,178,667	$63,155
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2014 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	11	$44,646	$1,772
Corporate	8	18,070	633
Foreign government	3	21,374	1,463
Total	22	$84,090	$3,868

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
Preferred Stocks – At June 30, 2014, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $26 million and a gross unrealized loss of $3 million. Based upon management's view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Common Stocks – At June 30, 2014, the Company did not own any common stocks in an unrealized loss position.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million at June 30, 2014 and $2 million at December 31, 2013.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2014:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,610,835	88.5%
Syndicate manager	78,155	0.7
Directly by the Company based on:
Observable data	1,260,671	10.5
Cash flow model	37,042	0.3
Total	$11,986,703	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2014, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.

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

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2014 and 2013. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2014	2013
Insurance-Domestic:
Gross premiums written	$2,694,566	$2,365,908
Net premiums written	2,250,224	1,953,964
Net premiums earned	2,045,252	1,810,375
Loss ratio	60.4%	62.7%
Expense ratio	32.4%	32.8%
GAAP combined ratio	92.8%	95.5%
Insurance-International:
Gross premiums written	$542,386	$493,313
Net premiums written	448,443	406,580
Net premiums earned	387,192	351,311
Loss ratio	60.0%	58.5%
Expense ratio	39.4%	38.4%
GAAP combined ratio	99.4%	96.9%
Reinsurance-Global:
Gross premiums written	$340,716	$390,336
Net premiums written	316,989	358,320
Net premiums earned	348,813	352,948
Loss ratio	64.0%	59.4%
Expense ratio	32.4%	35.7%
GAAP combined ratio	96.4%	95.1%
Consolidated:
Gross premiums written	$3,577,668	$3,249,557
Net premiums written	3,015,656	2,718,864
Net premiums earned	2,781,257	2,514,634
Loss ratio	60.8%	61.6%
Expense ratio	33.4%	34.0%
GAAP combined ratio	94.2%	95.6%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2014 and 2013.

(In thousands, except per share data)	2014	2013
Net income to common stockholders	$349,634	$232,572
Weighted average diluted shares	134,323	141,257
Net income per diluted share	$2.60	$1.65
The Company reported net income of $350 million in 2014 compared to $233 million in 2013. The 50% increase in net income was primarily due to increases in after-tax net investment gains of $71 million, after-tax underwriting income of $35 million and after-tax net investment income of $11 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2014 and 2013.
Premiums. Gross premiums written were $3,578 million in 2014, an increase of 10% from $3,250 million in 2013. The growth was due to a combination of rate increases and increased exposures. Average renewal premium rates (adjusted for change in exposures) increased 4.2% in 2014 and 7.2% in 2013. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2014 compared with 2013 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 14% to $2,695 million in 2014 from $2,366 million in 2013. Gross premiums increased $114 million (17%) for workers' compensation, $102 million (14%) for other liability, $59 million (11%) for short-tail lines, $33 million (19%) for professional liability and $21 million (8%) for commercial auto.

•
Insurance-International gross premiums increased 10% to $542 million in 2014 from $493 million in 2013. Gross premiums increased $62 million (23%) for short-tail lines and $8 million (19%) for other liability, and decreased by $10 million (23%) for workers' compensation, $6 million (8%) for commercial auto and $5 million (9%) for professional liability. In local currency terms, gross premiums increased 16%.

•
Reinsurance-Global gross premiums decreased 13% to $341 million in 2014 from $390 million in 2013, as we faced increasingly competitive conditions. Gross premiums written decreased $24 million (9%) for casualty lines and $25 million (19%) for property lines.

Net premiums written were $3,016 million in 2014, an increase of 11% from $2,719 million in 2013. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2014 and in 2013.
Premiums earned increased 11% to $2,781 million in 2014 from $2,515 million in 2013. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect recent rate increases will be earned over the upcoming quarters. Premiums earned in 2014 are related to business written during both 2014 and 2013. Audit premiums were $60 million in 2014 compared with $57 million in 2013.

Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2014 and 2013:

	Amount		Average Annualized Yield
(In thousands)	2014	2013	2014	2013
Fixed maturity securities, including cash and cash equivalents and loans receivable	$214,658	$229,039	3.4%	3.7%
Investment funds	76,155	33,510	15.2	8.5
Arbitrage trading account	12,461	8,773	4.6	3.6
Real estate	6,165	6,257	1.8	2.1
Equity securities available for sale	4,049	5,881	4.0	3.7
Gross investment income	313,488	283,460	4.1	3.9
Investment expenses	(6,048)	(3,794)
Total	$307,440	$279,666	4.0	3.8

Net investment income increased 10% to $307 million in 2014 from $280 million in 2013 due to an increase in income from investment funds partially offset by a decrease in income from fixed maturity securities, due to the lower interest rate environment and to a shorter portfolio duration. The increase in investment income from investment funds was primarily related to funds that invest in real estate, energy, aviation and railcars. The average annualized yield for fixed maturity securities declined from 3.7% to 3.4% due to lower long-term reinvestment yields available in the market. Average invested assets, at cost (including cash and cash equivalents) were $15.2 billion in 2014 and $14.7 billion in 2013.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $56 million in 2014, up from $54 million in 2013, primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $162 million in 2014 compared with $53 million in 2013. The gains in 2014 were primarily related to the sale of a commercial office building in London, England, which generated an $86 million gain.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $197 million in 2014 from $176 million in 2013 primarily due to higher aircraft and aircraft parts sales.
Losses and Loss Expenses. Losses and loss expenses increased to $1,690 million in 2014 from $1,550 million in 2013. The consolidated loss ratio was 60.8% in 2014 and 61.6% in 2013. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $54 million in 2014 compared with $39 million in 2013, an increase of 0.4 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $49 million in 2014 compared with $42 million in 2013, a difference of 0.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.1 points to 60.6% in 2014 from 61.7% in 2013. A summary of loss ratios in 2014 compared with 2013 by business segment follows:

•
Insurance-Domestic - The loss ratio of 60.4% in 2014 was 2.3 points lower than the loss ratio of 62.7% in 2013. Catastrophe losses were $51 million in 2014 compared with $30 million in 2013, an increase of 0.8 loss ratio points. Favorable prior year reserve development was $54 million in 2014 compared with $28 million in 2013. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.9 points to 60.6% in 2014 from 62.5% in 2013.

•
Insurance-International - The loss ratio of 60.0% in 2014 was 1.5 points higher than the loss ratio of 58.5% in 2013. Catastrophe losses were $2 million in 2014 compared with $3 million in 2013, a decrease of 0.6 loss ratio points. Adverse prior year reserve development was $5 million in 2014 compared with $2 million in 2013, a difference of 0.8 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.3 points to 58.3% in 2014 from 57.0% in 2013.

•
Reinsurance-Global - The loss ratio of 64.0% in 2014 was 4.6 points higher than the loss ratio of 59.4% in 2013. Catastrophe losses were $1 million in 2014 compared with $6 million in 2013, a decrease of 1.2 loss ratio points. There was no adverse prior year reserve development in 2014 compared with favorable development of $16 million in 2013, a difference of 4.7 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.1 points to 63.6% in 2014 from 62.5% in 2013.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2014	2013
Underwriting expenses	$928,434	$855,484
Service expenses	45,864	45,441
Debt extinguishment costs	—	6,709
Net foreign currency (gains) losses	1,659	(4,771)
Other costs and expenses	73,359	73,027
Total	$1,049,316	$975,890

Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 9% compared with an increase in net premiums earned of 11%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.4% in 2014 down from 34.0% in 2013, primarily due to higher overall premiums and to the impact of expense reductions for the reinsurance segment. We expect our expense ratio to further improve if insurance prices continue to increase at current levels.
Service expenses, which represent the costs associated with the fee-based businesses, were $46 million in 2014 and $45 million in 2013.
Foreign currency gains and losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $2 million in 2014, and net foreign currency gains were $5 million in 2013.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses were $73 million in 2014 and 2013.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $193 million in 2014 compared to $170 million in 2013.
Interest Expense. Interest expense was $61 million in 2014 compared with $62 million in 2013. The Company repaid $200 million of 5.875% senior notes that matured in February 2013. In May 2013, the Company issued $350 million of 5.625% subordinated debentures due 2053 and prepaid $250 million of 6.750% subordinated debentures that were due in 2045. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044, the proceeds of which it expects to use to repay at maturity its $200 million of senior notes due May 15, 2015, with the balance for general corporate purposes.
Income Taxes. The effective income tax rate was 32% in 2014 compared to 27% in 2013. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. As a result of higher income from underwriting activities and from realized gains, tax exempt investment income comprised a lower portion of the 2014 pre-tax income. Therefore, tax-exempt income had a lesser impact on the effective tax rate for 2014 compared with 2013.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $90 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $7 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2014 and 2013. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2014	2013
Insurance-Domestic:
Gross premiums written	$1,351,624	$1,186,186
Net premiums written	1,123,843	967,784
Net premiums earned	1,041,745	925,997
Loss ratio	60.9%	62.9%
Expense ratio	32.3%	32.5%
GAAP combined ratio	93.2%	95.4%
Insurance-International:
Gross premiums written	$265,200	$241,738
Net premiums written	222,622	201,445
Net premiums earned	201,868	180,192
Loss ratio	60.7%	61.0%
Expense ratio	38.8%	38.9%
GAAP combined ratio	99.5%	99.9%
Reinsurance-Global:
Gross premiums written	$155,577	$190,012
Net premiums written	143,311	172,669
Net premiums earned	174,032	176,326
Loss ratio	63.4%	63.9%
Expense ratio	31.9%	35.1%
GAAP combined ratio	95.3%	99.0%
Consolidated:
Gross premiums written	$1,772,401	$1,617,936
Net premiums written	1,489,776	1,341,898
Net premiums earned	1,417,645	1,282,515
Loss ratio	61.2%	62.8%
Expense ratio	33.2%	33.8%
GAAP combined ratio	94.4%	96.6%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2014 and 2013.

(In thousands, except per share data)	2014	2013
Net income to common stockholders	$179,961	$115,957
Weighted average diluted shares	133,304	141,274
Net income per diluted share	$1.35	$0.82
The Company reported net income of $180 million in 2014 compared to $116 million in 2013. The 55% increase in net income was primarily due to increases in after-tax net investment gains of $49 million and after-tax underwriting income of $23 million, partially offset by a decrease in after-tax net investment income of $6 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2014 and 2013.
Premiums. Gross premiums written were $1,772 million in 2014, an increase of 10% from $1,618 million in 2013. The growth was due to a combination of rate increases and increased exposures. Average renewal premium rates (adjusted for change in exposures) increased 3.5% in 2014 and 6.2 % in 2013. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2014 compared with 2013 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 14% to $1,352 million in 2014 from $1,186 million in 2013. Gross premiums increased $59 million (20%) for workers' compensation, $52 million (13%) for other liability, $28 million (10%) for short-tail lines, $16 million (17%) for professional liability and $11 million (9%) for commercial auto.

•
Insurance-International gross premiums increased 10% to $265 million in 2014 from $242 million in 2013. Gross premiums increased $29 million (22%) for short-tail lines and $4 million (20%) for other liability, and decreased by $5 million (21%) for workers' compensation, $2 million (5%) for commercial auto and $3 million (10%) for professional liability. In local currency terms, gross premiums increased 14%.

•
Reinsurance-Global gross premiums decreased 18% to $156 million in 2014 from $190 million in 2013, as we faced increasingly competitive conditions. Gross premiums written decreased $18 million (15%) for casualty lines and $16 million (24%) for property lines.

Net premiums written were $1,490 million in 2014, an increase of 11% from $1,342 million in 2013. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2014 and 17% in 2013. The decrease in the percentage of business ceded was due to changes in reinsurance terms and costs.
Premiums earned increased 11% to $1,418 million in 2014 from $1,283 million in 2013. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect recent rate increases will be earned over the upcoming quarters. Premiums earned in 2014 are related to business written during both 2014 and 2013. Audit premiums were $29 million in both 2014 and 2013.

Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2014 and 2013:

	Amount		Average Annualized Yield
(In thousands)	2014	2013	2014	2013
Fixed maturity securities, including cash and cash equivalents and loans receivable	$107,760	$111,203	3.3%	3.6%
Investment funds	22,356	22,576	9.1	11.2
Arbitrage trading account	6,942	4,990	4.6	3.5
Real estate	3,063	3,116	1.9	2.1
Equity securities available for sale	2,103	3,634	4.4	4.4
Gross investment income	142,224	145,519	3.7	4.0
Investment expenses	(3,495)	(1,782)
Total	$138,729	$143,737	3.6	3.9
Net investment income decreased 3% to $139 million in 2014 from $144 million in 2013 due to an decrease in income from fixed maturity securities, due to the lower interest rate environment and to a shorter portfolio duration. The average annualized yield for fixed maturity securities declined from 3.6% to 3.3% due to lower long-term reinvestment yields available in the market. Average invested assets, at cost (including cash and cash equivalents) were $15.3 billion in 2014 and $14.7 billion in 2013.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $27 million in 2014, down from $28 million in 2013.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $109 million in 2014 compared with $33 million in 2013. The gains in 2014 were primarily related to the sale of a commercial office building in London, England, which generated a gain of $86 million.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $104 million in 2014 from $84 million in 2013 primarily due to higher aircraft and aircraft parts sales.
Losses and Loss Expenses. Losses and loss expenses increased to $868 million in 2014 from $805 million in 2013. The consolidated loss ratio was 61.2% in 2014 and 62.8% in 2013. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $40 million in 2014 compared with $34 million in 2013, an increase of 0.1 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $24 million in 2014 compared with $18 million in 2013, a difference of 0.2 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.5 points to 60.1% in 2014 from 61.6% in 2013. A summary of loss ratios in 2014 compared with 2013 by business segment follows:

•
Insurance-Domestic - The loss ratio of 60.9% in 2014 was 2.0 points lower than the loss ratio of 62.9% in 2013. Catastrophe losses were $38 million in 2014 compared with $26 million in 2013. Favorable prior year reserve development was $26 million in 2014 compared with $24 million in 2013. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.7 points to 59.8% in 2014 from 62.5% in 2013.

•
Insurance-International - The loss ratio of 60.7% in 2014 was 0.3 points lower than the loss ratio of 61.0% in 2013. Catastrophe losses were $1 million in 2014 compared with $3 million in 2013, an decrease of 1.6 loss ratio points. Adverse prior year reserve development was $3 million in 2014 compared with $6 million in 2013, a difference of 1.6 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 2.9 points to 59.3% in 2014 from 56.4% in 2013.

•
Reinsurance-Global - The loss ratio of 63.4% in 2014 was 0.5 points lower than the loss ratio of 63.9% in 2013. Catastrophe losses were $1 million in 2014 compared with $5 million in 2013 a difference of 1.7 loss ratio points.

Adverse prior year reserve development was $1 million in 2014 compared with none in 2013. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.2 points to 62.8% in 2014 from 61.6% in 2013.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2014	2013
Underwriting expenses	$470,296	$433,271
Service expenses	23,607	23,136
Debt extinguishment costs	—	6,709
Net foreign currency (gains) losses	1,993	(6,718)
Other costs and expenses	38,254	37,888
Total	$534,150	$494,286
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 9% compared with an increase in net premiums earned of 11%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.2% in 2014, down from 33.8% in 2013, primarily due to the higher overall premiums and to the impact of expense reductions for the reinsurance segment. We expect our expense ratio to further improve if insurance prices continue to increase at current levels.
Service expenses, which represent the costs associated with the fee-based businesses, were $24 million in 2014 and $23 million 2013.
Foreign currency gains and losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $2 million in 2014, and net foreign currency gains were $7 million in 2013.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses were $38 million in 2014 and 2013.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $101 million in 2014 compared to $81 million in 2013.
Interest Expense. Interest expense was $30 million in 2014 compared with $31 million in 2013. In May 2013, the Company issued $350 million of 5.625% subordinated debentures due 2053 and prepaid $250 million of 6.750% subordinated debentures that were due in 2045.
Income Taxes. The effective income tax rate was 32% in 2014 compared to 27% in 2013. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. As a result of higher income from underwriting activities and from realized gains, tax exempt investment income comprised a lower portion of the 2014 pre-tax income. Therefore, tax-exempt income had a lesser impact on the effective tax rate for 2014 compared with 2013.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.1 years at June 30, 2014 down from 3.3 years at December 31, 2013. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2014 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$867,127	5.7%
State and municipal:
Special revenue	2,219,350	14.5
State general obligation	715,219	4.7
Pre-refunded (1)	604,868	4.0
Corporate backed	443,660	2.9
Local general obligation	308,599	2.0
Total state and municipal	4,291,696	28.1
Mortgage-backed securities:
Agency	1,005,318	6.6
Residential-Prime	163,031	1.1
Residential-Alt A	82,798	0.5
Commercial	80,387	0.5
Total mortgage-backed securities	1,331,534	8.7
Corporate:
Industrial	1,564,582	10.2
Asset-backed	1,608,080	10.5
Financial	1,164,931	7.6
Utilities	194,196	1.3
Other	97,533	0.6
Total corporate	4,629,322	30.2
Foreign government and foreign government agencies	968,376	6.5
Total fixed maturity securities	12,088,055	79.2
Equity securities
Common stocks	103,527	0.7
Preferred stocks	153,532	1.0
Total equity securities	257,059	1.7

Investment funds	984,836	6.5
Real estate	530,239	3.5
Arbitrage trading account	732,279	4.8
Loans receivable	655,691	4.3
Total investments	$15,248,159	100.0%

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
At June 30, 2014, investments in foreign government fixed maturity securities were as follows:

(In thousands)	Carrying Value
Australia	$258,187
United Kingdom	188,303
Canada	171,353
Argentina	114,038
Brazil	68,431
Germany	66,485
Norway	52,320
Supranational (1)	39,105
Singapore	6,768
Uruguay	3,386
Total	$968,376
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter- American Development Bank.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At June 30, 2014, the carrying value of investment funds was $985 million, including investments in real estate funds of $280 million and investments in energy funds of $160 million.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2014, the primary real estate properties are three office buildings under development and a ground lease. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $656 million and an aggregate fair value of $659 million at June 30, 2014, which amounts include a $270 million bridge loan that was repaid in July 2014. Amortized cost of these loans is net of a valuation allowance of $3 million as of June 30, 2014. These loans (other then such repaid bridge loan) earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The loans are secured by commercial real estate located primarily in Arizona, California, Hawaii, Illinois, New York, North Carolina and Texas.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.1 years at June 30, 2014 down from 3.3 years at December 31, 2013. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities decreased to $255 million in the first six months of 2014 from $314 million in the comparable period in 2013.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 79% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2014. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At June 30, 2014, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $2,037 million and a face amount of $2,058 million. The maturities of the outstanding debt are $4 million in 2014, $241 million in 2015, $34 million in 2016, $450 million in 2019, $300 million in 2020, $427 million in 2022, $1 million in 2023, $1 million in 2029, $250 million in 2037 and $350 million in 2053.

On August 6, 2014, the Company issued $350 million of 4.75% senior notes due 2044. Net proceeds from this offering will be used for the repayment at maturity of $200 million of the Company's 5.60% senior notes due on May 15, 2015, and the remainder will be used for general corporate purposes.
Equity. At June 30, 2014, total common stockholders’ equity was $4.6 billion, common shares outstanding were approximately 128 million and stockholders’ equity per outstanding share was $36.20. During the first six months of 2014, the Company repurchased 4,908,701 shares of its common stock for $197 million.
Total Capital. Total capitalization (equity, debt and junior subordinated debentures) was $6.7 billion at June 30, 2014. The percentage of the Company’s capital attributable to debt and junior subordinated debentures was 31% at June 30, 2014 and 32% at December 31, 2013.

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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.
Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2014 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2014	—	$—	—	8,194,398
May 2014	—	—	—	8,194,398
June 2014	100,514	45.62	100,514	8,093,884

Item 6. Exhibits

Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	August 7, 2014	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	August 7, 2014	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer