Form 10-Q
period 2014-09-30
BERKLEY W R CORP
filed 2014-11-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of October 31, 2014: 126,909,538

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$12,397,756	$11,616,844
Equity securities	222,024	283,338
Arbitrage trading account	918,223	522,128
Investment funds	1,020,132	1,067,495
Loans receivable	343,300	343,583
Real estate	703,994	715,242
Total investments	15,605,429	14,548,630
Cash and cash equivalents	1,342,285	839,738
Premiums and fees receivable	1,681,674	1,557,480
Due from reinsurers	1,452,393	1,533,103
Accrued investment income	138,904	118,329
Prepaid reinsurance premiums	418,081	367,803
Deferred policy acquisition costs	492,500	452,101
Property, furniture and equipment	333,938	339,448
Federal and foreign income taxes	—	44,857
Goodwill	103,337	110,146
Trading account receivables from brokers and clearing organizations	—	304,936
Other assets	529,056	335,225
Total assets	$22,097,597	$20,551,796

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,314,265	$10,080,941
Unearned premiums	3,111,013	2,781,437
Due to reinsurers	255,430	276,755
Trading account securities sold but not yet purchased	159,537	162,278
Trading account payable to brokers and clearing organizations	95,681	—
Federal and foreign income taxes	17,618	—
Other liabilities	938,554	848,749
Junior subordinated debentures	339,995	339,800
Senior notes and other debt	2,122,030	1,692,442
Total liabilities	17,354,123	16,182,402
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 126,907,538 and 132,233,167 shares, respectively	47,024	47,024
Additional paid-in capital	982,104	967,440
Retained earnings	5,762,406	5,265,015
Accumulated other comprehensive income	273,545	189,391
Treasury stock, at cost, 108,210,380 and 102,884,751 shares, respectively	(2,356,176)	(2,132,835)
Total stockholders’ equity	4,708,903	4,336,035
Noncontrolling interests	34,571	33,359
Total equity	4,743,474	4,369,394
Total liabilities and equity	$22,097,597	$20,551,796

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
REVENUES:
Net premiums written	$1,525,382	$1,423,625	$4,541,038	$4,142,489
Change in net unearned premiums	(64,578)	(94,763)	(298,977)	(298,993)
Net premiums earned	1,460,804	1,328,862	4,242,061	3,843,496
Net investment income	179,225	125,634	486,665	405,300
Insurance service fees	26,345	26,121	81,970	80,509
Net investment gains	72,258	43,869	234,180	96,896
Revenues from wholly-owned investees	101,568	109,390	298,693	284,900
Other income	405	248	931	754
Total revenues	1,840,605	1,634,124	5,344,500	4,711,855
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	887,123	798,276	2,576,996	2,348,425
Other operating costs and expenses	544,303	504,096	1,593,619	1,479,986
Expenses from wholly-owned investees	97,797	103,170	290,823	273,615
Interest expense	32,929	30,349	93,570	92,667
Total operating costs and expenses	1,562,152	1,435,891	4,555,008	4,194,693
Income before income taxes	278,453	198,233	789,492	517,162
Income tax expense	(89,662)	(60,045)	(250,840)	(147,249)
Net income before noncontrolling interests	188,791	138,188	538,652	369,913
Noncontrolling interests	(252)	(1,214)	(479)	(367)
Net income to common stockholders	$188,539	$136,974	$538,173	$369,546

NET INCOME PER SHARE:
Basic	$1.48	$1.01	$4.20	$2.72
Diluted	$1.42	$0.97	$4.02	$2.62

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net income before noncontrolling interests	$188,791	$138,188	$538,652	$369,913
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	(49,380)	44,328	(28,590)	(25,451)
Change in unrealized investment gains (losses), net of taxes	(12,912)	(38,879)	108,232	(228,129)
Change in net pension asset, net of taxes	2,020	1,814	4,631	5,442
Other comprehensive income (loss)	(60,272)	7,263	84,273	(248,138)
Comprehensive income	128,519	145,451	622,925	121,775
Comprehensive (income) to the noncontrolling interest	(334)	(1,223)	(598)	(381)
Comprehensive income to common stockholders	$128,185	$144,228	$622,327	$121,394

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Nine Months
	Ended September 30,
	2014	2013
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$967,440	$945,166
Options exercised and restricted stock units issued, net of tax	(6,383)	(1,428)
Restricted stock units expensed	20,456	17,031
Stock issued to directors	591	535
End of period	$982,104	$961,304
RETAINED EARNINGS:
Beginning of period	$5,265,015	$4,817,807
Net income to common stockholders	538,173	369,546
Dividends	(40,782)	(39,336)
End of period	$5,762,406	$5,148,017
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$256,566	$517,658
Unrealized gains (losses) on securities not other-than-temporarily impaired	107,501	(228,677)
Unrealized gains on other-than-temporarily impaired securities	612	534
End of period	364,679	289,515
Currency translation adjustments:
Beginning of period	(60,524)	(36,676)
Net change in period	(28,590)	(25,451)
End of period	(89,114)	(62,127)
Net pension asset:
Beginning of period	(6,651)	(15,351)
Net change in period	4,631	5,442
End of period	(2,020)	(9,909)
Total accumulated other comprehensive income	$273,545	$217,479
TREASURY STOCK:
Beginning of period	$(2,132,835)	$(1,969,411)
Stock exercised/vested	6,384	1,434
Stock repurchased	(230,319)	(39,370)
Stock issued to directors	594	597
End of period	$(2,356,176)	$(2,006,750)
NONCONTROLLING INTERESTS:
Beginning of period	$33,359	$29,249
Contributions	614	(1,406)
Net income	479	367
Other comprehensive income, net of tax	119	14
End of period	$34,571	$28,224
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months
	Ended September 30,
	2014	2013
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$538,173	$369,546
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(234,180)	(96,896)
Depreciation and amortization	63,415	80,049
Noncontrolling interests	479	367
Investment funds	(150,502)	(48,299)
Stock incentive plans	21,549	18,163
Change in:
Arbitrage trading account	1,781	(249)
Premiums and fees receivable	(125,319)	(161,660)
Reinsurance accounts	12,967	(168,863)
Deferred policy acquisition costs	(44,087)	(51,629)
Income taxes	11,092	(25,396)
Reserves for losses and loss expenses	277,542	341,266
Unearned premiums	345,521	363,354
Other	(143,645)	6,942
Net cash from operating activities	574,786	626,695
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	546,970	891,357
Proceeds from sale of equity securities	109,928	222,396
Distributions from (contributions to) investment funds	285,233	(57,812)
Proceeds from maturities and prepayments of fixed maturity securities	1,887,252	2,244,665
Purchase of fixed maturity securities	(3,098,477)	(3,198,204)
Purchase of equity securities	(28,606)	(184,829)
Additions to real estate	(253,007)	(47,279)
Proceeds from sale of real estate	343,723	—
Change in loans receivable	320	(99,356)
Net additions to property, furniture and equipment	(30,797)	(49,425)
Change in balances due to security brokers	68,411	(37,554)
Cash distributed in connection with business disposition	15,612	(21,408)
Payment for business purchased, net of cash acquired	(65,423)	(38,556)
Net cash used in investing activities	(218,861)	(376,005)
CASH USED IN (FROM) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(1,829)	(463,600)
Net proceeds from issuance of debt	431,409	349,423
Cash dividends to common stockholders	(40,784)	(39,336)
Purchase of common treasury shares	(236,703)	(39,370)
Other, net	915	7,341
Net cash used in (from) financing activities	153,008	(185,542)
Net impact on cash due to change in foreign exchange rates	(6,386)	(4,492)
Net change in cash and cash equivalents	502,547	60,656
Cash and cash equivalents at beginning of year	839,738	905,670
Cash and cash equivalents at end of period	$1,342,285	$966,326
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Basic	127,165	135,268	128,225	135,726
Diluted	133,001	140,758	133,886	141,095

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

(4) Acquisitions/Dispositions

In 2014, the Company acquired a specialty property and casualty insurance distribution company for $83 million. The fair values of the assets acquired and liabilities assumed have been estimated based on a preliminary valuation. The fair values of the assets and liabilities will be adjusted, as needed, following completion of a final valuation.
In 2012, the Company acquired a 49% interest in a worldwide supplier of after-market original equipment manufacturer (OEM) parts, systems and custom logistic support services for military aircraft operations for $43 million. In 2013, the Company acquired the remaining 51% of this business for $43 million. The estimated useful lives of the intangible assets acquired range from 2 years to 15 years, with approximately $3 million having an indefinite life.
In 2014, the Company sold an aviation-related business for $16 million. The business had a net carrying value of $15 million.
The following table summarizes the estimated fair value of net assets acquired and liabilities assumed for business combinations completed in 2014 and 2013:

	September 30,	December 31,
(In thousands)	2014	2013

Cash and cash equivalents	$17,456	$3,911
Real estate, furniture and equipment	669	898
Goodwill and other intangibles assets	77,967	64,464
Premium and service fee receivable	20,178	—
Other assets	—	60,661
Total assets acquired	116,270	129,934
Debt	—	(27,612)
Other liabilities assumed	(33,391)	(17,076)
Net assets acquired	$82,879	$85,246

(5) Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
As of and for the nine months ended September 30, 2014:
Changes in AOCI
Beginning of period	$256,566		$(60,524)	$(6,651)		$189,391
Other comprehensive income (loss) before reclassifications	143,388		(28,590)	—		114,798
Amounts reclassified from AOCI	(35,156)		—	4,631		(30,525)
Other comprehensive income (loss)	108,232		(28,590)	4,631		84,273
Unrealized investment gain (loss) related to non-controlling interest	(119)		—	—		(119)
End of period	$364,679		$(89,114)	$(2,020)		$273,545
Amounts reclassified from AOCI
Pre-tax	$(54,086)	(1)	$—	$7,125	(2)	$(46,961)
Tax effect (3)	18,930		—	(2,494)		16,436
After-tax amounts reclassified	$(35,156)		$—	$4,631		$(30,525)
Other comprehensive income (loss)
Pre-tax	$163,651		$(28,590)	$7,125		$142,186
Tax effect	(55,419)		—	(2,494)		(57,913)
Other comprehensive income (loss)	$108,232		$(28,590)	$4,631		$84,273

As of and for the three months ended September 30, 2014:
Changes in AOCI
Beginning of period	$377,673		$(39,734)	$(4,040)		$333,899
Other comprehensive income (loss) before reclassifications	3,099		(49,380)	—		(46,281)
Amounts reclassified from AOCI	(16,011)		—	2,020		(13,991)
Other comprehensive income (loss)	(12,912)		(49,380)	2,020		(60,272)
Unrealized investment gain (loss) related to non-controlling interest	(82)		—	—		(82)
End of period	$364,679		$(89,114)	$(2,020)		$273,545
Amounts reclassified from AOCI
Pre-tax	$(24,632)	(1)	$—	$3,108	(2)	$(21,524)
Tax effect (3)	8,621		—	(1,088)		7,533
After-tax amounts reclassified	$(16,011)		$—	$2,020		$(13,991)
Other comprehensive income (loss)
Pre-tax	$(25,029)		$(49,380)	$3,108		$(71,301)
Tax effect	12,117		—	(1,088)		11,029
Other comprehensive income (loss)	$(12,912)		$(49,380)	$2,020		$(60,272)

	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
(In thousands)
As of and for the nine months ended September 30, 2013:
Changes in AOCI
Beginning of period	$517,658		$(36,676)	$(15,351)		$465,631
Other comprehensive income (loss) before reclassifications	(172,276)		(25,451)	—		(197,727)
Amounts reclassified from AOCI	(55,853)		—	5,442		(50,411)
Other comprehensive income (loss)	(228,129)		(25,451)	5,442		(248,138)
Unrealized investment gain related to non-controlling interest	(14)		—	—		(14)
End of period	$289,515		$(62,127)	$(9,909)		$217,479
Amounts reclassified from AOCI
Pre-tax	$(85,928)	(1)	$—	$8,372	(2)	$(77,556)
Tax effect (3)	30,075		—	(2,930)		27,145
After-tax amounts reclassified	$(55,853)		$—	$5,442		$(50,411)
Other comprehensive income (loss)
Pre-tax	$(350,968)		$(25,451)	$8,372		$(368,047)
Tax effect	122,839		—	(2,930)		119,909
Other comprehensive income (loss)	$(228,129)		$(25,451)	$5,442		$(248,138)

As of and for the three months ended September 30, 2013:
Changes in AOCI
Beginning of period	$328,403		$(106,455)	$(11,723)		$210,225
Other comprehensive income (loss) before reclassifications	(10,331)		44,328	—		33,997
Amounts reclassified from AOCI	(28,548)		—	1,814		(26,734)
Other comprehensive income (loss)	(38,879)		44,328	1,814		7,263
Unrealized investment gain related to non-controlling interest	(9)		—	—		(9)
End of period	$289,515		$(62,127)	$(9,909)		$217,479
Amounts reclassified from AOCI
Pre-tax	$(43,920)	(1)	$—	$2,790	(2)	$(41,130)
Tax effect (3)	15,372		—	(976)		14,396
After-tax amounts reclassified	$(28,548)		$—	$1,814		$(26,734)
Other comprehensive income (loss)
Pre-tax	$(59,814)		$44,328	$2,790		$(12,696)
Tax effect	20,935		—	(976)		19,959
Other comprehensive income (loss)	$(38,879)		$44,328	$1,814		$7,263
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Other operating costs and expenses in the consolidated statements of income.
(3) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $108,688,000 and $114,026,000 and income taxes paid were $238,030,000 and $176,632,000 in the nine months ended September 30, 2014 and 2013, respectively.

(7) Investments in Fixed Maturity Securities
At September 30, 2014 and December 31, 2013, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2014
Held to maturity:
State and municipal	$71,897	$16,991	$—	$88,888	$71,897
Residential mortgage-backed	24,300	2,901	—	27,201	24,300
Corporate	4,999	368	—	5,367	4,999
Total held to maturity	101,196	20,260	—	121,456	101,196
Available for sale:
U.S. government and government agency	787,967	30,296	(5,229)	813,034	813,034
State and municipal	3,958,141	226,746	(4,819)	4,180,068	4,180,068
Mortgage-backed securities:
Residential (1)	1,209,068	26,100	(14,209)	1,220,959	1,220,959
Commercial	76,993	976	(83)	77,886	77,886
Corporate	4,866,983	191,727	(17,008)	5,041,702	5,041,702
Foreign	880,959	95,159	(13,207)	962,911	962,911
Total available for sale	11,780,111	571,004	(54,555)	12,296,560	12,296,560
Total investments in fixed maturity securities	$11,881,307	$591,264	$(54,555)	$12,418,016	$12,397,756
December 31, 2013
Held to maturity:
State and municipal	$68,929	$11,172	$—	$80,101	$68,929
Residential mortgage-backed	27,393	3,311	—	30,704	27,393
Corporate	4,998	417	—	5,415	4,998
Total held to maturity	101,320	14,900	—	116,220	101,320
Available for sale:
U.S. government and government agency	858,319	34,522	(7,982)	884,859	884,859
State and municipal	4,085,791	162,330	(29,837)	4,218,284	4,218,284
Mortgage-backed securities:
Residential (1)	1,248,693	25,895	(25,941)	1,248,647	1,248,647
Commercial	76,454	5,670	(988)	81,136	81,136
Corporate	4,076,585	156,256	(30,100)	4,202,741	4,202,741
Foreign	844,469	51,674	(16,286)	879,857	879,857
Total available for sale	11,190,311	436,347	(111,134)	11,515,524	11,515,524
Total investments in fixed maturity securities	$11,291,631	$451,247	$(111,134)	$11,631,744	$11,616,844
________________

(1)
Gross unrealized losses for residential mortgage-backed securities include $1,020,000 and $1,961,000 as of September 30, 2014 and December 31, 2013, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$889,062	$900,273
Due after one year through five years	4,052,836	4,268,705
Due after five years through ten years	3,105,077	3,288,731
Due after ten years	2,523,971	2,634,261
Mortgage-backed securities	1,310,361	1,326,046
Total	$11,881,307	$12,418,016
At September 30, 2014, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(8) Investments in Equity Securities
At September 30, 2014 and December 31, 2013, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2014
Common stocks	$68,762	$11,742	$(531)	$79,973	$79,973
Preferred stocks	92,767	52,463	(3,179)	142,051	142,051
Total	$161,529	$64,205	$(3,710)	$222,024	$222,024
December 31, 2013
Common stocks	$118,536	$42,239	$—	$160,775	$160,775
Preferred stocks	85,091	43,791	(6,319)	122,563	122,563
Total	$203,627	$86,030	$(6,319)	$283,338	$283,338

(9) Arbitrage Trading Account
At September 30, 2014 and December 31, 2013, the carrying value of the arbitrage trading account was $918 million and $522 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general financial market conditions.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$117,289	$104,033	$331,947	$333,072
Investment funds	59,077	5,492	135,232	45,248
Arbitrage trading account	47	11,738	12,508	14,265
Equity securities available for sale	1,369	3,192	5,418	9,073
Real estate	3,042	3,086	9,207	9,343
Gross investment income	180,824	127,541	494,312	411,001
Investment expense	(1,599)	(1,907)	(7,647)	(5,701)
Net investment income	$179,225	$125,634	$486,665	$405,300

(11) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Real estate	$282,431	$378,435	$24,341	$5,777
Energy	159,857	155,026	18,136	25,959
Arbitrage	286,845	271,575	15,270	3,050
Other	290,999	262,459	77,485	10,462
Total	$1,020,132	$1,067,495	$135,232	$45,248

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2014	2013
Properties in operation	$196,884	$283,393
Properties under development	507,110	431,849
Total	$703,994	$715,242

Included in properties in operation are a long-term ground lease in Washington, D.C. and an office building in West Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $68,000 and $17,827,000 as of September 30, 2014 and December 31, 2013, respectively. Related depreciation expense was $3,228,000 and $5,111,000 for the nine months ended September 30, 2014 and 2013, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $2,820,000 in 2014, $11,360,000 in 2015, $11,379,000 in 2016, $11,420,000 in 2017, $10,750,000 in 2018 and $343,903,000 thereafter.

The properties under development are an office building in London, a mixed-use project in Washington, D.C. and an office complex in New York City.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Amortized cost:
Real estate loans	$259,522	$282,357
Commercial loans	83,778	61,226
Total	$343,300	$343,583

Fair value:
Real estate loans	$261,342	$284,017
Commercial loans	85,280	62,729
Total	$346,622	$346,746

Valuation allowance:
Specific	$115	$—
General	2,427	2,087
Total	$2,542	$2,087

	For the Three Months
	Ended September 30,
	2014	2013
Increase (decrease) in valuation allowance	$(24)	$72
Loans receivable charged off	—	—

	For the Nine Months
	Ended September 30,
	2014	2013
Increase in valuation allowance	$455	$137
Loans receivable charged off	—	—
Loans receivable in non-accrual status as of September 30, 2014 were $15.2 million resulting from the transfer of such loans to held-for-sale. There were no loans receivable in non-accrual status as of December 31, 2013.
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
Real estate loans are secured by commercial real estate primarily located in Arizona, California, Hawaii, Illinois, New York, North Carolina, Texas and Virginia. Real estate loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
The Company utilizes an internal risk rating system to assign a risk to each of its real estate loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the Company’s position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, none of the real estate loans were considered to be impaired at September 30, 2014, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Realized investment gains (losses):
Fixed maturity securities:
Gains	$13,803	$19,500	$17,263	$39,643
Losses	(2,208)	(739)	(3,727)	(12,205)
Equity securities available for sale	9,729	25,158	39,310	58,489
Investment funds	50,919	(34)	95,675	11,003
Real estate	15	—	85,659	—
Other	—	(16)	—	(34)
Total	72,258	43,869	234,180	96,896
Income tax expense	(25,290)	(15,355)	(81,963)	(33,914)
Total after-tax realized investment gains	$46,968	$28,514	$152,217	$62,982

Change in unrealized investment gains (losses):
Fixed maturity securities	$10,722	$(46,004)	$190,242	$(339,384)
Previously impaired fixed maturity securities	188	299	941	821
Equity securities available for sale	(27,548)	(13,984)	(19,215)	(5,614)
Investment funds	(8,391)	3,926	(8,317)	(5,248)
Total change in unrealized investment gains (losses)	(25,029)	(55,763)	163,651	(349,425)
Income tax benefit (expense)	12,117	16,884	(55,419)	121,296
Noncontrolling interests	(82)	(9)	(119)	(14)
Total after-tax unrealized gains (losses)	$(12,994)	$(38,888)	$108,113	$(228,143)

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at September 30, 2014 and December 31, 2013 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2014
U.S. government and government agency	$131,471	$1,411	$85,253	$3,818	$216,724	$5,229
State and municipal	111,019	743	175,757	4,076	286,776	4,819
Mortgage-backed securities	182,774	1,481	295,503	12,811	478,277	14,292
Corporate	1,068,868	3,983	269,171	13,025	1,338,039	17,008
Foreign	82,459	3,154	120,708	10,053	203,167	13,207
Fixed maturity securities	1,576,591	10,772	946,392	43,783	2,522,983	54,555
Common stocks	10,813	531	—	—	10,813	531
Preferred stocks	3,005	40	22,535	3,139	25,540	3,179
Equity securities	13,818	571	22,535	3,139	36,353	3,710
Total	$1,590,409	$11,343	$968,927	$46,922	$2,559,336	$58,265

December 31, 2013
U.S. government and government agency	$260,882	$7,927	$2,163	$55	$263,045	$7,982
State and municipal	899,613	24,503	87,345	5,334	986,958	29,837
Mortgage-backed securities	578,603	17,964	140,648	8,965	719,251	26,929
Corporate	1,013,373	17,066	105,074	13,034	1,118,447	30,100
Foreign	320,215	16,286	—	—	320,215	16,286
Fixed maturity securities	3,072,686	83,746	335,230	27,388	3,407,916	111,134
Common stocks	—	—	—	—	—	—
Preferred stocks	13,291	513	19,868	5,806	33,159	6,319
Equity securities	13,291	513	19,868	5,806	33,159	6,319
Total	$3,085,977	$84,259	$355,098	$33,194	$3,441,075	$117,453
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2014 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	9	$42,230	$1,611
Corporate	9	27,494	647
Foreign	—	—	—
Total	18	$69,724	$2,258

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the nine months ended September 30, 2014 and 2013, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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
Preferred Stocks – At September 30, 2014, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $26 million and a gross unrealized loss of $3 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of September 30, 2014 and December 31, 2013 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$813,034	$—	$813,034	$—
State and municipal	4,180,068	—	4,180,068	—
Mortgage-backed securities	1,298,845	—	1,298,845	—
Corporate	5,041,702	—	5,017,702	24,000
Foreign government	962,911	—	962,911	—
Total fixed maturity securities available for sale	12,296,560	—	12,272,560	24,000
Equity securities available for sale:
Common stocks	79,973	68,852	—	11,121
Preferred stocks	142,051	—	138,313	3,738
Total equity securities available for sale	222,024	68,852	138,313	14,859
Arbitrage trading account	918,223	237,310	676,896	4,017
Total	$13,436,807	$306,162	$13,087,769	$42,876
Liabilities:
Securities sold but not yet purchased	$159,537	$159,501	$5	$31
December 31, 2013
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$884,859	$—	$884,859	$—
State and municipal	4,218,284	—	4,218,284	—
Mortgage-backed securities	1,329,783	—	1,329,783	—
Corporate	4,202,741	—	4,159,877	42,864
Foreign government	879,857	—	879,857	—
Total fixed maturity securities available for sale	11,515,524	—	11,472,660	42,864
Equity securities available for sale:
Common stocks	160,775	159,537	—	1,238
Preferred stocks	122,563	—	118,811	3,752
Total equity securities available for sale	283,338	159,537	118,811	4,990
Arbitrage trading account	522,128	192,281	328,067	1,780
Total	$12,320,990	$351,818	$11,919,538	$49,634
Liabilities:
Securities sold but not yet purchased	$162,278	$162,126	$152	$—
There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2014 or during the year ended December 31, 2013.

The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

		Gains (Losses) Included in
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	(Sales)	Maturities	Transfer in (out)	Ending Balance
Nine months ended September 30, 2014:
Assets:
Fixed maturities available for sale:
Corporate	$42,864	$49	$(1,146)	$84	$(15,244)	$(2,607)	$—	$24,000
Total	42,864	49	(1,146)	84	(15,244)	(2,607)	—	24,000
Equity securities available for sale:
Common stocks	1,238	—	(531)	11,343	(929)	—	—	11,121
Preferred stocks	3,752	8	—	3,430	(3,452)	—	—	3,738
Total	4,990	8	(531)	14,773	(4,381)	—	—	14,859
Arbitrage trading account	1,780	2,294	—	4,942	(14,063)	—	9,064	4,017
Total	$49,634	$2,351	$(1,677)	$19,799	$(33,688)	$(2,607)	$9,064	$42,876

Liabilities:
Securities sold but not yet purchased	$—	$—	$—	$31	$—	$—	$—	$31

Year ended December 31, 2013:
Assets:
Fixed maturities available for sale:
Corporate	$59,065	$677	$309	$170	$(4,753)	$(12,604)	$—	$42,864
Total	59,065	677	309	170	(4,753)	(12,604)	—	42,864
Equity securities available for sale:
Common stocks	1,408	—	—	—	(170)	—	—	1,238
Preferred stocks	621	(299)	—	3,430	—	—	—	3,752
Total	2,029	(299)	—	3,430	(170)	—	—	4,990
Arbitrage trading account	928	1,458	730	824	(853)	—	(1,307)	1,780
Total	$62,022	$1,836	$1,039	$4,424	$(5,776)	$(12,604)	$(1,307)	$49,634

Liabilities:
Securities sold but not yet purchased	$20	$(4)	$—	$4	$(20)	$—	$—	$—
During the nine months ended September 30, 2014, two securities were transferred into Level 3 where the quoted prices were no longer available. One of these securities was sold during the second quarter of 2014. There were no significant transfers in or out of Level 3 during the year ended December 31, 2013.

(17) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Written premiums:
Direct	$1,553,493	$1,415,775	$4,699,319	$4,221,370
Assumed	225,863	251,331	657,704	695,293
Ceded	(253,974)	(243,481)	(815,985)	(774,174)
Total net premiums written	$1,525,382	$1,423,625	$4,541,038	$4,142,489

Earned premiums:
Direct	$1,505,738	$1,351,542	$4,336,463	$3,893,806
Assumed	216,889	226,530	667,566	658,063
Ceded	(261,823)	(249,210)	(761,968)	(708,373)
Total net premiums earned	$1,460,804	$1,328,862	$4,242,061	$3,843,496

Ceded losses incurred	$128,903	$186,504	$319,156	$439,415
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $2 million as of September 30, 2014 and $1 million as of December 31, 2013.

(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$12,397,756	$12,418,016	$11,616,844	$11,631,744
Equity securities available for sale	222,024	222,024	283,338	283,338
Arbitrage trading account	918,223	918,223	522,128	522,128
Loans receivable	343,300	346,622	343,583	346,746
Cash and cash equivalents	1,342,285	1,342,285	839,738	839,738
Trading account receivables from brokers and clearing organizations	—	—	304,936	304,936
Due from broker	—	—	17,735	17,735
Liabilities:
Due to broker	58,926	58,926	8,273	8,273
Trading account payable to brokers and clearing organizations	95,681	95,681	—	—
Trading account securities sold but not yet purchased	159,537	159,537	162,278	162,278
Junior subordinated debentures	339,995	326,480	339,800	288,540
Senior notes and other debt	2,122,030	2,341,816	1,692,442	1,861,898
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

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $20 million and $16 million for the nine months ended September 30, 2014 and 2013, respectively. A summary of RSUs issued in the nine months ended September 30, 2014 and 2013 follows:

($ in thousands)	Units	Fair Value
Nine months ended September 30,
2014	1,135,900	$50,791
2013	93,150	$3,957

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

Summary financial information about the Company's business segments is presented in the following tables:

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2014:
Insurance-Domestic	$1,093,554	$125,792	$26,408	$1,245,754	$228,359	$154,718
Insurance-International	205,529	19,957	—	225,486	12,603	9,217
Reinsurance-Global	161,721	26,916	—	188,637	29,005	20,207
Corporate and eliminations (1)	—	6,560	101,910	108,470	(63,772)	(42,571)
Net investment gains	—	—	72,258	72,258	72,258	46,968
Total	$1,460,804	$179,225	$200,576	$1,840,605	$278,453	$188,539
Three months ended September 30, 2013:
Insurance-Domestic	$958,994	$94,071	$26,125	$1,079,190	$172,177	$118,183
Insurance-International	189,054	11,151	—	200,205	16,129	11,225
Reinsurance-Global	180,814	20,121	—	200,935	24,559	17,300
Corporate and eliminations (1)	—	291	109,634	109,925	(58,501)	(38,248)
Net investment gains	—	—	43,869	43,869	43,869	28,514
Total	$1,328,862	$125,634	$179,628	$1,634,124	$198,233	$136,974
Nine months ended September 30, 2014:
Insurance-Domestic	$3,138,806	$347,002	$82,159	$3,567,967	$607,399	$414,588
Insurance-International	592,721	47,885	—	640,606	41,860	29,938
Reinsurance-Global	510,534	72,102	—	582,636	86,945	60,624
Corporate and eliminations (1)	—	19,676	299,435	319,111	(180,892)	(119,194)
Net investment gains	—	—	234,180	234,180	234,180	152,217
Total	$4,242,061	$486,665	$615,774	$5,344,500	$789,492	$538,173
Nine months ended September 30, 2013:
Insurance-Domestic	$2,769,369	$299,430	$80,513	$3,149,312	$465,861	$324,069
Insurance-International	540,365	36,383	—	576,748	51,094	35,794
Reinsurance-Global	533,762	65,656	—	599,418	87,252	61,375
Corporate and eliminations (1)	—	3,831	285,650	289,481	(183,941)	(114,674)
Net investment gains	—	—	96,896	96,896	96,896	62,982
Total	$3,843,496	$405,300	$463,059	$4,711,855	$517,162	$369,546

(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable assets by segment are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Insurance-Domestic	$16,074,387	$15,247,807
Insurance-International	1,915,322	1,516,310
Reinsurance-Global	2,801,268	3,103,193
Corporate and eliminations	1,306,620	684,486
Total	$22,097,597	$20,551,796

Net premiums earned by major line of business are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Insurance-Domestic:
Other liability	$368,818	$314,878	$1,070,525	$917,910
Workers’ compensation	291,297	252,220	824,541	722,422
Short-tail lines	222,561	199,181	642,833	570,868
Commercial automobile	134,197	125,942	385,667	361,964
Professional liability	76,681	66,773	215,240	196,205
Total	1,093,554	958,994	3,138,806	2,769,369

Insurance-International:
Other liability	27,705	18,457	70,036	48,745
Workers’ compensation	18,012	20,847	52,578	65,482
Short-tail lines	100,417	92,213	303,119	248,637
Commercial automobile	29,076	30,898	86,318	97,929
Professional liability	30,319	26,639	80,670	79,572
Total	205,529	189,054	592,721	540,365

Reinsurance-Global:
Casualty	122,741	128,127	372,894	371,571
Property	38,980	52,687	137,640	162,191
Total	161,721	180,814	510,534	533,762

Total	$1,460,804	$1,328,862	$4,242,061	$3,843,496

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
Our net reserves for losses and loss expenses of approximately $8.9 billion as of September 30, 2014 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.5 billion, or 17%, of the Company’s net loss reserves as of September 30, 2014 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30,	December 31,
	2014	2013
Insurance-Domestic	$6,739,751	$6,493,401
Insurance-International	723,374	592,709
Reinsurance-Global	1,481,552	1,597,687
Net reserves for losses and loss expenses	8,944,677	8,683,797
Ceded reserves for losses and loss expenses	1,369,588	1,397,144
Gross reserves for losses and loss expenses	$10,314,265	$10,080,941
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2014 and December 31, 2013:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2014
Other liability	$1,015,790	$1,810,237	$2,826,027
Workers’ compensation (1)	1,579,865	1,203,554	2,783,419
Professional liability	320,187	432,027	752,214
Commercial automobile	287,668	212,887	500,555
Short-tail lines	330,532	270,378	600,910
Total primary	3,534,042	3,929,083	7,463,125
Reinsurance (1)	604,290	877,262	1,481,552
Total	$4,138,332	$4,806,345	$8,944,677
December 31, 2013
Other liability	$937,168	$1,852,779	$2,789,947
Workers’ compensation (1)	1,462,849	1,206,244	2,669,093
Professional liability	320,579	344,232	664,811
Commercial automobile	267,701	205,404	473,105
Short-tail lines	258,459	230,696	489,155
Total primary	3,246,756	3,839,355	7,086,111
Reinsurance (1)	679,108	918,578	1,597,686
Total	$3,925,864	$4,757,933	$8,683,797

(1) Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $869 million and $837 million as of September 30, 2014 and December 31, 2013, respectively.

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

Net prior year development for each of the nine months ended September 30, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Decrease in prior year loss reserves	$55,219	$74,728
Increase in prior year earned premiums	7,098	—
Net favorable prior year development	$62,317	$74,728

Net favorable prior year development was approximately $62 million in the first nine months of 2014 compared with $75 million in 2013. In 2014, the Insurance - Domestic segment reported favorable reserve development of $72 million, which was partially offset by unfavorable development of $10 million for the Insurance - International segment.
Favorable development in 2014 for the Insurance - Domestic segment was driven primarily by excess and surplus lines casualty business for accident years 2007 through 2013. Reported losses for these years continue to be below our initial expectations at the time the business was written, largely as a result of persistent improvement in claim frequency trends. As these accident years have matured, the weighting of actuarial methods has shifted from methods based on initial expected losses to methods based on actual reported losses. We believe the favorable claim frequency trends during this time period for excess and surplus casualty business is due to changes in the mix of business written and to the general slowdown in the economy. Unfavorable development in 2014 for the Insurance - International segment was driven primarily by professional liability business (accident years 2009-2013) and surety business (accident year 2013) in Europe, which experienced a greater than expected number of large losses.
Reserve Discount - The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate of 2.2%. As of September 30, 2014, the aggregate blended discount rates ranged from 2.1% to 6.5%, with a weighted average discount rate of 4.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $869 million and $837 million as of September 30, 2014 and December 31, 2013, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $78 million and $69 million at September 30, 2014 and December 31, 2013, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of September 30, 2014:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	356	$2,520,448	$53,567
Unrealized loss of 20% or greater of amortized cost:	—	—	—
Twelve months and longer	6	2,535	988
Total	362	$2,522,983	$54,555
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2014 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	9	$42,230	$1,611
Corporate	9	27,494	647
Foreign government	—	—	—
Total	18	$69,724	$2,258

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
Preferred Stocks – At September 30, 2014, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $26 million and a gross unrealized loss of $3 million. Based upon management's view of the underlying value of these securities, the Company does not consider these preferred stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million at September 30, 2014 and $2 million at December 31, 2013.

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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2014:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$10,937,344	88.9%
Syndicate manager	62,747	0.5
Directly by the Company based on:
Observable data	1,272,469	10.4
Cash flow model	24,000	0.2
Total	$12,296,560	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2014, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.

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

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2014 and 2013. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2014	2013
Insurance-Domestic:
Gross premiums written	$4,087,752	$3,620,776
Net premiums written	3,432,803	3,008,429
Net premiums earned	3,138,806	2,769,369
Loss ratio	60.2%	61.6%
Expense ratio	32.0%	32.9%
GAAP combined ratio	92.2%	94.5%
Insurance-International:
Gross premiums written	$747,639	$686,870
Net premiums written	620,025	572,641
Net premiums earned	592,721	540,365
Loss ratio	60.9%	58.8%
Expense ratio	39.9%	38.3%
GAAP combined ratio	100.8%	97.1%
Reinsurance-Global:
Gross premiums written	$521,633	$609,017
Net premiums written	488,210	561,419
Net premiums earned	510,534	533,762
Loss ratio	64.2%	60.9%
Expense ratio	32.9%	35.1%
GAAP combined ratio	97.1%	96.0%
Consolidated:
Gross premiums written	$5,357,024	$4,916,663
Net premiums written	4,541,038	4,142,489
Net premiums earned	4,242,061	3,843,496
Loss ratio	60.7%	61.1%
Expense ratio	33.2%	34.0%
GAAP combined ratio	93.9%	95.1%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2014 and 2013:

(In thousands, except per share data)	2014	2013
Net income to common stockholders	$538,173	$369,546
Weighted average diluted shares	133,886	141,095
Net income per diluted share	$4.02	$2.62
The Company reported net income of $538 million in 2014 compared to $370 million in 2013. The 46% increase in net income was primarily due to increases in after-tax net investment gains of $89 million, after-tax net investment income of $45 million and after-tax underwriting income of $44 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2014 and 2013.
Premiums. Gross premiums written were $5,357 million in 2014, an increase of 9% from $4,917 million in 2013. The growth was due to a combination of rate increases and increased exposures. Average renewal premium rates (adjusted for change in exposures) increased 3.8% in 2014 and 6.9% in 2013. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2014 compared with 2013 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 13% to $4,088 million in 2014 from $3,621 million in 2013. Gross premiums increased $145 million (15%) for workers' compensation, $128 million (11%) for other liability, $101 million (13%) for short-tail lines, $67 million (24%) for professional liability and $26 million (7%) for commercial auto.

•
Insurance-International gross premiums increased 9% to $748 million in 2014 from $687 million in 2013. Gross premiums increased $62 million (17%) for short-tail lines, $17 million (25%) for other liability and $1 million (1%) for professional liability and decreased $13 million (20%) for workers' compensation and $6 million (6%) for commercial auto. In local currency terms, gross premiums increased 15%.

•
Reinsurance-Global gross premiums decreased 14% to $522 million in 2014 from $609 million in 2013, as we faced increasingly competitive conditions. Gross premiums written decreased $44 million (21%) for property lines and $43 million (11%) for casualty lines.

Net premiums written were $4,541 million in 2014, an increase of 10% from $4,142 million in 2013. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2014 and 16% in 2013.
Premiums earned increased 10% to $4,242 million in 2014 from $3,843 million in 2013. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect recent rate increases will be earned over the upcoming quarters. Premiums earned in 2014 are related to business written during both 2014 and 2013. Audit premiums were $85 million in 2014 compared with $71 million in 2013.

Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2014 and 2013:

	Amount		Average Annualized Yield
(In thousands)	2014	2013	2014	2013
Fixed maturity securities, including cash and cash equivalents and loans receivable	$331,947	$333,072	3.5%	3.5%
Investment funds	135,232	45,248	18.0	7.4
Arbitrage trading account	12,508	14,265	2.8	3.8
Real estate	9,207	9,343	1.5	2.1
Equity securities available for sale	5,418	9,073	3.8	3.8
Gross investment income	494,312	411,001	4.3	3.7
Investment expenses	(7,647)	(5,701)
Total	$486,665	$405,300	4.2	3.7
Net investment income increased 20% to $487 million in 2014 from $405 million in 2013 due to an increase in income from investment funds. The increase in investment income from investment funds (reported on a one-quarter lag) was primarily related to funds that invest in real estate, energy, aviation assets and railcars. Average invested assets, at cost (including cash and cash equivalents) were $15.4 billion in 2014 and $14.8 billion in 2013.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $82 million in 2014, up from $81 million in 2013.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $234 million in 2014 compared with $97 million in 2013. The gains in 2014 included an $86 million gain from the sale of a commercial office building in London, England and a gain of $39 million resulting from an initial public offering by one of the Company's private equity investees.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees increased to $299 million in 2014 from $285 million in 2013 primarily due to higher aircraft and aircraft parts sales.
Losses and Loss Expenses. Losses and loss expenses increased to $2,577 million in 2014 from $2,348 million in 2013. The consolidated loss ratio was 60.7% in 2014 and 61.1% in 2013. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $69 million in 2014 compared with $52 million in 2013, an increase of 0.3 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $62 million in 2014 compared with $75 million in 2013, a difference of 0.5 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.1 points to 60.6% in 2014 from 61.7% in 2013. A summary of loss ratios in 2014 compared with 2013 by business segment follows:

•
Insurance-Domestic - The loss ratio of 60.2% in 2014 was 1.4 points lower than the loss ratio of 61.6% in 2013. Catastrophe losses were $59 million in 2014 compared with $36 million in 2013, an increase of 0.6 loss ratio points. Favorable prior year reserve development was $72 million in 2014 compared with $60 million in 2013. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.9 points to 60.6 % in 2014 from 62.5% in 2013.

•
Insurance-International - The loss ratio of 60.9% in 2014 was 2.1 points higher than the loss ratio of 58.8% in 2013. Catastrophe losses were $9 million in 2014 compared with $7 million in 2013, a increase of 0.2 loss ratio points. Adverse prior year reserve development was $10 million in 2014 compared with $7 million in 2013, an increase of 0.4 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.5 points to 57.8% in 2014 from 56.3% in 2013.

•
Reinsurance-Global - The loss ratio of 64.2% in 2014 was 3.3 points higher than the loss ratio of 60.9% in 2013. Catastrophe losses were $2 million in 2014 compared with $9 million in 2013, a decrease of 1.4 loss ratio points. Favorable prior year reserve development was $0.5 million in 2014 compared with favorable development of $22 million in 2013, a difference of 3.9 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.8 points to 64.0% in 2014 from 63.2% in 2013.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2014	2013
Underwriting expenses	$1,407,608	$1,305,195
Service expenses	69,130	66,505
Debt extinguishment costs	—	6,709
Net foreign currency gains	(1,018)	(6,388)
Other costs and expenses	117,899	107,965
Total	$1,593,619	$1,479,986
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 8% compared with an increase in net premiums earned of 10%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.2% in 2014, down from 34.0% in 2013, primarily due to higher earned premiums and to the impact of expense reduction iniatives.
Service expenses, which represent the costs associated with the fee-based businesses, were $69 million in 2014 and $67 million in 2013.
Foreign currency gains and losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $1 million in 2014 and $6 million in 2013.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses increased to $118 million in 2014 from $108 million in 2013 due primarily to higher compensation costs, including costs relating to long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $291 million in 2014 compared to $274 million in 2013 primarily due to higher aircraft and aircraft part sales.
Interest Expense. Interest expense was $94 million in 2014 compared with $93 million in 2013. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds will be used to repay $200 million of 5.60% senior notes that are due on May 15, 2015.
Income Taxes. The effective income tax rate was 32% in 2014 compared to 28% in 2013. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. As a result of higher income from underwriting and fully taxable investment activities, tax exempt investment income comprised a lower portion of the 2014 pre-tax income. Therefore, tax-exempt income had a lesser impact on the effective tax rate for 2014 compared with 2013.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $85 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $7 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2014 and 2013. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2014	2013
Insurance-Domestic:
Gross premiums written	$1,393,186	$1,254,868
Net premiums written	1,182,579	1,054,465
Net premiums earned	1,093,554	958,994
Loss ratio	59.8%	59.5%
Expense ratio	31.1%	33.0%
GAAP combined ratio	90.9%	92.5%
Insurance-International:
Gross premiums written	$205,253	$193,557
Net premiums written	171,582	166,061
Net premiums earned	205,529	189,054
Loss ratio	62.7%	59.4%
Expense ratio	40.7%	38.0%
GAAP combined ratio	103.4%	97.4%
Reinsurance-Global:
Gross premiums written	$180,917	$218,681
Net premiums written	171,221	203,099
Net premiums earned	161,721	180,814
Loss ratio	64.5%	63.7%
Expense ratio	34.2%	33.8%
GAAP combined ratio	98.7%	97.5%
Consolidated:
Gross premiums written	$1,779,356	$1,667,106
Net premiums written	1,525,382	1,423,625
Net premiums earned	1,460,804	1,328,862
Loss ratio	60.7%	60.1%
Expense ratio	32.8%	33.8%
GAAP combined ratio	93.5%	93.9%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2014 and 2013:

(In thousands, except per share data)	2014	2013
Net income to common stockholders	$188,539	$136,974
Weighted average diluted shares	133,001	140,758
Net income per diluted share	$1.42	$0.97
The Company reported net income of $189 million in 2014 compared to $137 million in 2013. The 38% increase in net income was primarily due to increases in after-tax net investment income of $33 million, after-tax net investment gains of $18 million and after-tax underwriting income of $9 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2014 and 2013.
Premiums. Gross premiums written were $1,779 million in 2014, an increase of 7% from $1,667 million in 2013. The growth was due to a combination of rate increases and increased exposures. Average renewal premium rates (adjusted for change in exposures) increased 4.5% in 2014 and 6.4 % in 2013. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2014 compared with 2013 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 11% to $1,393 million in 2014 from $1,255 million in 2013. Gross premiums increased $31 million (9%) for workers' compensation, $25 million (6%) for other liability, $42 million (15%) for short-tail lines, $35 million (33%) for professional liability and $5 million (4%) for commercial auto.

•
Insurance-International gross premiums increased 6% to $205 million in 2014 from $194 million in 2013. Gross premiums increased $9 million (36%) for other liability and $6 million (24%) for professional liability, and decreased $3 million (14%) for workers' compensation. In local currency terms, gross premiums increased 13%.

•
Reinsurance-Global gross premiums decreased 17% to $181 million in 2014 from $219 million in 2013, as we faced increasingly competitive conditions. Gross premiums written decreased $20 million (14%) for casualty lines and $18 million (25%) for property lines.

Net premiums written were $1,525 million in 2014, an increase of 7% from $1,424 million in 2013. Ceded reinsurance premiums as a percentage of gross written premiums were 14% in 2014 and 15% in 2013.
Premiums earned increased 10% to $1,461 million in 2014 from $1,329 million in 2013. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect recent rate increases will be earned over the upcoming quarters. Premiums earned in 2014 are related to business written during both 2014 and 2013. Audit premiums were $32 million in 2014 and $19 million in 2013.

Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2014 and 2013:

	Amount		Average Annualized Yield
(In thousands)	2014	2013	2014	2013
Fixed maturity securities, including cash and cash equivalents and loans receivable	$117,289	$104,033	3.6%	3.3%
Investment funds	59,077	11,738	23.3	5.5
Arbitrage trading account	47	5,492	—	4.2
Real estate	3,042	3,086	0.8	2.0
Equity securities available for sale	1,369	3,192	3.3	4.0
Gross investment income	180,824	127,541	4.6	3.4
Investment expenses	(1,599)	(1,907)
Total	$179,225	$125,634	4.6	3.4
Net investment income increased 43% to $179 million in 2014 from $126 million in 2013 due to an increase in income from investment funds. The increase in investment income from investment funds (reported on a one quarter lag) was primarily related to funds that invest in real estate, energy, aviation assets and railcars. Average invested assets, at cost (including cash and cash equivalents) were $15.8 billion in 2014 and $14.9 billion in 2013.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees were $26 million in 2014 and 2013.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $72 million in 2014 compared with $44 million in 2013. The gains in 2014 included a gain of $39 million resulting from an initial public offering by one of the Company's private equity investees.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to the general aviation market, including fuel and line service, aircraft sales and maintenance, avionics and engineering services and parts fabrication. Revenues from wholly-owned investees decreased to $102 million in 2014 from $109 million in 2013 primarily due to lower aircraft and aircraft parts sales.
Losses and Loss Expenses. Losses and loss expenses increased to $887 million in 2014 from $798 million in 2013. The consolidated loss ratio was 60.7% in 2014 and 60.1% in 2013. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $15 million in 2014 compared with $13 million in 2013, an increase of 0.1 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $13 million in 2014 compared with $33 million in 2013, a difference of 1.5 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.0 point to 60.6% in 2014 from 61.6% in 2013. A summary of loss ratios in 2014 compared with 2013 by business segment follows:

•
Insurance-Domestic - The loss ratio of 59.8% in 2014 was 0.3 points higher than the loss ratio of 59.5% in 2013. Catastrophe losses were $8 million in 2014 compared with $6 million in 2013. Favorable prior year reserve development was $18 million in 2014 compared with $32 million in 2013. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.6 points to 60.7% in 2014 from 62.3% in 2013.

•
Insurance-International - The loss ratio of 62.7% in 2014 was 3.3 points higher than the loss ratio of 59.4% in 2013. Catastrophe losses were $7 million in 2014 compared with $4 million in 2013, an increase of 1.6 loss ratio points. Unfavorable prior year reserve development was $5 million in 2014 and 2013. The loss ratio excluding catastrophe losses and prior year reserve development increased 2.0 points to 57.0% in 2014 from 55.0% in 2013.

•
Reinsurance-Global - The loss ratio of 64.5% in 2014 was 0.8 points higher than the loss ratio of 63.7% in 2013. Catastrophe losses were $1 million in 2014 compared with $3 million in 2013, a difference of 1.9 loss ratio points. Favorable prior year reserve development was $0.8 million in 2014 compared with favorable development of $6 million in 2013. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 64.8% in 2014 from 64.5% in 2013.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2014	2013
Underwriting expenses	$479,174	$449,711
Service expenses	23,266	21,064
Net foreign currency gains	(2,677)	(1,617)
Other costs and expenses	44,540	34,938
Total	$544,303	$504,096
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 7% compared with an increase in net premiums earned of 10%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 32.8% in 2014, down from 33.8% in 2013, primarily due to higher earned premiums and to the impact of expense reduction iniatives.
Service expenses, which represent the costs associated with the fee-based businesses, were $23 million in 2014 and $21 million 2013.
Foreign currency gains and losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $3 million in 2014 and $2 million in 2013.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses were $45 million in 2014 and $35 million in 2013 due primarily to higher compensation costs, including costs relating to long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include cost of goods sold related to aircraft and other sales, labor and equipment costs related to repairs and other services and general and administrative expenses. Expenses from wholly-owned investees were $98 million in 2014 compared to $103 million in 2013.
Interest Expense. Interest expense was $33 million in 2014 compared with $30 million in 2013. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds will be used to repay $200 million of 5.60% senior notes that are due on May 15, 2015.
Income Taxes. The effective income tax rate was 32% in 2014 compared to 30% in 2013. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. As a result of higher income from underwriting and fully taxable investment activities, tax exempt investment income comprised a lower portion of the 2014 pre-tax income. Therefore, tax-exempt income had a lesser impact on the effective tax rate for 2014 compared with 2013.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.1 years at September 30, 2014 down from 3.3 years at December 31, 2013. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2014 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$813,034	5.2%
State and municipal:
Special revenue	2,223,429	14.2
State general obligation	748,321	4.8
Pre-refunded (1)	546,737	3.5
Corporate backed	433,235	2.8
Local general obligation	300,243	1.9
Total state and municipal	4,251,965	27.2
Mortgage-backed securities:
Agency	1,011,584	6.5
Residential-Prime	155,169	1.0
Residential-Alt A	78,506	0.5
Commercial	77,886	0.5
Total mortgage-backed securities	1,323,145	8.5
Corporate:
Industrial	1,694,885	10.9
Asset-backed	1,870,778	12.0
Financial	1,201,906	7.7
Utilities	188,864	1.2
Other	90,268	0.6
Total corporate	5,046,701	32.4
Foreign government and foreign government agencies	962,911	6.2
Total fixed maturity securities	12,397,756	79.5
Equity securities
Common stocks	79,973	0.5
Preferred stocks	142,051	0.9
Total equity securities	222,024	1.4

Investment funds	1,020,132	6.5
Real estate	703,994	4.5
Arbitrage trading account	918,223	5.9
Loans receivable	343,300	2.2
Total investments	$15,605,429	100.0%

_____________

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
At September 30, 2014, investments in foreign government fixed maturity securities were as follows:

(In thousands)	Carrying Value
Australia	$234,902
United Kingdom	184,133
Canada	170,101
Argentina	143,055
Germany	63,035
Brazil	58,198
Norway	49,948
Supranational (1)	49,448
Singapore	6,780
Uruguay	3,311
Total	$962,911

(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter- American Development Bank.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At September 30, 2014, the carrying value of investment funds was $1,020 million, including investments in real estate funds of $282 million, arbitrage funds of $287 million and energy funds of $160 million.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2014, real estate properties in operation included a long-term ground lease in Washington D.C. and an office building in West Palm Beach, Florida. In addition, there are three properties under development: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $343 million and an aggregate fair value of $347 million at September 30, 2014. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of September 30, 2014. Loans receivable include real estate loans of $260 million that are secured by commercial real estate located primarily in Arizona, California, Hawaii, Illinois, New York, North Carolina, Virginia and Texas. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $83 million that are secured by business assets. Commercial loans have fixed interest rates and varying maturities not exceeding 10 years.

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.1 years at September 30, 2014 down from 3.3 years at December 31, 2013. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities decreased to $575 million in the first nine months of 2014 from $627 million in the comparable period in 2013.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 82% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2014. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At September 30, 2014, the Company had senior notes, junior subordinated debentures and other debt outstanding with a carrying value of $2,462 million and a face amount of $2,488 million. The maturities of the outstanding debt are $284 million in 2015, $32 million in 2016, $43 million in 2017, $450 million in 2019, $300 million in 2020, $427 million in 2022, $2 million in 2029, $250 million in 2037, $350 million in 2044 and $350 million in 2053.

In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds will be used to repay $200 million of 5.60% senior notes that are due on May 15, 2015. In addition, the Company assumed $71 million of debt in conjunction with the acquisition of an office building in West Palm Beach, Florida, that matures in August 2015.
Equity. At September 30, 2014, total common stockholders’ equity was $4.7 billion, common shares outstanding were approximately 127 million and stockholders’ equity per outstanding share was $37.10. During the first nine months of 2014, the Company repurchased 5,647,003 shares of its common stock for $230 million.
Total Capital. Total capitalization (equity, debt and junior subordinated debentures) was $7.2 billion at September 30, 2014. The percentage of the Company’s capital attributable to debt and subordinated debentures was 34% at September 30, 2014 and 32% at December 31, 2013.

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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2014 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2014	212,000	$44.77	212,000	7,881,884
August 2014	526,302	44.79	526,302	7,355,582
September 2014	—	—	—	7,355,582

Item 6. Exhibits

Number
(10.1)	Form of Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 7, 2014	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	November 7, 2014	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer