Form 10-K
period 2014-12-31
BERKLEY W R CORP
filed 2015-02-27
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,097,062,590.
Number of shares of common stock, $.20 par value, outstanding as of February 23, 2015: 125,810,616
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	19
ITEM	1B.	UNRESOLVED STAFF COMMENTS	27
ITEM	2.	PROPERTIES	27
ITEM	3.	LEGAL PROCEEDINGS	27
ITEM	4.	MINE SAFETY DISCLOSURES	27

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28
ITEM	6.	SELECTED FINANCIAL DATA	29
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	86
ITEM	9A.	CONTROLS AND PROCEDURES	86
ITEM	9B.	OTHER INFORMATION	89

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	89
ITEM	11.	EXECUTIVE COMPENSATION	89
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	89
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	89
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	89

	PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	89
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2015 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

•	the cyclical nature of the property casualty industry;

•	the impact of significant competition, including new alternative entrants to the industry;

•	the long-tail and potentially volatile nature of the insurance and reinsurance business;

•	product demand and pricing;

•	claims development and the process of estimating reserves;

•
investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments;

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

•	foreign currency and political risks relating to our international operations;

•	our ability to attract and retain key personnel and qualified employees;

•	continued availability of capital and financing;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Act of 2002, as amended ("TRIA");

•	the ability of our reinsurers to pay reinsurance recoverables owed to us;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	credit risk relating to our policyholders, independent agents and brokers;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	potential difficulties with technology and/or data security;

•	the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2015 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our operating segments for each of the past five years were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Net premiums written:
Insurance-Domestic	$4,517,587	$3,994,387	$3,569,883	$3,238,120	$2,938,223
Insurance-International	828,076	756,185	664,459	551,910	430,252
Reinsurance-Global	651,284	749,601	664,197	567,338	482,451
Total	$5,996,947	$5,500,173	$4,898,539	$4,357,368	$3,850,926

	Year Ended December 31,
	2014	2013	2012	2011	2010
Percentage of net premiums written:
Insurance-Domestic	75.3%	72.6%	72.8%	74.3%	76.3%
Insurance-International	13.8	13.8	13.6	12.7	11.2
Reinsurance-Global	10.9	13.6	13.6	13.0	12.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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
Insurance-Domestic
Certain of our Insurance-Domestic operating units underwrite risks within the excess and surplus lines market and on an admitted basis. The risks are highly complex, often unique exposures that typically fall outside the underwriting guidelines of the standard insurance market or are best served by specialized knowledge of a particular industry. The lines of business underwritten by these operating units include premises operations, commercial automobile, property, general liability, products liability and professional liability lines. The customers are highly diverse. Each operating unit delivers their products through a variety of distribution channels, depending on the customer base and particular risks insured.
Other operating units provide insurance products and services that meet the specific needs of geographically differentiated customers by developing expertise in the niches that drive local communities. They provide commercial insurance products to customers primarily in 45 states and the District of Columbia. Key clients of these units are small-to-mid-sized businesses and state and local governmental entities. Business is sold through a network of non-exclusive independent agents who are compensated on a commission basis. These operating units are organized in a manner designed to provide them with the flexibility to adapt quickly to local market conditions and customer needs.
In addition to providing insurance products, certain of our operating units also provide a wide variety of fee-based services, including claims, administrative and consulting services.
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
Berkley Aviation offers a wide range of aviation insurance products, including coverage for airlines, airplanes, helicopters, miscellaneous general aviation operations, non-owned aircraft, fixed-base operations, control towers, airports and other specialized niche programs. It places its business on an admitted and non-admitted basis nationwide.
Berkley Custom Insurance focuses on the excess casualty insurance market and offers umbrella liability, pollution liability, excess liability, construction wrap-ups and completed operations coverages to wholesalers, retailers, manufacturers, insurance companies, financial institutions and construction companies.
Berkley Design Professional specializes in professional liability insurance products and services for the design professional industry including architects, engineers and consultants. In addition, it has a specialized program for Certified Public Accountants (CPAs).
Berkley FinSecure serves the insurance needs of financial institutions, credit unions, mortgage lenders, mortgage servicers and trust managers. It offers a comprehensive range of property, casualty, professional liability, and specialty lines insurance products and loss control services, including financial institution-specific commercial package policies, workers' compensation, umbrella, commercial auto, management liability and crime coverages, and financial institution bonds.
Berkley Life Sciences offers a comprehensive spectrum of property casualty products to the life sciences industry on a global basis, including primary and excess liability coverage and commercial insurance. It serves pharmaceutical and biologic/

biotech companies, medical device companies, dietary supplement manufacturers, medical and research software developers, contract service organizations, research institutions and organizations, and other related businesses.
Berkley Medical Excess insures healthcare organizations such as hospitals and clinics that retain a portion of their risk exposure through a self-funded mechanism and seek to maximize the effectiveness and efficiency of their excess risk financing program.
Berkley Mid-Atlantic Group provides commercial property casualty coverages to a wide variety of businesses in Delaware, the District of Columbia, Maryland, Ohio, Pennsylvania, and Virginia. Focusing on middle market accounts, it complements its standard writings with specialized products in areas such as social services and construction.
Berkley Net Underwriters focuses on small and medium-sized commercial risks, using a web-based system to allow producers to quote, bind and service workers' compensation insurance products on behalf of W. R. Berkley Corporation member companies.
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
Berkley Oil & Gas provides property casualty products and risk services to the United States energy sector. Its customer base includes risks of any size that work in the oil patch, including operators, drillers, geophysical contractors, well-servicing contractors, and manufacturers/distributors of oil field products, as well as those in the renewable energy sector.
Berkley Professional Liability specializes in professional liability insurance for publicly-traded and private entities based on a worldwide basis. Its liability coverages include directors and officers, fiduciary, employment practices, and sponsored insurance agents.
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
Berkley Public Entity specializes in providing excess coverage and services to individual governmental and scholastic entities and intergovernmental risk sharing groups. Products include general liability, automobile liability, law enforcement liability, public officials and educator's legal liability, employment practices liability, incidental medical, property and crime.
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
Berkley Surety provides a broad array of surety products for contract and commercial surety risks in the U.S. and Canada, including specialty niches such as environmental and secured credit for small contractors, through an independent agency and broker platform across a network of 16 field offices.

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
Clermont Specialty Managers is a provider of package insurance programs for high-end cooperative, condominium, and quality rental apartment buildings and upscale restaurants in the New York, New Jersey, Chicago and Washington, D.C. metropolitan markets, as well as other select markets.
Continental Western Group is a Midwest regional property and casualty insurance operation based in Des Moines, Iowa, providing underwriting and risk management services to a broad array of regional businesses in thirteen Midwest states. In addition to its generalist portfolio, Continental Western offers specialty underwriting solutions for diversified agriculture, construction, light manufacturing, transportation, volunteer fire departments, rural utilities, collector cars, public entity and implement dealers. Through its division, Berkley Agribusiness Risk Specialists, Continental Western offers insurance for larger commercial risks across the United States involved in the supply, storage, handling, processing and distribution of commodities related to the agriculture and food industries.
Gemini Transportation is a national provider of excess liability insurance for various domestic surface transportation industry businesses. It underwrites liability insurance policies for the railroad industry as well as excess liability policies for the trucking, busing and other industries that use rubber-wheeled vehicles for over-the-road use.
Key Risk Insurance is a provider of workers' compensation insurance products and services for employers in the public and private sectors in select Eastern and Southeastern States. It focuses on middle-market accounts in specialty niches and on larger self-insured entities, with a special emphasis on expert claims and managed-care services. Additionally, Key Risk's affiliate, Key Risk Management Services, provides third party administration of self-insured workers' compensation programs.
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
Riverport Insurance Services provides property casualty insurance coverages to human services organizations, including nonprofit and for-profit organizations, public schools and sports and recreational organizations. Riverport also insures special events. Its product offerings include traditional primary coverages and risk purchasing groups, as well as alternative market solutions for clients who wish to retain a larger share of their own risk.
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
The following table sets forth the percentage of gross premiums written by each Insurance-Domestic operating unit:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Acadia Insurance	8.4%	8.2%	8.6%	9.0%	9.2%
Admiral Insurance	6.2	5.9	6.1	6.8	7.5
American Mining	0.8	0.8	0.9	1.0	1.0
Berkley Accident and Health	3.4	3.0	3.6	3.3	2.2
Berkley Aviation	1.0	1.0	1.5	1.7	1.8
Berkley Custom Insurance	2.8	2.8	0.7	—	—
Berkley Design Professional	0.1	—	—	—	—
Berkley FinSecure	0.8	0.9	0.8	0.8	0.5
Berkley Life Sciences	1.1	1.1	0.8	0.6	0.5
Berkley Medical Excess	1.0	0.9	0.9	1.0	1.2
Berkley Mid-Atlantic Group	2.8	4.4	4.9	5.4	6.1
Berkley Net Underwriters	4.3	4.0	3.5	2.5	2.2
Berkley North Pacific	1.9	1.8	1.8	1.5	1.4
Berkley Offshore Underwriting Managers	2.0	2.3	2.2	2.0	1.7
Berkley Oil & Gas	4.1	3.9	3.2	2.2	0.4
Berkley Professional Liability	2.1	1.3	1.2	1.1	1.1
Berkley Program Specialists	1.4	1.5	1.8	3.1	3.1
Berkley Public Entity	0.4	0.4	0.2	—	—
Berkley Regional Specialty	0.4	0.4	0.4	0.4	0.4
Berkley Risk Administrators	4.6	4.9	4.8	4.0	3.2
Berkley Select	2.1	2.7	2.9	2.6	2.5
Berkley Southeast	3.0	—	—	—	—
Berkley Specialty Underwriting Managers	6.2	6.6	7.9	7.0	5.4
Berkley Surety	1.4	1.3	1.3	1.6	1.7
Berkley Technology Underwriters	0.5	0.3	0.1	—	—
Carolina Casualty Insurance	2.2	2.4	2.3	2.3	2.2
Clermont Specialty Managers	1.5	1.5	1.6	1.7	1.8
Continental Western Group	4.5	5.9	6.4	7.0	8.2
Gemini Transportation	1.1	1.0	1.1	1.0	0.8
Key Risk Insurance	3.5	3.3	3.2	3.1	3.3
Midwest Employers Casualty	2.9	2.9	3.4	4.4	6.3
Monitor Liability Managers	2.6	3.1	3.1	3.9	4.5
Nautilus Insurance Group	5.5	5.8	6.2	6.6	7.2
Preferred Employers Insurance	2.5	2.1	2.0	1.9	1.9
Riverport Insurances Services	0.7	0.8	1.4	1.7	1.5
Union Standard	3.1	5.2	5.3	5.5	6.3
Vela Insurance Services	3.7	3.5	2.2	2.1	2.2
Verus Underwriting Managers	0.9	1.0	0.7	0.4	—
Other	2.5	1.1	1.0	0.8	0.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth percentages of gross premiums written, by line, by our Insurance-Domestic operations:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Other liability	31.9%	32.4%	30.7%	31.2%	30.4%
Workers' compensation	27.2	27.0	26.8	25.3	26.3
Short-tail lines	21.8	22.0	23.5	23.5	22.4
Commercial auto	10.4	10.7	11.2	12.1	12.7
Professional liability	8.7	7.9	7.8	7.9	8.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Insurance-International
Through our Insurance-International operating units, we write business in more than 60 countries worldwide, with branches or offices in 15 locations outside the United States, including the United Kingdom, Continental Europe, South America, Canada, Scandinavia, and Australia. In each of our operating territories, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.
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
Berkley Latinoamérica is a leading provider of property, casualty, automobile, surety, group life and health and workers' compensation products and services in its operating territories of Argentina, Brazil, Uruguay and Colombia. Its largest operation, Berkley International Seguros, offers a wide range of property casualty products in Argentina, where it is a leading provider of surety, engineering, cargo and personal accident coverages. Berkley International ART, Berkley Latinoamérica's workers' compensation carrier in Argentina, is focused on small to medium-sized risks in its operating territories. Berkley International Seguros do Brasil provides surety products to small and medium-sized risks throughout Brazil, and Berkley International Seguros (Uruguay) is a provider of customized property casualty insurance products and services to small and medium-sized businesses in Uruguay.
Lloyd's Syndicate 2791 Participation represents the Company's minority participation in a Lloyd's syndicate that writes a broad range of mainly short-tail classes of business.
W. R. Berkley Insurance (Australia) underwrites general insurance business in Australia, including professional indemnity insurance for companies of all sizes.
W. R. Berkley Insurance (Europe) is based in the United Kingdom, with branches in Spain, Ireland, Norway, Sweden and Germany. Its product offering includes professional indemnity, directors' and officers' liability, medical malpractice, general liability, personal accident and travel, engineering and construction. It also offers expertise in marine, cargo, and commercial property and casualty packages.
W. R. Berkley Syndicate 1967 at Lloyd's focuses on lines of business more global in nature and where access to the Lloyd's distribution platform allows us to further expand our international reach. It works actively with select W. R. Berkley Corporation member companies to access business for which the Lloyd's platform is best suited. Syndicate 1967's book of business includes accident, commercial property and a specialized book of marine business. Through its division Berkley Asset Protection, it provides products that protect high-value commercial and personal assets, including fine art.

The following table sets forth the percentages of gross premiums written by our Insurance-International operating units:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Berkley Canada	3.4%	4.4%	4.6%	4.9%	3.9%
Berkley Latinoamérica	29.5	32.6	34.9	38.2	43.8
Lloyd's Syndicate 2791 Participation	4.0	—	—	—	—
W. R. Berkley Insurance (Australia)	8.3	8.6	5.3	4.1	3.3
W. R. Berkley Insurance (Europe)	31.3	31.5	32.8	31.3	32.7
W. R. Berkley Syndicate 1967	23.5	22.9	22.4	21.5	16.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%
____________________________________
The following table sets forth percentages of gross premiums written, by line, by our Insurance-International operations:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Short-tail lines	55.1%	51.8%	49.4%	41.4%	35.7%
Commercial auto	13.1	15.5	18.0	19.8	23.3
Professional liability	12.8	12.9	15.1	17.6	20.0
Other liability	11.7	10.4	7.2	10.3	9.5
Workers' compensation	7.3	9.4	10.3	10.9	11.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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
Facultative ReSources is a broker market casualty, professional liability and property facultative underwriter based in Stamford, Connecticut. It provides expertise across many lines of facultative business, and has recently broadened its expertise in a number of specialized areas, including professional liability and property hazards in emerging technologies.

The following table sets forth the percentages of gross premiums written by each Reinsurance-Global operating unit:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Berkley Re America	49.4%	43.7%	45.9%	49.9%	53.6%
Berkley Re Asia Pacific	21.3	24.8	22.1	24.4	18.1
Berkley Re Direct	7.2	6.5	6.2	7.2	7.8
Berkley Re UK	11.2	9.1	6.9	0.2	—
Facultative ReSources	10.9	8.6	8.4	7.9	11.6
Other	—	7.3	10.5	10.4	8.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%
____________________________________
The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our Reinsurance-Global operations:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Casualty	66.9%	65.6%	66.9%	70.7%	69.0%
Property	33.1	34.4	33.1	29.3	31.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Results by Industry Segment

Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Insurance-Domestic
Revenue	$4,807,418	$4,294,213	$3,944,942	$3,586,181	$3,434,686
Income before income taxes	796,309	648,740	578,500	467,126	589,138
Insurance-International
Revenue	857,782	770,190	677,637	545,467	407,704
Income before income taxes	29,779	56,922	51,639	36,912	15,172
Reinsurance-Global
Revenue	758,931	810,060	731,585	628,872	600,265
Income before income taxes	115,677	110,425	103,690	85,271	134,996
Other(1)
Revenue	704,797	534,071	469,390	395,464	281,414
Income (loss) before income taxes	10,431	(117,199)	(31,901)	(76,223)	(140,396)
Total
Revenue	7,128,928	6,408,534	5,823,554	5,155,984	4,724,069
Income before income taxes	$952,196	$698,888	$701,928	$513,086	$598,910
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Insurance-Domestic
Loss ratio	60.2%	61.3%	63.5%	64.9%	61.1%
Expense ratio	31.6	32.7	32.5	32.6	32.5
Combined ratio	91.8%	94.0%	96.0%	97.5%	93.6%
Insurance-International
Loss ratio	62.8%	59.4%	59.7%	57.4%	59.2%
Expense ratio	40.0	39.0	40.2	42.7	43.6
Combined ratio	102.8%	98.4%	99.9%	100.1%	102.8%
Reinsurance-Global
Loss ratio	62.0%	62.2%	64.3%	64.3%	55.9%
Expense ratio	34.0	34.8	36.3	38.0	38.6
Combined ratio	96.0%	97.0%	100.6%	102.3%	94.5%
Total
Loss ratio	60.8%	61.2%	63.1%	63.9%	60.2%
Expense ratio	33.0	33.9	34.1	34.6	34.4
Combined ratio	93.8%	95.1%	97.2%	98.5%	94.6%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Average investments, at cost(1)	$15,560,335	$14,848,386	$14,545,371	$13,631,552	$13,356,380
Net investment income(1)	$600,885	$544,291	$586,763	$526,351	$530,525
Percent earned on average investments(1)	3.9%	3.7%	4.0%	3.9%	4.0%
Net investment gains (2)	$254,852	$121,544	$210,465	$125,481	$56,581
Change in unrealized investment gains (3)	$72,889	$(399,122)	$135,282	$147,998	$176,588
_______________________________________

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)	Represents realized gains on investments not classified as trading account securities.

(3)	Represents the change in unrealized investment gains for available for sale securities.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Barclays U.S. Aggregate Bond Index	3.2%	3.1%	3.5%	4.0%	4.2%
S&P 500® Index	2.1	2.4	2.5	2.1	2.3

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
1 year or less	7.0%	8.0%	5.8%	6.6%	6.7%
Over 1 year through 5 years	32.4	30.5	30.7	28.3	27.3
Over 5 years through 10 years	29.8	27.5	23.4	25.3	25.9
Over 10 years	20.4	22.3	25.5	25.5	27.1
Mortgage-backed securities	10.4	11.7	14.6	14.3	13.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2014, the fixed maturity portfolio had an average duration of 3.2 years.
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

We discount our liabilities for excess workers’ compensation business and the workers’ compensation portion of our reinsurance business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. At December 31, 2014, the discount rates by year ranged from 2.0% to 6.5% with a weighted average discount rate of 4.2%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $746 million, $837 million and $867 million at December 31, 2014, 2013 and 2012, respectively.
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
Our net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $36 million at both December 31, 2014 and 2013. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $56 million and $59 million at December 31, 2014 and 2013, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims increased by approximately $4 million, $5 million and $2 million in 2014, 2013 and 2012, respectively. Net paid losses and loss expenses for reported asbestos and environmental claims were approximately $3 million, $3 million and $2 million in 2014, 2013 and 2012, respectively. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make a reasonable actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2014	2013	2012
Net reserves at beginning of year	$8,683,797	$8,411,851	$8,172,112
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,495,825	3,221,393	2,997,995
Decrease in estimates for claims occurring in prior years (2)(3)	(75,764)	(78,810)	(102,571)
Loss reserve discount amortization (4)	70,506	54,441	53,055
Total	3,490,567	3,197,024	2,948,479
Net payments for claims:
Current year	898,944	822,787	698,834
Prior years	2,216,283	2,055,284	2,010,101
Total	3,115,227	2,878,071	2,708,935
Foreign currency translation	(88,496)	(47,007)	195
Net reserves at end of year	8,970,641	8,683,797	8,411,851
Ceded reserves at end of year	1,399,060	1,397,144	1,339,235
Gross reserves at end of year	$10,369,701	$10,080,941	$9,751,086

Net change in premiums and losses occurring in prior years:
Decrease in estimates for claims occurring in prior years (2)	$75,764	$78,810	$102,571
Retrospective premium adjustments for claims occurring in prior years (3)	9,088	19,046	—
Net favorable premium and reserve development on prior years	$84,852	$97,856	$102,571
____________________________________

(1)	Claims occurring during the current year are net of discounts of $21,306,000, $22,680,000 and $26,078,000 in 2014, 2013 and 2012, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of discounts. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $116,866,000 in 2014, $77,430,000 in 2013 and $100,667,000 in 2012.

(3)	For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss adjustment expenses for prior years are offset by additional or return premiums.

(4)
In 2014, the Company entered into a commutation agreement that resulted in a reduction in prior year workers' compensation reserves of $30 million on an undiscounted basis and $12 million on a discounted basis.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the decrease in estimates for claims occurring in prior years.
A reconciliation between the reserves as of December 31, 2014 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$8,587,479
Reserves for non-U.S. companies	696,740
Loss reserve discounting(1)	(313,523)
Ceded reserves	1,399,060
Other	(55)
Gross reserves reported in the consolidated GAAP financial statements	$10,369,701
_________________________
(1) For statutory purposes, the Company discounts its workers’ compensation reinsurance reserves at 2% as permitted by the Department of Insurance of the State of Delaware. In its GAAP financial statements, the Company discounts excess workers’ compensation reserves at the risk-free rate and assumed workers’ compensation reserves at the statutory rate.

The following table presents the development of net reserves for 2004 through 2014. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.
The “cumulative redundancy” represents the aggregate change in the estimates over all prior years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 2004 is reserved for $2,000 million as of December 31, 2004. Assuming this claim estimate was changed in 2014 to $2,300 million, and was settled for $2,300 million in 2014, the $300 million deficiency would appear as a deficiency in each year from 2004 through 2014.

(In millions)
Year Ended December 31,	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net reserves, discounted	$4,723	$5,867	$6,948	$7,823	$8,123	$8,148	$8,000	$8,172	$8,412	$8,684	$8,971
Reserve discount	503	575	700	788	846	877	898	892	867	837	746
Net reserves, undiscounted	$5,226	$6,442	$7,648	$8,611	$8,969	$9,025	$8,898	$9,064	$9,279	$9,521	$9,717
Net reserves re-estimated as of:
One year later	$5,440	$6,499	$7,560	$8,431	$8,737	$8,778	$8,715	$8,963	$9,202	9,404
Two years later	5,588	6,578	7,494	8,239	8,560	8,596	8,624	8,866	9,140
Three years later	5,763	6,592	7,363	8,192	8,420	8,543	8,504	8,772
Four years later	5,816	6,556	7,370	8,137	8,433	8,460	8,400
Five years later	5,834	6,636	7,376	8,195	8,373	8,388
Six years later	5,929	6,677	7,437	8,144	8,343
Seven years later	5,983	6,755	7,421	8,135
Eight years later	6,041	6,762	7,428
Nine years later	6,046	6,780
Ten years later	6,055
Cumulative redundancy (deficiency), undiscounted	$(829)	$(338)	$220	$476	$626	$637	$498	$292	$139	$117	$—

Cumulative amount of net liability paid through:
One year later	$1,174	$1,341	$1,437	$1,663	$1,751	$1,812	$1,722	$2,010	$2,055	$2,216
Two years later	2,106	2,363	2,636	2,935	3,106	3,052	3,118	3,409	$3,598
Three years later	2,836	3,219	3,558	3,956	4,039	4,066	4,105	4,495
Four years later	3,384	3,856	4,279	4,616	4,786	4,802	4,896
Five years later	3,813	4,327	4,733	5,152	5,337	5,413
Six years later	4,131	4,649	5,116	5,565	5,815
Seven years later	4,355	4,937	5,424	5,943
Eight years later	4,575	5,163	5,719
Nine years later	4,740	5,392
Ten years later	4,917

For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss adjustment expenses for prior years are offset by additional or return premiums. Such premiums are not reflected in the above table.

The following table presents the development of gross reserves for 2004 through 2014.

(In millions)
Year Ended December 31,	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net reserves, discounted	$4,723	$5,867	$6,947	$7,823	$8,123	$8,148	$8,000	$8,172	$8,412	$8,684	$8,971
Ceded reserves	727	845	837	855	877	924	1,017	1,165	1,339	1,397	1,399
Gross reserves, discounted	5,450	6,712	7,784	8,678	9,000	9,072	9,017	9,337	9,751	10,081	10,370
Reserve discount	573	654	761	867	944	944	968	953	924	888	811
Gross reserves, undiscounted	$6,023	$7,366	$8,545	$9,545	$9,944	$10,016	$9,985	$10,290	$10,675	$10,969	$11,181

Gross reserves re-estimated as of:
One year later	$6,241	$7,406	$8,509	$9,396	$9,696	$9,810	$9,879	$10,179	$10,673	$10,823
Two years later	6,382	7,529	8,454	9,178	9,566	9,662	9,749	10,141	10,573
Three years later	6,600	7,561	8,300	9,163	9,445	9,580	9,681	10,029
Four years later	6,670	7,508	8,335	9,081	9,427	9,539	9,540
Five years later	6,680	7,617	8,316	9,109	9,386	9,433
Six years later	6,804	7,635	8,360	9,082	9,310
Seven years later	6,839	7,699	8,358	9,029
Eight years later	6,888	7,716	8,315
Nine years later	6,904	7,694
Ten Years later	6,875
Gross cumulative redundancy (deficiency)	$(852)	$(328)	$230	$516	$634	$583	$445	$261	$102	$146	—

For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss adjustment expenses for prior years are offset by additional or return premiums. Such premiums are not reflected in the above table.
Reinsurance
We follow a common industry practice of reinsuring a portion of our exposures and paying to reinsurers a portion of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer contractually liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of “A (Excellent)” or better with at least $500 million in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of “A- (Excellent)” or better with at least $500 million in policyholder surplus.

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
The National Association of Insurance Commissioners (“NAIC”) adopted amendments to the model holding company law in 2010, expanding upon the regulation of holding company systems (the "2010 Amendments"). The 2010 Amendments include increased group-level reporting requirements, submission of an annual enterprise risk report by a regulated insurance company's ultimate controlling person and increased information made accessible to regulators regarding an insurer's non-insurer affiliates.
The 2010 Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. To date, 39 states have adopted them, and in order to maintain compliance with NAIC standards, the remaining states must adopt them in whole or substantial part by January 2016. In 2014, additional amendments were adopted by the NAIC which would authorize U.S regulators to lead or participate in the group-wide supervision of certain international insurance groups.
Additionally, the NAIC recently adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act requires an insurance holding company system’s chief risk officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.
The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. The ORSA Model Act’s requirements generally became effective on January 1, 2015 in the states that have adopted it.
We cannot predict the impact, if any, that these amendments and compliance with the ORSA Model Act will have on our business, financial condition or results of operations.
Risk Based Capital Requirements. The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above any RBC action level as of December 31, 2014.
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
The Terrorism Risk Insurance Act. The Terrorism Risk Insurance Act of 2002 (as amended, “TRIA”), established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. The program is effective through December 31, 2020. TRIA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. TRIA's definition of certified acts includes domestic terrorism. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will currently pay 85% of an insurer's covered losses in excess of the insurer's applicable deductible. This amount will decrease to 80% on a pro-rata basis over five years, beginning in 2016. The insurer's deductible is based on 20% percent of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2014 earned premiums, our deductible under TRIA during 2015 will be approximately $786 million. The federal program will not pay losses for certified acts unless such losses exceed $100 million. This threshold will increase to $200 million on a pro-rata basis over five years beginning in 2016. TRIA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
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
The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States financial stability in the event of the insurer's material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. As of December 31, 2014, three insurance groups had been so designated. Based upon our current business model and balance sheet, we do not believe that we will be designated by the FSOC as such an institution. Although the potential impacts of the Dodd-Frank Act on the U. S. insurance industry is not clear, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.
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
Competition for the Reinsurance-Global business, which is especially strong, comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, Partner Re and others.
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
Employees
 As of January 30, 2015, we employed 7,521 individuals. Of this number, our subsidiaries employed 7,396 persons and the remaining persons were employed at the parent company.
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
We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Competitiveness in our businesses is based on many factors, including premium charges, ratings assigned by independent rating agencies, commissions paid to producers, the perceived financial strength of the company, other terms and conditions offered, services provided (including ease of doing business over the internet), speed of claims payment and reputation and experience in the lines to be written.  In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition.
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
Our gross reserves for losses and loss expenses were approximately $10.4 billion as of December 31, 2014. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, weather-related losses were $87 million in 2014, $65 million in 2013, $80 million in 2012, $153 million in 2011 and $81 million in 2010. Similarly, man-made catastrophes can also have a material impact on our financial results.
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
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002 (as amended, “TRIA”), for up to 85% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2014 earned premiums, our deductible under TRIA during 2015 is approximately $786 million. TRIA is currently in effect through December 31, 2020. In addition, the coverage provided under TRIA does not apply to reinsurance that we write.
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
In 2013, FSOC designated three non-bank financial companies, including two insurance groups, as systematically significant, and in 2014, FSOC designated a third insurance group as systematically significant.
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
Our expanding international operations in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, the Asia-Pacific region and Australia expose us to increased investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition.
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
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2014, the amount due from our reinsurers was approximately $1,503 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.
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
Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2014, our investment in fixed maturity securities was approximately $12.7 billion, or 81.5% of our total investment portfolio. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (6.3%); state and municipal securities (34.9%); corporate securities (41.0%); mortgage-backed securities (10.4%) and foreign government (7.4%).
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
We have invested an increasing portion of our assets in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets, which are subject to significant volatility and may decline in value.
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets and have increased our investments in these asset classes as a result of the current historically low interest rate environment. At December 31, 2014, our investment in these assets was approximately $2.9 billion, or 18.5%, of our investment portfolio.
Merger and arbitrage trading securities were $451 million, or 2.9%, of our investment portfolio at December 31, 2014. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $1.5 billion, or 10.0%, of our investment portfolio at December 31, 2014. We also invest in aviation and rail equipment funds, hedged equity and energy and other investment funds. The values of these investments are subject to fluctuations based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.
Risks Relating to Purchasing Our Securities
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. During 2015, the maximum amount of dividends that can be paid without regulatory approval is approximately $631 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
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

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2014, the Company had aggregate office space of 4,117,482 square feet, of which 1,081,014 were owned and 3,036,468 were leased.

Rental expense for the Company's operations was approximately $45,189,000, $44,752,000 and $38,179,000 for 2014, 2013 and 2012, respectively. Future minimum lease payments, without provision for sublease income, are $41,210,000 in 2015, $36,547,000 in 2016 and $161,209,000 thereafter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range
	High	Low	Dividends Declared Per Share
2014:
Fourth Quarter	$54.14	$46.79	$1.11 (1)
Third Quarter	48.94	44.30	0.11
Second Quarter	46.36	40.56	0.11
First Quarter	43.35	37.82	0.10
2013:
Fourth Quarter	$45.00	$41.89	$0.10
Third Quarter	44.88	40.42	0.10
Second Quarter	45.59	39.62	0.10
First Quarter	44.40	38.03	0.09
_________
(1) Includes a special dividend of $1.00 per share paid in December 2014.
The closing price of the common stock on February 23, 2015 as reported on the New York Stock Exchange was $50.16 per share. The approximate number of record holders of the common stock on February 23, 2015 was 390.
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2014 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2014	—	$—	—	7,355,582
November 2014	148,605	50.96	148,605	7,206,977
December 2014	120,860	49.92	120,860	7,186,117

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Net premiums written	$5,996,947	$5,500,173	$4,898,539	$4,357,368	$3,850,926
Net premiums earned	5,744,418	5,226,537	4,673,516	4,160,867	3,835,582
Net investment income	600,885	544,291	586,763	526,351	530,525
Insurance service fees	117,443	107,513	103,133	92,843	85,405
Net investment gains	254,852	121,544	210,465	125,481	56,581
Revenues from wholly-owned investees	410,022	407,623	247,113	248,678	214,454
Total revenues	7,128,928	6,408,534	5,823,554	5,155,984	4,724,069
Interest expense	128,174	123,177	126,302	112,512	106,969
Income before income taxes	952,196	698,888	701,928	513,086	598,910
Income tax expense	(302,593)	(193,587)	(191,285)	(121,945)	(152,226)
Noncontrolling interests	(719)	(5,376)	(51)	70	(279)
Net income to common stockholders	648,884	499,925	510,592	391,211	446,405
Data per common share:
Net income per basic share	5.07	3.69	3.72	2.80	3.00
Net income per diluted share	4.86	3.55	3.56	2.69	2.88
Common stockholders’ equity	36.21	32.79	31.66	28.75	25.89
Cash dividends declared	1.43	0.39	1.35	0.31	0.27
Weighted average shares outstanding:
Basic	127,874	135,305	137,097	139,688	148,752
Diluted	133,652	140,743	143,315	145,672	155,081
Investments	$15,591,824	$14,548,630	$14,467,440	$13,439,518	$12,995,393
Total assets	21,716,691	20,551,796	20,155,896	18,403,873	17,477,070
Reserves for losses and loss expenses	10,369,701	10,080,941	9,751,086	9,337,134	9,016,549
Senior notes and other debt	2,115,527	1,692,442	1,871,535	1,500,503	1,500,419
Subordinated debentures	340,060	339,800	243,206	242,997	242,784
Common stockholders’ equity	4,589,945	4,336,035	4,306,217	3,953,356	3,651,399

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
An important part of our strategy is to form new operating units to capitalize on various business opportunities. Since 2006, the Company has formed 24 new operating units that are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Scandinavia, Australia, the Asia-Pacific region and South America.
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
From 2005 through 2010, the property casualty insurance market was very competitive and insurance rates decreased across most business lines. Although prices have generally increased since the beginning of 2011, the current market is highly competitive and price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. Part of the Company's strategy is to selectively reduce its business in areas where it believes returns are not adequate. Price changes are reflected in the Company’s results over time as premiums are earned.
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
The Company has increasingly invested in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.

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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect historical changes, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2014:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$70,266	$211,497	$388,037
5%	211,497	358,322	541,853
10%	388,037	541,853	734,123
Our net reserves for losses and loss expenses of approximately $9 billion as of December 31, 2014 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.5 billion, or 16%, of the Company’s net loss reserves as of December 31, 2014 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.

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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2014 and 2013:

(In thousands)	2014	2013
Insurance-Domestic	$6,767,374	$6,493,401
Insurance-International	750,613	592,709
Reinsurance-Global	1,452,654	1,597,687
Net reserves for losses and loss expenses	8,970,641	8,683,797
Ceded reserves for losses and loss expenses	1,399,060	1,397,144
Gross reserves for losses and loss expenses	$10,369,701	$10,080,941
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2014 and 2013:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2014
Other liability	$1,035,442	$1,785,598	$2,821,040
Workers’ compensation (1)	1,603,310	1,201,117	2,804,427
Professional liability	308,887	453,557	762,444
Commercial automobile	319,700	203,085	522,785
Short-tail lines	330,010	277,281	607,291
Total primary	3,597,349	3,920,638	7,517,987
Reinsurance (1)	603,851	848,803	1,452,654
Total	$4,201,200	$4,769,441	$8,970,641
December 31, 2013
Other liability	$937,168	$1,852,779	$2,789,947
Workers’ compensation (1)	1,462,849	1,206,244	2,669,093
Professional liability	320,579	344,232	664,811
Commercial automobile	267,701	205,404	473,105
Short-tail lines	258,459	230,696	489,155
Total primary	3,246,756	3,839,355	7,086,111
Reinsurance (1)	679,108	918,578	1,597,686
Total	$3,925,864	$4,757,933	$8,683,797
___________
(1) Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $746 million and $837 million as of December 31, 2014 and 2013, respectively.

The Company evaluates reserves for losses and loss adjustment expenses on a quarterly basis. Changes in estimates of prior year losses are reported when such changes are made. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends. Certain of the Company's insurance and reinsurance contracts are retrospectively rated, whereby the Company collects more or less premiums based on the level of loss activity. For those contracts, changes in loss and loss adjustment expenses for prior years may be fully or partially offset by additional or return premiums. Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the three years ended December 31, 2014 are as follows:

(In thousands)	2014	2013	2012
Decrease in prior year loss reserves	$75,764	$78,810	$102,571
Increase in prior year earned premiums	9,088	19,046	—
Net favorable prior year development	$84,852	$97,856	$102,571

Favorable prior year development (net of additional and return premiums) was $85 million in 2014 compared with $98 million in 2013 and $103 million in 2012.
For the Insurance-Domestic segment, favorable development in 2014 of $92 million was driven primarily by other liability business for accident years 2006 through 2010, primarily related to our excess and surplus lines casualty business. Reported losses during these years continued to be below our initial expectations at the time the business was written, largely as a result of persistent improvement in claim frequency trends (i.e., number of reported claims per unit of exposure). As these accident years have matured, the weighting of actuarial methods has shifted from methods based on initial expected losses to methods based on actual reported losses. We believe the favorable claim frequency trends we have seen during this time period are due to changes in the mix of business written and to the general slowdown in the economy. Commercial automobile reported unfavorable development primarily as a result of large losses for long-haul trucking business in 2012 and 2013.
For the Reinsurance-Global segment, favorable reserve development in 2014 of $16 million was driven primarily by assumed professional liability excess of loss and umbrella treaty business, as well as direct facultative business. This was partially offset by adverse development on brokerage facultative business caused by completed operations losses associated with construction projects in accident years prior to 2009.
For the Insurance-International segment, adverse reserve development in 2014 of $23 million was driven primarily by unexpected large losses from accident years 2009-2012 in the professional indemnity line of business in the United Kingdom.
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

Favorable reserve development in 2012 was primarily attributable to improved claim frequency (i.e., number of reported claims per unit of exposure), especially in the excess and surplus casualty business. In addition, standard commercial lines business and reinsurance business experienced better than expected reported losses. The improvement was related primarily to accident years 2008 through 2010.

Reserve Discount. The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate of 2.0%. As of December 31, 2014, the aggregate blended discount rates ranged from 2.0% to 6.5%, with a weighted average discount rate of 4.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $746 million and $837 million as of December 31, 2014 and December 31, 2013, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $85 million and $69 million at December 31, 2014 and December 31, 2013, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of December 31, 2014:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	372	$2,736,260	$31,605
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	1	3,393	946
Twelve months and longer	15	89,848	26,973
Total	388	$2,829,501	$59,524

A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2014 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Mortgage-backed securities	9	$28,537	$1,699
Corporate	10	24,528	742
Foreign government	2	11,177	247
Total	21	$64,242	$2,688

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
Preferred Stocks – At December 31, 2014, there were 6 preferred stocks in an unrealized loss position, with an aggregate fair value of $49.8 million and a gross unrealized loss of $4.2 million. Four of these preferred stocks are rated non-investment grade, and none are delinquent. Management believes the unrealized losses are due primarily to market and sector related factors and does not consider these to be OTTI.
Common Stocks – At December 31, 2014, there were two common stocks in an unrealized loss position with an aggregate fair value of $15.9 million and a gross unrealized loss of $5.5 million. Based on management's view of the underlying securities, the Company does not consider the common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million and $2 million at December 31, 2014 and 2013, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2014:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$12,265,052	97.3%
Syndicate manager	72,585	0.6
Directly by the Company based on:
Observable data	263,155	2.1
Cash flow model	3,191	—
Total	$12,603,983	100.0%
Independent pricing services - The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2014, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2014 and 2013

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2014 and 2013. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2014	2013
Insurance-Domestic
Gross premiums written	$5,383,679	$4,803,753
Net premiums written	4,517,587	3,994,387
Net premiums earned	4,271,933	3,782,416
Loss ratio	60.2%	61.3%
Expense ratio	31.6	32.7
GAAP combined ratio	91.8	94.0
Insurance-International
Gross premiums written	$984,271	$898,776
Net premiums written	828,076	756,185
Net premiums earned	802,375	723,151
Loss ratio	62.8%	59.4%
Expense ratio	40.0	39.0
GAAP combined ratio	102.8	98.4
Reinsurance-Global
Gross premiums written	$694,888	$808,562
Net premiums written	651,284	749,601
Net premiums earned	670,110	720,970
Loss ratio	62.0%	62.2%
Expense ratio	34.0	34.8
GAAP combined ratio	96.0	97.0
Consolidated
Gross premiums written	$7,062,838	$6,511,091
Net premiums written	5,996,947	5,500,173
Net premiums earned	5,744,418	5,226,537
Loss ratio	60.8%	61.2%
Expense ratio	33.0	33.9
GAAP combined ratio	93.8	95.1

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2014 and 2013.

(In thousands, except per share data)	2014	2013
Net income to common stockholders	$648,884	$499,925
Weighted average diluted shares	133,652	140,743
Net income per diluted share	$4.86	$3.55
The Company reported net income of $649 million in 2014 compared to $500 million in 2013. The 30% increase in net income was primarily due to increases in after-tax net investment gains of $92 million, after-tax underwriting income of $64 million and after-tax net investment income of $16 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2014 and 2013.
Premiums. Gross premiums written were $7,063 million in 2014, an increase of 8% from $6,511 million in 2013. The growth was due to a combination of rate increases and increased exposures. Approximately 79% of policies expiring in 2014 were renewed, compared with a 76% renewal retention rate for policies expiring in 2013.
Average renewal premium rates (adjusted for change in exposures) increased 6.8% in 2012, 6.5% in 2013 and 3.4% in 2014. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2014 compared with 2013 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 12% to $5,384 million in 2014 from $4,804 million in 2013. Gross premiums increased $169 million (13%) for workers' compensation, $160 million (10%) for other liability, $120 million (11%) for short-tail lines, $85 million (22%) for professional liability and $46 million (9%) for commercial auto.

•
Insurance-International gross premiums increased 10% to $984 million in 2014 from $899 million in 2013. Gross premiums increased $77 million (16%) for short-tail lines, $21 million (23%) for other liability and $10 million (9%) for professional liability and decreased $13 million (15%) for workers' compensation and $10 million (8%) for commercial auto. In local currency terms, gross premiums increased 17%.

•
Reinsurance-Global gross premiums decreased 14% to $695 million in 2014 from $809 million in 2013. Gross premiums written decreased $66 million (12%) for casualty lines and $48 million (17%) for property lines.

Net premiums written were $5,997 million in 2014, an increase of 9% from $5,500 million in 2013. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2014 and 16% in 2013. The decrease in the percentage of business ceded was due to changes in the reinsurance terms and costs.
Premiums earned increased 10% to $5,744 million in 2014 from $5,227 million in 2013. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly we expect recent rate increases will be earned over the upcoming quarters. Premiums earned in 2014 are related to business written during both 2014 and 2013. Audit premiums were $118 million in 2014 compared with $120 million in 2013.

Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2014 and 2013:

	Amount		Average Annualized Yield
(In thousands)	2014	2013	2014	2013
Fixed maturity securities, including cash and cash equivalents and loans receivable	$439,489	$442,287	3.4%	3.5%
Investment funds	131,649	67,712	12.7	8.0
Arbitrage trading account	22,438	20,431	3.9	4.2
Real estate	10,228	12,498	1.5	2.0
Equity securities available for sale	6,726	11,380	3.7	3.8
Gross investment income	610,530	554,308	3.9	3.7
Investment expenses	(9,645)	(10,017)
Total	$600,885	$544,291	3.9%	3.7%
Net investment income increased 10% to $601 million in 2014 from $544 million in 2013 primarily due to an increase in income from investment funds, including aviation and rail equipment funds, real estate funds and energy funds. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities declined to 3.4% from 3.5% due to lower long-term reinvestment yields available in the market. The average duration of the fixed maturity portfolio was 3.2 years at December 31, 2014 compared with 3.3 years at December 31, 2013. Average invested assets, at cost (including cash and cash equivalents), were $15.6 billion in 2014 and $14.8 billion in 2013.
Based on information received from energy fund managers, the Company expects to report losses from energy funds of $22 million pre-tax, or $14 million after-tax, in the first quarter of 2015. The Company expects the energy fund losses will be partially offset by earnings from other investment funds.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees increased to $117 million in 2014 from $108 million in 2013 primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $255 million in 2014 compared with $128 million in 2013. Realized gains in 2014 were related primarily to the sale of real estate, investment funds and fixed income and equity securities and included an $86 million gain from the sale of a commercial office building in London, England and a gain of $39 million resulting from an initial public offering by one of the Company's private equity investees.
Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. There were no other-than-temporary impairments in 2014 compared with $6 million in 2013.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from wholly-owned investees increased to $410 million in 2014 from $408 million in 2013.
Losses and Loss Expenses. Losses and loss expenses increased to $3,491 million in 2014 from $3,197 million in 2013. The consolidated loss ratio was 60.8% in 2014 and 61.2% in 2013. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $87 million in 2014 compared with $65 million in 2013, an increase of 0.3 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $85 million in 2014 compared with $98 million in 2013, a difference of 0.3 loss ratio points (see Critical Accounting Estimates, Reserves for Losses and Loss Expenses). The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.0 points to 60.8% in 2014 from 61.8% in 2013. A summary of loss ratios in 2014 compared with 2013 by business segment follows:

•
Insurance-Domestic - The loss ratio of 60.2% in 2014 was 1.1 points lower than the loss ratio of 61.3% in 2013. Catastrophe losses were $65 million in 2014 compared with $38 million in 2013, an increase of 0.5 loss ratio points. Favorable prior year reserve development was $92 million in 2014 compared with $71 million in 2013, a difference of 0.3 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.4 points to 60.8% in 2014 from 62.2% in 2013.

•
Insurance-International - The loss ratio of 62.8% in 2014 was 3.4 points higher than the loss ratio of 59.4% in 2013. Catastrophe losses were $20 million in 2014 compared with $11 million in 2013, an increase of 0.9 loss ratio points. Adverse prior year reserve development was $23 million in 2014 compared with $12 million in 2013, a difference of 1.2 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.3 points to 57.4% in 2014 from 56.1% in 2013.

•
Reinsurance-Global - The loss ratio of 62.0% in 2014 was 0.2 points lower than the loss ratio of 62.2% in 2013. Catastrophe losses were $2 million in 2014 compared with $16 million in 2013, a decrease of 1.9 loss ratio points. Favorable prior year reserve development was $16 million in 2014 compared with $39 million in 2013, a difference of 3.0 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.3 points to 64.1% in 2014 from 65.4% in 2013.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2014	2013
Underwriting expenses	$1,896,530	$1,771,128
Service expenses	102,726	88,662
Net foreign currency gains	(27)	(10,120)
Debt extinguishment costs	—	6,709
Other costs and expenses	158,227	144,305
Total	$2,157,456	$2,000,684
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 7% compared with an increase in net premiums earned of 10%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.0% in 2014, down from 33.9% in 2013, primarily due to higher earned premiums and to the impact of expense reduction initiatives.
Service expenses, which represent the costs associated with the fee-based businesses, increased 16% to $103 million. The increase was due to an increase in general and administrative expenses and to additional costs associated with new programs.
Net foreign currency gains of $27,000 in 2014 (compared with $10 million in 2013) resulted from transactions denominated in a currencies other than an operating unit’s functional currency.
Debt extinguishment costs of $7 million in 2013 related to the prepayment of subordinated debentures that were due in 2045 and were prepaid in May 2013.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses increased to $158 million in 2014 from $144 million in 2013 due primarily to an increase in general and administrative expenses, including employment costs and benefits.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from wholly-owned investees were $401 million in 2014 compared to $389 million in 2013, primarily due to start-up costs from a new business operation.
Interest Expense. Interest expense was $128 million in 2014 compared with $123 million in 2013. In May 2013, the Company issued $350 million of 5.625% subordinated debentures due 2053 and prepaid $250 million of 6.750% subordinated debentures that were due in 2045. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds will be used to repay $200 million of 5.60% senior notes that are due on May 15, 2015. In addition, the Company assumed $71 million of debt in conjunction with the acquisition of an office building in West Palm Beach, Florida, that matures in August 2015.
Income Taxes. The effective income tax rate was 32% in 2014 compared to 28% in 2013. The lower tax rate in 2013 was due, in part, to the utilization of foreign tax credits. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income. Tax exempt investment income comprised a lower portion of the 2014 pre-tax income and as such had a lesser impact on the effective tax rate for 2014 compared with 2013.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $58 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries.

However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.1 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Years Ended December 31, 2013 and 2012
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2013 and 2012. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

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

•
Insurance-International gross premiums increased 12% to $899 million in 2013 from $802 million in 2012. Gross premiums increased $69 million (17%) for short-tail lines, $36 million (62%) for other liability and $2 million (3%) for workers' compensation and decreased $5 million (4%) for professional liability and $5 million (3%) for commercial auto.

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
Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2013 and 2012:

	Amount		Average Annualized Yield
(In thousands)	2013	2012	2013	2012
Fixed maturity securities, including cash and cash equivalents and loans receivable	$442,287	$479,035	3.5%	3.7%
Investment funds	67,712	77,015	8.0	11.4
Arbitrage trading account	20,431	8,286	4.2	2.8
Real estate	12,498	12,097	2.0	3.0
Equity securities available for sale	11,380	16,419	3.8	4.4
Gross investment income	554,308	592,852	3.7	4.1
Investment expenses	(10,017)	(6,089)
Total	$544,291	$586,763	3.7%	4.0
Net investment income decreased 7% to $544 million in 2013 from $587 million in 2012 primarily due to a decrease in income from fixed maturity securities. The average annualized yield for fixed maturity securities declined from 3.7% to 3.5% due to lower long-term reinvestment yields available in the market and to a shortening of the average duration of the fixed maturity portfolio from 3.4 years at December 31, 2012 to 3.3 years at December 31, 2013. Average invested assets, at cost (including cash and cash equivalents), were $14.8 billion in 2013 and $14.5 billion in 2012.
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

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations. Due to the historically low fixed maturity investment returns, the Company has increasingly invested in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the investment portfolio was 3.2 years and 3.3 years at December 31, 2014 and 2013, respectively. The Company’s investment portfolio and investment-related assets as of December 31, 2014 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$803,388	5.2%
State and municipal:
Special revenue	2,395,424	15.4
State general obligation	741,429	4.8
Pre-refunded (1)	541,183	3.5
Corporate backed	431,355	2.8
Local general obligation	326,506	2.1
Total state and municipal	4,435,897	28.5
Mortgage-backed securities:
Agency	1,019,165	6.5
Commercial	76,037	0.5
Residential-Prime	151,367	1.0
Residential-Alt A	72,345	0.5
Total mortgage-backed securities	1,318,914	8.5
Corporate:
Industrial	1,718,799	11.0
Asset-backed	2,025,927	13.0
Financial	1,176,206	7.5
Utilities	196,542	1.3
Other	87,661	0.6
Total corporate	5,205,135	33.4
Foreign government	941,826	6.0
Total fixed maturity securities	12,705,160	81.5
Equity securities available for sale:
Common stocks	76,346	0.5
Preferred stocks	94,645	0.6
Total equity securities available for sale	170,991	1.1
Investment funds	1,211,401	7.8
Real estate	731,612	4.7
Arbitrage trading account	450,648	2.9
Loans receivable	322,012	2.1
Total investments	$15,591,824	100.0%
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
At December 31, 2014, investments in foreign government fixed maturity securities were as follows:

(In thousands)	Carrying Value
Australia	$234,645
United Kingdom	204,160
Canada	155,368
Argentina	129,572
Brazil	57,925
Germany	57,599
Supranational (1)	48,710
Norway	43,784
Singapore	6,507
Uruguay	3,556
Total	$941,826
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction & Development.
Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At December 31, 2014, the carrying value of investment funds was $1,211 million, including investments in real estate funds of $467 million, hedged equity funds of $282 million and investments in energy funds of $152 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2014, real estate properties in operation included a long-term ground lease in Washington D.C. and an office building in West Palm Beach, Florida. In addition, there are three properties under development: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an amortized cost of $322 million and an aggregate fair value of $325 million at December 31, 2014. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of December 31, 2014. Loans receivable include real estate loans of $243 million that are secured by commercial real estate located primarily in Arizona, Illinois, Maryland, New York, North Carolina, Texas and Virginia. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $79 million that are secured by business assets. Commercial loans have fixed interest rates and varying maturities not exceeding 10 years.

Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities decreased to $735 million in 2014 from $820 million in 2013. The decrease in cash flow was due primarily to a decrease in cash flow from reinsurance and other underwriting activities and an increase in income taxes paid. Paid losses as a percent of earned premiums were 54% in 2014 compared with 55% in 2013.

As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. Maximum amounts of dividends that our insurance companies can pay without regulatory approval are prescribed by statute. During 2015, the maximum amount of dividends which can be paid without regulatory approval is approximately $631 million. The ability of the holding company to service its debt obligations is limited by the ability of its insurance subsidiaries to pay dividends. In the event dividends, tax payments and management fees available to the holding company were inadequate to service its debt obligations, the Company would need to raise capital, sell assets or restructure its debt obligations.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally has targeted an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 81% invested in cash, cash equivalents and marketable fixed income securities as of December 31, 2014. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2014, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,456 million and a face amount of $2,481 million. The maturities of the outstanding debt are $276 million in 2015, $33 million in 2016, $42 million in 2017, $450 million in 2019, $300 million in 2020, $427 million in 2022, $1 million in 2023, $2 million in 2029, $250 million in 2037, $350 in 2044 and $350 million in 2053.
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
Equity. The Company repurchased 5,816,468, 3,924,355, and 3,428,175 shares of its common stock in 2014, 2013 and 2012, respectively. The aggregate cost of the repurchases was $239 million in 2014, $166 million in 2013, and $128 million in 2012. At December 31, 2014, total common stockholders’ equity was $4.6 billion, common shares outstanding were 126,749,000 and stockholders’ equity per outstanding share was $36.21.
Total Capital. Total capitalization (equity, senior notes and other debt and subordinated debentures) was $7 billion at December 31, 2014. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 35% at December 31, 2014 and 32% at December 31, 2013.

Federal and Foreign Income Taxes

The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2014, the Company had a deferred gross tax asset of $448 million (which primarily relates to loss and loss expense reserves and unearned premium reserves) and a gross deferred tax liability of $485 million (which primarily relates to deferred policy acquisition costs and unrealized investment gains). The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $58 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.1 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Reinsurance

The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect it against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with substantial and financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:

•
Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2015: The Company’s property per risk reinsurance generally covers losses between $2 million and $50 million. The Company’s catastrophe excess of loss reinsurance program provides protection for net losses between $30 million and $305 million for the majority of business written by its U.S. companies and its Lloyd's syndicate. The Company has separate catastrophe excess of loss reinsurance for business written through Lloyd’s that provides protection for losses between $20 million and $60 million for events in North America. The Company’s catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.

•
Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds. A significant casualty treaty in effect as of January 1, 2015 provides protection for losses from single events with claims from two or more claimants or insureds. This treaty provides protection for losses between $2.5 million and $65 million for casualty business. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $5 million and $125 million. For excess workers’ compensation business, such coverage is generally in place for losses between $175 million and $245 million.

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

Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2014:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Earned premiums	$1,030,666	$959,537	$821,347
Losses and loss expenses	475,802	556,108	528,018

Ceded earned premiums increased 7% in 2014 to $1,031 million. The increase was less than the increase in direct and assumed earned premiums of 9% due primarily to slower growth in assigned risk plan business, which is fully reinsured. The ceded losses and loss expenses ratio decreased 12 points to 46% in 2014 from 58% in 2013.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2014. Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $1 million in the aggregate.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:
Munich Re	AA-		$141,489
Lloyd's of London	A+		109,976
Swiss Re	AA-		101,308
Alleghany Group	A+		97,300
Partner Re	A+		70,756
Axis Capital	A+		63,352
Berkshire Hathaway	A++		48,804
Ace Group	AA-		44,215
Hannover Re Group	AA-		43,207
Everest Re	A+		41,749
Arch Capital Group	A+		23,453
Other reinsurers:
Rated A- or better			143,493
Secured (2)			40,122
All others			28,655
Subtotal			997,879
Residual market pools (3)			505,562
Total			$1,503,441
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

Contractual Obligations

Following is a summary of the Company's contractual obligations as of December 31, 2014:

(In thousands)
Estimated Payments By Periods	2015	2016	2017	2018	2019	Thereafter
Gross reserves for losses	$2,636,692	$1,825,725	$1,362,022	$1,000,854	$739,210	$3,615,729
Operating lease obligations	41,210	36,547	32,336	27,012	23,344	78,517
Purchase obligations	262,796	142,438	129,221	42,711	37,800	16,000
Subordinated debentures	—	—	—	—	—	350,000
Debt maturities	275,650	33,533	42,514	—	450,000	1,329,028
Interest payments	130,222	124,220	123,039	122,397	112,484	2,068,498
Other long-term liabilities	61,579	4,688	4,269	3,934	3,637	40,989
Total	$3,408,149	$2,167,151	$1,693,401	$1,196,908	$1,366,475	$7,498,761

The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2014. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns. The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, as of December 31, 2014, the Company had commitments to invest up to $242 million in certain investment funds. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $13 million as of December 31, 2014. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.2 and 3.3 years at December 31, 2014 and 2013, respectively.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

The following table outlines the groups of fixed maturity securities and their average duration at December 31, 2014:

	Effective
	Duration
(Dollars in thousands)	(Years)	Fair Value
Cash and cash equivalents	—	$674,441
U. S. government securities	3.7	803,388
State and municipal	4.3	4,453,398
Corporate	2.7	5,205,426
Foreign government	2.7	941,826
Mortgage-backed securities	3.2	1,321,768
Loans receivable	2.5	325,219
Total	3.2	$13,725,466

Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2014 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$12,385,952	$(1,339,514)
200 basis point rise	12,823,926	(901,540)
100 basis point rise	13,271,448	(454,018)
Base scenario	13,725,466	—
100 basis point decline	14,176,637	451,171
200 basis point decline	14,610,529	885,063
300 basis point decline	15,007,036	1,281,570

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W. R. Berkley Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W. R. Berkley Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/S/ KPMG LLP
New York, New York
February 27, 2015

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012
REVENUES:
Net premiums written	$5,996,947	$5,500,173	$4,898,539
Change in net unearned premiums	(252,529)	(273,636)	(225,023)
Net premiums earned	5,744,418	5,226,537	4,673,516
Net investment income	600,885	544,291	586,763
Insurance service fees	117,443	107,513	103,133
Net investment gains:
Net realized gains on investment sales	254,852	127,586	201,451
Other-than-temporary impairments and change in valuation allowance	—	(6,042)	9,014
Net investment gains	254,852	121,544	210,465
Revenues from wholly-owned investees	410,022	407,623	247,113
Other income	1,308	1,026	2,564
Total revenues	7,128,928	6,408,534	5,823,554
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	3,490,567	3,197,024	2,948,479
Other operating costs and expenses	2,157,456	2,000,684	1,799,623
Expenses from wholly-owned investees	400,535	388,761	247,222
Interest expense	128,174	123,177	126,302
Total operating costs and expenses	6,176,732	5,709,646	5,121,626
Income before income taxes	952,196	698,888	701,928
Income tax expense	(302,593)	(193,587)	(191,285)
Net income before noncontrolling interests	649,603	505,301	510,643
Noncontrolling interests	(719)	(5,376)	(51)
Net income to common stockholders	$648,884	$499,925	$510,592
NET INCOME PER SHARE:
Basic	$5.07	$3.69	$3.72
Diluted	$4.86	$3.55	$3.56

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net income before noncontrolling interests	$649,603	$505,301	$510,643
Other comprehensive income:
Change in unrealized translation adjustments	(62,125)	(23,848)	24,563
Change in unrealized investment gains (losses), net of taxes	49,666	(261,064)	87,316
Change in unrecognized pension obligation, net of taxes	6,651	8,700	(1,022)
Other comprehensive income (loss)	(5,808)	(276,212)	110,857
Comprehensive income	643,795	229,089	621,500
Comprehensive income to the noncontrolling interest	(752)	(5,404)	(128)
Comprehensive income to common shareholders	$643,043	$223,685	$621,372

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2014	2013
Assets
Investments:
Fixed maturity securities	$12,705,160	$11,616,844
Investment funds	1,211,401	1,067,495
Real estate	731,612	715,242
Arbitrage trading account	450,648	522,128
Loans receivable	322,012	343,583
Equity securities available for sale	170,991	283,338
Total investments	15,591,824	14,548,630
Cash and cash equivalents	674,441	839,738
Premiums and fees receivable	1,651,088	1,557,480
Due from reinsurers	1,503,441	1,533,103
Deferred policy acquisition costs	488,525	452,101
Prepaid reinsurance premiums	395,748	367,803
Trading account receivable from brokers and clearing organizations	371,034	304,936
Property, furniture and equipment	332,098	339,448
Goodwill	150,944	110,146
Accrued investment income	120,367	118,329
Deferred federal and foreign income taxes	—	20,120
Current federal and foreign income taxes	67,623	24,737
Other assets	369,558	335,225
Total assets	$21,716,691	$20,551,796
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,369,701	$10,080,941
Unearned premiums	3,026,732	2,781,437
Due to reinsurers	237,270	276,755
Trading account securities sold but not yet purchased	106,079	162,278
Deferred federal and foreign income taxes	37,452	—
Other liabilities	859,736	848,749
Senior notes and other debt	2,115,527	1,692,442
Subordinated debentures	340,060	339,800
Total liabilities	17,092,557	16,182,402
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 126,748,836 and 132,233,167 shares, respectively	47,024	47,024
Additional paid-in capital	991,512	967,440
Retained earnings	5,732,410	5,265,015
Accumulated other comprehensive income	183,550	189,391
Treasury stock, at cost, 108,369,082 and 102,884,751 shares, respectively	(2,364,551)	(2,132,835)
Total common stockholders’ equity	4,589,945	4,336,035
Noncontrolling interests	34,189	33,359
Total equity	4,624,134	4,369,394
Total liabilities and equity	$21,716,691	$20,551,796
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(In thousands)	2014	2013	2012
COMMON STOCK:
Beginning and end of period	$47,024	$47,024	$47,024
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$967,440	$945,166	$941,109
Stock options exercised and restricted units issued including tax benefit	(4,485)	(1,143)	(22,125)
Restricted stock units expensed	27,966	22,881	25,728
Stock issued	591	536	454
End of period	$991,512	$967,440	$945,166
RETAINED EARNINGS:
Beginning of period	$5,265,015	$4,817,807	$4,491,162
Net income to common stockholders	648,884	499,925	510,592
Dividends	(181,489)	(52,717)	(183,947)
End of period	$5,732,410	$5,265,015	$4,817,807
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$256,566	$517,658	$430,419
Unrealized gains (losses) on securities not other-than-temporarily impaired	49,071	(261,791)	84,229
Unrealized gains on other-than-temporarily impaired securities	562	699	3,010
End of period	306,199	256,566	517,658
Currency translation adjustments:
Beginning of period	(60,524)	(36,676)	(61,239)
Net change in period	(62,125)	(23,848)	24,563
End of period	(122,649)	(60,524)	(36,676)
Net pension asset:
Beginning of period	(6,651)	(15,351)	(14,329)
Net change in period	6,651	8,700	(1,022)
End of period	—	(6,651)	(15,351)
Total accumulated other comprehensive income	$183,550	$189,391	$465,631
TREASURY STOCK:
Beginning of period	$(2,132,835)	$(1,969,411)	$(1,880,790)
Stock exercised/vested	6,623	2,452	45,253
Stock issued	594	597	581
Stock repurchased	(238,933)	(166,473)	(134,455)
End of period	$(2,364,551)	$(2,132,835)	$(1,969,411)
NONCONTROLLING INTERESTS:
Beginning of period	$33,359	$29,249	$7,526
Acquisition of noncontrolling interest	78	(1,294)	21,595
Net income	719	5,376	51
Other comprehensive income, net of tax	33	28	77
End of period	$34,189	$33,359	$29,249
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2014	2013	2012
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$648,884	$499,925	$510,592
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(254,852)	(121,544)	(210,465)
Depreciation and amortization	88,836	103,090	103,419
Noncontrolling interests	719	5,376	51
Investment funds	(131,649)	(67,712)	(77,015)
Stock incentive plans	28,068	23,784	26,763
Change in:
Arbitrage trading account	(50,817)	(10,324)	(1,424)
Premiums and fees receivable	(104,174)	(138,027)	(228,756)
Reinsurance accounts	(33,445)	(171,263)	(216,968)
Deferred policy acquisition costs	(42,789)	(52,124)	(38,656)
Current income taxes	(40,935)	(45,613)	5,914
Deferred income taxes	30,812	56,281	13,240
Reserves for losses and loss expenses	376,617	372,002	406,763
Unearned premiums	277,826	323,160	279,986
Other	(58,254)	42,787	102,014
Net cash from operating activities	734,847	819,798	675,458
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	633,459	1,344,707	838,576
Proceeds from sale of equity securities	113,251	267,554	409,610
Distributions from (contributions to) investment funds	69,319	(236,580)	77,930
Proceeds from maturities and prepayments of fixed maturity securities	2,605,839	2,718,156	2,291,105
Purchase of fixed maturity securities	(4,292,165)	(4,198,135)	(3,617,002)
Purchase of equity securities	(31,207)	(156,557)	(284,991)
Real estate purchased	(213,159)	(107,352)	(256,386)
Proceeds from sale of real estate	343,723	—	—
Change in loans receivable	21,608	(30,974)	(124,776)
Net additions to property, furniture and equipment	(41,958)	(63,150)	(40,556)
Change in balances due from security brokers	32,617	(26,155)	(25,799)
Cash distributed in connection with business	15,783	—	—
Payment for business purchased, net of cash acquired	(65,421)	(56,878)	(42,779)
Net cash used in investing activities	(808,311)	(545,364)	(775,068)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of debt	354,012	346,822	369,291
Net proceeds from stock options exercised	—	53	7,660
Repayment of senior notes and other debt	(3,700)	(465,389)	—
Cash dividends to common stockholders	(181,489)	(52,717)	(183,947)
Purchase of common treasury shares	(238,933)	(166,473)	(127,663)
Other	337	7,442	31,851
Net cash from (used in) financing activities	(69,773)	(330,262)	97,192
Net impact on cash due to change in foreign exchange rates	(22,060)	(10,104)	(3,654)
Net decrease in cash and cash equivalents	(165,297)	(65,932)	(6,072)
Cash and cash equivalents at beginning of year	839,738	905,670	911,742
Cash and cash equivalents at end of year	$674,441	$839,738	$905,670
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2014, 2013 and 2012

(1)    Summary of Significant Accounting Policies

(A) Principles of consolidation and basis of presentation

The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2013 and 2012 financial statements to conform to the presentation of the 2014 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. The most significant items on our balance sheet that involve a greater degree of accounting estimates that are subject to change in the future are the valuation of investments, other-than-temporary impairments, loss and loss adjustment expense reserves and premium estimates. Actual results could differ from those estimates.

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

Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased net premiums written and premiums earned by $9 million, $12 million and $7 million in 2014, 2013 and 2012, respectively.

Revenues from wholly-owned investees are derived from aircraft services provided to the general, commercial and military aviation markets. These services include (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenue is recognized upon the shipment of parts, the delivery of aircraft, the delivery of fuel, and upon completion of services.

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

Equity and fixed maturity securities that the Company purchased with the intent to sell in the near-term are classified as trading account securities and are reported at estimated fair value. Realized and unrealized gains and losses from trading activity are reported as net investment income and are recorded at the trade date. Short sales and short call options are presented as trading securities sold but not yet purchased. Unsettled trades and the net margin balances held by the clearing broker are presented as a trading account receivable from brokers and clearing organizations.

Investment funds are carried under the equity method of accounting. For certain investment funds, the Company's share of the earnings or losses is reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

Loans receivable primarily represent commercial real estate mortgage loans and bank loans and are carried at amortized cost. The Company monitors the performance of its loans receivable and establishes an allowance for loan losses for loans where the Company determines it is probable that the contractual terms will not be met, with a corresponding charge to earnings. For loans that are evaluated individually and deemed to be impaired, the Company establishes a specific allowance based on a discounted cash flow analysis and comparable cost and sales methodologies, if appropriate. Individual loans that are not considered impaired and smaller-balance homogeneous loans are evaluated collectively and a general allowance is established if it is considered probable that a loss has been incurred.

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

(I) Deposit accounting

Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $68 million and $72 million at December 31, 2014 and 2013, respectively.

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

(L) Property, furniture and equipment

Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $44 million, $38 million and $38 million for 2014, 2013 and 2012, respectively.

(M) Comprehensive income

Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities, unrealized foreign currency translation adjustments and changes in unrecognized pension obligations.

(N) Goodwill and other intangible assets

Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2014 indicated that there were no impairment losses related to goodwill and other intangible assets. Intangible assets of $96 million and $72 million are included in other assets as of December 31, 2014 and 2013, respectively.

(O) Stock options

The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method.

(P) Statements of cash flows

Interest payments were $120 million, $125 million and $119 million in 2014, 2013 and 2012, respectively. Income taxes paid were $314 million, $186 million and $133 million in 2014, 2013 and 2012, respectively. Other non-cash items include acquisitions, unrealized investment gains and losses and pension expense. (See Note 2, Note 11 and Note 25 of Notes to Consolidated Financial Statements.)
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

(2) Acquisitions / Dispositions
In 2014, the Company acquired a specialty property and casualty insurance distribution company for $83 million. The fair values of the assets acquired and liabilities assumed have been estimated based on a valuation prepared by a third party. The estimated useful lives of the intangible assets acquired range from 7 years to 15 years, with approximately $10 million having an indefinite life.
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
In 2014, the Company sold an aviation-related business for $16 million. The business had a net carrying value of $15 million, comprised of $7 million of goodwill, $6 million of other assets, $4 million of furniture and equipment and $2 million of liabilities.
The following table summarizes the estimated fair value of net assets acquired and liabilities assumed for business combinations completed in 2014 and 2013:

(In thousands)	2014	2013

Cash and cash equivalents	$17,457	$3,911
Real estate, furniture and equipment	669	898
Goodwill and other intangibles assets	79,646	64,464
Premium and service fee receivable	24,432	—
Other assets	2,590	60,661
Total assets acquired	124,794	129,934
Deferred federal income tax	(7,107)	—
Debt	—	(27,612)
Other liabilities assumed	(34,809)	(17,076)
Net assets acquired	$82,878	$85,246

(3) Consolidated Statement of Comprehensive Income (Loss)
The following table presents the components of the changes in accumulated other comprehensive income (loss) (AOCI) as of and for the year ended December 31, 2014:

(In thousands)	Unrealized investment gains (losses)		Currency translation adjustments	Net pension asset		Accumulated other comprehensive income (loss)
Changes in AOCI
Beginning of period	$256,566		$(60,524)	$(6,651)		$189,391
Other comprehensive income (loss) before reclassifications	98,294		(62,125)	—		36,169
Amounts reclassified from AOCI	(48,628)		—	6,651		(41,977)
Other comprehensive income (loss)	49,666		(62,125)	6,651		(5,808)
Unrealized investment gain related to non-controlling interest	(33)		—	—		(33)
Ending balance	$306,199		$(122,649)	$—		$183,550
Amounts reclassified from AOCI
Pre-tax	$(74,812)	(1)	$—	$10,232	(3)	$(64,580)
Tax effect	26,184	(2)	—	(3,581)	(2)	22,603
After-tax amounts reclassified	$(48,628)		$—	$6,651		$(41,977)
Other comprehensive income (loss)
Pre-tax	$72,889		$(62,125)	$10,232		$20,996
Tax effect	(23,223)		—	(3,581)		(26,804)
Other comprehensive income (loss)	$49,666		$(62,125)	$6,651		$(5,808)
The following table presents the components of the changes in accumulated other comprehensive income (loss) (AOCI) as of and for the year ended December 31, 2013:

(In thousands)	Unrealized investment gains (losses)		Currency translation adjustments	Net pension asset		Accumulated other comprehensive income (loss)
Changes in AOCI
Beginning of period	$517,658		$(36,676)	$(15,351)		$465,631
Other comprehensive income (loss) before reclassifications	(193,188)		(23,848)	—		(217,036)
Amounts reclassified from AOCI	(67,876)		—	8,700		(59,176)
Other comprehensive income (loss)	(261,064)		(23,848)	8,700		(276,212)
Unrealized investment gain related to non-controlling interest	(28)		—	—		(28)
Ending balance	$256,566		$(60,524)	$(6,651)		$189,391
Amounts reclassified from AOCI
Pre-tax	$(104,425)	(1)	$—	$13,387	(3)	$(91,038)
Tax effect	36,549	(2)	—	(4,687)	(2)	31,862
After-tax amounts reclassified	$(67,876)		$—	$8,700		$(59,176)
Other comprehensive income (loss)
Pre-tax	$(401,637)		$(23,848)	$13,387		$(412,098)
Tax effect	140,573		—	(4,687)		135,886
Other comprehensive income (loss)	$(261,064)		$(23,848)	$8,700		$(276,212)
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.
(3) Other operating costs and expenses in the consolidated statements of income.

(4) Investments in Fixed Maturity Securities
At December 31, 2014 and 2013, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2014
Held to maturity:
State and municipal	$72,901	$17,501	$—	$90,402	$72,901
Residential mortgage-backed securities	23,278	2,854	—	26,132	23,278
Corporate	4,998	291	—	5,289	4,998
Total held to maturity	101,177	20,646	—	121,823	101,177
Available for sale:
U.S. government and government agency	773,192	33,353	(3,157)	803,388	803,388
State and municipal	4,137,866	229,150	(4,020)	4,362,996	4,362,996
Mortgage-backed securities:
Residential(1)	1,201,924	27,124	(9,449)	1,219,599	1,219,599
Commercial	74,479	1,610	(52)	76,037	76,037
Corporate	5,036,958	187,960	(24,781)	5,200,137	5,200,137
Foreign government	897,668	62,223	(18,065)	941,826	941,826
Total available for sale	12,122,087	541,420	(59,524)	12,603,983	12,603,983
Total investment in fixed maturity securities	$12,223,264	$562,066	$(59,524)	$12,725,806	$12,705,160

December 31, 2013
Held to maturity:
State and municipal	$68,929	$11,172	$—	$80,101	$68,929
Residential mortgage-backed securities	27,393	3,311	—	30,704	27,393
Corporate	4,998	417	—	5,415	4,998
Total held to maturity	101,320	14,900	—	116,220	101,320
Available for sale:
U.S. government and government agency	858,319	34,522	(7,982)	884,859	884,859
State and municipal	4,085,791	162,330	(29,837)	4,218,284	4,218,284
Mortgage-backed securities:
Residential(1)	1,248,693	25,895	(25,941)	1,248,647	1,248,647
Commercial	76,454	5,670	(988)	81,136	81,136
Corporate	4,076,585	156,256	(30,100)	4,202,741	4,202,741
Foreign government	844,469	51,674	(16,286)	879,857	879,857
Total available for sale	11,190,311	436,347	(111,134)	11,515,524	11,515,524
Total investment in fixed maturity securities	$11,291,631	$451,247	$(111,134)	$11,631,744	$11,616,844
_______________________________________

(1)
Gross unrealized losses for mortgage-backed securities include $1,095,671 and $1,961,247, as of December 31, 2014 and 2013, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$884,831	$895,004
Due after one year through five years	3,953,003	4,119,946
Due after five years through ten years	3,600,155	3,790,402
Due after ten years	2,485,594	2,598,686
Mortgage-backed securities	1,299,681	1,321,768
Total	$12,223,264	$12,725,806
At December 31, 2014 and 2013, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2014, investments with a carrying value of $1,151 million were on deposit in custodial or trust accounts, of which $906 million was on deposit with state insurance departments, $188 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $44 million was on deposit as security for reinsurance clients and $13 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(5)	Investments in Equity Securities Available for Sale
At December 31, 2014 and 2013, investments in equity securities available for sale were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2014
Common stocks	$69,870	$11,929	$(5,453)	$76,346	$76,346
Preferred stocks	90,425	8,385	(4,165)	94,645	94,645
Total	$160,295	$20,314	$(9,618)	$170,991	$170,991

December 31, 2013
Common stocks	$118,536	$42,239	$—	$160,775	$160,775
Preferred stocks	85,091	43,791	(6,319)	122,563	122,563
Total	$203,627	$86,030	$(6,319)	$283,338	$283,338

(6) Arbitrage Trading Account
At December 31, 2014 and 2013, the fair value and carrying value of the arbitrage trading account were $451 million and $522 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes arbitrage investments less vulnerable to changes in general financial market conditions.
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of December 31, 2014, the fair value of long option contracts outstanding was $8 million (notional amount of $133 million) and the fair value of short option contracts outstanding was $2 million (notional amount of $106 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(7)	Net Investment Income
Net investment income consists of the following:

(In thousands)	2014	2013	2012
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$439,489	$442,287	$479,035
Equity securities available for sale	6,726	11,380	16,419
Investment funds	131,649	67,712	77,015
Arbitrage trading account	22,438	20,431	8,286
Real estate	10,228	12,498	12,097
Gross investment income	610,530	554,308	592,852
Investment expense	(9,645)	(10,017)	(6,089)
Net investment income	$600,885	$544,291	$586,763

(8) Investment Funds
Investment funds consist of the following:

	Carrying Value as of December 31,		Income
(In thousands)	2014	2013	2014	2013	2012
Real estate	$466,703	$378,435	$26,233	$9,315	$30,196
Energy	152,056	155,026	12,797	29,739	33,146
Hedged equity	282,335	271,575	10,760	7,655	5,912
Other funds	310,307	262,459	81,859	21,003	7,761
Total	$1,211,401	$1,067,495	$131,649	$67,712	$77,015
Other funds include private equity investments carried on the equity method of accounting, which includes a publicly traded common stock investment in HealthEquity, Inc. (HQY). Our ownership interest in HQY as of December 31, 2014 is 28.1%, with a fair value of $392 million and a carrying value of $45 million.

(9)	Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2014	2013
Properties in operation	$196,980	$283,393
Properties under development	534,632	431,849
Total	$731,612	$715,242

In 2014, properties in operation included a long-term ground lease in Washington, D.C. and an office building in West Palm Beach, Florida. Properties in operation in 2013 included an office building located in London which was sold during 2014. Properties in operation are net of accumulated depreciation and amortization of $1,609,000 and $17,827,000 as of December 31, 2014 and 2013, respectively. Related depreciation expense was $4,808,000 and $7,474,000 for the years ended December 31, 2014 and 2013, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $11,379,000 in 2015, $11,457,000 in 2016, $11,500,000 in 2017, $10,833,000 in 2018, $7,839,000 in 2019 and $336,653,000 thereafter.

Properties under development represent the following: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.

(10) Loans Receivable
Loans receivable are as follows:

	As of December 31,
(In thousands)	2014	2013
Amortized cost:
Real estate loans	$243,407	$282,357
Commercial loans	78,605	61,226
Total	$322,012	$343,583

Fair value:
Real estate loans	$245,112	$284,017
Commercial loans	80,107	62,729
Total	$325,219	$346,746

Valuation allowance:
Specific	$115	$—
General	2,371	2,087
Total	$2,486	$2,087

	For the Year Ended December 31,
	2014	2013
Increase in valuation allowance	$398	$308
Loans receivable in non-accrual status as of December 31, 2014 was $14.2 million, primarily resulting from the transfer of such loans to held-for-sale.
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
The real estate loans are secured by commercial real estate primarily located in Arizona, Illinois, Maryland, New York, North Carolina, Texas and Virginia. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. These loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
The Company utilizes a risk rating system to assign a risk to each of its real estate loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the Company’s position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, none of the real estate loans were considered to be impaired at December 31, 2014, and accordingly, the Company determined that a specific valuation allowance was not required.

(11)	Realized and Unrealized Investment Gains and Losses
Realized and unrealized investment gains and losses are as follows:

(In thousands)	2014	2013	2012
Realized investment gains and losses:
Fixed maturity securities:
Gains	$39,113	$48,860	$34,295
Losses	(4,420)	(14,670)	(6,436)
Equity securities available for sale	38,296	70,235	97,300
Investment funds	96,204	10,976	74,777
Real estate	85,659	—	—
Other gains	—	12,185	1,515
Net realized gains on investments sales	254,852	127,586	201,451

Net other-than-temporary impairments:
Other-than-temporary impairments	—	(6,042)	(4,984)
Decrease in valuation allowance	—	—	13,998
Net other-than-temporary impairments	—	(6,042)	9,014

Total net investment gains	254,852	121,544	210,465
Income tax expense	(89,198)	(47,426)	(73,663)
	$165,654	$74,118	$136,802

Change in unrealized gains and losses of available for sales securities:
Fixed maturity securities	$155,765	$(401,812)	$162,220
Previously impaired fixed maturity securities	865	1,076	4,631
Equity securities available for sale	(69,016)	11,864	(33,199)
Investment funds	(14,725)	(10,250)	1,630
Total change in unrealized gains	72,889	(399,122)	135,282
Income tax benefit (expense)	(23,223)	138,058	(47,966)
Noncontrolling interests	(33)	(28)	(77)
	$49,633	$(261,092)	$87,239

(12) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at December 31, 2014 and 2013 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014
U.S. government and government agency	$84,750	$522	$84,850	$2,635	$169,600	$3,157
State and municipal	158,594	631	150,284	3,389	308,878	4,020
Mortgage-backed securities	75,739	332	312,922	9,169	388,661	9,501
Corporate	1,586,238	8,697	214,628	16,084	1,800,866	24,781
Foreign government	76,471	3,907	85,025	14,158	161,496	18,065
Fixed maturity securities	1,981,792	14,089	847,709	45,435	2,829,501	59,524
Common stocks	15,929	5,453	—	—	15,929	5,453
Preferred stocks	27,126	1,139	22,648	3,026	49,774	4,165
Equity securities available for sale	43,055	6,592	22,648	3,026	65,703	9,618
Total	$2,024,847	$20,681	$870,357	$48,461	$2,895,204	$69,142

December 31, 2013
U.S. government and government agency	$260,882	$7,927	$2,163	$55	$263,045	$7,982
State and municipal	899,613	24,503	87,345	5,334	986,958	29,837
Mortgage-backed securities	578,603	17,964	140,648	8,965	719,251	26,929
Corporate	1,013,373	17,066	105,074	13,034	1,118,447	30,100
Foreign government	320,215	16,286	—	—	320,215	16,286
Fixed maturity securities	3,072,686	83,746	335,230	27,388	3,407,916	111,134
Common stocks	—	—	—	—	—	—
Preferred stocks	13,291	513	19,868	5,806	33,159	6,319
Equity securities available for sale	13,291	513	19,868	5,806	33,159	6,319
Total	$3,085,977	$84,259	$355,098	$33,194	$3,441,075	$117,453

Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2014 is presented in the table below:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	9	$28,537	$1,699
Corporate	10	24,528	742
Foreign government	2	11,177	247
Total	21	$64,242	$2,688

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
Preferred Stocks – At December 31, 2014, there were six preferred stocks in an unrealized loss position, with an aggregate fair value of $49.8 million and a gross unrealized loss of $4.2 million. Four of these preferred stocks are rated non-investment grade, and none are delinquent. Management believes the unrealized losses are due primarily to market and sector related factors and does not consider these to be OTTI.
Common Stocks – At December 31, 2014, there were two common stocks in an unrealized loss position, with an aggregate fair value of $15.9 million and a gross unrealized loss of $5.5 million. Based on management's view on the underlying securities, the Company does not consider the common stocks to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million and $2 million at December 31, 2014 and 2013, respectively.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$803,388	$—	$803,388	$—
State and municipal	4,362,996	—	4,362,996	—
Mortgage-backed securities	1,295,636	—	1,295,636	—
Corporate	5,200,137	—	5,179,372	20,765
Foreign government	941,826	—	941,826	—
Total fixed maturity securities available for sale	12,603,983	—	12,583,218	20,765
Equity securities available for sale:
Common stocks	76,346	65,605	—	10,741
Preferred stocks	94,645	—	90,932	3,713
Total equity securities available for sale	170,991	65,605	90,932	14,454
Arbitrage trading account	450,648	295,047	154,881	720
Total	$13,225,622	$360,652	$12,829,031	$35,939
Liabilities:
Securities sold but not yet purchased	$106,079	$106,074	$5	$—

December 31, 2013
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$884,859	$—	$884,859	$—
State and municipal	4,218,284	—	4,218,284	—
Mortgage-backed securities	1,329,783	—	1,329,783	—
Corporate	4,202,741	—	4,159,877	42,864
Foreign government	879,857	—	879,857	—
Total fixed maturity securities available for sale	11,515,524	—	11,472,660	42,864
Equity securities available for sale:
Common stocks	160,775	159,537	—	1,238
Preferred stocks	122,563	—	118,811	3,752
Total equity securities available for sale	283,338	159,537	118,811	4,990
Arbitrage trading account	522,128	192,281	328,067	1,780
Total	$12,320,990	$351,818	$11,919,538	$49,634
Liabilities:
Securities sold but not yet purchased	$162,278	$162,126	$152	$—
There were no transfers between Levels 1 and 2 for the years ended December 31, 2014 and 2013.

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2014 and 2013:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	Sales	Paydowns/Maturities	In	Out	Ending Balance
Year ended December 31, 2014
Assets:
Fixed maturity securities available for sale:
Corporate	$42,864	$47	$(3,711)	$238	$(15,244)	$(3,429)	$—	$—	$20,765
Total	42,864	47	(3,711)	238	(15,244)	(3,429)	—	—	20,765
Equity securities available for sale:
Common stocks	1,238	—	(911)	11,343	(929)	—	—	—	10,741
Preferred stocks	3,752	(17)	—	3,430	(3,452)	—	—	—	3,713
Total	4,990	(17)	(911)	14,773	(4,381)	—	—	—	14,454
Arbitrage trading account	1,780	2,274	—	4,942	(14,073)	—	9,064	(3,267)	720
Total	$49,634	$2,304	$(4,622)	$19,953	$(33,698)	$(3,429)	$9,064	$(3,267)	$35,939
Liabilities:
Securities sold but not yet purchased	$—	$(20)	$—	$31	$(11)	$—	$—	$—	$—

Year ended December 31, 2013
Assets:
Fixed maturity securities available for sale:
Corporate	$59,065	$677	$309	$170	$(4,753)	$(12,604)	$—	$—	$42,864
Total	59,065	677	309	170	(4,753)	(12,604)	—	—	42,864
Equity securities available for sale:
Common stocks	1,408	—	—	—	(170)	—	—	—	1,238
Preferred stocks	621	(299)	—	3,430	—	—	—	—	3,752
Total	2,029	(299)	—	3,430	(170)	—	—	—	4,990
Arbitrage trading account	928	1,458	730	824	(853)	—	22	(1,329)	1,780
Total	$62,022	$1,836	$1,039	$4,424	$(5,776)	$(12,604)	$22	$(1,329)	$49,634
Liabilities:
Securities sold but not yet purchased	$20	$(4)	$—	$4	$(20)	$—	$—	$—	$—

There were no significant transfers in or out of Level 3 during the years ended December 31, 2014 or 2013.

(14) Reserves for Losses and Loss Expenses
The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2014	2013	2012
Net reserves at beginning of year	$8,683,797	$8,411,851	$8,172,112
Net provision for losses and loss expenses:
Claims occuring during the current year(1)	3,495,825	3,221,393	2,997,995
Decrease in estimates for claims occurring in prior years(2)(3)	(75,764)	(78,810)	(102,571)
Loss reserve discount accretion(4)	70,506	54,441	53,055
Total	3,490,567	3,197,024	2,948,479
Net payments for claims:
Current year	898,944	822,787	698,834
Prior year	2,216,283	2,055,284	2,010,101
Total	3,115,227	2,878,071	2,708,935
Foreign currency translation	(88,496)	(47,007)	195
Net reserves at end of year	8,970,641	8,683,797	8,411,851
Ceded reserve at end of year	1,399,060	1,397,144	1,339,235
Gross reserves at end of year	$10,369,701	$10,080,941	$9,751,086
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $21,306,000, $22,680,000, and $26,078,000 in 2014, 2013 and 2012, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $116,866,000, $77,430,000 and $100,667,000 in 2014, 2013 and 2012, respectively.

(3)
For certain retrospectively rated insurance polices and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable reserve development, net of additional and return premiums, was $85 million, $98 million and $103 million in 2014, 2013 and 2012, respectively.

(4)
In 2014, the Company entered into a commutation agreement that resulted in a reduction in prior year workers' compensation reserves of $30 million on an undiscounted basis and $12 million on a discounted basis.

For the year ended December 31, 2014, estimates for claims occurring in prior years (net of additional and return premiums) decreased by $85 million. The favorable reserve development in 2014 was primarily attributable to domestic other liability business for accident years 2006 through 2010, primarily related to excess and surplus lines casualty business. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
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
Favorable reserve development in 2012 was primarily attributable to improved claim frequency (i.e., number of reported claims per unit of exposure), especially in the excess and surplus casualty business.
Environmental and Asbestos — To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss adjustment expenses relating to asbestos and environmental claims was $36 million at December 31, 2014 and 2013. The Company’s gross reserves for losses and loss adjustment expenses relating to asbestos and environmental claims were $56 million and $59 million at December 31, 2014 and 2013, respectively. Increases in net incurred losses and loss expenses for reported asbestos and environmental claims were approximately $4 million, $5 million and $2 million in 2014, 2013 and 2012, respectively. Net paid losses and loss expenses for asbestos and environmental claims were approximately $3 million in 2014, $3 million in 2013 and $2 million in 2012. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. At December 31, 2014, the discount rates by year ranged from 2.0% to 6.5% with a weighted average discount rate of 4.2%. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate permitted by the Department of Insurance of the State of Delaware of 2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $746 million, $837 million and $867 million at December 31, 2014, 2013 and 2012, respectively.

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
The following is a summary of reinsurance financial information:

(In thousands)	2014	2013	2012
Written premiums:
Direct	$6,185,242	$5,626,172	$4,964,069
Assumed	877,596	884,919	815,810
Ceded	(1,065,891)	(1,010,918)	(881,340)
Total net written premiums	$5,996,947	$5,500,173	$4,898,539

Earned premiums:
Direct	$5,889,021	$5,328,955	$4,723,882
Assumed	886,063	857,119	770,981
Ceded	(1,030,666)	(959,537)	(821,347)
Total net earned premiums	$5,744,418	$5,226,537	$4,673,516

Ceded losses and loss expenses incurred	$475,802	$556,108	$528,018
Ceded commission earned	$160,215	$137,449	$121,089

The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1,144,000, $1,385,000 and $1,680,000 as of December 31, 2014, 2013 and 2012, respectively. The following table presents the amounts due from reinsurers as of December 31, 2014:

(In thousands)
Munich Re	$141,489
Allegany Grp	109,976
Lloyd’s of London	101,308
Swiss Re	97,300
Partner Re	70,756
Axis Capital	63,352
Berkshire Hathaway	48,804
Ace Group	44,215
Everest Re	43,207
Hannover Re Group	41,749
Arch Capital Group	23,453
Other reinsurers less than $20,000	212,270
Subtotal	997,879
Residual market pools	505,562
Total	$1,503,441

(16)	Indebtedness
Indebtedness consisted of the following as of December 31, 2014 (the difference between the face value and the carrying value is unamortized discount):

(In thousands)	Interest Rate	Face Value	2014 Carrying Value	2013 Carrying Value
Senior notes due on:
May 15, 2015	5.6%	$200,000	$199,930	$199,744
August 15, 2019	6.15%	150,000	149,342	149,199
September 15, 2019	7.375%	300,000	298,800	298,546
September 15, 2020	5.375%	300,000	298,074	297,738
January 1, 2022	8.7%	76,503	76,048	76,004
March 15, 2022	4.625%	350,000	346,999	346,581
February 15, 2037	6.25%	250,000	247,566	247,457
August 1, 2044	4.75%	350,000	344,545	—
Subsidiary debt (1)	Various	153,549	154,223	77,173
Total senior notes and other debt		$2,130,052	$2,115,527	$1,692,442
Subordinated debentures	5.625%	$350,000	$340,060	$339,800
_____________
(1) Subsidiary debt is due as follows: $76 million in 2015, $33 million in 2016, $42 million in 2017 and $3 million thereafter.

In 2013, the Company issued $350 million aggregate principal amount of 5.625% Subordinated Debentures due April 2053. At December 31, 2014, the carrying value of the debentures, net of unamortized discount, was $340 million.

(17)	Income Taxes
Income tax expense consists of:

(In thousands)	Current Expense	Deferred Expense	Total
December 31, 2014
Domestic	$258,337	$28,029	$286,366
Foreign	12,969	3,258	16,227
Total expense	$271,306	$31,287	$302,593

December 31, 2013
Domestic	$116,802	$47,370	$164,172
Foreign	22,362	7,053	29,415
Total expense	$139,164	$54,423	$193,587

December 31, 2012
Domestic	$156,339	$11,448	$167,787
Foreign	23,029	469	23,498
Total expense	$179,368	$11,917	$191,285
Income before income taxes from domestic operations was $910 million, $598 million and $624 million for the years ended December 31, 2014, 2013 and 2012, respectively. Income before income taxes from foreign operations was $42 million, $101 million and $78 million for the years ended December 31, 2014, 2013 and 2012, respectively.
A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 35% to pre-tax income are as follows:

(In thousands)	2014	2013	2012
Computed “expected” tax expense	$333,269	$244,611	$245,675
Tax-exempt investment income	(38,757)	(40,679)	(50,665)
Change in valuation allowance	1,335	—	—
Impact of foreign tax rates	6,239	(4,851)	(5,234)
State and local taxes	2,375	2,906	(753)
Other, net	(1,868)	(8,400)	2,262
Total expense	$302,593	$193,587	$191,285

At December 31, 2014 and 2013, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2014	2013
Deferred tax asset:
Loss reserve discounting	$77,216	$87,394
Unearned premiums	165,075	149,107
Other-than-temporary impairments	45,367	49,483
Restricted stock units	60,061	52,671
Other	101,131	92,698
Gross deferred tax asset	448,850	431,353
Less valuation allowance	(1,335)	—
Deferred tax asset	447,515	431,353
Deferred tax liability:
Amortization of intangibles	22,747	11,886
Deferred policy acquisition costs	152,001	136,635
Unrealized investment gains	175,111	148,215
Other	135,108	114,497
Deferred tax liability	484,967	411,233
Net deferred tax asset (liability)	$(37,452)	$20,120
The Company had current tax receivables of $67,623,000 and $24,737,000 at December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had foreign net operating loss carryforwards of $559 thousand that expire beginning in 2015, $6 million that expire beginning in 2031, and an additional $12 million that have no expiration date. At December 31, 2014, the Company had a valuation allowance of $1,335,000, as compared to none at December 31, 2013. The Company has provided a valuation allowance against losses for certain foreign non-insurance related business. The statute of limitations has closed for the Company’s tax returns through December 31, 2010.
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

(18)	Dividends from Subsidiaries and Statutory Financial Information

The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company (BIC), directly or indirectly owns all of the Company’s other insurance companies. During 2015, the maximum amount of dividends that can be paid by BIC without such approval is approximately $631 million.

BIC’s net income and statutory capital and surplus, as determined in accordance with statutory accounting practices (SAP), are as follows:

(In thousands)	2014	2013	2012
Net income	$753,260	$469,354	$482,457
Statutory capital and surplus	$5,438,064	$4,908,010	$4,671,979

The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to discount non-tabular workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was to increase BIC’s statutory capital and surplus by $251 million at December 31, 2014.

The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2014, BIC’s Total Adjusted Capital of $5.187 billion was 465% of its RBC Authorized Control Level.

See Note 4, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(19)	Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

	2014	2013	2012
Basic	127,873,708	135,304,752	137,097,162
Diluted	133,651,855	140,742,922	143,314,544
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

	2014	2013	2012
Balance, beginning of year	132,233,167	136,017,732	137,520,019
Shares issued	332,137	139,790	2,114,168
Shares repurchased	(5,816,468)	(3,924,355)	(3,616,455)
Balance, end of year	126,748,836	132,233,167	136,017,732

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(20)	Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2014 and 2013:

	2014		2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$12,705,160	$12,725,806	$11,616,844	$11,631,744
Equity securities available for sale	170,991	170,991	283,338	283,338
Arbitrage trading account	450,648	450,648	522,128	522,128
Loans receivable	322,012	325,219	343,583	346,746
Cash and cash equivalents	674,441	674,441	839,738	839,738
Trading accounts receivable from brokers and clearing organizations	371,034	371,034	304,936	304,936
Due from broker	—	—	17,735	17,735

Liabilities:
Due to broker	23,133	23,133	8,273	8,273
Trading account securities sold but not yet purchased	106,079	106,079	162,278	162,278
Subordinated debentures	340,060	332,640	339,800	288,540
Senior notes and other debt	2,115,527	2,344,292	1,692,442	1,861,898
The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes, other debt and the subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(21) Lease Obligations

The Company and its subsidiaries use office space and equipment under leases expiring at various dates. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. Future minimum lease payments, without provision for sublease income, are: $41,210,000 in 2015; $36,547,000 in 2016; $32,336,000 in 2017; $27,012,000 in 2018; $23,344,000 in 2019 and $78,517,000 thereafter. Rental expense was $45,198,000, $44,752,000 and $38,179,000 for 2014, 2013 and 2012, respectively.

(22) Commitments, Litigation and Contingent Liabilities

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

At December 31, 2014, the Company had commitments to invest up to $242 million in certain investment funds.

(23) Stock Incentive Plan

The Company has not issued any stock options under its stock incentive plans since 2004, and there were no outstanding options at December 31, 2014. The following table summarizes stock option information:

	2013		2012
	Shares	Price(1)	Shares	Price(1)
Outstanding at beginning of year	3,375	$15.17	1,314,057	$11.04

Exercised	3,375	15.17	1,310,682	11.03
Canceled	—	—	—	—
Outstanding at year end	—	$—	3,375	$15.17
_______________________________________

(1)	Weighted average exercise price.
Pursuant to the stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2014:

	2014	2013	2012
RSUs granted and unvested at beginning of period:	4,491,520	4,701,120	4,370,975
Granted	1,154,950	108,400	2,161,220
Vested	(81,500)	(146,250)	(1,704,625)
Cancelled	(234,525)	(171,750)	(126,450)
RSUs granted and unvested at end of period:	5,330,445	4,491,520	4,701,120
Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2014, 3,417,918 RSUs had been deferred. Accordingly, we have not included in the issued and outstanding common stock any shares relating to RSUs that have been granted but remain unvested or to issued RSUs that are vested and have been deferred.
The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2014:

(In thousands)	2014	2013	2012
Unearned compensation at beginning of year	$73,205	$93,653	$57,315
RSUs granted, net of cancellations	51,575	4,406	73,255
RSUs expensed	(27,966)	(22,881)	(25,728)
RSUs forfeitures	(8,799)	(1,973)	(11,189)
Unearned compensation at end of year	$88,015	$73,205	$93,653

(24) Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary’s profitability. Employees will become eligible to participate in the Plan on the first day of the calendar quarter following the first full calendar quarter after the Employee's date of hire provided the Employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $38 million, $34 million, and $31 million in 2014, 2013 and 2012, respectively.

The Company has a long-term incentive compensation plan ("LTIP") that provides for incentive compensation to key executives based on the growth in the company's book value per share over a five year period.

The following table is a summary of the outstanding LTIP awards as of December 31, 2014:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2014 on outstanding units
2011 grant	175,100	$43,775,000	$27,307,000
2013 grant	208,000	52,000,000	16,665,000
2014 grant	220,000	22,000,000	3,663,000

The following table summarizes the LTIP expense for each of the three years ended December 31, 2014:

(In thousands)	2014	2013	2012
2008 grant	$—	$—	$4,283
2011 grant	9,855	6,939	6,822
2013 grant	9,493	7,231	—
2014 grant	3,663	—	—
Total	$23,011	$14,170	$11,105
The 2008 grant, which earned $23.0 million during the five years ended December 31, 2012, was paid in 2013.

(25) Retirement Benefits

The Company and its chairman of the board and chief executive officer entered into an unfunded supplemental benefit agreement (SBA) in 2004. On March 28, 2013, the Company agreed to terminate and distribute the retirement benefit of the SBA. As a result, the Company distributed retirement benefits of $0.3 million and $4.6 million in 2013 and 2014, respectively. The final retirement benefit of $59.4 million, which is fully accrued at December 31, 2014, will be distributed during the first quarter of 2015. Net retirement benefit expense was $7,696,000, $13,357,000 and $9,994,000 in 2012, 2013 and 2014, respectively.

Following is a summary of retirement benefit disclosures for prior years:

(In thousands)	2013	2012
Projected benefit obligation at beginning of year	$64,632	$56,787
Interest cost	2,191	2,476
Benefits paid	(285)	(1,426)
Actuarial loss	(2,221)	6,795
Benefit obligation at end of year	$64,317	$64,632

Net actuarial loss	$4,242	$14,605
Prior service cost	5,988	9,012
Net pension asset	$10,230	$23,617

Interest cost	$2,191	$2,476
Amortization of unrecognized:
Prior service costs	3,023	3,023
Net actuarial loss	8,143	2,197
Net periodic pension cost	$13,357	$7,696

Net actuarial (gain) loss	$(2,221)	$6,795
Amortization of:
Net actuarial loss	(8,143)	(2,197)
Prior service costs	(3,023)	(3,023)
Total recognized in other comprehensive income	$(13,387)	$1,575

(26) Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2014	2013	2012
Amortization of deferred policy acquisition costs	$1,053,397	$991,070	$917,583
Other underwriting expenses	843,133	780,058	675,163
Service company expenses	102,726	88,662	84,986
Net foreign currency gains	(27)	(10,120)	(6,092)
Other costs and expenses	158,227	151,014	127,983
Total	$2,157,456	$2,000,684	$1,799,623

(27)	Industry Segments
The Company’s reportable segments include the following three business segments, plus a corporate segment:

•	Insurance-Domestic - commercial insurance business, including excess and surplus lines and admitted lines, primarily throughout the United States;

•	Insurance-International - insurance business primarily in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, and Australia; and

•	Reinsurance-Global - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, and the Asia-Pacific Region.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate.
Summary financial information about the Company’s reporting segments is presented in the following table. Income (loss) before income taxes by segment includes allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
December 31, 2014:
Insurance-Domestic	$4,271,933	$428,632	$106,853	$4,807,418	$796,309	$539,461
Insurance-International	802,375	55,407	—	857,782	29,779	22,182
Reinsurance-Global	670,110	88,821	—	758,931	115,677	79,720
Corporate, other and eliminations(1)	—	28,025	421,920	449,945	(244,421)	(158,133)
Net investment gains	—	—	254,852	254,852	254,852	165,654
Consolidated	$5,744,418	$600,885	$783,625	$7,128,928	$952,196	$648,884

December 31, 2013:
Insurance-Domestic	$3,782,416	$404,280	$107,517	$4,294,213	$648,740	$449,981
Insurance-International	723,151	47,039	—	770,190	56,922	40,292
Reinsurance-Global	720,970	89,090	—	810,060	110,425	78,013
Corporate, other and eliminations(1)	—	3,882	408,645	412,527	(238,743)	(142,479)
Net investment gains	—	—	121,544	121,544	121,544	74,118
Consolidated	$5,226,537	$544,291	$637,706	$6,408,534	$698,888	$499,925

December 31, 2012:
Insurance-Domestic	$3,417,022	$424,787	$103,133	$3,944,942	$578,500	$397,942
Insurance-International	631,841	45,796	—	677,637	51,639	35,928
Reinsurance-Global	624,653	106,932	—	731,585	103,690	72,916
Corporate, other and eliminations(1)	—	9,248	249,677	258,925	(242,366)	(132,996)
Net investment gains	—	—	210,465	210,465	210,465	136,802
Consolidated	$4,673,516	$586,763	$563,275	$5,823,554	$701,928	$510,592

Identifiable Assets
(In thousands)	December 31, 2014	December 31, 2013
Insurance-Domestic	$16,065,409	$15,247,807
Insurance-International	1,879,438	1,516,310
Reinsurance-Global	2,713,554	3,103,193
Corporate, other and eliminations(1)	1,058,290	684,486
Consolidated	$21,716,691	$20,551,796
_______________________________________

(1)	Corporate, other and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

(In thousands)	2014	2013	2012
Insurance-Domestic
Other liability	$1,449,425	$1,259,376	$1,104,369
Workers' compensation	1,126,704	995,047	869,042
Short-tail lines	875,898	774,809	733,239
Commercial automobile	526,344	486,759	455,988
Professional liability	293,562	266,425	254,384
Total Insurance-Domestic	4,271,933	3,782,416	3,417,022

Insurance-International
Other liability	92,411	65,528	44,065
Workers' compensation	71,997	84,637	82,066
Short-tail lines	415,123	336,814	276,599
Commercial automobile	116,369	130,020	125,927
Professional liability	106,475	106,152	103,184
Total Insurance-International	802,375	723,151	631,841

Reinsurance-Global
Casualty	487,264	507,790	456,376
Property	182,846	213,180	168,277
Total Reinsurance-Global	670,110	720,970	624,653
Total	$5,744,418	$5,226,537	$4,673,516

(28)	Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial data:

(In thousands. except per share data)	2014
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,706,906	$1,796,989	$1,840,605	$1,784,428
Net income	169,673	179,961	188,539	110,711
Net income per share(1)
Basic	1.31	1.41	1.48	0.87
Diluted	1.25	1.35	1.42	0.83

	2013
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,506,769	$1,570,962	$1,634,124	$1,696,679
Net income	116,615	115,957	136,974	130,379
Net income per share(1)
Basic	0.86	0.85	1.01	0.97
Diluted	0.83	0.82	0.97	0.93
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

During the quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited W. R. Berkley Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). W. R. Berkley Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, W. R. Berkley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W. R. Berkley Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.
/S/ KPMG LLP

New York, New York
February 27, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated herein by reference.

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

The exhibits filed as part of this report are listed on pages 92 - 95 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ William R. Berkley
William R. Berkley, Chairman of the Board and Chief Executive Officer
February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Chairman of the Board and
William R. Berkley	Chief Executive Officer	February 27, 2015
(Principal executive officer)

/s/ W. Robert Berkley, Jr.	President, Chief Operating Officer
W. Robert Berkley, Jr.	and Director	February 27, 2015

/s/ Christopher L. Augostini	Director
Christopher L. Augostini		February 27, 2015

/s/ Ronald E. Blaylock	Director
Ronald E. Blaylock		February 27, 2015

/s/ Mark E. Brockbank	Director
Mark E. Brockbank		February 27, 2015

/s/ George G. Daly	Director
George G. Daly		February 27, 2015

/s/ Mary C. Farrell	Director
Mary C. Farrell		February 27, 2015

/s/ Jack H. Nusbaum	Director
Jack H. Nusbaum		February 27, 2015

/s/ Mark L. Shapiro	Director
Mark L. Shapiro		February 27, 2015

/s/ Eugene G. Ballard	Senior Vice President and
Eugene G. Ballard	Chief Financial Officer	February 27, 2015
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

(4.8)
Ninth Supplemental Indenture, dated as of August 6, 2014, between the Company and The Bank of New York Mellon, as Trustee, relating to $350,000,000 principal amount of the Company’s 4.75% Senior Notes due 2044, including form of the Notes as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on August 6, 2014).

(4.9)
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

(10.3)
Form of Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2014).

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

(10.6)
Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2010).

(10.7)
Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.8)
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

(10.10)
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

(10.13)	W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s 2014 Proxy Statement (File No. 1-15202) filed with the Commission on April 7, 2014).

(10.14)
Form of 2014 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 12, 2014).

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

	Jurisdiction of Incorporation	Percentage owned by the Company (1)
Berkley International, LLC (2)	New York	100%
Queen's Island Insurance Company, Ltd.	Bermuda	100%
Signet Star Holdings, Inc.	Delaware	100%
Berkley Insurance Company	Delaware	100%
Admiral Insurance Company	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Carolina Casualty Insurance Company	Iowa	100%
Clermont Insurance Company	Iowa	100%
Nautilus Insurance Company	Arizona	100%
Berkley Assurance Company	Iowa	100%
Berkley Life and Health Insurance Company	Iowa	100%
Berkley London Holdings, Inc. (3)	Delaware	100%
W. R. Berkley London Holdings, Limited	United Kingdom	100%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	100%
Berkley National Insurance Company	Iowa	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	New Hampshire	100%
American Mining Insurance Company	Iowa	100%
Berkley Regional Specialty Insurance Company	Delaware	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Iowa	100%
Union Insurance Company	Iowa	100%
Gemini Insurance Company	Delaware	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company	Delaware	100%
Preferred Employers Casualty Company	California	100%
Riverport Insurance Company	Iowa	100%
StarNet Insurance Company	Delaware	100%
_______________________________________

(1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent is indicated by an indentation, and its percentage ownership is as indicated in this column.

(2)
Berkley International, LLC is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (2%), Admiral Insurance Company (35%), Berkley Regional Insurance Company (14%), Nautilus Insurance Company (14%) and Berkley Insurance Company (35%).

(3)	Berkley London Holdings, Inc. is held by Admiral Insurance Company (66.7%) and Berkley Insurance Company (33.3%).

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
Under date of February 27, 2015, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, which are included in the Annual Report on Form 10-K for the year ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules II through VI. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/S/ KPMG LLP

New York, New York
February 27, 2015

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$90,693	$17,315
Fixed maturity securities available for sale at fair value (cost $272,283 and $61,084 at December 31, 2014 and 2013, respectively)	273,773	63,115
Equity securities available for sale, at fair value (cost $3,738 in 2014 and $4,668 in 2013)	3,738	11,240
Investment in subsidiaries	6,693,731	6,250,979
Due from subsidiaries	—	13,648
Deferred Federal income taxes	—	51,346
Current Federal income taxes	62,882	17,540
Property, furniture and equipment at cost, less accumulated depreciation	9,852	9,028
Other assets	6,978	5,795
Total assets	$7,141,647	$6,440,006
Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$87,540	$—
Other liabilities	162,648	148,903
Deferred Federal income taxes	149	—
Subordinated debentures	340,060	339,800
Senior notes	1,961,305	1,615,268
Total liabilities	2,551,702	2,103,971
Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	991,512	967,440
Retained earnings (including accumulated undistributed net income of subsidiaries of $4,700,821 and $4,393,420 at December 31, 2014 and 2013, respectively)	5,732,410	5,265,015
Accumulated other comprehensive income	183,550	189,391
Treasury stock, at cost	(2,364,551)	(2,132,835)
Total stockholders’ equity	4,589,945	4,336,035
Total liabilities and stockholders’ equity	$7,141,647	$6,440,006
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Years Ended December 31,
(In thousands)	2014	2013	2012
Management fees and investment income including dividends from subsidiaries of $503,483, $269,626, and $25,968 for the years ended December 31, 2014, 2013 and 2012, respectively	$515,775	$277,223	$29,961
Net investment gains	5,487	24,550	71,130
Other income	450	223	271
Total revenues	521,712	301,996	101,362
Operating costs and expense	148,288	122,562	133,326
Interest expense	125,352	120,066	124,298
Income (loss) before federal income taxes	248,072	59,368	(156,262)
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	366,721	225,845	132,379
Federal income tax expense on a consolidated return basis	(273,310)	(154,928)	(160,226)
Net expense	93,411	70,917	(27,847)
Income (loss) before undistributed equity in net income of subsidiaries	341,483	130,285	(184,109)
Equity in undistributed net income of subsidiaries	307,401	369,640	694,701
Net income	$648,884	$499,925	$510,592
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows (used in) from operating activities:
Net income	$648,884	$499,925	$510,592
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(5,487)	(24,550)	(71,130)
Depreciation and amortization	2,916	10,397	5,624
Equity in undistributed earnings of subsidiaries	(307,401)	(369,640)	(694,701)
Tax payments received from subsidiaries	462,809	77,305	125,046
Federal income taxes provided by subsidiaries on a separate return basis	(366,721)	(225,845)	(132,379)
Stock incentive plans	28,068	23,784	26,763
Change in:
Federal income taxes	(15,239)	21,866	44,423
Other assets	(364)	(821)	911
Other liabilities	(39,780)	(15,470)	28,017
Accrued investment income	(820)	967	97
Other, net	—	—	(13)
Net cash (used in) from operating activities	406,865	(2,082)	(156,750)
Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	289,683	230,854	93,354
Proceeds from maturities and prepayments of fixed maturity securities	103,646	68,918	121,191
Proceeds from sales of equity securities	7,356	23,395	72,565
Cost of purchases of fixed maturity securities	(605,768)	(79,132)	(255,885)
Cost of purchases of equity securities	—	(4,668)	—
Cost of acquired companies	(82,879)	—	—
Investments in and advances to subsidiaries, net	34,191	(58,454)	(16,480)
Change in balance due to security broker	(2,151)	6,918	(4,767)
Net additions to real estate, furniture & equipment	(1,615)	(1,896)	(1,857)
Net cash from (used in) investing activities	(257,537)	185,935	8,121
Cash from (used in) financing activities:
Net proceeds from issuance of senior notes	344,472	339,627	345,823
Net proceeds from stock options exercised	—	53	13,544
Repayment of senior notes	—	(450,000)	—
Purchase of common treasury shares	(238,933)	(166,473)	(134,456)
Cash dividends to common stockholders	(181,489)	(52,717)	(183,947)
Net cash from (used in) financing activities	(75,950)	(329,510)	40,964
Net increase (decrease) in cash and cash equivalents	73,378	(145,657)	(107,665)
Cash and cash equivalents at beginning of year	17,315	162,972	270,637
Cash and cash equivalents at end of year	$90,693	$17,315	$162,972
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

W. R. Berkley Corporation
Condensed Financial Information of Registrant,Continued
December 31, 2014
Note to Condensed Financial Statements (Parent Company)
The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2013 and 2012 financial statements as originally reported to conform them to the presentation of the 2014 financial statements.
The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2014, 2013 and 2012

(In thousands)	Deferrred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Cost and Expenses	Net Premiums Written
December 31, 2014
Insurance-Domestic	$347,261	$8,000,863	$2,384,511	$4,271,933	$428,632	$2,571,010	$710,141	$729,958	$4,517,587
Insurance-International	60,900	855,852	342,746	802,375	55,407	503,997	173,877	150,129	828,076
Reinsurance-Global	80,364	1,512,986	299,475	670,110	88,821	415,560	169,379	58,315	651,284
Corporate and adjustments	—	—	—	—	28,025	—	—	165,657	—
Total	$488,525	$10,369,701	$3,026,732	$5,744,418	$600,885	$3,490,567	$1,053,397	$1,104,059	$5,996,947
December 31, 2013
Insurance-Domestic	$306,464	$7,715,124	$2,107,768	$3,782,416	$404,280	$2,318,541	$651,524	$671,096	$3,994,387
Insurance-International	60,751	672,009	317,691	723,151	47,039	429,900	152,843	124,497	756,185
Reinsurance-Global	84,886	1,693,808	355,978	720,970	89,090	448,583	186,703	64,567	749,601
Corporate and adjustments	—	—	—	—	3,882	—	—	149,454	—
Total	$452,101	$10,080,941	$2,781,437	$5,226,537	$544,291	$3,197,024	$991,070	$1,009,614	$5,500,173
December 31, 2012
Insurance-Domestic	$269,418	$7,466,538	$1,844,452	$3,417,022	$424,787	$2,169,090	$613,252	$584,100	$3,569,883
Insurance-International	56,995	622,202	297,581	631,841	45,796	377,459	136,412	112,128	664,459
Reinsurance-Global	77,634	1,662,346	332,814	624,653	106,932	401,930	167,919	58,044	664,197
Corporate and adjustments	—	—	—	—	9,248	—	—	127,768	—
Total	$404,047	$9,751,086	$2,474,847	$4,673,516	$586,763	$2,948,479	$917,583	$882,040	$4,898,539
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2014, 2013 and 2012

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2014:
Insurance-Domestic	$5,214,849	$866,092	$168,830	$4,517,587	3.7%
Insurance-International	927,799	156,195	56,472	828,076	6.8%
Reinsurance-Global	42,594	43,604	652,294	651,284	100.2%
Total	$6,185,242	$1,065,891	$877,596	$5,996,947	14.6%
Year ended December 31, 2013:
Insurance-Domestic	$4,699,348	$809,368	$104,407	$3,994,387	2.6%
Insurance-International	887,027	142,591	11,749	756,185	1.6%
Reinsurance-Global	39,797	58,959	768,763	749,601	102.6%
Total	$5,626,172	$1,010,918	$884,919	$5,500,173	16.1%
Year ended December 31, 2012:
Insurance-Domestic	$4,133,960	$691,284	$127,207	$3,569,883	3.6%
Insurance-International	798,750	137,598	3,307	664,459	0.5%
Reinsurance-Global	31,359	52,458	685,296	664,197	103.2%
Total	$4,964,069	$881,340	$815,810	$4,898,539	16.7%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2014, 2013 and 2012

(In thousands)	Opening Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2014:
Premiums and fees receivable	$20,951	$5,944	$(5,449)	$21,446
Due from reinsurers	1,385	301	(542)	1,144
Deferred federal and foreign income taxes	—	1,335	—	1,335
Loan loss reserves	2,087	399	—	2,486
Total	$24,423	$7,979	$(5,991)	$26,411
Year ended December 31, 2013:
Premiums and fees receivable	$22,919	$3,133	$(5,101)	$20,951
Due from reinsurers	1,680	186	(481)	1,385
Loan loss reserves	5,620	308	(3,841)	2,087
Total	$30,219	$3,627	$(9,423)	$24,423
Year ended December 31, 2012:
Premiums and fees receivable	$17,666	$9,598	$(4,345)	$22,919
Due from reinsurers	3,169	22	(1,511)	1,680
Loan loss reserves	19,805	(13,723)	(462)	5,620
Total	$40,640	$(4,103)	$(6,318)	$30,219

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012
Deferred policy acquisition costs	$488,525	$452,101	$404,047
Reserves for losses and loss expenses	10,369,701	10,080,941	9,751,086
Unearned premium	3,026,732	2,781,437	2,474,847
Net premiums earned	5,744,418	5,226,537	4,673,516
Net investment income	600,885	544,291	586,763
Losses and loss expenses incurred:
Current year	3,495,825	3,221,393	2,997,995
Prior years	(75,764)	(78,810)	(102,571)
Loss reserve discount accretion	70,506	54,441	53,055
Amortization of deferred policy acquisition costs	1,053,397	991,070	917,583
Paid losses and loss expenses	3,115,227	2,878,071	2,708,935
Net premiums written	5,996,947	5,500,173	4,898,539

See accompanying Report of Independent Registered Public Accounting Firm.