Form 10-Q
period 2015-03-31
BERKLEY W R CORP
filed 2015-05-04
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of April 30, 2015: 124,840,371

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$12,652,269	$12,705,160
Investment funds	1,214,272	1,211,401
Real estate	761,856	731,612
Arbitrage trading account	972,629	450,648
Loans receivable	280,769	322,012
Equity securities	174,709	170,991
Total investments	16,056,504	15,591,824
Cash and cash equivalents	614,695	674,441
Premiums and fees receivable	1,706,823	1,651,088
Due from reinsurers	1,519,530	1,503,441
Deferred policy acquisition costs	507,509	488,525
Prepaid reinsurance premiums	410,359	395,748
Trading account receivables from brokers and clearing organizations	—	371,034
Property, furniture and equipment	327,231	332,098
Goodwill	150,551	150,944
Accrued investment income	139,689	120,367
Federal and foreign income taxes	—	30,171
Other assets	414,161	369,558
Total assets	$21,847,052	$21,679,239

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,474,954	$10,369,701
Unearned premiums	3,128,637	3,026,732
Due to reinsurers	218,443	237,270
Trading account securities sold but not yet purchased	99,299	106,079
Trading account payable to brokers and clearing organizations	165,420	—
Federal and foreign income taxes	20,957	—
Other liabilities	673,724	859,736
Senior notes and other debt	2,112,456	2,115,527
Subordinated debentures	340,125	340,060
Total liabilities	17,234,015	17,055,105
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 124,933,275 and 126,748,836 shares, respectively	47,024	47,024
Additional paid-in capital	998,005	991,512
Retained earnings	5,836,968	5,732,410
Accumulated other comprehensive income	152,058	183,550
Treasury stock, at cost, 110,184,643 and 108,369,082 shares, respectively	(2,455,433)	(2,364,551)
Total stockholders’ equity	4,578,622	4,589,945
Noncontrolling interests	34,415	34,189
Total equity	4,613,037	4,624,134
Total liabilities and equity	$21,847,052	$21,679,239

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2015	2014
REVENUES:
Net premiums written	$1,575,402	$1,525,880
Change in net unearned premiums	(103,389)	(162,268)
Net premiums earned	1,472,013	1,363,612
Net investment income	124,239	168,711
Insurance service fees	36,518	28,703
Net realized investment gains	19,044	52,754
Revenues from wholly-owned investees	92,606	92,840
Other income	259	286
Total revenues	1,744,679	1,706,906
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	900,708	822,095
Other operating costs and expenses	551,046	515,166
Expenses from wholly-owned investees	89,670	91,730
Interest expense	34,538	30,330
Total operating costs and expenses	1,575,962	1,459,321
Income before income taxes	168,717	247,585
Income tax expense	(50,273)	(77,901)
Net income before noncontrolling interests	118,444	169,684
Noncontrolling interests	(137)	(11)
Net income to common stockholders	$118,307	$169,673

NET INCOME PER SHARE:
Basic	$0.94	$1.31
Diluted	$0.89	$1.25

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2015	2014
Net income before noncontrolling interests	$118,444	$169,684
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	(47,805)	(4,025)
Change in unrealized investment gains (loss), net of taxes	16,291	72,944
Change in net pension asset, net of taxes	—	591
Other comprehensive income (loss)	(31,514)	69,510
Comprehensive income	86,930	239,194
Comprehensive (income) to the noncontrolling interest	(115)	(29)
Comprehensive income to common stockholders	$86,815	$239,165

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2015	2014
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$991,512	$967,440
Restricted stock units issued, net of tax	(1,678)	(3,338)
Stock units expensed	8,171	6,203
End of period	$998,005	$970,305
RETAINED EARNINGS:
Beginning of period	$5,732,410	$5,265,015
Net income to common stockholders	118,307	169,673
Dividends	(13,749)	(12,775)
End of period	$5,836,968	$5,421,913
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains:
Beginning of period	$306,199	$256,566
Unrealized gains on securities not other-than-temporarily impaired	16,308	72,563
Unrealized gains on other-than-temporarily impaired securities	5	363
End of period	322,512	329,492
Currency translation adjustments:
Beginning of period	(122,649)	(60,524)
Net change in period	(47,805)	(4,025)
End of period	(170,454)	(64,549)
Net pension asset:
Beginning of period	—	(6,651)
Net change in period	—	591
End of period	—	(6,060)
Total accumulated other comprehensive income	$152,058	$258,883
TREASURY STOCK:
Beginning of period	$(2,364,551)	$(2,132,835)
Stock exercised/vested	331	3,322
Stock repurchased	(91,213)	(192,668)
End of period	$(2,455,433)	$(2,322,181)
NONCONTROLLING INTERESTS:
Beginning of period	$34,189	$33,359
Contributions	111	1,526
Net income	137	11
Other comprehensive income (loss), net of tax	(22)	18
End of period	$34,415	$34,914
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2015	2014
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$118,307	$169,673
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(19,044)	(52,754)
Depreciation and amortization	19,203	25,236
Noncontrolling interests	137	11
Investment funds	(6,061)	(58,906)
Stock incentive plans	8,171	6,187
Change in:
Arbitrage trading account	7,692	42
Premiums and fees receivable	(71,181)	(99,306)
Reinsurance accounts	(46,260)	(49,583)
Deferred policy acquisition costs	(21,314)	(24,066)
Income taxes	44,618	70,070
Reserves for losses and loss expenses	152,925	148,204
Unearned premiums	117,403	198,933
Other	(243,584)	(190,577)
Net cash from operating activities	61,012	143,164
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	466,276	328,371
Proceeds from sale of equity securities	9,785	6,457
Distributions from (contributions to) investment funds	(9,363)	158,808
Proceeds from maturities and prepayments of fixed maturity securities	655,349	546,838
Purchase of fixed maturity securities	(1,094,439)	(1,131,612)
Purchase of equity securities	(8,882)	(19,274)
Additions to real estate	(44,162)	(35,613)
Change in loans receivable	41,244	(29,568)
Net additions to property, furniture and equipment	(7,680)	(9,862)
Change in balances due to security brokers	(2,652)	51,557
Payment for business purchased, net of cash acquired	—	(97)
Net cash from (used in) investing activities	5,476	(133,995)
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(3,240)	(125)
Cash dividends to common stockholders	(13,749)	(12,775)
Purchase of common treasury shares	(91,213)	(192,668)
Other, net	(1,187)	1,677
Net cash used in financing activities	(109,389)	(203,891)
Net impact on cash due to change in foreign exchange rates	(16,845)	(1,441)
Net change in cash and cash equivalents	(59,746)	(196,163)
Cash and cash equivalents at beginning of year	674,441	839,738
Cash and cash equivalents at end of period	$614,695	$643,575
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The accompanying unaudited consolidated financial statements of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Reclassifications have been made in the 2014 financial statements as originally reported to conform to the presentation of the 2015 financial statements.
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months
	Ended March 31,
(In thousands)	2015	2014
Basic	125,969	129,873
Diluted	132,484	135,429

(3) Recent Accounting Pronouncements

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
In 2014, the Company sold an aviation-related business for $16 million. The business had a net carrying value of $15 million.
The following table summarizes the estimated fair value of net assets acquired and liabilities assumed for business combinations completed in 2014:

(In thousands)	2014

Cash and cash equivalents	$17,457
Real estate, furniture and equipment	669
Goodwill and other intangibles assets	79,646
Premium and service fee receivable	24,432
Other assets	2,590
Total assets acquired	124,794
Deferred federal income tax	(7,107)
Debt	—
Other liabilities assumed	(34,809)
Net assets acquired	$82,878

(5) Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset	Accumulated Other Comprehensive Income (Loss)
As of and for the three months ended March 31, 2015:
Changes in AOCI
Beginning of period	$306,199		$(122,649)	$—	$183,550
Other comprehensive income (loss) before reclassifications	24,592		(47,805)	—	(23,213)
Amounts reclassified from AOCI	(8,301)		—	—	(8,301)
Other comprehensive income (loss)	16,291		(47,805)	—	(31,514)
Unrealized investment gain related to non-controlling interest	22		—	—	22
End of period	$322,512		$(170,454)	$—	$152,058
Amounts reclassified from AOCI
Pre-tax	$(12,771)	(1)	$—	$—	$(12,771)
Tax effect (3)	4,470		—	—	4,470
After-tax amounts reclassified	$(8,301)		$—	$—	$(8,301)
Other comprehensive income (loss)
Pre-tax	$24,536		$(47,805)	$—	$(23,269)
Tax effect	(8,245)		—	—	(8,245)
Other comprehensive income (loss)	$16,291		$(47,805)	$—	$(31,514)

	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
(In thousands)
As of and for the three months ended March 31, 2014:
Changes in AOCI
Beginning of period	$256,566		$(60,524)	$(6,651)		$189,391
Other comprehensive income (loss) before reclassifications	77,443		(4,025)	—		$73,418
Amounts reclassified from AOCI	(4,499)		—	591		$(3,908)
Other comprehensive income (loss)	72,944		(4,025)	591		$69,510
Unrealized investment loss related to non-controlling interest	(18)		—	—		$(18)
End of period	$329,492		$(64,549)	$(6,060)		$258,883
Amounts reclassified from AOCI
Pre-tax	$(6,921)	(1)	$—	$909	(2)	$(6,012)
Tax effect (3)	2,422		—	(318)		$2,104
After-tax amounts reclassified	$(4,499)		$—	$591		$(3,908)
Other comprehensive income (loss)
Pre-tax	$112,290		$(4,025)	$909		$109,174
Tax effect	(39,346)		—	(318)		$(39,664)
Other comprehensive income (loss)	$72,944		$(4,025)	$591		$69,510
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Other operating costs and expenses in the consolidated statements of income.
(3) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $56,632,000 and $48,587,000 and income taxes paid were $4,769,000 and $7,490,000 in the three months ended March 31, 2015 and 2014, respectively.

(7) Investments in Fixed Maturity Securities
At March 31, 2015 and December 31, 2014, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2015
Held to maturity:
State and municipal	$73,974	$17,820	$—	$91,794	$73,974
Residential mortgage-backed	22,300	3,049	—	25,349	22,300
Corporate	4,999	215	—	5,214	4,999
Total held to maturity	101,273	21,084	—	122,357	101,273
Available for sale:
U.S. government and government agency	719,947	34,349	(1,829)	752,467	752,467
State and municipal	4,220,797	232,353	(4,446)	4,448,704	4,448,704
Mortgage-backed securities:
Residential (1)	1,100,122	32,147	(6,687)	1,125,582	1,125,582
Commercial	71,083	1,867	(66)	72,884	72,884
Corporate	5,022,705	209,711	(19,776)	5,212,640	5,212,640
Foreign	892,006	64,854	(18,141)	938,719	938,719
Total available for sale	12,026,660	575,281	(50,945)	12,550,996	12,550,996
Total investments in fixed maturity securities	$12,127,933	$596,365	$(50,945)	$12,673,353	$12,652,269
December 31, 2014
Held to maturity:
State and municipal	$72,901	$17,501	$—	$90,402	$72,901
Residential mortgage-backed	23,278	2,854	—	26,132	23,278
Corporate	4,998	291	—	5,289	4,998
Total held to maturity	101,177	20,646	—	121,823	101,177
Available for sale:
U.S. government and government agency	773,192	33,353	(3,157)	803,388	803,388
State and municipal	4,137,866	229,150	(4,020)	4,362,996	4,362,996
Mortgage-backed securities:
Residential (1)	1,201,924	27,124	(9,449)	1,219,599	1,219,599
Commercial	74,479	1,610	(52)	76,037	76,037
Corporate	5,036,958	187,960	(24,781)	5,200,137	5,200,137
Foreign	897,668	62,223	(18,065)	941,826	941,826
Total available for sale	12,122,087	541,420	(59,524)	12,603,983	12,603,983
Total investments in fixed maturity securities	$12,223,264	$562,066	$(59,524)	$12,725,806	$12,705,160
________________

(1)
Gross unrealized losses for residential mortgage-backed securities include $1,088,067 and $1,095,671 as of March 31, 2015 and December 31, 2014, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at March 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$811,966	$814,139
Due after one year through five years	4,060,941	4,247,879
Due after five years through ten years	3,612,480	3,816,097
Due after ten years	2,449,041	2,571,423
Mortgage-backed securities	1,193,505	1,223,815
Total	$12,127,933	$12,673,353
At March 31, 2015, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(8) Investments in Equity Securities
At March 31, 2015 and December 31, 2014, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2015
Common stocks	$70,483	$—	$(9,383)	$61,100	$61,100
Preferred stocks	100,377	17,102	(3,870)	113,609	113,609
Total	$170,860	$17,102	$(13,253)	$174,709	$174,709
December 31, 2014
Common stocks	$69,870	$11,929	$(5,453)	$76,346	$76,346
Preferred stocks	90,425	8,385	(4,165)	94,645	94,645
Total	$160,295	$20,314	$(9,618)	$170,991	$170,991
(9) Arbitrage Trading Account
At March 31, 2015 and December 31, 2014, the carrying value of the arbitrage trading account was $973 million and $451 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general financial market conditions.
(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months
	Ended March 31,
(In thousands)	2015	2014
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$108,129	$106,898
Investment funds	6,061	53,799
Arbitrage trading account	8,979	5,519
Equity securities available for sale	1,180	1,946
Real estate	2,767	3,102
Gross investment income	127,116	171,264
Investment expense	(2,877)	(2,553)
Net investment income	$124,239	$168,711

(11) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2015	2014	2015	2014
Real estate	$481,822	$466,703	$26,012	$12,295
Energy	119,813	152,056	(21,868)	8,601
Arbitrage	281,462	282,335	(873)	5,107
Other funds	331,175	310,307	2,790	27,796
Total	$1,214,272	$1,211,401	$6,061	$53,799

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

Other funds include private equity investments carried on the equity method of accounting, which includes a publicly traded common stock investment in HealthEquity, Inc. (HQY). Our ownership interest in HQY as of March 31, 2015 is 28.1% with a fair value of $385 million and a carrying value of $46 million.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2015	2014
Properties in operation	$200,010	$196,980
Properties under development	561,846	534,632
Total	$761,856	$731,612

Properties in operation included a long-term ground lease in Washington, D.C. and an office building in West Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $4,113,000 and $1,609,000 as of March 31, 2015 and December 31, 2014, respectively. Related depreciation expense was $2,543,000 and $1,813,000 as of March 31, 2015 and 2014, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $8,575,000 in 2015, $11,457,000 in 2016, $11,500,000 in 2017, $10,833,000 in 2018, $7,839,000 in 2019 and $336,653,000 thereafter.

Properties under development include an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.

(13) Loans Receivable

Loans receivable are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Amortized cost:
Real estate loans	$203,558	$243,407
Commercial loans	77,211	78,605
Total	$280,769	$322,012

Fair value:
Real estate loans	$206,626	$245,112
Commercial loans	77,210	80,107
Total	$283,836	$325,219

Valuation allowance:
Specific	$76	$115
General	2,363	2,371
Total	$2,439	$2,486

	For the Three Months
	Ended March 31,
	2015	2014
Increase (decrease) in valuation allowance	$(47)	$463
Loans receivable charged off	—	—
Loans receivable in non-accrual status were $12.9 million and $14.2 million as of March 31, 2015 and December 31, 2014, respectively, primarily resulting from the transfer of such loans to held-for-sale.
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
The Company utilizes a risk rating system to assign a risk to each of its real estate loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the Company’s position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, none of the real estate loans were considered to be impaired at March 31, 2015, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Realized investment gains (losses):
Fixed maturity securities:
Gains	$4,146	$2,062
Losses	(1,077)	(1,598)
Equity securities available for sale	9,702	6,457
Investment funds	(1,511)	45,833
Real estate	—	—
Other	7,784	—
Total	19,044	52,754
Income tax expense	(6,665)	(18,465)
Total after-tax realized investment gains	$12,379	$34,289

Change in unrealized investment gains (losses):
Fixed maturity securities	$42,480	$91,638
Previously impaired fixed maturity securities	8	559
Equity securities available for sale	(6,845)	26,203
Investment funds	(11,107)	(6,110)
Total change in unrealized investment gains (losses)	24,536	112,290
Income tax expense	(8,245)	(39,346)
Noncontrolling interests	22	(18)
Total after-tax unrealized gains	$16,313	$72,926

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at March 31, 2015 and December 31, 2014 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2015
U.S. government and government agency	$57,281	$340	$71,103	$1,489	$128,384	$1,829
State and municipal	310,510	1,753	112,892	2,693	423,402	4,446
Mortgage-backed securities	76,098	219	225,870	6,534	301,968	6,753
Corporate	1,013,347	5,917	172,712	13,859	1,186,059	19,776
Foreign	39,512	3,518	61,375	14,623	100,887	18,141
Fixed maturity securities	1,496,748	11,747	643,952	39,198	2,140,700	50,945
Common stocks	48,645	9,383	—	—	48,645	9,383
Preferred stocks	4,017	834	22,637	3,036	26,654	3,870
Equity securities	52,662	10,217	22,637	3,036	75,299	13,253
Total	$1,549,410	$21,964	$666,589	$42,234	$2,215,999	$64,198

December 31, 2014
U.S. government and government agency	$84,750	$522	$84,850	$2,635	$169,600	$3,157
State and municipal	158,594	631	150,284	3,389	308,878	4,020
Mortgage-backed securities	75,739	332	312,922	9,169	388,661	9,501
Corporate	1,586,238	8,697	214,628	16,084	1,800,866	24,781
Foreign	76,471	3,907	85,025	14,158	161,496	18,065
Fixed maturity securities	1,981,792	14,089	847,709	45,435	2,829,501	59,524
Common stocks	15,929	5,453	—	—	15,929	5,453
Preferred stocks	27,126	1,139	22,648	3,026	49,774	4,165
Equity securities	43,055	6,592	22,648	3,026	65,703	9,618
Total	$2,024,847	$20,681	$870,357	$48,461	$2,895,204	$69,142
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2015 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	9	$26,168	$1,658
Corporate	5	2,965	420
Total	14	$29,133	$2,078

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the three months ended March 31, 2015 and 2014, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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

Equity Securities – At March 31, 2015, there were seven equity securities in an unrealized loss position, with an aggregate fair value of $75.3 million and a gross unrealized loss of $13.2 million. Three of these equity securities are preferred stocks that are rated non-investment grade, and none are delinquent. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million at March 31, 2015 and December 31, 2014, respectively.

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of March 31, 2015 and December 31, 2014 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$752,467	$—	$752,467	$—
State and municipal	4,448,704	—	4,448,704	—
Mortgage-backed securities	1,198,466	—	1,198,466	—
Corporate	5,212,640	—	5,210,710	1,930
Foreign government	938,719	—	938,719	—
Total fixed maturity securities available for sale	12,550,996	—	12,549,066	1,930
Equity securities available for sale:
Common stocks	61,100	52,205	—	8,895
Preferred stocks	113,609	—	109,944	3,665
Total equity securities available for sale	174,709	52,205	109,944	12,560
Arbitrage trading account	972,629	269,697	630,316	72,616
Total	$13,698,334	$321,902	$13,289,326	$87,106
Liabilities:
Securities sold but not yet purchased	$99,299	$99,299	$—	$—
December 31, 2014
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$803,388	$—	$803,388	$—
State and municipal	4,362,996	—	4,362,996	—
Mortgage-backed securities	1,295,636	—	1,295,636	—
Corporate	5,200,137	—	5,179,372	20,765
Foreign government	941,826	—	941,826	—
Total fixed maturity securities available for sale	12,603,983	—	12,583,218	20,765
Equity securities available for sale:
Common stocks	76,346	65,605	—	10,741
Preferred stocks	94,645	—	90,932	3,713
Total equity securities available for sale	170,991	65,605	90,932	14,454
Arbitrage trading account	450,648	295,047	154,881	720
Total	$13,225,622	$360,652	$12,829,031	$35,939
Liabilities:
Securities sold but not yet purchased	$106,079	$106,074	$5	$—
There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2015 or during the year ended December 31, 2014.

The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2015 and for the year ended December 31, 2014:

		Gains (Losses) Included in
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	(Sales)	Maturities	Transfer in (out)	Ending Balance
Three months ended March 31, 2015:
Assets:
Fixed maturities available for sale:
Corporate	$20,765	$15	$180	$—	$—	$(1,673)	$(17,357)	$1,930
Total	20,765	15	180	—	—	(1,673)	(17,357)	1,930
Equity securities available for sale:
Common stocks	10,741	—	(1,846)	—	—	—	—	8,895
Preferred stocks	3,713	(48)	—	—	—	—	—	3,665
Total	14,454	(48)	(1,846)	—	—	—	—	12,560
Arbitrage trading account	720	(277)	—	72,173	—	—	—	72,616
Total	$35,939	$(310)	$(1,666)	$72,173	$—	$(1,673)	$(17,357)	$87,106

Liabilities:
Securities sold but not yet purchased	—	—	—	$—	—	—	$—	$—

Year ended December 31, 2014:
Assets:
Fixed maturities available for sale:
Corporate	$42,864	$47	$(3,711)	$238	$(15,244)	$(3,429)	$—	$20,765
Total	42,864	47	(3,711)	238	(15,244)	(3,429)	—	20,765
Equity securities available for sale:
Common stocks	1,238	—	(911)	11,343	(929)	—	—	10,741
Preferred stocks	3,752	(17)	—	3,430	(3,452)	—	—	3,713
Total	4,990	(17)	(911)	14,773	(4,381)	—	—	14,454
Arbitrage trading account	1,780	2,274	—	4,942	(14,073)	—	5,797	720
Total	$49,634	$2,304	$(4,622)	$19,953	$(33,698)	$(3,429)	$5,797	$35,939

Liabilities:
Securities sold but not yet purchased	$—	$(20)	$—	$31	$(11)	$—	$—	$—
During the three months ended March 31, 2015, one security was transferred out of Level 3 where an observable price was available. During the year ended December 31, 2014, two securities were transferred into Level 3 where the quoted prices were no longer available. One of these securities was sold during the second quarter of 2014.

(17) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months
	Ended March 31,
(In thousands)	2015	2014
Written premiums:
Direct	$1,647,341	$1,565,188
Assumed	204,464	240,079
Ceded	(276,403)	(279,387)
Total net premiums written	$1,575,402	$1,525,880

Earned premiums:
Direct	$1,524,736	$1,381,572
Assumed	203,342	225,762
Ceded	(256,065)	(243,722)
Total net premiums earned	$1,472,013	$1,363,612

Ceded losses incurred	$118,391	$100,684
Ceded commissions earned	$43,651	$37,170
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of March 31, 2015 and December 31, 2014.

(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$12,652,269	$12,673,353	$12,705,160	$12,725,806
Equity securities available for sale	174,709	174,709	170,991	170,991
Arbitrage trading account	972,629	972,629	450,648	450,648
Loans receivable	280,769	283,836	322,012	325,219
Cash and cash equivalents	614,695	614,695	674,441	674,441
Trading account receivables from brokers and clearing organizations	—	—	371,034	371,034
Liabilities:
Due to broker	18,260	18,260	23,133	23,133
Trading account payable to brokers and clearing organizations	165,420	165,420	—	—
Trading account securities sold but not yet purchased	99,299	99,299	106,079	106,079
Subordinated debentures	340,125	354,480	340,060	332,640
Senior notes and other debt	2,112,456	2,388,949	2,115,527	2,344,292
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

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $8 million and $6 million for the three months ended March 31, 2015 and 2014, respectively. A summary of RSUs issued in the three months ended March 31, 2015 and 2014 follows:

($ in thousands)	Units	Fair Value
Three months ended March 31,
2015	10,000	$503
2014	16,950	$689

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

Summary financial information about the Company's business segments is presented in the following tables:

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2015:
Insurance-Domestic	$1,117,542	$82,652	$25,575	$1,225,769	$166,866	$114,910
Insurance-International	193,734	16,432	—	210,166	21,303	15,129
Reinsurance-Global	160,737	17,041	—	177,778	20,262	14,500
Corporate and eliminations (1)	—	8,114	103,808	111,922	(58,758)	(38,611)
Net investment gains	—	—	19,044	19,044	19,044	12,379
Total	$1,472,013	$124,239	$148,427	$1,744,679	$168,717	$118,307
Three months ended March 31, 2014:
Insurance-Domestic	$1,003,507	$118,137	$28,766	$1,150,410	$202,185	$138,036
Insurance-International	185,324	16,652	—	201,976	17,747	12,468
Reinsurance-Global	174,781	27,578	—	202,359	32,074	22,392
Corporate and eliminations (1)	—	6,344	93,063	99,407	(57,175)	(37,513)
Net investment gains	—	—	52,754	52,754	52,754	34,290
Total	$1,363,612	$168,711	$174,583	$1,706,906	$247,585	$169,673
________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable assets by segment are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Insurance-Domestic	$16,011,219	$16,036,513
Insurance-International	1,817,696	1,876,347
Reinsurance-Global	2,607,238	2,708,090
Corporate and eliminations	1,410,899	1,058,289
Total	$21,847,052	$21,679,239

Net premiums earned by major line of business are as follows:

	For the Three Months
	Ended March 31,
(In thousands)	2015	2014
Insurance-Domestic:
Other liability	$372,039	$339,633
Workers’ compensation	292,617	263,032
Short-tail lines	227,726	204,766
Commercial automobile	134,957	124,368
Professional liability	90,203	71,708
Total	1,117,542	1,003,507

Insurance-International:
Other liability	24,865	19,375
Workers’ compensation	22,121	17,325
Short-tail lines	95,364	96,274
Commercial automobile	30,603	27,593
Professional liability	20,781	24,757
Total	193,734	185,324

Reinsurance-Global:
Casualty	112,816	125,603
Property	47,921	49,178
Total	160,737	174,781

Total	$1,472,013	$1,363,612

SAFE HARBOR STATEMENT

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2015 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition; foreign currency and political risks relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Act of 2002, as amended ("TRIA"); the ability of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results for the year 2015 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
Our net reserves for losses and loss expenses of approximately $9 billion as of March 31, 2015 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.4 billion, or 16%, of the Company’s net loss reserves as of March 31, 2015 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of March 31, 2015 and December 31, 2014:

(In thousands)	2015	2014
Insurance-Domestic	$6,875,226	$6,767,374
Insurance-International	737,889	750,613
Reinsurance-Global	1,444,997	1,452,654
Net reserves for losses and loss expenses	9,058,112	8,970,641
Ceded reserves for losses and loss expenses	1,416,842	1,399,060
Gross reserves for losses and loss expenses	$10,474,954	$10,369,701

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of March 31, 2015 and December 31, 2014:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2015
Other liability	$1,037,025	$1,817,434	$2,854,459
Workers’ compensation (1)	1,632,649	1,207,815	2,840,464
Professional liability	320,807	447,972	768,779
Commercial automobile	325,213	216,869	542,082
Short-tail lines	326,884	280,447	607,331
Total primary	3,642,578	3,970,537	7,613,115
Reinsurance (1)	610,189	834,808	1,444,997
Total	$4,252,767	$4,805,345	$9,058,112
December 31, 2014
Other liability	$1,035,442	$1,785,598	$2,821,040
Workers’ compensation (1)	1,603,310	1,201,117	2,804,427
Professional liability	308,887	453,557	762,444
Commercial automobile	319,700	203,085	522,785
Short-tail lines	330,010	277,281	607,291
Total primary	3,597,349	3,920,638	7,517,987
Reinsurance (1)	603,851	848,803	1,452,654
Total	$4,201,200	$4,769,441	$8,970,641
___________
(1) Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $736 million and $746 million as of March 31, 2015 and December 31, 2014, respectively.

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

Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the three months ended March 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Net decrease in prior year loss reserves	$2,499	$19,035
Increase in prior year earned premiums	9,304	5,865
Net favorable prior year development	$11,803	$24,900

Favorable prior year development (net of additional and return premiums) was $12 million in the three months ended March 31, 2015, compared with $25 million in 2014. Overall, the reported emergence of losses on prior accident years during the first quarter of 2015 was close to our expectations.
Substantially all of the favorable development in 2015 related to the Insurance-Domestic segment. The Insurance-Domestic segment experienced favorable development for the other liability, workers' compensation and property lines of business, which was partially offset by unfavorable development in commercial automobile liability. The other liability favorable development resulted from the continuation of favorable claim frequency trends (i.e., number of reported claims per unit of exposure) and related primarily to accident years 2009 through 2014. The property favorable development related mainly to accident year 2014 and resulted from the resolution of a number of claims during the quarter. The workers'

compensation favorable development related to better than expected loss emergence for the 2014 accident year as well as the settlement of several excess claims from accident years 2005 and prior. The adverse commercial auto liability development resulted from a higher than expected number of large losses, particularly for long-haul trucking business, related to accident years 2011 through 2014.
The favorable prior year development in 2014 was primarily related to the Insurance-Domestic segment and was driven by excess and surplus lines casualty business for accident years 2007 through 2013.
Reserve Discount. The Company discounts its liabilities for excess and assumed workers’ compensation business because of the long period of time over which losses are paid. Discounting is intended to appropriately match losses and loss expenses to income earned on investment securities supporting the liabilities. The expected losses and loss expense payout pattern subject to discounting was derived from the Company’s loss payout experience. For non-proportional business, reserves for losses and loss expenses have been discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. For proportional business, reserves for losses and loss expenses have been discounted at the statutory rate of 2.0%. As of March 31, 2015, the aggregate blended discount rates ranged from 2.0% to 6.5%, with a weighted average discount rate of 4.2%. The aggregate net discount, after reflecting the effects of ceded reinsurance, was $736 million and $746 million as of March 31, 2015 and December 31, 2014, respectively.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $85 million at both March 31, 2015 and December 31, 2014. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of March 31, 2015:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	314	$2,078,607	$29,710
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	2	3,484	1,151
Twelve months and longer	12	58,609	20,084
Total	328	$2,140,700	$50,945
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2015 is presented in the table below:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Mortgage-backed securities	9	$26,168	$1,658
Corporate	5	2,965	420
Total	14	$29,133	$2,078

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
Equity Securities – At March 31, 2015, there were seven equity securities in an unrealized loss position, with an aggregate fair value of $75.3 million and a gross unrealized loss of $13.2 million. Three of these equity securities are preferred stocks that are rated non-investment grade, and none are delinquent. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million at March 31, 2015 and December 31, 2014, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2015:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$12,357,001	98.5%
Syndicate manager	73,828	0.6
Directly by the Company based on:
Observable data	118,236	0.9
Cash flow model	1,931	* -
Total	$12,550,996	100.0%
_______
*Less than 0.1%.
Independent pricing services –The vast majority of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2015, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March, 2015 and 2014

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2015 and 2014. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2015	2014
Insurance-Domestic:
Gross premiums written	$1,409,177	$1,342,942
Net premiums written	1,193,631	1,126,381
Net premiums earned	1,117,542	1,003,507
Loss ratio	61.6%	59.7%
Expense ratio	31.2%	32.5%
GAAP combined ratio	92.8%	92.2%
Insurance-International:
Gross premiums written	$283,226	$277,186
Net premiums written	231,508	225,821
Net premiums earned	193,734	185,324
Loss ratio	57.9%	59.2%
Expense ratio	39.1%	40.1%
GAAP combined ratio	97.0%	99.3%
Reinsurance-Global:
Gross premiums written	$159,402	$185,139
Net premiums written	150,263	173,678
Net premiums earned	160,737	174,781
Loss ratio	62.2%	64.6%
Expense ratio	35.8%	32.8%
GAAP combined ratio	98.0%	97.4%
Consolidated:
Gross premiums written	$1,851,805	$1,805,267
Net premiums written	1,575,402	1,525,880
Net premiums earned	1,472,013	1,363,612
Loss ratio	61.2%	60.3%
Expense ratio	32.7%	33.6%
GAAP combined ratio	93.9%	93.9%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2015 and 2014:

(In thousands, except per share data)	2015	2014
Net income to common stockholders	$118,307	$169,673
Weighted average diluted shares	132,484	135,429
Net income per diluted share	$0.89	$1.25
The Company reported net income of $118 million in 2015 compared to $170 million in 2014. The 30% decrease in net income was primarily due to decreases in after-tax net investment income of $29 million and in after-tax net investment gains of $22 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2015 and 2014.
Premiums. Gross premiums written were $1,852 million in 2015, an increase of 3% from $1,805 million in 2014. The growth was due primarily to rate increases. Approximately 79.2% of policies expiring in 2015 were renewed, compared with a 78.6% renewal retention rate for policies expiring in 2014.
Average renewal premium rates (adjusted for change in exposures) increased 3.1% in 2015. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2015 compared with 2014 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 5% to $1,409 million in 2015 from $1,343 million in 2014. Gross premiums increased $24 million (25%) for professional liability, $19 million (5%) for other liability, $16 million (6%) for short-tail lines, $4 million (3%) for commercial auto and $3 million (1%) for workers' compensation.

•
Insurance-International gross premiums increased 2% to $283 million in 2015 from $277 million in 2014. Gross premiums increased $11 million (39%) for other liability, $5 million (30%) for workers' compensation and $2 million (7%) for commercial auto. Insurance-International gross premiums decreased $9 million (5%) for short-tail lines and $3 million (12%) for professional liability. In local currency terms, international gross premiums increased 14% in 2015.

•
Reinsurance-Global gross premiums decreased 14% to $159 million in 2015 from $185 million in 2014, due to increasingly competitive conditions. Gross premiums written decreased $14 million (11%) for casualty lines and $12 million (20%) for property lines.

Net premiums written were $1,575 million in 2015, an increase of 3% from $1,526 million in 2014. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2015 and 2014.
Premiums earned increased 8% to $1,472 million in 2015 from $1,364 million in 2014. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2015 are related to business written during both 2015 and 2014. Audit premiums were $37 million in 2015 compared with $30 million in 2014.

Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2015 and 2014:

	Amount		Average Annualized Yield
(In thousands)	2015	2014	2015	2014
Fixed maturity securities, including cash and cash equivalents and loans receivable	$108,129	$106,898	3.3%	3.4%
Investment funds	6,061	53,799	2.0	21.1
Arbitrage trading account	8,979	5,519	6.8	4.6
Real estate	2,767	3,102	1.5	1.7
Equity securities available for sale	1,180	1,946	2.9	3.7
Gross investment income	127,116	171,264	3.2	4.5
Investment expenses	(2,877)	(2,553)
Total	$124,239	$168,711	3.1	4.5
Net investment income decreased 26% to $124 million in 2015 from $169 million in 2014 due to a $48 million decrease in income from investment funds. The decrease in investment income from investment funds (reported on a one-quarter lag) was primarily due to losses from energy funds, partially offset by higher earnings from real estate funds. Average invested assets, at cost (including cash and cash equivalents) were $16.0 billion in 2015 and $15.1 billion in 2014.
Insurance Service Fees. The Company is a servicing carrier of workers' compensation assigned risk plans for 20 states and provides insurance program management services to self-insureds, captives, governmental entities, risk retention groups, and insurance companies. Service fees increased to $37 million in 2015 from $29 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $19 million in 2015 compared with $53 million in 2014. The realized gains in 2014 included a gain of $45 million from the sale of an investment in commercial real estate investment fund.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from wholly-owned investees was $93 million in both 2015 and 2014.
Losses and Loss Expenses. Losses and loss expenses increased to $901 million in 2015 from $822 million in 2014. The consolidated loss ratio was 61.2% in 2015 and 60.3% in 2014. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $14 million in 2015 and 2014. Favorable prior year reserve development (net of premium offsets) was $12 million in 2015 compared with $25 million in 2014, a difference of 1.0 loss ratio point. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.1 point to 61.0% in 2015 from 61.1% in 2014. A summary of loss ratios in 2015 compared with 2014 by business segment follows:

•
Insurance-Domestic - The loss ratio of 61.6% in 2015 was 1.9 points higher than the loss ratio of 59.7% in 2014. Catastrophe losses were $14 million in 2015 compared with $13 million in 2014. Favorable prior year reserve development was $12 million in 2015 compared with $28 million in 2014. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.2 points to 61.4% in 2015 from 61.2% in 2014.

•
Insurance-International - The loss ratio of 57.9% in 2015 was 1.3 points lower than the loss ratio of 59.2% in 2014. There were no catastrophe losses in 2015 compared with $1 million in 2014, a difference of 0.5 loss ratio points. There was no change in prior year reserve development in 2015 compared with an increase in prior year reserves of $2 million in 2014, a difference of 1.6 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.8 points to 57.9% in 2015 from 57.1% in 2014.

•
Reinsurance-Global - The loss ratio of 62.2% in 2015 was 2.4 points lower than the loss ratio of 64.6% in 2014. There was no change in prior year reserves in 2015 compared with an increase in prior year reserves of $1 million in 2014, a difference of 0.4 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.0 points to 62.3% in 2015 from 64.3% in 2014.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2015	2014
Underwriting expenses	$482,060	$458,138
Service expenses	31,084	22,257
Net foreign currency gains	(567)	(334)
Other costs and expenses	38,469	35,105
Total	$551,046	$515,166
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 5% compared with an increase in net premiums earned of 8%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 32.7% in 2015, down from 33.6% in 2014, primarily due to higher earned premiums and to the impact of expense reduction initiatives.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $31 million in 2015 from $22 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Foreign currency gains and losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $0.6 million in 2015 and $0.3 million in 2014.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses increased to $38 million in 2015 from $35 million in 2014 due primarily to higher compensation costs, including costs relating to long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from wholly-owned investees were $90 million in 2015 compared to $92 million in 2014.
Interest Expense. Interest expense was $35 million in 2015 compared with $30 million in 2014. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds will be used to repay $200 million of 5.60% senior notes that are due on May 15, 2015.
Income Taxes. The effective income tax rate was 30% in 2015 compared to 31% in 2014. The effective income tax rate differs from the federal income tax rate of 35% primarily because interest on the Company's state and local bonds is taxed at a lower rate. The decrease in the effective tax rate in 2015 compared with 2014 is due to lower income from investment funds and investment gains, which are generally taxed at the 35% federal income tax rate.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $58.7 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.2 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.2 years at March 31, 2015 and December 31, 2014. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2015 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$752,467	4.5%
State and municipal:
Special revenue	2,491,791	14.9
State general obligation	714,723	4.3
Pre-refunded (1)	556,195	3.3
Corporate backed	418,080	2.5
Local general obligation	341,889	2.1
Total state and municipal	4,522,678	27.1
Mortgage-backed securities:
Agency	963,796	5.8
Residential-Prime	116,486	0.7
Commercial	72,884	0.4
Residential-Alt A	67,600	0.4
Total mortgage-backed securities	1,220,766	7.3
Corporate:
Asset-backed	1,934,916	11.6
Industrial	1,780,211	10.7
Financial	1,203,139	7.2
Utilities	195,297	1.2
Other	104,076	0.6
Total corporate	5,217,639	31.3
Foreign government and foreign government agencies	938,719	5.6
Total fixed maturity securities	12,652,269	75.8
Equity securities
Preferred stocks	113,609	0.7
Common stocks	61,100	0.4
Total equity securities	174,709	1.1
Investment funds	1,214,272	7.3
Arbitrage trading account	972,629	5.8
Real estate	761,856	4.6
Cash and cash equivalents	614,695	3.7
Loans receivable	280,769	1.7
Total investments	$16,671,199	100.0%

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
At March 31, 2015, investments in foreign government fixed maturity securities were as follows:

(In thousands)	Carrying Value
Australia	$246,168
United Kingdom	181,002
Canada	165,311
Argentina	144,529
Germany	54,802
Brazil	53,160
Supranational (1)	47,729
Norway	36,351
Singapore	6,204
Uruguay	3,463
Total	$938,719
________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter-American Development Bank.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At March 31, 2015, the carrying value of investment funds was $1,214 million, including investments in real estate funds of $482 million, arbitrage funds of $281 million and energy funds of $120 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2015, real estate properties in operation included a long-term ground lease in Washington D.C. and an office building in West Palm Beach, Florida. In addition, there are three properties under development: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $280.8 million and an aggregate fair value of $283.8 million at March 31, 2015. The amortized cost of loans receivable is net of a valuation allowance of $2.4 million as of March 31, 2015. Loans receivable include real estate loans of $203.6 million that are secured by commercial real estate located primarily in Arizona, Illinois, Maryland, New York, North Carolina, Texas and Virginia. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $77 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.2 years at March 31, 2015 and December 31, 2014. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities decreased to $61 million in the first three months of 2015 from $143 million in the comparable period in 2014, primarily due to the timing of premium collections and expense payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 81% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2015. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At March 31, 2015, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,453 million and a face amount of $2,477 million. The maturities of the outstanding debt are $274 million in 2015, $30 million in 2016, $44 million in 2017, $450 million in 2019, $300 million in 2020, $427 million in 2022, $2 million in 2029, $250 million in 2037, $350 million in 2044 and $350 million in 2053.

In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds will be used to repay $200 million of 5.60% senior notes that are due on May 15, 2015. In addition, in 2014 the Company assumed $71 million of debt in conjunction with the purchase of an office building in West Palm Beach, Florida, that matures in August 2015.
Equity. At March 31, 2015, total common stockholders’ equity was $4.6 billion, common shares outstanding were approximately 125 million and stockholders’ equity per outstanding share was $36.65. During the three months ended March 31, 2015, the Company repurchased 1,830,490 shares of its common stock for $91 million.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $7 billion at March 31, 2015. The percentage of the Company’s capital attributable to debt and subordinated debentures was 35% at March 31, 2015 and 32% at December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Reference is made to the information under “Investments - Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Item 4.	Controls and Procedures
          Disclosure Controls and Procedures. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company has in place effective controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2015 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2015	9,400	$49.77	9,400	7,176,717
February 2015	1,248,549	49.79	1,248,549	5,928,168
March 2015	572,541	49.93	572,541	5,355,627

Item 6. Exhibits

Number
(10.1)	Form of 2015 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 4, 2015	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	May 4, 2015	/s/ Eugene G. Ballard
Eugene G. Ballard
Senior Vice President - Chief Financial Officer