Form 10-Q
period 2015-06-30
BERKLEY W R CORP
filed 2015-08-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of July 31, 2015: 123,366,093

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$12,395,810	$12,705,160
Investment funds	1,123,829	1,211,401
Real estate	820,257	731,612
Arbitrage trading account	830,212	450,648
Loans receivable	259,411	322,012
Equity securities	153,513	170,991
Total investments	15,583,032	15,591,824
Cash and cash equivalents	756,368	674,441
Premiums and fees receivable	1,766,654	1,651,088
Due from reinsurers	1,533,267	1,503,441
Deferred policy acquisition costs	521,312	488,525
Prepaid reinsurance premiums	415,672	395,748
Trading account receivables from brokers and clearing organizations	41,576	371,034
Property, furniture and equipment	332,015	332,098
Goodwill	150,682	150,944
Accrued investment income	129,364	120,367
Federal and foreign income taxes	29,135	30,171
Other assets	430,732	369,558
Total assets	$21,689,809	$21,679,239

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,622,374	$10,369,701
Unearned premiums	3,190,144	3,026,732
Due to reinsurers	225,213	237,270
Trading account securities sold but not yet purchased	155,484	106,079
Other liabilities	776,207	859,736
Senior notes and other debt	1,843,865	2,115,527
Subordinated debentures	340,190	340,060
Total liabilities	17,153,477	17,055,105
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 122,481,580 and 126,748,836 shares, respectively	47,024	47,024
Additional paid-in capital	1,003,567	991,512
Retained earnings	5,945,305	5,732,410
Accumulated other comprehensive income	86,055	183,550
Treasury stock, at cost, 112,636,338 and 108,369,082 shares, respectively	(2,579,764)	(2,364,551)
Total stockholders’ equity	4,502,187	4,589,945
Noncontrolling interests	34,145	34,189
Total equity	4,536,332	4,624,134
Total liabilities and equity	$21,689,809	$21,679,239

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
REVENUES:
Net premiums written	$1,543,925	$1,489,776	$3,119,327	$3,015,656
Change in net unearned premiums	(50,884)	(72,131)	(154,273)	(234,399)
Net premiums earned	1,493,041	1,417,645	2,965,054	2,781,257
Net investment income	127,583	138,729	251,822	307,440
Insurance service fees	35,942	26,922	72,460	55,625
Net realized investment gains	27,557	109,168	46,601	161,922
Revenues from wholly-owned investees	105,596	104,285	198,202	197,125
Other income	46	240	305	526
Total revenues	1,789,765	1,796,989	3,534,444	3,503,895
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	906,235	867,778	1,806,943	1,689,873
Other operating costs and expenses	573,582	534,150	1,124,628	1,049,316
Expenses from wholly-owned investees	98,730	101,296	188,400	193,026
Interest expense	33,031	30,311	67,569	60,641
Total operating costs and expenses	1,611,578	1,533,535	3,187,540	2,992,856
Income before income taxes	178,187	263,454	346,904	511,039
Income tax expense	(55,138)	(83,277)	(105,411)	(161,178)
Net income before noncontrolling interests	123,049	180,177	241,493	349,861
Noncontrolling interests	(14)	(216)	(151)	(227)
Net income to common stockholders	$123,035	$179,961	$241,342	$349,634

NET INCOME PER SHARE:
Basic	$0.99	$1.41	$1.93	$2.72
Diluted	$0.95	$1.35	$1.84	$2.60

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net income before noncontrolling interests	$123,049	$180,177	$241,493	$349,861
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	33,627	24,815	(14,178)	20,790
Change in unrealized investment gains (loss), net of taxes	(99,620)	48,200	(83,329)	121,144
Change in net pension asset, net of taxes	—	2,020	—	2,611
Other comprehensive income (loss)	(65,993)	75,035	(97,507)	144,545
Comprehensive income	57,056	255,212	143,986	494,406
Comprehensive (income) to the noncontrolling interest	(24)	(235)	(139)	(264)
Comprehensive income to common stockholders	$57,032	$254,977	$143,847	$494,142

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Six Months
	Ended June 30,
	2015	2014
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$991,512	$967,440
Restricted stock units issued, net of tax	(2,295)	(5,692)
Stock incentive plans expensed	14,350	13,046
End of period	$1,003,567	$974,794
RETAINED EARNINGS:
Beginning of period	$5,732,410	$5,265,015
Net income to common stockholders	241,342	349,634
Dividends	(28,447)	(26,825)
End of period	$5,945,305	$5,587,824
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains:
Beginning of period	$306,199	$256,566
Unrealized gains (losses) on securities not other-than-temporarily impaired	(83,332)	120,618
Unrealized gains on other-than-temporarily impaired securities	15	489
End of period	222,882	377,673
Currency translation adjustments:
Beginning of period	(122,649)	(60,524)
Net change in period	(14,178)	20,790
End of period	(136,827)	(39,734)
Net pension asset:
Beginning of period	—	(6,651)
Net change in period	—	2,611
End of period	—	(4,040)
Total accumulated other comprehensive income	$86,055	$333,899
TREASURY STOCK:
Beginning of period	$(2,364,551)	$(2,132,835)
Stock exercised/vested	2,296	5,667
Stock repurchased	(218,132)	(197,254)
Stock incentive plans expensed	623	594
End of period	$(2,579,764)	$(2,323,828)
NONCONTROLLING INTERESTS:
Beginning of period	$34,189	$33,359
Contributions (distributions)	(183)	1,222
Net income	151	227
Other comprehensive income (loss), net of tax	(12)	37
End of period	$34,145	$34,845
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months
	Ended June 30,
	2015	2014
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$241,342	$349,634
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(46,601)	(161,922)
Depreciation and amortization	42,267	50,832
Noncontrolling interests	151	227
Investment funds	(27,912)	(84,385)
Stock incentive plans	14,973	13,615
Change in:
Arbitrage trading account	(702)	(12,956)
Premiums and fees receivable	(133,227)	(197,004)
Reinsurance accounts	(60,595)	(57)
Deferred policy acquisition costs	(34,245)	(31,527)
Income taxes	48,929	7,742
Reserves for losses and loss expenses	285,204	172,759
Unearned premiums	174,108	297,721
Other	(170,809)	(150,056)
Net cash from operating activities	332,883	254,623
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	794,106	513,281
Proceeds from sale of equity securities	23,547	112,590
Distributions from investment funds	129,181	211,974
Proceeds from maturities and prepayments of fixed maturity securities	1,534,982	1,214,221
Purchase of fixed maturity securities	(2,168,400)	(2,034,009)
Purchase of equity securities	(8,543)	(48,484)
Additions to real estate	(84,826)	(63,919)
Real estate sold	—	343,723
Change in loans receivable	62,601	(312,071)
Net additions to property, furniture and equipment	(23,504)	(22,555)
Change in balances due to security brokers	18,298	28,313
Net cash from business sold	—	15,548
Net cash from (used in) investing activities	277,442	(41,388)
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(275,788)	—
Net proceeds from issuance of debt	3,749	4,988
Net proceeds from options exercised	1	53
Cash dividends to common stockholders	(28,447)	(26,825)
Purchase of common treasury shares	(218,132)	(197,254)
Other, net	(92)	1,365
Net cash used in financing activities	(518,709)	(217,673)
Net impact on cash due to change in foreign exchange rates	(9,689)	7,371
Net change in cash and cash equivalents	81,927	2,933
Cash and cash equivalents at beginning of year	674,441	839,738
Cash and cash equivalents at end of period	$756,368	$842,671
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Basic	123,781	127,668	124,869	128,765
Diluted	129,988	133,304	131,228	134,323

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
In 2014, the Company sold an aviation-related business for $16 million. The business had a net carrying value of $15 million.
The following table summarizes the estimated fair value of net assets acquired and liabilities assumed for business combinations completed in 2014:

(In thousands)	2014

Cash and cash equivalents	$17,457
Real estate, furniture and equipment	669
Goodwill and other intangibles assets	79,646
Premium and service fee receivable	24,432
Other assets	2,590
Total assets acquired	124,794
Deferred federal income tax	(7,107)
Debt	—
Other liabilities assumed	(34,809)
Net assets acquired	$82,878

(5) Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset	Accumulated Other Comprehensive Income (Loss)
As of and for the six months ended June 30, 2015:
Changes in AOCI
Beginning of period	$306,199		$(122,649)	$—	$183,550
Other comprehensive income (loss) before reclassifications	(73,021)		(14,178)	—	(87,199)
Amounts reclassified from AOCI	(10,308)		—	—	(10,308)
Other comprehensive income (loss)	(83,329)		(14,178)	—	(97,507)
Unrealized investment gain related to non-controlling interest	12		—	—	12
End of period	$222,882		$(136,827)	$—	$86,055
Amounts reclassified from AOCI
Pre-tax	$(15,858)	(1)	$—	$—	$(15,858)
Tax effect (2)	5,550		—	—	5,550
After-tax amounts reclassified	$(10,308)		$—	$—	$(10,308)
Other comprehensive income (loss)
Pre-tax	$(127,455)		$(14,178)	$—	$(141,633)
Tax effect	44,126		—	—	44,126
Other comprehensive income (loss)	$(83,329)		$(14,178)	$—	$(97,507)

As of and for the three months ended June 30, 2015:
Changes in AOCI
Beginning of period	$322,512		$(170,454)	$—	$152,058
Other comprehensive income (loss) before reclassifications	(97,613)		33,627	—	(63,986)
Amounts reclassified from AOCI	(2,007)		—	—	(2,007)
Other comprehensive income (loss)	(99,620)		33,627	—	(65,993)
Unrealized investment gain related to non-controlling interest	(10)		—	—	(10)
End of period	$222,882		$(136,827)	$—	$86,055
Amounts reclassified from AOCI
Pre-tax	$(3,087)	(1)	$—	$—	$(3,087)
Tax effect (2)	1,080		—	—	1,080
After-tax amounts reclassified	$(2,007)		$—	$—	$(2,007)
Other comprehensive income (loss)
Pre-tax	$(151,991)		$33,627	$—	$(118,364)
Tax effect	52,371		—	—	52,371
Other comprehensive income (loss)	$(99,620)		$33,627	$—	$(65,993)

	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
(In thousands)
As of and for the six months ended June 30, 2014:
Changes in AOCI
Beginning of period	$256,566		$(60,524)	$(6,651)		$189,391
Other comprehensive income (loss) before reclassifications	140,289		20,790	—		161,079
Amounts reclassified from AOCI	(19,145)		—	2,611		(16,534)
Other comprehensive income (loss)	121,144		20,790	2,611		144,545
Unrealized investment loss related to non-controlling interest	(37)		—	—		(37)
End of period	$377,673		$(39,734)	$(4,040)		$333,899
Amounts reclassified from AOCI
Pre-tax	$(29,454)	(1)	$—	$4,017	(3)	$(25,437)
Tax effect (2)	10,309		—	(1,406)		8,903
After-tax amounts reclassified	$(19,145)		$—	$2,611		$(16,534)
Other comprehensive income (loss)
Pre-tax	$188,680		$20,790	$4,017		$213,487
Tax effect	(67,536)		—	(1,406)		(68,942)
Other comprehensive income (loss)	$121,144		$20,790	$2,611		$144,545

As of and for the three months ended June 30, 2014:
Changes in AOCI
Beginning of period	$329,492		$(64,549)	$(6,060)		$258,883
Other comprehensive income (loss) before reclassifications	62,846		24,815	—		87,661
Amounts reclassified from AOCI	(14,646)		—	2,020		(12,626)
Other comprehensive income (loss)	48,200		24,815	2,020		75,035
Unrealized investment loss related to non-controlling interest	(19)		—	—		(19)
End of period	$377,673		$(39,734)	$(4,040)		$333,899
Amounts reclassified from AOCI
Pre-tax	$(22,532)	(1)	$—	$3,108	(3)	$(19,424)
Tax effect (2)	7,886		—	(1,088)		6,798
After-tax amounts reclassified	$(14,646)		$—	$2,020		$(12,626)
Other comprehensive income (loss)
Pre-tax	$76,390		$24,815	$3,108		$104,313
Tax effect	(28,190)		—	(1,088)		(29,278)
Other comprehensive income (loss)	$48,200		$24,815	$2,020		$75,035
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.
(3) Other operating costs and expenses in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $67,786,000 and $59,811,000 and income taxes paid were $54,324,000 and $152,439,000 in the three months ended June 30, 2015 and 2014, respectively.

(7) Investments in Fixed Maturity Securities
At June 30, 2015 and December 31, 2014, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2015
Held to maturity:
State and municipal	$75,066	$15,029	$—	$90,095	$75,066
Residential mortgage-backed	21,241	2,655	—	23,896	21,241
Corporate	4,999	142	—	5,141	4,999
Total held to maturity	101,306	17,826	—	119,132	101,306
Available for sale:
U.S. government and government agency	691,250	27,672	(3,555)	715,367	715,367
State and municipal:
Special revenue	2,345,401	91,768	(8,386)	2,428,783	2,428,783
State general obligation	640,845	25,694	(6,113)	660,426	660,426
Pre-refunded	444,165	28,606	(133)	472,638	472,638
Corporate backed	419,572	13,850	(998)	432,424	432,424
Local general obligation	283,988	21,023	(431)	304,580	304,580
Total state and municipal	4,133,971	180,941	(16,061)	4,298,851	4,298,851
Mortgage-backed securities:
Residential (1)	1,085,961	24,498	(10,514)	1,099,945	1,099,945
Commercial	68,378	1,053	(93)	69,338	69,338
Total mortgage-backed securities	1,154,339	25,551	(10,607)	1,169,283	1,169,283
Corporate:
Asset-backed	1,644,366	17,816	(10,027)	1,652,155	1,652,155
Industrial	1,780,193	96,890	(10,238)	1,866,845	1,866,845
Financial	1,296,370	32,050	(10,412)	1,318,008	1,318,008
Utilities	182,282	10,412	(2,212)	190,482	190,482
Other	116,146	756	(539)	116,363	116,363
Total corporate	5,019,357	157,924	(33,428)	5,143,853	5,143,853
Foreign	918,738	65,344	(16,932)	967,150	967,150
Total available for sale	11,917,655	457,432	(80,583)	12,294,504	12,294,504
Total investments in fixed maturity securities	$12,018,961	$475,258	$(80,583)	$12,413,636	$12,395,810

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2014
Held to maturity:
State and municipal	$72,901	$17,501	$—	$90,402	$72,901
Residential mortgage-backed	23,278	2,854	—	26,132	23,278
Corporate	4,998	291	—	5,289	4,998
Total held to maturity	101,177	20,646	—	121,823	101,177
Available for sale:
U.S. government and government agency	773,192	33,353	(3,157)	803,388	803,388
State and municipal:
Special revenue	2,264,210	111,841	(2,084)	2,373,967	2,373,967
State general obligation	674,022	37,615	(787)	710,850	710,850
Pre-refunded	504,778	35,619	(289)	540,108	540,108
Corporate backed	413,234	18,976	(855)	431,355	431,355
Local general obligation	281,622	25,099	(5)	306,716	306,716
Total state and municipal	4,137,866	229,150	(4,020)	4,362,996	4,362,996
Mortgage-backed securities:
Residential (1)	1,201,924	27,124	(9,449)	1,219,599	1,219,599
Commercial	74,479	1,610	(52)	76,037	76,037
Total mortgage-backed securities	1,276,403	28,734	(9,501)	1,295,636	1,295,636
Corporate:
Asset-backed	2,019,032	18,868	(11,974)	2,025,926	2,025,926
Industrial	1,606,724	117,206	(5,131)	1,718,799	1,718,799
Financial	1,140,801	38,080	(7,673)	1,171,208	1,171,208
Utilities	184,107	12,436	(1)	196,542	196,542
Other	86,294	1,370	(2)	87,662	87,662
Total corporate	5,036,958	187,960	(24,781)	5,200,137	5,200,137
Foreign	897,668	62,223	(18,065)	941,826	941,826
Total available for sale	12,122,087	541,420	(59,524)	12,603,983	12,603,983
Total investments in fixed maturity securities	$12,223,264	$562,066	$(59,524)	$12,725,806	$12,705,160
____________

(1)
Gross unrealized losses for residential mortgage-backed securities include $1,073,002 and $1,095,671 as of June 30, 2015 and December 31, 2014, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$818,912	$825,584
Due after one year through five years	3,934,376	4,091,220
Due after five years through ten years	3,612,449	3,754,639
Due after ten years	2,477,644	2,549,014
Mortgage-backed securities	1,175,580	1,193,179
Total	$12,018,961	$12,413,636
At June 30, 2015, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity.

(8) Investments in Equity Securities
At June 30, 2015 and December 31, 2014, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2015
Common stocks	$69,860	$—	$(10,669)	$59,191	$59,191
Preferred stocks	86,583	12,022	(4,283)	94,322	94,322
Total	$156,443	$12,022	$(14,952)	$153,513	$153,513
December 31, 2014
Common stocks	$69,870	$11,929	$(5,453)	$76,346	$76,346
Preferred stocks	90,425	8,385	(4,165)	94,645	94,645
Total	$160,295	$20,314	$(9,618)	$170,991	$170,991

(9) Arbitrage Trading Account
At June 30, 2015 and December 31, 2014, the carrying value of the arbitrage trading account was $830 million and $451 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general financial market conditions.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$105,030	$107,760	$213,159	$214,658
Investment funds	21,851	22,356	27,912	76,155
Arbitrage trading account	(117)	6,942	8,862	12,461
Equity securities available for sale	1,224	2,103	2,404	4,049
Real estate	2,114	3,063	4,881	6,165
Gross investment income	130,102	142,224	257,218	313,488
Investment expense	(2,519)	(3,495)	(5,396)	(6,048)
Net investment income	$127,583	$138,729	$251,822	$307,440

(11) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30:
(In thousands)	2015	2014	2015	2014
Real estate	$506,774	$466,703	$42,337	$16,482
Energy	113,779	152,056	(27,484)	12,596
Arbitrage	72,752	282,335	(590)	8,231
Other funds	430,524	310,307	13,649	38,846
Total	$1,123,829	$1,211,401	$27,912	$76,155

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

Other funds include private equity investments carried on the equity method of accounting, which includes a publicly traded common stock investment in HealthEquity, Inc. (HQY). Our ownership interest in HQY as of June 30, 2015 is 25.8% with a fair value of $457 million and a carrying value of $45 million.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2015	2014
Properties in operation	$209,219	$196,980
Properties under development	611,038	534,632
Total	$820,257	$731,612

Properties in operation include a long-term ground lease in Washington, D.C. and an office building in West Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $5,834,000 and $1,609,000 as of June 30, 2015 and December 31, 2014, respectively. Related depreciation expense was $4,264,000 and $3,219,000 for the six months ended June 30, 2015 and 2014, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $5,741,234 in 2015, $11,456,555 in 2016, $11,499,945 in 2017, $10,832,715 in 2018, $7,839,368 in 2019, $5,867,788 in 2020 and $330,727,579 thereafter.

Properties under development include an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Amortized cost:
Real estate loans	$174,719	$243,407
Commercial loans	84,692	78,605
Total	$259,411	$322,012

Fair value:
Real estate loans	$177,648	$245,112
Commercial loans	84,693	80,107
Total	$262,341	$325,219

Valuation allowance:
Specific	$75	$115
General	2,311	2,371
Total	$2,386	$2,486

	For the Three Months Ended June 30,

	2015	2014
Increase (decrease) in valuation allowance	$(53)	$16
Loans receivable charged off	—	—

	For the Six Months Ended June 30,

	2015	2014
Increase (decrease) in valuation allowance	$(100)	$479
Loans receivable charged off	—	—
Loans receivable in non-accrual status were $9.5 million and $14.2 million as of June 30, 2015 and December 31, 2014, respectively.
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
The real estate loans are secured by commercial real estate primarily located in Arizona, Maryland, New York and Texas. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
The Company utilizes a risk rating system to assign a risk to each of its real estate loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the Company’s position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, none of the real estate loans were considered to be impaired at June 30, 2015, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30:
(In thousands)	2015	2014	2015	2014
Realized investment gains (losses):
Fixed maturity securities:
Gains	$3,612	$1,941	$7,759	$4,003
Losses	(484)	(464)	(1,561)	(2,062)
Equity securities available for sale	(42)	23,124	9,660	29,581
Investment funds	23,684	(1,076)	22,173	44,757
Real estate	—	85,643	—	85,643
Other	787	—	8,570	—
Total	27,557	109,168	46,601	161,922
Income tax expense	(9,645)	(38,208)	(16,311)	(56,673)
Total after-tax realized investment gains	$17,912	$70,960	$30,290	$105,249

Change in unrealized investment gains (losses):
Fixed maturity securities	$(147,792)	$87,882	$(105,312)	$179,520
Previously impaired fixed maturity securities	15	194	23	753
Equity securities available for sale	(6,779)	(17,870)	(13,624)	8,333
Investment funds	2,566	6,184	(8,541)	74
Total change in unrealized investment gains (losses)	(151,990)	76,390	(127,454)	188,680
Income tax benefit (expense)	52,370	(28,190)	44,125	(67,536)
Noncontrolling interests	(10)	(19)	12	(37)
Total after-tax unrealized gains (losses)	$(99,630)	$48,181	$(83,317)	$121,107

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at June 30, 2015 and December 31, 2014 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2015
U.S. government and government agency	$72,300	$1,656	$73,593	$1,899	$145,893	$3,555
State and municipal	873,578	12,783	108,782	3,278	982,360	16,061
Mortgage-backed securities	222,473	2,903	212,426	7,704	434,899	10,607
Corporate	1,669,868	18,973	159,708	14,455	1,829,576	33,428
Foreign	131,227	4,036	48,528	12,896	179,755	16,932
Fixed maturity securities	2,969,446	40,351	603,037	40,232	3,572,483	80,583
Common stocks	47,359	10,669	—	—	47,359	10,669
Preferred stocks	13,584	1,267	22,658	3,016	36,242	4,283
Equity securities	60,943	11,936	22,658	3,016	83,601	14,952
Total	$3,030,389	$52,287	$625,695	$43,248	$3,656,084	$95,535

December 31, 2014
U.S. government and government agency	$84,750	$522	$84,850	$2,635	$169,600	$3,157
State and municipal	158,594	631	150,284	3,389	308,878	4,020
Mortgage-backed securities	75,739	332	312,922	9,169	388,661	9,501
Corporate	1,586,238	8,697	214,628	16,084	1,800,866	24,781
Foreign	76,471	3,907	85,025	14,158	161,496	18,065
Fixed maturity securities	1,981,792	14,089	847,709	45,435	2,829,501	59,524
Common stocks	15,929	5,453	—	—	15,929	5,453
Preferred stocks	27,126	1,139	22,648	3,026	49,774	4,165
Equity securities	43,055	6,592	22,648	3,026	65,703	9,618
Total	$2,024,847	$20,681	$870,357	$48,461	$2,895,204	$69,142
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2015 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	7	$24,150	$1,605
Corporate	13	90,216	2,486
Total	20	$114,366	$4,091

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the six months ended June 30, 2015 and 2014, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

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

Equity Securities – At June 30, 2015, there were eight equity securities in an unrealized loss position, with an aggregate fair value of $83.6 million and a gross unrealized loss of $15 million. Three of these equity securities are preferred stocks that are rated non-investment grade with an aggregate fair value of $3.6 million and a gross unrealized loss of $1.2 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million at June 30, 2015 and December 31, 2014, respectively.

(16) Fair Value Measurements

The Company’s fixed maturity and equity securities classified as available for sale and its trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 - Quoted prices for similar assets or valuations based on inputs that are observable.
Level 3 - Estimates of fair value based on internal pricing methodologies using unobservable inputs. Unobservable inputs are only used to measure fair value to the extent that observable inputs are not available.
Substantially all of the Company’s fixed maturity securities were priced by independent pricing services. The prices provided by the independent pricing services are estimated based on observable market data in active markets utilizing pricing models and processes, which may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, sector groupings, matrix pricing and reference data. The pricing services may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs are available for each security evaluation on any given day. The pricing services used by the Company have indicated that they will only produce an estimate of fair value if objectively verifiable information is available. The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness and periodically performs independent price tests of a sample of securities to ensure proper valuation.
If prices from independent pricing services are not available for fixed maturity securities, the Company estimates the fair value. For Level 2 securities, the Company utilizes pricing models and processes which may include benchmark yields, sector groupings, matrix pricing, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, bids, offers and reference data. Where broker quotes are used, the Company generally requests two or more quotes and sets a price within the range of quotes received based on its assessment of the credibility of the quote and its own evaluation of the security. The Company generally does not adjust quotes received from brokers. For securities traded only in private negotiations, the Company determines fair value based primarily on the cost of such securities, which is adjusted to reflect prices of recent placements of securities of the same issuer, financial projections, credit quality and business developments of the issuer and other relevant information.
For Level 3 securities, the Company generally uses a discounted cash flow model to estimate the fair value of fixed maturity securities. The cash flow models are based upon assumptions as to prevailing credit spreads, interest rate and interest rate volatility, time to maturity and subordination levels. Projected cash flows are discounted at rates that are adjusted to reflect illiquidity, where appropriate.

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of June 30, 2015 and December 31, 2014 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$715,367	$—	$715,367	$—
State and municipal	4,298,851	—	4,298,851	—
Mortgage-backed securities	1,169,283	—	1,169,283	—
Corporate	5,143,853	—	5,143,699	154
Foreign government	967,150	—	967,150	—
Total fixed maturity securities available for sale	12,294,504	—	12,294,350	154
Equity securities available for sale:
Common stocks	59,191	50,172	—	9,019
Preferred stocks	94,322	—	90,647	3,675
Total equity securities available for sale	153,513	50,172	90,647	12,694
Arbitrage trading account	830,212	387,575	441,580	1,057
Total	$13,278,229	$437,747	$12,826,577	$13,905
Liabilities:
Securities sold but not yet purchased	$155,484	$155,428	$56	$—

December 31, 2014
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$803,388	$—	$803,388	$—
State and municipal	4,362,996	—	4,362,996	—
Mortgage-backed securities	1,295,636	—	1,295,636	—
Corporate	5,200,137	—	5,179,372	20,765
Foreign government	941,826	—	941,826	—
Total fixed maturity securities available for sale	12,603,983	—	12,583,218	20,765
Equity securities available for sale:
Common stocks	76,346	65,605	—	10,741
Preferred stocks	94,645	—	90,932	3,713
Total equity securities available for sale	170,991	65,605	90,932	14,454
Arbitrage trading account	450,648	295,047	154,881	720
Total	$13,225,622	$360,652	$12,829,031	$35,939
Liabilities:
Securities sold but not yet purchased	$106,079	$106,074	$5	$—
There were no significant transfers between Levels 1 and 2 during the six months ended June 30, 2015 or during the year ended December 31, 2014.

The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2015 and for the year ended December 31, 2014:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Purchases	(Sales)	Paydowns/ Maturities	Transfers		Ending Balance
							In	Out
Six months ended June 30, 2015
Assets:
Fixed maturities available for sale:
Corporate	$20,765	$15	$180	$—	$—	$(1,673)	$—	$(19,133)	$154
Total	20,765	15	180	—	—	(1,673)	—	(19,133)	154
Equity securities available for sale:
Common stocks	10,741	—	(1,722)	—	—	—	—	—	9,019
Preferred stocks	3,713	(38)	—	—	—	—	—	—	3,675
Total	14,454	(38)	(1,722)	—	—	—	—	—	12,694
Arbitrage trading account	720	(437)	—	72,640	(71,866)	—	—	—	1,057
Total	$35,939	$(460)	$(1,542)	$72,640	$(71,866)	$(1,673)	$—	$(19,133)	$13,905

Liabilities:
Securities sold but not yet purchased	$—	$—	$—	$—	$—	$—	$—	$—	$—

Year ended December 31, 2014:
Assets:
Fixed maturities available for sale:
Corporate	$42,864	$47	$(3,711)	$238	$(15,244)	$(3,429)	$—	$—	$20,765
Total	42,864	47	(3,711)	238	(15,244)	(3,429)	—	—	20,765
Equity securities available for sale:
Common stocks	1,238	—	(911)	11,343	(929)	—	—	—	10,741
Preferred stocks	3,752	(17)	—	3,430	(3,452)	—	—	—	3,713
Total	4,990	(17)	(911)	14,773	(4,381)	—	—	—	14,454
Arbitrage trading account	1,780	2,274	—	4,942	(14,073)	—	9,064	(3,267)	720
Total	$49,634	$2,304	$(4,622)	$19,953	$(33,698)	$(3,429)	$9,064	$(3,267)	$35,939

Liabilities:
Securities sold but not yet purchased	$—	$(20)	$—	$31	$(11)	$—	$—	$—	$—
During the six months ended June 30, 2015, four securities were transferred out of Level 3 where an observable price was available. During the year ended December 31, 2014, two securities were transferred into Level 3 where the quoted prices were no longer available. One of these securities was sold during the second quarter of 2014.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$12,395,810	$12,413,636	$12,705,160	$12,725,806
Equity securities available for sale	153,513	153,513	170,991	170,991
Arbitrage trading account	830,212	830,212	450,648	450,648
Loans receivable	259,411	262,341	322,012	325,219
Cash and cash equivalents	756,368	756,368	674,441	674,441
Trading account receivables from brokers and clearing organizations	41,576	41,576	371,034	371,034
Liabilities:
Due to broker	39,795	39,795	23,133	23,133
Trading account securities sold but not yet purchased	155,484	155,484	106,079	106,079
Subordinated debentures	340,190	338,660	340,060	332,640
Senior notes and other debt	1,843,865	2,025,469	2,115,527	2,344,292
The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques that rely on fair value measurements as described in Note 16 above. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes and other debt and the subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Written premiums:
Direct	$1,603,899	$1,580,639	$3,251,240	$3,145,827
Assumed	207,499	191,762	411,963	431,841
Ceded	(267,473)	(282,625)	(543,876)	(562,012)
Total net premiums written	$1,543,925	$1,489,776	$3,119,327	$3,015,656

Earned premiums:
Direct	$1,545,983	$1,449,152	$3,070,719	$2,830,724
Assumed	211,352	224,916	414,694	450,678
Ceded	(264,294)	(256,423)	(520,359)	(500,145)
Total net premiums earned	$1,493,041	$1,417,645	$2,965,054	$2,781,257

Ceded losses incurred	$131,928	$89,569	$250,319	$190,253
Ceded commissions earned	$40,169	$38,055	$83,820	$75,226
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of June 30, 2015 and December 31, 2014.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $15 million and $12 million for the six months ended June 30, 2015 and 2014, respectively. A summary of RSUs issued in the six months ended June 30, 2015 and 2014 follows:

($ in thousands)	Units	Fair Value
Six months ended June 30,
2015	22,011	$1,102
2014	25,950	$1,079

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

Summary financial information about the Company's business segments is presented in the following tables:

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2015:
Insurance-Domestic	$1,159,653	$93,114	$24,385	$1,277,152	$175,953	$120,578
Insurance-International	191,729	10,150	—	201,879	7,517	5,518
Reinsurance-Global	141,659	18,066	—	159,725	27,122	18,827
Corporate and eliminations (1)	—	6,253	117,199	123,452	(59,962)	(39,799)
Net investment gains	—	—	27,557	27,557	27,557	17,911
Total	$1,493,041	$127,583	$169,141	$1,789,765	$178,187	$123,035
Three months ended June 30, 2014:
Insurance-Domestic	$1,041,745	$103,073	$26,985	$1,171,803	$176,855	$121,834
Insurance-International	201,868	11,276	—	213,144	11,510	8,253
Reinsurance-Global	174,032	17,608	—	191,640	25,866	18,025
Corporate and eliminations (1)	—	6,772	104,462	111,234	(59,945)	(39,110)
Net investment gains	—	—	109,168	109,168	109,168	70,959
Total	$1,417,645	$138,729	$240,615	$1,796,989	$263,454	$179,961
Six months ended June 30, 2015
Insurance-Domestic	$2,277,195	$175,766	$49,960	$2,502,921	$342,819	$235,488
Insurance-International	385,463	26,582	—	412,045	28,820	20,647
Reinsurance-Global	302,396	35,107	—	337,503	47,384	33,327
Corporate and eliminations (1)	—	14,367	221,007	235,374	(118,720)	(78,410)
Net investment gains	—	—	46,601	46,601	46,601	30,290
Total	$2,965,054	$251,822	$317,568	$3,534,444	$346,904	$241,342
Six months ended June 30, 2014:
Insurance-Domestic	$2,045,252	$221,210	$55,751	$2,322,213	$379,040	$259,870
Insurance-International	387,192	27,928	—	415,120	29,257	20,721
Reinsurance-Global	348,813	45,186	—	393,999	57,940	40,417
Corporate and eliminations (1)	—	13,116	197,525	210,641	(117,120)	(76,623)
Net investment gains	—	—	161,922	161,922	161,922	105,249
Total	$2,781,257	$307,440	$415,198	$3,503,895	$511,039	$349,634
________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable assets by segment are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Insurance-Domestic	$16,105,299	$16,036,513
Insurance-International	1,854,074	1,876,347
Reinsurance-Global	2,532,001	2,708,090
Corporate and eliminations	1,198,435	1,058,289
Total	$21,689,809	$21,679,239

Net premiums earned by major line of business are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Insurance-Domestic:
Other liability	$379,445	$362,074	$751,484	$701,707
Workers’ compensation	325,123	270,212	617,740	533,244
Short-tail lines	229,167	215,506	456,893	420,272
Commercial automobile	138,511	127,102	273,468	251,470
Professional liability	87,407	66,851	177,610	138,559
Total	1,159,653	1,041,745	2,277,195	2,045,252

Insurance-International:
Other liability	21,929	22,956	46,794	42,331
Workers’ compensation	22,673	17,241	44,794	34,566
Short-tail lines	93,992	106,428	189,356	202,702
Commercial automobile	31,498	29,649	62,101	57,242
Professional liability	21,637	25,594	42,418	50,351
Total	191,729	201,868	385,463	387,192

Reinsurance-Global:
Casualty	98,448	124,550	211,264	250,153
Property	43,211	49,482	91,132	98,660
Total	141,659	174,032	302,396	348,813

Total	$1,493,041	$1,417,645	$2,965,054	$2,781,257

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

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in three business segments: Insurance-Domestic, Insurance-International and Reinsurance-Global. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance, enterprise risk management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
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
The Company has increasingly invested in equity securities, merger arbitrage securities, investment funds (including energy related funds), private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
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

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$70,266	$211,497	$388,037
5%	211,497	358,222	541,853
10%	388,037	541,853	734,123
Our net reserves for losses and loss expenses of approximately $9.2 billion as of June 30, 2015 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.4 billion, or 15.6%, of the Company’s net loss reserves as of June 30, 2015 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of June 30, 2015 and December 31, 2014:

(In thousands)	2015	2014
Insurance-Domestic	$6,991,634	$6,767,374
Insurance-International	760,617	750,613
Reinsurance-Global	1,434,021	1,452,654
Net reserves for losses and loss expenses	9,186,272	8,970,641
Ceded reserves for losses and loss expenses	1,436,102	1,399,060
Gross reserves for losses and loss expenses	$10,622,374	$10,369,701

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of June 30, 2015 and December 31, 2014:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2015
Other liability	$1,030,060	$1,838,108	$2,868,168
Workers’ compensation (1)	1,643,869	1,235,054	2,878,923
Professional liability	323,044	464,222	787,266
Commercial automobile	335,626	227,491	563,117
Short-tail lines	349,103	305,674	654,777
Total primary	3,681,702	4,070,549	7,752,251
Reinsurance (1)	625,335	808,686	1,434,021
Total	$4,307,037	$4,879,235	$9,186,272

December 31, 2014
Other liability	$1,035,442	$1,785,598	$2,821,040
Workers’ compensation (1)	1,603,310	1,201,117	2,804,427
Professional liability	308,887	453,557	762,444
Commercial automobile	319,700	203,085	522,785
Short-tail lines	330,010	277,281	607,291
Total primary	3,597,349	3,920,638	7,517,987
Reinsurance (1)	603,851	848,803	1,452,654
Total	$4,201,200	$4,769,441	$8,970,641
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $727 million and $746 million as of June 30, 2015 and December 31, 2014, respectively.

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

Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Net decrease in prior year loss reserves	$27,478	$43,225
Increase in prior year earned premiums	6,645	6,003
Net favorable prior year development	$34,123	$49,228

In 2015, favorable prior year development (net of additional and return premiums) was $34 million, and included $28 million for the Insurance-Domestic segment, $3 million for the Insurance-International segment and $3 million for the Reinsurance-Global segment. The favorable development for the Insurance-Domestic segment was primarily attributable to excess and surplus lines business and to accident years 2007 through 2010. The favorable development for excess and surplus lines reflects the continuation of favorable claim frequency trends (i.e., number of reported claims per unit of exposure).
In 2014, favorable reserve development (net of additional and return premiums) of $49 million was primarily related to the Insurance-Domestic segment and was also driven by excess and surplus lines casualty business.

Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $2,064 million and $2,187 million at June 30, 2015 and December 31, 2014, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $727 million and $746 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 4.0%.

Substantially all of discounted workers’ compensation reserves (98% of total discounted reserves at June 30, 2015) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 2% of total discounted reserves at June 30, 2015), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease.  These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $65 million at June 30, 2015 and $85 million at December 31, 2014. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of June 30, 2015:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	451	$3,522,678	$62,691
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	1	342	169
Twelve months and longer	13	49,463	17,723
Total	465	$3,572,483	$80,583
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2015 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Mortgage-backed securities	7	$24,150	$1,605
Corporate	13	90,216	2,486
Total	20	$114,366	$4,091

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
Equity Securities – At June 30, 2015, there were eight equity securities in an unrealized loss position, with an aggregate fair value of $83.6 million and a gross unrealized loss of $15.0 million. Three of these equity securities are preferred stocks that are rated non-investment grade with an aggregate fair value of $3.6 million and a gross unrealized loss of $1.2 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million at June 30, 2015 and December 31, 2014, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2015:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$12,030,267	97.9%
Syndicate manager	93,214	0.7
Directly by the Company based on:
Observable data	170,869	1.4
Cash flow model	154	* -
Total	$12,294,504	100.0%
_______
*Less than 0.1%.
Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2015, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June, 2015 and 2014

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2015 and 2014. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2015	2014
Insurance-Domestic:
Gross premiums written	$2,831,099	$2,694,566
Net premiums written	2,396,219	2,250,224
Net premiums earned	2,277,195	2,045,252
Loss ratio	61.6%	60.4%
Expense ratio	31.4%	32.4%
GAAP combined ratio	93.0%	92.8%
Insurance-International:
Gross premiums written	$520,258	$542,386
Net premiums written	429,998	448,443
Net premiums earned	385,463	387,192
Loss ratio	58.7%	60.0%
Expense ratio	40.3%	39.4%
GAAP combined ratio	99.0%	99.4%
Reinsurance-Global:
Gross premiums written	$311,846	$340,716
Net premiums written	293,110	316,989
Net premiums earned	302,396	348,813
Loss ratio	58.8%	64.0%
Expense ratio	37.1%	32.4%
GAAP combined ratio	95.9%	96.4%
Consolidated:
Gross premiums written	$3,663,203	$3,577,668
Net premiums written	3,119,327	3,015,656
Net premiums earned	2,965,054	2,781,257
Loss ratio	60.9%	60.8%
Expense ratio	33.1%	33.4%
GAAP combined ratio	94.0%	94.2%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2015 and 2014:

(In thousands, except per share data)	2015	2014
Net income to common stockholders	$241,342	$349,634
Weighted average diluted shares	131,228	134,323
Net income per diluted share	$1.84	$2.60
The Company reported net income of $241 million in 2015 compared to $350 million in 2014. The 31% decrease in net income was primarily due to a decrease in after-tax net investment gains of $75 million and a decrease in after-tax net investment income of $38 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2015 and 2014.
Premiums. Gross premiums written were $3,663 million in 2015, an increase of 2% from $3,578 million in 2014. The growth was due primarily to rate increases. Approximately 79.2% of policies expiring in 2015 were renewed, compared with a 79.3% renewal retention rate for policies expiring in 2014.
Average renewal premium rates (adjusted for change in exposures) increased 1.9% in 2015. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2015 compared with 2014 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 5% to $2,831 million in 2015 from $2,695 million in 2014. Gross premiums increased $47 million (6%) for workers' compensation, $41 million (20%) for professional liability, $24 million (3%) for other liability, $19 million (3%), for short-tail lines and $5 million (2%) for commercial auto.

•
Insurance-International gross premiums decreased 4% to $520 million in 2015 from $542 million in 2014. Gross premiums increased $16 million (29%) for other liability, $11 million (31%) for workers' compensation and $4 million (7%) for commercial auto. Insurance-International gross premiums decreased $49 million (15%) for short-tail lines and $4 million (8%) for professional liability. In local currency terms, international gross premiums increased 6% in 2015.

•
Reinsurance-Global gross premiums decreased 9% to $312 million in 2015 from $341 million in 2014, due to increasingly competitive conditions. Gross premiums written decreased $20 million (9%) for casualty lines and $9 million (8%) for property lines.

Net premiums written were $3,119 million in 2015, an increase of 3% from $3,016 million in 2014. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2015 and 16% in 2014.
Premiums earned increased 7% to $2,965 million in 2015 from $2,781 million in 2014. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2015 are related to business written during both 2015 and 2014. Audit premiums were $73 million in 2015 compared with $60 million in 2014.

Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2015 and 2014:

	Amount		Average Annualized Yield
(In thousands)	2015	2014	2015	2014
Fixed maturity securities, including cash and cash equivalents and loans receivable	$213,159	$214,658	3.2%	3.4%
Investment funds	27,912	76,155	4.6	15.2
Arbitrage trading account	8,862	12,461	2.9	4.6
Real estate	4,881	6,165	1.3	1.8
Equity securities available for sale	2,404	4,049	2.9	4.0
Gross investment income	257,218	313,488	3.2	4.1
Investment expenses	(5,396)	(6,048)
Total	$251,822	$307,440	3.2	4.0
Net investment income decreased 18% to $252 million in 2015 from $307 million in 2014 due primarily to a $48 million decrease in income from investment funds. The decrease in investment income from investment funds (reported on a one-quarter lag) was primarily due to losses from energy funds, partially offset by higher earnings from real estate funds. Average invested assets, at cost (including cash and cash equivalents) were $15.9 billion in 2015 and $15.2 billion in 2014.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased to $72 million in 2015 from $56 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $47 million in 2015 compared with $162 million in 2014. The realized gains in 2014 included a gain of $86 million from the sale of an investment in a commercial real estate investment fund.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from wholly-owned investees was $198 million in 2015 and $197 million in 2014.
Losses and Loss Expenses. Losses and loss expenses increased to $1,807 million in 2015 from $1,690 million in 2014. The consolidated loss ratio was 60.9% in 2015 and 60.8% in 2014. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $39 million in 2015 and $54 million in 2014. Favorable prior year reserve development (net of premium offsets) was $34 million in 2015 compared with $49 million in 2014, a difference of 0.6 loss ratio point. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.1 points to 60.7% in 2015 from 60.6% in 2014. A summary of loss ratios in 2015 compared with 2014 by business segment follows:

•
Insurance-Domestic - The loss ratio of 61.6% in 2015 was 1.2 points higher than the loss ratio of 60.4% in 2014. Catastrophe losses were $37 million in 2015 compared with $51 million in 2014. Favorable prior year reserve development was $29 million in 2015 compared with $54 million in 2014, a difference of 1.4 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.7 points to 61.3% in 2015 from 60.6% in 2014.

•
Insurance-International - The loss ratio of 58.7% in 2015 was 1.3 points lower than the loss ratio of 60.0% in 2014. Catastrophe losses were $1 million in 2015 compared with $2 million in 2014. Favorable prior year reserve was $2 million in 2015 compared with unfavorable prior year development of $5 million in 2014, a difference of 2.0 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.0 points to 59.3% in 2015 from 58.3% in 2014.

•
Reinsurance-Global - The loss ratio of 58.8% in 2015 was 5.2 points lower than the loss ratio of 64.0% in 2014. Favorable prior year development was $3 million 2015 compared with no change in 2014, a difference of 1.0 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.5 points to 59.1% in 2015 from 63.6% in 2014.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2015	2014
Underwriting expenses	$982,294	$928,434
Service expenses	63,458	45,864
Net foreign currency loss	2,509	1,659
Other costs and expenses	76,367	73,359
Total	$1,124,628	$1,049,316
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 6% compared with an increase in net premiums earned of 7%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.1% in 2015, down from 33.4% in 2014, primarily due to higher earned premiums and to the impact of expense reduction initiatives.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $63 million in 2015 from $46 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Foreign currency gains and losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $3 million in 2015 compared to a net foreign currency loss of $2 million in 2014.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses increased to $76 million in 2015 from $73 million in 2014 due primarily to higher compensation costs, including costs relating to long-term incentive plans.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from wholly-owned investees were $188 million in 2015 compared to $193 million in 2014.
Interest Expense. Interest expense was $68 million in 2015 compared with $61 million in 2014. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds were used to repay $200 million of 5.60% senior notes at maturity on May 15, 2015.
Income Taxes. The effective income tax rate was 30% in 2015 compared to 32% in 2014. The effective income tax rate differs from the federal income tax rate of 35% primarily because interest on the Company's state and local bonds is taxed at a lower rate. The decrease in the effective tax rate in 2015 compared with 2014 is due to lower income from investment funds and investment gains, which are generally taxed at the 35% federal income tax rate.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $55 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $2.6 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended June, 2015 and 2014

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2015 and 2014. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2015	2014
Insurance-Domestic:
Gross premiums written	$1,421,922	$1,351,624
Net premiums written	1,202,588	1,123,843
Net premiums earned	1,159,653	1,041,745
Loss ratio	61.6%	60.9%
Expense ratio	31.5%	32.3%
GAAP combined ratio	93.1%	93.2%
Insurance-International:
Gross premiums written	$237,032	$265,200
Net premiums written	198,490	222,622
Net premiums earned	191,729	201,868
Loss ratio	59.5%	60.7%
Expense ratio	41.6%	38.8%
GAAP combined ratio	101.1%	99.5%
Reinsurance-Global:
Gross premiums written	$152,444	$155,577
Net premiums written	142,847	143,311
Net premiums earned	141,659	174,032
Loss ratio	54.9%	63.4%
Expense ratio	38.7%	31.9%
GAAP combined ratio	93.6%	95.3%
Consolidated:
Gross premiums written	$1,811,398	$1,772,401
Net premiums written	1,543,925	1,489,776
Net premiums earned	1,493,041	1,417,645
Loss ratio	60.7%	61.2%
Expense ratio	33.5%	33.2%
GAAP combined ratio	94.2%	94.4%

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2015 and 2014:

(In thousands, except per share data)	2015	2014
Net income to common stockholders	$123,035	$179,961
Weighted average diluted shares	129,988	133,304
Net income per diluted share	$0.95	$1.35
The Company reported net income of $123 million in 2015 compared to $180 million in 2014. The 32% decrease in net income was primarily due to decreases in after-tax net investment gains of $53 million and in after-tax net investment income of $9 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2015 and 2014.
Premiums. Gross premiums written were $1,811 million in 2015, an increase of 2% from $1,772 million in 2014. The growth was due primarily to rate increases. Average renewal premium rates (adjusted for change in exposures) increased 1.1% in 2015. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2015 compared with 2014 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 5% to $1,422 million in 2015 from $1,352 million in 2014. Gross premiums increased $43 million (12%) for workers' compensation, $18 million (16%) for professional liability, $5 million (1%) for other liability, $3 million (1%) for short-tail lines and $1 million (1%) for commercial auto.

•
Insurance-International gross premiums decreased 11% to $237 million in 2015 from $265 million in 2014. Gross premiums increased $6 million (33%) for workers' compensation, $5 million (20%) for other liability and $2 million (7%) for commercial auto. Insurance-International gross premiums decreased $40 million (25%) for short-tail lines and $1 million (3%) for professional liability. In local currency terms, international gross premiums decreased 2% in 2015.

•
Reinsurance-Global gross premiums decreased 2% to $152 million in 2015 from $156 million in 2014, due to increasingly competitive conditions. Gross premiums written decreased $7 million (6%) for casualty lines and increased $3 million (6%) for property lines.

Net premiums written were $1,544 million in 2015, an increase of 4% from $1,490 million in 2014. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2015 and 16% in 2014.
Premiums earned increased 5% to $1,493 million in 2015 from $1,418 million in 2014. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2015 are related to business written during both 2015 and 2014. Audit premiums were $36 million in 2015 compared with $29 million in 2014.

Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2015 and 2014:

	Amount		Average Annualized Yield
(In thousands)	2015	2014	2015	2014
Fixed maturity securities, including cash and cash equivalents and loans receivable	$105,030	$107,760	3.2%	3.3%
Investment funds	21,851	22,356	7.3	9.1
Arbitrage trading account	(117)	6,942	(0.1)	4.6
Real estate	2,114	3,063	1.1	1.9
Equity securities available for sale	1,224	2,103	3.0	4.4
Gross investment income	130,102	142,224	3.3	3.7
Investment expenses	(2,519)	(3,495)
Total	$127,583	$138,729	3.2	3.6
Net investment income decreased 8% to $128 million in 2015 from $139 million in 2014 due primarily to a $7 million decrease in income from the arbitrage trading account. Average invested assets, at cost (including cash and cash equivalents) were $15.9 billion in 2015 and $15.3 billion in 2014.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased to $36 million in 2015 from $27 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $28 million in 2015 compared with $109 million in 2014. The realized gains in 2014 included a gain of $86 million from the sale of an investment in a commercial real estate investment fund.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from wholly-owned investees was $106 million in 2015 and $104 million in 2014.
Losses and Loss Expenses. Losses and loss expenses increased to $906 million in 2015 from $868 million in 2014. The consolidated loss ratio was 60.7% in 2015 and 61.2% in 2014. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $24 million in 2015 and $40 million in 2014. Favorable prior year reserve development (net of premium offsets) was $22 million in 2015 compared with $24 million in 2014, a difference of 0.2 loss ratio point. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.4 point to 60.5% in 2015 from 60.1% in 2014. A summary of loss ratios in 2015 compared with 2014 by business segment follows:

•
Insurance-Domestic - The loss ratio of 61.6% in 2015 was 0.7 points higher than the loss ratio of 60.9% in 2014. Catastrophe losses were $22 million in 2015 compared with $38 million in 2014. Favorable prior year reserve development was $17 million in 2015 compared with $26 million in 2014, a difference of 1.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.4 points to 61.2% in 2015 from 59.8% in 2014.

•
Insurance-International - The loss ratio of 59.5% in 2015 was 1.2 points lower than the loss ratio of 60.7% in 2014. There were no catastrophe losses in 2015 compared with $1 million in 2014. Favorable prior year reserve development was $3 million in 2015 compared to unfavorable prior year reserve development of $3 million in 2014, a difference of 2.6 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.3 points to 60.6% in 2015 from 59.3% in 2014.

•
Reinsurance-Global - The loss ratio of 54.9% in 2015 was 8.5 points lower than the loss ratio of 63.4% in 2014. Prior year reserves decreased $2 million in 2015 compared with no change in 2014, a difference of 1.7 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 7.4 points to 55.4% in 2015 from 62.8% in 2014.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2015	2014
Underwriting expenses	$500,234	$470,296
Service expenses	32,374	23,607
Net foreign currency loss	3,076	1,993
Other costs and expenses	37,898	38,254
Total	$573,582	$534,150
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 6% compared with an increase in net premiums earned of 5%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.5% in 2015, up from 33.2% in 2014, primarily due to an increase in commission expenses for certain reinsurance business.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $32 million in 2015 from $24 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Foreign currency gains and losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $3 million in 2015 compared to a net foreign currency loss of $2 million in 2014.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses were $38 million in 2015 and 2014.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from wholly-owned investees were $99 million in 2015 compared to $101 million in 2014.
Interest Expense. Interest expense was $33 million in 2015 compared with $30 million in 2014. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds were used to repay $200 million of 5.60% senior notes at maturity on May 15, 2015.
Income Taxes. The effective income tax rate was 31% in 2015 compared to 32% in 2014. The effective income tax rate differs from the federal income tax rate of 35% primarily because interest on the Company's state and local bonds is taxed at a lower rate. The decrease in the effective tax rate in 2015 compared with 2014 is due to lower income from investment funds and investment gains, which are generally taxed at the 35% federal income tax rate.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.3 years at June 30, 2015 and 3.2 years at December 31, 2014. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2015 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$715,367	4.4%
State and municipal:
Special revenue	2,450,825	15.0
State general obligation	691,871	4.2
Pre-refunded (1)	473,708	2.9
Corporate backed	432,424	2.6
Local general obligation	325,089	2.0
Total state and municipal	4,373,917	26.8
Mortgage-backed securities:
Agency	918,826	5.6
Residential-Prime	138,329	0.9
Commercial	69,338	0.4
Residential-Alt A	64,031	0.4
Total mortgage-backed securities	1,190,524	7.3
Corporate:
Industrial	1,866,845	11.4
Asset-backed	1,652,155	10.1
Financial	1,323,007	8.1
Utilities	190,482	1.2
Other	116,363	0.7
Total corporate	5,148,852	31.5
Foreign government and foreign government agencies	967,150	5.9
Total fixed maturity securities	12,395,810	75.8
Equity securities:
Preferred stocks	94,322	0.6
Common stocks	59,191	0.4
Total equity securities	153,513	1.0
Investment funds	1,123,829	6.9
Arbitrage trading account	830,212	5.1
Real estate	820,257	5.0
Cash and cash equivalents	756,368	4.6
Loans receivable	259,411	1.6
Total investments	$16,339,400	100.0%

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
At June 30, 2015, investments in foreign government fixed maturity securities (which are generally held by the Company's foreign operations) were as follows:

(In thousands)	Carrying Value
Australia	$244,374
United Kingdom	188,127
Canada	162,441
Argentina	160,430
Germany	59,330
Brazil	54,477
Supranational (1)	48,312
Norway	32,770
Singapore	6,316
Colombia	6,830
Uruguay	$3,743
Total	$967,150
________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter-American Development Bank.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At June 30, 2015, the carrying value of investment funds was $1,124 million, including investments in real estate funds of $507 million, energy funds of $114 million and arbitrage funds of $73 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2015, real estate properties in operation included a long-term ground lease in Washington D.C. and an office building in West Palm Beach, Florida. In addition, there are three properties under development: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $259 million and an aggregate fair value of $262 million at June 30, 2015. The amortized cost of loans receivable is net of a valuation allowance of $2 million as of June 30, 2015. Loans receivable include real estate loans of $175 million that are secured by commercial real estate located primarily in Arizona, Maryland, New York and Texas. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $84 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.3 years at June 30, 2015 and 3.2 years at December 31, 2014. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $333 million in the first six months of 2015 from $255 million in the comparable period in 2014, primarily due to the timing of tax payments, premium collections and expense payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 81% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2015. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At June 30, 2015, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,184 million and a face amount of $2,208 million. The maturities of the outstanding debt are $2 million in 2015, $37 million in 2016, $40 million in 2017, $450 million in 2019, $300 million in 2020, $427 million in 2022, $2 million in 2029, $250 million in 2037, $350 million in 2044 and $350 million in 2053.

In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds was used to repay $200 million of 5.60% senior notes at maturity on May 15, 2015. In addition, in May 2015 the Company repaid $71 million of debt that it had assumed in 2014 in conjunction with the purchase of an office building in West Palm Beach, Florida.
Equity. At June 30, 2015, total common stockholders’ equity was $4.5 billion, common shares outstanding were approximately 122 million and stockholders’ equity per outstanding share was $36.76. During the six months ended June 30, 2015, the Company repurchased 4,395,912 shares of its common stock for $218 million.
In June 2015, the Board of Directors increased the Company's share repurchase authorization to 10 million shares of common stock, of which 9,353,091 remain available as of June 30, 2015. Repurchases may be made by the Company from time to time at prevailing prices in the open market in privately negotiated transactions, subject to market conditions and other factors.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $6.7 billion at June 30, 2015. The percentage of the Company’s capital attributable to debt and subordinated debentures was 33% at June 30, 2015 and 35% at December 31, 2014.

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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2015 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2015	274,211	$49.480	274,211	5,081,416
May 2015	1,519,302	49.527	1,519,302	3,562,114
June 2015	771,909	49.365	771,909	9,353,091

Item 6. Exhibits

Number
(10.1)	Form of Dividend Equivalent Rights Award Agreement Under the W. R. Berkley Corporation 2012 Stock Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	August 6, 2015	/s/ William R. Berkley
William R. Berkley
Chairman of the Board and Chief Executive Officer

Date:	August 6, 2015	/s/ Eugene G. Ballard
Eugene G. Ballard
Executive Vice President - Chief Financial Officer