Form 10-Q
period 2015-09-30
BERKLEY W R CORP
filed 2015-11-09
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of October 30, 2015: 123,285,762

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$12,368,319	$12,705,160
Investment funds	1,140,218	1,211,401
Real estate	873,909	731,612
Arbitrage trading account	351,179	450,648
Loans receivable	286,273	322,012
Equity securities	177,877	170,991
Total investments	15,197,775	15,591,824
Cash and cash equivalents	879,934	674,441
Premiums and fees receivable	1,720,637	1,651,088
Due from reinsurers	1,559,277	1,503,441
Deferred policy acquisition costs	524,269	488,525
Prepaid reinsurance premiums	400,392	395,748
Trading account receivables from brokers and clearing organizations	401,941	371,034
Property, furniture and equipment	336,825	332,098
Goodwill	153,281	150,944
Accrued investment income	128,140	120,367
Federal and foreign income taxes	2,021	30,171
Other assets	434,074	369,558
Total assets	$21,738,566	$21,679,239

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,661,054	$10,369,701
Unearned premiums	3,198,009	3,026,732
Due to reinsurers	230,008	237,270
Trading account securities sold but not yet purchased	33,360	106,079
Other liabilities	820,278	859,736
Senior notes and other debt	1,838,965	2,115,527
Subordinated debentures	340,255	340,060
Total liabilities	17,121,929	17,055,105
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 123,267,846 and 126,748,836 shares, respectively	47,024	47,024
Additional paid-in capital	989,547	991,512
Retained earnings	6,083,120	5,732,410
Accumulated other comprehensive income	28,111	183,550
Treasury stock, at cost, 111,850,072 and 108,369,082 shares, respectively	(2,564,536)	(2,364,551)
Total stockholders’ equity	4,583,266	4,589,945
Noncontrolling interests	33,371	34,189
Total equity	4,616,637	4,624,134
Total liabilities and equity	$21,738,566	$21,679,239

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
REVENUES:
Net premiums written	$1,571,037	$1,525,382	$4,690,364	$4,541,038
Change in net unearned premiums	(39,479)	(64,578)	(193,752)	(298,977)
Net premiums earned	1,531,558	1,460,804	4,496,612	4,242,061
Net investment income	133,214	179,225	385,036	486,665
Insurance service fees	35,192	26,345	107,652	81,970
Net realized investment gains	66,419	72,258	113,020	234,180
Other-than-temporary impairments	(12,515)	—	(12,515)	—
Revenues from wholly-owned investees	107,059	101,568	305,261	298,693
Other income	30	405	335	931
Total revenues	1,860,957	1,840,605	5,395,401	5,344,500
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	926,355	887,123	2,733,298	2,576,996
Other operating costs and expenses	573,541	544,303	1,698,169	1,593,619
Expenses from wholly-owned investees	100,500	97,797	288,900	290,823
Interest expense	31,641	32,929	99,210	93,570
Total operating costs and expenses	1,632,037	1,562,152	4,819,577	4,555,008
Income before income taxes	228,920	278,453	575,824	789,492
Income tax expense	(76,184)	(89,662)	(181,595)	(250,840)
Net income before noncontrolling interests	152,736	188,791	394,229	538,652
Noncontrolling interests	(129)	(252)	(280)	(479)
Net income to common stockholders	$152,607	$188,539	$393,949	$538,173

NET INCOME PER SHARE:
Basic	$1.24	$1.48	$3.17	$4.20
Diluted	$1.18	$1.42	$3.02	$4.02

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income before noncontrolling interests	$152,736	$188,791	$394,229	$538,652
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	(62,535)	(49,380)	(76,713)	(28,590)
Change in unrealized investment gains (losses), net of taxes	4,497	(12,912)	(78,832)	108,232
Change in net pension asset, net of taxes	—	2,020	—	4,631
Other comprehensive income (loss)	(58,038)	(60,272)	(155,545)	84,273
Comprehensive income	94,698	128,519	238,684	622,925
Comprehensive (income) to the noncontrolling interest	(35)	(334)	(174)	(598)
Comprehensive income to common stockholders	$94,663	$128,185	$238,510	$622,327

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Nine Months
	Ended September 30,
	2015	2014
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$991,512	$967,440
Restricted stock units issued, net of tax	(25,394)	(6,383)
Stock incentive plans expensed	23,429	21,047
End of period	$989,547	$982,104
RETAINED EARNINGS:
Beginning of period	$5,732,410	$5,265,015
Net income to common stockholders	393,949	538,173
Dividends	(43,239)	(40,782)
End of period	$6,083,120	$5,762,406
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains:
Beginning of period	$306,199	$256,566
Unrealized gains (losses) on securities not other-than-temporarily impaired	(78,773)	107,501
Unrealized gains on other-than-temporarily impaired securities	47	612
End of period	227,473	364,679
Currency translation adjustments:
Beginning of period	(122,649)	(60,524)
Net change in period	(76,713)	(28,590)
End of period	(199,362)	(89,114)
Net pension asset:
Beginning of period	—	(6,651)
Net change in period	—	4,631
End of period	—	(2,020)
Total accumulated other comprehensive income	$28,111	$273,545
TREASURY STOCK:
Beginning of period	$(2,364,551)	$(2,132,835)
Stock exercised/vested	23,044	6,384
Stock repurchased	(223,652)	(230,319)
Stock incentive plans expensed	623	594
End of period	$(2,564,536)	$(2,356,176)
NONCONTROLLING INTERESTS:
Beginning of period	$34,189	$33,359
Contributions (distributions)	(992)	614
Net income	280	479
Other comprehensive income (loss), net of tax	(106)	119
End of period	$33,371	$34,571
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months
	Ended September 30,
	2015	2014
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$393,949	$538,173
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(100,505)	(234,180)
Depreciation and amortization	65,384	63,415
Noncontrolling interests	280	479
Investment funds	(50,838)	(150,502)
Stock incentive plans	24,052	21,549
Change in:
Arbitrage trading account	(4,157)	1,781
Premiums and fees receivable	(99,541)	(125,319)
Reinsurance accounts	(62,272)	12,967
Deferred policy acquisition costs	(40,216)	(44,087)
Income taxes	80,587	11,092
Reserves for losses and loss expenses	362,854	277,542
Unearned premiums	198,534	345,521
Other	(147,776)	(143,645)
Net cash from operating activities	620,335	574,786
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	765,764	546,970
Proceeds from sale of equity securities	23,778	109,928
Distributions from investment funds	198,489	285,233
Proceeds from maturities and prepayments of fixed maturity securities	2,727,635	1,887,252
Purchase of fixed maturity securities	(3,387,648)	(3,098,477)
Purchase of equity securities	(37,754)	(28,606)
Additions to real estate	(150,940)	(253,007)
Real estate sold	—	343,723
Change in loans receivable	35,739	320
Net additions to property, furniture and equipment	(40,262)	(30,797)
Change in balances due to security brokers	43,429	68,411
Cash distributed in connection with business disposition	—	15,612
Payment for business purchased net of cash aquired	(7,156)	(65,423)
Net cash from (used in) investing activities	171,074	(218,861)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(279,204)	(1,829)
Net proceeds from issuance of debt	1,891	431,409
Cash dividends to common stockholders	(43,239)	(40,782)
Purchase of common treasury shares	(223,652)	(236,703)
Other, net	(3,345)	913
Net cash from (used in) financing activities	(547,549)	153,008
Net impact on cash due to change in foreign exchange rates	(38,367)	(6,386)
Net change in cash and cash equivalents	205,493	502,547
Cash and cash equivalents at beginning of year	674,441	839,738
Cash and cash equivalents at end of period	$879,934	$1,342,285
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2015	2014	2015	2014
Basic	123,163	127,165	124,294	128,225
Diluted	128,947	133,001	130,563	133,886

(3) Recent Accounting Pronouncements

The Financial Accounting Standards Board issued ASC 2015-09, Financial Services – Insurance (Topic 944) – Disclosures about Short-Duration Contracts in 2015, which amended the disclosure required for insurance companies that issue short-duration contracts. This Accounting Standards Update is effective for annual periods beginning after December 15, 2015 and interim periods within annual reporting periods beginning after December 15, 2016.

(4) Acquisitions/Dispositions

In 2015, the Company acquired an aviation systems company for $8.0 million.
In 2014, the Company acquired a specialty property and casualty insurance distribution company for $83 million. The fair values of the assets acquired and liabilities assumed have been estimated based on a valuation prepared by a third party. The estimated useful lives of the intangible assets acquired range from 7 years to 15 years, with approximately $10 million having an indefinite life.
In 2014, the Company sold an aviation-related business for $16 million. The business had a net carrying value of $15 million.
The following table summarizes the estimated fair value of net assets acquired and liabilities assumed for business combinations completed in 2014:

(In thousands)	2014

Cash and cash equivalents	$17,457
Real estate, furniture and equipment	669
Goodwill and other intangibles assets	79,646
Premium and service fee receivable	24,432
Other assets	2,590
Total assets acquired	124,794
Deferred federal income tax	(7,107)
Debt	—
Other liabilities assumed	(34,809)
Net assets acquired	$82,878

(5) Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset	Accumulated Other Comprehensive Income (Loss)
As of and for the nine months ended September 30, 2015:
Changes in AOCI
Beginning of period	$306,199		$(122,649)	$—	$183,550
Other comprehensive income (loss) before reclassifications	(69,078)		(76,713)	—	(145,791)
Amounts reclassified from AOCI	(9,754)		—	—	(9,754)
Other comprehensive income (loss)	(78,832)		(76,713)	—	(155,545)
Unrealized investment gain related to non-controlling interest	106		—	—	106
End of period	$227,473		$(199,362)	$—	$28,111
Amounts reclassified from AOCI
Pre-tax	$(15,006)	(1)	$—	$—	$(15,006)
Tax effect (2)	5,252		—	—	5,252
After-tax amounts reclassified	$(9,754)		$—	$—	$(9,754)
Other comprehensive income (loss)
Pre-tax	$(135,186)		$(76,713)	$—	$(211,899)
Tax effect	56,354		—	—	56,354
Other comprehensive income (loss)	$(78,832)		$(76,713)	$—	$(155,545)

As of and for the three months ended September 30, 2015:
Changes in AOCI
Beginning of period	$222,882		$(136,827)	$—	$86,055
Other comprehensive income (loss) before reclassifications	3,943		(62,535)	—	(58,592)
Amounts reclassified from AOCI	554		—	—	554
Other comprehensive income (loss)	4,497		(62,535)	—	(58,038)
Unrealized investment gain related to non-controlling interest	94		—	—	94
End of period	$227,473		$(199,362)	$—	$28,111
Amounts reclassified from AOCI
Pre-tax	$852	(1)	$—	$—	$852
Tax effect (2)	(298)		—	—	(298)
After-tax amounts reclassified	$554		$—	$—	$554
Other comprehensive income (loss)
Pre-tax	$(7,731)		$(62,535)	$—	$(70,266)
Tax effect	12,228		—	—	12,228
Other comprehensive income (loss)	$4,497		$(62,535)	$—	$(58,038)

	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Net Pension Asset		Accumulated Other Comprehensive Income (Loss)
(In thousands)
As of and for the nine months ended September 30, 2014:
Changes in AOCI
Beginning of period	$256,566		$(60,524)	$(6,651)		$189,391
Other comprehensive income (loss) before reclassifications	143,388		(28,590)	—		114,798
Amounts reclassified from AOCI	(35,156)		—	4,631		(30,525)
Other comprehensive income (loss)	108,232		(28,590)	4,631		84,273
Unrealized investment loss related to non-controlling interest	(119)		—	—		(119)
End of period	$364,679		$(89,114)	$(2,020)		$273,545
Amounts reclassified from AOCI
Pre-tax	$(54,086)	(1)	$—	$7,125	(3)	$(46,961)
Tax effect (2)	18,930		—	(2,494)		16,436
After-tax amounts reclassified	$(35,156)		$—	$4,631		$(30,525)
Other comprehensive income (loss)
Pre-tax	$163,651		$(28,590)	$7,125		$142,186
Tax effect	(55,419)		—	(2,494)		(57,913)
Other comprehensive income (loss)	$108,232		$(28,590)	$4,631		$84,273

As of and for the three months ended September 30, 2014:
Changes in AOCI
Beginning of period	$377,673		$(39,734)	$(4,040)		$333,899
Other comprehensive income (loss) before reclassifications	3,099		(49,380)	—		(46,281)
Amounts reclassified from AOCI	(16,011)		—	2,020		(13,991)
Other comprehensive income (loss)	(12,912)		(49,380)	2,020		(60,272)
Unrealized investment loss related to non-controlling interest	(82)		—	—		(82)
End of period	$364,679		$(89,114)	$(2,020)		$273,545
Amounts reclassified from AOCI
Pre-tax	$(24,632)	(1)	$—	$3,108	(3)	$(21,524)
Tax effect (2)	8,621		—	(1,088)		7,533
After-tax amounts reclassified	$(16,011)		$—	$2,020		$(13,991)
Other comprehensive income (loss)
Pre-tax	$(25,029)		$(49,380)	$3,108		$(71,301)
Tax effect	12,117		—	(1,088)		11,029
Other comprehensive income (loss)	$(12,912)		$(49,380)	$2,020		$(60,272)
_______________
(1) Net investment (gains) losses in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.
(3) Other operating costs and expenses in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $124,632,000 and $108,688,000 and income taxes paid were $96,364,000 and $238,030,000 in the three months ended September 30, 2015 and 2014, respectively.

(7) Investments in Fixed Maturity Securities
At September 30, 2015 and December 31, 2014, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2015
Held to maturity:
State and municipal	$76,065	$15,824	$—	$91,889	$76,065
Residential mortgage-backed	20,025	2,637	—	22,662	20,025
Corporate	5,000	65	—	5,065	5,000
Total held to maturity	101,090	18,526	—	119,616	101,090
Available for sale:
U.S. government and government agency	641,696	32,748	(1,476)	672,968	672,968
State and municipal:
Special revenue	2,476,539	104,030	(4,848)	2,575,721	2,575,721
State general obligation	602,995	28,828	(4,511)	627,312	627,312
Pre-refunded	442,026	34,132	—	476,158	476,158
Corporate backed	385,972	13,156	(709)	398,419	398,419
Local general obligation	321,376	24,968	(197)	346,147	346,147
Total state and municipal	4,228,908	205,114	(10,265)	4,423,757	4,423,757
Mortgage-backed securities:
Residential (1)	1,038,903	27,601	(7,084)	1,059,420	1,059,420
Commercial	67,003	1,236	(35)	68,204	68,204
Total mortgage-backed securities	1,105,906	28,837	(7,119)	1,127,624	1,127,624
Corporate:
Industrial	1,888,762	80,342	(17,257)	1,951,847	1,951,847
Asset-backed	1,634,056	17,722	(11,681)	1,640,097	1,640,097
Financial	1,264,970	35,728	(11,980)	1,288,718	1,288,718
Utilities	187,325	10,549	(1,549)	196,325	196,325
Other	80,796	446	(18)	81,224	81,224
Total corporate	5,055,909	144,787	(42,485)	5,158,211	5,158,211
Foreign	854,313	46,433	(16,077)	884,669	884,669
Total available for sale	11,886,732	457,919	(77,422)	12,267,229	12,267,229
Total investments in fixed maturity securities	$11,987,822	$476,445	$(77,422)	$12,386,845	$12,368,319

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2014
Held to maturity:
State and municipal	$72,901	$17,501	$—	$90,402	$72,901
Residential mortgage-backed	23,278	2,854	—	26,132	23,278
Corporate	4,998	291	—	5,289	4,998
Total held to maturity	101,177	20,646	—	121,823	101,177
Available for sale:
U.S. government and government agency	773,192	33,353	(3,157)	803,388	803,388
State and municipal:
Special revenue	2,264,210	111,841	(2,084)	2,373,967	2,373,967
State general obligation	674,022	37,615	(787)	710,850	710,850
Pre-refunded	504,778	35,619	(289)	540,108	540,108
Corporate backed	413,234	18,976	(855)	431,355	431,355
Local general obligation	281,622	25,099	(5)	306,716	306,716
Total state and municipal	4,137,866	229,150	(4,020)	4,362,996	4,362,996
Mortgage-backed securities:
Residential (1)	1,201,924	27,124	(9,449)	1,219,599	1,219,599
Commercial	74,479	1,610	(52)	76,037	76,037
Total mortgage-backed securities	1,276,403	28,734	(9,501)	1,295,636	1,295,636
Corporate:
Asset-backed	2,019,032	18,868	(11,974)	2,025,926	2,025,926
Industrial	1,606,724	117,206	(5,131)	1,718,799	1,718,799
Financial	1,140,801	38,080	(7,673)	1,171,208	1,171,208
Utilities	184,107	12,436	(1)	196,542	196,542
Other	86,294	1,370	(2)	87,662	87,662
Total corporate	5,036,958	187,960	(24,781)	5,200,137	5,200,137
Foreign	897,668	62,223	(18,065)	941,826	941,826
Total available for sale	12,122,087	541,420	(59,524)	12,603,983	12,603,983
Total investments in fixed maturity securities	$12,223,264	$562,066	$(59,524)	$12,725,806	$12,705,160
____________

(1)
Gross unrealized losses for residential mortgage-backed securities include $1,023,313 and $1,095,671 as of September 30, 2015 and December 31, 2014, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$872,912	$884,845
Due after one year through five years	3,896,880	4,043,852
Due after five years through ten years	3,572,074	3,706,649
Due after ten years	2,520,025	2,601,213
Mortgage-backed securities	1,125,931	1,150,286
Total	$11,987,822	$12,386,845
At September 30, 2015, there were no investments that exceeded 10% of common stockholders’ equity, other than investments in United States government and government agency securities,

(8) Investments in Equity Securities
At September 30, 2015 and December 31, 2014, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2015
Common stocks	$64,382	$—	$(22,254)	$42,128	$42,128
Preferred stocks	118,783	20,756	(3,790)	135,749	135,749
Total	$183,165	$20,756	$(26,044)	$177,877	$177,877
December 31, 2014
Common stocks	$69,870	$11,929	$(5,453)	$76,346	$76,346
Preferred stocks	90,425	8,385	(4,165)	94,645	94,645
Total	$160,295	$20,314	$(9,618)	$170,991	$170,991

(9) Arbitrage Trading Account
At September 30, 2015 and December 31, 2014, the carrying value of the arbitrage trading account was $351 million and $451 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less). The Company believes that this makes merger arbitrage investments less vulnerable to changes in general financial market conditions.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2015	2014	2015	2014
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$104,936	$117,289	$318,095	$331,947
Investment funds	22,926	59,077	50,838	135,232
Arbitrage trading account	2,608	47	11,470	12,508
Equity securities available for sale	1,109	1,369	3,513	5,418
Real estate	4,389	3,042	9,270	9,207
Gross investment income	135,968	180,824	393,186	494,312
Investment expense	(2,754)	(1,599)	(8,150)	(7,647)
Net investment income	$133,214	$179,225	$385,036	$486,665

(11) Investment Funds
Investment funds consist of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30:
(In thousands)	2015	2014	2015	2014
Real estate	$534,854	$466,703	$51,467	$24,341
Energy	108,830	152,056	(25,124)	18,136
Arbitrage	69,417	282,335	(3,925)	15,270
Other	427,117	310,307	28,420	77,485
Total	$1,140,218	$1,211,401	$50,838	$135,232

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

Other includes private equity investments carried on the equity method of accounting, which includes a publicly traded common stock investment in HealthEquity, Inc. (HQY). Our ownership interest in HQY as of September 30, 2015 is 21% with a fair value of $353.7 million and a carrying value of $44.2 million.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2015	2014
Properties in operation	$226,930	$196,980
Properties under development	646,979	534,632
Total	$873,909	$731,612

Properties in operation include a long-term ground lease in Washington, D.C. and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $7,561,000 and $1,609,000 as of September 30, 2015 and December 31, 2014, respectively. Related depreciation expense was $5,991,000 and $3,228,000 for the nine months ended September 30, 2015 and 2014, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $3,119,438 in 2015, $12,259,281 in 2016, $12,210,962 in 2017, $11,224,190 in 2018, $8,177,750 in 2019, $6,111,665 in 2020 and $330,978,082 thereafter.

Properties under development include an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Amortized cost:
Real estate loans	$203,064	$243,407
Commercial loans	83,209	78,605
Total	$286,273	$322,012

Fair value:
Real estate loans	$204,350	$245,112
Commercial loans	84,711	80,107
Total	$289,061	$325,219

Valuation allowance:
Specific	$75	$115
General	2,330	2,371
Total	$2,405	$2,486

	For the Three Months Ended September 30,

	2015	2014
Increase (decrease) in valuation allowance	$19	$(24)
Loans receivable charged off	—	—

	For the Nine Months Ended September 30,

	2015	2014
Increase (decrease) in valuation allowance	$(81)	$455
Loans receivable charged off	—	—
Loans receivable in non-accrual status were $5.7 million and $14.2 million as of September 30, 2015 and December 31, 2014, respectively.
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
The real estate loans are secured by commercial real estate primarily located in Arizona, Maryland, New York and Tennessee. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
The Company utilizes a risk rating system to assign a risk to each of its real estate loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the Company’s position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, none of the real estate loans were considered to be impaired at September 30, 2015, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30:
(In thousands)	2015	2014	2015	2014
Realized investment gains (losses):
Fixed maturity securities:
Gains	$1,341	$13,803	$8,178	$17,263
Losses	(2,171)	(2,208)	(2,810)	(3,727)
Equity securities available for sale	(21)	9,729	9,639	39,310
Investment funds	70,648	50,919	92,821	95,675
Real estate	—	15	—	85,659
Other	(3,378)	—	5,192	—
Total	66,419	72,258	113,020	234,180
Net of other-than-temporary impairments:
Other-than-temporary impairments	(12,515)	—	(12,515)	—
Income tax expense	(18,866)	(25,290)	(35,177)	(81,963)
Total after-tax realized investment gains	$35,038	$46,968	$65,328	$152,217

Change in unrealized investment gains (losses):
Fixed maturity securities	$2,449	$10,722	$(102,863)	$190,242
Previously impaired fixed maturity securities	50	188	73	941
Equity securities available for sale	(2,353)	(27,548)	(15,977)	(19,215)
Investment funds	(7,876)	(8,391)	(16,417)	(8,317)
Total change in unrealized investment gains (losses)	(7,730)	(25,029)	(135,184)	163,651
Income tax benefit (expense)	12,229	12,117	56,354	(55,419)
Noncontrolling interests	94	(82)	106	(119)
Total after-tax unrealized gains (losses)	$4,593	$(12,994)	$(78,724)	$108,113

OTTI recognized in earnings were $12.5 million for the three and nine months ended September 30, 2015. There was no OTTI for the three and nine months ended September 30, 2014. OTTI related to common stocks and fixed maturity securities were $3.5 million and $9.0 million, respectively.

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at September 30, 2015 and December 31, 2014 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2015
U.S. government and government agency	$18,390	$222	$68,963	$1,254	$87,353	$1,476
State and municipal	543,568	7,670	110,634	2,595	654,202	10,265
Mortgage-backed securities	115,152	889	200,490	6,230	315,642	7,119
Corporate	1,782,625	28,626	155,263	13,859	1,937,888	42,485
Foreign	96,348	11,117	22,355	4,960	118,703	16,077
Fixed maturity securities	2,556,083	48,524	557,705	28,898	3,113,788	77,422
Common stocks	24,109	21,352	8,112	902	32,221	22,254
Preferred stocks	4,791	396	22,280	3,394	27,071	3,790
Equity securities	28,900	21,748	30,392	4,296	59,292	26,044
Total	$2,584,983	$70,272	$588,097	$33,194	$3,173,080	$103,466

December 31, 2014
U.S. government and government agency	$84,750	$522	$84,850	$2,635	$169,600	$3,157
State and municipal	158,594	631	150,284	3,389	308,878	4,020
Mortgage-backed securities	75,739	332	312,922	9,169	388,661	9,501
Corporate	1,586,238	8,697	214,628	16,084	1,800,866	24,781
Foreign	76,471	3,907	85,025	14,158	161,496	18,065
Fixed maturity securities	1,981,792	14,089	847,709	45,435	2,829,501	59,524
Common stocks	15,929	5,453	—	—	15,929	5,453
Preferred stocks	27,126	1,139	22,648	3,026	49,774	4,165
Equity securities	43,055	6,592	22,648	3,026	65,703	9,618
Total	$2,024,847	$20,681	$870,357	$48,461	$2,895,204	$69,142
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2015 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	7	$23,109	$1,530
Corporate	17	147,430	9,428
Foreign government	4	26,277	5,305
Total	28	$196,816	$16,263

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income. For the nine months ended September 30, 2015 and 2014, there were no changes in the portion of impairments recognized in earnings for those securities that have been impaired due to both credit factors and non-credit factors.

For the three and nine months ended September 30, 2015, OTTI for fixed maturity securities recognized in earnings was $9.0 million, all of which was considered due to credit factors. There were no OTTI of fixed maturity securities for the three and nine months ended September 30, 2014.

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
Equity Securities – At September 30, 2015, there were six equity securities in an unrealized loss position, with an aggregate fair value of $59.3 million and a gross unrealized loss of $26.0 million. Two of these equity securities are preferred stocks that are rated non-investment grade with an aggregate fair value of $4.8 million and a gross unrealized loss of $0.4 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI. For the three and nine months ended September 30, 2015, OTTI for common stocks was $3.5 million. There were no OTTI of common stocks for the three and nine months ended September 30, 2014.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million at September 30, 2015 and December 31, 2014, respectively.

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

The following tables present the assets and liabilities measured at fair value, on a recurring basis, as of September 30, 2015 and December 31, 2014 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2015
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$672,968	$—	$672,968	$—
State and municipal	4,423,757	—	4,423,757	—
Mortgage-backed securities	1,127,624	—	1,127,624	—
Corporate	5,158,211	—	5,158,057	154
Foreign government	884,669	—	884,669	—
Total fixed maturity securities available for sale	12,267,229	—	12,267,075	154
Equity securities available for sale:
Common stocks	42,128	33,709	—	8,419
Preferred stocks	135,749	—	132,125	3,624
Total equity securities available for sale	177,877	33,709	132,125	12,043
Arbitrage trading account	351,179	226,115	124,464	600
Total	$12,796,285	$259,824	$12,523,664	$12,797
Liabilities:
Securities sold but not yet purchased	$33,360	$33,336	$24	$—

December 31, 2014
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$803,388	$—	$803,388	$—
State and municipal	4,362,996	—	4,362,996	—
Mortgage-backed securities	1,295,636	—	1,295,636	—
Corporate	5,200,137	—	5,179,372	20,765
Foreign government	941,826	—	941,826	—
Total fixed maturity securities available for sale	12,603,983	—	12,583,218	20,765
Equity securities available for sale:
Common stocks	76,346	65,605	—	10,741
Preferred stocks	94,645	—	90,932	3,713
Total equity securities available for sale	170,991	65,605	90,932	14,454
Arbitrage trading account	450,648	295,047	154,881	720
Total	$13,225,622	$360,652	$12,829,031	$35,939
Liabilities:
Securities sold but not yet purchased	$106,079	$106,074	$5	$—
There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2015 or during the year ended December 31, 2014.

The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2015 and for the year ended December 31, 2014:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings	Other Comprehensive Income	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers	Ending Balance
								In / (Out)
Nine months ended September 30, 2015
Assets:
Fixed maturities available for sale:
Corporate	$20,765	$15	$180	$—	$—	$—	$(1,673)	$(19,133)	$154
Total	20,765	15	180	—	—	—	(1,673)	(19,133)	154
Equity securities available for sale:
Common stocks	10,741	—	9	(2,331)	—	—	—	—	8,419
Preferred stocks	3,713	(89)	—	—	—	—	—	—	3,624
Total	14,454	(89)	9	(2,331)	—	—	—	—	12,043
Arbitrage trading account	720	(375)	—	—	72,640	(71,921)	—	(464)	600
Total	$35,939	$(449)	$189	$(2,331)	$72,640	$(71,921)	$(1,673)	$(19,597)	$12,797

Liabilities:
Securities sold but not yet purchased	$—	$—	$—	$—	$—	$—	$—	$—	$—

Year ended December 31, 2014:
Assets:
Fixed maturities available for sale:
Corporate	$42,864	$47	$(3,711)	$—	$238	$(15,244)	$(3,429)	$—	$20,765
Total	42,864	47	(3,711)	—	238	(15,244)	(3,429)	—	20,765
Equity securities available for sale:
Common stocks	1,238	—	(911)	—	11,343	(929)	—	—	10,741
Preferred stocks	3,752	(17)	—	—	3,430	(3,452)	—	—	3,713
Total	4,990	(17)	(911)	—	14,773	(4,381)	—	—	14,454
Arbitrage trading account	1,780	2,274	—	—	4,942	(14,073)	—	5,797	720
Total	$49,634	$2,304	$(4,622)	$—	$19,953	$(33,698)	$(3,429)	$5,797	$35,939

Liabilities:
Securities sold but not yet purchased	$—	$(20)	$—	$—	$31	$(11)	$—	$—	$—
During the nine months ended September 30, 2015, five securities were transferred out of Level 3 where an observable price was available. During the year ended December 31, 2014, two securities were transferred into Level 3 where the quoted prices were no longer available. One of these securities was sold during the second quarter of 2014.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$12,368,319	$12,386,845	$12,705,160	$12,725,806
Equity securities available for sale	177,877	177,877	170,991	170,991
Arbitrage trading account	351,179	351,179	450,648	450,648
Loans receivable	286,273	289,061	322,012	325,219
Cash and cash equivalents	879,934	879,934	674,441	674,441
Trading account receivables from brokers and clearing organizations	401,941	401,941	371,034	371,034
Liabilities:
Due to broker	64,343	64,343	23,133	23,133
Trading account securities sold but not yet purchased	33,360	33,360	106,079	106,079
Subordinated debentures	340,255	343,000	340,060	332,640
Senior notes and other debt	1,838,965	2,047,134	2,115,527	2,344,292
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

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2015	2014	2015	2014
Written premiums:
Direct	$1,601,344	$1,553,493	$4,852,584	$4,699,319
Assumed	221,237	225,863	633,200	657,704
Ceded	(251,544)	(253,974)	(795,420)	(815,985)
Total net premiums written	$1,571,037	$1,525,382	$4,690,364	$4,541,038

Earned premiums:
Direct	$1,575,624	$1,505,738	$4,646,343	$4,336,463
Assumed	217,668	216,889	632,362	667,566
Ceded	(261,734)	(261,823)	(782,093)	(761,968)
Total net premiums earned	$1,531,558	$1,460,804	$4,496,612	$4,242,061

Ceded losses incurred	$123,765	$128,903	$374,084	$319,156
Ceded commissions earned	$45,946	$40,821	$129,766	$116,047
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of September 30, 2015 and December 31, 2014.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $23 million and $20 million for the nine months ended September 30, 2015 and 2014, respectively. A summary of RSUs issued in the nine months ended September 30, 2015 and 2014 follows:

($ in thousands)	Units	Fair Value
Nine months ended September 30,
2015	971,457	$54,439
2014	1,135,900	$50,791

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

Summary financial information about the Company's business segments is presented in the following tables:

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2015:
Insurance-Domestic	$1,181,923	$93,394	$23,021	$1,298,338	$191,582	$130,445
Insurance-International	197,578	13,595	—	211,173	12,527	9,001
Reinsurance-Global	152,057	19,468	—	171,525	22,413	15,807
Corporate and eliminations (1)	—	6,757	119,260	126,017	(51,506)	(37,684)
Net investment gains	—	—	53,904	53,904	53,904	35,038
Total	$1,531,558	$133,214	$196,185	$1,860,957	$228,920	$152,607
Three months ended September 30, 2014:
Insurance-Domestic	$1,093,554	$125,792	$26,408	$1,245,754	$228,359	$154,718
Insurance-International	205,529	19,957	—	225,486	12,603	9,217
Reinsurance-Global	161,721	26,916	—	188,637	29,005	20,207
Corporate and eliminations (1)	—	6,560	101,910	108,470	(63,772)	(42,571)
Net investment gains	—	—	72,258	72,258	72,258	46,968
Total	$1,460,804	$179,225	$200,576	$1,840,605	$278,453	$188,539
Nine months ended September 30, 2015
Insurance-Domestic	$3,459,118	$269,160	$72,981	$3,801,259	$534,401	$365,933
Insurance-International	583,041	40,177	—	623,218	41,347	29,648
Reinsurance-Global	454,453	54,575	—	509,028	69,797	49,134
Corporate and eliminations (1)	—	21,124	340,267	361,391	(170,226)	(116,094)
Net investment gains	—	—	100,505	100,505	100,505	65,328
Total	$4,496,612	$385,036	$513,753	$5,395,401	$575,824	$393,949
Nine months ended September 30, 2014:
Insurance-Domestic	$3,138,806	$347,002	$82,159	$3,567,967	$607,399	$414,588
Insurance-International	592,721	47,885	—	640,606	41,860	29,938
Reinsurance-Global	510,534	72,102	—	582,636	86,945	60,624
Corporate and eliminations (1)	—	19,676	299,435	319,111	(180,892)	(119,194)
Net investment gains	—	—	234,180	234,180	234,180	152,217
Total	$4,242,061	$486,665	$615,774	$5,344,500	$789,492	$538,173
________
(1) Corporate and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable assets by segment are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Insurance-Domestic	$16,298,153	$16,036,513
Insurance-International	1,821,712	1,876,347
Reinsurance-Global	2,482,325	2,708,090
Corporate and eliminations	1,136,376	1,058,289
Total	$21,738,566	$21,679,239

Net premiums earned by major line of business are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2015	2014	2015	2014
Insurance-Domestic:
Other liability	$395,400	$368,818	$1,146,884	$1,070,525
Workers’ compensation	322,896	291,297	940,636	824,541
Short-tail lines	230,733	222,561	687,626	642,833
Commercial automobile	138,483	134,197	411,951	385,667
Professional liability	94,411	76,681	272,021	215,240
Total	1,181,923	1,093,554	3,459,118	3,138,806

Insurance-International:
Other liability	22,733	27,705	69,527	70,036
Workers’ compensation	24,849	18,012	69,643	52,578
Short-tail lines	96,624	100,417	285,980	303,119
Commercial automobile	32,177	29,076	94,278	86,318
Professional liability	21,195	30,319	63,613	80,670
Total	197,578	205,529	583,041	592,721

Reinsurance-Global:
Casualty	103,198	122,741	314,462	372,894
Property	48,859	38,980	139,991	137,640
Total	152,057	161,721	454,453	510,534

Total	$1,531,558	$1,460,804	$4,496,612	$4,242,061

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
The Company invests in equity securities, merger arbitrage securities, investment funds (including energy related funds), private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
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
Our net reserves for losses and loss expenses of approximately $9.2 billion as of September 30, 2015 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above.
Approximately $1.4 billion, or 15%, of the Company’s net loss reserves as of September 30, 2015 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of September 30, 2015 and December 31, 2014:

(In thousands)	2015	2014
Insurance-Domestic	$7,086,421	$6,767,374
Insurance-International	743,905	750,613
Reinsurance-Global	1,395,795	1,452,654
Net reserves for losses and loss expenses	9,226,121	8,970,641
Ceded reserves for losses and loss expenses	1,434,933	1,399,060
Gross reserves for losses and loss expenses	$10,661,054	$10,369,701

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of September 30, 2015 and December 31, 2014:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2015
Other liability	$1,065,529	$1,854,890	$2,920,419
Workers’ compensation (1)	1,654,042	1,266,311	2,920,353
Professional liability	293,527	477,608	771,135
Commercial automobile	344,095	244,143	588,238
Short-tail lines	334,200	295,981	630,181
Total primary	3,691,393	4,138,933	7,830,326
Reinsurance (1)	615,198	780,597	1,395,795
Total	$4,306,591	$4,919,530	$9,226,121

December 31, 2014
Other liability	$1,035,442	$1,785,598	$2,821,040
Workers’ compensation (1)	1,603,310	1,201,117	2,804,427
Professional liability	308,887	453,557	762,444
Commercial automobile	319,700	203,085	522,785
Short-tail lines	330,010	277,281	607,291
Total primary	3,597,349	3,920,638	7,517,987
Reinsurance (1)	603,851	848,803	1,452,654
Total	$4,201,200	$4,769,441	$8,970,641
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $718 million and $746 million as of September 30, 2015 and December 31, 2014, respectively.

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

Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Net decrease in prior year loss reserves	$39,095	$55,219
Increase in prior year earned premiums	9,733	7,098
Net favorable prior year development	$48,828	$62,317

In 2015, favorable prior year development (net of additional and return premiums) was $49 million, and included $36 million for the Insurance-Domestic segment, $5 million for the Insurance-International segment and $8 million for the Reinsurance-Global segment. The favorable development for the Insurance-Domestic segment was primarily attributable to excess and surplus lines casualty business from accident years 2009 through 2014, partially offset by adverse development in commercial auto liability from accident years 2011 through 2014. The favorable development for excess and surplus lines reflects the continuation of favorable claim frequency trends (i.e., number of reported claims per unit of exposure), while the unfavorable development for commercial auto liability is driven by higher large loss activity.
In 2014, favorable reserve development (net of additional and return premiums) of $62 million was primarily related to the Insurance-Domestic segment and was also driven by excess and surplus lines casualty business.

Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $2,052 million and $2,187 million at September 30, 2015 and December 31, 2014, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $718 million and $746 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 4.0%.

Substantially all of discounted workers’ compensation reserves (98% of total discounted reserves at September 30, 2015) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 2% of total discounted reserves at September 30, 2015), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease.  These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $66 million at September 30, 2015 and $85 million at December 31, 2014. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of September 30, 2015:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	400	$3,048,625	$55,882
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	7	10,177	4,402
Twelve months and longer	20	54,986	17,138
Total	427	$3,113,788	$77,422
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2015 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Mortgage-backed securities	7	$23,109	$1,530
Corporate	17	147,430	9,428
Foreign government	4	26,277	5,305
Total	28	$196,816	$16,263

The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized loss is due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI. For the three and nine months ended September 30, 2015, OTTI for fixed maturity securities recognized in earnings was $9.0 million, all of which was considered due to credit factors. There were no OTTI of fixed maturity securities for the three and nine months ended September 30, 2014.
Equity Securities – At September 30, 2015, there were six equity securities in an unrealized loss position, with an aggregate fair value of $59.3 million and a gross unrealized loss of $26.0 million. Two of these equity securities are preferred stocks that are rated non-investment grade with an aggregate fair value of $4.8 million and a gross unrealized loss of $0.4 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI. For the three and nine months ended September 30, 2015, OTTI for common stocks was $3.5 million. There were no OTTI of common stocks for the three and nine months ended September 30, 2014.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million at September 30, 2015 and December 31, 2014, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2015:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$12,023,492	98.0%
Syndicate manager	58,198	0.5
Directly by the Company based on:
Observable data	185,385	1.5
Cash flow model	154	* -
Total	$12,267,229	100.0%
_______
*Less than 0.1%.
Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2015, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2015 and 2014. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2015	2014
Insurance-Domestic:
Gross premiums written	$4,289,042	$4,087,752
Net premiums written	3,644,959	3,432,803
Net premiums earned	3,459,118	3,138,806
Loss ratio	61.5%	60.2%
Expense ratio	31.2%	32.0%
GAAP combined ratio	92.7%	92.2%
Insurance-International:
Gross premiums written	$713,561	$747,639
Net premiums written	593,585	620,025
Net premiums earned	583,041	592,721
Loss ratio	58.2%	60.9%
Expense ratio	41.4%	39.9%
GAAP combined ratio	99.6%	100.8%
Reinsurance-Global:
Gross premiums written	$483,181	$521,633
Net premiums written	451,820	488,210
Net premiums earned	454,453	510,534
Loss ratio	58.9%	64.2%
Expense ratio	37.8%	32.9%
GAAP combined ratio	96.7%	97.1%
Consolidated:
Gross premiums written	$5,485,784	$5,357,024
Net premiums written	4,690,364	4,541,038
Net premiums earned	4,496,612	4,242,061
Loss ratio	60.8%	60.7%
Expense ratio	33.2%	33.2%
GAAP combined ratio	94.0%	93.9%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2015 and 2014:

(In thousands, except per share data)	2015	2014
Net income to common stockholders	$393,949	$538,173
Weighted average diluted shares	130,563	133,886
Net income per diluted share	$3.02	$4.02
The Company reported net income of $394 million in 2015 compared to $538 million in 2014. The 27% decrease in net income was primarily due to a decrease in after-tax net investment gains of $87 million and a decrease in after-tax net investment income of $72 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2015 and 2014.
Premiums. Gross premiums written were $5,486 million in 2015, an increase of 2% from $5,357 million in 2014. The growth was due primarily to rate increases. Approximately 79% of policies expiring in each of 2015 and 2014 were renewed. Average renewal premium rates (adjusted for change in exposures) increased 1.5% in 2015. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2015 compared with 2014 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 5% to $4,289 million in 2015 from $4,088 million in 2014. Gross premiums increased $81 million (7%) for workers' compensation, $57 million (4%) for other liability, $43 million (12%) for professional liability, $16 million (2%) for short-tail lines and $4 million (1%) for commercial auto.

•
Insurance-International gross premiums decreased 5% to $714 million in 2015 from $748 million in 2014. Gross premiums increased $18 million (34%) for workers' compensation, $10 million (11%) for other liability and $7 million (7%) for commercial auto. Insurance-International gross premiums decreased $52 million (12%) for short-tail lines and $17 million (19%) for professional liability. In local currency terms, Insurance-International gross premiums increased 7% in 2015.

•
Reinsurance-Global gross premiums decreased 7% to $483 million in 2015 from $522 million in 2014, due to increasingly competitive conditions. Gross premiums written decreased $31 million (9%) for casualty lines and $7 million (4%) for property lines.

Net premiums written were $4,690 million in 2015, an increase of 3% from $4,541 million in 2014. Ceded reinsurance premiums as a percentage of gross written premiums were 14% in 2015 and 15% in 2014.
Premiums earned increased 6% to $4,497 million in 2015 from $4,242 million in 2014. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2015 are related to business written during both 2015 and 2014. Audit premiums were $112 million in 2015 compared with $85 million in 2014.
Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2015 and 2014:

	Amount		Average Annualized Yield
(In thousands)	2015	2014	2015	2014
Fixed maturity securities, including cash and cash equivalents and loans receivable	$318,095	$331,947	3.3%	3.5%
Investment funds	50,838	135,232	5.6	18.0
Arbitrage trading account	11,470	12,508	2.7	2.8
Real estate	9,270	9,207	1.6	1.5
Equity securities available for sale	3,513	5,418	2.8	3.8
Gross investment income	393,186	494,312	3.3	4.3
Investment expenses	(8,150)	(7,647)
Total	$385,036	$486,665	3.2	4.3
Net investment income decreased 21% to $385 million in 2015 from $487 million in 2014 due primarily to a $84 million decrease in income from investment funds, as well as lower yields on our fixed maturity securities. The decrease in investment income from investment funds (reported on a one-quarter lag) was primarily due to a loss of $25 million from energy funds in 2015 compared with a profit of $18 million in 2014, as well as to lower earnings from aviation and arbitrage funds, partially offset by higher earnings from real estate funds. Based on information received from energy fund managers, the Company expects to report an after-tax loss from energy funds of approximately $9 million in the fourth quarter of 2015. Average invested assets, at cost (including cash and cash equivalents), were $15.9 billion in 2015 and $15.4 billion in 2014.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased to $108 million in 2015 from $82 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $113 million in 2015 compared with $234 million in 2014.

The realized gains in 2014 included a gain of $86 million from the sale of an investment in a commercial real estate investment fund.
Other-Than-Temporary Impairments. Other-than-temporary impairments were $12 million in 2015; no such impairments were taken in 2014.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from wholly-owned investees was $305 million in 2015 and $299 million in 2014.
Losses and Loss Expenses. Losses and loss expenses increased to $2,733 million in 2015 from $2,577 million in 2014. The consolidated loss ratio was 60.8% in 2015 and 60.7% in 2014. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $46 million in 2015 and $69 million in 2014. Favorable prior year reserve development (net of premium offsets) was $49 million in 2015 compared with $62 million in 2014, a difference of 0.4 loss ratio point. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 60.9% in 2015 from 60.6% in 2014. A summary of loss ratios in 2015 compared with 2014 by business segment follows:

•
Insurance-Domestic - The loss ratio of 61.5% in 2015 was 1.3 points higher than the loss ratio of 60.2% in 2014. Catastrophe losses were $41 million in 2015 compared with $59 million in 2014. Favorable prior year reserve development was $36 million in 2015 compared with $72 million in 2014, a difference of 1.3 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.7 points to 61.3% in 2015 from 60.6% in 2014.

•
Insurance-International - The loss ratio of 58.2% in 2015 was 2.7 points lower than the loss ratio of 60.9% in 2014. Catastrophe losses were $2 million in 2015 compared with $9 million in 2014. Favorable prior year reserve development was $5 million in 2015 compared with unfavorable prior year development of $10 million in 2014, a difference of 2.6 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.9 points to 58.7% in 2015 from 57.8% in 2014.

•
Reinsurance-Global - The loss ratio of 58.9% in 2015 was 5.3 points lower than the loss ratio of 64.2% in 2014. Catastrophe losses were $3 million in 2015 compared with $2 million in 2014. Favorable prior year reserve development was $8 million in 2015 compared with $0.5 million in 2014, a difference of 1.6 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.0 points to 60.0% in 2015 from 64.0% in 2014.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2015	2014
Underwriting expenses	$1,491,109	$1,407,608
Service expenses	93,314	69,130
Net foreign currency gains	(3,234)	(1,018)
Other costs and expenses	116,980	117,899
Total	$1,698,169	$1,593,619
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 5.9% compared with an increase in net premiums earned of 6.0%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.2% in both 2015 and 2014.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $93 million in 2015 from $69 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $3 million in 2015 compared to $1 million in 2014.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses decreased to $117 million in 2015 from $118 million in 2014.

Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from wholly-owned investees were $289 million in 2015 compared to $291 million in 2014.
Interest Expense. Interest expense was $99 million in 2015 compared with $94 million in 2014. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds were used to repay $200 million of 5.60% senior notes at maturity on May 15, 2015.
Income Taxes. The effective income tax rate was 32% in 2015 and 2014. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $43 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2015 and 2014. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2015	2014
Insurance-Domestic:
Gross premiums written	$1,457,943	$1,393,186
Net premiums written	1,248,740	1,182,579
Net premiums earned	1,181,923	1,093,554
Loss ratio	61.2%	59.8%
Expense ratio	30.8%	31.1%
GAAP combined ratio	92.0%	90.9%
Insurance-International:
Gross premiums written	$193,303	$205,253
Net premiums written	163,587	171,582
Net premiums earned	197,578	205,529
Loss ratio	57.0%	62.7%
Expense ratio	43.4%	40.7%
GAAP combined ratio	100.4%	103.4%
Reinsurance-Global:
Gross premiums written	$171,335	$180,917
Net premiums written	158,710	171,221
Net premiums earned	152,057	161,721
Loss ratio	59.1%	64.5%
Expense ratio	39.0%	34.2%
GAAP combined ratio	98.1%	98.7%
Consolidated:
Gross premiums written	$1,822,581	$1,779,356
Net premiums written	1,571,037	1,525,382
Net premiums earned	1,531,558	1,460,804
Loss ratio	60.5%	60.7%
Expense ratio	33.2%	32.8%
GAAP combined ratio	93.7%	93.5%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2015 and 2014:

(In thousands, except per share data)	2015	2014
Net income to common stockholders	$152,607	$188,539
Weighted average diluted shares	128,947	133,001
Net income per diluted share	$1.18	$1.42
The Company reported net income of $153 million in 2015 compared to $189 million in 2014. The 19% decrease in net income was primarily due to decreases in after-tax net investment income of $34 million and in after-tax net investment gains of $12 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2015 and 2014.
Premiums. Gross premiums written were $1,823 million in 2015, an increase of 2% from $1,779 million in 2014. Average renewal premium rates (adjusted for change in exposures) increased 0.8% in 2015. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.

A summary of gross premiums written in 2015 compared with 2014 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 5% to $1,458 million in 2015 from $1,393 million in 2014. Gross premiums increased $34 million (10%) for workers' compensation, $33 million (8%) for other liability and $1 million (1%) for professional liability, and decreased $2 million (1%) for short-tail lines and $1 million (1%) for commercial auto.

•
Insurance-International gross premiums decreased 6% to $193 million in 2015 from $205 million in 2014. Gross premiums increased $7 million (39%) for workers' compensation and $2 million (8%) for commercial auto. Insurance-International gross premiums decreased $12 million (39%) for professional liability, $6 million (18%) for other liability and $3 million (3%) for short-tail lines. In local currency terms, Insurance-International gross premiums increased 7% in 2015.

•
Reinsurance-Global gross premiums decreased 5% to $171 million in 2015 from $181 million in 2014, due to increasingly competitive conditions. Gross premiums written decreased $12 million (9%) for casualty lines and increased $2 million (4%) for property lines.

Net premiums written were $1,571 million in 2015, an increase of 3% from $1,525 million in 2014. Ceded reinsurance premiums as a percentage of gross written premiums were 14% in 2015 and 2014.
Premiums earned increased 5% to $1,532 million in 2015 from $1,461 million in 2014. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2015 are related to business written during both 2015 and 2014. Audit premiums were $39 million in 2015 compared with $32 million in 2014.
Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2015 and 2014:

	Amount		Average Annualized Yield
(In thousands)	2015	2014	2015	2014
Fixed maturity securities, including cash and cash equivalents and loans receivable	$104,936	$117,289	3.2%	3.6%
Investment funds	22,926	59,077	7.9	23.3
Arbitrage trading account	2,608	47	2.1	—
Real estate	4,389	3,042	2.1	0.8
Equity securities available for sale	1,109	1,369	2.6	3.3
Gross investment income	135,968	180,824	3.4	4.6
Investment expenses	(2,754)	(1,599)
Total	$133,214	$179,225	3.3	4.6
Net investment income decreased 26% to $133 million in 2015 from $179 million in 2014 due primarily to a $36 million decrease in income from investment funds, as well as lower yields on our fixed maturity securities. The decline in investment fund earnings was due primarily to lower earnings from aviation funds. Earnings from energy funds were $2 million in 2015 compared with $5 million in 2014. Based on information received from energy fund managers, the Company expects to report an after-tax loss from energy funds of approximately $9 million in the fourth quarter of 2015. Average invested assets, at cost (including cash and cash equivalents), were $15.9 billion in 2015 and $15.8 billion in 2014.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased to $35 million in 2015 from $26 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $66 million in 2015 compared with $72 million in 2014.
Other-Than-Temporary Impairments. Other-than-temporary impairments were $12 million in 2015; no such impairments were taken in 2014.

Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from wholly-owned investees was $107 million in 2015 and $102 million in 2014.
Losses and Loss Expenses. Losses and loss expenses increased to $926 million in 2015 from $887 million in 2014. The consolidated loss ratio was 60.5% in 2015 and 60.7% in 2014. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $7 million in 2015 and $15 million in 2014. Favorable prior year reserve development (net of premium offsets) was $15 million in 2015 compared with $13 million in 2014, a difference of 0.1 loss ratio point. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.4 points to 61.0% in 2015 from 60.6% in 2014. A summary of loss ratios in 2015 compared with 2014 by business segment follows:

•
Insurance-Domestic - The loss ratio of 61.2% in 2015 was 1.4 points higher than the loss ratio of 59.8% in 2014. Catastrophe losses were $4 million in 2015 compared with $8 million in 2014. Favorable prior year reserve development was $7 million in 2015 compared with $18 million in 2014, a difference of 1.0 loss ratio point. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.7 points to 61.4% in 2015 from 60.7% in 2014.

•
Insurance-International - The loss ratio of 57.0% in 2015 was 5.7 points lower than the loss ratio of 62.7% in 2014. Catastrophe losses were $2 million in 2015 compared with $7 million in 2014. Favorable prior year reserve development was $3 million in 2015 compared to unfavorable prior year reserve development of $5 million in 2014, a difference of 3.7 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.5 points to 57.5% in 2015 from 57.0% in 2014.

•
Reinsurance-Global - The loss ratio of 59.1% in 2015 was 5.4 points lower than the loss ratio of 64.5% in 2014. Catastrophe losses were $1 million in each of 2015 and 2014. Favorable prior year reserve development was $5 million in 2015 compared with $0.8 million in 2014, a difference of 2.8 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 3.0 points to 61.8% in 2015 from 64.8% in 2014.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2015	2014
Underwriting expenses	$508,815	$479,174
Service expenses	29,856	23,266
Net foreign currency gains	(5,743)	(2,677)
Other costs and expenses	40,613	44,540
Total	$573,541	$544,303
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 6.2% compared with an increase in net premiums earned of 4.8%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.2% in 2015, up from 32.8% in 2014, primarily due to an increase in commission expenses for certain reinsurance business.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $30 million in 2015 from $23 million in 2014 as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $6 million in 2015 compared to $3 million in 2014.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses were $41 million in 2015 and $45 million in 2014.
Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from wholly-owned investees were $101 million in 2015 compared to $98 million in 2014.

Interest Expense. Interest expense was $32 million in 2015 compared with $33 million in 2014. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds were used to repay $200 million of 5.60% senior notes at maturity on May 15, 2015.
Income Taxes. The effective income tax rate was 33% in 2015 compared to 32% in 2014. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations. Due to the historically low fixed maturity investment returns, the Company invests in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio was 3.2 years at September 30, 2015 and December 31, 2014. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2015 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$672,968	4.2%
State and municipal:
Special revenue	2,598,060	16.1
State general obligation	659,199	4.1
Pre-refunded (1)	477,118	3.0
Corporate backed	398,419	2.5
Local general obligation	367,026	2.3
Total state and municipal	4,499,822	28.0
Mortgage-backed securities:
Agency	876,970	5.5
Residential-Prime	142,439	0.9
Commercial	68,204	0.4
Residential-Alt A	60,036	0.4
Total mortgage-backed securities	1,147,649	7.2
Corporate:
Industrial	1,951,847	12.1
Asset-backed	1,640,097	10.2
Financial	1,293,718	8.0
Utilities	196,325	1.2
Other	81,224	0.5
Total corporate	5,163,211	32.0
Foreign government and foreign government agencies	884,669	5.5
Total fixed maturity securities	12,368,319	76.9
Equity securities:
Preferred stocks	135,749	0.8
Common stocks	42,128	0.3
Total equity securities	177,877	1.1
Investment funds	1,140,218	7.1
Cash and cash equivalents	879,934	5.5
Real estate	873,909	5.4
Arbitrage trading account	351,179	2.2
Loans receivable	286,273	1.8
Total investments	$16,077,709	100.0%

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
At September 30, 2015, investments in foreign government fixed maturity securities (which are generally held by the Company's foreign operations) were as follows:

(In thousands)	Carrying Value
Australia	$223,787
United Kingdom	167,601
Canada	151,572
Argentina	136,293
Germany	67,030
Brazil	48,030
Supranational (1)	36,986
Norway	30,354
Singapore	6,079
Colombia	5,270
Netherlands	4,515
Austria	3,643
Uruguay	3,509
Total	$884,669
________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and Inter-American Development Bank.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At September 30, 2015, the carrying value of investment funds was $1,140 million, including investments in real estate funds of $535 million, energy funds of $109 million and arbitrage funds of $69 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2015, real estate properties in operation included a long-term ground lease in Washington D.C. and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are three properties under development: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $286 million and an aggregate fair value of $289 million at September 30, 2015. The amortized cost of loans receivable is net of a valuation allowance of $2 million as of September 30, 2015. Loans receivable include real estate loans of $203 million that are secured by commercial real estate located primarily in Arizona, Maryland, New York and Tennessee. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $83 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration for the fixed maturity portfolio was 3.2 years at September 30, 2015 and December 31, 2014. In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $620 million in the first nine months of 2015 from $575 million in the comparable period in 2014, primarily due to the timing of tax payments, premium collections and expense payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2015. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At September 30, 2015, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,179 million and a face amount of $2,203 million. The maturities of the outstanding debt are $1 million in 2015, $37 million in 2016, $36 million in 2017, $450 million in 2019, $300 million in 2020, $423 million in 2022, $2 million in 2029, $250 million in 2037, $350 million in 2044 and $340 million in 2053.

In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds was used to repay $200 million of 5.60% senior notes at maturity on May 15, 2015. In addition, in May 2015 the Company repaid $71 million of debt that it had assumed in 2014 in conjunction with the purchase of an office building in West Palm Beach, Florida.
Equity. At September 30, 2015, total common stockholders’ equity was $4.6 billion, common shares outstanding were approximately 123 million and stockholders’ equity per outstanding share was $37.18. During the nine months ended September 30, 2015, the Company repurchased 4,502,025 shares of its common stock for $224 million.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $6.8 billion at September 30, 2015. The percentage of the Company’s capital attributable to debt and subordinated debentures was 32% at September 30, 2015 and 35% at December 31, 2014.

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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2015 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2015	—	$—	—	9,353,091
August 2015	106,113	52.018	106,113	9,246,978
September 2015	—	—	—	9,246,978

Item 6. Exhibits

Number
(10.1)	Form of 2015 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2012 Stock Incentive Plan

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 9, 2015	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 9, 2015	/s/ Eugene G. Ballard
Eugene G. Ballard
Executive Vice President - Chief Financial Officer