Form 10-K
period 2015-12-31
BERKLEY W R CORP
filed 2016-02-22
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,048,029,512.
Number of shares of common stock, $.20 par value, outstanding as of February 17, 2016: 122,586,752
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	20
ITEM	1B.	UNRESOLVED STAFF COMMENTS	27
ITEM	2.	PROPERTIES	28
ITEM	3.	LEGAL PROCEEDINGS	28
ITEM	4.	MINE SAFETY DISCLOSURES	28

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	29
ITEM	6.	SELECTED FINANCIAL DATA	30
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	55
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	89
ITEM	9A.	CONTROLS AND PROCEDURES	90
ITEM	9B.	OTHER INFORMATION	93

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	93
ITEM	11.	EXECUTIVE COMPENSATION	93
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	93
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	93
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	93

	PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	93
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2016 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

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

•	foreign currency and political risks relating to our international operations;

•	our ability to attract and retain key personnel and qualified employees;

•	continued availability of capital and financing;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA");

•	the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	credit risk relating to our policyholders, independent agents and brokers;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	potential difficulties with technology and/or data security;

•	the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2016 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I
ITEM 1. BUSINESS

W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States. It operates in the following segments of the property casualty insurance business:

•	Insurance-Domestic - commercial insurance business, including excess and surplus lines and admitted lines, primarily throughout the United States;

•	Insurance-International - insurance business primarily in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, Asia, and Australia; and

•	Reinsurance-Global - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, the Asia-Pacific Region, and South Africa.
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
Our business approach is focused on meeting the needs of our customers, maintaining a high quality balance sheet, and allocating capital to our best opportunities. New businesses are started when opportunities are identified and when the right talent and expertise are found to lead a business. Of our 51 operating units, 44 have been organized and developed internally and seven have been added through acquisition.
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our operating segments for each of the past five years were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Net premiums written:
Insurance-Domestic	$4,812,830	$4,517,587	$3,994,387	$3,569,883	$3,238,120
Insurance-International	778,567	828,076	756,185	664,459	551,910
Reinsurance-Global	598,118	651,284	749,601	664,197	567,338
Total	$6,189,515	$5,996,947	$5,500,173	$4,898,539	$4,357,368

	Year Ended December 31,
	2015	2014	2013	2012	2011
Percentage of net premiums written:
Insurance-Domestic	77.7%	75.3%	72.6%	72.8%	74.3%
Insurance-International	12.6	13.8	13.8	13.6	12.7
Reinsurance-Global	9.7	10.9	13.6	13.6	13.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Twenty-seven of our twenty-eight insurance company subsidiaries rated by A.M. Best Company, Inc. (“A.M. Best”) have ratings of A+ (Superior) (the second highest rating out of 15 possible ratings), and one is rated A (Excellent) (the third highest rating). A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “The Financial Strength Rating opinion addresses the relative ability of an insurer to meet its ongoing insurance obligations. The ratings are not assigned to specific insurance policies or contracts and do not address any other risk.” A.M. Best reviews its ratings on a periodic basis, and its ratings of the Company's subsidiaries are therefore subject to change.
The twenty-four insurance company subsidiaries rated by Standard & Poor's (“S&P”) have financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings).
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
Insurance-Domestic
The Insurance-Domestic operating units underwrite commercial insurance business primarily throughout the United States, although many units offer coverage globally, focusing on the following general areas:

Excess & Surplus Lines: A number of our Insurance-Domestic operating units are dedicated to the excess and surplus lines market. They serve a highly diverse group of customers that often have complex risk or unique exposures that typically fall outside the underwriting guidelines of the standard insurance market. Lines of business underwritten by our excess and surplus lines operating units include premises operations, commercial automobile, property, products liability and professional liability lines. Products are generally distributed through wholesale agents and brokers.

Industry Specialty: Certain other operating units focus on providing specialty coverages to customers within a particular industry that are best served by underwriters and claims professionals with specialized knowledge of that industry. They offer multiple lines of business with policies tailored to address these unique exposures, often with the flexibility of providing coverages on either an admitted or a non-admitted basis. Each operating unit delivers its products through one or more distribution channels, including retail and wholesale agents, brokers, and managing general agents (MGAs), depending on the customer and the particular risks insured.

Product Specialty: Other operating units in this segment specialize in providing specific lines of insurance coverage, such as workers’ compensation or professional liability, to a wide range of customers. They offer insurance products, analytical tools and risk management services such as loss control and claims management that enable clients to manage their risk appropriately. Business is typically written on an admitted basis, although some units may offer non-admitted products. Independent agents and brokers are the primary means of distribution.

Regional: Certain Insurance-Domestic operating units offer standard insurance products and services through operating units focused on meeting the specific needs of a regionally differentiated customer base. Key clients of these units are small-to-midsized businesses. These regionally focused operating units provide a broad array of commercial insurance products to customers primarily in 45 states and the District of Columbia and have developed expertise in niches that drive local communities. They are organized geographically in order to provide them with the flexibility to adapt quickly to local market conditions and customer needs. Business is sold through non-exclusive independent agents who are compensated on a commission basis.

In addition to providing insurance products, certain operating units also provide a wide variety of fee-based services, including claims, administrative and consulting services.
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
Berkley Agribusiness Risk Specialists offers insurance for larger commercial risks across the United States involved in the supply, storage, handling, processing and distribution of commodities related to the agriculture and food industries.

Berkley Alliance Managers specializes in professional liability for the design professional, construction professional and certified public accounting industries. The Berkley Design Professional division specializes in architects, engineers and consultants. In addition to professional liability, the Berkley Construction Professional division provides pollution liability and protective coverages to contractors and owners across all forms of non-environmental construction.
Berkley Aviation offers a wide range of aviation insurance products on a global basis, including coverage for airlines, airplanes, helicopters, miscellaneous general aviation operations, non-owned aircraft, fixed-base operations, control towers, airports and other specialized niche programs. In the U.S., it places its business on an admitted and non-admitted basis nationwide.
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
Berkley Fire & Marine offers a broad range of preferred inland marine and related property risks and services to  customers throughout the United States, both regionally and nationwide.  Products are distributed through independent agents and brokers.
Berkley Global Product Recall Management provides worldwide insurance protection and technical assistance to help clients with the prevention, management and indemnification of product recall and contamination events.
Berkley Healthcare Professional provides customized, comprehensive professional liability solutions for the full spectrum of healthcare providers.
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
Berkley Mid-Atlantic Group provides commercial property casualty coverages to a wide variety of businesses in Delaware, the District of Columbia, Maryland, Ohio, Pennsylvania, and Virginia. Focusing on middle market accounts, it complements its standard writings with specialized products in areas such as construction.
Berkley Net Underwriters focuses on small and medium-sized commercial risks, using a web-based system to allow producers to quote, bind and service workers' compensation insurance products on behalf of W. R. Berkley Corporation member companies.
Berkley North Pacific provides local underwriting, claims and risk management services from its home office in Seattle, Washington and branch offices in Boise, Idaho, Spokane, Washington and Salt Lake City, Utah. It operates with a select group of agents in Idaho, Montana, Oregon, Utah and Washington to sell and service property and casualty policies for larger middle-market standard businesses and specialty lines, such as construction.
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
Berkley Southeast offers a wide array of commercial lines products in six southeastern states: Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
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
Clermont Specialty Managers provides package insurance programs for high-end cooperative, condominium, and quality rental apartment buildings and upscale restaurants in the New York, New Jersey, Chicago and Washington, D.C. metropolitan markets, as well as other select markets.
Continental Western Group is a Midwest regional property and casualty insurance operation based in Des Moines, Iowa, providing underwriting and risk management services to a broad array of regional businesses in thirteen Midwest states. In addition to its generalist portfolio, Continental Western offers specialty underwriting solutions for diversified agriculture, construction, light manufacturing, transportation, volunteer fire departments, rural utilities, public entity and implement dealers.
Gemini Transportation is a national provider of excess liability insurance for various domestic surface transportation businesses. It underwrites liability insurance policies for the railroad industry as well as excess liability policies for the trucking, busing and other industries that use rubber-wheeled vehicles for over-the-road use.
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

The following table sets forth the percentage of gross premiums written by each Insurance-Domestic operating unit:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Acadia Insurance	7.8%	8.4%	8.2%	8.6%	9.0%
Admiral Insurance	5.7	6.2	5.9	6.1	6.8
American Mining Insurance	0.9	0.8	0.8	0.9	1.0
Berkley Accident and Health	4.3	3.4	3.0	3.6	3.3
Berkley Agribusiness Risk Specialists	1.0	1.1	—	—	—
Berkley Alliance Managers	0.8	0.1	—	—	—
Berkley Aviation	1.4	1.0	1.0	1.5	1.7
Berkley Custom Insurance	3.3	2.8	2.8	0.7	—
Berkley FinSecure	1.2	0.8	0.9	0.8	0.8
Berkley Fire and Marine	0.4	0.2	—	—	—
Berkley Global Product Recall Managers	—	—	—	—	—
Berkley Healthcare Professional	0.2	0.2	—	—	—
Berkley Life Sciences	0.9	1.1	1.1	0.8	0.6
Berkley Medical Excess	0.9	0.8	0.9	0.9	1.0
Berkley Mid-Atlantic Group	2.1	2.8	4.4	4.9	5.4
Berkley Net Underwriters	4.6	4.3	4.0	3.5	2.5
Berkley North Pacific	1.9	1.9	1.8	1.8	1.5
Berkley Offshore Underwriting Managers	1.6	2.0	2.3	2.2	2.0
Berkley Oil & Gas	3.7	4.1	3.9	3.2	2.2
Berkley Professional Liability	2.0	2.1	1.3	1.2	1.1
Berkley Program Specialists	1.4	1.4	1.5	1.8	3.1
Berkley Public Entity	0.5	0.4	0.4	0.2	—
Berkley Regional Specialty	0.4	0.4	0.4	0.4	0.4
Berkley Risk Administrators	4.6	4.6	4.9	4.8	4.0
Berkley Select	1.8	2.1	2.7	2.9	2.6
Berkley Southeast	2.7	3.0	—	—	—
Berkley Specialty Underwriting Managers	6.6	6.2	6.6	7.9	7.0
Berkley Surety	1.4	1.4	1.3	1.3	1.6
Berkley Technology Underwriters	0.6	0.5	0.3	0.1	—
Carolina Casualty Insurance	1.4	2.2	2.4	2.3	2.3
Clermont Specialty Managers	1.5	1.5	1.5	1.6	1.7
Continental Western Group	4.6	4.5	5.9	6.4	7.0
Gemini Transportation	1.3	1.1	1.0	1.1	1.0
Key Risk Insurance	3.3	3.5	3.3	3.2	3.1
Midwest Employers Casualty	2.8	2.9	2.9	3.4	4.4
Monitor Liability Managers	2.8	2.6	3.1	3.1	3.9
Nautilus Insurance Group	5.5	5.5	5.8	6.2	6.6
Preferred Employers Insurance	2.8	2.5	2.1	2.0	1.9
Riverport Insurances Services	0.7	0.7	0.8	1.4	1.7
Union Standard	3.0	3.1	5.2	5.3	5.5
Vela Insurance Services	3.9	3.7	3.5	2.2	2.1
Verus Underwriting Managers	1.0	0.9	1.0	0.7	0.4
Other	0.7	1.2	1.1	1.0	0.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth percentages of gross premiums written, by line, by our Insurance-Domestic operations:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Other liability	31.8%	31.9%	32.4%	30.7%	31.2%
Workers' compensation	27.9	27.2	27.0	26.8	25.3
Short-tail lines (1)	21.2	21.8	22.0	23.5	23.5
Commercial auto	9.7	10.4	10.7	11.2	12.1
Professional liability	9.4	8.7	7.9	7.8	7.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%
___________________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.

Insurance-International
Through our Insurance-International operating units, we write business in more than 60 countries worldwide, with branches or offices in 19 locations outside the United States, including the United Kingdom, Continental Europe, South America, Canada, Scandinavia, Asia, and Australia. In each of our operating territories, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.
Operating units comprising the Insurance-International Segment are as follows:
Berkley Canada underwrites specialty, casualty and surety lines of business on behalf of the Canadian branch of Berkley Insurance Company. It specializes in commercial casualty and professional liability, and offers a broad portfolio of risk products that include commercial general liability, umbrella, professional liability, directors and officers, commercial property and surety, in addition to niche products for specific industries such as technology and life sciences.
Berkley Latinoamérica is a leading provider of property, casualty, automobile, surety, group life and health and workers' compensation products and services in its operating territories of Argentina, Brazil, Colombia and Uruguay. Its largest operation, Berkley International Seguros, offers a wide range of property casualty products in Argentina, where it is a leading provider of surety, engineering, cargo and personal accident coverages. Berkley International ART, Berkley Latinoamérica's workers' compensation carrier in Argentina, is focused on small to medium-sized risks in its operating territories. Berkley International Seguros do Brasil provides surety products to small and medium-sized risks throughout Brazil. Berkley International Seguros Uruguay and Berkley International Seguros Colombia are providers of customized property casualty insurance products and services to small and medium-sized businesses in Uruguay and Colombia, respectively.
Lloyd's Syndicate 2791 Participation represents the Company's minority participation in a Lloyd's syndicate that writes a broad range of mainly short-tail classes of business.
W. R. Berkley Europe is comprised of specialist operating units offering a focused range of insurance products to markets in Continental Europe and Nordic countries.
W. R. Berkley Insurance Asia is expected to commence operations in 2016 and intends to underwrite general insurance business in Asia, including professional liability, specialty casualty, accident and marine business for companies of all sizes.
W. R. Berkley Insurance Australia underwrites general insurance business in Australia, including professional indemnity insurance for companies of all sizes.
W / R / B Underwriting provides a broad range of leading insurance products to the European marketplace, with a concentration in specialist classes of business including property, marine, professional indemnity, crisis management, aviation, personal accident and asset protection. The unit was established in 2015 by combining W. R. Berkley Syndicate 1967 with the U.K. and Irish branches of W. R. Berkley Insurance (Europe) Limited under a single brand.

The following table sets forth the percentages of gross premiums written by our Insurance-International operating units:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Berkley Canada	4.5%	3.4%	4.4%	4.6%	4.9%
Berkley Latinoamérica	33.6	29.5	32.6	34.8	38.3
W. R. Berkley Europe	13.5	15.4	15.9	15.5	13.1
W. R. Berkley Insurance Australia	5.7	8.3	8.6	5.3	4.1
W / R / B Underwriting	38.9	39.4	38.5	39.7	39.6
Lloyd's Syndicate 2791 Participation	3.8	4.0	—	0.1	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%
_________________________

The following table sets forth percentages of gross premiums written, by line, by our Insurance-International operations:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Short-tail lines (1)	50.1%	55.1%	51.8%	49.4%	41.4%
Commercial auto	15.0	13.1	15.5	18.0	19.8
Professional liability	9.5	12.8	12.9	15.1	17.6
Other liability	15.2	11.7	10.4	7.2	10.3
Workers' compensation	10.2	7.3	9.4	10.3	10.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%
___________________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
Reinsurance-Global
We provide other insurance companies and self-insureds with assistance in managing their net risk through reinsurance on either a portfolio basis, through treaty reinsurance, or on an individual basis, through facultative reinsurance.
Operating units comprising the Reinsurance-Global Segment are as follows:
Berkley Re America provides treaty and facultative reinsurance solutions on a variety of product lines through reinsurance brokers to companies whose primary operations are within the United States and Canada.
Berkley Re Asia Pacific provides property and casualty reinsurance to the Asia Pacific marketplace. With offices in Brisbane, Sydney, Hong Kong and Singapore, each branch focuses on excess of loss reinsurance, targeting both property and casualty treaty and facultative contracts, through multiple distribution channels.
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

The following table sets forth the percentages of gross premiums written by each Reinsurance-Global operating unit:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Berkley Re America	64.2%	60.4%	52.2%	54.3%	57.8%
Berkley Re Asia Pacific	16.4	21.2	24.9	22.1	24.4
Berkley Re Direct	8.6	7.2	6.5	6.2	7.2
Berkley Re UK	10.8	11.2	9.1	6.9	0.2
Other	—	—	7.3	10.5	10.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%
_________________________
The following table sets forth the percentages of gross premiums written, by property versus casualty business, by our Reinsurance-Global operations:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Casualty	66.7%	66.9%	65.6%	66.9%	70.7%
Property	33.3	33.1	34.4	33.1	29.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Results by Industry Segment

Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Insurance-Domestic
Revenue	$5,114,781	$4,807,418	$4,294,213	$3,944,942	$3,586,181
Income before income taxes	724,667	796,309	648,740	578,500	467,126
Insurance-International
Revenue	823,663	857,782	770,190	677,637	545,467
Income before income taxes	51,926	29,779	56,922	51,639	36,912
Reinsurance-Global
Revenue	683,335	758,931	810,060	731,585	628,872
Income before income taxes	94,852	115,677	110,425	103,690	85,271
Other(1)
Revenue	584,678	704,797	534,071	469,390	395,464
Income (loss) before income taxes	(139,415)	10,431	(117,199)	(31,901)	(76,223)
Total
Revenue	7,206,457	7,128,928	6,408,534	5,823,554	5,155,984
Income before income taxes	$732,030	$952,196	$698,888	$701,928	$513,086
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Insurance-Domestic
Loss ratio	61.2%	60.2%	61.3%	63.5%	64.9%
Expense ratio	31.2	31.6	32.7	32.5	32.6
Combined ratio	92.4%	91.8%	94.0%	96.0%	97.5%
Insurance-International
Loss ratio	58.2%	62.8%	59.4%	59.7%	57.4%
Expense ratio	41.4	40.0	39.0	40.2	42.7
Combined ratio	99.6%	102.8%	98.4%	99.9%	100.1%
Reinsurance-Global
Loss ratio	58.4%	62.0%	62.2%	64.3%	64.3%
Expense ratio	38.2	34.0	34.8	36.3	38.0
Combined ratio	96.6%	96.0%	97.0%	100.6%	102.3%
Total
Loss ratio	60.5%	60.8%	61.2%	63.1%	63.9%
Expense ratio	33.2	33.0	33.9	34.1	34.6
Combined ratio	93.7%	93.8%	95.1%	97.2%	98.5%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Average investments, at cost(1)	$15,970,931	$15,560,335	$14,848,386	$14,545,371	$13,631,552
Net investment income(1)	$512,645	$600,885	$544,291	$586,763	$526,351
Percent earned on average investments(1)	3.2%	3.9%	3.7%	4.0%	3.9%
Net investment gains (2)	$92,324	$254,852	$121,544	$10,465	$125,481
Change in unrealized investment gains (losses) (3)	$(192,186)	$72,889	$(399,122)	$135,282	$147,998
_______________________________________

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)	Represents realized gains on investments not classified as trading account securities.

(3)	Represents the change in unrealized investment gains (losses) for available for sale securities.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Barclays U.S. Aggregate Bond Index	3.0%	3.2%	3.1%	3.5%	4.0%
S&P 500® Index	2.1	2.1	2.4	2.5	2.1

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
1 year or less	5.8%	7.0%	8.0%	5.8%	6.6%
Over 1 year through 5 years	33.6	32.4	30.5	30.7	28.3
Over 5 years through 10 years	30.5	29.8	27.5	23.4	25.3
Over 10 years	20.3	20.4	22.3	25.5	25.5
Mortgage-backed securities	9.8	10.4	11.7	14.6	14.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2015, the fixed maturity portfolio had an effective duration of 3.3 years including cash and cash equivalents.
Loss and Loss Expense Reserves
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
The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $2,308 million and $2,187 million at December 31, 2015 and 2014, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $699 million and $746 million at December 31, 2015 and 2014, respectively. At December 31, 2015, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.9%.
Substantially all of discounted workers’ compensation reserves (98% of total discounted reserves at December 31, 2015) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 2% of total discounted reserves at December 31, 2015), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease.  These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims was $33 million at December 31, 2015 and $36 million at December 31, 2014. The Company’s gross reserves for losses and loss expenses relating to asbestos and environmental claims were $51 million and $56 million at December 31, 2015 and 2014, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims decreased approximately $2 million in 2015 and increased by approximately $4 million and $5 million in 2014 and 2013, respectively. Net paid losses and loss expenses for asbestos and environmental claims were approximately $2 million in 2015, $3 million in 2014 and $3 million in 2013. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2015	2014	2013
Net reserves at beginning of year	$8,970,641	$8,683,797	$8,411,851
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,653,561	3,495,825	3,221,393
Decrease in estimates for claims occurring in prior years (2)(3)	(46,713)	(75,764)	(78,810)
Loss reserve discount amortization (4)	49,422	70,506	54,441
Total	3,656,270	3,490,567	3,197,024
Net payments for claims:
Current year	914,637	898,944	822,787
Prior years	2,342,378	2,216,283	2,055,284
Total	3,257,015	3,115,227	2,878,071
Foreign currency translation	(125,024)	(88,496)	(47,007)
Net reserves at end of year	9,244,872	8,970,641	8,683,797
Ceded reserves at end of year	1,424,278	1,399,060	1,397,144
Gross reserves at end of year	$10,669,150	$10,369,701	$10,080,941

Net change in premiums and losses occurring in prior years:
Decrease in estimates for claims occurring in prior years (2)	$46,713	$75,764	$78,810
Retrospective premium adjustments for claims occurring in prior years (3)	16,730	9,088	19,046
Net favorable premium and reserve development on prior years	$63,443	$84,852	$97,856
____________________________________

(1)	Claims occurring during the current year are net of discounts of $20,357,000, $21,306,000 and $22,680,000 in 2015, 2014 and 2013, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of discounts. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $64,971,000 in 2015, $116,866,000 in 2014 and $77,430,000 in 2013.

(3)	For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.

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
A reconciliation between the reserves as of December 31, 2015 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$8,760,986
Reserves for non-U.S. companies	649,117
Loss reserve discounting(1)	(165,231)
Ceded reserves	1,424,278
Gross reserves reported in the consolidated GAAP financial statements	$10,669,150
_________________________
(1) For statutory purposes, the Company discounts its workers’ compensation reinsurance reserves at 2.7% as permitted by the Department of Insurance of the State of Delaware. In its GAAP financial statements, the Company discounts excess workers’ compensation reserves at the risk-free rate and assumed workers’ compensation reserves at the statutory rate.

The following table presents the development of net reserves for 2005 through 2015. The top line of the table shows the estimated reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and loss expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to us. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years.
The “cumulative redundancy” represents the aggregate change in the estimates over all prior years. The impact on the results of operations of the past three years of changes in reserve estimates is shown in the reconciliation tables above. It should be noted that the table presents a “run off” of balance sheet reserves, rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years. For example, assume a claim that occurred in 2005 is reserved for $2,000 million as of December 31, 2005. Assuming this claim estimate was changed in 2015 to $2,300 million, and was settled for $2,300 million in 2015, the $300 million deficiency would appear as a deficiency in each year from 2005 through 2015.

(In millions)
Year Ended December 31,	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net reserves, discounted	$5,867	$6,948	$7,823	$8,123	$8,148	$8,000	$8,172	$8,412	$8,684	$8,971	$9,245
Reserve discount	575	700	788	846	877	898	892	867	837	746	699
Net reserves, undiscounted	$6,442	$7,648	$8,611	$8,969	$9,025	$8,898	$9,064	$9,279	$9,521	$9,717	$9,944
Net reserves re-estimated as of:
One year later	$6,499	$7,560	$8,431	$8,737	$8,778	$8,715	$8,963	$9,202	9,404	9,652
Two years later	6,578	7,494	8,239	8,560	8,596	8,624	8,866	9,140	9,345
Three years later	6,592	7,363	8,192	8,420	8,543	8,504	8,772	9,085
Four years later	6,556	7,370	8,137	8,433	8,460	8,400	8,722
Five years later	6,636	7,376	8,195	8,373	8,388	8,356
Six years later	6,677	7,437	8,144	8,343	8,355
Seven years later	6,755	7,421	8,135	8,326
Eight years later	6,762	7,428	8,120
Nine years later	6,780	7,418
Ten years later	6,763
Cumulative redundancy (deficiency), undiscounted	$(321)	$230	$491	$643	$670	$542	$342	$194	$176	$65	$—

Cumulative amount of net liability paid through:
One year later	$1,341	$1,437	$1,663	$1,751	$1,812	$1,722	$2,010	$2,055	$2,216	$2,342
Two years later	2,363	2,636	2,935	3,106	3,052	3,118	3,409	3,598	3,778
Three years later	3,219	3,558	3,956	4,039	4,066	4,105	4,495	4,702
Four years later	3,856	4,279	4,616	4,786	4,802	4,896	5,298
Five years later	4,327	4,733	5,152	5,337	5,413	5,478
Six years later	4,649	5,116	5,565	5,815	5,874
Seven years later	4,937	5,424	5,943	6,183
Eight years later	5,163	5,719	6,241
Nine years later	5,392	5,962
Ten years later	5,576

For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums. Such premiums are not reflected in the above table.

The following table presents the development of gross reserves for 2005 through 2015.

(In millions)
Year Ended December 31,	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net reserves, discounted	$5,867	$6,947	$7,823	$8,123	$8,148	$8,000	$8,172	$8,412	$8,684	$8,971	$9,245
Ceded reserves	845	837	855	877	924	1,017	1,165	1,339	1,397	1,399	1,424
Gross reserves, discounted	6,712	7,784	8,678	9,000	9,072	9,017	9,337	9,751	10,081	10,370	10,669
Reserve discount	654	761	867	944	944	968	953	924	888	811	759
Gross reserves, undiscounted	$7,366	$8,545	$9,545	$9,944	$10,016	$9,985	$10,290	$10,675	$10,969	$11,181	$11,428

Gross reserves re-estimated as of:
One year later	$7,406	$8,509	$9,396	$9,696	$9,810	$9,879	$10,179	$10,673	$10,823	$11,081
Two years later	7,529	8,454	9,178	9,566	9,662	9,749	10,141	10,573	10,732
Three years later	7,561	8,300	9,163	9,445	9,580	9,681	10,029	10,479
Four years later	7,508	8,335	9,081	9,427	9,539	9,540	9,947
Five years later	7,617	8,316	9,109	9,386	9,433	9,477
Six years later	7,635	8,360	9,082	9,310	9,384
Seven years later	7,699	8,358	9,029	9,267
Eight years later	7,716	8,315	8,988
Nine years later	7,694	8,275
Ten Years later	7,652
Gross cumulative redundancy (deficiency)	$(286)	$270	$557	$677	$632	$508	$343	$196	$237	100	—

For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums. Such premiums are not reflected in the above table.
Reinsurance
We follow a common industry practice of reinsuring a portion of our exposures and paying to reinsurers a portion of the premiums received on the policies that we write. Reinsurance is purchased principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer contractually liable to the insurer to the extent of the reinsurance coverage. We monitor the financial condition of our reinsurers and attempt to place our coverages only with substantial, financially sound carriers. As a result, generally the reinsurers who reinsure our casualty insurance must have an A.M. Best rating of “A (Excellent)” or better with at least $1 billion in policyholder surplus and the reinsurers who cover our property insurance must have an A.M. Best rating of “A- (Excellent)” or better with at least $1 billion in policyholder surplus.

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
In addition, effective 2015, we must annually submit to our lead state regulator an “enterprise risk management report” which identifies the activities and circumstances of any affiliated company that might have a material adverse effect on the financial condition of our group or our U.S. licensed insurers.
States have also adopted changes to the holding company act that authorize U.S. insurance regulators to lead or participate in the group-wide supervision of certain international insurance groups. National standard setters, such as the International Association of Insurance Supervisors, are developing capital standards for international groups, and U.S. insurance regulators are currently working on U.S. group capital standards for insurance groups. It is unclear how the development of group capital measures will interact with existing capital requirements for insurance companies in the United States and with international capital standards. It is possible that we may be required to hold additional capital as a result of these developments.
The National Association of Insurance Commissioners (“NAIC”) adopted the Risk Management and Own Risk Solvency Assessment Model Act (the “ORSA Model Act”). Most states have adopted the ORSA Model Act, which requires an insurance holding company system’s chief risk officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Under ORSA, we are required to:

•	regularly, no less than annually, conduct an ORSA to assess the adequacy of our risk management framework, and current and estimated projected future solvency position;

•	internally document the process and results of the assessment; and

•	provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group and, upon request, by the domiciliary state regulator.
We cannot predict the impact, if any, that these holding company statutes and compliance with the ORSA Model Act will have on our business, financial condition or results of operations.
Risk Based Capital Requirements. The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above any RBC action level as of December 31, 2015.
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
Guaranty Funds. Our U.S. insurance subsidiaries are also subject to assessment by state guaranty funds when an insurer in a particular jurisdiction has been judicially declared insolvent and the liquidated company's available funds are insufficient to pay policyholders and claimants the amounts to which they are entitled. The protection afforded under a state's guaranty fund to policyholders of the insolvent insurer varies from state to state. Generally, all licensed property casualty insurers are considered to be members of the fund, and assessments are based upon their pro rata share of direct written premiums in that state. The NAIC Model Post-Assessment Guaranty Fund Act, which many states have adopted, limits assessments to an insurer to 2% of its subject premium and permits recoupment of assessments through rate setting. Likewise, several states (or underwriting organizations of which our insurance subsidiaries are required to be members) have limited assessment authority with regard to deficits in certain lines of business.
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
 Investment Regulation.    Investments by our domestic insurance companies must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications.  Investments that do not comply with these limits and qualifications are deducted in our insurance subsidiaries' calculation of their statutory capital and surplus.
Terrorism Risk Insurance. The Terrorism Risk Insurance Act of 2002 established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), the program has been extended for a six year period ending on December 31, 2020. TRIPRA provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. TRIPRA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. TRIPRA's definition of certified acts includes domestic terrorism. Federal participation will be triggered under TRIPRA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will currently pay 84% of an insurer's covered losses in excess of the insurer's applicable deductible. This amount will decrease to 80% on a pro-rata basis over five years, beginning in 2016. The insurer's deductible is based on 20% percent of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2015 earned premiums, our aggregate deductible under TRIPRA during 2016 will be approximately $850 million. The federal program will not pay losses for certified acts unless such losses exceed $100 million industry-wide. This threshold will increase to $200 million on a pro-rata basis over five years beginning in 2016. TRIPRA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
Excess and Surplus Lines. The regulation of our U.S. subsidiaries' excess and surplus lines insurance business differs significantly from the regulation of our admitted business. Our surplus lines subsidiaries are subject to the surplus lines regulation and reporting requirements of the jurisdictions in which they are eligible to write surplus lines insurance. Although the surplus lines business is generally less regulated than admitted business, principally with respect to rates and policy forms, strict regulations apply to surplus lines placements in the laws of every state and the regulation of surplus lines insurance may undergo changes in the future. Federal or state measures may be introduced to increase the oversight of surplus lines insurance in the future.
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
The FIO has a particular role in connection with international insurance matters. The FIO represents the U.S. at the International Association of Insurance Supervisors (“IAIS”); in 2012, the FIO participated in IAIS’s Financial Stability Committee and joined IAIS’s Executive Committee. The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance (a “Covered Agreement”). On November 20, 2015, the FIO and the U.S. Trade Representative advised Congress that they intend to initiate negotiations to enter into a Covered Agreement with the European Union. We are monitoring public reports on these negotiations which may affect our U.S. and EU domiciled insurance and reinsurance business. Significantly, the FIO is authorized to preempt state measures that (i) are inconsistent with a Covered Agreement and (ii) disfavor non-U.S. insurers subject to a Covered Agreement.
The FIO is required to report to Congress annually on the insurance industry and any preemption actions regarding any Covered Agreement.
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
The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States financial stability in the event of the insurer's material financial distress or failure, i.e., a "systemically important financial institution." An insurer so designated by FSOC will be subject to Federal Reserve supervision and heightened prudential standards. As of December 31, 2015, three insurance groups had been so designated. Based upon our current business model and balance sheet, we do not believe that we will be designated by the FSOC as such an institution. Although the potential impacts of the Dodd-Frank Act on the U. S. insurance industry is not clear, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.
International Regulation
Our insurance subsidiaries based in the United Kingdom are regulated by the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"). The PRA's primary objectives with regard to insurers are to promote the safety and soundness of insurers and to contribute to the securing of an appropriate degree of protection for current and future policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the United Kingdom financial system, and (iii) to promote effective competition in the interests of consumers in the financial services markets. The PRA and FCA employ a variety of regulatory tools to achieve their objectives, including periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, in certain cases, approval requirements governing the appointment of key officers, approval requirements governing controlling ownership interests and various other requirements. Our Lloyd's managing agency is also regulated by the PRA, FCA and Lloyd's, and the Lloyd's syndicate business is subject to Lloyd's supervision. Through Lloyd's, we are licensed to write business in various countries throughout the world by virtue of Lloyd's international licenses. In each such country, we are subject to the laws and insurance regulation of that country. Additionally, PRA and FCA regulations also impact us as “controller” (a PRA/FCA defined term) of our U.K.-regulated subsidiaries, whereby we are required to notify the PRA/FCA about significant events relating to the U.K.-regulated subsidiaries' controllers (i.e. persons or entities which have certain levels of direct or indirect voting power or economic interests in the regulated entities) as well as changes of control, and to submit an annual report regarding their controllers. As well, the PRA/FCA's Senior Insurance Managers Regime provides a regulatory framework for standards of fitness and propriety, conduct and accountability to be applied to individuals in positions of responsibility at insurers. In addition, certain employees are individually registered at Lloyd's.
In the European Union, a new insurance regulatory regime governing, among other things, capital adequacy and risk management called “Solvency II” became effective on January 1, 2016. Lloyd’s applies a  capital adequacy test to all Lloyd’s syndicates, including our syndicate, that is based on Solvency II principles. Solvency II provides for the supervision of group solvency. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. Currently, the U.S. system of insurance regulation relating to group supervision is not deemed "equivalent" to Solvency II by European Union authorities. However, we have received a one-year waiver from the PRA, subject to conditions, with respect to the PRA's supervision of our group, which waives the requirement on us to maintain a group solvency capital requirement as calculated under Solvency II rules.
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
Competition
The property casualty insurance and reinsurance businesses are highly competitive, with many insurance companies of various sizes, as well as other entities offering risk alternatives such as self-insured retentions or captive programs, transacting business in the United States and internationally. We compete directly with a large number of these companies. Competition in our industry is largely measured by the ability to provide insurance and services at a price and on terms that are reasonable and acceptable to the customer. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Our subsidiaries establish their own pricing practices based upon a Company-wide philosophy to price products with the intent of making an underwriting profit. Although insurance prices have generally increased for most lines of business since 2011, the rate of increase has declined in more recent years. Loss costs have also increased over that period of time. With the low level of interest rates available, current price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
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
Additionally, competition from insurers and reinsurers based in tax-advantaged jurisdictions continues to increase, including from domestic based subsidiaries of foreign-based entities in the excess and surplus lines businesses.
Employees
 As of January 30, 2016, we employed 7,621 individuals. Of this number, our subsidiaries employed 7,481 persons and the remaining persons were employed at the parent company.
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
The Company's internet address is www.wrberkley.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities

Exchange Act and other reports filed by us or with respect to our securities by others are accessible free of charge through this website as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC.

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
Some of our competitors, particularly in the Reinsurance-Global business, have greater financial and/or marketing resources than we do. These competitors within the reinsurance segment include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, and Partner Re. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers. Certain of our competitors operate from Bermuda or other tax advantaged or less regulated jurisdictions that may provide them with additional competitive and pricing advantages.
Over the past several years, we have faced increased competition in our business, as increased supply has led to reduced prices and, at times, less favorable terms and conditions. Our specialty operating units have also encountered competition from admitted companies seeking to increase market share. Although insurance prices have generally increased for most lines of business since 2011, the rate of increase has declined in more recent years. Loss costs have also increased over that period of time. With the low level of interest rates available, current price levels for certain lines of business remain below the prices required for us to achieve our long-term return objectives. We expect to continue to face strong competition in these and our other lines of business and as a result could experience renewed pressure on pricing and policy terms and conditions.
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
Our gross reserves for losses and loss expenses were approximately $10.7 billion as of December 31, 2015. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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

Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, catastrophe losses were $58 million in 2015, $87 million in 2014, $65 million in 2013, $80 million in 2012 and $153 million in 2011. Similarly, man-made catastrophes can also have a material impact on our financial results.
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
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), for up to 84% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2015 earned premiums, our aggregate deductible under TRIPRA during 2016 is approximately $850 million. TRIPRA is currently in effect through December 31, 2020. In addition, the coverage provided under TRIPRA does not apply to reinsurance that we write.
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
We are subject to extensive governmental regulation and supervision in both the United States and foreign jurisdictions. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This system of regulation, generally administered in the United States by a department of insurance in each state in which we do business, relates to, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	requirements pertaining to certain methods of accounting;

•	evaluating enterprise risk to an insurer;

•	rate and form regulation pertaining to certain of our insurance businesses;

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and

•	involvement in the payment or adjudication of catastrophe or other claims beyond the terms of the policies.
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
FSOC has designated four non-bank financial companies, including three insurance groups, as systematically significant.
Although state regulation is the primary form of regulation of insurance and reinsurance in the United States, in addition to the changes brought about by the Dodd-Frank Act, Congress has considered over the past years various proposals relating to the creation of an optional federal charter, repeal of the insurance company antitrust exemption from the McCarran-Ferguson Act, and tax law changes. We may be subject to potentially increased federal oversight as a financial institution.
With respect to international measures, Solvency II, the EU directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers may affect our insurance businesses. Implementation of Solvency II in EU member states occurred on January 1, 2016, and may require us to utilize a significant amount of resources to ensure compliance. In addition, despite the one-year waiver of the Solvency II group capital requirements we received, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the EU commission finds that the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled are not "equivalent" to the requirements of Solvency II.
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
Our expanding international operations in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, the Asia-Pacific region, Africa and Australia expose us to increased investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition.

Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the U.S.
We may be unable to attract and retain key personnel and qualified employees.
We depend on our ability to attract and retain key personnel, including our Executive Chairman, our President and CEO, senior executive officers, presidents of our operating units, experienced underwriters and other skilled employees who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate, and be unable to expand our operations into new markets.
We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2015, the amount due from our reinsurers was approximately $1,533 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.
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
Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2015, our investment in fixed maturity securities was approximately $12.4 billion, or 77.3% of our total investment portfolio, including cash and cash equivalents. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (5.4%); state and municipal securities (36.5%); corporate securities (27.9%); asset-backed securities (13.7%); mortgage-backed securities (9.8%) and foreign government (6.7%).
The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair value of fixed maturity securities generally decreases as interest rates rise. If significant inflation or an increase in interest rates were to occur, the fair value of our fixed maturity securities would be negatively impacted. Conversely, if interest rates decline, investment income earned from future investments in fixed maturity securities will be lower. Some fixed maturity securities, such as mortgage-backed and other asset-backed securities, also carry prepayment risk as a result of interest rate fluctuations. Additionally, given the historically low interest rate environment, we may not be able to successfully reinvest the proceeds from maturing securities at yields commensurate with our target performance goals.
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
We have invested a portion of our assets in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets, which are subject to significant volatility and may decline in value.
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. At December 31, 2015, our investment in these assets was approximately $2.9 billion, or 18.0%, of our investment portfolio, including cash and cash equivalents.
Merger and arbitrage trading securities were $376.7 million, or 2.3% of our investment portfolio, including cash and cash equivalents at December 31, 2015. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $2.4 billion, or 14.8% of our investment portfolio, including cash and cash equivalents at December 31, 2015. We also invest in aviation and rail equipment funds, hedged equity and energy and other investment funds. The values of these investments are subject to fluctuations based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.

These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.
Risks Relating to Purchasing Our Securities
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. During 2016, the maximum amount of dividends that can be paid without regulatory approval is approximately $684 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
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

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2015, the Company had aggregate office space of 3,892,994 square feet, of which 1,066,705 were owned and 2,826,288 were leased.

Rental expense for the Company's operations was approximately $46,271,000, $45,198,000 and $44,752,000 for 2015, 2014 and 2013, respectively. Future minimum lease payments, without provision for sublease income, are $42,470,000 in 2016, $39,443,000 in 2017 and $200,636,000 thereafter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range
	High	Low	Dividends Declared Per Share
2015:
Fourth Quarter	$57.27	$52.36	$0.12
Third Quarter	58.46	51.91	0.12
Second Quarter	53.40	48.72	0.12
First Quarter	51.78	47.45	0.11
2014:
Fourth Quarter	$54.14	$46.79	$1.11 (1)
Third Quarter	48.94	44.30	0.11
Second Quarter	46.36	40.56	0.11
First Quarter	43.35	37.82	0.10
__________________
(1) Includes a special dividend of $1.00 per share paid in December 2014.
The closing price of the common stock on February 18, 2016 as reported on the New York Stock Exchange was $52.17 per share. The approximate number of record holders of the common stock on February 17, 2016 was 364.
The Company did not repurchase any of its shares during the fourth quarter of 2015. The maximum number of shares the Company is authorized to repurchase as of December 31, 2015 under its current share repurchase program is 9,246,978.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Net premiums written	$6,189,515	$5,996,947	$5,500,173	$4,898,539	$4,357,368
Net premiums earned	6,040,609	5,744,418	5,226,537	4,673,516	4,160,867
Net investment income	512,645	600,885	544,291	586,763	526,351
Insurance service fees	139,440	117,443	107,513	103,133	92,843
Net investment gains	92,324	254,852	121,544	210,465	125,481
Revenues from wholly-owned investees	421,102	410,022	407,623	247,113	248,678
Total revenues	7,206,457	7,128,928	6,408,534	5,823,554	5,155,984
Interest expense	130,946	128,174	123,177	126,302	112,512
Income before income taxes	732,030	952,196	698,888	701,928	513,086
Income tax expense	(227,923)	(302,593)	(193,587)	(191,285)	(121,945)
Noncontrolling interests	(413)	(719)	(5,376)	(51)	70
Net income to common stockholders	503,694	648,884	499,925	510,592	391,211
Data per common share:
Net income per basic share	4.06	5.07	3.69	3.72	2.80
Net income per diluted share	3.87	4.86	3.55	3.56	2.69
Common stockholders’ equity	37.31	36.21	32.79	31.66	28.75
Cash dividends declared	0.47	1.43	0.39	1.35	0.31
Weighted average shares outstanding:
Basic	124,040	127,874	135,305	137,097	139,688
Diluted	130,189	133,652	140,743	143,315	145,672
Investments	$15,351,467	$15,591,824	$14,548,630	$14,467,440	$13,439,518
Total assets	21,730,967	21,716,691	20,551,796	20,155,896	18,403,873
Reserves for losses and loss expenses	10,669,150	10,369,701	10,080,941	9,751,086	9,337,134
Senior notes and other debt	1,844,621	2,115,527	1,692,442	1,871,535	1,500,503
Subordinated debentures	340,320	340,060	339,800	243,206	242,997
Common stockholders’ equity	4,600,246	4,589,945	4,336,035	4,306,217	3,953,356

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in three business segments: Insurance-Domestic, Insurance-International and Reinsurance-Global. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance and enterprise risk management, and actuarial, financial and corporate legal staff support. Our primary sources of revenues and earnings are its insurance operations and its investments.
An important part of our strategy is to form new operating units to capitalize on various business opportunities. Over the years, the Company has formed numerous new operating units that are focused on important parts of the economy in the U.S., including healthcare, energy and agriculture, and on growing international markets, including Scandinavia, Australia, the Asia-Pacific region and South America.
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
Although insurance prices have generally increased for most lines of business since 2011, the rate of increase has declined in more recent years. Loss costs have also increased over that period of time. With the low level of interest rates available, current price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. Part of the Company's strategy is to selectively reduce its business in areas where it believes returns are not adequate. Price changes are reflected in the Company’s results over time as premiums are earned.
The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities. Returns available on fixed maturity investments are at historically low levels. The Company's investment income has been negatively impacted by the low fixed maturity investment returns, and will be further impacted if investment returns remain at this level.
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
Reserves do not represent a certain calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing reserves are well tested over time, the major assumptions about anticipated loss emergence patterns are subject to uncertainty. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties which are beyond the Company’s control. These variables are affected by external and internal events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage, legislative changes and claim handling and reserving practices, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Because setting reserves is inherently uncertain, the Company cannot provide assurance that its current reserves will prove adequate in light of subsequent events.
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

The key assumptions used to arrive at the best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, and reported and paid loss emergence patterns. Expected loss ratios represent management’s expectation of losses at the time the business is priced and written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. Expected loss ratios are estimated for each key line of business within each operating unit. Expected loss cost inflation is particularly important for the long-tail lines, such as excess casualty, and claims with a high medical component, such as workers’ compensation. Reported and paid loss emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value. Loss development factors are based on the historical emergence patterns of paid and incurred losses, and are derived from the Company’s own experience and industry data. The paid loss emergence pattern is also significant to excess and assumed workers’ compensation reserves because those reserves are discounted to their estimated present value based upon such estimated payout patterns. Management believes the estimates and assumptions it makes in the reserving process provide the best estimate of the ultimate cost of settling claims and related expenses with respect to insured events which have occurred; however, different assumptions and variables could lead to significantly different reserve estimates.
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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2015:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$73,437	$221,040	$405,545
5%	221,040	374,490	566,302
10%	405,545	566,302	767,248
Our net reserves for losses and loss expenses of approximately $9.2 billion as of December 31, 2015 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.4 billion, or 15%, of the Company’s net loss reserves as of December 31, 2015 relate to the Reinsurance-Global segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.

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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Insurance-Domestic	$7,169,640	$6,767,374
Insurance-International	706,553	750,613
Reinsurance-Global	1,368,679	1,452,654
Net reserves for losses and loss expenses	9,244,872	8,970,641
Ceded reserves for losses and loss expenses	1,424,278	1,399,060
Gross reserves for losses and loss expenses	$10,669,150	$10,369,701
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2015 and 2014:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2015
Other liability	$1,079,641	$1,947,637	$3,027,278
Workers’ compensation (1)	1,655,726	1,263,508	2,919,234
Professional liability	256,783	478,796	735,579
Commercial automobile	352,208	242,071	594,279
Short-tail lines (2)	317,375	282,448	599,823
Total primary	3,661,733	4,214,460	7,876,193
Reinsurance (1)	631,666	737,013	1,368,679
Total	$4,293,399	$4,951,473	$9,244,872
December 31, 2014
Other liability	$1,035,442	$1,785,598	$2,821,040
Workers’ compensation (1)	1,603,310	1,201,117	2,804,427
Professional liability	308,887	453,557	762,444
Commercial automobile	319,700	203,085	522,785
Short-tail lines (2)	330,010	277,281	607,291
Total primary	3,597,349	3,920,638	7,517,987
Reinsurance (1)	603,851	848,803	1,452,654
Total	$4,201,200	$4,769,441	$8,970,641
____________________
(1) Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $699 million and $746 million as of December 31, 2015 and 2014, respectively.

(2) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler     and machinery and other lines.

The Company evaluates reserves for losses and loss expenses on a quarterly basis. Changes in estimates of prior year losses are reported when such changes are made. The changes in prior year loss reserve estimates are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims and aggregate claim trends.
Certain of the Company's insurance and reinsurance contracts are retrospectively rated, whereby the Company collects more or less premiums based on the level of loss activity. For those contracts, changes in loss and loss expenses for prior years may be fully or partially offset by additional or return premiums.
Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the three years ended December 31, 2015 are as follows:

(In thousands)	2015	2014	2013
Decrease in prior year loss reserves	$46,713	$75,764	$78,810
Increase in prior year earned premiums	16,730	9,088	19,046
Net favorable prior year development	$63,443	$84,852	$97,856

Favorable prior year development (net of additional and return premiums) was $63 million in 2015.
Insurance-Domestic - Reserves for the Insurance-Domestic segment developed favorably by $47 million in 2015. The favorable development was primarily related to workers' compensation and other liability business, and was partially offset by unfavorable development for commercial automobile liability business.
For workers' compensation, the favorable development was related to both primary and excess business and to many accident years, including those prior to 2006. In 2015, reported workers' compensation losses were below our expectations for many of our operating units. In addition, overall loss frequency and severity trends emerged better than the assumptions underlying our previous reserve estimates. The long term trend of declining workers' compensation claim frequency continued in 2015. The improvement is attributable to better workplace safety and to benign medical severity trends as we continue to invest in medical case management services and higher usage of preferred provider networks.
For other liability business, favorable development was concentrated in accident years 2007 through 2013. The favorable development was primarily related to our excess and surplus lines casualty business that has benefited from a persistent improvement in claim frequency trends over the past several years.
For commercial automobile business, adverse development was primarily related to large losses for long-haul trucking business and to accident years 2011 through 2014. The higher loss cost trends for the commercial automobile industry are attributable, in part, to the increase in miles driven as the economy has improved and fuel prices have declined over the past several years.
Reinsurance-Global - Reserves for the Reinsurance-Global segment developed favorably by $11 million in 2015. The favorable development was primarily related to direct facultative reinsurance business and to accident years 2005 through 2013. Loss reserves developed favorably for umbrella business and for other liability coverage for contractors.
Insurance-International - Reserves for the Insurance-International segment developed favorably by $5 million in 2015. The favorable development was related primarily to commercial property. The favorable commercial property development was attributable to accident years 2012 through 2014 and was driven by favorable frequency and severity trends on property business written in Lloyd's. The favorable property development was partially offset by unfavorable development for professional indemnity business in the U.K., primarily for accident years 2006 through 2013.
Favorable prior year development (net of additional and return premiums) was $85 million in 2014.
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
Favorable prior year reserve development (net of additional and return premiums) was $98 million in 2013.

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

Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $2,308 million and $2,187 million at December 31, 2015 and 2014, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $699 million and $746 million at December 31, 2015 and 2014, respectively. At December 31, 2015, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.9%.

Substantially all of discounted workers’ compensation reserves (98% of total discounted reserves at December 31, 2015) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 2% of total discounted reserves at December 31, 2015), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease.  These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $62 million and $85 million at December 31, 2015 and December 31, 2014, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of December 31, 2015:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	543	$4,015,415	$58,570
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	10	56,158	17,144
Twelve months and longer	15	50,013	15,692
Total	568	$4,121,586	$91,406

A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2015 is presented in the table below.

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Mortgage-backed securities	8	$23,370	$1,790
Asset-backed securities	7	19,535	264
Corporate	12	128,716	6,717
Foreign government	1	13,956	3,766
Total	28	$185,577	$12,537

The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized loss is due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI. For the year ended December 31, 2015, OTTI for fixed maturities recognized in earnings were $9.0 million, all of which were considered due to credit factors. There were no OTTI of fixed maturity securities for the year ended December 31, 2014.
Preferred Stocks – At December 31, 2015, there was 1 preferred stock in an unrealized loss position, with an aggregate fair value of $22.3 million and a gross unrealized loss of $3.4 million. The preferred stock is rated investment grade. Management believes the unrealized loss is due primarily to market and sector related factors and does not consider it to be OTTI. For the year ended December 31, 2015, OTTI for preferred stocks were $13.4 million. There were no OTTI for preferred stocks for the year ended December 31, 2014.
Common Stocks – At December 31, 2015, there were two common stocks in an unrealized loss position with an aggregate fair value of $26.5 million and a gross unrealized loss of $19.2 million. Based on management's view of the underlying securities, the Company does not consider the common stocks to be OTTI. For the year ended December 31, 2015, OTTI for common stocks were $10.9 million. There were no OTTI for common stocks for the year ended December 31, 2014.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million at December 31, 2015 and 2014, respectively.
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

The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2015:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$12,132,829	98.3%
Syndicate manager	64,758	0.5
Directly by the Company based on:
Observable data	150,187	1.2
Cash flow model	353	—
Total	$12,348,127	100.0%
Independent pricing services - Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2015, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2015 and 2014
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2015 and 2014. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2015	2014
Insurance-Domestic
Gross premiums written	$5,684,188	$5,383,679
Net premiums written	4,812,830	4,517,587
Net premiums earned	4,659,359	4,271,933
Loss ratio	61.2%	60.2%
Expense ratio	31.2	31.6
GAAP combined ratio	92.4	91.8
Insurance-International
Gross premiums written	$923,304	$984,271
Net premiums written	778,567	828,076
Net premiums earned	772,141	802,375
Loss ratio	58.2%	62.8%
Expense ratio	41.4	40.0
GAAP combined ratio	99.6	102.8
Reinsurance-Global
Gross premiums written	$642,501	$694,888
Net premiums written	598,118	651,284
Net premiums earned	609,109	670,110
Loss ratio	58.4%	62.0%
Expense ratio	38.2	34.0
GAAP combined ratio	96.6	96.0
Consolidated
Gross premiums written	$7,249,993	$7,062,838
Net premiums written	6,189,515	5,996,947
Net premiums earned	6,040,609	5,744,418
Loss ratio	60.5%	60.8%
Expense ratio	33.2	33.0
GAAP combined ratio	93.7	93.8

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2015 and 2014.

(In thousands, except per share data)	2015	2014
Net income to common stockholders	$503,694	$648,884
Weighted average diluted shares	130,189	133,652
Net income per diluted share	$3.87	$4.86
The Company reported net income of $504 million in 2015 compared to $649 million in 2014. The 22% decrease in net income was primarily due to decreases in after-tax net investment gains of $106 million and after-tax net investment income of $60 million partially offset by an increase in after-tax underwriting income of $14 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2015 and 2014.
Premiums. Gross premiums written were $7,250 million in 2015, an increase of 3% from $7,063 million in 2014. The growth was due to a combination of increased exposures and higher rates. Approximately 77% of policies expiring in 2015 were renewed, compared with a 79% renewal retention rate for policies expiring in 2014.

Average renewal premium rates (adjusted for change in exposures) increased 6.5% in 2013, 3.4% in 2014 and 1.2% in 2015. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2015 compared with 2014 by line of business within each business segment follows:

•
Insurance-Domestic gross premiums increased 6% to $5,684 million in 2015 from $5,384 million in 2014. Gross premiums increased $120 million (8%) for workers' compensation, $86 million (5%) for other liability, $70 million (15%) for professional liability and $29 million (2%) for short-tail lines and decreased $5 million (1%) for commercial auto.

•
Insurance-International gross premiums decreased 6% to $923 million in 2015 from $984 million in 2014. Gross premiums decreased $81 million (15%) for short-tail lines and $38 million (30%) for professional liability and increased $26 million (23%) for other liability, $22 million (31%) for workers' compensation and $10 million (7%) for commercial auto. In local currency terms, gross premiums increased 4%.

•
Reinsurance-Global gross premiums decreased 8% to $643 million in 2015 from $695 million in 2014. Gross premiums written decreased $36 million (8%) for casualty lines and $16 million (7%) for property lines.

Net premiums written were $6,190 million in 2015, an increase of 3% from $5,997 million in 2014. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2015 and 2014.
Premiums earned increased 5% to $6,041 million in 2015 from $5,744 million in 2014. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2015 are related to business written during both 2015 and 2014. Audit premiums were $153 million in 2015 compared with $118 million in 2014.

Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2015 and 2014:

	Amount		Average Annualized Yield
(In thousands)	2015	2014	2015	2014
Fixed maturity securities, including cash and cash equivalents and loans receivable	$428,325	$439,489	3.2%	3.4%
Investment funds	62,228	131,649	5.2	12.7
Arbitrage trading account	16,891	22,438	3.3	3.9
Real estate	11,294	10,228	1.4	1.5
Equity securities available for sale	4,624	6,726	2.7	3.7
Gross investment income	523,362	610,530	3.3	3.9
Investment expenses	(10,717)	(9,645)
Total	$512,645	$600,885	3.2%	3.9%
Net investment income decreased 15% to $513 million in 2015 from $601 million in 2014 primarily due to a decrease in income from energy investment funds. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities declined to 3.2% from 3.4% due to lower long-term reinvestment yields available in the market. The effective duration of the fixed maturity portfolio was 3.3 years at December 31, 2015 compared with 3.2 years at December 31, 2014. Average invested assets, at cost (including cash and cash equivalents), were $16.0 billion in 2015 and $15.6 billion in 2014.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased 19% to $139 million in 2015 from $117 million in 2014 primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $126 million in 2015 compared with $255 million in 2014. In 2015, realized gains were primarily related to sales of some shares of a publicly traded common stock held by one of the

Company's investment funds. In 2014, realized gains included an $86 million gain from the sale of a commercial office building in London, England and a $39 million gain resulting from the initial public offering by the above public company.
Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. Other-than-temporary impairments of $33 million in 2015 were primarily related to equity securities. There were no other-than-temporary impairments in 2014.
Revenues from Wholly-Owned Investees. Revenues from wholly-owned investees were derived from aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from wholly-owned investees increased to $421 million in 2015 from $410 million in 2014.
Losses and Loss Expenses. Losses and loss expenses increased to $3,656 million in 2015 from $3,491 million in 2014. The consolidated loss ratio was 60.5% in 2015 and 60.8% in 2014. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $58 million in 2015 compared with $87 million in 2014, a decrease of 0.4 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $63 million in 2015 compared with $85 million in 2014, a difference of 0.3 loss ratio points (see "- Critical Accounting Estimates - Reserves for Losses and Loss Expenses"). The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.2 points to 60.6% in 2015 from 60.8% in 2014. A summary of loss ratios in 2015 compared with 2014 by business segment follows:

•
Insurance-Domestic - The loss ratio of 61.2% in 2015 was 1.0 point higher than the loss ratio of 60.2% in 2014. Catastrophe losses were $50 million in 2015 compared with $65 million in 2014, a decrease of 0.4 loss ratio points. Favorable prior year reserve development was $47 million in 2015 compared with $92 million in 2014, a difference of 1.1 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 61.1% in 2015 from 60.8% in 2014.

•
Insurance-International - The loss ratio of 58.2% in 2015 was 4.6 points lower than the loss ratio of 62.8% in 2014. Catastrophe losses were $5 million in 2015 compared with $20 million in 2014, a decrease of 1.9 loss ratio points. Favorable prior year reserve development was $5 million in 2015 compared with adverse development of $23 million in 2014, a difference of 3.7 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.0 points to 58.4% in 2015 from 57.4% in 2014.

•
Reinsurance-Global - The loss ratio of 58.4% in 2015 was 3.6 points lower than the loss ratio of 62.0.% in 2014. Catastrophe losses were $3 million in 2015 compared with $2 million in 2014, an increase of 0.2 loss ratio points. Favorable prior year reserve development was $11 million in 2015 compared with $16 million in 2014, a difference of 0.6 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.4 points to 59.7% in 2015 from 64.1% in 2014.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2015	2014
Underwriting expenses	$2,005,498	$1,896,530
Service expenses	127,365	102,726
Net foreign currency losses (gains)	400	(27)
Other costs and expenses	156,487	158,227
Total	$2,289,750	$2,157,456
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 6%, compared with an increase in net premiums earned of 5%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 33.2% in 2015 from 33.0% in 2014 due primarily to lower earned premiums for the Insurance-International and Reinsurance-Global business segments.
Service expenses, which represent the costs associated with the fee-based businesses, increased 24% to $127 million, as a result of the acquisition of a specialty property and casualty insurance distribution company in late 2014.
Net foreign currency losses (gains) result from transactions denominated in a currencies other than an operating unit’s functional currency.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses decreased to $156 million in 2015 from $158 million in 2014.

Expenses from Wholly-Owned Investees. Expenses from wholly-owned investees represent costs associated with aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from wholly-owned investees were $397 million in 2015 compared to $401 million in 2014.
Interest Expense. Interest expense was $131 million in 2015 compared with $128 million in 2014. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds was used to repay $200 million of 5.60% senior notes on May 15, 2015.
Income Taxes. The effective income tax rate was 31% in 2015 compared to 32% in 2014. The lower tax rate in 2015 was due, in part, to the utilization of foreign tax credits. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $79 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $9.8 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

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
Net investment income increased 10% to $601 million in 2014 from $544 million in 2013 primarily due to an increase in income from investment funds, including aviation and rail equipment funds, real estate funds and energy funds. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities declined to 3.4% from 3.5% due to lower long-term reinvestment yields available in the market. The effective duration of the fixed maturity portfolio was 3.2 years at December 31, 2014 compared with 3.3 years at December 31, 2013. Average invested assets, at cost (including cash and cash equivalents), were $15.6 billion in 2014 and $14.8 billion in 2013.
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
Losses and Loss Expenses. Losses and loss expenses increased to $3,491 million in 2014 from $3,197 million in 2013. The consolidated loss ratio was 60.8% in 2014 and 61.2% in 2013. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $87 million in 2014 compared with $65 million in 2013, an increase of 0.3 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $85 million in 2014 compared with $98 million in 2013, a difference of 0.3 loss ratio points (see "- Critical Accounting Estimates - Reserves for Losses and Loss Expenses"). The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.0 points to 60.8% in 2014 from 61.8% in 2013. A summary of loss ratios in 2014 compared with 2013 by business segment follows:

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
Interest Expense. Interest expense was $128 million in 2014 compared with $123 million in 2013. In May 2013, the Company issued $350 million of 5.625% subordinated debentures due 2053 and prepaid $250 million of 6.750% subordinated debentures that were due in 2045. In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds was used to repay $200 million of 5.60% senior notes on May 15, 2015. In addition, the Company assumed $71 million of debt in conjunction with the acquisition of an office building in West Palm Beach, Florida, that matured in August 2015.
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
The Company also attempts to maintain an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration of the investment portfolio was 3.3 years and 3.2 years at December 31, 2015 and 2014, respectively. The Company’s investment portfolio and investment-related assets as of December 31, 2015 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$670,419	4.2%
State and municipal:
Special revenue	2,632,626	16.4
State general obligation	641,790	4.0
Pre-refunded (1)	472,697	2.9
Corporate backed	402,541	2.5
Local general obligation	387,654	2.4
Total state and municipal	4,537,308	28.2
Mortgage-backed securities:
Agency	855,195	5.4
Residential-Prime	245,611	1.5
Commercial	65,722	0.4
Residential-Alt A	52,469	0.3
Total mortgage-backed securities	1,218,997	7.6
Asset-backed securities	1,705,172	10.6
Corporate:
Industrial	2,021,534	12.5
Financial	1,173,021	7.3
Utilities	198,651	1.2
Other	81,832	0.5
Total corporate	3,475,038	21.5
Foreign government	837,460	5.2
Total fixed maturity securities	12,444,394	77.3
Equity securities available for sale:
Preferred stocks	113,593	0.7
Common stocks	37,273	0.2
Total equity securities available for sale	150,866	0.9
Cash and cash equivalents	763,631	4.7
Investment funds	1,170,040	7.3
Real estate	936,367	5.8
Arbitrage trading account	376,697	2.3
Loans receivable	273,103	1.7
Total investments	$16,115,098	100.0%
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
At December 31, 2015, investments in foreign government fixed maturity securities were as follows:

(In thousands)	Carrying Value
Australia	$230,036
United Kingdom	165,114
Canada	150,501
Argentina	105,428
Germany	51,759
Brazil	51,405
Supranational (1)	36,090
Norway	31,656
Singapore	6,101
Colombia	5,502
Uruguay	3,868
Total	$837,460
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction & Development.
Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At December 31, 2015, the carrying value of investment funds was $1,170 million, including investments in real estate funds of $581 million, energy funds of $94 million and hedged equity funds of $71 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2015, real estate properties in operation included a long-term ground lease in Washington D.C. and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are three properties under development: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an amortized cost of $273 million and an aggregate fair value of $276 million at December 31, 2015. The amortized cost of loans receivable is net of a valuation allowance of $2 million as of December 31, 2015. Loans receivable include real estate loans of $200 million that are secured by commercial real estate located primarily in Arizona, Maryland, New York, and Tennessee. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $73 million that are secured by business assets. Commercial loans have fixed interest rates and varying maturities not exceeding 10 years.

Liquidity and Capital Resources
     Cash Flow. Cash flow provided from operating activities increased to $881 million in 2015 from $735 million in 2014. The increase in cash flow was due primarily to an increase in cash flow from underwriting activities and a decrease in income taxes paid. Paid losses as a percent of earned premiums were 54% in both 2015 and 2014.

As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. Maximum amounts of dividends that our insurance companies can pay without regulatory approval are prescribed by statute. During 2016, the maximum amount of dividends which can be paid without regulatory approval is approximately $684 million. The ability of the holding company to service its debt obligations is limited by the ability of its insurance subsidiaries to pay dividends. In the event dividends, tax payments and management fees available to the holding company were inadequate to service its debt obligations, the Company would need to raise capital, sell assets or restructure its debt obligations.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally has targeted an effective duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed income securities as of December 31, 2015. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2015, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,185 million and a face amount of $2,208 million. The maturities of the outstanding debt are $43 million in 2016, $37 million in 2017, $450 million in 2019, $300 million in 2020, $426 million in 2022, $2 million in 2029, $250 million in 2037, $350 million in 2044 and $350 million in 2053.
In August 2014, the Company issued $350 million of 4.75% senior notes due 2044. A portion of the proceeds was used to repay $200 million of 5.60% senior notes on May 15, 2015.
Equity. The Company repurchased 4,502,025, 5,816,468, and 3,924,355 shares of its common stock in 2015, 2014 and 2013, respectively. The aggregate cost of the repurchases was $224 million in 2015, $239 million in 2014, and $166 million in 2013. At December 31, 2015, total common stockholders’ equity was $4.6 billion, common shares outstanding were 123,307,837 and stockholders’ equity per outstanding share was $37.31.
Total Capital. Total capitalization (equity, senior notes and other debt and subordinated debentures) was $6.8 billion at December 31, 2015. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 32% at December 31, 2015 and 35% at December 31, 2014.

Federal and Foreign Income Taxes

The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2015, the Company had a deferred gross tax asset (net of valuation allowance) of $452 million (which primarily relates to loss and loss expense reserves and unearned premium reserves) and a gross deferred tax liability of $459 million (which primarily relates to deferred policy acquisition costs and unrealized investment gains). The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $79 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $9.8 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Reinsurance

The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect it against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with substantial and financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:

•
Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2016: The Company’s property per risk reinsurance generally covers losses between $2.5 million and $50 million. The Company’s catastrophe excess of loss reinsurance program provides protection for net losses between $30 million and $305 million for the majority of business written by its U.S. companies. The Company has separate catastrophe excess of loss reinsurance for business written through its Lloyd’s Syndicate that provides protection for losses between $15 million and $55 million for events in North America. For North American losses greater than $55 million, the business written through the company's Lloyd's Syndicate is protected within the U.S. program up to $305 million. The Company’s catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.

•
Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds for the majority of business written by its U.S. companies. A significant casualty treaty in effect as of January 1, 2016 provides protection for losses between $2.5 million and $70 million from single events with claims involving two or more claimants or insureds. The treaty also covers casualty contingency losses in excess of $5 million and up to $70 million. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $5 million and $170 million. For excess workers’ compensation business, such coverage is generally in place for losses between $25 million and $245 million.

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

Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2015:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Earned premiums	$1,050,840	$1,030,666	$959,537
Losses and loss expenses	501,999	475,802	556,108

Ceded earned premiums increased 2% in 2015 to $1,051 million, less than the increase in direct and assumed earned premiums of 5%. The ceded losses and loss expenses ratio increased 2 points to 48% in 2015 from 46% in 2014.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2015. Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $1 million in the aggregate.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:
Alleghany Group	A+		$138,163
Munich Re	AA-		121,661
Swiss Re	AA-		115,215
Lloyd's of London	A+		92,635
Axis Capital	A+		69,840
Partner Re	A+		65,793
Hannover Re Group	AA-		48,675
Everest Re	A+		47,945
Berkshire Hathaway	AA+		47,309
Chubb Limited (2)	AA		45,645
Arch Capital Group	A+		23,273
Other reinsurers:
Rated A- or better			140,608
Secured (3)			48,399
All others			24,162
Subtotal			1,029,323
Residual market pools (4)			503,506
Total			$1,532,829
_________________
(1) S&P rating, or if not rated by S&P, A.M. Best rating.
(2) Includes the aggregate recoverables from Ace Group and Chubb Group.
(3) Secured by letters of credit or other forms of collateral.
(4) Many states require licensed insurers that provide workers' compensation insurance to participate in programs that provide workers' compensation to employers that cannot procure coverage from an insurer on a voluntary basis. Insurers can fulfill this residual market obligation by participating in pools where results are shared by the participating companies. The Company acts as a servicing carrier for workers' compensation pools in certain states. As a servicing carrier, the Company writes residual market business directly and then cedes 100% of this business to the respective pool. As a servicing carrier, the Company receives fee income for its services. The Company does not retain underwriting risk, and credit risk is limited as ceded balances are jointly shared by all the pool members.

Contractual Obligations

Following is a summary of the Company's contractual obligations as of December 31, 2015:

(In thousands)
Estimated Payments By Periods	2016	2017	2018	2019	2020	Thereafter
Gross reserves for losses	$2,749,845	$1,920,659	$1,407,275	$1,017,821	$743,291	$3,589,395
Operating lease obligations	42,470	39,443	35,286	30,941	28,584	105,825
Purchase obligations	152,857	76,819	47,362	39,124	38,600	12,000
Subordinated debentures	—	—	—	—	—	350,000
Debt maturities	42,794	36,908	—	450,000	300,000	1,028,553
Interest payments	124,409	122,988	122,379	112,466	86,326	2,034,162
Other long-term liabilities	4,807	4,377	4,033	3,678	3,387	29,170
Total	$3,117,182	$2,201,194	$1,616,335	$1,654,030	$1,200,188	$7,149,105

The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2015. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns. The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, at December 31, 2015, the Company had commitments to invest up to $117 million and $485 million in certain investment funds and real estate construction projects, respectively. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $15 million as of December 31, 2015. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.3 years and 3.2 years at December 31, 2015 and 2014, respectively.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

The following table outlines the groups of fixed maturity securities and their effective duration at December 31, 2015:

	Effective
	Duration
(Dollars in thousands)	(Years)	Fair Value
Cash and cash equivalents	—	$763,631
U. S. government and governmental agencies	3.0	670,419
State and municipal	4.5	4,553,554
Asset-backed securities	1.1	1,705,172
Corporate	3.7	3,475,038
Foreign government	2.7	837,460
Mortgage-backed securities	3.2	1,221,204
Loans receivable	2.1	275,747
Total	3.3	13,502,225

Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2015 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$12,360,508	$(1,141,717)
200 basis point rise	12,719,858	(782,367)
100 basis point rise	13,100,237	(401,988)
Base scenario	13,502,225	—
100 basis point decline	13,925,214	422,989
200 basis point decline	14,364,165	861,940
300 basis point decline	14,824,542	1,322,317

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W. R. Berkley Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W. R. Berkley Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/S/ KPMG LLP
New York, New York
February 22, 2016

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
REVENUES:
Net premiums written	$6,189,515	$5,996,947	$5,500,173
Change in net unearned premiums	(148,906)	(252,529)	(273,636)
Net premiums earned	6,040,609	5,744,418	5,226,537
Net investment income	512,645	600,885	544,291
Insurance service fees	139,440	117,443	107,513
Net investment gains:
Net realized gains on investment sales	125,633	254,852	127,586
Other-than-temporary impairments	(33,309)	—	(6,042)
Net investment gains	92,324	254,852	121,544
Revenues from wholly-owned investees	421,102	410,022	407,623
Other income	337	1,308	1,026
Total revenues	7,206,457	7,128,928	6,408,534
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	3,656,270	3,490,567	3,197,024
Other operating costs and expenses	2,289,750	2,157,456	2,000,684
Expenses from wholly-owned investees	397,461	400,535	388,761
Interest expense	130,946	128,174	123,177
Total operating costs and expenses	6,474,427	6,176,732	5,709,646
Income before income taxes	732,030	952,196	698,888
Income tax expense	(227,923)	(302,593)	(193,587)
Net income before noncontrolling interests	504,107	649,603	505,301
Noncontrolling interests	(413)	(719)	(5,376)
Net income to common stockholders	$503,694	$648,884	$499,925
NET INCOME PER SHARE:
Basic	$4.06	$5.07	$3.69
Diluted	$3.87	$4.86	$3.55

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net income before noncontrolling interests	$504,107	$649,603	$505,301
Other comprehensive income:
Change in unrealized translation adjustments	(124,744)	(62,125)	(23,848)
Change in unrealized investment gains (losses), net of taxes	(125,542)	49,666	(261,064)
Change in unrecognized pension obligation, net of taxes	—	6,651	8,700
Other comprehensive loss	(250,286)	(5,808)	(276,212)
Comprehensive income	253,821	643,795	229,089
Comprehensive income to the noncontrolling interest	(375)	(752)	(5,404)
Comprehensive income to common shareholders	$253,446	$643,043	$223,685

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2015	2014
Assets
Investments:
Fixed maturity securities	$12,444,394	$12,705,160
Investment funds	1,170,040	1,211,401
Real estate	936,367	731,612
Arbitrage trading account	376,697	450,648
Loans receivable	273,103	322,012
Equity securities available for sale	150,866	170,991
Total investments	15,351,467	15,591,824
Cash and cash equivalents	763,631	674,441
Premiums and fees receivable	1,669,186	1,651,088
Due from reinsurers	1,532,829	1,503,441
Deferred policy acquisition costs	513,128	488,525
Prepaid reinsurance premiums	394,387	395,748
Trading account receivable from brokers and clearing organizations	383,115	371,034
Property, furniture and equipment	348,224	332,098
Goodwill	153,291	150,944
Accrued investment income	123,164	120,367
Current federal and foreign income taxes	55,763	67,623
Other assets	442,782	369,558
Total assets	$21,730,967	$21,716,691
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,669,150	$10,369,701
Unearned premiums	3,137,133	3,026,732
Due to reinsurers	224,752	237,270
Trading account securities sold but not yet purchased	37,035	106,079
Deferred federal and foreign income taxes	6,811	37,452
Other liabilities	837,937	859,736
Senior notes and other debt	1,844,621	2,115,527
Subordinated debentures	340,320	340,060
Total liabilities	17,097,759	17,092,557
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 123,307,837 and 126,748,836 shares, respectively	47,024	47,024
Additional paid-in capital	1,005,455	991,512
Retained earnings	6,178,070	5,732,410
Accumulated other comprehensive income (loss)	(66,698)	183,550
Treasury stock, at cost, 111,810,081 and 108,369,082 shares, respectively	(2,563,605)	(2,364,551)
Total common stockholders’ equity	4,600,246	4,589,945
Noncontrolling interests	32,962	34,189
Total equity	4,633,208	4,624,134
Total liabilities and equity	$21,730,967	$21,716,691
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(In thousands)	2015	2014	2013
COMMON STOCK:
Beginning and end of period	$47,024	$47,024	$47,024
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$991,512	$967,440	$945,166
Stock options exercised and restricted units issued including tax benefit	(17,456)	(4,485)	(1,143)
Restricted stock units expensed	30,691	27,966	22,881
Stock issued	708	591	536
End of period	$1,005,455	$991,512	$967,440
RETAINED EARNINGS:
Beginning of period	$5,732,410	$5,265,015	$4,817,807
Net income to common stockholders	503,694	648,884	499,925
Dividends	(58,034)	(181,489)	(52,717)
End of period	$6,178,070	$5,732,410	$5,265,015
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$306,199	$256,566	$517,658
Unrealized gains (losses) on securities not other-than-temporarily impaired	(113)	49,071	(261,791)
Unrealized gains (losses) on other-than-temporarily impaired securities	(125,391)	562	699
End of period	180,695	306,199	256,566
Currency translation adjustments:
Beginning of period	(122,649)	(60,524)	(36,676)
Net change in period	(124,744)	(62,125)	(23,848)
End of period	(247,393)	(122,649)	(60,524)
Net pension asset:
Beginning of period	—	(6,651)	(15,351)
Net change in period	—	6,651	8,700
End of period	—	—	(6,651)
Total accumulated other comprehensive income (loss)	$(66,698)	$183,550	$189,391
TREASURY STOCK:
Beginning of period	$(2,364,551)	$(2,132,835)	$(1,969,411)
Stock exercised/vested	23,975	6,623	2,452
Stock issued	623	594	597
Stock repurchased	(223,652)	(238,933)	(166,473)
End of period	$(2,563,605)	$(2,364,551)	$(2,132,835)
NONCONTROLLING INTERESTS:
Beginning of period	$34,189	$33,359	$29,249
Acquisition (sale) of noncontrolling interest	(1,602)	78	(1,294)
Net income	413	719	5,376
Other comprehensive income, net of tax	(38)	33	28
End of period	$32,962	$34,189	$33,359
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$503,694	$648,884	$499,925
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(92,324)	(254,852)	(121,544)
Depreciation and amortization	85,139	88,836	103,090
Noncontrolling interests	413	719	5,376
Investment funds	(62,228)	(131,649)	(67,712)
Stock incentive plans	32,123	28,068	23,784
Change in:
Arbitrage trading account	(7,173)	(50,817)	(10,324)
Premiums and fees receivable	(60,942)	(104,174)	(138,027)
Reinsurance accounts	(31,930)	(33,445)	(171,263)
Deferred policy acquisition costs	(29,860)	(42,789)	(52,124)
Current income taxes	20,428	(40,935)	(45,613)
Deferred income taxes	47,260	30,812	56,281
Reserves for losses and loss expenses	397,685	376,617	372,002
Unearned premiums	142,699	277,826	323,160
Other	(63,680)	(58,254)	42,787
Net cash from operating activities	881,304	734,847	819,798
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,388,680	633,459	1,344,707
Proceeds from sale of equity securities	15,833	113,251	267,554
Distributions from (contributions to) investment funds	177,424	69,319	(236,580)
Proceeds from maturities and prepayments of fixed maturity securities	2,999,339	2,605,839	2,718,156
Purchase of fixed maturity securities	(4,455,223)	(4,292,165)	(4,198,135)
Purchase of equity securities	(29,526)	(31,207)	(156,557)
Real estate purchased	(222,659)	(213,159)	(107,352)
Proceeds from sale of real estate	—	343,723	—
Change in loans receivable	48,909	21,608	(30,974)
Net additions to property, furniture and equipment	(63,562)	(41,958)	(63,150)
Change in balances due from security brokers	(22,666)	32,617	(26,155)
Cash distributed in connection with business	—	15,783	—
Payment for business purchased, net of cash acquired	(7,312)	(65,421)	(56,878)
Net cash used in investing activities	(170,763)	(808,311)	(545,364)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	9,056	354,012	346,822
Net proceeds from stock options exercised	—	—	53
Repayment of senior notes and other debt	(281,086)	(3,700)	(465,389)
Cash dividends to common stockholders	(58,034)	(181,489)	(52,717)
Purchase of common treasury shares	(223,652)	(238,933)	(166,473)
Other	(1,602)	337	7,442
Net cash used in financing activities	(555,318)	(69,773)	(330,262)
Net impact on cash due to change in foreign exchange rates	(66,033)	(22,060)	(10,104)
Net increase (decrease) in cash and cash equivalents	89,190	(165,297)	(65,932)
Cash and cash equivalents at beginning of year	674,441	839,738	905,670
Cash and cash equivalents at end of year	$763,631	$674,441	$839,738
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015, 2014 and 2013

(1)    Summary of Significant Accounting Policies

(A) Principles of consolidation and basis of presentation

The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2014 and 2013 financial statements to conform to the presentation of the 2015 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. The most significant items on our balance sheet that involve a greater degree of accounting estimates that are subject to change in the future are the valuation of investments, other-than-temporary impairments, loss and loss expense reserves and premium estimates. Actual results could differ from those estimates.

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

Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased net premiums written and premiums earned by $3 million, $9 million and $12 million in 2015, 2014 and 2013, respectively.

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

Insurance service fee revenue represents servicing fees for program administration and claims management services provided by the Company, including workers compensation assigned risk plans, as well as insurance brokerage and risk management services. Fees for program administration, claims management and risk management services are primarily recognized ratably over the related contract period for which the underlying services are rendered. Commissions for insurance brokerage are generally recognized when the underlying insurance policy is effective.

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

(I) Deposit accounting

Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $54 million and $68 million at December 31, 2015 and 2014, respectively.

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

(L) Property, furniture and equipment

Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $45 million, $44 million and $38 million for 2015, 2014 and 2013, respectively.

(M) Comprehensive income

Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities, unrealized foreign currency translation adjustments and changes in unrecognized pension obligations.

(N) Goodwill and other intangible assets

Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2015 indicated that there were no impairment losses related to goodwill and other intangible assets. Intangible assets of $94 million and $96 million are included in other assets as of December 31, 2015 and 2014, respectively.

(O) Stock options

The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).

(P) Statements of cash flows

Interest payments were $130 million, $120 million and $125 million in 2015, 2014 and 2013, respectively. Income taxes paid were $165 million, $314 million and $186 million in 2015, 2014 and 2013, respectively. Other non-cash items include acquisitions, unrealized investment gains and losses and pension expense. (See Note 2, Note 11 and Note 25 of Notes to Consolidated Financial Statements.)
(Q) Recent accounting pronouncements

The accounting and reporting standards that became effective in 2015 were either not applicable to the Company or their adoption did not have a material impact on the Company.

Accounting and reporting standards that are not yet effective:

In May 2014, the Financial Accounting Standards  Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Customers.  ASU 2014-09 clarifies the principles for recognizing revenue.  While insurance contracts are not within the scope of this updated guidance, the Company’s insurance service fee revenue will be subject to this updated guidance.  The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The updated guidance, as amended by ASU 2015-14, is effective for public business entities for annual and interim reporting periods beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation.  ASU 2015-02 makes targeted amendments to the current consolidation accounting guidance, in response to accounting complexity concerns. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation.  The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations, but will result in additional disclosures.

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts.   ASU 2015-09 requires companies that issue short duration insurance contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The amendments in ASU 2015-09 should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As the requirements of this literature are disclosure only, the adoption of this guidance will not impact our financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments.  ASU 2016-01 amends the accounting guidance for financial instruments to require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The updated guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods within those years.  The adoption of this guidance is not expected to have a material effect on the Company’s financial condition upon adoption, but will impact results of operations after adoption of this guidance as unrealized gains and losses on equity securities will no longer be reported directly in AOCI, but will instead be reported in net income.

All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(2) Acquisitions / Dispositions
In 2015, the Company acquired an aviation systems company for $8 million.
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
The following table summarizes the estimated fair value of net assets acquired and liabilities assumed for the business combination completed in 2014:

(In thousands)	2014

Cash and cash equivalents	$17,457
Real estate, furniture and equipment	669
Goodwill and other intangibles assets	79,646
Premium and service fee receivable	24,432
Other assets	2,590
Total assets acquired	124,794
Deferred federal income tax	(7,107)
Debt	—
Other liabilities assumed	(34,809)
Net assets acquired	$82,878

(3) Consolidated Statement of Comprehensive Income (Loss)
The following table presents the components of the changes in accumulated other comprehensive income (loss) (AOCI) as of and for the year ended December 31, 2015:

(In thousands)	Unrealized investment gains (losses)		Currency translation adjustments	Net pension asset	Accumulated other comprehensive income (loss)
Changes in AOCI
Beginning of period	$306,199		$(122,649)	$—	$183,550
Other comprehensive income (loss) before reclassifications	(119,994)		(124,744)	—	(244,738)
Amounts reclassified from AOCI	(5,548)		—	—	(5,548)
Other comprehensive income (loss)	(125,542)		(124,744)	—	(250,286)
Unrealized investment gain related to non-controlling interest	38		—	—	38
Ending balance	$180,695		$(247,393)	$—	$(66,698)
Amounts reclassified from AOCI
Pre-tax	$(8,535)	(1)	$—	$—	$(8,535)
Tax effect	2,987	(2)	—	—	2,987
After-tax amounts reclassified	$(5,548)		$—	$—	$(5,548)
Other comprehensive income (loss)
Pre-tax	$(192,186)		$(124,744)	$—	$(316,930)
Tax effect	66,644		—	—	66,644
Other comprehensive income (loss)	$(125,542)		$(124,744)	$—	$(250,286)

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
(3) Other operating costs and expenses in the consolidated statements of income.

(4) Investments in Fixed Maturity Securities

At December 31, 2015 and 2014, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2015
Held to maturity:
State and municipal	$77,129	$16,246	$—	$93,375	$77,129
Residential mortgage-backed	19,138	2,207	—	21,345	19,138
Corporate	—	—	—	—	—
Total held to maturity	96,267	18,453	—	114,720	96,267
Available for sale:
U.S. government and government agency	645,092	27,660	(2,333)	670,419	670,419
State and municipal:
Special revenue	2,510,816	102,909	(3,737)	2,609,988	2,609,988
State general obligation	583,456	28,068	(2,070)	609,454	609,454
Pre-refunded	439,772	32,056	(31)	471,797	471,797
Corporate backed	388,904	14,039	(402)	402,541	402,541
Local general obligation	342,158	24,270	(29)	366,399	366,399
Total state and municipal	4,265,106	201,342	(6,269)	4,460,179	4,460,179
Mortgage-backed securities:
Residential (1)	1,126,382	18,935	(11,180)	1,134,137	1,134,137
Commercial	64,975	875	(128)	65,722	65,722
Total mortgage-backed securities	1,191,357	19,810	(11,308)	1,199,859	1,199,859
Asset-backed securities	1,706,694	12,892	(14,414)	1,705,172	1,705,172
Corporate:
Industrial	1,976,393	75,168	(30,027)	2,021,534	2,021,534
Financial	1,153,096	31,744	(11,819)	1,173,021	1,173,021
Utilities	192,857	8,321	(2,527)	198,651	198,651
Other	81,607	245	(20)	81,832	81,832
Total corporate	3,403,953	115,478	(44,393)	3,475,038	3,475,038
Foreign	799,839	50,310	(12,689)	837,460	837,460
Total available for sale	12,012,041	427,492	(91,406)	12,348,127	12,348,127
Total investments in fixed maturity securities	$12,108,308	$445,945	$(91,406)	$12,462,847	$12,444,394

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2014
Held to maturity:
State and municipal	$72,901	$17,501	$—	$90,402	$72,901
Residential mortgage-backed	23,278	2,854	—	26,132	23,278
Corporate	4,998	291	—	5,289	4,998
Total held to maturity	101,177	20,646	—	121,823	101,177
Available for sale:
U.S. government and government agency	773,192	33,353	(3,157)	803,388	803,388
State and municipal:
Special revenue	2,264,210	111,841	(2,084)	2,373,967	2,373,967
State general obligation	674,022	37,615	(787)	710,850	710,850
Pre-refunded	504,778	35,619	(289)	540,108	540,108
Corporate backed	413,234	18,976	(855)	431,355	431,355
Local general obligation	281,622	25,099	(5)	306,716	306,716
Total state and municipal	4,137,866	229,150	(4,020)	4,362,996	4,362,996
Mortgage-backed securities:
Residential (1)	1,201,924	27,124	(9,449)	1,219,599	1,219,599
Commercial	74,479	1,610	(52)	76,037	76,037
Total mortgage-backed securities	1,276,403	28,734	(9,501)	1,295,636	1,295,636
Asset-backed securities	2,019,032	18,868	(11,974)	2,025,926	2,025,926
Corporate:
Industrial	1,606,724	117,206	(5,131)	1,718,799	1,718,799
Financial	1,140,801	38,080	(7,673)	1,171,208	1,171,208
Utilities	184,107	12,436	(1)	196,542	196,542
Other	86,294	1,370	(2)	87,662	87,662
Total corporate	3,017,926	169,092	(12,807)	3,174,211	3,174,211
Foreign	897,668	62,223	(18,065)	941,826	941,826
Total available for sale	12,122,087	541,420	(59,524)	12,603,983	12,603,983
Total investments in fixed maturity securities	$12,223,264	$562,066	$(59,524)	$12,725,806	$12,705,160

(1)
Gross unrealized losses for mortgage-backed securities include $1,269,491 and $1,095,671, as of December 31, 2015 and 2014, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.

The amortized cost and fair value of fixed maturity securities at December 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$711,642	$717,075
Due after one year through five years	4,056,450	4,185,436
Due after five years through ten years	3,653,308	3,795,614
Due after ten years	2,476,413	2,543,518
Mortgage-backed securities	1,210,495	1,221,204
Total	$12,108,308	$12,462,847
At December 31, 2015 and 2014, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2015, investments with a carrying value of $1,201 million were on deposit in custodial or trust accounts, of which $963 million was on deposit with state insurance departments, $182 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $41 million was on deposit as security for reinsurance clients and $15 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(5)	Investments in Equity Securities Available for Sale
At December 31, 2015 and 2014, investments in equity securities available for sale were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2015
Common stocks	$56,462	$—	$(19,189)	$37,273	$37,273
Preferred stocks	108,730	8,216	(3,353)	113,593	113,593
Total	$165,192	$8,216	$(22,542)	$150,866	$150,866

December 31, 2014
Common stocks	$69,870	$11,929	$(5,453)	$76,346	$76,346
Preferred stocks	90,425	8,385	(4,165)	94,645	94,645
Total	$160,295	$20,314	$(9,618)	$170,991	$170,991

(6) Arbitrage Trading Account
At December 31, 2015 and 2014, the fair value and carrying value of the arbitrage trading account were $377 million and $451 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of December 31, 2015, the fair value of long option contracts outstanding was $3 million (notional amount of $52 million) and the fair value of short option contracts outstanding was $1 million (notional amount of $62 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(7)	Net Investment Income
Net investment income consists of the following:

(In thousands)	2015	2014	2013
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$428,325	$439,489	$442,287
Equity securities available for sale	4,624	6,726	11,380
Investment funds	62,228	131,649	67,712
Arbitrage trading account	16,891	22,438	20,431
Real estate	11,294	10,228	12,498
Gross investment income	523,362	610,530	554,308
Investment expense	(10,717)	(9,645)	(10,017)
Net investment income	$512,645	$600,885	$544,291

(8) Investment Funds
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Losses)
(In thousands)	2015	2014	2015	2014	2013
Real estate	$580,830	$466,703	$58,032	$26,233	$9,315
Energy	93,719	152,056	(37,373)	12,797	29,739
Hedged equity	70,580	282,335	(2,762)	10,760	7,655
Other funds	424,911	310,307	44,331	81,859	21,003
Total	$1,170,040	$1,211,401	$62,228	$131,649	$67,712
Other funds include private equity investments carried on the equity method of accounting, which includes a publicly traded common stock investment in HealthEquity, Inc. (HQY). Our ownership interest in HQY as of December 31, 2015 is approximately 21% with a fair value of $300.1 million and a carrying value of $45.4 million.

(9)	Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2015	2014
Properties in operation	$226,055	$196,980
Properties under development	710,312	534,632
Total	$936,367	$731,612

In 2015, properties in operation included a long-term ground lease in Washington, D.C. and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $9,073,000 and $1,609,000 as of December 31, 2015 and 2014, respectively. Related depreciation expense was $7,425,000 and $4,808,000 for the years ended December 31, 2015 and 2014, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $13,141,756 in 2016, $15,483,248 in 2017, $14,623,307 in 2018, $11,967,190 in 2019, $9,584,128 in 2020 and $352,328,662 thereafter.

Properties under development represent the following: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City.

(10) Loans Receivable
Loans receivable are as follows:

	As of December 31,
(In thousands)	2015	2014
Amortized cost:
Real estate loans	$200,499	$243,407
Commercial loans	72,604	78,605
Total	$273,103	$322,012

Fair value:
Real estate loans	$201,641	$245,112
Commercial loans	74,106	80,107
Total	$275,747	$325,219

Valuation allowance:
Specific	$—	$115
General	2,094	2,371
Total	$2,094	$2,486

	For the Year Ended December 31,
	2015	2014
(Decrease) increase in valuation allowance	$(392)	$398
Loans receivable in non-accrual status were $3.1 million and $14.2 million as of December 31, 2015 and 2014, respectively, primarily resulting from the sale of such loans.
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
The Company utilizes a risk rating system to assign a risk to each of its real estate loans. The loan rating system takes into consideration credit quality indicators including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the Company’s position in the capital structure, and the overall leverage in the capital structure. Based on this rating system, none of the real estate loans were considered to be impaired at December 31, 2015, and accordingly, the Company determined that a specific valuation allowance was not required.

(11)	Realized and Unrealized Investment Gains and Losses
Realized and unrealized investment gains and losses are as follows:

(In thousands)	2015	2014	2013
Realized investment gains and losses:
Fixed maturity securities:
Gains	$23,755	$39,113	$48,860
Losses	(4,065)	(4,420)	(14,670)
Equity securities available for sale	9,639	38,296	70,235
Investment funds	93,529	96,204	10,976
Real estate	—	85,659	—
Other gains	2,775	—	12,185
Net realized gains on investments sales	125,633	254,852	127,586

Net other-than-temporary impairments:
Other-than-temporary impairments	(33,309)	—	(6,042)
Net other-than-temporary impairments	(33,309)	—	(6,042)
Total net investment gains	92,324	254,852	121,544
Income tax expense	(32,313)	(89,198)	(47,426)
After-tax realized investment gain and losses	$60,011	$165,654	$74,118

Change in unrealized gains and losses of available for sales securities:
Fixed maturity securities	$(144,445)	$155,765	$(401,812)
Previously impaired fixed maturity securities	(174)	865	1,076
Equity securities available for sale	(27,809)	(69,016)	11,864
Investment funds	(19,758)	(14,725)	(10,250)
Total change in unrealized gains	(192,186)	72,889	(399,122)
Income tax benefit (expense)	66,644	(23,223)	138,058
Noncontrolling interests	38	(33)	(28)
After-tax change in unrealized investment gain and losses of available for sale securities	$(125,504)	$49,633	$(261,092)

OTTI recognized in earnings were $33.3 million and $6 million for the years ended December 31, 2015 and December 31, 2013, respectively. There were no OTTI for the year ended December 31, 2014. For the year ended December 31, 2015, OTTI related to equity securities were $24.3 million and related to fixed maturity securities were $9 million. For the year ended December 31, 2013, OTTI related to equity securities.

(12) Securities in an Unrealized Loss Position
The following table summarizes all securities in an unrealized loss position at December 31, 2015 and 2014 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2015
U.S. government and government agency	$101,660	$487	$64,500	$1,846	$166,160	$2,333
State and municipal	501,952	4,404	106,681	1,865	608,633	6,269
Mortgage-backed securities	381,986	3,639	184,807	7,669	566,793	11,308
Asset-backed securities	1,091,078	7,703	190,467	6,711	1,281,545	14,414
Corporate	1,232,940	35,406	76,797	8,987	1,309,737	44,393
Foreign government	169,190	8,822	19,528	3,867	188,718	12,689
Fixed maturity securities	3,478,806	60,461	642,780	30,945	4,121,586	91,406
Common stocks	18,641	18,005	7,829	1,184	26,470	19,189
Preferred stocks	—	—	22,320	3,353	22,320	3,353
Equity securities available for sale	18,641	18,005	30,149	4,537	48,790	22,542
Total	$3,497,447	$78,466	$672,929	$35,482	$4,170,376	$113,948

December 31, 2014
U.S. government and government agency	$84,750	$522	$84,850	$2,635	$169,600	$3,157
State and municipal	158,594	631	150,284	3,389	308,878	4,020
Mortgage-backed securities	75,739	332	312,922	9,169	388,661	9,501
Asset-backed securities	1,186,097	6,217	30,818	5,757	1,216,915	11,974
Corporate	400,141	2,480	183,810	10,327	583,951	12,807
Foreign government	76,471	3,907	85,025	14,158	161,496	18,065
Fixed maturity securities	1,981,792	14,089	847,709	45,435	2,829,501	59,524
Common stocks	15,929	5,453	—	—	15,929	5,453
Preferred stocks	27,126	1,139	22,648	3,026	49,774	4,165
Equity securities available for sale	43,055	6,592	22,648	3,026	65,703	9,618
Total	$2,024,847	$20,681	$870,357	$48,461	$2,895,204	$69,142

Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2015 is presented in the table below:

(Dollars in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	8	$23,370	$1,790
Asset-backed securities	7	19,535	264
Corporate	12	128,716	6,717
Foreign government	1	13,956	3,766
Total	28	$185,577	$12,537

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income.

For the year ended December 31, 2015, OTTI for fixed maturities recognized in earnings were $9.0 million, all of which was considered due to credit factors. There were no OTTI of fixed maturity securities for the year ended December 31, 2014.
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
Preferred Stocks – At December 31, 2015, there was one preferred stock in an unrealized loss position, with an aggregate fair value of $22.3 million and a gross unrealized loss of $3.4 million. The preferred stock is rated investment grade. Management believes the unrealized loss is due primarily to market and sector related factors and does not consider it to be OTTI. For the year ended December 31, 2015, OTTI for preferred stocks were $13.4 million. There were no OTTI of preferred stocks for the year ended December 31, 2014.
Common Stocks – At December 31, 2015, there were two common stocks in an unrealized loss position, with an aggregate fair value of $26.5 million and a gross unrealized loss of $19.2 million. Based on management's view on the underlying securities, the Company does not consider the common stocks to be OTTI. For the year ended December 31, 2015, OTTI for common stocks were $10.9 million. There were no OTTI of common stocks for the year ended December 31, 2014.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million at December 31, 2015 and 2014, respectively.
(13) Fair Value Measurements
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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$670,419	$—	$670,419	$—
State and municipal	4,460,179	—	4,460,179	—
Mortgage-backed securities	1,199,859	—	1,199,859	—
Asset-backed securities	1,705,172	—	1,704,973	199
Corporate	3,475,038	—	3,474,884	154
Foreign government	837,460	—	837,460	—
Total fixed maturity securities available for sale	12,348,127	—	12,347,774	353
Equity securities available for sale:
Common stocks	37,273	29,444	—	7,829
Preferred stocks	113,593	—	109,969	3,624
Total equity securities available for sale	150,866	29,444	109,969	11,453
Arbitrage trading account	376,697	256,914	119,607	176
Total	$12,875,690	$286,358	$12,577,350	$11,982
Liabilities:
Trading account securities sold but not yet purchased	$37,035	$35,559	$1,476	$—

December 31, 2014
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$803,388	$—	$803,388	$—
State and municipal	4,362,996	—	4,362,996	—
Mortgage-backed securities	1,295,636	—	1,295,636	—
Asset-backed securities	2,025,926	—	2,005,315	20,611
Corporate	3,174,211	—	3,174,057	154
Foreign government	941,826	—	941,826	—
Total fixed maturity securities available for sale	12,603,983	—	12,583,218	20,765
Equity securities available for sale:
Common stocks	76,346	65,605	—	10,741
Preferred stocks	94,645	—	90,932	3,713
Total equity securities available for sale	170,991	65,605	90,932	14,454
Arbitrage trading account	450,648	295,047	154,881	720
Total	$13,225,622	$360,652	$12,829,031	$35,939
Liabilities:
Trading account securities sold but not yet purchased	$106,079	$106,074	$5	$—
There were no significant transfers between Levels 1 and 2 for the years ended December 31, 2015 and 2014.

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2015 and 2014:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns/Maturities	Transfers In / Out	Ending Balance
Year ended December 31, 2015
Assets:
Fixed maturity securities available for sale:
Asset-backed securities	$20,611	$19	$191	$—	$—	$—	$(1,820)	$(18,802)	$199
Corporate	154	—	—	—	—	—	—	—	154
Total	20,765	19	191	—	—	—	(1,820)	(18,802)	353
Equity securities available for sale:
Common stocks	10,741	—	(273)	(2,331)	—	(308)	—	—	7,829
Preferred stocks	3,713	(89)	—	—	—	—	—	—	3,624
Total	14,454	(89)	(273)	(2,331)	—	(308)	—	—	11,453
Arbitrage trading account	720	(799)	—	—	72,640	(71,921)	—	(464)	176
Total	$35,939	$(869)	$(82)	$(2,331)	$72,640	$(72,229)	$(1,820)	$(19,266)	$11,982
Liabilities:
Trading account securities sold but not yet purchased	$—	$—	$—	$—	$—	$—	$—	$—	$—

Year ended December 31, 2014
Assets:
Fixed maturity securities available for sale:
Asset-backed securities	$42,710	$47	$(3,711)	$—	$238	$(15,244)	$(3,429)	$—	$20,611
Corporate	$154	$—	$—	$—	$—	$—	$—	$—	$154
Total	42,864	47	(3,711)	—	238	(15,244)	(3,429)	—	20,765
Equity securities available for sale:
Common stocks	1,238	—	(911)	—	11,343	(929)	—	—	10,741
Preferred stocks	3,752	(17)	—	—	3,430	(3,452)	—	—	3,713
Total	4,990	(17)	(911)	—	14,773	(4,381)	—	—	14,454
Arbitrage trading account	1,780	2,274	—	—	4,942	(14,073)	—	5,797	720
Total	$49,634	$2,304	$(4,622)	$—	$19,953	$(33,698)	$(3,429)	$5,797	$35,939
Liabilities:
Trading account securities sold but not yet purchased	$—	$(20)	$—	$—	$31	$(11)	$—	$—	$—

During the year ended December 31, 2015, five securities were transferred out of Level 3 as an observable price was available. During the year ended December 31, 2014, two securities were transferred into Level 3 as quoted prices were no longer available.

(14) Reserves for Losses and Loss Expenses
The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2015	2014	2013
Net reserves at beginning of year	$8,970,641	$8,683,797	$8,411,851
Net provision for losses and loss expenses:
Claims occuring during the current year(1)	3,653,561	3,495,825	3,221,393
Decrease in estimates for claims occurring in prior years(2)(3)	(46,713)	(75,764)	(78,810)
Loss reserve discount accretion(4)	49,422	70,506	54,441
Total	3,656,270	3,490,567	3,197,024
Net payments for claims:
Current year	914,637	898,944	822,787
Prior year	2,342,378	2,216,283	2,055,284
Total	3,257,015	3,115,227	2,878,071
Foreign currency translation	(125,024)	(88,496)	(47,007)
Net reserves at end of year	9,244,872	8,970,641	8,683,797
Ceded reserve at end of year	1,424,278	1,399,060	1,397,144
Gross reserves at end of year	$10,669,150	$10,369,701	$10,080,941
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $20,357,000, $21,306,000, and $22,680,000 in 2015, 2014 and 2013, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $64,971,000, $116,866,000 and $77,430,000 in 2015, 2014 and 2013, respectively.

(3)
For certain retrospectively rated insurance polices and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable reserve development, net of additional and return premiums, was $63 million, $85 million and $98 million in 2015, 2014 and 2013, respectively.

(4)
In 2014, the Company entered into a commutation agreement that resulted in a reduction in prior year workers' compensation reserves of $30 million on an undiscounted basis and $12 million on a discounted basis.

Favorable prior year development (net of additional and return premiums) was $63 million in 2015.
Insurance-Domestic - Reserves for the Insurance-Domestic segment developed favorably by $47 million in 2015. The favorable development was primarily related to workers' compensation and other liability business, and was partially offset by unfavorable development for commercial automobile liability business.
For workers' compensation, the favorable development was related to both primary and excess business and to many accident years, including those prior to 2006. In 2015, reported workers' compensation losses were below our expectations for many of our operating units. In addition, overall loss frequency and severity trends emerged better than the assumptions underlying our previous reserve estimates. The long term trend of declining workers' compensation claim frequency continued in 2015. The improvement is attributable to better workplace safety and to benign medical severity trends as we continue to invest in medical case management services and higher usage of preferred provider networks.
For other liability business, favorable development was concentrated in accident years 2007 through 2013. The favorable development was primarily related to our excess and surplus lines casualty business that has benefited from a persistent improvement in claim frequency trends over the past several years.
For commercial automobile business, adverse development was primarily related to large losses for long-haul trucking business and to accident years 2011 through 2014. The higher loss cost trends for the commercial automobile industry are attributable, in part, to the increase in miles driven as the economy has improved and fuel prices have declined over the past several years.

Reinsurance-Global - Reserves for the Reinsurance-Global segment developed favorably by $11 million in 2015. The favorable development was primarily related to direct facultative reinsurance business and to accident years 2005 through 2013. Loss reserves developed favorably for umbrella business and for other liability coverage for contractors.
Insurance-International - Reserves for the Insurance-International segment developed favorably by $5 million in 2015. The favorable development was related primarily to commercial property. The favorable commercial property development was attributable to accident years 2012 through 2014 and was driven by favorable frequency and severity trends on property business written in Lloyd's. The favorable property development was partially offset by unfavorable development for professional indemnity business in the U.K., primarily for accident years 2006 through 2013.
Favorable prior year development (net of additional and return premiums) was $85 million in 2014.
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
Favorable prior year reserve development (net of additional and return premiums) was $98 million in 2013.

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
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims was $33 million at December 31, 2015 and $36 million at December 31, 2014. The Company’s gross reserves for losses and loss expenses relating to asbestos and environmental claims were $51 million and $56 million at December 31, 2015 and 2014, respectively. Net incurred losses and loss expenses for reported asbestos and environmental claims decreased approximately $2 million in 2015 and increased by approximately $4 million and $5 million in 2014 and 2013, respectively. Net paid losses and loss expenses for asbestos and environmental claims were approximately $2 million in 2015, $3 million in 2014 and $3 million in 2013. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $2,308 million and $2,187 million at December 31, 2015 and

December 31, 2014, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $699 million and $746 million at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.9%.

Substantially all of discounted workers’ compensation reserves (98% of total discounted reserves at December 31, 2015) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 2% of total discounted reserves at December 31, 2015), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease.  These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

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
The following is a summary of reinsurance financial information:

(In thousands)	2015	2014	2013
Written premiums:
Direct	$6,412,533	$6,185,242	$5,626,172
Assumed	837,460	877,596	884,919
Ceded	(1,060,478)	(1,065,891)	(1,010,918)
Total net written premiums	$6,189,515	$5,996,947	$5,500,173

Earned premiums:
Direct	$6,245,714	$5,889,021	$5,328,955
Assumed	845,735	886,063	857,119
Ceded	(1,050,840)	(1,030,666)	(959,537)
Total net earned premiums	$6,040,609	$5,744,418	$5,226,537

Ceded losses and loss expenses incurred	$501,999	$475,802	$556,108
Ceded commission earned	$129,766	$160,215	$137,449
The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1,020,000, $1,144,000 and $1,385,000 as of December 31, 2015, 2014 and 2013, respectively.

The following table presents the amounts due from reinsurers as of December 31, 2015:

(In thousands)
Allegany Group	$138,163
Munich Re	121,661
Swiss Re	115,215
Lloyd’s of London	92,635
Axis Capital	69,840
Partner Re	65,793
Hannover Re Group	48,675
Everest Re	47,945
Berkshire Hathaway	47,309
Chubb Limited (1)	45,645
Arch Capital Group	23,273
Other reinsurers less than $20,000	213,169
Subtotal	1,029,323
Residual market pools	503,506
Total	$1,532,829

(1) Includes the aggregate recoverables from Ace Group and Chubb Group.

(16)	Indebtedness
Indebtedness consisted of the following as of December 31, 2015 (the difference between the face value and the carrying value is unamortized discount):

(In thousands)	Interest Rate	Face Value	2015 Carrying Value	2014 Carrying Value
Senior notes due on:
May 15, 2015	5.6%	$—	$—	$199,930
August 15, 2019	6.15%	150,000	149,484	149,342
September 15, 2019	7.375%	300,000	299,054	298,800
September 15, 2020	5.375%	300,000	298,411	298,074
January 1, 2022	8.7%	76,503	76,097	76,048
March 15, 2022	4.625%	350,000	347,417	346,999
February 15, 2037	6.25%	250,000	247,676	247,566
August 1, 2044	4.75%	350,000	344,730	344,545
Subsidiary debt (1)	Various	81,752	81,752	154,223
Total senior notes and other debt		$1,858,255	$1,844,621	$2,115,527
Subordinated debentures, due on April, 30, 2053	5.625%	$350,000	$340,320	$340,060
_____________
(1) Subsidiary debt is due as follows: $43 million in 2016, $37 million in 2017 and $2 million thereafter.

(17)	Income Taxes
Income tax expense consists of:

(In thousands)	Current Expense	Deferred Expense	Total
December 31, 2015
Domestic	$179,150	$31,145	$210,295
Foreign	(2,318)	19,946	17,628
Total expense	$176,832	$51,091	$227,923

December 31, 2014
Domestic	$258,337	$28,029	$286,366
Foreign	12,969	3,258	16,227
Total expense	$271,306	$31,287	$302,593

December 31, 2013
Domestic	$116,802	$47,370	$164,172
Foreign	22,362	7,053	29,415
Total expense	$139,164	$54,423	$193,587
Income before income taxes from domestic operations was $689 million, $910 million and $598 million for the years ended December 31, 2015, 2014 and 2013, respectively. Income before income taxes from foreign operations was $43 million, $42 million and $101 million for the years ended December 31, 2015, 2014 and 2013, respectively.
A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 35% to pre-tax income are as follows:

(In thousands)	2015	2014	2013
Computed “expected” tax expense	$256,210	$333,269	$244,611
Tax-exempt investment income	(39,283)	(38,757)	(40,679)
Change in valuation allowance	2,702	1,335	—
Impact of foreign tax rates	4,447	6,239	(4,851)
State and local taxes	940	2,375	2,906
Other, net	2,907	(1,868)	(8,400)
Total expense	$227,923	$302,593	$193,587

At December 31, 2015 and 2014, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2015	2014
Deferred tax asset:
Loss reserve discounting	$100,806	$77,216
Unearned premiums	176,465	165,075
Other-than-temporary impairments	26,509	45,367
Restricted stock units	62,442	60,061
Other	89,761	101,131
Gross deferred tax asset	455,983	448,850
Less valuation allowance	(4,037)	(1,335)
Deferred tax asset	451,946	447,515
Deferred tax liability:
Amortization of intangibles	20,316	22,747
Deferred policy acquisition costs	162,344	152,001
Unrealized investment gains	115,499	175,111
Other	160,598	135,108
Deferred tax liability	458,757	484,967
Net deferred tax asset (liability)	$(6,811)	$(37,452)
The Company had current tax receivables of $55,763,000 and $67,623,000 at December 31, 2015 and 2014, respectively. At December 31, 2015, the Company had foreign net operating loss carryforwards $6.1 million that expire beginning in 2031, and an additional $43.2 million that have no expiration date. At December 31, 2015, the Company had a valuation allowance of $4.0 million, as compared to $1.3 million at December 31, 2014. The Company has provided a valuation allowance against future tax benefits of certain foreign operations. The statute of limitations has closed for the Company’s tax returns through December 31, 2011.
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

(18)	Dividends from Subsidiaries and Statutory Financial Information

The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company (BIC), directly or indirectly owns all of the Company’s other insurance companies. During 2016, the maximum amount of dividends that can be paid by BIC without such approval is approximately $684 million.

BIC’s combined net income and statutory capital and surplus, as determined in accordance with statutory accounting practices (SAP), are as follows:

(In thousands)	2015	2014	2013
Net income	$813,303	$757,010	$468,850
Statutory capital and surplus	$5,296,435	$5,438,063	$4,908,010

The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to discount non-tabular workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was to increase BIC’s statutory capital and surplus by $294 million at December 31, 2015.

The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2015, BIC’s Total Adjusted Capital of $5.002 billion was 456% of its RBC Authorized Control Level.

See Note 4, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(19)	Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

	2015	2014	2013
Basic	124,040,313	127,873,708	135,304,752
Diluted	130,188,866	133,651,855	140,742,922
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

	2015	2014	2013
Balance, beginning of year	126,748,836	132,233,167	136,017,732
Shares issued	1,061,026	332,137	139,790
Shares repurchased	(4,502,025)	(5,816,468)	(3,924,355)
Balance, end of year	123,307,837	126,748,836	132,233,167

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(20)	Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2015 and 2014:

	2015		2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$12,444,394	$12,462,847	$12,705,160	$12,725,806
Equity securities available for sale	150,866	150,866	170,991	170,991
Arbitrage trading account	376,697	376,697	450,648	450,648
Loans receivable	273,103	275,747	322,012	325,219
Cash and cash equivalents	763,631	763,631	674,441	674,441
Trading accounts receivable from brokers and clearing organizations	383,115	383,115	371,034	371,034
Due from broker	1,713	1,713	—	—

Liabilities:
Due to broker	—	—	23,133	23,133
Trading account securities sold but not yet purchased	37,035	37,035	106,079	106,079
Subordinated debentures	340,320	355,880	340,060	332,640
Senior notes and other debt	1,844,621	2,029,572	2,115,527	2,344,292
The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques that rely on fair value measurements as described in Note 13 above. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes and other debt and the subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(21) Lease Obligations

The Company and its subsidiaries use office space and equipment under leases expiring at various dates. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. Future minimum lease payments, without provision for sublease income, are: $42,470,000 in 2016; $39,443,000 in 2017; $35,286,000 in 2018; $30,941,000 in 2019; $28,584,000 in 2020 and $105,825,000 thereafter. Rental expense was $46,271,000, $45,198,000 and $44,752,000 for 2015, 2014 and 2013, respectively.

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

At December 31, 2015, the Company had commitments to invest up to $117 million and $485 million in certain investment funds and real estate construction projects, respectively.

(23) Stock Incentive Plan

The Company has not issued any stock options under its stock incentive plans since 2004, and there were no outstanding options at December 31, 2015 and December 31, 2014.
Pursuant to the stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2015:

	2015	2014	2013
RSUs granted and unvested at beginning of period:	5,330,445	4,491,520	4,701,120
Granted	997,522	1,154,950	108,400
Vested	(1,938,000)	(81,500)	(146,250)
Canceled	(231,642)	(234,525)	(171,750)
RSUs granted and unvested at end of period:	4,158,325	5,330,445	4,491,520
Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2015, 4,275,474 RSUs had been deferred. RSUs that have not yet vested and vested RSUs that have been deferred are not considered to be issued and outstanding shares.
The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2015:

(In thousands)	2015	2014	2013
Unearned compensation at beginning of year	$88,015	$73,205	$93,653
RSUs granted, net of cancellations	50,442	51,575	4,406
RSUs expensed	(30,691)	(27,966)	(22,881)
RSUs forfeitures	(4,228)	(8,799)	(1,973)
Unearned compensation at end of year	$103,538	$88,015	$73,205
(24) Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary’s profitability. Employees will become eligible to participate in the plan on the first day of the calendar quarter following the first full calendar quarter after the employee's date of hire provided the employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $42 million, $38 million, and $34 million in 2015, 2014 and 2013, respectively.
The Company has a long-term incentive compensation plan ("LTIP") that provides for incentive compensation to key executives based on the growth in the company's book value per share over a five year period.
The following table summarizes the outstanding LTIP awards as of December 31, 2015:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2015 on outstanding units
2011 grant	172,850	$43,212,500	$34,331,000
2013 grant	204,500	51,125,000	23,804,000
2014 grant	216,750	21,675,000	6,559,000
2015 grant	213,250	21,325,000	3,205,000

The following table summarizes the LTIP expense for each of the three years ended December 31, 2015:

(In thousands)	2015	2014	2013
2011 grant	$7,397	$9,855	$6,939
2013 grant	7,336	9,493	7,231
2014 grant	2,935	3,663	—
2015 grant	3,205	—	—
Total	$20,873	$23,011	$14,170

(25) Retirement Benefits

The Company and its executive chairman of the board entered into an unfunded supplemental benefit agreement (SBA) in 2004. On March 28, 2013, the Company agreed to terminate and distribute the retirement benefit of the SBA. As a result, the Company distributed retirement benefits of $0.3 million and $4.6 million in 2013 and 2014, respectively. The final retirement benefit of $59.4 million, which was fully accrued at December 31, 2014, was distributed in 2015. Net retirement benefit expense was $13,357,000, $9,994,000 and none in 2013, 2014, and 2015 respectively.

(26) Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2015	2014	2013
Amortization of deferred policy acquisition costs	$1,102,492	$1,053,397	$991,070
Other underwriting expenses	903,006	843,133	780,058
Service company expenses	127,365	102,726	88,662
Net foreign currency losses (gains)	400	(27)	(10,120)
Other costs and expenses	156,487	158,227	151,014
Total	$2,289,750	$2,157,456	$2,000,684

(27)	Industry Segments
The Company’s reportable segments include the following three business segments, plus a corporate segment:

•	Insurance-Domestic - commercial insurance business, including excess and surplus lines and admitted lines, primarily throughout the United States;

•	Insurance-International - insurance business primarily in the United Kingdom, Continental Europe, South America, Canada, Scandinavia, Asia, and Australia;

•	Reinsurance-Global - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, the Asia-Pacific Region, and South Africa.
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

Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss)
December 31, 2015:
Insurance-Domestic	$4,659,359	$358,935	$96,487	$5,114,781	$724,667	$495,082
Insurance-International	772,141	51,522	—	823,663	51,926	37,204
Reinsurance-Global	609,109	74,226	—	683,335	94,852	66,627
Corporate, other and eliminations(1)	—	27,962	464,392	492,354	(231,739)	(155,230)
Net investment gains	—	—	92,324	92,324	92,324	60,011
Consolidated	$6,040,609	$512,645	$653,203	$7,206,457	$732,030	$503,694

December 31, 2014:
Insurance-Domestic	$4,271,933	$428,632	$106,853	$4,807,418	$796,309	$539,461
Insurance-International	802,375	55,407	—	857,782	29,779	22,182
Reinsurance-Global	670,110	88,821	—	758,931	115,677	79,720
Corporate, other and eliminations(1)	—	28,025	421,920	449,945	(244,421)	(158,133)
Net investment gains	—	—	254,852	254,852	254,852	165,654
Consolidated	$5,744,418	$600,885	$783,625	$7,128,928	$952,196	$648,884

December 31, 2013:
Insurance-Domestic	$3,782,416	$404,280	$107,517	$4,294,213	$648,740	$449,981
Insurance-International	723,151	47,039	—	770,190	56,922	40,292
Reinsurance-Global	720,970	89,090	—	810,060	110,425	78,013
Corporate, other and eliminations(1)	—	3,882	408,645	412,527	(238,743)	(142,479)
Net investment gains	—	—	121,544	121,544	121,544	74,118
Consolidated	$5,226,537	$544,291	$637,706	$6,408,534	$698,888	$499,925

Identifiable Assets
(In thousands)	December 31, 2015	December 31, 2014
Insurance-Domestic	$16,351,737	$16,065,409
Insurance-International	1,711,993	1,879,438
Reinsurance-Global	2,441,340	2,713,554
Corporate, other and eliminations(1)	1,225,897	1,058,290
Consolidated	$21,730,967	$21,716,691
_______________________________________

(1)	Corporate, other and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

(In thousands)	2015	2014	2013
Insurance-Domestic
Other liability	$1,546,157	$1,449,425	$1,259,376
Workers' compensation	1,269,785	1,126,704	995,047
Short-tail lines	925,468	875,898	774,809
Commercial automobile	548,450	526,344	486,759
Professional liability	369,499	293,562	266,425
Total Insurance-Domestic	4,659,359	4,271,933	3,782,416

Insurance-International
Other liability	103,974	92,411	65,528
Workers' compensation	93,728	71,997	84,637
Short-tail lines	373,415	415,123	336,814
Commercial automobile	125,628	116,369	130,020
Professional liability	75,396	106,475	106,152
Total Insurance-International	772,141	802,375	723,151

Reinsurance-Global
Casualty	421,811	487,264	507,790
Property	187,298	182,846	213,180
Total Reinsurance-Global	609,109	670,110	720,970
Total	$6,040,609	$5,744,418	$5,226,537

(28)	Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial data:

(In thousands. except per share data)	2015
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,744,679	$1,789,765	$1,860,957	$1,811,056
Net income	118,307	123,035	152,607	109,745
Net income per share(1)
Basic	0.94	0.99	1.24	0.89
Diluted	0.89	0.95	1.18	0.85

	2014
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,706,906	$1,796,989	$1,840,605	$1,784,428
Net income	169,673	179,961	188,539	110,711
Net income per share(1)
Basic	1.31	1.41	1.48	0.87
Diluted	1.25	1.35	1.42	0.83
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

During the quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited W. R. Berkley Corporation's internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). W. R. Berkley Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, W. R. Berkley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W. R. Berkley Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.
/S/ KPMG LLP

New York, New York
February 22, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated herein by reference.

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

The exhibits filed as part of this report are listed on pages 96 - 99 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr., President and Chief Executive Officer
February 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Executive Chairman	February 22, 2016
William R. Berkley	of the Board of Directors

/s/ W. Robert Berkley, Jr.	President, Chief Executive Officer
W. Robert Berkley, Jr.	and Director	February 22, 2016
(Principal executive officer)

/s/ Christopher L. Augostini	Director
Christopher L. Augostini		February 22, 2016

/s/ Ronald E. Blaylock	Director
Ronald E. Blaylock		February 22, 2016

/s/ Mark E. Brockbank	Director
Mark E. Brockbank		February 22, 2016

/s/ George G. Daly	Director
George G. Daly		February 22, 2016

/s/ Mary C. Farrell	Director
Mary C. Farrell		February 22, 2016

/s/ Jack H. Nusbaum	Director
Jack H. Nusbaum		February 22, 2016

/s/ Mark L. Shapiro	Director
Mark L. Shapiro		February 22, 2016

/s/ Eugene G. Ballard	Executive Vice President and
Eugene G. Ballard	Chief Financial Officer	February 22, 2016
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

(3.4)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3 (ii) of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on August 5, 2015).

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

(4.4)
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

(4.5)
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

(4.6)
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

(4.7)
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

(4.90)
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

(10.1)	W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2003 Proxy Statement (File No. 1-15202) filed with the Commission on April 14, 2003).

(10.2)	W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2015 Proxy Statement (File No. 1-15202) filed with the Commission on April 20, 2015).

(10.3)
Form of 2014 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2014).

(10.4)
Form of 2015 Performance-Based Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 9, 2015).

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

(10.7)
Form of Restricted Stock Unit Agreement under the W. R. Berkley Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2010).

(10.8)
Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.9)
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

(10.11)
W. R. Berkley Corporation 2007 Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company’s 2006 Proxy Statement (File No. 1-15202) filed with the Commission on April 18, 2006).

(10.12)	W. R. Berkley Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s 2009 Proxy Statement (File No. 1-15202) filed with the Commission on April 17, 2009).

(10.13)
Form of 2011 Performance Unit Award Agreement under the W. R. Berkley Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 28, 2012).

(10.14)	W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s 2014 Proxy Statement (File No. 1-15202) filed with the Commission on April 7, 2014).

(10.15)
Form of 2014 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 12, 2014).

(10.16)
Form of 2015 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 4, 2015).

(10.17)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2015 Proxy Statement (File No. 1-15202) filed with the Commission on April 20, 2015).

(10.18)
Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 21, 2011 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 28, 2012).

(10.19)
Form of Dividend Equivalent Rights Award Agreement Under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 7, 2015).

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

	Jurisdiction of Incorporation	Percentage owned by the Company (1)
Berkley International, LLC (2)	New York	100%
Queen's Island Insurance Company, Ltd.	Bermuda	100%
Signet Star Holdings, Inc.	Delaware	100%
Berkley Insurance Company	Delaware	100%
Admiral Insurance Company	Delaware	100%
Admiral Indemnity Company	Delaware	100%
Carolina Casualty Insurance Company	Iowa	100%
Clermont Insurance Company	Iowa	100%
Nautilus Insurance Company	Arizona	100%
Berkley Assurance Company	Iowa	100%
Berkley Life and Health Insurance Company	Iowa	100%
Berkley London Holdings, Inc.	Delaware	100%
W. R. Berkley London Holdings, Limited	United Kingdom	100%
W. R. Berkley Insurance (Europe), Limited	United Kingdom	100%
W. R. Berkley Europe AG	Liechtenstein	100%
Berkley National Insurance Company	Iowa	100%
Berkley Regional Insurance Company	Delaware	100%
Acadia Insurance Company	New Hampshire	100%
American Mining Insurance Company	Iowa	100%
Berkley Regional Specialty Insurance Company	Delaware	100%
Continental Western Insurance Company	Iowa	100%
Firemen’s Insurance Company of Washington, D.C.	Delaware	100%
Tri-State Insurance Company of Minnesota	Iowa	100%
Union Insurance Company	Iowa	100%
Gemini Insurance Company	Delaware	100%
Great Divide Insurance Company	North Dakota	100%
Key Risk Insurance Company	North Carolina	100%
Midwest Employers Casualty Company	Delaware	100%
Preferred Employers Casualty Company	California	100%
Riverport Insurance Company	Iowa	100%
StarNet Insurance Company	Delaware	100%
_______________________________________

(1)	W. R. Berkley Corporation is the ultimate parent. The subsidiary of a direct parent is indicated by an indentation, and its percentage ownership is as indicated in this column.

(2)
Berkley International, LLC is held by W. R. Berkley Corporation and its subsidiaries as follows: W. R. Berkley Corporation (2%), Berkley Regional Insurance Company (14%) and Berkley Insurance Company (84%).

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
Under date of February 22, 2016, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, which are included in the Annual Report on Form 10-K for the year ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules II through VI. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/S/ KPMG LLP

New York, New York
February 22, 2016

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2015	2014
Assets:
Cash and cash equivalents	$195,658	$90,693
Fixed maturity securities available for sale at fair value (cost $201,256 and $272,283 at December 31, 2015 and 2014, respectively)	201,738	273,773
Equity securities available for sale, at fair value (cost $3,430 in 2015 and $3,738 in 2014)	3,430	3,738
Investment in subsidiaries	6,454,065	6,693,731
Deferred Federal income taxes	37,135	—
Current Federal income taxes	51,512	62,882
Property, furniture and equipment at cost, less accumulated depreciation	13,150	9,852
Other assets	6,153	6,978
Total assets	$6,962,841	$7,141,647
Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$143,669	$87,540
Other liabilities	115,737	162,648
Deferred Federal income taxes	—	149
Subordinated debentures	340,320	340,060
Senior notes	1,762,869	1,961,305
Total liabilities	2,362,595	2,551,702
Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	1,005,455	991,512
Retained earnings (including accumulated undistributed net income of subsidiaries of $4,746,934 and $4,700,821 at December 31, 2015 and 2014, respectively)	6,178,070	5,732,410
Accumulated other comprehensive income (loss)	(66,698)	183,550
Treasury stock, at cost	(2,563,605)	(2,364,551)
Total stockholders’ equity	4,600,246	4,589,945
Total liabilities and stockholders’ equity	$6,962,841	$7,141,647
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Years Ended December 31,
(In thousands)	2015	2014	2013
Management fees and investment income including dividends from subsidiaries of $642,421, $503,483, and $269,626 for the years ended December 31, 2015, 2014 and 2013, respectively	$655,318	$515,775	$277,223
Net investment gains	696	5,487	24,550
Other income	348	450	223
Total revenues	656,362	521,712	301,996
Operating costs and expense	143,391	148,288	122,562
Interest expense	128,248	125,352	120,066
Income before federal income taxes	384,723	248,072	59,368
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	272,180	366,721	225,845
Federal income tax expense on a consolidated return basis	(199,322)	(273,310)	(154,928)
Net expense	72,858	93,411	70,917
Income before undistributed equity in net income of subsidiaries	457,581	341,483	130,285
Equity in undistributed net income of subsidiaries	46,113	307,401	369,640
Net income	$503,694	$648,884	$499,925
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from (used in) from operating activities:
Net income	$503,694	$648,884	$499,925
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(696)	(5,487)	(24,550)
Depreciation and amortization	2,693	2,916	10,397
Equity in undistributed earnings of subsidiaries	(46,113)	(307,401)	(369,640)
Tax payments received from subsidiaries	311,482	462,809	77,305
Federal income taxes provided by subsidiaries on a separate return basis	(272,180)	(366,721)	(225,845)
Stock incentive plans	29,725	28,068	23,784
Change in:
Federal income taxes	51,772	(15,239)	21,866
Other assets	301	(364)	(821)
Other liabilities	(92,752)	(39,780)	(15,470)
Accrued investment income	524	(820)	967
Net cash from (used in) operating activities	488,450	406,865	(2,082)
Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	380,986	289,683	230,854
Proceeds from maturities and prepayments of fixed maturity securities	123,639	103,646	68,918
Proceeds from sales of equity securities	308	7,356	23,395
Cost of purchases of fixed maturity securities	(432,645)	(605,768)	(79,132)
Cost of purchases of equity securities	—	—	(4,668)
Cost of acquired companies	—	(82,879)	—
Investments in and advances to subsidiaries, net	30,338	34,191	(58,454)
Change in balance due to security broker	—	(2,151)	6,918
Net additions to real estate, furniture & equipment	(4,425)	(1,615)	(1,896)
Net cash from (used in) investing activities	98,201	(257,537)	185,935
Cash from (used in) financing activities:
Net proceeds from issuance of senior notes	—	344,472	339,627
Net proceeds from stock options exercised	—	—	53
Repayment of senior notes	(200,000)	—	(450,000)
Purchase of common treasury shares	(223,652)	(238,933)	(166,473)
Cash dividends to common stockholders	(58,034)	(181,489)	(52,717)
Net cash from (used in) financing activities	(481,686)	(75,950)	(329,510)
Net increase (decrease) in cash and cash equivalents	104,965	73,378	(145,657)
Cash and cash equivalents at beginning of year	90,693	17,315	162,972
Cash and cash equivalents at end of year	$195,658	$90,693	$17,315
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

W. R. Berkley Corporation
Condensed Financial Information of Registrant,Continued
December 31, 2015
Note to Condensed Financial Statements (Parent Company)
The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2014 and 2013 financial statements as originally reported to conform them to the presentation of the 2015 financial statements.
The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2015, 2014 and 2013

(In thousands)	Deferred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Cost and Expenses	Net Premiums Written
December 31, 2015
Insurance-Domestic	$367,977	$8,450,190	$2,529,931	$4,659,359	$358,935	$2,851,136	$760,020	$778,957	$4,812,830
Insurance-International	62,687	798,116	324,530	772,141	51,522	449,147	169,962	152,629	778,567
Reinsurance-Global	82,464	1,420,844	282,672	609,109	74,226	355,987	172,510	59,986	598,118
Corporate and adjustments	—	—	—	—	27,962	—	—	195,686	—
Total	$513,128	$10,669,150	$3,137,133	$6,040,609	$512,645	$3,656,270	$1,102,492	$1,187,258	$6,189,515
December 31, 2014
Insurance-Domestic	$347,261	$8,000,863	$2,384,511	$4,271,933	$428,632	$2,571,010	$710,141	$729,958	$4,517,587
Insurance-International	60,900	855,852	342,746	802,375	55,407	503,997	173,877	150,129	828,076
Reinsurance-Global	80,364	1,512,986	299,475	670,110	88,821	415,560	169,379	58,315	651,284
Corporate and adjustments	—	—	—	—	28,025	—	—	165,657	—
Total	$488,525	$10,369,701	$3,026,732	$5,744,418	$600,885	$3,490,567	$1,053,397	$1,104,059	$5,996,947
December 31, 2013
Insurance-Domestic	$306,464	$7,715,124	$2,107,768	$3,782,416	$404,280	$2,318,541	$651,524	$671,096	$3,994,387
Insurance-International	60,751	672,009	317,691	723,151	47,039	429,900	152,843	124,497	756,185
Reinsurance-Global	84,886	1,693,808	355,978	720,970	89,090	448,583	186,703	64,567	749,601
Corporate and adjustments	—	—	—	—	3,882	—	—	149,454	—
Total	$452,101	$10,080,941	$2,781,437	$5,226,537	$544,291	$3,197,024	$991,070	$1,009,614	$5,500,173
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2015, 2014 and 2013

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2015:
Insurance-Domestic	$5,521,447	$871,358	$162,741	$4,812,830	3.4%
Insurance-International	874,359	144,737	48,945	778,567	6.3%
Reinsurance-Global	16,727	44,383	625,774	598,118	104.6%
Total	$6,412,533	$1,060,478	$837,460	$6,189,515	13.5%
Year ended December 31, 2014:
Insurance-Domestic	$5,214,849	$866,092	$168,830	$4,517,587	3.7%
Insurance-International	927,799	156,195	56,472	828,076	6.8%
Reinsurance-Global	42,594	43,604	652,294	651,284	100.2%
Total	$6,185,242	$1,065,891	$877,596	$5,996,947	14.6%
Year ended December 31, 2013:
Insurance-Domestic	$4,699,348	$809,368	$104,407	$3,994,387	2.6%
Insurance-International	887,027	142,591	11,749	756,185	1.6%
Reinsurance-Global	39,797	58,959	768,763	749,601	102.6%
Total	$5,626,172	$1,010,918	$884,919	$5,500,173	16.1%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2015, 2014 and 2013

(In thousands)	Opening Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2015:
Premiums and fees receivable	$21,446	$6,281	$(5,203)	$22,524
Due from reinsurers	1,144	(24)	(100)	1,020
Deferred federal and foreign income taxes	1,335	2,702	—	4,037
Loan loss reserves	2,486	(392)	—	2,094
Total	$26,411	$8,567	$(5,303)	$29,675
Year ended December 31, 2014:
Premiums and fees receivable	$20,951	$5,944	$(5,449)	$21,446
Due from reinsurers	1,385	301	(542)	1,144
Deferred federal and foreign income taxes	—	1,335	—	1,335
Loan loss reserves	2,087	399	—	2,486
Total	$24,423	$7,979	$(5,991)	$26,411
Year ended December 31, 2013:
Premiums and fees receivable	$22,919	$3,133	$(5,101)	$20,951
Due from reinsurers	1,680	186	(481)	1,385
Loan loss reserves	5,620	308	(3,841)	2,087
Total	$30,219	$3,627	$(9,423)	$24,423

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013
Deferred policy acquisition costs	$513,128	$488,525	$452,101
Reserves for losses and loss expenses	10,669,150	10,369,701	10,080,941
Unearned premium	3,137,133	3,026,732	2,781,437
Net premiums earned	6,040,609	5,744,418	5,226,537
Net investment income	512,645	600,885	544,291
Losses and loss expenses incurred:
Current year	3,653,561	3,495,825	3,221,393
Prior years	(46,713)	(75,764)	(78,810)
Loss reserve discount accretion	49,422	70,506	54,441
Amortization of deferred policy acquisition costs	1,102,492	1,053,397	991,070
Paid losses and loss expenses	3,257,015	3,115,227	2,878,071
Net premiums written	6,189,515	5,996,947	5,500,173

See accompanying Report of Independent Registered Public Accounting Firm.