Form 10-Q
period 2016-03-31
BERKLEY W R CORP
filed 2016-05-10
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of May 4, 2016: 122,602,882

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$12,745,436	$12,444,394
Investment funds	1,179,310	1,170,040
Real estate	986,810	936,367
Arbitrage trading account	384,519	376,697
Loans receivable	149,388	273,103
Equity securities	141,699	150,866
Total investments	15,587,162	15,351,467
Cash and cash equivalents	837,515	763,631
Premiums and fees receivable	1,749,273	1,669,186
Due from reinsurers	1,558,749	1,532,829
Deferred policy acquisition costs	547,519	513,128
Prepaid reinsurance premiums	429,058	394,387
Trading account receivables from brokers and clearing organizations	373,833	383,115
Property, furniture and equipment	346,471	348,224
Goodwill	153,747	153,291
Accrued investment income	130,380	123,164
Federal and foreign income taxes	—	48,952
Other assets	517,227	442,782
Total assets	$22,230,934	$21,724,156

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,788,342	$10,669,150
Unearned premiums	3,314,676	3,137,133
Due to reinsurers	256,838	224,752
Trading account securities sold but not yet purchased	35,956	37,035
Federal and foreign income taxes	31,291	—
Other liabilities	754,292	837,937
Senior notes and other debt	1,814,998	1,844,621
Subordinated debentures	446,485	340,320
Total liabilities	17,442,878	17,090,948
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 122,599,552 and 123,307,837 shares, respectively	47,024	47,024
Additional paid-in capital	1,013,572	1,005,455
Retained earnings	6,282,870	6,178,070
Accumulated other comprehensive income (loss)	8,124	(66,698)
Treasury stock, at cost, 112,518,366 and 111,810,081 shares, respectively	(2,600,377)	(2,563,605)
Total stockholders’ equity	4,751,213	4,600,246
Noncontrolling interests	36,843	32,962
Total equity	4,788,056	4,633,208
Total liabilities and equity	$22,230,934	$21,724,156

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2016	2015
REVENUES:
Net premiums written	$1,663,722	$1,575,402
Change in net unearned premiums	(136,387)	(103,389)
Net premiums earned	1,527,335	1,472,013
Net investment income	130,133	124,239
Insurance service fees	40,362	36,518
Net realized investment gains	25,457	19,044
Other-than-temporary impairments	(18,114)	—
Revenues from non-insurance businesses	101,780	92,606
Other income	258	259
Total revenues	1,807,211	1,744,679
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	922,321	900,708
Other operating costs and expenses	582,459	551,046
Expenses from non-insurance businesses	95,531	89,670
Interest expense	32,224	34,538
Total operating costs and expenses	1,632,535	1,575,962
Income before income taxes	174,676	168,717
Income tax expense	(54,428)	(50,273)
Net income before noncontrolling interests	120,248	118,444
Noncontrolling interests	(737)	(137)
Net income to common stockholders	$119,511	$118,307

NET INCOME PER SHARE:
Basic	$0.97	$0.94
Diluted	$0.93	$0.89

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2016	2015
Net income before noncontrolling interests	$120,248	$118,444
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	(2,047)	(47,805)
Change in unrealized investment gains, net of taxes	76,855	16,291
Other comprehensive income (loss)	74,808	(31,514)
Comprehensive income	195,056	86,930
Comprehensive (income) to the noncontrolling interest	(723)	(115)
Comprehensive income to common stockholders	$194,333	$86,815

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2016	2015
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,005,455	$991,512
Stock options exercised and restricted stock units issued including tax benefit	(652)	(1,678)
Restricted stock units expensed	8,769	8,171
End of period	$1,013,572	$998,005
RETAINED EARNINGS:
Beginning of period	$6,178,070	$5,732,410
Net income to common stockholders	119,511	118,307
Dividends	(14,711)	(13,749)
End of period	$6,282,870	$5,836,968
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains:
Beginning of period	$180,695	$306,199
Unrealized gains on securities not other-than-temporarily impaired	76,904	16,308
Unrealized gains (losses) on other-than-temporarily impaired securities	(35)	5
End of period	257,564	322,512
Currency translation adjustments:
Beginning of period	$(247,393)	$(122,649)
Net change in period	(2,047)	(47,805)
End of period	(249,440)	(170,454)
Total accumulated other comprehensive income	$8,124	$152,058
TREASURY STOCK:
Beginning of period	$(2,563,605)	$(2,364,551)
Stock exercised/vested	652	331
Stock repurchased	(37,424)	(91,213)
End of period	$(2,600,377)	$(2,455,433)
NONCONTROLLING INTERESTS:
Beginning of period	$32,962	$34,189
Contributions	3,158	111
Net income	737	137
Other comprehensive (loss), net of tax	(14)	(22)
End of period	$36,843	$34,415
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2016	2015
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$119,511	$118,307
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(7,343)	(19,044)
Depreciation and amortization	30,245	19,203
Noncontrolling interests	737	137
Investment funds	(16,636)	(6,061)
Stock incentive plans	8,766	8,171
Change in:
Arbitrage trading account	383	7,692
Premiums and fees receivable	(79,531)	(71,181)
Reinsurance accounts	(26,319)	(46,260)
Deferred policy acquisition costs	(33,466)	(21,314)
Income taxes	46,780	44,618
Reserves for losses and loss expenses	108,057	152,925
Unearned premiums	171,553	117,403
Other	(181,969)	(243,584)
Net cash from operating activities	140,768	61,012
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	381,732	466,276
Proceeds from sale of equity securities	1,880	9,785
Distributions from investment funds	15,788	(9,363)
Proceeds from maturities and prepayments of fixed maturity securities	455,463	655,349
Purchase of fixed maturity securities	(1,032,129)	(1,094,439)
Purchase of equity securities	(1,108)	(8,882)
Real estate purchased	(53,781)	(44,162)
Change in loans receivable	123,737	41,244
Net additions to property, furniture and equipment	(12,461)	(7,680)
Change in balances due to security brokers	69,642	(2,652)
Payment for business purchased net of cash aquired	(54,313)	—
Net cash from (used in) investing activities	(105,550)	5,476
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(33,721)	(3,240)
Net proceeds from issuance of debt	110,093	—
Cash dividends to common stockholders	(14,711)	(13,749)
Purchase of common treasury shares	(37,424)	(91,213)
Other, net	3,158	(1,187)
Net cash from (used in) financing activities	27,395	(109,389)
Net impact on cash due to change in foreign exchange rates	11,271	(16,845)
Net increase (decrease) in cash and cash equivalents	73,884	(59,746)
Cash and cash equivalents at beginning of year	763,631	674,441
Cash and cash equivalents at end of period	$837,515	$614,695
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Reclassifications have been made in the 2015 financial statements as originally reported to conform to the presentation of the 2016 financial statements.
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months
	Ended March 31,
(In thousands)	2016	2015
Basic	122,780	125,969
Diluted	128,529	132,484

(3) Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation accounting guidance, in response to accounting complexity concerns. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation. The Company adopted this updated guidance on January 1, 2016. This adoption did not have a material effect on the Company's financial condition or results of operations, but did result in additional disclosures.

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts.   ASU 2015-09 requires companies that issue short duration insurance contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The amendments in ASU 2015-09 should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As the requirements are disclosure only, the adoption of this guidance will not impact our financial condition or results of operations.

All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Acquisitions/Dispositions

In February 2016, the Company acquired an 85% ownership interest for $42.3 million in a company engaged in the distribution of promotional merchandise. The fair value of the assets acquired and liabilities assumed have been estimated based on a preliminary valuation. The fair values of the assets and liabilities will be adjusted, as needed, following completion of the final valuation.

The following table summarizes the initial estimated fair value of net assets acquired and liabilities assumed for the business combination completed in 2016:

(In thousands)	2016

Cash and cash equivalents	$1,072
Real estate, furniture and equipment	701
Goodwill and other intangibles assets	40,282
Premiums and service fees receivable	3,845
Other assets	5,166
Total assets acquired	51,066

Other liabilities assumed	(4,931)
Noncontrolling interest	(3,850)
Net assets acquired	$42,285

(5) Consolidated Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the three months ended March 31, 2016:
Changes in AOCI
Beginning of period	$180,695		$(247,393)	$(66,698)
Other comprehensive income (loss) before reclassifications	78,242		(2,047)	76,195
Amounts reclassified from AOCI	(1,387)		—	(1,387)
Other comprehensive income (loss)	76,855		(2,047)	74,808
Unrealized investment gain related to non-controlling interest	14		—	14
End of period	$257,564		$(249,440)	$8,124
Amounts reclassified from AOCI
Pre-tax	$(2,134)	(1)	$—	$(2,134)
Tax effect	747	(2)	—	747
After-tax amounts reclassified	$(1,387)		$—	$(1,387)
Other comprehensive income (loss)
Pre-tax	$114,390		$(2,047)	$112,343
Tax effect	(37,535)		—	(37,535)
Other comprehensive income (loss)	$76,855		$(2,047)	$74,808

As of and for the three months ended March 31, 2015:
Changes in AOCI
Beginning of period	$306,199		$(122,649)	$183,550
Other comprehensive income (loss) before reclassifications	24,592		(47,805)	(23,213)
Amounts reclassified from AOCI	(8,301)		—	(8,301)
Other comprehensive income (loss)	16,291		(47,805)	(31,514)
Unrealized investment gain related to non-controlling interest	22		—	22
End of period	$322,512		$(170,454)	$152,058
Amounts reclassified from AOCI
Pre-tax	$(12,771)	(1)	$—	$(12,771)
Tax effect	4,470	(2)	—	4,470
After-tax amounts reclassified	$(8,301)		$—	$(8,301)
Other comprehensive income (loss)
Pre-tax	$24,536		$(47,805)	$(23,269)
Tax effect	(8,245)		—	(8,245)
Other comprehensive income (loss)	$16,291		$(47,805)	$(31,514)

_______________
(1) Net investment (gains) losses in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $56,968,000 and $56,632,000 and income taxes paid were $5,644,000 and $4,769,000 in the three months ended March 31, 2016 and 2015, respectively.

(7) Investments in Fixed Maturity Securities
At March 31, 2016 and December 31, 2015, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2016
Held to maturity:
State and municipal	$78,264	$17,340	$—	$95,604	$78,264
Residential mortgage-backed	18,405	2,470	—	20,875	18,405
Total held to maturity	96,669	19,810	—	116,479	96,669
Available for sale:
U.S. government and government agency	571,330	27,602	(981)	597,951	597,951
State and municipal:
Special revenue	2,613,723	120,174	(2,047)	2,731,850	2,731,850
State general obligation	595,465	30,624	(1,817)	624,272	624,272
Pre-refunded	407,586	32,630	—	440,216	440,216
Corporate backed	388,408	15,034	(618)	402,824	402,824
Local general obligation	356,266	29,357	(17)	385,606	385,606
Total state and municipal	4,361,448	227,819	(4,499)	4,584,768	4,584,768
Mortgage-backed securities:
Residential (1)	1,067,877	27,520	(5,548)	1,089,849	1,089,849
Commercial	65,138	778	(616)	65,300	65,300
Total mortgage-backed securities	1,133,015	28,298	(6,164)	1,155,149	1,155,149
Asset-backed	1,855,301	11,949	(22,846)	1,844,404	1,844,404
Corporate:
Industrial	2,007,460	106,650	(20,538)	2,093,572	2,093,572
Financial	1,176,238	39,566	(13,664)	1,202,140	1,202,140
Utilities	197,336	10,771	(1,958)	206,149	206,149
Other	66,289	426	—	66,715	66,715
Total corporate	3,447,323	157,413	(36,160)	3,568,576	3,568,576
Foreign	849,800	54,580	(6,461)	897,919	897,919
Total available for sale	12,218,217	507,661	(77,111)	12,648,767	12,648,767
Total investments in fixed maturity securities	$12,314,886	$527,471	$(77,111)	$12,765,246	$12,745,436

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2015
Held to maturity:
State and municipal	$77,129	$16,246	$—	$93,375	$77,129
Residential mortgage-backed	19,138	2,207	—	21,345	19,138
Total held to maturity	96,267	18,453	—	114,720	96,267
Available for sale:
U.S. government and government agency	645,092	27,660	(2,333)	670,419	670,419
State and municipal:
Special revenue	2,510,816	102,909	(3,737)	2,609,988	2,609,988
State general obligation	583,456	28,068	(2,070)	609,454	609,454
Pre-refunded	439,772	32,056	(31)	471,797	471,797
Corporate backed	388,904	14,039	(402)	402,541	402,541
Local general obligation	342,158	24,270	(29)	366,399	366,399
Total state and municipal	4,265,106	201,342	(6,269)	4,460,179	4,460,179
Mortgage-backed securities:
Residential (1)	1,126,382	18,935	(11,180)	1,134,137	1,134,137
Commercial	64,975	875	(128)	65,722	65,722
Total mortgage-backed securities	1,191,357	19,810	(11,308)	1,199,859	1,199,859
Asset-backed	1,706,694	12,892	(14,414)	1,705,172	1,705,172
Corporate:
Industrial	1,976,393	75,168	(30,027)	2,021,534	2,021,534
Financial	1,153,096	31,744	(11,819)	1,173,021	1,173,021
Utilities	192,857	8,321	(2,527)	198,651	198,651
Other	81,607	245	(20)	81,832	81,832
Total corporate	3,403,953	115,478	(44,393)	3,475,038	3,475,038
Foreign	799,839	50,310	(12,689)	837,460	837,460
Total available for sale	12,012,041	427,492	(91,406)	12,348,127	12,348,127
Total investments in fixed maturity securities	$12,108,308	$445,945	$(91,406)	$12,462,847	$12,444,394
____________

(1)
Gross unrealized losses for residential mortgage-backed securities include $1,324,214 and $1,269,491 as of March 31, 2016 and December 31, 2015, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at March 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$812,491	$822,851
Due after one year through five years	4,360,294	4,522,431
Due after five years through ten years	3,482,275	3,659,124
Due after ten years	2,508,406	2,584,816
Mortgage-backed securities	1,151,420	1,176,024
Total	$12,314,886	$12,765,246
At March 31, 2016 and 2015, there were no investments that exceeded 10% of common stockholder's equity, other than investments in United States government and government agency securities.

(8) Investments in Equity Securities Available for Sale
At March 31, 2016 and December 31, 2015, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2016
Common stocks	$38,686	$424	$(1,539)	$37,571	$37,571
Preferred stocks	106,990	7,582	(10,444)	104,128	104,128
Total	$145,676	$8,006	$(11,983)	$141,699	$141,699
December 31, 2015
Common stocks	$56,462	$—	$(19,189)	$37,273	$37,273
Preferred stocks	108,730	8,216	(3,353)	113,593	113,593
Total	$165,192	$8,216	$(22,542)	$150,866	$150,866

(9) Arbitrage Trading Account
At March 31, 2016 and December 31, 2015, the fair and carrying values of the arbitrage trading account were $385 million and $377 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of March 31, 2016, the fair value of long option contracts outstanding was $0.5 million (notional amount of $6.7 million) and the fair value of short option contracts outstanding was $0.4 million (notional amount of $12.7 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months
	Ended March 31,
(In thousands)	2016	2015
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$108,835	$108,129
Investment funds	16,636	6,061
Arbitrage trading account	3,190	8,979
Equity securities available for sale	868	1,180
Real estate	2,717	2,767
Gross investment income	132,246	127,116
Investment expense	(2,113)	(2,877)
Net investment income	$130,133	$124,239

(11) Investment Funds
The Company evaluates whether it is an investor in a variable interest entities (VIE).  Such entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support, or the equity investors, as a group, do not have the characteristics of a controlling financial interest (primary beneficiary).  The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose, and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE and on an ongoing basis.  The Company is not the primary beneficiary in any of its investment funds, and accordingly, carries its interests in investments funds under the equity method of accounting.

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and any unfunded commitment.
Investment funds consist of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	Three months ended March 31,
(In thousands)	2016	2015	2016	2015
Real estate	$597,380	$580,830	$17,037	$26,012
Energy	95,849	93,719	(3,924)	(21,868)
Hedge equity	67,728	70,580	(2,852)	(873)
Other funds	418,353	424,911	6,375	2,790
Total	$1,179,310	$1,170,040	$16,636	$6,061

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

Other funds include private equity investments carried on the equity method of accounting, which includes a publicly traded common stock investment in HealthEquity, Inc. (HQY). Our ownership interest in HQY as of March 31, 2016 is approximately 21% with a fair value of $295.3 million and a carrying value of $46.3 million.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2016	2015
Properties in operation	$239,476	$226,055
Properties under development	747,334	710,312
Total	$986,810	$936,367

In 2016, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $10,896,000 and $9,073,000 as of March 31, 2016 and December 31, 2015, respectively. Related depreciation expense was $1,668,000 and $2,543,000 for the three months ended March 31, 2016 and 2015, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $9,614,350 in 2016, $15,791,035 in 2017, $14,793,678 in 2018, $11,822,103 in 2019, $9,830,091 in 2020, $9,591,819 in 2021 and $343,543,992 thereafter.

Properties under development include an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Amortized cost (net of valuation allowance):
Real estate loans	$121,861	$200,499
Commercial loans	27,527	72,604
Total	$149,388	$273,103

Fair value:
Real estate loans	$124,393	$201,641
Commercial loans	27,527	74,106
Total	$151,920	$275,747

Valuation allowance:
Specific	$555	$—
General	2,107	2,094
Total	$2,662	$2,094

	2016	2015
Increase (decrease) in valuation allowance	$568	$(47)

Loans receivable in non-accrual status were $6.7 million and $3.1 million as of March 31, 2016 and December 31, 2015, respectively.
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
The real estate loans are secured by commercial real estate primarily located in Delaware, Maryland, and New York. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at March 31, 2016, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended March 31,
(In thousands)	2016	2015
Realized investment gains (losses):
Fixed maturity securities:
Gains	$23,064	$4,146
Losses	(2,940)	(1,077)
Equity securities available for sale	125	9,702
Investment funds	(460)	(1,511)
Real estate	5,024	—
Other	644	7,784
Net realized gains on investments sales	25,457	19,044
Other-than-temporary impairments (1)	(18,114)	—
Net investment gains	7,343	19,044
Income tax expense	(2,570)	(6,665)
After-tax net realized investment gains	$4,773	$12,379

Change in unrealized investment gains and losses of available for sale securities:
Fixed maturity securities	$92,428	$42,480
Previously impaired fixed maturity securities	(55)	8
Equity securities available for sale	13,137	(6,845)
Investment funds	8,880	(11,107)
Total change in unrealized investment gains (losses)	114,390	24,536
Income tax benefit (expense)	(37,535)	(8,245)
Noncontrolling interests	14	22
After-tax change in unrealized investment gains and losses of available for sale securities	$76,869	$16,313
(1) Other than temporary impairments (OTTI) for the three months ended March 31, 2016 were $18.1 million related to common stock.

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at March 31, 2016 and December 31, 2015 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2016
U.S. government and government agency	$24,911	$79	$43,226	$902	$68,137	$981
State and municipal	210,419	1,903	171,433	2,596	381,852	4,499
Mortgage-backed securities	135,022	1,748	155,445	4,416	290,467	6,164
Asset-backed securities	1,207,153	14,032	230,979	8,814	1,438,132	22,846
Corporate	362,296	25,162	79,582	10,998	441,878	36,160
Foreign	41,278	3,964	25,672	2,497	66,950	6,461
Fixed maturity securities	1,981,079	46,888	706,337	30,223	2,687,416	77,111
Common stocks	—	—	7,474	1,539	7,474	1,539
Preferred stocks	35,241	6,512	27,657	3,932	62,898	10,444
Equity securities available for sale	35,241	6,512	35,131	5,471	70,372	11,983
Total	$2,016,320	$53,400	$741,468	$35,694	$2,757,788	$89,094

December 31, 2015
U.S. government and government agency	$101,660	$487	$64,500	$1,846	$166,160	$2,333
State and municipal	501,952	4,404	106,681	1,865	608,633	6,269
Mortgage-backed securities	381,986	3,639	184,807	7,669	566,793	11,308
Asset-backed securities	1,091,078	7,703	190,467	6,711	1,281,545	14,414
Corporate	1,232,940	35,406	76,797	8,987	1,309,737	44,393
Foreign	169,190	8,822	19,528	3,867	188,718	12,689
Fixed maturity securities	3,478,806	60,461	642,780	30,945	4,121,586	91,406
Common stocks	18,641	18,005	7,829	1,184	26,470	19,189
Preferred stocks	—	—	22,320	3,353	22,320	3,353
Equity securities available for sale	18,641	18,005	30,149	4,537	48,790	22,542
Total	$3,497,447	$78,466	$672,929	$35,482	$4,170,376	$113,948
Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2016 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	12	$35,540	$1,866
Asset-backed securities	7	26,322	261
Corporate	15	92,666	10,780
Foreign government	5	22,414	3,011
Total	39	$176,942	$15,918

For OTTI of fixed maturity securities that management does not intend to sell or, to be required to sell, the portion of the decline in value that is considered to be due to credit factors recognized in earnings, and the portion of the decline in value that is considered to be due to non-credit factors is recognized in other comprehensive income.

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
Preferred Stocks– At March 31, 2016, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $62.9 million and a gross unrealized loss of $10.4 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI.
Common Stocks - At March 31, 2016, there was one common stock in an unrealized loss position, with a fair value of $7.5 million and a gross unrealized loss of $1.5 million. Based on management's view of the underlying security, the Company does not consider the equity security to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million and $2 million at March 31, 2016 and December 31, 2015, respectively.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$597,951	$—	$597,951	$—
State and municipal	4,584,768	—	4,584,768	—
Mortgage-backed securities	1,155,149	—	1,155,149	—
Asset-backed securities	1,844,404	—	1,844,207	197
Corporate	3,568,576	—	3,568,576	—
Foreign government	897,919	—	897,919	—
Total fixed maturity securities available for sale	12,648,767	—	12,648,570	197
Equity securities available for sale:
Common stocks	37,571	30,097	—	7,474
Preferred stocks	104,128	—	100,488	3,640
Total equity securities available for sale	141,699	30,097	100,488	11,114
Arbitrage trading account	384,519	244,647	139,742	130
Total	$13,174,985	$274,744	$12,888,800	$11,441
Liabilities:
Trading account securities sold but not yet purchased	$35,956	$35,956	$—	$—

December 31, 2015
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$670,419	$—	$670,419	$—
State and municipal	4,460,179	—	4,460,179	—
Mortgage-backed securities	1,199,859	—	1,199,859	—
Asset-backed securities	1,705,172	—	1,704,973	199
Corporate	3,475,038	—	3,474,884	154
Foreign government	837,460	—	837,460	—
Total fixed maturity securities available for sale	12,348,127	—	12,347,774	353
Equity securities available for sale:
Common stocks	37,273	29,444	—	7,829
Preferred stocks	113,593	—	109,969	3,624
Total equity securities available for sale	150,866	29,444	109,969	11,453
Arbitrage trading account	376,697	256,914	119,607	176
Total	$12,875,690	$286,358	$12,577,350	$11,982
Liabilities:
Trading account securities sold but not yet purchased	$37,035	$35,559	$1,476	$—
There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2016 or during the year ended December 31, 2015.

The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2016 and for the year ended December 31, 2015:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers	Ending Balance
								In / (Out)
Three months ended March 31, 2016
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$199	$1	$1	$—	$—	$—	$(4)	$—	$197
Corporate	154	177	—	—	—	(331)	—	—	—
Total	353	178	1	—	—	(331)	(4)	—	197
Equity securities available for sale:
Common stocks	7,829	—	(355)	—	—	—	—	—	7,474
Preferred stocks	3,624	16	—	—	—	—	—	—	3,640
Total	11,453	16	(355)	—	—	—	—	—	11,114
Arbitrage trading account	176	(46)	—	—	—	—	—	—	130
Total	$11,982	$148	$(354)	$—	$—	$(331)	$(4)	$—	$11,441

Year ended December 31, 2015:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$20,611	$19	$191	$—	$—	$—	$(1,820)	$(18,802)	$199
Corporate	154	—	—	—	—	—	—	—	154
Total	20,765	19	191	—	—	—	(1,820)	(18,802)	353
Equity securities available for sale:
Common stocks	10,741	—	(273)	(2,331)	—	(308)	—	—	7,829
Preferred stocks	3,713	(89)	—	—	—	—	—	—	3,624
Total	14,454	(89)	(273)	(2,331)	—	(308)	—	—	11,453
Arbitrage trading account	720	(799)	—	—	72,640	(71,921)	—	(464)	176
Total	$35,939	$(869)	$(82)	$(2,331)	$72,640	$(72,229)	$(1,820)	$(19,266)	$11,982
During the three months ended March 31, 2016, there were no transfers out of Level 3. During the year ended December 31, 2015, five securities were transferred out of Level 3 as an observable price became available.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$12,745,436	$12,765,246	$12,444,394	$12,462,847
Equity securities available for sale	141,699	141,699	150,866	150,866
Arbitrage trading account	384,519	384,519	376,697	376,697
Loans receivable	149,388	151,920	273,103	275,747
Cash and cash equivalents	837,515	837,515	763,631	763,631
Trading account receivables from brokers and clearing organizations	373,833	373,833	383,115	383,115
Due from broker	—	—	1,713	1,713
Liabilities:
Due to broker	71,024	71,024	—	—
Trading account securities sold but not yet purchased	35,956	35,956	37,035	37,035
Subordinated debentures	446,485	462,256	340,320	355,880
Senior notes and other debt	1,814,998	2,018,282	1,844,621	2,029,572
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

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months
	Ended March 31,
(In thousands)	2016	2015
Written premiums:
Direct	$1,709,129	$1,647,341
Assumed	246,568	204,464
Ceded	(291,975)	(276,403)
Total net premiums written	$1,663,722	$1,575,402

Earned premiums:
Direct	$1,568,067	$1,524,736
Assumed	218,367	203,342
Ceded	(259,099)	(256,065)
Total net premiums earned	$1,527,335	$1,472,013

Ceded losses and loss expenses incurred	$126,929	$118,391
Ceded commissions earned	$47,973	$43,651
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of March 31, 2016 and December 31, 2015.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $9 million and $8 million for the three months ended March 31, 2016 and 2015, respectively. A summary of RSUs issued in the three months ended March 31, 2016 and 2015 follows:

($ in thousands)	Units	Fair Value
Three months ended March 31,
2016	5,580	$286
2015	10,000	$503

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

(21) Industry Segments
The Company’s reportable segments include the following two business segments:

•
Insurance - primarily commercial insurance business, including excess and surplus lines and admitted lines in the United States, United Kingdom, Continental Europe, South America, Canada, Scandinavia, Asia and Australia; and

•	Reinsurance - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, the Asia-Pacific Region, and South Africa.
Commencing with the first quarter of 2016, the Company changed the aggregation of its business segments. Insurance-Domestic operating units and Insurance-International operating units, previously reported separately, have been aggregated into the Insurance segment. The segment disclosures for prior periods have been revised to be consistent with the new reportable business segment presentation. The segment disclosures for the years ended December 31, 2015, 2014 and 2013, and as of December 31, 2015 and 2014, have also been included herein, revised for the new reportable business segment presentation.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated based upon the Company's overall effective tax rate.

Summary financial information about the Company's reporting segments is presented in the following tables. Income (loss) before income taxes by segment includes allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2016:
Insurance	$1,375,358	$105,229	$26,793	$1,507,380	$205,915	$139,270
Reinsurance	151,977	18,401	—	170,378	21,797	15,117
Corporate, other and eliminations (1)	—	6,503	115,607	122,110	(60,379)	(39,649)
Net investment gains	—	—	7,343	7,343	7,343	4,773
Consolidated	$1,527,335	$130,133	$149,743	$1,807,211	$174,676	$119,511
Three months ended March 31, 2015:
Insurance	$1,311,276	$99,084	$25,575	$1,435,935	$188,169	$130,039
Reinsurance	160,737	17,041	—	177,778	20,262	14,500
Corporate, other and eliminations (1)	—	8,114	103,808	111,922	(58,758)	(38,611)
Net investment gains	—	—	19,044	19,044	19,044	12,379
Consolidated	$1,472,013	$124,239	$148,427	$1,744,679	$168,717	$118,307
Twelve months ended December 31, 2015:
Insurance	$5,431,500	$410,457	$96,487	$5,938,444	$776,593	$532,286
Reinsurance	609,109	74,226	—	683,335	94,852	66,627
Corporate, other and eliminations (1)	—	27,962	464,392	492,354	(231,739)	(155,230)
Net investment gains	—	—	92,324	92,324	92,324	60,011
Consolidated	$6,040,609	$512,645	$653,203	$7,206,457	$732,030	$503,694
Twelve months ended December 31, 2014
Insurance	$5,074,308	$484,039	$106,853	$5,665,200	$826,088	$561,643
Reinsurance	670,110	88,821	—	758,931	115,677	79,720
Corporate, other and eliminations (1)	—	28,025	421,920	449,945	(244,421)	(158,133)
Net investment gains	—	—	254,852	254,852	254,852	165,654
Consolidated	$5,744,418	$600,885	$783,625	$7,128,928	$952,196	$648,884
Twelve months ended December 31, 2013
Insurance	$4,505,567	$451,319	$107,517	$5,064,403	$705,662	$490,273
Reinsurance	720,970	89,090	—	810,060	110,425	78,013
Corporate, other and eliminations (1)	—	3,882	408,645	412,527	(238,743)	(142,479)
Net investment gains	—	—	121,544	121,544	121,544	74,118
Consolidated	$5,226,537	$544,291	$637,706	$6,408,534	$698,888	$499,925
________
(1) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable Assets

(In thousands)	March 31, 2016	December 31, 2015	December 31, 2014
Insurance	$18,232,365	$18,063,730	$17,944,847
Reinsurance	2,595,231	2,441,340	2,713,554
Corporate, other and eliminations	1,403,338	1,219,086	1,058,290
Consolidated	$22,230,934	$21,724,156	$21,716,691

Net premiums earned by major line of business are as follows:

	For the Three Months
	Ended March 31,
(In thousands)	2016	2015
Insurance:
Other liability	$422,956	$396,904
Workers’ compensation	345,503	314,738
Short-tail lines	331,857	323,090
Commercial automobile	156,817	165,560
Professional liability	118,225	110,984
Total Insurance	1,375,358	1,311,276

Reinsurance:
Casualty	100,334	112,816
Property	51,643	47,921
Total Reinsurance	151,977	160,737

Total	$1,527,335	$1,472,013

SAFE HARBOR STATEMENT

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2016 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015; the ability of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results for the year 2016 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates in two business segments: Insurance and Reinsurance. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance, enterprise risk management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
An important part of our strategy is to form new operating units to capitalize on various business opportunities. Over the years, the Company has formed numerous operating units that are focused on important parts of the economy in the U.S., including high net worth personal lines, healthcare, energy and agriculture, and on growing international markets, including Scandinavia, Australia, the Asia-Pacific region and South America.
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
Commencing with the first quarter of 2016, the Company changed the aggregation of its business segments. Insurance-Domestic operating units and Insurance-International operating units, previously reported separately, have been aggregated into the Insurance segment. The segment disclosures for prior periods have been revised to be consistent with the new reportable business segment presentation.

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
Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what management expects the ultimate settlement and claim administration will cost. While the methods for establishing reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to uncertainty. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of trends in claims severity and frequency, judicial theories of liability and other factors, including the actions of third parties which are beyond the Company’s control. These variables are affected by external and internal events, such as inflation and economic volatility, judicial and litigation trends, reinsurance coverage, legislative changes and claim handling and reserving practices, which make it more difficult to accurately predict claim costs. The inherent uncertainties of estimating reserves are greater for certain types of liabilities where long periods of time elapse before a definitive determination of liability is made. Because setting reserves is inherently uncertain, the Company cannot provide assurance that its current reserves will prove adequate in light of subsequent events.
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
Our net reserves for losses and loss expenses of approximately $9.4 billion as of March 31, 2016 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.4 billion, or 15%, of the Company’s net loss reserves as of March 31, 2016 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2016	December 31, 2015
Insurance	$7,937,268	$7,876,193
Reinsurance	1,435,168	1,368,679
Net reserves for losses and loss expenses	9,372,436	9,244,872
Ceded reserves for losses and loss expenses	1,415,906	1,424,278
Gross reserves for losses and loss expenses	$10,788,342	$10,669,150
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2016
Other liability	$1,107,501	$1,946,085	$3,053,586
Workers’ compensation (1)	1,610,777	1,301,373	2,912,150
Professional liability	250,468	475,044	725,512
Commercial automobile	361,386	253,886	615,272
Short-tail lines (2)	334,239	296,509	630,748
Total Insurance	3,664,371	4,272,897	7,937,268
Reinsurance (1)	677,120	758,048	1,435,168
Total	$4,341,491	$5,030,945	$9,372,436

December 31, 2015
Other liability	$1,079,641	$1,947,637	$3,027,278
Workers’ compensation (1)	1,655,726	1,263,508	2,919,234
Professional liability	256,783	478,796	735,579
Commercial automobile	352,208	242,071	594,279
Short-tail lines (2)	317,375	282,448	599,823
Total Insurance	3,661,733	4,214,460	7,876,193
Reinsurance (1)	631,666	737,013	1,368,679
Total	$4,293,399	$4,951,473	$9,244,872
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $689 million and $699 million as of March 31, 2016 and December 31, 2015, respectively.
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

Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Net decrease in prior year loss reserves	$5,601	$2,499
Increase in prior year earned premiums	6,687	9,304
Net favorable prior year development	$12,288	$11,803

In 2016, favorable prior year development (net of additional and return premiums) of $12.3 million included $11.6 million for the Insurance segment and $0.7 million for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business from accident years 2010 through 2015, partially offset by adverse development for commercial auto liability from accident years 2011 through 2014. The favorable development for workers' compensation reflects favorable claim frequency trends (i.e., number of reported claims per unit of exposure), while the unfavorable development for commercial auto liability was driven by higher large loss activity than expected.
In 2015, favorable reserve development (net of additional and return premiums) of $12 million was primarily related to the excess and surplus lines casualty business within the Insurance segment, partially offset by adverse development in commercial auto liability. The favorable development for excess and surplus lines reflected the continuation of favorable claim frequency trends (i.e., number of reported claims per unit of exposure), while the unfavorable development for commercial auto liability was driven by higher large loss activity.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,982 million and $2,308 million at March 31, 2016 and December 31, 2015, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $689 million and $699 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.9%.

Substantially all of the workers’ compensation discount (98% at March 31, 2016) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 2% of total discounted reserves at March 31, 2016), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease.  These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $69 million at March 31, 2016 and $62 million at December 31, 2015. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of March 31, 2016:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	351	$2,631,606	$55,136
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	4	14,143	7,584
Twelve months and longer	5	41,667	14,391
Total	360	$2,687,416	$77,111
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2016 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Mortgage-backed securities	12	$35,540	$1,866
Asset-backed securities	7	26,322	261
Corporate	15	92,666	10,780
Foreign government	5	22,414	3,011
Total	39	$176,942	$15,918

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
Preferred Stocks - At March 31, 2016, there were five preferred stocks in an unrealized loss position, with an aggregate fair value of $62.9 million and a gross unrealized loss of $10.4 million. Based on management's view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI.
Common Stocks – At March 31, 2016, there was one common stock in an unrealized loss position, with fair value of $7.5 million and a gross unrealized loss of $1.5 million. Based upon management’s view of the underlying value of this security, the Company does not consider the equity security to be OTTI. For the three months ended March 31, 2016, the

Company reported OTTI for common stocks of $18.1 million. There were no OTTI of common stocks for the three months ended March 31, 2015.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million and $2 million at March 31, 2016 and December 31, 2015, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2016:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$12,403,307	98.1%
Syndicate manager	65,588	0.5
Directly by the Company based on:
Observable data	179,675	1.4
Cash flow model	197	—
Total	$12,648,767	100.0

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2016, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2016 and 2015. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2016	2015
Insurance:
Gross premiums written	$1,763,070	$1,692,403
Net premiums written	1,488,737	1,425,139
Net premiums earned	1,375,358	1,311,276
Loss ratio	60.5%	61.1%
Expense ratio	32.5%	32.4%
GAAP combined ratio	93.0%	93.5%
Reinsurance:
Gross premiums written	$192,627	$159,402
Net premiums written	174,985	150,263
Net premiums earned	151,977	160,737
Loss ratio	59.6%	62.2%
Expense ratio	38.2%	35.8%
GAAP combined ratio	97.8%	98.0%
Consolidated:
Gross premiums written	$1,955,697	$1,851,805
Net premiums written	1,663,722	1,575,402
Net premiums earned	1,527,335	1,472,013
Loss ratio	60.4%	61.2%
Expense ratio	33.1%	32.7%
GAAP combined ratio	93.5%	93.9%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2016 and 2015:

(In thousands, except per share data)	2016	2015
Net income to common stockholders	$119,511	$118,307
Weighted average diluted shares	128,529	132,484
Net income per diluted share	$0.93	$0.89
The Company reported net income of $120 million in 2016 compared to $118 million in 2015. The 1% increase in net income was primarily due to an increase in after-tax underwriting income of $7 million and an increase in after-tax net investment income of $2 million, largely offset by a net decrease in after-tax net investment gains and other than temporary impairments of $7 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2016 and 2015.
Premiums. Gross premiums written were $1,956 million in 2016, an increase of 6% from $1,852 million in 2015. The growth was due primarily to an increase in new business of 7%. Approximately 77.8% of policies expiring in 2016 were renewed, compared with a 79.2% renewal retention rate for policies expiring in 2015.
Average renewal premium rates for insurance and facultative reinsurance increased 1% in 2016 when adjusted for change in exposures. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.

A summary of gross premiums written in 2016 compared with 2015 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4% to $1,763 million in 2016 from $1,692 million in 2015. Gross premiums increased $49 million (10%) for other liability, $32 million (7%) for workers' compensation and $11 million (8%) for professional liability, and decreased $11 million (3%) for short-tail lines and $10 million (6%) for commercial auto.

•
Reinsurance - gross premiums increased 21% to $193 million in 2016 from $159 million in 2015. Gross premiums increased $39 million (82%) for property lines and decreased $5 million (5%) for casualty lines. The increase in property premiums was primarily due to growth in structured property reinsurance.

Net premiums written were $1,664 million in 2016, an increase of 6% from $1,575 million in 2015. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2016 and in 2015.
Premiums earned increased 4% to $1,527 million in 2016 from $1,472 million in 2015. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2016 are related to business written during both 2016 and 2015. Audit premiums were $41 million in 2016 compared with $37 million in 2015.
Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2016 and 2015:

	Amount		Average Annualized Yield
($ In thousands)	2016	2015	2016	2015
Fixed maturity securities, including cash and cash equivalents and loans receivable	$108,835	$108,129	3.2%	3.3%
Investment funds	16,636	6,061	5.5	2.0
Arbitrage trading account	3,190	8,979	3.7	6.8
Real estate	2,717	2,767	1.1	1.5
Equity securities available for sale	868	1,180	2.2	2.9
Gross investment income	132,246	127,116	3.3	3.2
Investment expenses	(2,113)	(2,877)
Total	$130,133	$124,239	3.2%	3.1%
Net investment income increased 4.7% to $130 million in 2016 from $124 million in 2015 due primarily to a $10 million increase in income from investment funds partially offset by a decrease in the arbitrage trading account of $6 million. The increase in investment income from investment funds (reported on a one-quarter lag) was primarily due to improvement in the performance for energy funds. Average invested assets, at cost (including cash and cash equivalents), were $16.2 billion in 2016 and $16.0 billion in 2015.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased to $40 million in 2016 from $37 million in 2015.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $25 million in 2016 compared with $19 million in 2015.
Other-Than-Temporary Impairments. Other-than-temporary impairments of $18 million in 2016, were related to common stocks. There were no impairments in 2015.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $102 million in 2016 and $93 million in 2015.
Losses and Loss Expenses. Losses and loss expenses increased to $922 million in 2016 from $901 million in 2015. The consolidated loss ratio was 60.4% in 2016 and 61.2% in 2015. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $16 million in 2016 and $14 million in 2015. Favorable prior year reserve development (net of premium offsets) was $12 million in both 2016 and 2015. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.8 points to 60.2% in 2016 from 61.0% in 2015.
A summary of loss ratios in 2016 compared with 2015 by business segment follows:

•
Insurance - The loss ratio of 60.5% in 2016 was 0.6 points lower than the loss ratio of 61.1% in 2015. Catastrophe losses were $15 million in 2016 compared with $14 million in 2015. Favorable prior year reserve development was $12 million in both 2016 and 2015. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.7 points to 60.2% in 2016 from 60.9% in 2015.

•
Reinsurance - The loss ratio of 59.6% in 2016 was 2.6 points lower than the loss ratio of 62.2% in 2015. Catastrophe losses were $0.5 million in 2016 compared with none in 2015. Favorable prior year reserve development was $0.7 million in 2016 compared with $0.2 million in 2015. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.6 points to 59.7% in 2016 from 62.3% in 2015.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2016	2015
Underwriting expenses	$505,255	$482,060
Service expenses	33,798	31,084
Net foreign currency losses (gains)	3,728	(567)
Other costs and expenses	39,678	38,469
Total	$582,459	$551,046
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 4.8% compared with an increase in net premiums earned of 3.8%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 33.1% from 32.7% in 2015 due, in part, to expenses associated with new business initiatives.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $34 million in 2016 from $31 million in 2015.
Net foreign currency losses (gains) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $3.7 million in 2016 compared to gain of $0.6 million in 2015.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses increased to $39.7 million in 2016 from $38.5 million in 2015.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $96 million in 2016 compared to $90 million in 2015.
Interest Expense. Interest expense was $32 million in 2016 compared with $35 million in 2015. The Company repaid $200 million of 5.60% senior notes at maturity on May 15, 2015. In February 2016, the Company issued $110 million of junior subordinated debentures.
Income Taxes. The effective income tax rate was 31.1% in 2016 and 29.8% in 2015. The higher tax rate in 2016 was due, in part, to the higher overall effective tax rate related to the Company's foreign operations. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $72 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $9 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 3.1 years at March 31, 2016, down from 3.3 years at December 31, 2015. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2016 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$597,951	3.6%
State and municipal:
Special revenue	2,754,797	16.8
State general obligation	657,062	4.0
Pre-refunded (1)	441,106	2.7
Local general obligation	407,243	2.5
Corporate backed	402,824	2.5
Total state and municipal	4,663,032	28.5
Mortgage-backed securities:
Agency	832,541	5.1
Residential-Prime	227,355	1.4
Commercial	65,300	0.4
Residential-Alt A	48,358	0.3
Total mortgage-backed securities	1,173,554	7.2
Asset-backed securities	1,844,404	11.2
Corporate:
Industrial	2,093,572	12.7
Financial	1,202,140	7.3
Utilities	206,149	1.3
Other	66,715	0.4
Total corporate	3,568,576	21.7
Foreign government and foreign government agencies	897,919	5.5
Total fixed maturity securities	12,745,436	77.7
Equity securities available for sale:
Preferred stocks	104,128	0.6
Common stocks	37,571	0.2
Total equity securities available for sale	141,699	0.8
Investment funds	1,179,310	7.2
Real estate	986,810	6.0
Cash and cash equivalents	837,515	5.1
Arbitrage trading account	384,519	2.3
Loans receivable	149,388	0.9
Total investments	$16,424,677	100.0%

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
At March 31, 2016, investments in foreign government fixed maturity securities (which are generally held by the Company's foreign operations) were as follows:

(In thousands)	Carrying Value
Australia	$250,641
Argentina	161,778
Canada	158,180
United Kingdom	157,261
Germany	52,226
Supranational (1)	36,421
Norway	33,904
Brazil	31,388
Singapore	6,483
Colombia	5,798
Uruguay	3,839
Total	$897,919
________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction and Development.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At March 31, 2016, the carrying value of investment funds was $1,179 million, including investments in real estate funds of $597 million, energy funds of $96 million and hedge equity funds of $68 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2016, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are three properties under development: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $149 million and an aggregate fair value of $152 million at March 31, 2016. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of March 31, 2016. Loans receivable include real estate loans of $122 million that are secured by commercial real estate located primarily in Delaware, Maryland, and New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $27 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.1 years at March 31, 2016, down from 3.3 years at December 31, 2015.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $141 million in the first three months of 2016 from $61 million in the comparable period in 2015, primarily due to the timing of tax payments, premium collections and expense payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 83% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2016. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At March 31, 2016, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,261 million and a face amount of $2,288 million. The maturities of the outstanding debt are $23 million in 2016, $36 million in 2017, $441 million in 2019, $300 million in 2020, $426 million in 2022, $250 million in 2037, $350 million in 2044, $352 million in 2053 and $110 million in 2056.

In March 2016, the Company issued $110 million aggregate principal amount of its 5.9% junior subordinated debentures due 2056. In May 2015, the Company repaid $200 million of 5.60% senior notes at maturity and $71 million of mortgage loans.
Equity. At March 31, 2016, total common stockholders’ equity was $4.8 billion, common shares outstanding were approximately 123 million and stockholders’ equity per outstanding share was $38.75. During the three months ended March 31, 2016, the Company repurchased 734,055 shares of its common stock for $37 million.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $7 billion at March 31, 2016. The percentage of the Company’s capital attributable to debt and subordinated debentures was 32% at March 31, 2016 and December 31, 2015.

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
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2016 and the number of shares remaining authorized for purchase by the Company.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January	299,831	$52.52	299,831	8,947,147
February	434,224	$49.92	434,224	8,512,923
March	—	$—	—	8,512,923

Item 6. Exhibits

Number

(10.1)	Form of 2016 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 10, 2016	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 10, 2016	/s/ Eugene G. Ballard
Eugene G. Ballard
Executive Vice President - Chief Financial Officer