Form 10-Q
period 2016-06-30
BERKLEY W R CORP
filed 2016-08-05
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of July 29, 2016: 122,755,417

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$12,954,922	$12,444,394
Investment funds	1,205,133	1,170,040
Real estate	1,024,102	936,367
Arbitrage trading account	496,522	376,697
Loans receivable	142,858	273,103
Equity securities available for sale	286,652	150,866
Total investments	16,110,189	15,351,467
Cash and cash equivalents	948,710	763,631
Premiums and fees receivable	1,843,386	1,669,186
Due from reinsurers	1,602,750	1,532,829
Deferred policy acquisition costs	563,842	513,128
Prepaid reinsurance premiums	450,199	394,387
Trading account receivables from brokers and clearing organizations	349,223	383,115
Property, furniture and equipment	346,024	348,224
Goodwill	154,327	153,291
Accrued investment income	127,027	123,164
Federal and foreign income taxes	—	48,952
Other assets	530,186	442,782
Total assets	$23,025,863	$21,724,156

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$10,897,876	$10,669,150
Unearned premiums	3,417,068	3,137,133
Due to reinsurers	246,490	224,752
Trading account securities sold but not yet purchased	120,663	37,035
Federal and foreign income taxes	40,162	—
Other liabilities	828,787	837,937
Senior notes and other debt	1,808,522	1,844,621
Subordinated debentures	727,242	340,320
Total liabilities	18,086,810	17,090,948
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 122,641,527 and 123,307,837 shares, respectively	47,024	47,024
Additional paid-in capital	1,021,614	1,005,455
Retained earnings	6,375,893	6,178,070
Accumulated other comprehensive income (loss)	57,282	(66,698)
Treasury stock, at cost, 112,476,391 and 111,810,081 shares, respectively	(2,599,312)	(2,563,605)
Total stockholders’ equity	4,902,501	4,600,246
Noncontrolling interests	36,552	32,962
Total equity	4,939,053	4,633,208
Total liabilities and equity	$23,025,863	$21,724,156

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
REVENUES:
Net premiums written	$1,642,569	$1,543,925	$3,306,291	$3,119,327
Change in net unearned premiums	(82,776)	(50,884)	(219,163)	(154,273)
Net premiums earned	1,559,793	1,493,041	3,087,128	2,965,054
Net investment income	129,049	127,583	259,182	251,822
Insurance service fees	36,939	35,942	77,301	72,460
Net realized investment gains	6,315	27,557	31,772	46,601
Other-than-temporary impairments	—	—	(18,114)	—
Revenues from non-insurance businesses	123,764	105,596	225,544	198,202
Other income	54	46	312	305
Total revenues	1,855,914	1,789,765	3,663,125	3,534,444
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	964,162	906,235	1,886,483	1,806,943
Other operating costs and expenses	581,955	573,582	1,164,414	1,124,628
Expenses from non-insurance businesses	116,731	98,730	212,262	188,400
Interest expense	34,752	33,031	66,976	67,569
Total operating costs and expenses	1,697,600	1,611,578	3,330,135	3,187,540
Income before income taxes	158,314	178,187	332,990	346,904
Income tax expense	(49,408)	(55,138)	(103,837)	(105,411)
Net income before noncontrolling interests	108,906	123,049	229,153	241,493
Noncontrolling interests	61	(14)	(676)	(151)
Net income to common stockholders	$108,967	$123,035	$228,477	$241,342

NET INCOME PER SHARE:
Basic	$0.89	$0.99	$1.86	$1.93
Diluted	$0.85	$0.95	$1.78	$1.84

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income before noncontrolling interests	$108,906	$123,049	$229,153	$241,493
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	(55,870)	33,627	(57,917)	(14,178)
Change in unrealized investment gains, net of taxes	105,033	(99,620)	181,888	(83,329)
Other comprehensive income (loss)	49,163	(65,993)	123,971	(97,507)
Comprehensive income	158,069	57,056	353,124	143,986
Noncontrolling interest	56	(24)	(667)	(139)
Comprehensive income to common stockholders	$158,125	$57,032	$352,457	$143,847

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Six Months
	Ended June 30,
	2016	2015
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,005,455	$991,512
Restricted stock units issued including tax benefit	(191)	(2,295)
Restricted stock units expensed	16,350	14,350
End of period	$1,021,614	$1,003,567
RETAINED EARNINGS:
Beginning of period	$6,178,070	$5,732,410
Net income to common stockholders	228,477	241,342
Dividends	(30,654)	(28,447)
End of period	$6,375,893	$5,945,305
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized investment gains (losses):
Beginning of period	$180,695	$306,199
Unrealized gains (losses) on securities not other-than-temporarily impaired	180,714	(83,332)
Unrealized gains on other-than-temporarily impaired securities	1,183	15
End of period	362,592	222,882
Currency translation adjustments:
Beginning of period	$(247,393)	$(122,649)
Net change in period	(57,917)	(14,178)
End of period	(305,310)	(136,827)
Total accumulated other comprehensive income	$57,282	$86,055
TREASURY STOCK:
Beginning of period	$(2,563,605)	$(2,364,551)
Stock exercised/vested	1,717	2,919
Stock repurchased	(37,424)	(218,132)
End of period	$(2,599,312)	$(2,579,764)
NONCONTROLLING INTERESTS:
Beginning of period	$32,962	$34,189
Contributions (distributions)	2,923	(183)
Net income	676	151
Other comprehensive income (loss), net of tax	(9)	(12)
End of period	$36,552	$34,145
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months
	Ended June 30,
	2016	2015
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$228,477	$241,342
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(13,658)	(46,601)
Depreciation and amortization	46,873	42,267
Noncontrolling interests	676	151
Investment funds	(35,092)	(27,912)
Stock incentive plans	17,876	14,973
Change in:
Arbitrage trading account	(2,303)	(702)
Premiums and fees receivable	(174,811)	(133,227)
Reinsurance accounts	(100,545)	(60,595)
Deferred policy acquisition costs	(50,578)	(34,245)
Income taxes	8,269	48,929
Reserves for losses and loss expenses	239,621	285,204
Unearned premiums	276,815	174,108
Other	(109,302)	(170,809)
Net cash from operating activities	332,318	332,883
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	716,674	794,106
Proceeds from sale of equity securities	14,558	23,547
Distributions from investment funds	7,632	129,181
Proceeds from maturities and prepayments of fixed maturity securities	1,191,548	1,534,982
Purchase of fixed maturity securities	(2,238,683)	(2,168,400)
Purchase of equity securities	(126,414)	(8,543)
Real estate purchased	(114,434)	(84,826)
Change in loans receivable	130,267	62,601
Net additions to property, furniture and equipment	(21,224)	(23,504)
Change in balances due to security brokers	51,918	18,298
Payment for business purchased net of cash aquired	(41,213)	—
Net cash from (used in) investing activities	(429,371)	277,442
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(38,427)	(275,788)
Net proceeds from issuance of debt	388,901	3,749
Cash dividends to common stockholders	(30,655)	(28,447)
Purchase of common treasury shares	(37,424)	(218,132)
Other, net	(926)	(91)
Net cash from (used in) financing activities	281,469	(518,709)
Net impact on cash due to change in foreign exchange rates	663	(9,689)
Net increase in cash and cash equivalents	185,079	81,927
Cash and cash equivalents at beginning of year	763,631	674,441
Cash and cash equivalents at end of period	$948,710	$756,368
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2016	2015	2016	2015
Basic	122,616	123,781	122,698	124,869
Diluted	128,575	129,988	128,562	131,228

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. ASU 2016-01 which amends the accounting guidance for financial instruments to require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The updated guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s financial condition upon adoption, but will impact results of operations after adoption of this guidance as unrealized gains and losses on equity securities will no longer be reported directly in AOCI, but will instead be reported in net income.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting and disclosure guidance for leases.  This guidance retains the two classifications of a lease, as either an operating or finance lease, both of which will require lessees to recognize a right-to-use asset and a lease liability for leases with terms of more than 12 months. The right-to-use asset and the lease liability will be determined based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-to-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2018, and will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied. The Company is currently evaluating the impact that the adoption of this guidance will have on its results of operations, financial position and liquidity.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which amends the accounting guidance for credit losses on financial instruments. The updated guidance amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between security’s amortized cost basis and its fair value. This guidance also applies a new current expected credit loss model for determining credit-related impairments for financial instruments measured at amortized cost.  The updated guidance is effective for reporting periods beginning after December 15, 2019. The Company will not be able to determine the impact the adoption of this guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Acquisition

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

The following table summarizes the initial estimated fair value of net assets acquired and liabilities assumed for the business combination completed in 2016:

(In thousands)	2016

Cash and cash equivalents	$1,072
Real estate, furniture and equipment	701
Goodwill and other intangibles assets	40,282
Premiums and service fees receivable	3,845
Other assets	5,166
Total assets acquired	51,066

Other liabilities assumed	(4,931)
Noncontrolling interest	(3,850)
Net assets acquired	$42,285

(5) Consolidated Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the six months ended June 30, 2016:
Changes in AOCI
Beginning of period	$180,695		$(247,393)	$(66,698)
Other comprehensive income (loss) before reclassifications	191,791		(57,917)	133,874
Amounts reclassified from AOCI	(9,903)		—	(9,903)
Other comprehensive income (loss)	181,888		(57,917)	123,971
Unrealized investment gain related to non-controlling interest	9		—	9
End of period	$362,592		$(305,310)	$57,282
Amounts reclassified from AOCI
Pre-tax	$(15,235)	(1)	$—	$(15,235)
Tax effect	5,332	(2)	—	5,332
After-tax amounts reclassified	$(9,903)		$—	$(9,903)
Other comprehensive income (loss)
Pre-tax	$270,995		$(57,917)	$213,078
Tax effect	(89,107)		—	(89,107)
Other comprehensive income (loss)	$181,888		$(57,917)	$123,971

As of and for the three months ended June 30, 2016:
Changes in AOCI
Beginning of period	$257,564		$(249,440)	$8,124
Other comprehensive income (loss) before reclassifications	113,549		(55,870)	57,679
Amounts reclassified from AOCI	(8,516)		—	(8,516)
Other comprehensive income (loss)	105,033		(55,870)	49,163
Unrealized investment gain related to non-controlling interest	(5)		—	(5)
End of period	$362,592		$(305,310)	$57,282
Amounts reclassified from AOCI
Pre-tax	$(13,101)	(1)	$—	$(13,101)
Tax effect	4,585	(2)	—	4,585
After-tax amounts reclassified	$(8,516)		$—	$(8,516)
Other comprehensive income (loss)
Pre-tax	$156,605		$(55,870)	$100,735
Tax effect	(51,572)		—	(51,572)
Other comprehensive income (loss)	$105,033		$(55,870)	$49,163

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the six months ended June 30, 2015:
Changes in AOCI
Beginning of period	$306,199		$(122,649)	$183,550
Other comprehensive income (loss) before reclassifications	(73,021)		(14,178)	(87,199)
Amounts reclassified from AOCI	(10,308)		—	(10,308)
Other comprehensive income (loss)	(83,329)		(14,178)	(97,507)
Unrealized investment gain related to non-controlling interest	12		—	12
End of period	$222,882		$(136,827)	$86,055
Amounts reclassified from AOCI
Pre-tax	$(15,858)	(1)	$—	$(15,858)
Tax effect	5,550	(2)	—	5,550
After-tax amounts reclassified	$(10,308)		$—	$(10,308)
Other comprehensive income (loss)
Pre-tax	$(127,455)		$(14,178)	$(141,633)
Tax effect	44,126		—	44,126
Other comprehensive income (loss)	$(83,329)		$(14,178)	$(97,507)

As of and for the three months ended June 30, 2015:
Changes in AOCI
Beginning of period	$322,512		$(170,454)	$152,058
Other comprehensive income (loss) before reclassifications	(97,613)		33,627	(63,986)
Amounts reclassified from AOCI	(2,007)		—	(2,007)
Other comprehensive income (loss)	(99,620)		33,627	(65,993)
Unrealized investment gain related to non-controlling interest	(10)		—	(10)
End of period	$222,882		$(136,827)	$86,055
Amounts reclassified from AOCI
Pre-tax	$(3,087)	(1)	$—	$(3,087)
Tax effect	1,080	(2)	—	1,080
After-tax amounts reclassified	$(2,007)		$—	$(2,007)
Other comprehensive income (loss)
Pre-tax	$(151,991)		$33,627	$(118,364)
Tax effect	52,371		—	52,371
Other comprehensive income (loss)	$(99,620)		$33,627	$(65,993)

_______________
(1) Net investment (gains) losses in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $64,109,000 and $67,786,000 and income taxes paid were $86,695,000 and $54,324,000 in the six months ended June 30, 2016 and 2015, respectively.

(7) Investments in Fixed Maturity Securities
At June 30, 2016 and December 31, 2015, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2016
Held to maturity:
State and municipal	$70,704	$19,312	$—	$90,016	$70,704
Residential mortgage-backed	17,315	2,446	—	19,761	17,315
Total held to maturity	88,019	21,758	—	109,777	88,019
Available for sale:
U.S. government and government agency	532,492	28,680	(682)	560,490	560,490
State and municipal:
Special revenue	2,595,942	141,661	(1,038)	2,736,565	2,736,565
State general obligation	577,408	35,119	(987)	611,540	611,540
Pre-refunded	448,185	36,443	—	484,628	484,628
Corporate backed	387,006	17,599	(545)	404,060	404,060
Local general obligation	343,913	35,703	—	379,616	379,616
Total state and municipal	4,352,454	266,525	(2,570)	4,616,409	4,616,409
Mortgage-backed securities:
Residential (1)	1,010,596	31,157	(3,630)	1,038,123	1,038,123
Commercial	97,524	970	(770)	97,724	97,724
Total mortgage-backed securities	1,108,120	32,127	(4,400)	1,135,847	1,135,847
Asset-backed	1,919,279	13,333	(16,336)	1,916,276	1,916,276
Corporate:
Industrial	2,093,170	128,048	(6,795)	2,214,423	2,214,423
Financial	1,196,178	50,925	(7,565)	1,239,538	1,239,538
Utilities	203,145	12,391	(972)	214,564	214,564
Other	70,442	584	(9)	71,017	71,017
Total corporate	3,562,935	191,948	(15,341)	3,739,542	3,739,542
Foreign	836,109	66,413	(4,183)	898,339	898,339
Total available for sale	12,311,389	599,026	(43,512)	12,866,903	12,866,903
Total investments in fixed maturity securities	$12,399,408	$620,784	$(43,512)	$12,976,680	$12,954,922

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2015
Held to maturity:
State and municipal	$77,129	$16,246	$—	$93,375	$77,129
Residential mortgage-backed	19,138	2,207	—	21,345	19,138
Total held to maturity	96,267	18,453	—	114,720	96,267
Available for sale:
U.S. government and government agency	645,092	27,660	(2,333)	670,419	670,419
State and municipal:
Special revenue	2,510,816	102,909	(3,737)	2,609,988	2,609,988
State general obligation	583,456	28,068	(2,070)	609,454	609,454
Pre-refunded	439,772	32,056	(31)	471,797	471,797
Corporate backed	388,904	14,039	(402)	402,541	402,541
Local general obligation	342,158	24,270	(29)	366,399	366,399
Total state and municipal	4,265,106	201,342	(6,269)	4,460,179	4,460,179
Mortgage-backed securities:
Residential (1)	1,126,382	18,935	(11,180)	1,134,137	1,134,137
Commercial	64,975	875	(128)	65,722	65,722
Total mortgage-backed securities	1,191,357	19,810	(11,308)	1,199,859	1,199,859
Asset-backed	1,706,694	12,892	(14,414)	1,705,172	1,705,172
Corporate:
Industrial	1,976,393	75,168	(30,027)	2,021,534	2,021,534
Financial	1,153,096	31,744	(11,819)	1,173,021	1,173,021
Utilities	192,857	8,321	(2,527)	198,651	198,651
Other	81,607	245	(20)	81,832	81,832
Total corporate	3,403,953	115,478	(44,393)	3,475,038	3,475,038
Foreign	799,839	50,310	(12,689)	837,460	837,460
Total available for sale	12,012,041	427,492	(91,406)	12,348,127	12,348,127
Total investments in fixed maturity securities	$12,108,308	$445,945	$(91,406)	$12,462,847	$12,444,394
____________

(1)
Gross unrealized losses for residential mortgage-backed securities include $985,213 and $1,269,491 as of June 30, 2016 and December 31, 2015, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$844,750	$878,691
Due after one year through five years	4,599,884	4,784,106
Due after five years through ten years	3,321,186	3,544,108
Due after ten years	2,508,153	2,614,167
Mortgage-backed securities	1,125,435	1,155,608
Total	$12,399,408	$12,976,680
At June 30, 2016 and 2015, there were no investments that exceeded 10% of common stockholder's equity, other than investments in United States government and government agency securities.

(8) Investments in Equity Securities Available for Sale
At June 30, 2016 and December 31, 2015, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2016
Common stocks	$136,868	$4,434	$(2,415)	$138,887	$138,887
Preferred stocks	125,948	23,597	(1,780)	147,765	147,765
Total	$262,816	$28,031	$(4,195)	$286,652	$286,652
December 31, 2015
Common stocks	$56,462	$—	$(19,189)	$37,273	$37,273
Preferred stocks	108,730	8,216	(3,353)	113,593	113,593
Total	$165,192	$8,216	$(22,542)	$150,866	$150,866

(9) Arbitrage Trading Account
At June 30, 2016 and December 31, 2015, the fair and carrying values of the arbitrage trading account were $497 million and $377 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of June 30, 2016, the fair value of long option contracts outstanding was $0.7 million (notional amount of $19.2 million) and the fair value of short option contracts outstanding was $0.6 million (notional amount of $46.4 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2016	2015	2016	2015
Investment income (loss) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$108,342	$105,030	$217,177	$213,159
Investment funds	18,456	21,851	35,092	27,912
Arbitrage trading account	3,252	(117)	6,442	8,862
Equity securities available for sale	1,280	1,224	2,148	2,404
Real estate	1,250	2,114	3,967	4,881
Gross investment income	132,580	130,102	264,826	257,218
Investment expense	(3,531)	(2,519)	(5,644)	(5,396)
Net investment income	$129,049	$127,583	$259,182	$251,822

(11) Investment Funds
The Company evaluates whether it is an investor in a variable interest entity (VIE).  Such entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support, or the equity investors, as a group, do not have the characteristics of a controlling financial interest (primary beneficiary).  The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose, and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE and on an ongoing basis.  The Company is not the primary beneficiary in any of its investment funds, and accordingly, carries its interests in investments funds under the equity method of accounting.

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and any unfunded commitment.
Investment funds consist of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Real estate	$624,998	$580,830	$22,414	$42,337
Energy	81,527	93,719	1,153	(27,484)
Hedge equity	68,550	70,580	(2,030)	(590)
Other funds	430,058	424,911	13,555	13,649
Total	$1,205,133	$1,170,040	$35,092	$27,912

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

Other funds include private equity investments carried on the equity method of accounting, which includes a publicly traded common stock investment in HealthEquity, Inc. (HQY). Our ownership interest in HQY as of June 30, 2016 is approximately 21% with a fair value of $363.7 million and a carrying value of $50.1 million.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2016	2015
Properties in operation	$244,178	$226,055
Properties under development	779,924	710,312
Total	$1,024,102	$936,367

In 2016, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $12,507,000 and $9,073,000 as of June 30, 2016 and December 31, 2015, respectively. Related depreciation expense was $3,279,000 and $4,264,000 for the six months ended June 30, 2016 and 2015, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $5,748,577 in 2016, $16,781,578 in 2017, $18,316,352 in 2018, $16,340,608 in 2019, $14,908,179 in 2020, $15,068,226 in 2021 and $381,463,809 thereafter.

Properties under development include an office building in London, a mixed-use project in Washington, D.C. and an office complex in New York City.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Amortized cost (net of valuation allowance):
Real estate loans	$122,232	$200,499
Commercial loans	20,626	72,604
Total	$142,858	$273,103

Fair value:
Real estate loans	$123,240	$201,641
Commercial loans	22,127	74,106
Total	$145,367	$275,747

Valuation allowance:
Specific	$555	$—
General	2,200	2,094
Total	$2,755	$2,094

	For the Three Months Ended June 30,

	2016	2015
Increase (decrease) in valuation allowance	$93	$(53)

	For the Six Months Ended June 30,

	2016	2015
Increase (decrease) in valuation allowance	$661	$(100)
Loans receivable in non-accrual status were $11.1 million and $3.1 million as of June 30, 2016 and December 31, 2015, respectively.
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
The real estate loans are secured by commercial real estate primarily located in Delaware, Virginia, and New York. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at June 30, 2016, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Realized investment gains (losses):
Fixed maturity securities:
Gains	$10,110	$3,612	$33,174	$7,759
Losses	(1,480)	(484)	(4,420)	(1,561)
Equity securities available for sale	4,471	(42)	4,596	9,660
Investment funds	(4,793)	23,684	(5,253)	22,173
Real estate	(464)	—	4,560	—
Other	(1,529)	787	(885)	8,570
Net realized gains on investments sales	6,315	27,557	31,772	46,601
Other-than-temporary impairments (1)	—	—	(18,114)	—
Net investment gains	6,315	27,557	13,658	46,601
Income tax expense	(2,210)	(9,645)	(4,780)	(16,311)
After-tax net realized investment gains	$4,105	$17,912	$8,878	$30,290

Change in unrealized investment gains (losses) of available for sale securities:
Fixed maturity securities	$122,893	$(147,792)	$215,321	$(105,312)
Previously impaired fixed maturity securities	1,874	15	1,819	23
Equity securities available for sale	27,814	(6,779)	40,950	(13,624)
Investment funds	4,004	2,566	12,885	(8,541)
Total change in unrealized investment gains (losses)	156,585	(151,990)	270,975	(127,454)
Income tax benefit (expense)	(51,552)	52,370	(89,087)	44,125
Noncontrolling interests	(5)	(10)	9	12
After-tax change in unrealized investment gains (losses) of available for sale securities	$105,028	$(99,630)	$181,897	$(83,317)
______________________
(1) Other than temporary impairments (OTTI) for the six months ended June 30, 2016 were $18.1 million related to common stock.

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at June 30, 2016 and December 31, 2015 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2016
U.S. government and government agency	$7,993	$50	$41,081	$632	$49,074	$682
State and municipal	57,499	667	132,435	1,903	189,934	2,570
Mortgage-backed securities	170,852	1,871	110,882	2,529	281,734	4,400
Asset-backed securities	866,041	7,972	322,613	8,364	1,188,654	16,336
Corporate	84,791	4,208	207,097	11,133	291,888	15,341
Foreign	35,055	2,346	22,116	1,837	57,171	4,183
Fixed maturity securities	1,222,231	17,114	836,224	26,398	2,058,455	43,512
Common stocks	17,683	849	8,213	1,566	25,896	2,415
Preferred stocks	5,793	788	24,681	992	30,474	1,780
Equity securities available for sale	23,476	1,637	32,894	2,558	56,370	4,195
Total	$1,245,707	$18,751	$869,118	$28,956	$2,114,825	$47,707

December 31, 2015
U.S. government and government agency	$101,660	$487	$64,500	$1,846	$166,160	$2,333
State and municipal	501,952	4,404	106,681	1,865	608,633	6,269
Mortgage-backed securities	381,986	3,639	184,807	7,669	566,793	11,308
Asset-backed securities	1,091,078	7,703	190,467	6,711	1,281,545	14,414
Corporate	1,232,940	35,406	76,797	8,987	1,309,737	44,393
Foreign	169,190	8,822	19,528	3,867	188,718	12,689
Fixed maturity securities	3,478,806	60,461	642,780	30,945	4,121,586	91,406
Common stocks	18,641	18,005	7,829	1,184	26,470	19,189
Preferred stocks	—	—	22,320	3,353	22,320	3,353
Equity securities available for sale	18,641	18,005	30,149	4,537	48,790	22,542
Total	$3,497,447	$78,466	$672,929	$35,482	$4,170,376	$113,948

Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2016 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Mortgage-backed securities	10	$23,910	$1,410
Asset-backed securities	4	9,844	388
Corporate	12	74,180	4,702
Foreign government	7	32,885	2,003
Total	33	$140,819	$8,503

For OTTI of fixed maturity securities that management does not intend to sell or, to be required to sell, the portion of the decline in value that is considered to be due to credit factors is recognized in earnings, and the portion of the decline in value that is considered to be due to non-credit factors is recognized in other comprehensive income.

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
Preferred Stocks – At June 30, 2016, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $30.5 million and a gross unrealized loss of $1.8 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI.
Common Stocks – At June 30, 2016, there were three common stocks in an unrealized loss position, with an aggregate fair value of $25.9 million and a gross unrealized loss of $2.4 million. Based on management's view of the underlying securities, the Company does not consider these equity securities to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million and $2 million at June 30, 2016 and December 31, 2015, respectively.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$560,490	$—	$560,490	$—
State and municipal	4,616,409	—	4,616,409	—
Mortgage-backed securities	1,135,847	—	1,135,847	—
Asset-backed securities	1,916,276	—	1,916,088	188
Corporate	3,739,542	—	3,739,542	—
Foreign government	898,339	—	898,339	—
Total fixed maturity securities available for sale	12,866,903	—	12,866,715	188
Equity securities available for sale:
Common stocks	138,887	130,674	—	8,213
Preferred stocks	147,765	—	144,108	3,657
Total equity securities available for sale	286,652	130,674	144,108	11,870
Arbitrage trading account	496,522	324,664	171,843	15
Total	$13,650,077	$455,338	$13,182,666	$12,073
Liabilities:
Trading account securities sold but not yet purchased	$120,663	$120,659	$4	$—

December 31, 2015
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$670,419	$—	$670,419	$—
State and municipal	4,460,179	—	4,460,179	—
Mortgage-backed securities	1,199,859	—	1,199,859	—
Asset-backed securities	1,705,172	—	1,704,973	199
Corporate	3,475,038	—	3,474,884	154
Foreign government	837,460	—	837,460	—
Total fixed maturity securities available for sale	12,348,127	—	12,347,774	353
Equity securities available for sale:
Common stocks	37,273	29,444	—	7,829
Preferred stocks	113,593	—	109,969	3,624
Total equity securities available for sale	150,866	29,444	109,969	11,453
Arbitrage trading account	376,697	256,914	119,607	176
Total	$12,875,690	$286,358	$12,577,350	$11,982
Liabilities:
Trading account securities sold but not yet purchased	$37,035	$35,559	$1,476	$—
There were no significant transfers between Levels 1 and 2 during the six months ended June 30, 2016 or during the year ended December 31, 2015.

The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2016 and for the year ended December 31, 2015:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers	Ending Balance
								In / (Out)
Six Months Ended June 30, 2016:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$199	$2	$8	$—	$—	$—	$(21)	$—	$188
Corporate	154	177	—	—	—	(331)	—	—	—
Total	353	179	8	—	—	(331)	(21)	—	188
Equity securities available for sale:
Common stocks	7,829	—	(381)	—	765	—	—	—	8,213
Preferred stocks	3,624	33	—	—	—	—	—	—	3,657
Total	11,453	33	(381)	—	765	—	—	—	11,870
Arbitrage trading account	176	(161)	—	—	—	—	—	—	15
Total	$11,982	$51	$(373)	$—	$765	$(331)	$(21)	$—	$12,073

Year Ended December 31, 2015:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$20,611	$19	$191	$—	$—	$—	$(1,820)	$(18,802)	$199
Corporate	154	—	—	—	—	—	—	—	154
Total	20,765	19	191	—	—	—	(1,820)	(18,802)	353
Equity securities available for sale:
Common stocks	10,741	—	(273)	(2,331)	—	(308)	—	—	7,829
Preferred stocks	3,713	(89)	—	—	—	—	—	—	3,624
Total	14,454	(89)	(273)	(2,331)	—	(308)	—	—	11,453
Arbitrage trading account	720	(799)	—	—	72,640	(71,921)	—	(464)	176
Total	$35,939	$(869)	$(82)	$(2,331)	$72,640	$(72,229)	$(1,820)	$(19,266)	$11,982

During the six months ended June 30, 2016, there were no transfers out of Level 3. During the year ended December 31, 2015, five securities were transferred out of Level 3 as an observable price became available.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$12,954,922	$12,976,680	$12,444,394	$12,462,847
Equity securities available for sale	286,652	286,652	150,866	150,866
Arbitrage trading account	496,522	496,522	376,697	376,697
Loans receivable	142,858	145,367	273,103	275,747
Cash and cash equivalents	948,710	948,710	763,631	763,631
Trading account receivables from brokers and clearing organizations	349,223	349,223	383,115	383,115
Due from broker	—	—	1,713	1,713
Liabilities:
Due to broker	50,343	50,343	—	—
Trading account securities sold but not yet purchased	120,663	120,663	37,035	37,035
Subordinated debentures	727,242	764,392	340,320	355,880
Senior notes and other debt	1,808,522	2,011,434	1,844,621	2,029,572
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

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2016	2015	2016	2015
Written premiums:
Direct	$1,708,535	$1,603,899	$3,417,664	$3,251,240
Assumed	230,830	207,499	477,398	411,963
Ceded	(296,796)	(267,473)	(588,771)	(543,876)
Total net premiums written	$1,642,569	$1,543,925	$3,306,291	$3,119,327

Earned premiums:
Direct	$1,609,644	$1,545,983	$3,177,712	$3,070,719
Assumed	225,643	211,352	444,009	414,694
Ceded	(275,494)	(264,294)	(534,593)	(520,359)
Total net premiums earned	$1,559,793	$1,493,041	$3,087,128	$2,965,054

Ceded losses and loss expenses incurred	$167,265	$131,928	$294,194	$250,319
Ceded commissions earned	$50,172	$40,169	$96,494	$83,820
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of June 30, 2016 and December 31, 2015.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $16 million and $15 million for the six months ended June 30, 2016 and 2015, respectively. A summary of RSUs issued in the six months ended June 30, 2016 and 2015 follows:

($ in thousands)	Units	Fair Value
Six Months Ended June 30,
2016	17,654	$964
2015	22,011	$1,102

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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2016:
Insurance	$1,399,865	$100,162	$27,603	$1,527,630	$183,261	$123,766
Reinsurance	159,928	19,365	—	179,293	17,073	12,001
Corporate, other and eliminations (1)	—	9,522	133,154	142,676	(48,335)	(30,906)
Net investment gains	—	—	6,315	6,315	6,315	4,106
Total	$1,559,793	$129,049	$167,072	$1,855,914	$158,314	$108,967
Three months ended June 30, 2015
Insurance	$1,351,382	$103,264	$24,385	$1,479,031	$183,470	$126,096
Reinsurance	141,659	18,066	—	159,725	27,122	18,827
Corporate, other and eliminations (1)	—	6,253	117,199	123,452	(59,962)	(39,799)
Net investment gains	—	—	27,557	27,557	27,557	17,911
Total	$1,493,041	$127,583	$169,141	$1,789,765	$178,187	$123,035
Six Months Ended June 30, 2016:
Insurance	$2,775,223	$205,391	$54,396	$3,035,010	$389,176	$263,036
Reinsurance	311,905	37,766	—	349,671	38,870	27,117
Corporate, other and eliminations (1)	—	16,025	248,761	264,786	(108,714)	(70,554)
Net investment gains	—	—	13,658	13,658	13,658	8,878
Total	$3,087,128	$259,182	$316,815	$3,663,125	$332,990	$228,477
Six Months Ended June 30, 2015:
Insurance	$2,662,658	$202,348	$49,960	$2,914,966	$371,639	$256,135
Reinsurance	302,396	35,107	—	337,503	47,384	33,327
Corporate, other and eliminations (1)	—	14,367	221,007	235,374	(118,720)	(78,410)
Net investment gains	—	—	46,601	46,601	46,601	30,290
Total	$2,965,054	$251,822	$317,568	$3,534,444	$346,904	$241,342
________
(1) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable Assets

(In thousands)	June 30, 2016	December 31, 2015
Insurance	$18,475,060	$18,063,730
Reinsurance	2,562,790	2,441,340
Corporate, other and eliminations	1,988,013	1,219,086
Consolidated	$23,025,863	$21,724,156

Net premiums earned by major line of business are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2016	2015	2016	2015
Insurance:
Other liability	$443,120	$401,374	$866,075	$798,278
Workers’ compensation	346,305	347,796	691,808	662,534
Short-tail lines	327,783	323,159	659,640	646,249
Commercial automobile	159,892	170,009	316,709	335,569
Professional liability	122,765	109,044	240,991	220,028
Total Insurance	1,399,865	1,351,382	2,775,223	2,662,658

Reinsurance:
Casualty	96,282	98,448	196,615	211,264
Property	63,646	43,211	115,290	91,132
Total Reinsurance	159,928	141,659	311,905	302,396

Total	$1,559,793	$1,493,041	$3,087,128	$2,965,054

(22) Subsequent Event

In July 2016, the Company agreed to sell a wholly-owned investment, Aero Precision Industries, and certain related aviation services businesses. The Company expects to realize a pre-tax gain of approximately $130 million from the sale, which is expected to close in the third quarter of 2016.

SAFE HARBOR STATEMENT

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2016 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's expected withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015; the ability of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results for the year 2016 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
An important part of our strategy is to form new operating units to capitalize on various business opportunities. Over the years, the Company has formed numerous operating units that are focused on important parts of the economy in the U.S., including high net worth personal lines, healthcare, energy and agriculture, and on growing international markets, including Scandinavia, Australia, the Asia-Pacific region, South America and South Africa.
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

In July 2016 the Company agreed to sell a wholly-owned investment, Aero Precision Industries, and certain related aviation services businesses. The Company expects to realize a pre-tax gain of approximately $130 million from the sale which is expected to close in the third quarter of 2016.

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
Our net reserves for losses and loss expenses of approximately $9.4 billion as of June 30, 2016 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.4 billion, or 15%, of the Company’s net loss reserves as of June 30, 2016 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2016	December 31, 2015
Insurance	$8,025,913	$7,876,193
Reinsurance	1,416,369	1,368,679
Net reserves for losses and loss expenses	9,442,282	9,244,872
Ceded reserves for losses and loss expenses	1,455,594	1,424,278
Gross reserves for losses and loss expenses	$10,897,876	$10,669,150
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2016
Other liability	$1,144,763	$2,014,651	$3,159,414
Workers’ compensation (1)	1,595,081	1,291,801	2,886,882
Professional liability	247,506	470,670	718,176
Commercial automobile	357,304	255,137	612,441
Short-tail lines (2)	338,641	310,359	649,000
Total Insurance	3,683,295	4,342,618	8,025,913
Reinsurance (1)	685,177	731,192	1,416,369
Total	$4,368,472	$5,073,810	$9,442,282

December 31, 2015
Other liability	$1,079,641	$1,947,637	$3,027,278
Workers’ compensation (1)	1,655,726	1,263,508	2,919,234
Professional liability	256,783	478,796	735,579
Commercial automobile	352,208	242,071	594,279
Short-tail lines (2)	317,375	282,448	599,823
Total Insurance	3,661,733	4,214,460	7,876,193
Reinsurance (1)	631,666	737,013	1,368,679
Total	$4,293,399	$4,951,473	$9,244,872
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $679 million and $699 million as of June 30, 2016 and December 31, 2015, respectively.
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

Net prior year development (i.e. the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Net decrease in prior year loss reserves	$15,511	$27,478
Increase in prior year earned premiums	13,145	6,645
Net favorable prior year development	$28,656	$34,123

In 2016, favorable prior year development (net of additional and return premiums) of $28.7 million included $24.8 million for the Insurance segment and $3.9 million for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business, partially offset by adverse development for commercial auto liability and professional liability. The favorable development for workers' compensation stems from accident years 2003 through 2015, but is concentrated in accident years 2014 and 2015; it reflects favorable claims frequency trends (i.e., number of reported claims per unit of exposure) which continue to be better than we expected. The unfavorable development for commercial auto liability was driven by higher large loss activity than expected in accident years 2014 and 2015, while the unfavorable development for medical professional liability was primarily in accident years 2011 through 2013 and stemmed from a particular class of medical professional liability that we discontinued writing in 2013.
In 2015, favorable reserve development (net of additional and return premiums) of $34.1 million was primarily related to the excess and surplus lines casualty business within the Insurance segment, partially offset by adverse development in commercial auto liability. The favorable development for excess and surplus lines reflected the continuation of favorable claim frequency trends (i.e. number of reported claims per unit of exposure), while the unfavorable development for commercial auto liability was driven by higher large loss activity.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,988 million and $2,308 million at June 30, 2016 and December 31, 2015, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $679 million and $699 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, discount rates by year ranged from 1.9% to 6.5%, with a weighted average discount rate of 4.0%.

         Substantially all of the workers’ compensation discount (97% at June 30, 2016) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2016), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease.  These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $65 million at June 30, 2016 and $62 million at December 31, 2015. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of June 30, 2016:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	293	$2,041,261	$37,746
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	1	188	149
Twelve months and longer	4	17,006	5,617
Total	298	$2,058,455	$43,512
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2016 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Mortgage-backed securities	10	$23,910	$1,410
Asset-backed securities	4	9,844	388
Corporate	12	74,180	4,702
Foreign government	7	32,885	2,003
Total	33	$140,819	$8,503

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
Preferred Stocks – At June 30, 2016, there were two preferred stocks in an unrealized loss position, with an aggregate fair value of $30.5 million and a gross unrealized loss of $1.8 million. Based on management's view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI.

Common Stocks – At June 30, 2016, there were three common stocks in an unrealized loss position, with an aggregate fair value of $25.9 million and a gross unrealized loss of $2.4 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI. For the six months ended June 30, 2016, the Company reported OTTI for common stocks of $18.1 million. There were no OTTI of common stocks for the three months ended June 30, 2016. There were no OTTI of common stocks for the three and six months ended June 30, 2015.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million and $2 million at June 30, 2016 and December 31, 2015, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2016:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$12,600,929	97.9%
Syndicate manager	65,892	0.5
Directly by the Company based on:
Observable data	199,894	1.6
Cash flow model	188	—
Total	$12,866,903	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2016, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2016 and 2015. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2016	2015
Insurance:
Gross premiums written	$3,516,343	$3,351,357
Net premiums written	2,960,486	2,826,217
Net premiums earned	2,775,223	2,662,658
Loss ratio	61.2%	61.2%
Expense ratio	32.4%	32.7%
GAAP combined ratio	93.6%	93.9%
Reinsurance:
Gross premiums written	$378,719	$311,846
Net premiums written	345,805	293,110
Net premiums earned	311,905	302,396
Loss ratio	60.5%	58.8%
Expense ratio	39.2%	37.1%
GAAP combined ratio	99.7%	95.9%
Consolidated:
Gross premiums written	$3,895,062	$3,663,203
Net premiums written	3,306,291	3,119,327
Net premiums earned	3,087,128	2,965,054
Loss ratio	61.1%	60.9%
Expense ratio	33.1%	33.1%
GAAP combined ratio	94.2%	94.0%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2016 and 2015:

(In thousands, except per share data)	2016	2015
Net income to common stockholders	$228,477	$241,342
Weighted average diluted shares	128,562	131,228
Net income per diluted share	$1.78	$1.84
The Company reported net income of $228 million in 2016 compared to $241 million in 2015. The 5% decrease in net income was primarily due to a decrease in after-tax net investment gains of $21 million (inclusive of OTTI) and a decrease in after-tax insurance service income of $2 million, partially offset by an increase in after-tax net foreign currency gains of $8 million and an increase in after-tax net investment income of $5 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2016 and in 2015.
Premiums. Gross premiums written were $3,895 million in 2016, an increase of 6.3% from $3,663 million in 2015. The growth was largely due to an increase in new business in the insurance segment of 11.9%. Approximately 77.2% of policies expiring in 2016 were renewed, compared with a 78.2% renewal retention rate for policies expiring in 2015.
Average renewal premium rates for insurance and facultative reinsurance increased 0.4% in 2016 when adjusted for change in exposures.

A summary of gross premiums written in 2016 compared with 2015 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4.9% to $3,516 million in 2016 from $3,351 million in 2015. Gross premiums increased $122 million (13%) for other liability, $38 million (4%) for workers' compensation and $29 million (10%) for professional liability, and decreased $16 million (2%) for short-tail lines and $8 million (2%) for commercial auto.

•
Reinsurance - gross premiums increased 21.5% to $379 million in 2016 from $312 million in 2015. Gross premiums increased $54 million (52.7%) for property lines and $13 million (6.1%) for casualty lines. The increase in property premiums was primarily due to growth in structured property reinsurance.

Net premiums written were $3,306 million in 2016, an increase of 6.0% from $3,119 million in 2015. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in both 2016 and in 2015.
Premiums earned increased 4.1% to $3,087 million in 2016 from $2,965 million in 2015. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2016 are related to business written during both 2016 and 2015. Audit premiums were $80 million in 2016 compared with $73 million in 2015.
Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2016 and 2015:

	Amount		Average Annualized Yield
($ In thousands)	2016	2015	2016	2015
Fixed maturity securities, including cash and cash equivalents and loans receivable	$217,177	$213,159	3.2%	3.2%
Investment funds	35,092	27,912	5.8	4.6
Arbitrage trading account	6,442	8,862	3.6	2.9
Real estate	3,967	4,881	0.8	1.3
Equity securities available for sale	2,148	2,404	2.4	2.9
Gross investment income	264,826	257,218	3.2	3.2
Investment expenses	(5,644)	(5,396)
Total	$259,182	$251,822	3.2%	3.2%
Net investment income increased 2.8% to $259 million in 2016 from $252 million in 2015 due primarily to a $7.2 million increase in income from investment funds, partially offset by a decrease in income from the arbitrage trading account of $2.4 million. The increase in investment income from investment funds (reported on a one-quarter lag) was primarily due to improvement in the performance for energy funds partially offset by the real estate funds. Average invested assets, at cost (including cash and cash equivalents), were $16.4 billion in 2016 and $15.9 billion in 2015.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased to $77 million in 2016 from $72 million in 2015.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $32 million in 2016 compared with $47 million in 2015.
Other-Than-Temporary Impairments. Other-than-temporary impairments of $18 million in 2016 were related to common stocks. There were no impairments in 2015.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from a business engaged in the distribution of promotional merchandise and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $226 million in 2016 and $198 million in 2015.

Losses and Loss Expenses. Losses and loss expenses increased to $1,886 million in 2016 from $1,807 million in 2015. The consolidated loss ratio was 61.1% in 2016 and 60.9% in 2015. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $56 million in 2016 and $39 million in 2015. Favorable prior year reserve development (net of premium offsets) was $29 million in 2016 and $34 million in 2015. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.5 points to 60.2% in 2016 from 60.7% in 2015.
A summary of loss ratios in 2016 compared with 2015 by business segment follows:

•
Insurance - The loss ratio was 61.2% in both 2016 and 2015. Catastrophe losses were $48 million in 2016 compared with $37 million in 2015. Favorable prior year reserve development was $25 million in 2016 and $31 million in 2015. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.7 points to 60.3% in 2016 from 61.0% in 2015.

•
Reinsurance - The loss ratio of 60.5% in 2016 was 1.7 points higher than the loss ratio of 58.8% in 2015. Catastrophe losses were $8 million in 2016 compared with $2 million in 2015. Favorable prior year reserve development was $4 million in 2016 compared with $3 million in 2015. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.5 points to 59.6% in 2016 from 59.1% in 2015.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2016	2015
Underwriting expenses	$1,021,542	$982,294
Service expenses	71,426	63,458
Net foreign currency (gains) losses	(9,356)	2,509
Other costs and expenses	80,802	76,367
Total	$1,164,414	$1,124,628
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 4% compared with an increase in net premiums earned of 4.1%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.1% for the six months ended June 30, 2016 and 2015.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $71 million in 2016 from $63 million in 2015.
Net foreign currency losses (gains) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $9.4 million in 2016 compared to losses of $2.5 million in 2015.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses increased to $80.8 million in 2016 from $76.4 million in 2015.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with a business engaged in the distribution of promotional merchandise and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $212 million in 2016 compared to $188 million in 2015.
Interest Expense. Interest expense was $67 million in 2016 compared with $68 million in 2015. The Company repaid $200 million of 5.60% senior notes at maturity on May 15, 2015. In February 2016, the Company issued $110 million of 5.9% subordinated debentures maturing in 2056, and in May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056.
Income Taxes. The effective income tax rate was 31.2% in 2016 and 30.4% in 2015. The higher tax rate in 2016 was due, in part, to the higher overall effective tax rate related to the Company's foreign operations. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $62.3 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $7.2 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2016 and 2015. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2016	2015
Insurance:
Gross premiums written	$1,753,273	$1,658,954
Net premiums written	1,471,749	1,401,078
Net premiums earned	1,399,865	1,351,382
Loss ratio	61.9%	61.3%
Expense ratio	32.3%	33.0%
GAAP combined ratio	94.2%	94.3%
Reinsurance:
Gross premiums written	$186,092	$152,444
Net premiums written	170,820	142,847
Net premiums earned	159,928	141,659
Loss ratio	61.3%	54.9%
Expense ratio	40.1%	38.7%
GAAP combined ratio	101.4%	93.6%
Consolidated:
Gross premiums written	$1,939,365	$1,811,398
Net premiums written	1,642,569	1,543,925
Net premiums earned	1,559,793	1,493,041
Loss ratio	61.8%	60.7%
Expense ratio	33.1%	33.5%
GAAP combined ratio	94.9%	94.2%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2016 and 2015:

(In thousands, except per share data)	2016	2015
Net income to common stockholders	$108,967	$123,035
Weighted average diluted shares	128,575	129,988
Net income per diluted share	$0.85	$0.95
The Company reported net income of $109 million in 2016 compared to $123 million in 2015. The 11% decrease in net income was primarily due to a decrease in after-tax net investment gains of $14 million, a decrease in after-tax underwriting income of $5 million and a decrease in after-tax service fee income of $3 million, partially offset by an increase in after-tax net foreign currency gains of $10 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2016 and 2015.
Premiums. Gross premiums written were $1,939 million in 2016, an increase of 7.1% from $1,811 million in 2015. The growth was largely due to an increase in new business in the insurance segment of 16.7%. Approximately 72.0% of policies expiring in 2016 were renewed, compared with a 78.8% renewal retention rate for policies expiring in 2015.
Average renewal premium rates for insurance and facultative reinsurance decreased 0.1% in 2016 when adjusted for change in exposures.

A summary of gross premiums written in 2016 compared with 2015 by line of business within each business segment follows:

•
Insurance - gross premiums increased 5.7% to $1,753 million in 2016 from $1,659 million in 2015. Gross premiums increased $73 million (15%) for other liability, $18 million (11%) for professional liability, $6 million (1%) for workers' compensation and $2 million (1%) for commercial auto. Gross premiums decreased $5 million (1%) for short-tail lines.

•
Reinsurance - gross premiums increased 22.1% to $186 million in 2016 from $152 million in 2015. Gross premiums increased $15 million (27.3%) for property lines and $19 million (19%) for casualty lines. The increase in property premiums was primarily due to growth in structured property reinsurance.

Net premiums written were $1,643 million in 2016, an increase of 6.4% from $1,544 million in 2015. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in both 2016 and 2015.
Premiums earned increased 4.5% to $1,560 million in 2016 from $1,493 million in 2015. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2016 are related to business written during both 2016 and 2015. Audit premiums were $40 million in 2016 compared with $36 million in 2015.
Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2016 and 2015:

	Amount		Average Annualized Yield
($ In thousands)	2016	2015	2016	2015
Fixed maturity securities, including cash and cash equivalents and loans receivable	$108,342	$105,030	3.2%	3.2%
Investment funds	18,456	21,851	6.0	7.3
Arbitrage trading account	3,252	(117)	3.6	(0.1)
Real estate	1,250	2,114	0.5	1.1
Equity securities available for sale	1,280	1,224	2.5	3.0
Gross investment income	132,580	130,102	3.2	3.3
Investment expenses	(3,531)	(2,519)
Total	$129,049	$127,583	3.1%	3.2%
Net investment income increased 1% to $129 million in 2016 from $128 million in 2015 due primarily to a $3.4 million increase in income from the arbitrage trading account and a $3.3 million increase from fixed maturity securities, partially offset by a decrease in investment funds of $3.4 million and a decrease in real estate of $0.8 million. Average invested assets, at cost (including cash and cash equivalents), were $16.5 billion in 2016 and $15.9 billion in 2015.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased to $37 million in 2016 from $36 million in 2015.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $6 million in 2016 compared with $28 million in 2015.
Other-Than-Temporary Impairments. There were no other-than-temporary impairments during the three months ended June 30, 2016 and 2015.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from a business engaged in the distribution of promotional merchandise and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $124 million in 2016 and $106 million in 2015.

Losses and Loss Expenses. Losses and loss expenses increased to $964 million in 2016 from $906 million in 2015. The consolidated loss ratio was 61.8% in 2016 and 60.7% in 2015. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $41 million in 2016 and $25 million in 2015. Favorable prior year reserve development (net of premium offsets) was $16 million in 2016 and $22 million 2015. The loss ratio, excluding catastrophe losses and prior year reserve development, decreased 0.2 points to 60.3% in 2016 from 60.5% in 2015.
A summary of loss ratios in 2016 compared with 2015 by business segment follows:

•
Insurance - The loss ratio of 61.9% in 2016 was 0.6 points higher than the loss ratio of 61.3% in 2015. Catastrophe losses were $33 million in 2016 compared with $23 million in 2015. Favorable prior year reserve development was $13 million in 2016 and $20 million in 2015. The loss ratio, excluding catastrophe losses and prior year reserve development, decreased 0.7 points to 60.4% in 2016 from 61.1% in 2015.

•
Reinsurance - The loss ratio of 61.3% in 2016 was 6.4 points higher than the loss ratio of 54.9% in 2015. Catastrophe losses were $8 million in 2016 compared with $2 million in 2015. Favorable prior year reserve development was $3 million in both 2016 and 2015. The loss ratio, excluding catastrophe losses and prior year reserve development, increased 4.0 points to 59.4% in 2016 from 55.4% in 2015.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2016	2015
Underwriting expenses	$516,287	$500,234
Service expenses	37,628	32,374
Net foreign currency (gains) losses	(13,084)	3,076
Other costs and expenses	41,124	37,898
Total	$581,955	$573,582
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 3.2% compared with an increase in net premiums earned of 4.5%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 33.1% from 33.5% in 2015.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $38 million in 2016 from $32 million in 2015.
Net foreign currency losses (gains) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $13.1 million in 2016 compared to losses of $3.1 million in 2015.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses increased to $41.1 million in 2016 from $37.9 million in 2015.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with a business engaged in the distribution of promotional merchandise and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $117 million in 2016 compared to $99 million in 2015.
Interest Expense. Interest expense was $35 million in 2016 compared with $33 million in 2015. The Company repaid $200 million of 5.60% senior notes at maturity on May 15, 2015. In February 2016, the Company issued $110 million of 5.9% subordinated debentures maturing in 2056, and in May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056.
Income Taxes. The effective income tax rate was 31.2% in 2016 and 31.0% in 2015. The higher tax rate in 2016 was due, in part, to the higher overall effective tax rate related to the Company's foreign operations. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $62.3 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $7.2 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 3.0 years at June 30, 2016, down from 3.3 years at December 31, 2015. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2016 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$560,490	3.3%
State and municipal:
Special revenue	2,759,821	16.2
State general obligation	644,791	3.8
Pre-refunded (1)	485,518	2.8
Corporate backed	404,060	2.4
Local general obligation	392,923	2.3
Total state and municipal	4,687,113	27.5
Mortgage-backed securities:
Agency	770,222	4.5
Residential-Prime	241,798	1.4
Commercial	97,724	0.6
Residential-Alt A	43,418	0.3
Total mortgage-backed securities	1,153,162	6.9
Asset-backed securities	1,916,276	11.2
Corporate:
Industrial	2,214,423	13.0
Financial	1,239,538	7.3
Utilities	214,564	1.3
Other	71,017	0.4
Total corporate	3,739,542	22.0
Foreign government and foreign government agencies	898,339	5.3
Total fixed maturity securities	12,954,922	76.2
Equity securities available for sale:
Preferred stocks	147,765	0.9
Common stocks	138,887	0.8
Total equity securities available for sale	286,652	1.7
Investment funds	1,205,133	7.1
Real estate	1,024,102	6.0
Cash and cash equivalents	948,710	5.6
Arbitrage trading account	496,522	2.9
Loans receivable	142,858	0.5
Total investments	$17,058,899	100.0%

(1) Pre-refunded securities are securities for which an escrow account has been established to fund the remaining payments of principal and interest through maturity. Such escrow accounts are funded almost exclusively with U.S. Treasury and U.S. government agency securities.

Mixed Maturity Securities. The Company’s investment policy with respect to fixed maturity securities is generally to purchase instruments with the expectation of holding them to their maturity. However, management of the available for sale portfolio is considered necessary to maintain an approximate matching of assets and liabilities as well as to adjust the portfolio as a result of changes in financial market conditions and tax considerations.
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
At June 30, 2016, investments in foreign government fixed maturity securities (which are generally held by the Company's foreign operations) were as follows:

(In thousands)	Carrying Value
Australia	$238,363
Argentina	189,683
Canada	161,744
United Kingdom	140,600
Germany	46,177
Supranational (1)	35,706
Brazil	35,581
Norway	33,261
Singapore	6,436
Colombia	6,050
Uruguay	4,738
Total	$898,339
________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction and Development.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At June 30, 2016, the carrying value of investment funds was $1,205 million, including investments in real estate funds of $625 million, energy funds of $82 million and hedge equity funds of $69 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2016, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are three properties under development: an office building in London, a mixed-use project in Washington D.C. and an office complex in New York City. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $142.9 million and an aggregate fair value of $145.4 million at June 30, 2016. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of June 30, 2016. Loans receivable include real estate loans of $122.3 million that are secured by commercial real estate located primarily in Delaware, Virginia, and New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $20.6 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.0 years at June 30, 2016, down from 3.3 years at December 31, 2015.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities decreased slightly to $332 million in the first six months of 2016 from $333 million in the comparable period in 2015.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 82% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2016. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At June 30, 2016, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,536 million and a face amount of $2,571 million. The maturities of the outstanding debt are $14 million in 2016, $39 million in 2017, $441 million in 2019, $300 million in 2020, $427 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053 and $400 million in 2056.

In February 2016, the Company issued $110 million aggregate principal amount of its 5.9% subordinated debentures due 2056, and in May 2016, the Company issued $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. In May 2015, the Company repaid $200 million of 5.60% senior notes at maturity and $71 million of mortgage loans.
Equity. At June 30, 2016, total common stockholders’ equity was $4.9 billion, common shares outstanding were approximately 123 million and stockholders’ equity per outstanding share was $39.97. During the six months ended June 30, 2016, the Company repurchased 734,055 shares of its common stock for $37.4 million.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $7 billion at June 30, 2016. The percentage of the Company’s capital attributable to debt and subordinated debentures was 34% at June 30, 2016 and 32% at December 31, 2015.

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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

The vote by the United Kingdom to leave the European Union ("E.U.") could adversely affect our business.

The recent U.K. referendum on its membership in the E.U. resulted in a majority of U.K. voters voting in favor of the U.K. exiting the E.U. (“Brexit”). As a result of this vote, negotiations are expected to commence to determine the terms of the U.K.’s withdrawal from the E.U. and its future relationship with the E.U. As a result, we face risks associated with the potential uncertainty and consequences related to the vote and Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K. and the E.U. Any of these potential effects, and others we cannot anticipate, could adversely affect our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares during the three months ended June 30, 2016. As of June 30, 2016, 8,512,923 shares remained authorized for repurchase by the Company under its stock repurchase program.

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

W. R. BERKLEY CORPORATION
Date:	August 5, 2016	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 5, 2016	/s/ Richard M. Baio
Richard M. Baio
Senior Vice President - Chief Financial Officer and Treasurer