Form 10-Q
period 2016-09-30
BERKLEY W R CORP
filed 2016-11-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of November 2, 2016: 121,371,880

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$13,616,671	$12,444,394
Investment funds	1,231,700	1,170,040
Real estate	1,108,482	936,367
Arbitrage trading account	602,965	376,697
Loans receivable	113,996	273,103
Equity securities available for sale	158,975	150,866
Total investments	16,832,789	15,351,467
Cash and cash equivalents	873,064	763,631
Premiums and fees receivable	1,742,210	1,669,186
Due from reinsurers	1,692,779	1,532,829
Deferred policy acquisition costs	564,663	513,128
Prepaid reinsurance premiums	429,850	394,387
Trading account receivables from brokers and clearing organizations	185,548	383,115
Property, furniture and equipment	348,169	348,224
Goodwill	134,146	153,291
Accrued investment income	133,720	123,164
Federal and foreign income taxes	—	48,952
Other assets	408,718	442,782
Total assets	$23,345,656	$21,724,156

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,097,830	$10,669,150
Unearned premiums	3,408,640	3,137,133
Due to reinsurers	261,622	224,752
Trading account securities sold but not yet purchased	60,959	37,035
Federal and foreign income taxes	96,885	—
Other liabilities	968,019	837,937
Senior notes and other debt	1,762,487	1,844,621
Subordinated debentures	727,390	340,320
Total liabilities	18,383,832	17,090,948
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 121,684,506 and 123,307,837 shares, respectively	47,024	47,024
Additional paid-in capital	1,027,465	1,005,455
Retained earnings	6,519,536	6,178,070
Accumulated other comprehensive loss	(9,808)	(66,698)
Treasury stock, at cost,113,433,412 and 111,810,081 shares, respectively	(2,658,452)	(2,563,605)
Total stockholders’ equity	4,925,765	4,600,246
Noncontrolling interests	36,059	32,962
Total equity	4,961,824	4,633,208
Total liabilities and equity	$23,345,656	$21,724,156

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
REVENUES:
Net premiums written	$1,607,365	$1,571,037	$4,913,656	$4,690,364
Change in net unearned premiums	(21,421)	(39,479)	(240,584)	(193,752)
Net premiums earned	1,585,944	1,531,558	4,673,072	4,496,612
Net investment income	145,668	133,214	404,850	385,036
Insurance service fees	32,135	35,192	109,437	107,652
Net realized investment gains	175,738	66,419	207,508	113,020
Other-than-temporary impairments	—	(12,515)	(18,114)	(12,515)
Revenues from non-insurance businesses	80,242	107,059	305,787	305,261
Other income	—	30	—	335
Total revenues	2,019,727	1,860,957	5,682,540	5,395,401
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	965,856	926,355	2,852,339	2,733,298
Other operating costs and expenses	606,348	573,541	1,770,450	1,698,169
Expenses from non-insurance businesses	78,865	100,500	291,127	288,900
Interest expense	37,043	31,641	104,019	99,210
Total operating costs and expenses	1,688,112	1,632,037	5,017,935	4,819,577
Income before income taxes	331,615	228,920	664,605	575,824
Income tax expense	(110,952)	(76,184)	(214,789)	(181,595)
Net income before noncontrolling interests	220,663	152,736	449,816	394,229
Noncontrolling interests	(13)	(129)	(689)	(280)
Net income to common stockholders	$220,650	$152,607	$449,127	$393,949

NET INCOME PER SHARE:
Basic	$1.80	$1.24	$3.66	$3.17
Diluted	$1.72	$1.18	$3.50	$3.02

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income before noncontrolling interests	$220,663	$152,736	$449,816	$394,229
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	(19,470)	(62,535)	(77,389)	(76,713)
Change in unrealized investment gains, net of taxes	(47,676)	4,497	134,213	(78,832)
Other comprehensive income (loss)	(67,146)	(58,038)	56,824	(155,545)
Comprehensive income	153,517	94,698	506,640	238,684
Noncontrolling interest	44	(35)	(623)	(174)
Comprehensive income to common stockholders	$153,561	$94,663	$506,017	$238,510

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Nine Months
	Ended September 30,
	2016	2015
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,005,455	$991,512
Restricted stock units issued including tax benefit	(3,421)	(25,394)
Restricted stock units expensed	25,431	23,429
End of period	$1,027,465	$989,547
RETAINED EARNINGS:
Beginning of period	$6,178,070	$5,732,410
Net income to common stockholders	449,127	393,949
Dividends	(107,661)	(43,239)
End of period	$6,519,536	$6,083,120
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized investment gains (losses):
Beginning of period	$180,695	$306,199
Unrealized gains (losses) on securities not other-than-temporarily impaired	133,866	(78,773)
Unrealized gains on other-than-temporarily impaired securities	413	47
End of period	314,974	227,473
Currency translation adjustments:
Beginning of period	(247,393)	(122,649)
Net change in period	(77,389)	(76,713)
End of period	(324,782)	(199,362)
Total accumulated other comprehensive (loss) income	$(9,808)	$28,111
TREASURY STOCK:
Beginning of period	$(2,563,605)	$(2,364,551)
Stock exercised/vested	5,023	23,667
Stock repurchased	(99,870)	(223,652)
End of period	$(2,658,452)	$(2,564,536)
NONCONTROLLING INTERESTS:
Beginning of period	$32,962	$34,189
Contributions (distributions)	2,474	(992)
Net income	689	280
Other comprehensive loss, net of tax	(66)	(106)
End of period	$36,059	$33,371
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months
	Ended September 30,
	2016	2015
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$449,127	$393,949
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(189,394)	(100,505)
Depreciation and amortization	69,153	65,384
Noncontrolling interests	689	280
Investment funds	(60,387)	(50,838)
Stock incentive plans	27,033	24,052
Change in:
Arbitrage trading account	(4,777)	(4,157)
Premiums and fees receivable	(92,372)	(99,541)
Reinsurance accounts	(154,939)	(62,272)
Deferred policy acquisition costs	(51,795)	(40,216)
Income taxes	89,007	80,587
Reserves for losses and loss expenses	440,486	362,854
Unearned premiums	269,287	198,534
Other	(64,608)	(147,776)
Net cash from operating activities	726,510	620,335
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,074,630	765,764
Proceeds from sale of equity securities	123,187	23,778
Distributions from investment funds	5,630	198,489
Proceeds from maturities and prepayments of fixed maturity securities	2,189,365	2,727,635
Purchase of fixed maturity securities	(4,280,457)	(3,387,648)
Purchase of equity securities	(127,303)	(37,754)
Real estate purchased	(207,829)	(150,940)
Change in loans receivable	159,128	35,739
Net additions to property, furniture and equipment	(37,895)	(40,262)
Change in balances due to security brokers	102,981	43,429
Cash received in connection with business disposition	250,216	—
Payment for business purchased net of cash aquired	(53,524)	(7,156)
Net cash from (used in) investing activities	(801,871)	171,074
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(70,567)	(279,204)
Net proceeds from issuance of debt	386,848	1,891
Cash dividends to common stockholders	(30,654)	(43,239)
Purchase of common treasury shares	(99,870)	(223,652)
Other, net	(1,376)	(3,345)
Net cash from (used in) financing activities	184,381	(547,549)
Net impact on cash due to change in foreign exchange rates	413	(38,367)
Net change in cash and cash equivalents	109,433	205,493
Cash and cash equivalents at beginning of year	763,631	674,441
Cash and cash equivalents at end of period	$873,064	$879,934
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
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2016	2015	2016	2015
Basic	122,562	123,163	122,652	124,294
Diluted	128,556	128,947	128,501	130,563

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. ASU 2016-01 which amends the accounting guidance for financial instruments to require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The updated guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s financial condition upon adoption, but will impact results of operations after adoption of this guidance as unrealized gains and losses on equity securities will no longer be reported in accumulated other comprehensive income (AOCI), but will instead be reported in net income.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting and disclosure guidance for leases.  This guidance retains the two classifications of a lease, as either an operating or finance lease, both of which will require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The right-of-use asset and the lease liability will be determined based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2018, and will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied. The Company is currently evaluating the impact that the adoption of this guidance will have on its results of operations, financial position and liquidity.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which amends the accounting guidance for credit losses on financial instruments. The updated guidance amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. This guidance also applies a new current expected credit loss model for determining credit-related impairments for financial instruments measured at amortized cost.  The updated guidance is effective for reporting periods beginning after December 15, 2019. The Company will not be able to determine the impact the adoption of this guidance will have on its results of operations, financial position or liquidity until the year the guidance becomes effective.

All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Acquisitions/Disposition

In February 2016, the Company acquired an 85% ownership interest for $42.3 million in a company engaged in the distribution of promotional merchandise. The fair value of the assets acquired and liabilities assumed have been estimated based on a preliminary valuation. The fair values of the assets and liabilities will be adjusted, as needed, following completion of the final valuation.

In July 2016, the Company acquired a specialty property and casualty insurance company for $15.5 million.

The following table summarizes the initial estimated fair value of net assets acquired and liabilities assumed for the business combinations completed in 2016:

(In thousands)	2016

Investments	$6,764
Cash and cash equivalents	4,266
Real estate, furniture and equipment	701
Goodwill and other intangibles assets	45,782
Premiums and service fees receivable	3,845
Other assets	5,213
Total assets acquired	66,571

Other liabilities assumed	(4,931)
Noncontrolling interest	(3,850)
Net assets acquired	$57,790

In July 2016, the Company sold Aero Precision Industries, an aviation-related business, for $253.1 million. The business had a net carrying value of $118.2 million.

(5) Consolidated Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the nine months ended September 30, 2016:
Changes in AOCI
Beginning of period	$180,695		$(247,393)	$(66,698)
Other comprehensive income (loss) before reclassifications	170,824		(77,389)	93,435
Amounts reclassified from AOCI	(36,611)		—	(36,611)
Other comprehensive income (loss)	134,213		(77,389)	56,824
Unrealized investment gain related to non-controlling interest	66		—	66
End of period	$314,974		$(324,782)	$(9,808)
Amounts reclassified from AOCI
Pre-tax	$(56,325)	(1)	$—	$(56,325)
Tax effect	19,714	(2)	—	19,714
After-tax amounts reclassified	$(36,611)		$—	$(36,611)
Other comprehensive income (loss)
Pre-tax	$198,808		$(77,389)	$121,419
Tax effect	(64,595)		—	(64,595)
Other comprehensive income (loss)	$134,213		$(77,389)	$56,824

As of and for the three months ended September 30, 2016:
Changes in AOCI
Beginning of period	$362,593		$(305,312)	$57,281
Other comprehensive income (loss) before reclassifications	(20,968)		(19,470)	(40,438)
Amounts reclassified from AOCI	(26,708)		—	(26,708)
Other comprehensive income (loss)	(47,676)		(19,470)	(67,146)
Unrealized investment gain related to non-controlling interest	57		—	57
End of period	$314,974		$(324,782)	$(9,808)
Amounts reclassified from AOCI
Pre-tax	$(41,090)	(1)	$—	$(41,090)
Tax effect	14,382	(2)	—	14,382
After-tax amounts reclassified	$(26,708)		$—	$(26,708)
Other comprehensive income (loss)
Pre-tax	$(72,188)		$(19,470)	$(91,658)
Tax effect	24,512		—	24,512
Other comprehensive income (loss)	$(47,676)		$(19,470)	$(67,146)

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the nine months ended September 30, 2015:
Changes in AOCI
Beginning of period	$306,199		$(122,649)	$183,550
Other comprehensive income (loss) before reclassifications	(69,078)		(76,713)	(145,791)
Amounts reclassified from AOCI	(9,754)		—	(9,754)
Other comprehensive income (loss)	(78,832)		(76,713)	(155,545)
Unrealized investment gain related to non-controlling interest	106		—	106
End of period	$227,473		$(199,362)	$28,111
Amounts reclassified from AOCI
Pre-tax	$(15,006)	(1)	$—	$(15,006)
Tax effect	5,252	(2)	—	5,252
After-tax amounts reclassified	$(9,754)		$—	$(9,754)
Other comprehensive income (loss)
Pre-tax	$(135,186)		$(76,713)	$(211,899)
Tax effect	56,354			56,354
Other comprehensive income (loss)	$(78,832)		$(76,713)	$(155,545)

As of and for the three months ended September 30, 2015:
Changes in AOCI
Beginning of period	$222,882		$(136,827)	$86,055
Other comprehensive income (loss) before reclassifications	3,943		(62,535)	(58,592)
Amounts reclassified from AOCI	554		—	554
Other comprehensive income (loss)	4,497		(62,535)	(58,038)
Unrealized investment gain related to non-controlling interest	94		—	94
End of period	$227,473		$(199,362)	$28,111
Amounts reclassified from AOCI
Pre-tax	$852	(1)	$—	$852
Tax effect	(298)	(2)	—	(298)
After-tax amounts reclassified	$554		$—	$554
Other comprehensive income (loss)
Pre-tax	$(7,731)		$(62,535)	$(70,266)
Tax effect	12,228		—	12,228
Other comprehensive income (loss)	$4,497		$(62,535)	$(58,038)

_______________
(1) Net investment (gains) losses in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $124,791,000 and $124,632,000 and income taxes paid were $99,161,000 and $96,364,000 in the nine months ended September 30, 2016 and 2015, respectively.

(7) Investments in Fixed Maturity Securities
At September 30, 2016 and December 31, 2015, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2016
Held to maturity:
State and municipal	$71,608	$17,388	$—	$88,996	$71,608
Residential mortgage-backed	16,569	2,232	—	18,801	16,569
Total held to maturity	88,177	19,620	—	107,797	88,177
Available for sale:
U.S. government and government agency	530,541	25,383	(931)	554,993	554,993
State and municipal:
Special revenue	2,707,492	124,159	(1,767)	2,829,884	2,829,884
State general obligation	528,380	33,688	(560)	561,508	561,508
Pre-refunded	366,360	31,900	(9)	398,251	398,251
Corporate backed	374,355	15,424	(235)	389,544	389,544
Local general obligation	350,349	32,193	(14)	382,528	382,528
Total state and municipal	4,326,936	237,364	(2,585)	4,561,715	4,561,715
Mortgage-backed securities:
Residential (1)	1,131,545	27,275	(4,859)	1,153,961	1,153,961
Commercial	108,928	1,032	(916)	109,044	109,044
Total mortgage-backed securities	1,240,473	28,307	(5,775)	1,263,005	1,263,005
Asset-backed	2,265,206	15,729	(12,074)	2,268,861	2,268,861
Corporate:
Industrial	2,168,312	111,260	(3,692)	2,275,880	2,275,880
Financial	1,288,472	52,419	(5,384)	1,335,507	1,335,507
Utilities	199,941	11,593	(785)	210,749	210,749
Other	90,229	1,816	(13)	92,032	92,032
Total corporate	3,746,954	177,088	(9,874)	3,914,168	3,914,168
Foreign	909,765	58,477	(2,490)	965,752	965,752
Total available for sale	13,019,875	542,348	(33,729)	13,528,494	13,528,494
Total investments in fixed maturity securities	$13,108,052	$561,968	$(33,729)	$13,636,291	$13,616,671

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2015
Held to maturity:
State and municipal	$77,129	$16,246	$—	$93,375	$77,129
Residential mortgage-backed	19,138	2,207	—	21,345	19,138
Total held to maturity	96,267	18,453	—	114,720	96,267
Available for sale:
U.S. government and government agency	645,092	27,660	(2,333)	670,419	670,419
State and municipal:
Special revenue	2,510,816	102,909	(3,737)	2,609,988	2,609,988
State general obligation	583,456	28,068	(2,070)	609,454	609,454
Pre-refunded	439,772	32,056	(31)	471,797	471,797
Corporate backed	388,904	14,039	(402)	402,541	402,541
Local general obligation	342,158	24,270	(29)	366,399	366,399
Total state and municipal	4,265,106	201,342	(6,269)	4,460,179	4,460,179
Mortgage-backed securities:
Residential (1)	1,126,382	18,935	(11,180)	1,134,137	1,134,137
Commercial	64,975	875	(128)	65,722	65,722
Total mortgage-backed securities	1,191,357	19,810	(11,308)	1,199,859	1,199,859
Asset-backed	1,706,694	12,892	(14,414)	1,705,172	1,705,172
Corporate:
Industrial	1,976,393	75,168	(30,027)	2,021,534	2,021,534
Financial	1,153,096	31,744	(11,819)	1,173,021	1,173,021
Utilities	192,857	8,321	(2,527)	198,651	198,651
Other	81,607	245	(20)	81,832	81,832
Total corporate	3,403,953	115,478	(44,393)	3,475,038	3,475,038
Foreign	799,839	50,310	(12,689)	837,460	837,460
Total available for sale	12,012,041	427,492	(91,406)	12,348,127	12,348,127
Total investments in fixed maturity securities	$12,108,308	$445,945	$(91,406)	$12,462,847	$12,444,394
____________

(1)
Gross unrealized losses for residential mortgage-backed securities include $857,252 and $1,269,491 as of September 30, 2016 and December 31, 2015, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,032,042	$1,054,113
Due after one year through five years	5,068,197	5,246,081
Due after five years through ten years	3,287,833	3,500,463
Due after ten years	2,462,938	2,553,828
Mortgage-backed securities	1,257,042	1,281,806
Total	$13,108,052	$13,636,291
At September 30, 2016 and 2015, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(8) Investments in Equity Securities Available for Sale
At September 30, 2016 and December 31, 2015, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2016
Common stocks	$37,897	$215	$(2,441)	$35,671	$35,671
Preferred stocks	125,759	6,573	(9,028)	123,304	123,304
Total	$163,656	$6,788	$(11,469)	$158,975	$158,975
December 31, 2015
Common stocks	$56,462	$—	$(19,189)	$37,273	$37,273
Preferred stocks	108,730	8,216	(3,353)	113,593	113,593
Total	$165,192	$8,216	$(22,542)	$150,866	$150,866

(9) Arbitrage Trading Account
At September 30, 2016 and December 31, 2015, the fair and carrying values of the arbitrage trading account were $603 million and $377 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of September 30, 2016, the fair value of long option contracts outstanding was $1.2 million (notional amount of $53.9 million) and the fair value of short option contracts outstanding was $0.7 million (notional amount of $103.6 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2016	2015	2016	2015
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$114,271	$104,936	$331,448	$318,095
Investment funds	25,293	22,926	60,385	50,838
Arbitrage trading account	6,441	2,608	12,883	11,470
Equity securities available for sale	1,069	1,109	3,217	3,513
Real estate	585	4,389	4,552	9,270
Gross investment income	147,659	135,968	412,485	393,186
Investment expense	(1,991)	(2,754)	(7,635)	(8,150)
Net investment income	$145,668	$133,214	$404,850	$385,036

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
Investment funds consist of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Real estate	$646,102	$580,830	$33,028	$51,467
Energy	80,900	93,719	7,174	(25,124)
Hedge equity	71,371	70,580	791	(3,925)
Other funds	433,327	424,911	19,392	28,420
Total	$1,231,700	$1,170,040	$60,385	$50,838

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

Other funds include private equity investments carried on the equity method of accounting, which includes a publicly traded common stock investment in HealthEquity, Inc. (HQY). Our ownership interest in HQY as of September 30, 2016 is approximately 21% with a fair value of $453 million and a carrying value of $53.1 million. In October 2016, the Company sold approximately 2.2 million shares in HQY and recognized a realized investment gain of approximately $65 million. Following the completion of the sale, the Company will report its investment in HQY at fair value.

12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2016	2015
Properties in operation	$441,795	$226,055
Properties under development	666,687	710,312
Total	$1,108,482	$936,367

In 2016, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $13,345,000 and $9,073,000 as of September 30, 2016 and December 31, 2015, respectively. Related depreciation expense was $4,117,000 and $5,991,000 for the nine months ended September 30, 2016 and 2015, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $2,982,866 in 2016, $16,900,586 in 2017, $22,572,465 in 2018, $20,707,015 in 2019, $19,471,136 in 2020, $19,649,571 in 2021 and $411,667,096 thereafter.

Properties under development include an office building in London and a mixed-use project in Washington, D.C.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Amortized cost (net of valuation allowance):
Real estate loans	$96,312	$200,499
Commercial loans	17,684	72,604
Total	$113,996	$273,103

Fair value:
Real estate loans	$97,296	$201,641
Commercial loans	19,187	74,106
Total	$116,483	$275,747

Valuation allowance:
Specific	$1,025	$—
General	2,197	2,094
Total	$3,222	$2,094

	For the Three Months Ended September 30,

	2016	2015
Increase in valuation allowance	$467	$19

	For the Nine Months Ended September 30,

	2016	2015
Increase (decrease) in valuation allowance	$1,128	$(81)
Loans receivable in non-accrual status were $9.1 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively.
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
The real estate loans are secured by commercial real estate primarily located in North Carolina, Ohio and New York. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at September 30, 2016, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Realized investment gains (losses):
Fixed maturity securities:
Gains	$33,798	$1,341	$66,972	$8,178
Losses	(1,150)	(2,171)	(5,570)	(2,810)
Equity securities available for sale	8,441	(21)	13,037	9,639
Investment funds	(3,788)	70,648	(9,041)	92,821
Real estate	687	—	5,247	—
Other (1)	137,750	(3,378)	136,863	5,192
Net realized gains on investments sales	175,738	66,419	207,508	113,020
Other-than-temporary impairments (2)	—	(12,515)	(18,114)	(12,515)
Net investment gains	175,738	53,904	189,394	100,505
Income tax expense	(61,508)	(18,866)	(66,288)	(35,177)
After-tax net realized investment gains	$114,230	$35,038	$123,106	$65,328

Change in unrealized investment gains (losses) of available for sale securities:
Fixed maturity securities	$(45,388)	$2,449	$169,933	$(102,863)
Previously impaired fixed maturity securities	(1,406)	50	413	73
Equity securities available for sale	(28,517)	(2,353)	12,433	(15,977)
Investment funds	3,143	(7,876)	16,028	(16,417)
Total change in unrealized investment gains (losses)	(72,168)	(7,730)	198,807	(135,184)
Income tax benefit (expense)	24,493	12,229	(64,594)	56,354
Noncontrolling interests	57	94	66	106
After-tax change in unrealized investment gains (losses) of available for sale securities	$(47,618)	$4,593	$134,279	$(78,724)
______________________
(1) Other includes a gain of $134.9 million from the sale of Aero Precision Industries, and certain related aviation services business, for the three and nine months ended September 30, 2016.
(2) Other than temporary impairments (OTTI) for the nine months ended September 30, 2016 of $18.1 million were related to equity securities available for sale. OTTI for the three and nine months ended September 30, 2015 of $12.5 million were related to equity securities available for sale and fixed maturity securities of $3.5 million and $9.0 million, respectively.

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at September 30, 2016 and December 31, 2015 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2016
U.S. government and government agency	$54,550	$279	$39,092	$652	$93,642	$931
State and municipal	217,215	1,095	138,082	1,490	355,297	2,585
Mortgage-backed securities	251,969	1,851	105,927	3,924	357,896	5,775
Asset-backed securities	918,983	5,718	214,436	6,356	1,133,419	12,074
Corporate	337,940	2,152	98,162	7,722	436,102	9,874
Foreign	52,233	640	30,842	1,850	83,075	2,490
Fixed maturity securities	1,832,890	11,735	626,541	21,994	2,459,431	33,729
Common stocks	18,112	779	8,116	1,662	26,228	2,441
Preferred stocks	46,135	8,199	24,845	829	70,980	9,028
Equity securities available for sale	64,247	8,978	32,961	2,491	97,208	11,469
Total	$1,897,137	$20,713	$659,502	$24,485	$2,556,639	$45,198

December 31, 2015
U.S. government and government agency	$101,660	$487	$64,500	$1,846	$166,160	$2,333
State and municipal	501,952	4,404	106,681	1,865	608,633	6,269
Mortgage-backed securities	381,986	3,639	184,807	7,669	566,793	11,308
Asset-backed securities	1,091,078	7,703	190,467	6,711	1,281,545	14,414
Corporate	1,232,940	35,406	76,797	8,987	1,309,737	44,393
Foreign	169,190	8,822	19,528	3,867	188,718	12,689
Fixed maturity securities	3,478,806	60,461	642,780	30,945	4,121,586	91,406
Common stocks	18,641	18,005	7,829	1,184	26,470	19,189
Preferred stocks	—	—	22,320	3,353	22,320	3,353
Equity securities available for sale	18,641	18,005	30,149	4,537	48,790	22,542
Total	$3,497,447	$78,466	$672,929	$35,482	$4,170,376	$113,948

Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2016 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Corporate	10	$27,531	$3,045
Mortgage-backed securities	11	23,921	1,229
Foreign government	4	23,001	1,101
Asset-backed securities	5	8,418	405
State and municipal	1	7,007	25
Total	31	$89,878	$5,805

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
Preferred Stocks – At September 30, 2016, there were three preferred stocks in an unrealized loss position, with an aggregate fair value of $71 million and a gross unrealized loss of $9 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI.
Common Stocks – At September 30, 2016, there were three common stocks in an unrealized loss position, with an aggregate fair value of $26 million and a gross unrealized loss of $2 million. Based on management's view of the underlying securities, the Company does not consider these equity securities to be OTTI.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million and $2 million at September 30, 2016 and December 31, 2015, respectively.

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
Substantially, all of the Company’s fixed maturity securities were priced by independent pricing services. The prices provided by the independent pricing services are estimated based on observable market data in active markets utilizing pricing models and processes, which may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, sector groupings, matrix pricing and reference data. The pricing services may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs are available for each security evaluation on any given day. The pricing services used by the Company have indicated that they will only produce an estimate of fair value if objectively verifiable information is available. The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness and periodically performs independent price tests of a sample of securities to ensure proper valuation.
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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$554,993	$—	$554,993	$—
State and municipal	4,561,715	—	4,561,715	—
Mortgage-backed securities	1,263,005	—	1,263,005	—
Asset-backed securities	2,268,861	—	2,268,676	185
Corporate	3,914,168	—	3,914,168	—
Foreign government	965,752	—	965,752	—
Total fixed maturity securities available for sale	13,528,494	—	13,528,309	185
Equity securities available for sale:
Common stocks	35,671	27,555	—	8,116
Preferred stocks	123,304	—	119,630	3,674
Total equity securities available for sale	158,975	27,555	119,630	11,790
Arbitrage trading account	602,965	320,280	282,685	—
Total	$14,290,434	$347,835	$13,930,624	$11,975
Liabilities:
Trading account securities sold but not yet purchased	$60,959	$60,947	$12	$—

December 31, 2015
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$670,419	$—	$670,419	$—
State and municipal	4,460,179	—	4,460,179	—
Mortgage-backed securities	1,199,859	—	1,199,859	—
Asset-backed securities	1,705,172	—	1,704,973	199
Corporate	3,475,038	—	3,474,884	154
Foreign government	837,460	—	837,460	—
Total fixed maturity securities available for sale	12,348,127	—	12,347,774	353
Equity securities available for sale:
Common stocks	37,273	29,444	—	7,829
Preferred stocks	113,593	—	109,969	3,624
Total equity securities available for sale	150,866	29,444	109,969	11,453
Arbitrage trading account	376,697	256,914	119,607	176
Total	$12,875,690	$286,358	$12,577,350	$11,982
Liabilities:
Trading account securities sold but not yet purchased	$37,035	$35,559	$1,476	$—
There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2016 or during the year ended December 31, 2015.

The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2016 and for the year ended December 31, 2015:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers	Ending Balance
								In / (Out)
Nine months ended September 30, 2016:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$199	$3	$13	$—	$—	$—	$(30)	$—	$185
Corporate	154	177	—	—	—	(331)	—	—	—
Total	353	180	13	—	—	(331)	(30)	—	185
Equity securities available for sale:
Common stocks	7,829	—	(478)	—	765	—	—	—	8,116
Preferred stocks	3,624	50	—	—	—	—	—	—	3,674
Total	11,453	50	(478)	—	765	—	—	—	11,790
Arbitrage trading account	176	(176)	—	—	—	—	—	—	—
Total	$11,982	$54	$(465)	$—	$765	$(331)	$(30)	$—	$11,975

Year ended December 31, 2015:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$20,611	$19	$191	$—	$—	$—	$(1,820)	$(18,802)	$199
Corporate	154	—	—	—	—	—	—	—	154
Total	20,765	19	191	—	—	—	(1,820)	(18,802)	353
Equity securities available for sale:
Common stocks	10,741	—	(273)	(2,331)	—	(308)	—	—	7,829
Preferred stocks	3,713	(89)	—	—	—	—	—	—	3,624
Total	14,454	(89)	(273)	(2,331)	—	(308)	—	—	11,453
Arbitrage trading account	720	(799)	—	—	72,640	(71,921)	—	(464)	176
Total	$35,939	$(869)	$(82)	$(2,331)	$72,640	$(72,229)	$(1,820)	$(19,266)	$11,982

During the nine months ended September 30, 2016, there were no transfers out of Level 3. During the year ended December 31, 2015, five securities were transferred out of Level 3 as an observable price became available.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,616,671	$13,636,291	$12,444,394	$12,462,847
Equity securities available for sale	158,975	158,975	150,866	150,866
Arbitrage trading account	602,965	602,965	376,697	376,697
Loans receivable	113,996	116,483	273,103	275,747
Cash and cash equivalents	873,064	873,064	763,631	763,631
Trading account receivables from brokers and clearing organizations	185,548	185,548	383,115	383,115
Due from broker	—	—	1,713	1,713
Liabilities:
Due to broker	101,405	101,405	—	—
Trading account securities sold but not yet purchased	60,959	60,959	37,035	37,035
Subordinated debentures	727,390	779,056	340,320	355,880
Senior notes and other debt	1,762,487	1,997,430	1,844,621	2,029,572
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

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2016	2015	2016	2015
Written premiums:
Direct	$1,643,870	$1,601,344	$5,061,646	$4,852,584
Assumed	224,979	221,237	702,265	633,200
Ceded	(261,484)	(251,544)	(850,255)	(795,420)
Total net premiums written	$1,607,365	$1,571,037	$4,913,656	$4,690,364

Earned premiums:
Direct	$1,647,033	$1,575,624	$4,824,768	$4,646,343
Assumed	216,758	217,668	635,443	632,362
Ceded	(277,847)	(261,734)	(787,139)	(782,093)
Total net premiums earned	$1,585,944	$1,531,558	$4,673,072	$4,496,612

Ceded losses and loss expenses incurred	$213,065	$123,765	$507,258	$374,084
Ceded commissions earned	$47,315	$45,946	$143,809	$129,766
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of September 30, 2016 and December 31, 2015.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $25 million and $23 million for the nine months ended September 30, 2016 and 2015, respectively. A summary of RSUs issued in the nine months ended September 30, 2016 and 2015 follows:

($ in thousands)	Units	Fair Value
Nine months ended September 30,
2016	990,487	$57,959
2015	971,457	$54,439

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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2016
Insurance	$1,431,664	$117,388	$22,819	$1,571,871	$215,649	$144,310
Reinsurance	154,280	21,478	—	175,758	22,171	15,167
Corporate, other and eliminations (1)	—	6,802	89,560	96,362	(81,941)	(53,055)
Net investment gains	—	—	175,736	175,736	175,736	114,228
Total	$1,585,944	$145,668	$288,115	$2,019,727	$331,615	$220,650
Three months ended September 30, 2015
Insurance	$1,379,501	$106,989	$23,021	$1,509,511	$204,109	$139,446
Reinsurance	152,057	19,468	—	171,525	22,413	15,807
Corporate, other and eliminations (1)	—	6,757	119,260	126,017	(51,506)	(37,684)
Net investment gains	—	—	53,904	53,904	53,904	35,038
Total	$1,531,558	$133,214	$196,185	$1,860,957	$228,920	$152,607
Nine months ended September 30, 2016:
Insurance	$4,206,887	322,779	$77,215	$4,606,881	$604,825	$407,346
Reinsurance	466,185	59,244	—	525,429	61,041	42,285
Corporate, other and eliminations (1)	—	22,827	338,009	360,836	(190,655)	(123,610)
Net investment gains	—	—	189,394	189,394	189,394	123,106
Total	$4,673,072	$404,850	$604,618	$5,682,540	$664,605	$449,127
Nine months ended September 30, 2015:
Insurance	$4,042,159	$309,337	$72,981	$4,424,477	$575,748	$395,581
Reinsurance	454,453	54,575	—	509,028	69,797	49,134
Corporate, other and eliminations (1)	—	21,124	340,267	361,391	(170,226)	(116,094)
Net investment gains	—	—	100,505	100,505	100,505	65,328
Total	$4,496,612	$385,036	$513,753	$5,395,401	$575,824	$393,949
________
(1) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.

Identifiable Assets

(In thousands)	September 30, 2016	December 31, 2015
Insurance	$18,972,237	$18,063,730
Reinsurance	2,585,307	2,441,340
Corporate, other and eliminations	1,788,112	1,219,086
Consolidated	$23,345,656	$21,724,156

Net premiums earned by major line of business are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2016	2015	2016	2015
Insurance:
Other liability	$465,068	$418,133	$1,331,143	$1,216,411
Workers’ compensation	355,604	347,745	1,047,412	1,010,279
Short-tail lines (1)	317,498	327,357	977,138	973,606
Commercial automobile	164,540	170,660	481,249	506,229
Professional liability	128,954	115,606	369,945	335,634
Total Insurance	1,431,664	1,379,501	4,206,887	4,042,159

Reinsurance:
Casualty	93,757	103,198	290,373	314,462
Property	60,523	48,859	175,812	139,991
Total Reinsurance	154,280	152,057	466,185	454,453

Total	$1,585,944	$1,531,558	$4,673,072	$4,496,612
______________
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
Given the persistently low rate environment, investing for total return including realized gains is an important part of our investment strategy. These gains cause variability in the Company's quarterly results, but have enhanced overall return. In July 2016, the Company sold a wholly-owned investment, Aero Precision Industries, and certain related aviation services businesses and recognized a realized investment gain of $134.9 million. In October 2016, the Company sold approximately 2.2 million shares in HealthEquity, Inc. (HQY) and recognized a realized investment gain of approximately $65 million. Following the completion of the sale, the Company will report its investment in HQY at fair value.
Commencing with the first quarter of 2016, the Company changed the aggregation of its business segments. Operating units in the Insurance-Domestic segment and Insurance-International segment, were combined into the Insurance segment. The segment disclosures for prior periods have been revised to be consistent with the new reportable business segment presentation.

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
Our net reserves for losses and loss expenses of approximately $9.5 billion as of September 30, 2016 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.4 billion, or 15%, of the Company’s net loss reserves as of September 30, 2016 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.

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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2016	December 31, 2015
Insurance	$8,143,250	$7,876,193
Reinsurance	1,403,626	1,368,679
Net reserves for losses and loss expenses	9,546,876	9,244,872
Ceded reserves for losses and loss expenses	1,550,954	1,424,278
Gross reserves for losses and loss expenses	$11,097,830	$10,669,150
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2016
Other liability	$1,187,601	$2,054,841	$3,242,442
Workers’ compensation (1)	1,593,772	1,330,303	2,924,075
Professional liability	256,005	474,940	730,945
Short-tail lines (2)	339,852	291,692	631,544
Commercial automobile	359,455	254,789	614,244
Total Insurance	3,736,685	4,406,565	8,143,250
Reinsurance (1)	686,218	717,408	1,403,626
Total	$4,422,903	$5,123,973	$9,546,876

December 31, 2015
Other liability	$1,079,641	$1,947,637	$3,027,278
Workers’ compensation (1)	1,655,726	1,263,508	2,919,234
Professional liability	256,783	478,796	735,579
Short-tail lines (2)	317,375	282,448	599,823
Commercial automobile	352,208	242,071	594,279
Total Insurance	3,661,733	4,214,460	7,876,193
Reinsurance (1)	631,666	737,013	1,368,679
Total	$4,293,399	$4,951,473	$9,244,872
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $652 million and $699 million as of September 30, 2016 and December 31, 2015, respectively.
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

Net prior year development (i.e. the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Net decrease in prior year loss reserves	$23,518	$39,095
Increase in prior year earned premiums	18,039	9,733
Net favorable prior year development	$41,557	$48,828

In 2016, favorable prior year development (net of additional and return premiums) of $42 million included $38 million for the Insurance segment and $4 million for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business, partially offset by adverse development for commercial auto liability and medical and other professional liability. The favorable development for workers' compensation stems from accident years 2003 through 2015, but is concentrated in accident years 2014 and 2015; it reflects claims frequency trends (i.e., number of reported claims per unit of exposure) that continue to be better than we expected. The unfavorable development for commercial auto liability was driven by higher large loss activity than expected in accident years 2014 and 2015, and the unfavorable development for medical professional liability was primarily in accident years prior to 2013 and stemmed from a class of medical professional liability business that we discontinued writing in 2013.
In 2015, favorable prior year development (net of additional and return premiums) was $49 million, and included $41 million for the Insurance segment and $8 million for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to excess and surplus lines casualty business from accident years 2009 through 2014, partially offset by adverse development in commercial auto liability from accident years 2011 through 2014. The favorable development for excess and surplus lines reflects the continuation of favorable claim frequency trends (i.e., number of reported claims per unit of exposure), while the unfavorable development for commercial auto liability is driven by higher large loss activity.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,930 million and $2,308 million at September 30, 2016 and December 31, 2015, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $652 million and $699 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, discount rates by year ranged from 1.8% to 6.5%, with a weighted average discount rate of 3.9%.

         Substantially all of the workers’ compensation discount (97% at September 30, 2016) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2016), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $68 million at September 30, 2016 and $62 million at December 31, 2015. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of September 30, 2016:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	351	$2,442,037	$28,610
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	1	185	143
Twelve months and longer	4	17,209	4,976
Total	356	$2,459,431	$33,729
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2016 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Corporate	10	$27,531	$3,045
Mortgage-backed securities	11	23,921	1,229
Foreign government	4	23,001	1,101
Asset-backed securities	5	8,418	405
State and municipal	1	7,007	25
Total	31	$89,878	$5,805

The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized loss is due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be

OTTI. There were no OTTI of fixed maturity securities for the three or nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, OTTI for fixed maturity securities recognized in earnings was $9 million, all of which was considered due to credit factors.
Preferred Stocks – At September 30, 2016, there were three preferred stocks in an unrealized loss position, with an aggregate fair value of $71 million and a gross unrealized loss of $9 million. Based on management's view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI. There were no OTTI of preferred stock for the three and nine months ended September 30, 2016 and 2015.
Common Stocks – At September 30, 2016, there were three common stocks in an unrealized loss position, with an aggregate fair value of $26 million and a gross unrealized loss of $2 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI. For the nine months ended September 30, 2016, the Company reported OTTI for common stocks of $18.1 million. There was no OTTI of common stocks for the three months ended September 30, 2016. For the three and nine months ended September 30, 2015, OTTI for common stocks was $3.5 million.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million and $2 million at September 30, 2016 and December 31, 2015, respectively.
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

The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2016:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,277,130	98.1%
Syndicate manager	54,247	0.4
Directly by the Company based on:
Observable data	196,932	1.5
Cash flow model	185	—
Total	$13,528,494	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2016, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2016 and 2015. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2016	2015
Insurance:
Gross premiums written	$5,212,415	$5,002,603
Net premiums written	4,410,254	4,238,544
Net premiums earned	4,206,887	4,042,159
Loss ratio	61.1%	61.0%
Expense ratio	32.4%	32.6%
GAAP combined ratio	93.5%	93.6%
Reinsurance:
Gross premiums written	$551,496	$483,181
Net premiums written	503,402	451,820
Net premiums earned	466,185	454,453
Loss ratio	60.7%	58.9%
Expense ratio	39.0%	37.8%
GAAP combined ratio	99.7%	96.7%
Consolidated:
Gross premiums written	$5,763,911	$5,485,784
Net premiums written	4,913,656	4,690,364
Net premiums earned	4,673,072	4,496,612
Loss ratio	61.0%	60.8%
Expense ratio	33.1%	33.2%
GAAP combined ratio	94.1%	94.0%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2016 and 2015:

(In thousands, except per share data)	2016	2015
Net income to common stockholders	$449,127	$393,949
Weighted average diluted shares	128,501	130,563
Net income per diluted share	$3.50	$3.02
The Company reported net income of $449 million in 2016 compared to $394 million in 2015. The 14% increase in net income was primarily due to an increase in after-tax net investment gains of $58 million (inclusive of OTTI), an increase in after-tax net investment income of $13 million and an increase in after-tax net foreign currency gains of $5 million, partially offset by an after-tax decrease in insurance service income of $6 million and an after-tax increase in other expenses of $11 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2016 and in 2015.
Premiums. Gross premiums written were $5,764 million in 2016, an increase of 5% from $5,486 million in 2015. The growth was largely due to an increase in new business in the Insurance segment of 11%. Approximately 77% of policies expiring in 2016 were renewed, compared with a 78% renewal retention rate for policies expiring in 2015.
Average renewal premium rates for insurance and facultative reinsurance increased 0.2% in 2016 when adjusted for change in exposures.

A summary of gross premiums written in 2016 compared with 2015 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4% to $5,212 million in 2016 from $5,003 million in 2015. Gross premiums increased $182 million (13%) for other liability, $28 million (2%) for workers' compensation and $45 million (10%) for professional liability, and decreased $33 million (3%) for short-tail lines and $13 million (3%) for commercial auto.

•
Reinsurance - gross premiums increased 14% to $552 million in 2016 from $483 million in 2015. Gross premiums increased $68 million (42%) for property lines and $1 million (less than 1%) for casualty lines. The increase in property premiums was primarily due to growth in structured property reinsurance.

Net premiums written were $4,914 million in 2016, an increase of 5% from $4,690 million in 2015. Ceded reinsurance premiums as a percentage of gross written premiums were 14% in both 2016 and in 2015.
Premiums earned increased 4% to $4,673 million in 2016 from $4,497 million in 2015. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2016 are related to business written during both 2016 and 2015. Audit premiums were $116 million in 2016 compared with $112 million in 2015.
Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2016 and 2015:

	Amount		Average Annualized Yield
($ In thousands)	2016	2015	2016	2015
Fixed maturity securities, including cash and cash equivalents and loans receivable	$331,448	$318,095	3.3%	3.3%
Investment funds	60,385	50,838	6.6	5.6
Arbitrage trading account	12,883	11,470	4.4	2.7
Real estate	4,552	9,270	0.6	1.6
Equity securities available for sale	3,217	3,513	2.2	2.8
Gross investment income	412,485	393,186	3.3	3.3
Investment expenses	(7,635)	(8,150)
Total	$404,850	$385,036	3.3%	3.2%
Net investment income increased 5% to $405 million in 2016 from $385 million in 2015 due primarily to a $13 million increase in income from fixed maturity securities and a $10 million increase in investment funds, partially offset by a decrease in income from real estate of $5 million. The increase in investment income from investment funds (reported on a one-quarter lag) was primarily due to improvement in the performance for energy funds, partially offset by a decrease in real estate funds. Average invested assets, at cost (including cash and cash equivalents), were $17.0 billion in 2016 and $15.9 billion in 2015.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased to $109 million in 2016 from $108 million in 2015.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $208 million in 2016 compared with $113 million in 2015. The increase primarily relates to the sale of Aero Precision Industries.
Other-Than-Temporary Impairments. Other-than-temporary impairments of $18.1 million in 2016 were related to common stocks. Other-than-temporary impairments of $12.5 million in 2015 were related to fixed maturity securities ($9.0 million) and common stock ($3.5 million).
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from a business engaged in the distribution of promotional merchandise and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $306 million in 2016 and $305 million in 2015.
Losses and Loss Expenses. Losses and loss expenses increased to $2,852 million in 2016 from $2,733 million in 2015. The consolidated loss ratio was 61.0% in 2016 and 60.8% in 2015. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $68 million in 2016 and $46 million in 2015. Favorable prior year reserve development (net of premium offsets) was $42 million in 2016 and $49 million in 2015. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.5 points to 60.4% in 2016 from 60.9% in 2015.
A summary of loss ratios in 2016 compared with 2015 by business segment follows:

•
Insurance - The loss ratio was 61.1% in 2016 and 61.0% in 2015. Catastrophe losses were $58 million in 2016 compared with $43 million in 2015. Favorable prior year reserve development was $38 million in 2016 and $41 million in 2015. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.3 points to 60.6% in 2016 from 60.9% in 2015.

•
Reinsurance - The loss ratio of 60.7% in 2016 was 1.8 points higher than the loss ratio of 58.9% in 2015. Catastrophe losses were $10 million in 2016 compared with $3 million in 2015. Favorable prior year reserve development was $4 million in 2016 compared with $8 million in 2015. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.6 points to 59.4% in 2016 from 60.0% in 2015.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2016	2015
Underwriting expenses	$1,544,792	$1,491,109
Service expenses	103,868	93,314
Net foreign currency gains	(11,547)	(3,234)
Other costs and expenses	133,337	116,980
Total	$1,770,450	$1,698,169
Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 4% compared with an increase in net premiums earned of 4%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.2% for the nine months ended September 30, 2016 and 2015.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $104 million in 2016 from $93 million in 2015.
Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $12 million in 2016 compared to $3 million in 2015.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $133 million in 2016 from $117 million in 2015.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with a business engaged in the distribution of promotional merchandise and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $291 million in 2016 compared to $289 million in 2015.
Interest Expense. Interest expense was $104 million in 2016 compared with $99 million in 2015. During 2016, the Company repaid $83 million of debt on various issuances, mainly in connection with the sale of Aero Precision Industries. The Company repaid $200 million of 5% senior notes at maturity on May 15, 2015. In February 2016, the Company issued $110 million of 5.9% subordinated debentures maturing in 2056, and in May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056.
Income Taxes. The effective income tax rate was 32% in both 2016 and 2015. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $69 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $8 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2016 and 2015. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2016	2015
Insurance:
Gross premiums written	$1,696,071	$1,651,246
Net premiums written	1,449,767	1,412,327
Net premiums earned	1,431,664	1,379,501
Loss ratio	60.9%	60.6%
Expense ratio	32.4%	32.6%
GAAP combined ratio	93.3%	93.2%
Reinsurance:
Gross premiums written	$172,778	$171,335
Net premiums written	157,598	158,710
Net premiums earned	154,280	152,057
Loss ratio	61.1%	59.1%
Expense ratio	38.5%	39.0%
GAAP combined ratio	99.6%	98.1%
Consolidated:
Gross premiums written	$1,868,849	$1,822,581
Net premiums written	1,607,365	1,571,037
Net premiums earned	1,585,944	1,531,558
Loss ratio	60.9%	60.5%
Expense ratio	33.0%	33.2%
GAAP combined ratio	93.9%	93.7%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2016 and 2015:

(In thousands, except per share data)	2016	2015
Net income to common stockholders	$220,650	$152,607
Weighted average diluted shares	128,556	128,947
Net income per diluted share	$1.72	$1.18
The Company reported net income of $221 million in 2016 compared to $153 million in 2015. The 45% increase in net income was primarily due to an increase in after-tax net investment gains of $79 million and an increase in after-tax net investment income of $8 million, partially offset by a decrease in after-tax income from non-insurance businesses of $3 million, a decrease in after-tax service fee income of $4 million, an after-tax increase in interest expense of $4 million and an after-tax increase in other expenses of $8 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2016 and 2015.
Premiums. Gross premiums written were $1,869 million in 2016, an increase of 3% from $1,823 million in 2015. The growth was largely due to an increase in new business in the Insurance segment of 9%. Approximately 77% of policies expiring in 2016 were renewed, compared with a 78% renewal retention rate for policies expiring in 2015.
Average renewal premium rates for insurance and facultative reinsurance decreased 0.2% in 2016 when adjusted for change in exposures.

A summary of gross premiums written in 2016 compared with 2015 by line of business within each business segment follows:

•
Insurance - gross premiums increased 3% to $1,696 million in 2016 from $1,651 million in 2015. Gross premiums increased $61 million (12%) for other liability and $16 million (10%) for professional liability, and decreased $10 million (2%) for workers' compensation, $17 million (4%) for short tail lines, and $5 million (3%) for commercial auto.

•
Reinsurance - gross premiums increased 1% to $173 million in 2016 from $171 million in 2015. Gross premiums increased $14 million (24%) for property lines and decreased $12 million (11%) for casualty lines. The increase in property premiums was primarily due to growth in structured property reinsurance.

Net premiums written were $1,607 million in 2016, an increase of 2% from $1,571 million in 2015. Ceded reinsurance premiums as a percentage of gross written premiums were 14% in both 2016 and 2015.
Premiums earned increased 4% to $1,586 million in 2016 from $1,532 million in 2015. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term. Premiums earned in 2016 are related to business written during both 2016 and 2015. Audit premiums were $35 million in 2016 compared with $39 million in 2015.
Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2016 and 2015:

	Amount		Average Annualized Yield
($ In thousands)	2016	2015	2016	2015
Fixed maturity securities, including cash and cash equivalents and loans receivable	$114,271	$104,936	3.3%	3.2%
Investment funds	25,293	22,926	8.1	7.9
Arbitrage trading account	6,441	2,608	5.6	2.1
Real estate	585	4,389	0.2	2.1
Equity securities available for sale	1,069	1,109	2.0	2.6
Gross investment income	147,659	135,968	3.5	3.4
Investment expenses	(1,991)	(2,754)
Total	$145,668	$133,214	3.4%	3.3%
Net investment income increased 9% to $146 million in 2016 from $133 million in 2015 due primarily to a $9 million increase from fixed maturity securities, a $4 million increase in income from the arbitrage trading account and a $2 million increase from investment funds, partially offset by a decrease in real estate of $4 million. Average invested assets, at cost (including cash and cash equivalents), were $17.0 billion in 2016 and $15.9 billion in 2015.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees decreased to $32 million in 2016 from $35 million in 2015.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $176 million in 2016 compared with $66 million in 2015, with the increase mainly relating to the sale of Aero Precision Industries.
Other-Than-Temporary Impairments. There were no other-than-temporary impairments during the three months ended September 30, 2016. Other-than-temporary impairments of $12.5 million during the three months ended September 30, 2015 were related to fixed maturity securities ($9.0 million) and common stock ($3.5 million).
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from a business engaged in the distribution of promotional merchandise and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $80 million in 2016 and $107 million in 2015. The decrease was primarily related to the sale of Aero Precision Industries during the quarter.

Losses and Loss Expenses. Losses and loss expenses increased to $966 million in 2016 from $926 million in 2015. The consolidated loss ratio was 60.9% in 2016 and 60.5% in 2015. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $12 million in 2016 and $7 million in 2015. Favorable prior year reserve development (net of premium offsets) was $13 million in 2016 and $15 million 2015. The loss ratio, excluding catastrophe losses and prior year reserve development, decreased 0.1 points to 60.9% in 2016 from 61.0% in 2015.
A summary of loss ratios in 2016 compared with 2015 by business segment follows:

•
Insurance - The loss ratio of 60.9% in 2016 was 0.3 points higher than the loss ratio of 60.6% in 2015. Catastrophe losses were $9 million in 2016 compared with $7 million in 2015. Favorable prior year reserve development was $13 million in 2016 and $10 million in 2015. The loss ratio, excluding catastrophe losses and prior year reserve development, increased 0.4 points to 61.2% in 2016 from 60.8% in 2015.

•
Reinsurance - The loss ratio of 61.1% in 2016 was 2.0 points higher than the loss ratio of 59.1% in 2015. Catastrophe losses were $3 million in 2016 compared with $1 million in 2015. Favorable prior year reserve development was $0 in 2016 compared with $5 million in 2015. The loss ratio, excluding catastrophe losses and prior year reserve development, decreased 2.8 points to 59.0% in 2016 from 61.8% in 2015.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2016	2015
Underwriting expenses	$523,254	$508,815
Service expenses	32,441	29,856
Net foreign currency gains	(2,193)	(5,743)
Other costs and expenses	52,846	40,613
Total	$606,348	$573,541

Underwriting expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Underwriting expenses increased 3% compared with an increase in net premiums earned of 4%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 33.0% from 33.2% in 2015.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $32 million in 2016 from $30 million in 2015.
Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $2 million in 2016 compared to $6 million in 2015.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $53 million in 2016 from $41 million in 2015.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with a business engaged in the distribution of promotional merchandise and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $79 million in 2016 compared to $101 million in 2015, with the decrease primarily related to the sale of Aero Precision Industries during the quarter.
Interest Expense. Interest expense was $37 million in 2016 compared with $32 million in 2015. During 2016, the Company repaid $83 million of debt on various issuances, mainly in connection with the sale of Aero Precision Industries. The Company repaid $200 million of 5.60% senior notes at maturity on May 15, 2015. In February 2016, the Company issued $110 million of 5.9% subordinated debentures maturing in 2056, and in May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056.
Income Taxes. The effective income tax rate was 33% in both 2016 and 2015. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $69 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $8 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 3.0 years at September 30, 2016, down 0.3 from 3.3 years at December 31, 2015. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2016 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$554,993	3.1%
State and municipal:
Special revenue	2,853,455	16.1
State general obligation	595,227	3.4
Pre-refunded (1)	399,021	2.3
Local general obligation	396,076	2.2
Corporate backed	389,544	2.2
Total state and municipal	4,633,323	26.2
Mortgage-backed securities:
Agency	905,958	5.1
Residential-Prime	225,754	1.3
Commercial	109,044	0.6
Residential-Alt A	38,818	0.2
Total mortgage-backed securities	1,279,574	7.2
Asset-backed securities	2,268,861	12.8
Corporate:
Industrial	2,275,880	12.9
Financial	1,335,507	7.5
Utilities	210,749	1.2
Other	92,032	0.5
Total corporate	3,914,168	22.1
Foreign government and foreign government agencies	965,752	5.5
Total fixed maturity securities	13,616,671	76.9
Equity securities available for sale:
Preferred stocks	123,304	0.7
Common stocks	35,671	0.2
Total equity securities available for sale	158,975	0.9
Investment funds	1,231,700	7.0
Real estate	1,108,482	6.3
Cash and cash equivalents	873,064	4.9
Arbitrage trading account	602,965	3.4
Loans receivable	113,996	0.6
Total investments	$17,705,853	100.0%
________________________
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
At September 30, 2016, investments in foreign government fixed maturity securities (which are generally held by the Company's foreign operations) were as follows:

(In thousands)	Carrying Value
Argentina	$257,991
Australia	244,658
Canada	167,794
United Kingdom	129,265
Germany	43,069
Brazil	39,459
Norway	34,369
Supranational (1)	33,061
Colombia	6,040
Uruguay	5,158
Singapore	4,888
Total	$965,752
________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction and Development.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At September 30, 2016, the carrying value of investment funds was $1,232 million, including investments in real estate funds of $646 million, energy funds of $81 million, hedge equity funds of $71 million, and other funds of $434 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2016, real estate properties in operation included a long-term ground lease in Washington D.C, a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are two properties under development: an office building in London and a mixed-use project in Washington D.C. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $114 million and an aggregate fair value of $117 million at September 30, 2016. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of September 30, 2016. Loans receivable include real estate loans of $96 million that are secured by commercial real estate located primarily in North Carolina, Ohio and New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $18 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.0 years at September 30, 2016, down 0.3 from 3.3 years at December 31, 2015.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities increased to $727 million in the first nine months of 2016 from $620 million in the comparable period in 2015.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 82% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2016. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At September 30, 2016, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,490 million and a face amount of $2,525 million. The maturities of the outstanding debt are $8 million in 2017, $441 million in 2019, $300 million in 2020, $427 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053 and $400 million in 2056.

In February 2016, the Company issued $110 million aggregate principal amount of its 5.9% subordinated debentures due 2056, and in May 2016, the Company issued $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. During 2016, the Company repaid $83 million of debt on various issuances, mainly in connection with the sale of Areo Precision Industries. In May 2015, the Company repaid $200 million of 5.60% senior notes at maturity and $71 million of mortgage loans.
Equity. At September 30, 2016, total common stockholders’ equity was $4.9 billion, common shares outstanding were approximately 122 million and stockholders’ equity per outstanding share was $40.48. During the nine months ended September 30, 2016, the Company repurchased 1,821,340 shares of its common stock for $99.3 million.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $7 billion at September 30, 2016. The percentage of the Company’s capital attributable to debt and subordinated debentures was 34% at September 30, 2016 and 32% at December 31, 2015.

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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, as updated by its quarterly report on Form 10-Q for the quarterly period ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2016 and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2016	—	—	—	8,512,923
August 2016	110,789	$57.936	110,789	8,402,134
September 2016	976,496	$57.376	976,496	7,425,638

Item 6. Exhibits

Number

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 7, 2016	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 7, 2016	/s/ Richard M. Baio
Richard M. Baio
Senior Vice President - Chief Financial Officer and Treasurer