Form 10-K
period 2016-12-31
BERKLEY W R CORP
filed 2017-02-28
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission file number 1-15202

W. R. BERKLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-1867895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
475 Steamboat Road, Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)
Registrant’s telephone number, including area code: (203) 629-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.20 per share	New York Stock Exchange
5.625% Subordinated Debentures due 2053	New York Stock Exchange
5.9% Subordinated Debentures due 2056	New York Stock Exchange
5.75% Subordinated Debentures due 2056	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,857,187,550.
Number of shares of common stock, $.20 par value, outstanding as of February 22, 2017: 121,213,179
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	18
ITEM	1B.	UNRESOLVED STAFF COMMENTS	26
ITEM	2.	PROPERTIES	26
ITEM	3.	LEGAL PROCEEDINGS	26
ITEM	4.	MINE SAFETY DISCLOSURES	26

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	27
ITEM	6.	SELECTED FINANCIAL DATA	28
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	98
ITEM	9A.	CONTROLS AND PROCEDURES	98
ITEM	9B.	OTHER INFORMATION	101

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	101
ITEM	11.	EXECUTIVE COMPENSATION	101
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	101
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	101
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	101

	PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	101
ITEM	16.	FORM 10-K SUMMARY	107
EX-21		LIST OF COMPANIES AND SUBSIDIARIES
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2017 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

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

•	foreign currency and political risks (including those associated with the United Kingdom's expected withdrawal from the European Union, or "Brexit") relating to our international operations;

•	our ability to attract and retain key personnel and qualified employees;

•	continued availability of capital and financing;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA");

•	the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	credit risk relating to our policyholders, independent agents and brokers;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	potential difficulties with technology and/or data security;

•	the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2017 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I
ITEM 1. BUSINESS

W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two segments of the property casualty insurance business:

•
Insurance - commercial insurance business, including excess and surplus lines and admitted lines, throughout the United States, as well as insurance business in the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, Asia and Australia; and

•	Reinsurance - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, the Asia-Pacific region and South Africa.
Commencing with the first quarter of 2016, the Company changed the aggregation of its reported segments. Operating units in the Insurance-Domestic segment and Insurance-International segment, previously reported separately, were combined into the Insurance segment. The segment disclosures for prior periods have been revised to be consistent with the new reportable business segment presentation.
Our two reporting segments are composed of individual operating units that serve a market defined by geography, products, services or types of customers. Each of our operating units is positioned close to its customer base and participates in a niche market requiring specialized knowledge about a territory or product. This strategy of decentralized operations allows each of our units to identify and respond quickly and effectively to changing market conditions and local customer needs, while capitalizing on the benefits of centralized capital, investment and reinsurance management, and corporate actuarial, financial, enterprise risk management and legal staff support.
Our business approach is focused on meeting the needs of our customers, maintaining a high quality balance sheet, and allocating capital to our best opportunities. New businesses are started when opportunities are identified and when the right talent and expertise are found to lead a business. Of our 54 operating units, 47 have been organized and developed internally and seven have been added through acquisition.
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our operating segments for each of the past five years were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Net premiums written:
Insurance	$5,775,913	$5,591,397	$5,345,663	$4,750,572	$4,234,342
Reinsurance	648,000	598,118	651,284	749,601	664,197
Total	$6,423,913	$6,189,515	$5,996,947	$5,500,173	$4,898,539

	Year Ended December 31,
	2016	2015	2014	2013	2012
Percentage of net premiums written:
Insurance	89.9%	90.3%	89.1%	86.4%	86.4%
Reinsurance	10.1	9.7	10.9	13.6	13.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Twenty-eight of our twenty-nine insurance company subsidiaries rated by A.M. Best Company, Inc. ("A.M. Best") have ratings of A+ (Superior) (the second highest rating out of 15 possible ratings), and one is rated A (Excellent) (the third highest rating). A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “The Financial Strength Rating opinion addresses the relative ability of an insurer to meet its ongoing insurance obligations. The ratings are not assigned to specific insurance policies or contracts and do not address any other risk.” A.M. Best reviews its ratings on a periodic basis, and its ratings of the Company's subsidiaries are therefore subject to change.
Our twenty-four insurance company subsidiaries rated by Standard & Poor's (“S&P”) have financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings).
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
Insurance
Our U.S.-based operating units underwrite commercial insurance business primarily throughout the United States, although many units offer coverage globally, focusing on the following general areas:

Excess & Surplus Lines: A number of our operating units are dedicated to the U.S. excess and surplus lines market. They serve a highly diverse group of customers that often have complex risk or unique exposures that typically fall outside the underwriting guidelines of the standard insurance market. Lines of business underwritten by our excess and surplus lines operating units include premises operations, commercial automobile, property, products liability and professional liability lines. Products are generally distributed through wholesale agents and brokers.

Industry Specialty: Certain other operating units focus on providing specialty coverages to customers within a particular industry that are best served by underwriters and claims professionals with specialized knowledge of that industry. They offer multiple lines of business with policies tailored to address these unique exposures, often with the flexibility of providing coverages on either an admitted or a non-admitted basis in the U.S. Each operating unit delivers its products through one or more distribution channels, including retail and wholesale agents, brokers, and managing general agents (MGAs), depending on the customer and the particular risks insured.

Product Specialty: Other operating units specialize in providing specific lines of insurance coverage, such as workers’ compensation or professional liability, to a wide range of customers. They offer insurance products, analytical tools and risk management services such as loss control and claims management that enable clients to manage their risk appropriately. Business is typically written on an admitted basis, although some units may offer non-admitted products in the U.S. and offer products internationally. Independent agents and brokers are the primary means of distribution.

Regional: Certain operating units offer standard insurance products and services focused on meeting the specific needs of a geographically differentiated customer base. Key clients of these units are small-to-midsized businesses. These regionally focused operating units provide a broad array of commercial insurance products to customers primarily in 45 states and the District of Columbia and have developed expertise in niches that reflect local economies. They are organized geographically in order to provide them with the flexibility to adapt quickly to local market conditions and customer needs.
In addition, through our non-U.S. insurance operating units, we write business in more than 60 countries worldwide, with branches or offices in 20 locations outside the United States, including the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, Asia and Australia. In each of our operating territories, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.

In addition to providing insurance products, certain operating units also provide a wide variety of fee-based services, including claims, administrative and consulting services.
Operating units comprising the Insurance segment are as follows:
Acadia Insurance is a Northeast regional property casualty underwriter offering a broad portfolio of products exclusively through local independent agents in Connecticut, Maine, Massachusetts, New Hampshire, New York and Vermont. In addition to its general offerings, Acadia has specialized expertise in insuring regional industries such as construction, lumber and fishing.
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
American Mining Insurance Group specializes in mono-line workers’ compensation coverage for mining and mining related industries throughout the United States and for high hazard risks in select states.

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
Berkley Canada underwrites specialty, casualty and surety lines of business on behalf of the Canadian branch of Berkley Insurance Company. It specializes in commercial casualty and professional liability, and offers a broad portfolio of risk products that include commercial general liability, umbrella, professional liability, directors and officers, commercial property and surety, in addition to niche products for specific industries such as technology, life sciences and travel.
Berkley Custom Insurance focuses on the excess casualty insurance market and offers umbrella liability, pollution liability, excess liability, construction wrap-ups and completed operations coverages to wholesalers, retailers, manufacturers, insurance companies, financial institutions and construction companies.
Berkley Cyber Risk Solutions focuses on insurance and risk management products that respond to the changing cyber security vulnerabilities of organizations around the world. It offers specialty commercial insurance coverages on a worldwide basis to clients of all sizes.
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
Berkley Latinoamérica is a leading provider of property, casualty, automobile, surety, group life and workers' compensation products and services in its operating territories of Argentina, Brazil, the Caribbean, Colombia, Mexico and Uruguay.
Berkley Life Sciences offers a comprehensive spectrum of property, casualty, and specialty products such as professional and management liability to the life sciences industry on a global basis, including both primary and excess liability coverages. It serves pharmaceutical and biotech companies, medical device companies, dietary supplement companies, medical and research related software developers, contract research and manufacturing organizations, research institutions and organizations, and other related businesses.
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
Berkley Net Underwriters focuses on small and medium-sized commercial risks, using a web-based system to allow producers to quote, bind and service workers' compensation insurance products on behalf of W. R. Berkley Corporation member companies. Berkley Net Underwriters also manages W. R. Berkley's assigned risk servicing carrier operations.

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
Berkley One is expected to launch its products in the latter half of 2017 and will offer specialty personal insurance to sophisticated individuals and families, supported by world class risk and claim management.
Berkley Professional Liability specializes in professional liability insurance for publicly-traded and private entities based on a worldwide basis. Its liability coverages include directors and officers, fiduciary, employment practices, and sponsored insurance agents. Berkley Transactional, a division of Berkley Professional Liability, underwrites a full suite of transactional insurance products, including representations and warranties insurance, tax opinion insurance and contingency liability insurance.
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
Berkley Risk Administrators provides at-risk and alternative risk insurance program management services for a broad range of groups and individuals including public entity pools, professional associations, captives and self-insured clients. As a third party administrator, it manages workers’ compensation, liability and property claims nationwide.
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

Continental Western Group is a midwest regional property and casualty insurance operation based in Des Moines, Iowa, providing underwriting and risk management services to a broad array of regional businesses in thirteen midwest states. In addition to its generalist portfolio, Continental Western offers specialty underwriting solutions for diversified agriculture, construction, light manufacturing, transportation, volunteer fire departments, rural utilities and public entities.
Gemini Transportation is a national provider of excess liability insurance for various domestic surface transportation businesses. It underwrites liability insurance policies for the railroad industry as well as excess liability policies for the trucking, busing and other industries that use rubber-wheeled vehicles for over-the-road use.
Intrepid Direct offers business coverages to franchise restaurants on a direct basis.
Key Risk is a premier provider of workers' compensation insurance and third party administrative services. It focuses on middle market and national  accounts in several niches that appreciate expertise and exceptional service.  The unit operates three business units; one focused on middle market accounts located primarily in the mid-Atlantic and southeastern United States, one focused on national temporary staffing and United States Longshoreman & Harbor Act (USL&H) specialty programs and one focused on self-insured customers.  Its products are distributed by a select group of independent retail agents and wholesale brokers located through the United States.
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
W. R. Berkley Insurance Asia underwrites specialty commercial insurance coverages to clients in North Asia and Southeast Asia through offices in Hong Kong and Singapore.
W. R. Berkley Insurance Australia underwrites general insurance business in Australia, including professional indemnity insurance for companies of all sizes.

W / R / B Underwriting provides a broad range of leading insurance products to the European marketplace, with a concentration in specialist classes of business including property, professional indemnity, crisis management, aviation, personal accident and asset protection.
The following table sets forth the percentage of gross premiums written by each Insurance operating unit:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Acadia Insurance	6.7%	6.7%	7.1%	6.9%	7.1%
Admiral Insurance	5.5	4.9	5.3	4.9	5.1
American Mining Insurance Group	0.7	0.8	0.7	0.7	0.7
Berkley Accident and Health	4.4	3.7	2.9	2.5	3.0
Berkley Agribusiness Risk Specialists	1.1	0.9	0.9	0.9	0.9
Berkley Alliance Managers	1.5	0.7	0.1	—	—
Berkley Aviation	1.0	1.2	0.8	0.8	1.2
Berkley Canada	0.8	0.6	0.5	0.7	0.7
Berkley Custom Insurance	2.7	2.8	2.4	2.3	0.6
Berkley Cyber Risk Solutions	—	—	—	—	—
Berkley FinSecure	0.9	1.0	0.7	0.7	0.7
Berkley Fire & Marine	0.4	0.3	0.2	—	—
Berkley Global Product Recall Management	0.2	—	—	—	—
Berkley Healthcare Professional	0.2	—	—	—	—
Berkley Latinoamérica	4.1	4.7	4.6	5.1	5.4
Berkley Life Sciences	0.8	0.8	0.9	0.9	0.7
Berkley Medical Excess	0.8	0.9	0.8	0.7	0.7
Berkley Mid-Atlantic Group	1.2	1.8	2.4	3.6	4.0
Berkley Net Underwriters	7.9	4.0	3.7	3.4	2.9
Berkley North Pacific	1.5	1.7	1.6	1.5	1.5
Berkley Offshore Underwriting Managers	1.1	1.4	1.7	1.9	1.8
Berkley Oil & Gas	2.7	3.2	3.5	3.2	2.7
Berkley One	—	—	—	—	—
Berkley Professional Liability	1.5	1.7	1.8	1.1	1.0
Berkley Program Specialists	1.2	1.2	1.2	1.2	1.5
Berkley Public Entity	0.5	0.4	0.4	0.3	0.2
Berkley Regional Specialty	0.3	0.3	0.3	0.3	0.3
Berkley Risk Administrators	0.2	3.9	3.9	4.1	4.0
Berkley Select	1.6	1.6	1.8	2.3	2.4
Berkley Southeast	2.0	2.3	2.5	—	—
Berkley Specialty Underwriting Managers	6.1	5.7	5.3	5.5	6.5
Berkley Surety	1.2	1.2	1.1	1.1	1.1
Berkley Technology Underwriters	0.6	0.5	0.4	0.3	0.1
Carolina Casualty Insurance	0.6	1.2	1.8	2.0	1.9
Clermont Specialty Managers	1.3	1.3	1.3	1.3	1.3
Continental Western Group	4.0	4.0	3.8	4.0	4.4
Gemini Transportation	1.8	1.1	0.9	0.8	0.9
Intrepid Direct	—	—	—	—	—
Key Risk	2.6	2.8	2.9	2.8	2.7
Lloyd's Syndicate 2791 Participation	0.5	0.5	0.6	1.0	1.5
Midwest Employers Casualty	2.4	2.4	2.5	2.4	2.8
Monitor Liability Managers	2.3	2.4	2.2	2.6	2.6
Nautilus Insurance Group	4.9	4.7	4.6	4.8	5.2
Preferred Employers Insurance	2.6	2.4	2.1	1.8	1.6

Riverport Insurances Services	0.7	0.6	0.6	0.6	1.2
Union Standard	2.6	2.6	2.6	4.3	4.4
Vela Insurance Services	3.9	3.3	3.2	2.9	1.8
Verus Underwriting Managers	0.9	0.8	0.8	0.8	0.6
W. R. Berkley Europe	1.7	1.9	2.4	2.5	2.4
W. R. Berkley Insurance Asia	—	—	—	—	—
W. R. Berkley Insurance Australia	1.0	0.8	1.3	1.3	0.8
W/R/B Underwriting	3.9	5.4	6.1	6.0	6.2
Other	0.9	0.9	0.8	1.2	0.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth percentages of gross premiums written, by line, by our Insurance operations:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Other liability	31.3%	31.8%	31.9%	32.4%	30.7%
Workers' compensation	25.1	27.9	27.2	27.0	26.8
Short-tail lines (1)	23.9	21.2	21.8	22.0	23.5
Professional liability	10.0	9.4	8.7	7.9	7.8
Commercial auto	9.7	9.7	10.4	10.7	11.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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
Operating units comprising the Reinsurance segment are as follows:
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

The following table sets forth the percentages of gross premiums written by each Reinsurance operating unit:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Berkley Re America	67.6%	64.2%	60.4%	52.2%	54.3%
Berkley Re UK	11.4	10.8	11.2	9.1	6.9
Berkley Re Asia Pacific	10.6	16.4	21.2	24.9	22.1
Berkley Re Direct	9.7	8.6	7.2	6.5	6.2
Other	0.7	—	—	7.3	10.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written by our Reinsurance operations:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Casualty	59.7%	66.7%	66.9%	65.6%	66.9%
Property	40.3	33.3	33.1	34.4	33.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Results by Segment

Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Insurance
Revenue	$6,205,921	$5,938,444	$5,665,200	$5,064,403	$4,622,579
Income before income taxes	822,617	776,593	826,088	705,662	630,139
Reinsurance
Revenue	719,412	683,335	758,931	810,060	731,585
Income before income taxes	74,799	94,852	115,677	110,425	103,690
Other(1)
Revenue	728,851	584,678	704,797	534,071	469,390
Income (loss) before income taxes	(978)	(139,415)	10,431	(117,199)	(31,901)
Total
Revenue	$7,654,184	$7,206,457	$7,128,928	$6,408,534	$5,823,554
Income before income taxes	$896,438	$732,030	$952,196	$698,888	$701,928
_______________________________________

(1)	Represents corporate revenues, corporate expenses, net investment gains and losses, and revenues and expenses from non-insurance businesses that are consolidated for financial reporting purposes.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Insurance
Loss ratio	61.0%	60.8%	60.6%	61.0%	62.9%
Expense ratio	32.6	32.6	32.9	33.7	33.7
Combined ratio	93.6%	93.4%	93.5%	94.7%	96.6%
Reinsurance
Loss ratio	61.8%	58.4%	62.0%	62.2%	64.3%
Expense ratio	38.8	38.2	34.0	34.8	36.3
Combined ratio	100.6%	96.6%	96.0%	97.0%	100.6%
Total
Loss ratio	61.1%	60.5%	60.8%	61.2%	63.1%
Expense ratio	33.2	33.2	33.0	33.9	34.1
Combined ratio	94.3%	93.7%	93.8%	95.1%	97.2%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Average investments, at cost(1)	$16,730,964	$15,970,931	$15,560,335	$14,848,386	$14,545,371
Net investment income(1)	$564,163	$512,645	$600,885	$544,291	$586,763
Percent earned on average investments(1)	3.4%	3.2%	3.9%	3.7%	4.0%
Net investment gains (2)	$267,005	$92,324	$254,852	$121,544	$10,465
Change in unrealized investment gains (losses) (3)	$371,716	$(192,186)	$72,889	$(399,122)	$135,282
_______________________________________

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)	Represents realized gains on investments not classified as trading account securities.

(3)	Represents the change in unrealized investment gains (losses) for available for sale securities.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Barclays U.S. Aggregate Bond Index	3.0%	3.0%	3.2%	3.1%	3.5%
S&P 500® Index	2.4	2.1	2.1	2.4	2.5

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
1 year or less	7.9%	5.8%	7.0%	8.0%	5.8%
Over 1 year through 5 years	39.6	33.6	32.4	30.5	30.7
Over 5 years through 10 years	24.6	30.5	29.8	27.5	23.4
Over 10 years	18.8	20.3	20.4	22.3	25.5
Mortgage-backed securities	9.1	9.8	10.4	11.7	14.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2016, the fixed maturity portfolio had an effective duration of 3.1 years including cash and cash equivalents.
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
The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,907 million and $2,308 million at December 31, 2016 and 2015, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $640 million and $699 million at December 31, 2016 and 2015, respectively. At December 31, 2016, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.9%.
Substantially all of discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2016) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2016), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $31 million at December 31, 2016 and $33 million at December 31, 2015. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2016	2015	2014
Net reserves at beginning of year	$9,244,872	$8,970,641	$8,683,797
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,826,620	3,653,561	3,495,825
Decrease in estimates for claims occurring in prior years (2)	(29,904)	(46,713)	(75,764)
Loss reserve discount amortization (3)	49,084	49,422	70,506
Total	3,845,800	3,656,270	3,490,567
Net payments for claims:
Current year	1,052,452	914,637	898,944
Prior years	2,401,722	2,342,378	2,216,283
Total	3,454,174	3,257,015	3,115,227
Foreign currency translation	(46,233)	(125,024)	(88,496)
Net reserves at end of year	9,590,265	9,244,872	8,970,641
Ceded reserves at end of year	1,606,930	1,424,278	1,399,060
Gross reserves at end of year	$11,197,195	$10,669,150	$10,369,701

Net change in premiums and losses occurring in prior years:
Decrease in estimates for claims occurring in prior years (2)	$29,904	$46,713	$75,764
Retrospective premium adjustments for claims occurring in prior years (4)	29,000	16,730	9,088
Net favorable premium and reserve development on prior years	$58,904	$63,443	$84,852

____________________________________

(1)	Claims occurring during the current year are net of discounts of $18,929,000, $20,357,000 and $21,306,000 in 2016, 2015 and 2014, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of discounts. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $59,175,000 in 2016, $64,971,000 in 2015 and $116,866,000 in 2014.

(3)
In 2014, the Company entered into a commutation agreement that resulted in a reduction in prior year workers' compensation reserves of $30 million on an undiscounted basis and $12 million on a discounted basis.

(4)	For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 14, Reserves for Losses and Loss Expenses included in our audited consolidated financial statements for further information regarding the decrease in estimates for claims occurring in prior years.
A reconciliation between the reserves as of December 31, 2016 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$9,235,211
Reserves for non-U.S. companies	570,556
Loss reserve discounting(1)	(215,502)
Ceded reserves	1,606,930
Gross reserves reported in the consolidated GAAP financial statements	$11,197,195
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
In addition, we must annually submit to our lead state regulator an “enterprise risk management report” which identifies the activities and circumstances of any affiliated company that might have a material adverse effect on the financial condition of our group or our U.S. licensed insurers.
Several states have also adopted changes to the holding company act that authorize U.S. insurance regulators to lead or participate in the group-wide supervision of certain international insurance groups. International standard setters, such as the International Association of Insurance Supervisors, are developing capital standards for international groups, and U.S. insurance regulators are currently working on U.S. group capital standards for insurance groups. The U.S. group capital calculation is expected to incorporate existing risk-based capital standards. It is unclear how the development of group capital measures will interact with existing capital requirements for insurance companies in the United States and with international capital standards. It is possible that we may be required to hold additional capital as a result of these developments.
Most states have adopted the National Association of Insurance Commissioners's (“NAIC”) Risk Management and Own Risk Solvency Assessment Model Act (the “ORSA Model Act”), which requires an insurance holding company system’s chief risk officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Under ORSA, we are required to:

•	regularly, no less than annually, conduct an ORSA to assess the adequacy of our risk management framework, and current and estimated projected future solvency position;

•	internally document the process and results of the assessment; and

•	provide a confidential high-level ORSA Summary Report annually to the Commissioner of Insurance of the State of Delaware (our lead state commissioner).

The NAIC is working on an Insurance Data Security Model Law, which would require insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, and oversee the data security practices of third-party vendors. In addition, the New York Department of Financial Services has adopted a cybersecurity regulation that would impose significant new regulatory burdens on companies they supervise, including entities doing business in New York and operating or required to operate under a license, registration, certificate, accreditation or similar authorization. The regulation, which will become effective on March 1, 2017, would require any such company to maintain a cybersecurity program meeting certain core functions, adopt a cybersecurity policy and oversee the cybersecurity practices of third-party service providers, among other requirements.
We cannot predict the impact, if any, that these holding company statutes and compliance with the ORSA Model Act or any proposed or future cybersecurity regulations will have on our business, financial condition or results of operations.
Risk Based Capital Requirements. The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above any RBC action level as of December 31, 2016.
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
Guaranty Funds. Our U.S. insurance subsidiaries are also subject to assessment by state guaranty funds when an insurer in a particular jurisdiction has been judicially declared insolvent and the insolvent company's available funds are insufficient to pay policyholders and claimants the amounts to which they are entitled. The protection afforded under a state's guaranty fund to policyholders of the insolvent insurer varies from state to state. Generally, all licensed property casualty insurers are considered to be members of the fund, and assessments are based upon their pro rata share of direct written premiums in that state. The NAIC Model Post-Assessment Guaranty Fund Act, which many states have adopted, limits assessments to an insurer to 2% of its subject premium and permits recoupment of assessments through rate setting. Likewise, several states (or underwriting organizations of which our insurance subsidiaries are required to be members) have limited assessment authority with regard to deficits in certain lines of business.
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
Terrorism Risk Insurance. The Terrorism Risk Insurance Act of 2002 established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), the program has been extended for a six year period ending on December 31, 2020. TRIPRA provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. TRIPRA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. TRIPRA's definition of certified acts includes domestic terrorism. Federal participation will be triggered under TRIPRA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will currently pay 84% of an insurer's covered losses in excess of the insurer's applicable deductible. This amount will decrease to 80% on a pro-rata basis over five years, beginning in 2017. The insurer's deductible is based on 20% of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2016 earned premiums, our aggregate deductible under TRIPRA during 2017 will be approximately $915 million. The federal program will not pay losses for certified acts unless such losses exceed $140 million industry-wide for calendar year 2017. This threshold will increase to $200 million on a pro-rata basis over five years beginning in 2016. TRIPRA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
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
Federal Regulation. Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives could have an impact on our business in a variety of ways. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act created two new federal government bodies, the Federal Insurance Office (the “FIO”) and the Financial Stability Oversight Council (the “FSOC”), which may impact the regulation of insurance. Although the FIO has preemption authority over state insurance laws that conflict with certain international agreements, it does not have general supervisory or regulatory authority over the business of insurance. The FIO has authority to represent the United States in international insurance matters and is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk.
The FIO has a particular role in connection with international insurance matters. The FIO represents the U.S. at the International Association of Insurance Supervisors (“IAIS”); in 2016, the FIO participated in IAIS’s Financial Stability Committee and joined IAIS’s Executive Committee. The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance (a “Covered Agreement”). On January 13, 2017, the U.S. Department of Treasury and the U.S. Trade Representative notified the U.S. Congress, as required under the Dodd-Frank Act, that they had successfully negotiated a Covered Agreement with the European Union (“EU”). The Covered Agreement addresses three areas of insurance regulation: reinsurance, group supervision, and the exchange of information between insurance supervisors. The Covered Agreement, if it comes into force, would eliminate reinsurance collateral requirements in the U.S. for a reinsurer domiciled in the EU (and likewise in the EU for a reinsurer domiciled in the U.S.) if such reinsurer meets certain specified minimum criteria. The Covered Agreement would also prevent U.S. states and EU countries from maintaining or adopting any new requirements with substantially the same impact on a reinsurer as the collateral requirements eliminated under the Covered Agreement. "Local presence" requirements for reinsurers from the U.S. or EU operating in the other party's territory would also be eliminated. With respect to group supervision, a U.S. or EU insurance or reinsurance group would be subject to worldwide group supervision (including governance, solvency and capital, and reporting) in the jurisdiction where the ultimate/worldwide parent has its head office or is domiciled. However, if the insurance group also operates in the territory of the other party to the Covered Agreement, then a regulator in a jurisdiction in the other party could exercise authority over an insurance or reinsurance group, but only at the level of the parent holding company located in its jurisdiction and not on a worldwide level, subject to certain exceptions. With respect to the exchange of information between insurance supervisors, the Covered Agreement includes a provision that encourages insurance supervisory authorities in the U.S. and the EU to cooperate in exchanging supervisory information.
Under the Dodd-Frank Act, ninety days following the date it is submitted to the U.S. Congress, the Covered Agreement may enter into force. On the EU side, the European Council and the European Parliament must each adopt decisions approving the Covered Agreement before it can come into force. The Covered Agreement sets out, on a provision-by-provision basis, time frames for implementation. However, there is no guarantee that the Covered Agreement will come into force or that cedants will be willing to accept reduced collateral requirements.

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
The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States' financial stability in the event of the insurer's material financial distress or failure, i.e., a "systemically important financial institution." An insurer so designated by FSOC will be subject to Federal Reserve supervision and heightened prudential standards. As of December 31, 2016, two insurance groups are subject to this supervision and heightened standards. Based upon our current business model and balance sheet, we do not believe that we will be designated by the FSOC as such an institution. Although the potential impacts of the Dodd-Frank Act on the U. S. insurance industry are not clear, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically important non-bank financial companies.
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
In the European Union, a new insurance regulatory regime governing, among other things, capital adequacy and risk management called “Solvency II” became effective on January 1, 2016. Lloyd’s applies a  capital adequacy test to all Lloyd’s syndicates, including our syndicate, that is based on Solvency II principles. Solvency II provides for the supervision of group solvency. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. Currently, the U.S. system of insurance regulation relating to group supervision is not deemed "equivalent" to Solvency II by European Union authorities. However, we have received a waiver from the PRA, subject to conditions, with respect to the PRA's supervision of our group, which waives the requirement on us to maintain a group solvency capital requirement as calculated under Solvency II rules. The Covered Agreement also prohibits any EU supervisor from exercising group-wide supervision at any level above the highest company organized in the country of that supervisor.
Our international underwriting subsidiaries are also subject to varying degrees of regulation in certain countries in Mexico, Scandinavia, Continental Europe, South America, Australia, Southeast Asia and Canada. Generally, our subsidiaries must satisfy local regulatory requirements. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.
Competition
The property casualty insurance and reinsurance businesses are highly competitive, with many insurance companies of various sizes, as well as other entities offering risk alternatives such as self-insured retentions or captive programs, transacting business in the United States and internationally. We compete directly with a large number of these companies. Competition in our industry is largely measured by the ability to provide insurance and services at a price and on terms that are reasonable and acceptable to the customer. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our insurance subsidiaries can gain a competitive advantage by responding quickly to changing market conditions. Our subsidiaries establish their own pricing practices based upon a Company-wide philosophy to price products with the intent of making an underwriting profit. Although insurance prices have generally increased for most lines of business since 2011, the rate of increase has declined in more recent years. That decline accelerated in 2016. Loss costs have also increased over that period of time. With the low level of interest rates available, current price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
Competition for the Insurance business within the United States comes from other specialty insurers, regional carriers, large national multi-line companies and reinsurers. Our specialty operating units compete with excess and surplus insurers as well as standard carriers. Other regional units compete with mutual and other regional stock companies as well as national carriers. Additionally, direct writers of property casualty insurance compete with our regional units by writing insurance through their salaried employees, generally at a lower acquisition cost than through independent agents such as those used by the Company. Our Insurance operations compete internationally with native insurance operations both large and small, which in some cases are related to government entities, as well as with branches or local subsidiaries of multinational companies.
Competition for the Reinsurance business, which is especially strong, comes from domestic and foreign reinsurers, which produce their business either on a direct basis or through the broker market. These competitors include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, Partner Re and others.
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
Additionally, competition from insurers and reinsurers based in tax-advantaged jurisdictions continues to increase, including from domestic-based subsidiaries of foreign-based entities in the excess and surplus lines businesses.
Employees
As of January 31, 2017, we employed 7,683 individuals. Of this number, our subsidiaries employed 7,536 persons and the remaining persons were employed at the parent company.
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
We have no customer that accounts for 10 percent or more of our consolidated revenues.
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
Some of our competitors, particularly in the Reinsurance business, have greater financial and/or marketing resources than we do. These competitors within the reinsurance segment include Swiss Re, Munich Re, Berkshire Hathaway, Transatlantic Reinsurance, and Partner Re. We expect that perceived financial strength, in particular, will become more important as customers seek high quality reinsurers. Certain of our competitors operate from Bermuda or other tax advantaged or less regulated jurisdictions that may provide them with additional competitive and pricing advantages.
Over the past several years, we have faced increased competition in our business, as increased supply has led to reduced prices and, at times, less favorable terms and conditions. Our specialty operating units have also encountered competition from admitted companies seeking to increase market share. Although insurance prices have generally increased for most lines of business since 2011, the rate of increase has declined in more recent years. That decline accelerated in 2016. Loss costs have also increased over that period of time. With the low level of interest rates available, current price levels for certain lines of business remain below the prices required for us to achieve our long-term return objectives. We expect to continue to face strong competition in these and our other lines of business and as a result pressure on pricing and policy terms and conditions.
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
This intense competition could cause the supply and/or demand for insurance or reinsurance to change, which affect our ability to price our products at attractive rates and retain existing business or write new products at adequate rates or on terms and conditions acceptable to us. If we are unable to retain existing business or write new business at adequate rates or on terms and conditions acceptable to us, our results of operations could be materially and adversely affected.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves.
Our gross reserves for losses and loss expenses were approximately $11.2 billion as of December 31, 2016. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
• plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claims-
handling and other practices;
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, catastrophe losses net of reinsurance recoveries were $105 million in 2016, $58 million in 2015, $87 million in 2014, $65 million in 2013 and $80 million in 2012. Similarly, man-made catastrophes can also have a material impact on our financial results.
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
There is an emerging scientific view that the earth is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, may affect the frequency and severity of storms and other weather events as well as the affordability, availability and underwriting results of various types of commercial insurance, and, if frequency and severity patterns increase, could negatively affect our financial results.
Conditions in the financial markets and the global economy have had and may continue to have a negative impact on our results of operations and financial condition.
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
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), for up to 84% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2016 earned premiums, our aggregate deductible under TRIPRA during 2017 is approximately $915 million. TRIPRA is currently in effect through December 31, 2020. In addition, the coverage provided under TRIPRA does not apply to reinsurance that we write.
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
State insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our Insurance business internationally is also generally subject to a similar regulatory scheme in each of the jurisdictions where we conduct operations outside the United States.
Federal financial services modernization legislation and legislative and regulatory initiatives taken or which may be taken in response to the current conditions in the financial markets and the recent economic downturn may lead to additional federal regulation of the insurance industry in the coming years.
The Dodd-Frank Act effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also established a Federal Insurance Office (“FIO”) which is authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States financial stability in the event of the insurer's material financial distress or failure. The potential impact of the Dodd-Frank Act on the U.S. insurance business is not clear. Our business could be affected by changes, whether as a result of the Dodd-Frank Act or otherwise, to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.
Three non-bank financial companies, including two insurance groups, are subject to Federal Reserve supervision and heightened prudential standards, as systematically significant financial institutions.
The new U.S. administration and the majority party have expressed the desire to dismantle or roll back the Dodd-Frank Act, which may present risks to our business. For example, in 2016, the U.S. House of Representatives passed the Financial CHOICE Act of 2016, which proposed to roll back provisions of the Dodd-Frank Act affecting insurance. While the Financial CHOICE Act was not passed by the Senate, it is likely that the Act or another Dodd-Frank “roll back” bill affecting the insurance business will be introduced. We are not able to predict whether any such proposal to roll back the Dodd-Frank Act would have a material effect on our business operations and cannot identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, the Dodd-Frank Act.
Although state regulation is the primary form of regulation of insurance and reinsurance in the United States, in addition to the changes brought about by the Dodd-Frank Act, Congress has considered various proposals relating to the creation of an optional federal charter, repeal of the insurance company antitrust exemption from the McCarran-Ferguson Act, and tax law changes. We may be subject to potentially increased federal oversight as a financial institution.  In addition, the results of the recent U.S. presidential and congressional elections may increase the chance of other federal legislative and regulatory changes that could affect us in ways we cannot predict.
With respect to international measures, Solvency II, the EU directive concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers may affect our insurance businesses. Implementation of Solvency II in EU member states occurred on January 1, 2016, and may require us to utilize a significant amount of resources to ensure compliance. In addition, despite the waiver of the Solvency II group capital requirements we received, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the EU commission finds that the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled are not "equivalent" to the requirements of Solvency II.
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
Our expanding international operations in the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, the Asia-Pacific region, Africa and Australia expose us to increased investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition.
Our investments in non-U.S.-denominated assets are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the U.S.
The vote by the United Kingdom to leave the European Union ("EU") could adversely affect our business.
The 2016 U.K. referendum on its membership in the EU resulted in a majority of U.K. voters voting in favor of the U.K. exiting the EU (“Brexit”). As a result of this vote, negotiations are commencing to determine the terms of the U.K.’s withdrawal from the EU and its future relationship with the EU. As a result, we face risks associated with the potential uncertainty and consequences related to the vote and Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K. and the EU. Any of these potential effects, and others we cannot anticipate, could adversely affect our results of operations or financial condition.
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
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2016, the amount due from our reinsurers was approximately $1,744 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.
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
Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2016, our investment in fixed maturity securities was approximately $13.2 billion, or 75.6% of our total investment portfolio, including cash and cash equivalents. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (3.9%); state and municipal securities (34.8%); corporate securities (30.8%); asset-backed securities (14.5%); mortgage-backed securities (9.1%) and foreign government (6.9%).
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
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. At December 31, 2016, our investment in these assets was approximately $3.5 billion, or 19.8%, of our investment portfolio, including cash and cash equivalents.
Merger and arbitrage trading securities were $300 million, or 1.7% of our investment portfolio, including cash and cash equivalents at December 31, 2016. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $1.9 billion, or 11.1% of our investment portfolio, including cash and cash equivalents, at December 31, 2016. We also invest in aviation and rail equipment funds, hedged equity and energy and other investment funds. The values of these investments are subject to fluctuations based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.
Risks Relating to Purchasing Our Securities
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. During 2017, the maximum amount of dividends that can be paid without regulatory approval is approximately $580 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
Laws and regulations of the jurisdictions in which we conduct business could delay, deter or prevent an attempt to acquire control of us that stockholders might consider to be desirable, and may restrict a stockholder's ability to purchase our common stock.
Generally, United States insurance holding company laws require that, before a person can acquire control of an insurance company, prior written approval must be obtained from the insurance regulatory authorities in the state in which that insurance company is domiciled. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote, or holds proxies representing 10% or more of the voting securities of that insurer. Indirect ownership includes ownership of the shares of our common stock. Thus, the insurance regulatory authorities of the states in which our insurance subsidiaries are domiciled are likely to apply these restrictions on acquisition of control to any proposed acquisition of our common stock. Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates, on the one hand, and the target insurer and its affiliates, on the other hand, have specified market shares in the same lines of insurance in that state. Additionally, many foreign jurisdictions where we conduct business impose similar restrictions and requirements.
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

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2016, the Company had aggregate office space of 3,840,380 square feet, of which 1,096,329 were owned and 2,744,051 were leased.

Rental expense for the Company's operations was approximately $47,453,000 $46,271,000 and $45,189,000 for 2016, 2015 and 2014, respectively. Future minimum lease payments, without provision for sublease income, are $45,305,000 in 2017, $40,634,000 in 2018 and $199,459,000 thereafter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range
	High	Low	Dividends Declared Per Share
2016:
Fourth Quarter	$66.91	$55.55	$0.63	(1)
Third Quarter	60.08	56.12	0.63	(2)
Second Quarter	59.93	54.56	0.13
First Quarter	56.53	47.57	0.12
2015:
Fourth Quarter	$57.27	$52.36	$0.12
Third Quarter	58.46	51.91	0.12
Second Quarter	53.40	48.72	0.12
First Quarter	51.78	47.45	0.11
_______________________
(1) Includes a special dividend of $0.50 per share paid in November 2016.
(2) Includes a special dividend of $0.50 per share paid in October 2016.

The closing price of the common stock on February 22, 2017 as reported on the New York Stock Exchange was $71.15 per share. The approximate number of record holders of the common stock on February 22, 2017 was 355.

Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2016 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2016	204,326	57.30	204,326	7,221,312
November 2016	370,226	56.22	370,226	6,851,086
December 2016	—	—	—	6,851,086

For equity compensation plan information, see Item 12 of this annual report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Net premiums written	$6,423,913	$6,189,515	$5,996,947	$5,500,173	$4,898,539
Net premiums earned	6,293,348	6,040,609	5,744,418	5,226,537	4,673,516
Net investment income	564,163	512,645	600,885	544,291	586,763
Insurance service fees	138,944	139,440	117,443	107,513	103,133
Net investment gains	267,005	92,324	254,852	121,544	210,465
Revenues from non-insurance businesses	390,348	421,102	410,022	407,623	247,113
Total revenues	7,654,184	7,206,457	7,128,928	6,408,534	5,823,554
Interest expense	140,896	130,946	128,174	123,177	126,302
Income before income taxes	896,438	732,030	952,196	698,888	701,928
Income tax expense	(292,953)	(227,923)	(302,593)	(193,587)	(191,285)
Noncontrolling interests	(1,569)	(413)	(719)	(5,376)	(51)
Net income to common stockholders	601,916	503,694	648,884	499,925	510,592
Data per common share:
Net income per basic share	4.91	4.06	5.07	3.69	3.72
Net income per diluted share	4.68	3.87	4.86	3.55	3.56
Common stockholders’ equity	41.65	37.31	36.21	32.79	31.66
Cash dividends declared	1.51	0.47	1.43	0.39	1.35
Weighted average shares outstanding:
Basic	122,651	124,040	127,874	135,305	137,097
Diluted	128,553	130,189	133,652	140,743	143,315
Investments	$16,649,792	$15,351,467	$15,591,824	$14,548,630	$14,467,440
Total assets	23,364,844	21,730,967	21,716,691	20,155,896	20,155,896
Reserves for losses and loss expenses	11,197,195	10,669,150	10,369,701	10,080,941	9,751,086
Senior notes and other debt	1,760,595	1,844,621	2,115,527	1,692,442	1,871,535
Subordinated debentures	727,630	340,320	340,060	339,800	243,206
Common stockholders’ equity	5,047,208	4,600,246	4,589,945	4,336,035	4,306,217

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two business segments of the property and casualty business: Insurance and Reinsurance. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance and enterprise risk management, and actuarial, financial and corporate legal staff support. Our primary sources of revenues and earnings are its insurance operations and its investments.
An important part of our strategy is to form new operating units to capitalize on various business opportunities. Over the years, the Company has formed numerous new operating units that are focused on important parts of the economy in the U.S., including healthcare, cyber security, energy and agriculture, and on growing international markets, including Scandinavia, Australia, the Asia-Pacific region, South America and Mexico.
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
Although insurance prices have generally increased for most lines of business since 2011, the rate of increase has declined in more recent years. That decline accelerated in 2016. Loss costs have also increased over that period of time. With the low level of interest rates available, current price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives. Part of the Company's strategy is to selectively reduce its business in areas where it believes returns are not adequate. Price changes are reflected in the Company’s results over time as premiums are earned.
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
The Company also invests in equity securities, merger arbitrage securities, investment funds (including energy related funds), private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.

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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2016:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$76,915	$231,511	$424,755
5%	231,511	392,229	593,126
10%	424,755	593,126	803,590

Our net reserves for losses and loss expenses of approximately $9.6 billion as of December 31, 2016 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.4 billion, or 14%, of the Company’s net loss reserves as of December 31, 2016 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.

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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2016 and 2015:

(In thousands)	2016	2015
Insurance	$8,215,798	$7,876,193
Reinsurance	1,374,467	1,368,679
Net reserves for losses and loss expenses	9,590,265	9,244,872
Ceded reserves for losses and loss expenses	1,606,930	1,424,278
Gross reserves for losses and loss expenses	$11,197,195	$10,669,150
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2016 and 2015:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2016
Other liability	$1,186,425	$2,136,189	$3,322,614
Workers’ compensation (1)	1,596,079	1,326,469	2,922,548
Professional liability	255,971	492,985	748,956
Commercial automobile	344,143	252,978	597,121
Short-tail lines (2)	330,887	293,672	624,559
Total primary	3,713,505	4,502,293	8,215,798
Reinsurance (1)	653,615	720,852	1,374,467
Total	$4,367,120	$5,223,145	$9,590,265
December 31, 2015
Other liability	$1,079,641	$1,947,637	$3,027,278
Workers’ compensation (1)	1,655,726	1,263,508	2,919,234
Professional liability	256,783	478,796	735,579
Commercial automobile	352,208	242,071	594,279
Short-tail lines (2)	317,375	282,448	599,823
Total primary	3,661,733	4,214,460	7,876,193
Reinsurance (1)	631,666	737,013	1,368,679
Total	$4,293,399	$4,951,473	$9,244,872
____________________
(1) Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $640 million and $699 million as of December 31, 2016 and 2015, respectively.

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
Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the last three years ended December 31, are as follows:

(In thousands)	2016	2015	2014
Decrease in prior year loss reserves	$29,904	$46,713	$75,764
Increase in prior year earned premiums	29,000	16,730	9,088
Net favorable prior year development	$58,904	$63,443	$84,852

Favorable prior year development (net of additional and return premiums) was $59 million in 2016.
Insurance - Reserves for the Insurance segment developed favorably by $53 million in 2016. The favorable development was primarily related to workers' compensation business, and was partially offset by unfavorable development for medical professional liability business.

For workers' compensation, the favorable development was related to both primary and excess business and to many accident years, including those prior to 2007. During 2016, reported workers' compensation losses continued to be below our expectations at most of our operating units. Loss frequency and severity trends continued to be better than the assumptions underlying our previous reserve estimates. Loss severity trends also benefited from our continued investment in medical case management services and from our preferred provider networks. The long term trend of declining workers' compensation frequency can be attributed to improved workplace safety.

For medical professional liability business, unfavorable development was primarily related to a class of business that has been discontinued. The adverse development for that business stemmed mainly from accident years 2010 through 2015.
Reinsurance - Reserves for the Reinsurance segment developed favorably by $6 million in 2016. The favorable development was primarily related to direct facultative reinsurance business and to accident years 2008 through 2014.
Favorable prior year development (net of additional and return premiums) was $63 million in 2015.
Insurance - Reserves for the Insurance segment developed favorably by $52 million in 2015. The favorable development was primarily related to workers' compensation, other liability business and commercial property, and was partially offset by unfavorable development for commercial automobile liability business and professional indemnity business.
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
For commercial property business, favorable development was attributable to accident years 2012 through 2014 and was driven by favorable frequency and severity trends on property business written in Lloyd's.
For commercial automobile business, adverse development was primarily related to large losses for long-haul trucking business and to accident years 2011 through 2014. The higher loss cost trends for the commercial automobile industry are attributable, in part, to the increase in miles driven as the economy improved and fuel prices declined over the past several years.

For professional indemnity business in the U.K., adverse development was primarily for accident years 2006 through 2013.
Reinsurance - Reserves for the Reinsurance segment developed favorably by $11 million in 2015. The favorable development was primarily related to direct facultative reinsurance business and to accident years 2005 through 2013. Loss reserves developed favorably for umbrella business and for other liability coverage for contractors.
Favorable prior year development (net of additional and return premiums) was $85 million in 2014.
Insurance - For the Insurance segment, favorable development in 2014 of $69 million was driven principally by other liability business for accident years 2006 through 2010, primarily related to our excess and surplus lines casualty business. Reported losses during these years continued to be below our initial expectations at the time the business was written, largely as a result of persistent improvement in claim frequency trends (i.e., number of reported claims per unit of exposure). As these accident years have matured, the weighting of actuarial methods has shifted from methods based on initial expected losses to methods based on actual reported losses. We believe the favorable claim frequency trends we have seen during this time period are due to changes in the mix of business written and to the general slowdown in the economy. Commercial automobile reported unfavorable development primarily as a result of large losses for long-haul trucking business in 2012 and 2013. The favorable development was also offset by adverse reserve development driven primarily by unexpected large losses from accident years 2009-2012 in the professional indemnity line of business in the United Kingdom.
Reinsurance - For the Reinsurance segment, favorable reserve development in 2014 of $16 million was driven primarily by assumed professional liability excess of loss and umbrella treaty business, as well as direct facultative business. This was partially offset by adverse development on brokerage facultative business caused by completed operations losses associated with construction projects in accident years prior to 2009.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,907 million and $2,308 million at December 31, 2016 and 2015, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $640 million and $699 million at December 31, 2016 and 2015, respectively. At December 31, 2016, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.9%.

Substantially all of discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2016) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2016), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $68 million and $62 million at December 31, 2016 and 2015, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.

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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of December 31, 2016:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	739	$5,123,665	$90,505
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	2	5,324	3,776
Twelve months and longer	3	774	302
Total	744	$5,129,763	$94,583
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2016 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
State and municipal	1	$5,136	$3,725
Corporate	10	78,462	1,370
Mortgage-backed securities	11	22,987	1,106
Asset-backed securities	4	1,256	362
Foreign government	15	112,985	341
Total	41	$220,826	$6,904

The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized loss is due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI. For the year ended December 31, 2016, there were no OTTI for fixed maturity securities recognized in earnings. OTTI for fixed maturity securities for the year ended December 31, 2015 were $9.0 million.
Preferred Stocks – At December 31, 2016, there was one preferred stock in an unrealized loss position, with an aggregate fair value of $22.0 million and a gross unrealized loss of $3.6 million. The preferred stock is rated investment grade. Management believes the unrealized loss is due primarily to market and sector related factors and does not consider it to be OTTI. For the year ended December 31, 2016, there were no OTTI for preferred stocks. OTTI for preferred stocks for the year ended December 31, 2015 were $13.4 million.
Common Stocks – At December 31, 2016, there were two common stocks in an unrealized loss position with an aggregate fair value of $9.1 million and a gross unrealized loss of $1.1 million. Based on management's view of these securities, the Company does not consider the common stocks to be OTTI. For the year ended December 31, 2016, OTTI for common stocks were $18.1 million. OTTI for common stocks for the year ended December 31, 2015 were $10.9 million.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million and $2 million at December 31, 2016 and 2015, respectively.
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
Fair Value Measurements. The Company’s fixed maturity and equity securities available for sale and its trading account securities are carried at fair value. Fair value is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date". The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of the vast majority of the Company’s portfolio is based on observable data (other than quoted prices) and, accordingly, is classified as Level 2.

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

The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2016:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$12,944,960	98.1%
Syndicate manager	48,443	0.4
Directly by the Company based on:
Observable data	108,556	1.5
Cash flow model	183	—
Total	$13,102,142	100.0%
Independent pricing services - Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2016, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2016 and 2015

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2016 and 2015. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2016	2015
Insurance
Gross premiums written	$6,835,062	$6,607,492
Net premiums written	5,775,913	5,591,397
Net premiums earned	5,652,903	5,431,500
Loss ratio	61.0%	60.8%
Expense ratio	32.6	32.6
GAAP combined ratio	93.6	93.4
Reinsurance
Gross premiums written	$708,639	$642,501
Net premiums written	648,000	598,118
Net premiums earned	640,445	609,109
Loss ratio	61.8%	58.4%
Expense ratio	38.8	38.2
GAAP combined ratio	100.6	96.6
Consolidated
Gross premiums written	$7,543,701	$7,249,993
Net premiums written	6,423,913	6,189,515
Net premiums earned	6,293,348	6,040,609
Loss ratio	61.1%	60.5%
Expense ratio	33.2	33.2
GAAP combined ratio	94.3	93.7

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2016 and 2015.

(In thousands, except per share data)	2016	2015
Net income to common stockholders	$601,916	$503,694
Weighted average diluted shares	128,553	130,189
Net income per diluted share	$4.68	$3.87
The Company reported net income of $602 million in 2016 compared to $504 million in 2015. The 20% increase in net income was primarily due to increases in after-tax net investment gains of $114 million, after-tax net investment income of $34 million and after-tax foreign currency gains of $8 million, partially offset by a decrease in after-tax underwriting income of $13 million, an increase in after-tax interest expense of $7 million, a decrease in after-tax income from non-insurance businesses of $6 million, a decrease in after-tax service fee income of $8 million and an an increase in after-tax other expenses of $24 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2016 and 2015.
Premiums. Gross premiums written were $7,544 million in 2016, an increase of 4% from $7,250 million in 2015. The growth was due to a combination of increased exposures and higher rates. Approximately 77% of policies expiring in 2016 were renewed, the same renewal retention rate as for policies expiring in 2015.
Average renewal premium rates (adjusted for change in exposures) increased 3.4% in 2014, 1.2% in 2015 and 0.3% in 2016. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.

A summary of gross premiums written in 2016 compared with 2015 by line of business within each business segment follows:

•
Insurance gross premiums increased 3% to $6,835 million in 2016 from $6,607 million in 2015. Gross premiums increased $194 million (10%) for other liability, $61 million (10%) for professional liability and $32 million (2%) for workers' compensation, partially offset by decreases of $30 million (4%) for commercial auto and $29 million (2%) for short-tail lines.

•
Reinsurance gross premiums increased 10% to $709 million in 2016 from $643 million in 2015. Gross premiums written decreased $6 million (1%) for casualty lines and increased $72 million (34%) for property lines.

Net premiums written were $6,424 million in 2016, an increase of 4% from $6,190 million in 2015. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in both 2016 and 2015.
Premiums earned increased 4% to $6,293 million in 2016 from $6,041 million in 2015. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2016 are related to business written during both 2016 and 2015. Audit premiums were $156 million in 2016 compared with $153 million in 2015.
Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2016 and 2015:

	Amount		Average Annualized Yield
(In thousands)	2016	2015	2016	2015
Fixed maturity securities, including cash and cash equivalents and loans receivable	$444,247	$428,325	3.2%	3.2%
Investment funds	99,301	62,228	8.1	5.2
Arbitrage trading account	18,693	16,891	4.8	3.3
Real estate	7,054	11,294	0.7	1.4
Equity securities available for sale	4,028	4,624	2.1	2.7
Gross investment income	573,323	523,362	3.4	3.3
Investment expenses	(9,160)	(10,717)	—	—
Total	$564,163	$512,645	3.4%	3.2%
Net investment income increased 10% to $564 million in 2016 from $513 million in 2015 primarily due to an increase in income from investment funds of $37 million and fixed maturity securities of $16 million. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 3.2% in both 2016 and 2015; accordingly the increase in fixed maturity securities income was mainly a result of a larger investment base. The effective duration of the fixed maturity portfolio was 3.1 years at December 31, 2016, down from 3.3 years at December 31, 2015. Average invested assets, at cost (including cash and cash equivalents), were $16.7 billion in 2016 and $16.0 billion in 2015.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees were $139 million in 2016 and 2015.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $285 million in 2016 compared with $126 million in 2015. In 2016, realized gains were primarily related to the sale of Aero Precision Industries and the sale of some shares of a publicly traded common stock. In 2015, realized gains were primarily related to sale of some shares of a publicly traded common stock held by one of the Company's investment funds.
Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. Other-than-temporary impairments of $18 million in 2016 were primarily related to common stock. In 2015, other-than-temporary impairments of $33 million were primarily related to equity securities.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from a business engaged in the distribution of promotional merchandise and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses decreased to $390 million in 2016 from $421 million in 2015, primarily due to the sale of Aero Precision Industries in August 2016.
Losses and Loss Expenses. Losses and loss expenses increased to $3,846 million in 2016 from $3,656 million in 2015. The consolidated loss ratio was 61.1% in 2016 and 60.5% in 2015. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $105 million in 2016 compared with $58 million in 2015, an increase of 0.7 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $59 million in 2016 compared with $63 million in 2015, a difference of 0.2 loss ratio points (see "- Critical Accounting Estimates - Reserves for Losses and Loss Expenses"). The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.3 points to 60.3% in 2016 from 60.6% in 2015.
A summary of loss ratios in 2016 compared with 2015 by business segment follows:

•
Insurance - The loss ratio of 61.0% in 2016 was 0.2 points higher than the loss ratio of 60.8% in 2015. Catastrophe losses were $89 million in 2016 compared with $55 million in 2015, an increase of 0.6 loss ratio points. Favorable prior year reserve development was $53 million in 2016 compared with $52 million in 2015, reflecting no difference of loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.4 points to 60.4% in 2016 from 60.8% in 2015.

•
Reinsurance - The loss ratio of 61.8% in 2016 was 3.4 points higher than the loss ratio of 58.4% in 2015. Catastrophe losses were $16 million in 2016 compared with $3 million in 2015, an increase of 2.0 loss ratio points. Favorable prior year reserve development was $6 million in 2016 compared with $11 million in 2015, a difference of 0.9 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.5 points to 60.2% in 2016 from 59.7% in 2015.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2016	2015
Policy acquisition and operating insurance expenses	$2,089,203	$2,005,498
Service expenses	138,908	127,365
Net foreign currency (gains) losses	(11,904)	400
Other costs and expenses	179,412	156,487
Total	$2,395,619	$2,289,750
Policy acquisition and operating insurance expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and operating insurance expenses increased 4%, the same as the increase in net premiums earned of 4%. The expense ratio (policy acquisition and operating insurance expenses expressed as a percentage of premiums earned) was 33.2% in both 2016 and 2015.
Service expenses, which represent the costs associated with the fee-based businesses, increased 9% to $139 million.
Net foreign currency (gains) losses result from transactions denominated in a currency other than an operating unit’s functional currency. Net foreign currency gains were $12 million in 2016 compared to losses of $400 thousand in 2015.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses increased to $179 million in 2016 from $156 million in 2015 due partially to the formation of additional operating units that had not yet commenced operations.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with a business engaged in the distribution of promotional merchandise and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $375 million in 2016 compared to $397 million in 2015, with the decrease primarily related to the sale of Aero Precision Industries in August 2016.
Interest Expense. Interest expense was $141 million in 2016 compared with $131 million in 2015. During 2016, the Company repaid $87 million of debt on various issuances, mainly in connection with the sale of Aero Precision Industries. The Company repaid $200 million of 5.6% senior notes at maturity on May 15, 2015. In February 2016, the Company issued $110 million of 5.9% subordinated debentures maturing in 2056, and in May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056.
Income Taxes. The effective income tax rate was 33% in 2016 compared to 31% in 2015. The higher tax rate in 2016 was due, in part, to higher capital gains and state taxes. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

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

(In thousands)	2015	2014
Insurance
Gross premiums written	$6,607,492	$6,367,950
Net premiums written	5,591,397	5,345,663
Net premiums earned	5,431,500	5,074,308
Loss ratio	60.8%	60.6%
Expense ratio	32.6	32.9
GAAP combined ratio	93.4	93.5
Reinsurance
Gross premiums written	$642,501	$694,888
Net premiums written	598,118	651,284
Net premiums earned	609,109	670,110
Loss ratio	58.4%	62.0%
Expense ratio	38.2	34.0
GAAP combined ratio	96.6	96.0
Consolidated
Gross premiums written	$7,249,993	$7,062,838
Net premiums written	6,189,515	5,996,947
Net premiums earned	6,040,609	5,744,418
Loss ratio	60.5%	60.8%
Expense ratio	33.2	33.0
GAAP combined ratio	93.7	93.8

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2015 and 2014.

(In thousands, except per share data)	2015	2014
Net income to common stockholders	$503,694	$648,884
Weighted average diluted shares	130,189	133,652
Net income per diluted share	$3.87	$4.86
The Company reported net income of $504 million in 2015 compared to $649 million in 2014. The 22% decrease in net income was primarily due to decreases in after-tax net investment gains of $106 million and after-tax net investment income of $60 million partially offset by an increase in after-tax net underwriting income of $14 million. The number of weighted average diluted shares decreased as a result of the Company’s repurchases of its common stock in 2015 and 2014.
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
A summary of gross premiums written in 2015 compared with 2014 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4% to $6,607 million in 2015 from $6,368 million in 2014. Gross premiums increased $142 million (9%) for workers' compensation, $112 million (6%) for other liability, $32 million (5%) for professional liability and $5 million (1%) for commercial auto, partially offset by a decrease of $52 million (3%) for short-tail lines.

•
Reinsurance - gross premiums decreased 8% to $643 million in 2015 from $695 million in 2014. Gross premiums written decreased $36 million (8%) for casualty lines and $16 million (7%) for property lines.

Net premiums written were $6,190 million in 2015, an increase of 3% from $5,997 million in 2014. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2015 and 2014.
Premiums earned increased 5% to $6,041 million in 2015 from $5,744 million in 2014. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and rate increases were earned over the following quarters. Premiums earned in 2015 are related to business written during both 2015 and 2014. Audit premiums were $153 million in 2015 compared with $118 million in 2014.

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
Net investment income decreased 15% to $513 million in 2015 from $601 million in 2014 primarily due to an decrease in income from energy investment funds. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities declined to 3.2% from 3.4% due to lower long-term reinvestment yields available in the market. The effective duration of the fixed maturity portfolio was 3.3 years in December 31, 2015 compared with 3.2 years at December 31, 2014. Average invested assets, at cost (including cash and cash equivalents), were $16.0 billion in 2015 and $15.6 billion in 2014.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased 19% to $139 million in 2015 from $117 million in 2014 primarily as a result of an increase in fees from assigned risk plans.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $126 million in 2015 compared with $255 million in 2014. In 2015, realized gains were related primarily to the sale of some shares of a publicly traded common stock held by one the Company's investment funds. In 2014, realized gains included an $86 million gain from the sale of a commercial office building in London, England and a $39 million gain resulting from the initial public offering of the above public company.
Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. Other-than-temporary impairments of $33 million in 2015 were primarily related to equity securities. There were no other-than-temporary impairments in 2014.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses increased to $421 million in 2015 from $410 million in 2014.
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
A summary of loss ratios in 2015 compared with 2014 by business segment follows:

•
Insurance - The loss ratio of 60.8% in 2015 was 0.2 points higher than the loss ratio of 60.6% in 2014. Catastrophe losses were $55 million in 2015 compared with $85 million in 2014, a decrease of 0.7 loss ratio points. Favorable prior year reserve development was $52 million in 2015 compared with $69 million in 2014, a difference of 0.4 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.5 points to 60.8% in 2015 from 60.3% in 2014.

•
Reinsurance - The loss ratio of 58.4% in 2015 was 3.6 points lower than the loss ratio of 62.0% in 2014. Catastrophe losses were $3 million in 2015 compared with $2 million in 2014, an increase of 0.2 loss ratio points. Favorable prior year reserve development was $11 million in 2015 compared with $16 million in 2014, a difference of 0.6 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.4 points to 59.7% in 2015 from 64.1% in 2014.

•	Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2015	2014
Policy acquisition and operating insurance expenses	$2,005,498	$1,896,530
Service expenses	127,365	102,726
Net foreign currency losses (gains)	400	(27)
Other costs and expenses	156,487	158,227
Total	$2,289,750	$2,157,456

Policy acquisition and operating insurance expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and operating insurance expenses increased 6%, compared with an increase in net premiums earned of 5%. The expense ratio (policy acquisition and operating insurance expenses expressed as a percentage of premiums earned) increased to 33.2% in 2015 from 33.0% in 2014.
Service expenses, which represent the costs associated with the fee-based businesses, increased 24% to $127 million as a result of the acquisition of a specialty property and casualty insurance distribution company in 2014.
Net foreign currency losses (gains) result from transactions denominated in a currency other than an operating unit's functional currency.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans. Other costs and expenses decreased to $156 million in 2015 from $158 million in 2014.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $397 million in 2015 compared to $401 million in 2014.
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
The Company also attempts to maintain an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration of the investment portfolio was 3.1 years and 3.3 years at December 31, 2016 and 2015, respectively. The Company’s investment portfolio and investment-related assets as of December 31, 2016 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$513,802	2.9%
State and municipal:
Special revenue	2,847,343	16.2
State general obligation	570,699	3.3
Corporate backed	410,653	2.4
Local general obligation	387,129	2.2
Pre-refunded (1)	376,261	2.2
Total state and municipal	4,592,085	26.3
Mortgage-backed securities:
Agency	826,796	4.7
Residential-Prime	191,492	1.1
Commercial	152,863	0.9
Residential-Alt A	34,438	0.2
Total mortgage-backed securities	1,205,589	6.9
Asset-backed securities	1,907,860	10.9
Corporate:
Industrial	2,379,400	13.6
Financial	1,397,274	8.0
Utilities	237,544	1.4
Other	54,309	0.3
Total corporate	4,068,527	23.2
Foreign government	902,805	5.2
Total fixed maturity securities	13,190,668	75.6
Equity securities available for sale:
Common stocks	445,858	2.6
Preferred stocks	223,342	1.3
Total equity securities available for sale	669,200	3.8
Investment funds	1,198,146	6.9
Real estate	1,184,981	6.8
Cash and cash equivalents	795,285	4.6
Arbitrage trading account	299,999	1.7
Loans receivable	106,798	0.6
Total investments	$17,445,077	100.0%
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
At December 31, 2016, investments in foreign government fixed maturity securities were as follows:

(In thousands)	Carrying Value
Argentina	$239,064
Australia	227,075
Canada	162,584
United Kingdom	105,906
Brazil	48,830
Germany	41,419
Supranational (1)	35,172
Norway	25,187
Uruguay	6,057
Singapore	6,003
Colombia	5,508
Total	$902,805
_______________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction & Development.
Equity Securities Available for Sale. Equity securities available for sale primarily represent investments in mid-sized capitalization common stock and high-dividend yielding common and preferred stocks issued by large market capitalization companies. At December 31, 2016, common stocks included HealthEquity, Inc. shares, which had previously been reported in investment funds.
Investment Funds. At December 31, 2016, the carrying value of investment funds was $1,198 million, including investments in real estate funds of $642 million, energy funds of $91 million, hedged equity funds of $74 million and other funds of $391 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2016, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are two properties under development: an office building in London and a mixed-use project in Washington D.C. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an amortized cost of $107 million and an aggregate fair value of $108 million at December 31, 2016. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of December 31, 2016. Loans receivable include real estate loans of $92 million that are secured by commercial real estate located primarily in North Carolina and New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $14 million that are secured by business assets and have fixed interest rates and varying maturities not exceeding 10 years.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities decreased to $848 million in 2016 from $881 million in 2015. The decrease in cash flow was due primarily to higher taxes paid and losses paid. Paid losses as a percentage of earned premiums were 55% in 2016 and 54% in 2015.

As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. Maximum amounts of dividends that our insurance companies can pay without regulatory approval are prescribed by statute. During 2017, the maximum amount of dividends which can be paid without regulatory approval is approximately $580 million. The ability of the holding company to service its debt obligations is limited by the ability of its insurance subsidiaries to pay dividends. In the event dividends, tax payments and management fees available to the holding company were inadequate to service its debt obligations, the Company would need to raise capital, sell assets or restructure its debt obligations.

The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally has targeted an effective duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of December 31, 2016. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2016, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,488 million and a face amount of $2,523 million. The maturities of the outstanding debt are $4 million in 2017, $443 million in 2019, $300 million in 2020, $427 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053 and $400 million in 2056.
In February 2016, the Company issued $110 million aggregate principal amount of its 5.9% subordinated debentures due 2056, and in May 2016, the Company issued $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. During 2016, the Company repaid $87 million of debt on various issuances, mainly in connection with the sale of Aero Precision Industries. In May 2015, the Company repaid $200 million of 5.60% senior notes at maturity and $71 million of mortgage loans.
Equity. The Company repurchased 2,395,892, 4,502,025 and 5,816,468 shares of its common stock in 2016, 2015 and 2014, respectively. The aggregate cost of the repurchases was $132 million in 2016, $224 million in 2015 and $239 million in 2014. At December 31, 2016, total common stockholders’ equity was $5.05 billion, common shares outstanding were 121,193,599 and stockholders’ equity per outstanding share was $41.65.
Total Capital. Total capitalization (equity, senior notes and other debt and subordinated debentures) was $7.5 billion at December 31, 2016. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 33% at December 31, 2016 and 32% at December 31, 2015.

Federal and Foreign Income Taxes

The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2016, the Company had a gross deferred tax asset (net of valuation allowance) of $472 million (which primarily relates to loss and loss expense reserves and unearned premium reserves) and a gross deferred tax liability of $606 million (which primarily relates to deferred policy acquisition costs and unrealized investment gains). The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $55 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $6.1 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Reinsurance

The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect it against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with substantial and financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:

•
Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2017: The Company’s property per risk reinsurance generally covers losses between $2.5 million and $50 million. The Company’s catastrophe excess of loss reinsurance program provides protection for net losses between $30 million and $355 million for the majority of business written by its U.S. Insurance segment operating units, excluding offshore energy. The Company has separate catastrophe excess of loss reinsurance for business written through its Lloyd’s Syndicate that provides protection for losses between $8.5 million and $55 million for events in North America. For North American losses greater than $55 million, the business written through the Company's Lloyd's Syndicate is protected within the U.S. program up to $355 million. The Company’s catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.

•
Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds for the majority of business written by its U.S. companies. A significant casualty treaty in effect as of January 1, 2017 provides protection for losses between $5 million and $75 million from single events with claims involving two or more claimants or insureds. The treaty also covers casualty contingency losses in excess of $5 million and up to $75 million. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $5 million and $200 million. For excess workers’ compensation business, such coverage is generally in place for losses between $25 million and $265 million.

•	Facultative reinsurance - The Company also purchases facultative reinsurance on certain individual policies or risks that are in excess of treaty reinsurance capacity.

•	Other reinsurance - Depending on the operating unit, the Company purchases specific additional reinsurance to supplement the above programs.

The Company places most of its significant casualty treaties on a “risk attaching” basis. Under risk attaching treaties, all claims from policies incepting during the period of the reinsurance contract are covered even if they occur after the expiration date of the reinsurance contract. If the Company is unable to renew or replace its existing reinsurance coverage, protection for unexpired policies would remain in place until their expiration. In such case, the Company could revise its underwriting strategy for new business to reflect the absence of reinsurance protection. Property catastrophe and workers’ compensation catastrophe reinsurance is generally placed on a “losses occurring basis,” whereby only claims occurring during the period are covered. If the Company is unable to renew or replace this reinsurance coverage, unexpired policies would not be protected, though we frequently have the option to purchase run-off coverage in our treaties.

Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2016:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Earned premiums	$1,099,462	$1,050,840	$1,030,666
Losses and loss expenses	707,336	501,999	475,802

Ceded earned premiums increased 4.6% in 2016 to $1,099 million, in-line with the increase in direct and assumed earned premiums of 4.2%. The ceded losses and loss expenses ratio increased 16 points to 64% in 2016 from 48% in 2015.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2016. Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $1 million in the aggregate.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:
Alleghany Group	A+		$150,604
Munich Re	AA-		130,623
Swiss Re	AA-		120,906
Lloyd’s of London	A+		118,607
Partner Re	A+		74,948
Axis Capital	A+		72,600
Everest Re	A+		53,482
Hannover Re Group	AA-		52,472
Berkshire Hathaway	AA+		49,340
Chubb Limited	AA		35,304
Korean Re	A		28,654
Validus	A		22,871
Arch Capital Group	A+		21,359
Other reinsurers:
Rated A- or better			157,553
Secured (2)			69,882
All Others			18,725
Subtotal			1,177,930
Residual markets pools (3)			566,050
Total			$1,743,980
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

Contractual Obligations

Following is a summary of the Company's contractual obligations as of December 31, 2016:

(In thousands)
Estimated Payments By Periods	2017	2018	2019	2020	2021	Thereafter
Gross reserves for losses	$2,907,411	$2,000,891	$1,482,866	$1,083,642	$814,559	$3,579,611
Operating lease obligations	45,305	40,634	35,805	33,575	29,374	100,704
Purchase obligations	88,941	39,877	37,769	37,783	35,786	899
Subordinated debentures	—	—	—	—	—	750,000
Debt maturities	3,615	—	442,590	300,000	—	1,026,503
Interest payments	144,965	144,892	135,005	109,313	97,946	2,027,294
Other long-term liabilities	4,557	4,198	3,828	3,524	3,165	27,149
Total	$3,194,794	$2,230,492	$2,137,863	$1,567,837	$980,830	$7,512,160

The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2016. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns.The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, at December 31, 2016, the Company had commitments to invest up to $373.2 million and $495.7 million in certain investment funds and real estate construction projects, respectively. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $18 million as of December 31, 2016. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.1 years and 3.3 years at December 31, 2016 and 2015, respectively.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

The following table outlines the groups of fixed maturity securities and their effective duration at December 31, 2016:

	Effective
	Duration
($ in thousands)	(Years)	Fair Value
Cash and cash equivalents	—	$795,285
U. S. government and governmental agencies	3.0	513,802
State and municipal	4.3	4,604,538
Asset-backed securities	0.6	1,907,860
Corporate	3.5	4,068,527
Foreign government	2.4	902,805
Mortgage-backed securities	4.0	1,207,282
Loans receivable	3.7	108,299
Total	3.1	$14,108,398

Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2016 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$12,779,442	$(1,328,956)
200 basis point rise	13,215,239	(893,159)
100 basis point rise	13,657,217	(451,181)
Base scenario	14,108,398	—
100 basis point decline	14,563,631	455,233
200 basis point decline	14,988,978	880,580
300 basis point decline	15,400,344	1,291,946

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W. R. Berkley Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W. R. Berkley Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/S/ KPMG LLP
New York, New York
February 27, 2017

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
REVENUES:
Net premiums written	$6,423,913	$6,189,515	$5,996,947
Change in net unearned premiums	(130,565)	(148,906)	(252,529)
Net premiums earned	6,293,348	6,040,609	5,744,418
Net investment income	564,163	512,645	600,885
Insurance service fees	138,944	139,440	117,443
Net investment gains:
Net realized gains on investment sales	285,119	125,633	254,852
Other-than-temporary impairments	(18,114)	(33,309)	—
Net investment gains	267,005	92,324	254,852
Revenues from non-insurance businesses	390,348	421,102	410,022
Other income	376	337	1,308
Total revenues	7,654,184	7,206,457	7,128,928
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	3,845,800	3,656,270	3,490,567
Other operating costs and expenses	2,395,619	2,289,750	2,157,456
Expenses from non-insurance businesses	375,431	397,461	400,535
Interest expense	140,896	130,946	128,174
Total operating costs and expenses	6,757,746	6,474,427	6,176,732
Income before income taxes	896,438	732,030	952,196
Income tax expense	(292,953)	(227,923)	(302,593)
Net income before noncontrolling interests	603,485	504,107	649,603
Noncontrolling interests	(1,569)	(413)	(719)
Net income to common stockholders	$601,916	$503,694	$648,884
NET INCOME PER SHARE:
Basic	$4.91	$4.06	$5.07
Diluted	$4.68	$3.87	$4.86

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income before noncontrolling interests	$603,485	$504,107	$649,603
Other comprehensive gain (loss):
Change in unrealized translation adjustments	(124,193)	(124,744)	(62,125)
Change in unrealized investment gains (losses), net of taxes	246,518	(125,542)	49,666
Change in unrecognized pension obligation, net of taxes	—	—	6,651
Other comprehensive gain (loss)	122,325	(250,286)	(5,808)
Comprehensive income	725,810	253,821	643,795
Comprehensive loss (income) to the noncontrolling interest	1,510	(375)	(752)
Comprehensive income to common shareholders	$727,320	$253,446	$643,043

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2016	2015
Assets
Investments:
Fixed maturity securities	$13,190,668	$12,444,394
Investment funds	1,198,146	1,170,040
Real estate	1,184,981	936,367
Arbitrage trading account	299,999	376,697
Loans receivable	106,798	273,103
Equity securities available for sale	669,200	150,866
Total investments	16,649,792	15,351,467
Cash and cash equivalents	795,285	763,631
Premiums and fees receivable	1,701,854	1,669,186
Due from reinsurers	1,743,980	1,532,829
Deferred policy acquisition costs	537,890	513,128
Prepaid reinsurance premiums	413,140	394,387
Trading account receivable from brokers and clearing organizations	484,593	383,115
Property, furniture and equipment	349,432	348,224
Goodwill	144,513	153,291
Accrued investment income	127,047	123,164
Current federal and foreign income taxes	14,768	55,763
Other assets	402,550	442,782
Total assets	$23,364,844	$21,730,967
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,197,195	$10,669,150
Unearned premiums	3,283,300	3,137,133
Due to reinsurers	213,128	224,752
Trading account securities sold but not yet purchased	51,179	37,035
Deferred federal and foreign income taxes	134,365	6,811
Other liabilities	916,318	837,937
Senior notes and other debt	1,760,595	1,844,621
Subordinated debentures	727,630	340,320
Total liabilities	18,283,710	17,097,759
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 121,193,599 and 123,307,837 shares, respectively	47,024	47,024
Additional paid-in capital	1,037,446	1,005,455
Retained earnings	6,595,987	6,178,070
Accumulated other comprehensive income (loss)	55,568	(66,698)
Treasury stock, at cost, 113,924,319 and 111,810,081 shares, respectively	(2,688,817)	(2,563,605)
Total common stockholders’ equity	5,047,208	4,600,246
Noncontrolling interests	33,926	32,962
Total equity	5,081,134	4,633,208
Total liabilities and equity	$23,364,844	$21,730,967
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2016	2015	2014
COMMON STOCK:
Beginning and end of period	$47,024	$47,024	$47,024
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$1,005,455	$991,512	$967,440
Restricted stock units issued including tax benefit	(3,594)	(16,748)	(3,894)
Restricted stock units expensed	35,585	30,691	27,966
End of period	$1,037,446	$1,005,455	$991,512
RETAINED EARNINGS:
Beginning of period	$6,178,070	$5,732,410	$5,265,015
Net income to common stockholders	601,916	503,694	648,884
Dividends	(183,999)	(58,034)	(181,489)
End of period	$6,595,987	$6,178,070	$5,732,410
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized investment gains (losses):
Beginning of period	$180,695	$306,199	$256,566
Unrealized gains (losses) on securities not other-than-temporarily impaired	246,872	(125,391)	49,071
Unrealized gains (losses) on other-than-temporarily impaired securities	(413)	(113)	562
End of period	427,154	180,695	306,199
Currency translation adjustments:
Beginning of period	(247,393)	(122,649)	(60,524)
Net change in period	(124,193)	(124,744)	(62,125)
End of period	(371,586)	(247,393)	(122,649)
Net pension asset:
Beginning of period	—	—	(6,651)
Net change in period	—	—	6,651
End of period	—	—	—
Total accumulated other comprehensive income (loss)	$55,568	$(66,698)	$183,550
TREASURY STOCK:
Beginning of period	$(2,563,605)	$(2,364,551)	$(2,132,835)
Stock exercised/vested	6,495	23,975	6,623
Stock issued	685	623	594
Stock repurchased	(132,392)	(223,652)	(238,933)
End of period	$(2,688,817)	$(2,563,605)	$(2,364,551)
NONCONTROLLING INTERESTS:
Beginning of period	$32,962	$34,189	$33,359
Contributions (distributions)	(546)	(1,602)	78
Net income	1,569	413	719
Other comprehensive income (loss), net of tax	(59)	(38)	33
End of period	$33,926	$32,962	$34,189
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$601,916	$503,694	$648,884
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(267,005)	(92,324)	(254,852)
Depreciation and amortization	86,051	85,139	88,836
Noncontrolling interests	1,569	413	719
Investment funds	(99,301)	(62,228)	(131,649)
Stock incentive plans	37,174	32,123	28,068
Change in:
Arbitrage trading account	(10,633)	(7,173)	(50,817)
Premiums and fees receivable	(60,403)	(60,942)	(104,174)
Reinsurance accounts	(235,455)	(31,930)	(33,445)
Deferred policy acquisition costs	(25,912)	(29,860)	(42,789)
Current income taxes	42,632	20,428	(40,935)
Deferred income taxes	9,012	47,260	30,812
Reserves for losses and loss expenses	572,196	397,685	376,617
Unearned premiums	149,683	142,699	277,826
Other	46,852	(63,680)	(58,254)
Net cash from operating activities	848,376	881,304	734,847
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	2,440,310	1,388,680	633,459
Proceeds from sale of equity securities	143,042	15,833	113,251
Distributions from investment funds	142,601	177,424	69,319
Proceeds from maturities and prepayments of fixed maturity securities	2,189,365	2,999,339	2,605,839
Purchase of fixed maturity securities	(5,541,202)	(4,455,223)	(4,292,165)
Purchase of equity securities	(202,736)	(29,526)	(31,207)
Real estate purchased	(299,123)	(222,659)	(213,159)
Proceeds from sale of real estate	—	—	343,723
Change in loans receivable	166,327	48,909	21,608
Net additions to property, furniture and equipment	(50,829)	(63,562)	(41,958)
Change in balances due from security brokers	20,992	(22,666)	32,617
Cash received in connection with business disposition	250,216	—	15,783
Payment for business purchased, net of cash acquired	(53,451)	(7,312)	(65,421)
Net cash used in investing activities	(794,488)	(170,763)	(808,311)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	388,769	9,056	354,012
Repayment of senior notes and other debt	(75,487)	(281,086)	(3,700)
Cash dividends to common stockholders	(183,999)	(58,034)	(181,489)
Purchase of common treasury shares	(132,392)	(223,652)	(238,933)
Other, net	(3,823)	(1,602)	337
Net cash used in financing activities	(6,932)	(555,318)	(69,773)
Net impact on cash due to change in foreign exchange rates	(15,302)	(66,033)	(22,060)
Net increase (decrease) in cash and cash equivalents	31,654	89,190	(165,297)
Cash and cash equivalents at beginning of year	763,631	674,441	839,738
Cash and cash equivalents at end of year	$795,285	$763,631	$674,441

See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2016, 2015 and 2014

(1) Summary of Significant Accounting Policies

(A) Principles of consolidation and basis of presentation

The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2015 and 2014 financial statements to conform to the presentation of the 2016 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. The most significant items on our balance sheet that involve a greater degree of accounting estimates that are subject to change in the future are the valuation of investments, other-than-temporary impairments, loss and loss expense reserves and premium estimates. Actual results could differ from those estimates.

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

Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased net premiums written and premiums earned by $8 million, $3 million and $9 million in 2016, 2015 and 2014, respectively.

Revenues from non-insurance businesses are derived from a business engaged in the distribution of promotional merchandise and aircraft services provided to the general, commercial and military aviation markets. These aircraft services include (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenue is recognized upon the shipment of products and parts, the delivery of aircraft, the delivery of fuel, and upon completion of services.

Insurance service fee revenue represents servicing fees for program administration and claims management services provided by the Company, including workers' compensation assigned risk plans, as well as insurance brokerage and risk management services. Fees for program administration, claims management and risk management services are primarily recognized ratably over the related contract period for which the underlying services are rendered. Commissions for insurance brokerage are generally recognized when the underlying insurance policy is effective.

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

(I) Deposit accounting

Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $51 million and $54 million at December 31, 2016 and 2015, respectively.

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

(L) Property, furniture and equipment

Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $47 million, $45 million and $44 million for 2016, 2015 and 2014, respectively.

(M) Comprehensive income

Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities, unrealized foreign currency translation adjustments and changes in unrecognized pension obligations.

(N) Goodwill and other intangible assets

Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2016 indicated that there were no material impairment losses related to goodwill and other intangible assets. Intangible assets of $82 million and $94 million are included in other assets as of December 31, 2016 and 2015, respectively.

(O) Stock options

The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).

(P) Statements of cash flows

Interest payments were $137 million, $130 million and $120 million in 2016, 2015 and 2014, respectively. Income taxes paid were $232 million, $165 million and $314 million in 2016, 2015 and 2014, respectively. Other non-cash items include unrealized investment gains and losses and pension expense. (See Note 11 and Note 25 of Notes to Consolidated Financial Statements.)
(Q) Recent accounting pronouncements

Recently adopted accounting pronouncements:

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-02, Consolidation.  ASU 2015-02 makes targeted amendments to the current consolidation accounting guidance, in response to accounting complexity concerns. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation. The Company adopted this updated guidance on January 1, 2016. The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations, but did result in additional disclosures.
In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts.   ASU 2015-09 requires companies that issue short duration insurance contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. The Company adopted this updated guidance on January 1, 2016 with regard to the annual requirements and on January 1, 2017 with regard to the interim requirements. The amendments in ASU 2015-09 are applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As the requirements are disclosure only, the adoption of this guidance did not impact our financial condition or results of operations, but did result in additional disclosures.
All other accounting and reporting standards that became effective in 2016 were either not applicable to the Company or their adoption did not have a material impact on the Company.

Accounting and reporting standards that are not yet effective:

In May 2014, the FASB issued ASU 2014-09, Revenue from Customers. ASU 2014-09 clarifies the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s insurance service fee revenue will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The updated guidance, as amended by ASU 2015-14, is effective for public business entities for annual and interim reporting periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments.  ASU 2016-01 amends the accounting guidance for financial instruments to require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The updated guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods within those years.  The adoption of this guidance is not expected to have a material effect on the Company’s financial condition upon adoption, but will impact results of operations after adoption of this guidance as unrealized gains and losses on equity securities will no longer be reported directly in accumulated other comprehensive income (AOCI), but will instead be reported in net income.

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

(2) Acquisitions / Dispositions
In February 2016, the Company acquired an 85% ownership interest for $42.3 million in a company engaged in the distribution of promotional merchandise. The fair value of the assets acquired and liabilities assumed have been estimated based on a third party valuation.
In July 2016, the Company acquired a specialty property and casualty insurance company for $15.5 million.
The following table summarizes the estimated fair value of net assets acquired and liabilities assumed for the business combinations completed in 2016:

(In thousands)	2016
Investments	$6,764
Cash and cash equivalents	4,202
Real estate, furniture and equipment	701
Goodwill	12,281
Premium and service fee receivable	4,399
Other assets (1)	37,981
Total assets acquired	$66,328
Other liabilities assumed	(5,395)
Non controlling interest	(3,280)
Net assets acquired	$57,653
_____________________
(1) Other assets includes $31.8 million of intangible assets.
In July 2016, the Company sold Aero Precision Industries, an aviation-related business, for $253.1 million. The business had a net carrying value of $118.2 million.

(3) Consolidated Statement of Comprehensive Income (Loss)

The following tables present the components of the changes in accumulated other comprehensive income (loss) (AOCI) as of and for the years ended December 31, 2016 and 2015:

(In thousands) December 31, 2016	Unrealized investment gains (losses)		Currency translation adjustments	Accumulated other comprehensive income (loss)
Changes in AOCI
Beginning of period	$180,695		$(247,393)	$(66,698)
Other comprehensive income (loss) before reclassifications	286,734		(124,193)	162,541
Amounts reclassified from AOCI	(40,216)		—	(40,216)
Other comprehensive income (loss)	246,518		(124,193)	122,325
Unrealized investment gain related to non-controlling interest	(59)		—	(59)
Ending balance	$427,154		$(371,586)	$55,568
Amounts reclassified from AOCI
Pre-tax	$(61,871)	(1)	$—	$(61,871)
Tax effect	21,655	(2)	—	21,655
After-tax amounts reclassified	$(40,216)		$—	$(40,216)
Other comprehensive income (loss)
Pre-tax	$379,258		$(124,193)	$255,065
Tax effect	(132,740)		—	(132,740)
Other comprehensive income (loss)	$246,518		$(124,193)	$122,325

(In thousands) December 31, 2015	Unrealized investment gains (losses)		Currency translation adjustments	Accumulated other comprehensive income (loss)
Changes in AOCI
Beginning of period	$306,199		$(122,649)	$183,550
Other comprehensive income (loss) before reclassifications	(119,994)		(124,744)	(244,738)
Amounts reclassified from AOCI	(5,548)		—	(5,548)
Other comprehensive income (loss)	(125,542)		(124,744)	(250,286)
Unrealized investment loss related to non-controlling interest	38		—	38
Ending balance	$180,695		$(247,393)	$(66,698)
Amounts reclassified from AOCI
Pre-tax	$(8,535)	(1)	$—	$(8,535)
Tax effect	2,987	(2)	—	2,987
After-tax amounts reclassified	$(5,548)		$—	$(5,548)
Other comprehensive income (loss)
Pre-tax	$(192,186)		$(124,744)	$(316,930)
Tax effect	66,644		—	66,644
Other comprehensive income (loss)	$(125,542)		$(124,744)	$(250,286)
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(4) Investments in Fixed Maturity Securities

At December 31, 2016 and 2015, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2016
Held to maturity:
State and municipal	$72,582	$12,453	$—	$85,035	$72,582
Residential mortgage-backed	15,944	1,693	—	17,637	15,944
Total held to maturity	88,526	14,146	—	102,672	88,526
Available for sale:
U.S. government and government agency	496,187	20,208	(2,593)	513,802	513,802
State and municipal:
Special revenue	2,791,211	58,559	(26,315)	2,823,455	2,823,455
State general obligation	524,682	16,964	(5,139)	536,507	536,507
Pre-refunded	356,535	19,181	(165)	375,551	375,551
Corporate backed	410,933	6,172	(6,452)	410,653	410,653
Local general obligation	360,022	15,682	(2,367)	373,337	373,337
Total state and municipal	4,443,383	116,558	(40,438)	4,519,503	4,519,503
Mortgage-backed securities:
Residential (1)	1,034,301	15,431	(12,950)	1,036,782	1,036,782
Commercial	155,540	304	(2,981)	152,863	152,863
Total mortgage-backed securities	1,189,841	15,735	(15,931)	1,189,645	1,189,645
Asset-backed securities	1,913,830	5,971	(11,941)	1,907,860	1,907,860
Corporate:
Industrial	2,315,567	71,007	(7,174)	2,379,400	2,379,400
Financial	1,369,001	39,543	(11,270)	1,397,274	1,397,274
Utilities	229,154	10,801	(2,411)	237,544	237,544
Other	54,073	299	(63)	54,309	54,309
Total corporate	3,967,795	121,650	(20,918)	4,068,527	4,068,527
Foreign	858,773	46,794	(2,762)	902,805	902,805
Total available for sale	12,869,809	326,916	(94,583)	13,102,142	13,102,142
Total investments in fixed maturity securities	$12,958,335	$341,062	$(94,583)	$13,204,814	$13,190,668

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2015
Held to maturity:
State and municipal	$77,129	$16,246	$—	$93,375	$77,129
Residential mortgage-backed	19,138	2,207	—	21,345	19,138
Total held to maturity	96,267	18,453	—	114,720	96,267
Available for sale:
U.S. government and government agency	645,092	27,660	(2,333)	670,419	670,419
State and municipal:
Special revenue	2,510,816	102,909	(3,737)	2,609,988	2,609,988
State general obligation	583,456	28,068	(2,070)	609,454	609,454
Pre-refunded	439,772	32,056	(31)	471,797	471,797
Corporate backed	388,904	14,039	(402)	402,541	402,541
Local general obligation	342,158	24,270	(29)	366,399	366,399
Total state and municipal	4,265,106	201,342	(6,269)	4,460,179	4,460,179
Mortgage-backed securities:
Residential (1)	1,126,382	18,935	(11,180)	1,134,137	1,134,137
Commercial	64,975	875	(128)	65,722	65,722
Total mortgage-backed securities	1,191,357	19,810	(11,308)	1,199,859	1,199,859
Asset-backed securities	1,706,694	12,892	(14,414)	1,705,172	1,705,172
Corporate:
Industrial	1,976,393	75,168	(30,027)	2,021,534	2,021,534
Financial	1,153,096	31,744	(11,819)	1,173,021	1,173,021
Utilities	192,857	8,321	(2,527)	198,651	198,651
Other	81,607	245	(20)	81,832	81,832
Total corporate	3,403,953	115,478	(44,393)	3,475,038	3,475,038
Foreign	799,839	50,310	(12,689)	837,460	837,460
Total available for sale	12,012,041	427,492	(91,406)	12,348,127	12,348,127
Total investments in fixed maturity securities	$12,108,308	$445,945	$(91,406)	$12,462,847	$12,444,394
____________________
(1) Gross unrealized losses for mortgage-backed securities include $818,691 and $1,269,491, as of December 31, 2016 and 2015, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.
The amortized cost and fair value of fixed maturity securities at December 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,023,413	$1,042,713
Due after one year through five years	5,100,876	5,223,935
Due after five years through ten years	3,157,579	3,249,731
Due after ten years	2,470,682	2,481,153
Mortgage-backed securities	1,205,785	1,207,282
Total	$12,958,335	$13,204,814
At December 31, 2016 and 2015, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2016, investments with a carrying value of $1,261 million were on deposit in custodial or trust accounts, of which $1,022 million was on deposit with state insurance departments, $178 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $43 million was on deposit as security for reinsurance clients and $18 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(5) Investments in Equity Securities Available for Sale
At December 31, 2016 and 2015, investments in equity securities available for sale were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2016
Common stocks	$94,998	$351,906	$(1,046)	$445,858	$445,858
Preferred stocks	125,589	101,392	(3,639)	223,342	223,342
Total	$220,587	$453,298	$(4,685)	$669,200	$669,200

December 31, 2015
Common stocks	$56,462	$—	$(19,189)	$37,273	$37,273
Preferred stocks	108,730	8,216	(3,353)	113,593	113,593
Total	$165,192	$8,216	$(22,542)	$150,866	$150,866

At December 31, 2016, common stocks included HealthEquity, Inc. shares, which had previously been reported in investment funds.

(6) Arbitrage Trading Account
At December 31, 2016 and 2015, the fair value and carrying value of the arbitrage trading account were $300 million and $377 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of December 31, 2016, the fair value of long option contracts outstanding was $1 million (notional amount of $27 million) and the fair value of short option contracts outstanding was $2 million (notional amount of $36 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(7) Net Investment Income
Net investment income consists of the following:

(In thousands)	2016	2015	2014
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$444,247	$428,325	$439,489
Investment funds	99,301	62,228	131,649
Arbitrage trading account	18,693	16,891	22,438
Real estate	7,054	11,294	10,228
Equity securities available for sale	4,028	4,624	6,726
Gross investment income	573,323	523,362	610,530
Investment expense	(9,160)	(10,717)	(9,645)
Net investment income	$564,163	$512,645	$600,885

(8) Investment Funds
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

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments of $372.1 million as of December 31, 2016.
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Losses)
(In thousands)	2016	2015	2016	2015	2014
Real estate	$641,783	$580,830	$50,415	$58,032	$26,233
Energy	91,448	93,719	19,747	(37,373)	12,797
Hedged equity	73,913	70,580	3,334	(2,762)	10,760
Other funds	391,002	424,911	25,805	44,331	81,859
Total	$1,198,146	$1,170,040	$99,301	$62,228	$131,649
The Company's share of the earnings or losses of investment funds is primarily reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
Other funds include private equity investments carried on the equity method of accounting, which included the Company's publicly traded common stock investment in HealthEquity, Inc. (HQY) in 2015. The Company's ownership interest in HQY was approximately 21%, as of December 31, 2015, with a fair value of $300.1 million and a carrying value of $45.4 million. In October 2016, the Company sold approximately 2.2 million shares in HQY, reducing the Company's ownership to 16.5% and causing the Company to report its investment in HQY at fair value as an available for sale security rather than under investment funds.

(9) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2016	2015
Properties in operation	$457,237	$226,055
Properties under development	727,744	710,312
Total	$1,184,981	$936,367

In 2016, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $14,996,000 and $9,073,000 as of December 31, 2016 and 2015, respectively. Related depreciation expense was $14,802,000 and $7,425,000 for the years ended December 31, 2016 and 2015, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $16,466,519 in 2017, $27,165,624 in 2018, $27,451,819 in 2019, $26,281,505 in 2020, $26,560,894 in 2021 and $464,803,187 thereafter.

Properties under development include an office building in London and a mixed-use project in Washington, D.C.

(10) Loans Receivable
Loans receivable are as follows:

	As of December 31,
(In thousands)	2016	2015
Amortized cost (net of valuation allowance):
Real estate loans	$92,415	$200,499
Commercial loans	14,383	72,604
Total	$106,798	$273,103

Fair value:
Real estate loans	$92,415	$201,641
Commercial loans	15,884	74,106
Total	$108,299	$275,747

Valuation allowance:
Specific	$1,200	$—
General	2,197	2,094
Total	$3,397	$2,094

	For the Year Ended December 31,
	2016	2015
Increase (decrease) in valuation allowance	$1,303	$(392)
Loans receivable in non-accrual status were $5.4 million and $3.1 million as of December 31, 2016 and 2015, respectively.
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
The real estate loans are secured by commercial real estate primarily located in North Carolina and New York. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans generally earn interest on a fixed basis and have varying maturities not exceeding 10 years.
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at December 31, 2016, and accordingly, the Company determined that a specific valuation allowance was not required.

(11)	Realized and Unrealized Investment Gains (Losses)
Realized and unrealized investment gains (losses) are as follows:

(In thousands)	2016	2015	2014
Realized investment gains (losses):
Fixed maturity securities:
Gains	$72,215	$23,755	$39,113
Losses	(6,434)	(4,065)	(4,420)
Equity securities available for sale	14,201	9,639	38,296
Investment funds	58,861	93,529	96,204
Real estate	7,757	—	85,659
Other (1)	138,519	2,775	—
Net realized gains on investments sales	285,119	125,633	254,852
Other-than-temporary impairments (2)	(18,114)	(33,309)	—
Net investment gains	267,005	92,324	254,852
Income tax expense	(93,452)	(32,313)	(89,198)
After-tax realized investment gains	$173,553	$60,011	$165,654

Change in unrealized gains (losses) of available for sales securities:
Fixed maturity securities	$(107,094)	$(144,445)	$155,765
Previously impaired fixed maturity securities	451	(174)	865
Equity securities available for sale	465,727	(27,809)	(69,016)
Investment funds	12,631	(19,758)	(14,725)
Total change in unrealized investment gains (losses)	371,715	(192,186)	72,889
Income tax benefit (expense)	(125,315)	66,644	(23,223)
Noncontrolling interests	59	38	(33)
After-tax change in unrealized investment gains (losses) of available for sale securities	$246,459	$(125,504)	$49,633
____________________
(1) Other includes a gain of $134.9 million from the sale of Aero Precision Industries, and certain related aviation services business, for the year ended December 31, 2016.

(2) For the year ended December 31, 2016, OTTI related to equity securities were $18.1 million. For the year ended December 31, 2015, OTTI related to equity securities were $24.3 million and related to fixed maturity securities were
$9.0 million. There was no OTTI for the year ended December 31, 2014.

(12) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at December 31, 2016 and 2015 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
U.S. government and government agency	$112,709	$1,252	$35,450	$1,341	$148,159	$2,593
State and municipal	1,562,614	35,553	133,034	4,885	1,695,648	40,438
Mortgage-backed securities	625,903	11,103	109,066	4,828	734,969	15,931
Asset-backed securities	1,010,836	5,340	201,693	6,601	1,212,529	11,941
Corporate	1,035,245	13,448	65,147	7,470	1,100,392	20,918
Foreign government	213,246	1,985	24,820	777	238,066	2,762
Fixed maturity securities	4,560,553	68,681	569,210	25,902	5,129,763	94,583
Common stocks	336	22	8,755	1,024	9,091	1,046
Preferred stocks	—	—	22,034	3,639	22,034	3,639
Equity securities available for sale	336	22	30,789	4,663	31,125	4,685
Total	$4,560,889	$68,703	$599,999	$30,565	$5,160,888	$99,268

December 31, 2015
U.S. government and government agency	$101,660	$487	$64,500	$1,846	$166,160	$2,333
State and municipal	501,952	4,404	106,681	1,865	608,633	6,269
Mortgage-backed securities	381,986	3,639	184,807	7,669	566,793	11,308
Asset-backed securities	1,091,078	7,703	190,467	6,711	1,281,545	14,414
Corporate	1,232,940	35,406	76,797	8,987	1,309,737	44,393
Foreign government	169,190	8,822	19,528	3,867	188,718	12,689
Fixed maturity securities	3,478,806	60,461	642,780	30,945	4,121,586	91,406
Common stocks	18,641	18,005	7,829	1,184	26,470	19,189
Preferred stocks	—	—	22,320	3,353	22,320	3,353
Equity securities available for sale	18,641	18,005	30,149	4,537	48,790	22,542
Total	$3,497,447	$78,466	$672,929	$35,482	$4,170,376	$113,948

Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2016 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
State and municipal	1	$5,136	$3,725
Corporate	10	78,462	1,370
Mortgage-backed securities	11	22,987	1,106
Asset-backed securities	4	1,256	362
Foreign government	15	112,985	341
Total	41	$220,826	$6,904

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income.
For the year ended December 31, 2016, there were no OTTI recognized in earnings for fixed maturity securities. For the year ended December 31, 2015, OTTI for fixed maturity securities were $9.0 million, all of which was considered due to credit factors.
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
Preferred Stocks – At December 31, 2016, there was one preferred stock in an unrealized loss position, with an aggregate fair value of $22.0 million and a gross unrealized loss of $3.6 million. The preferred stock is rated investment grade. Management believes the unrealized loss is due primarily to market and sector related factors and does not consider it to be OTTI. For the year ended December 31, 2016, there were no OTTI for preferred stocks. OTTI for preferred stocks for the year ended December 31, 2015 were $13.4 million.
Common Stocks – At December 31, 2016, there were two common stocks in an unrealized loss position, with an aggregate fair value of $9.1 million and a gross unrealized loss of $1.1 million. Based on management's view on these securities, the Company does not consider the common stocks to be OTTI. For the year ended December 31, 2016, OTTI for common stocks were $18.1 million. OTTI for common stocks for the year ended December 31, 2015 were $10.9 million.
(13) Fair Value Measurements
The Company’s fixed maturity and equity securities classified as available for sale and its trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:
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
The following tables present the assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$513,802	$—	$513,802	$—
State and municipal	4,519,503	—	4,519,503	—
Mortgage-backed securities	1,189,645	—	1,189,645	—
Asset-backed securities	1,907,860	—	1,907,677	183
Corporate	4,068,527	—	4,068,527	—
Foreign government	902,805	—	902,805	—
Total fixed maturity securities available for sale	13,102,142	—	13,101,959	183
Equity securities available for sale:
Common stocks	445,858	429,647	7,457	8,754
Preferred stocks	223,342	—	219,680	3,662
Total equity securities available for sale	669,200	429,647	227,137	12,416
Arbitrage trading account	299,999	224,623	75,376	—
Total	$14,071,341	$654,270	$13,404,472	$12,599
Liabilities:
Trading account securities sold but not yet purchased	$51,179	$51,089	$90	$—

December 31, 2015
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$670,419	$—	$670,419	$—
State and municipal	4,460,179	—	4,460,179	—
Mortgage-backed securities	1,199,859	—	1,199,859	—
Asset-backed securities	1,705,172	—	1,704,973	199
Corporate	3,475,038	—	3,474,884	154
Foreign government	837,460	—	837,460	—
Total fixed maturity securities available for sale	12,348,127	—	12,347,774	353
Equity securities available for sale:
Common stocks	37,273	29,444	—	7,829
Preferred stocks	113,593	—	109,969	3,624
Total equity securities available for sale	150,866	29,444	109,969	11,453
Arbitrage trading account	376,697	256,914	119,607	176
Total	$12,875,690	$286,358	$12,577,350	$11,982
Liabilities:
Trading account securities sold but not yet purchased	$37,035	$35,559	$1,476	$—

There were no significant transfers between Levels 1 and 2 for the years ended December 31, 2016 and 2015.

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2016 and 2015:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns/Maturities	Transfers In / Out	Ending Balance
Year ended December 31, 2016
Assets:
Fixed maturity securities available for sale:
Asset-backed securities	$199	$3	$16	$—	$—	$—	$(35)	$—	$183
Corporate	154	177	—	—	—	(331)	—	—	—
Total	353	180	16	—	—	(331)	(35)	—	183
Equity securities available for sale:
Common stocks	7,829	—	160	—	765	—	—	—	8,754
Preferred stocks	3,624	38	—	—	—	—	—	—	3,662
Total	11,453	38	160	—	765	—	—	—	12,416
Arbitrage trading account	176	(176)	—	—	—	—	—	—	—
Total	$11,982	$42	$176	$—	$765	$(331)	$(35)	$—	$12,599

Year ended December 31, 2015
Assets:
Fixed maturity securities available for sale:
Asset-backed securities	$20,611	$19	$191	$—	$—	$—	$(1,820)	$(18,802)	$199
Corporate	154	—	—	—	—	—	—	—	154
Total	20,765	19	191	—	—	—	(1,820)	(18,802)	353
Equity securities available for sale:
Common stocks	10,741	—	(273)	(2,331)	—	(308)	—	—	7,829
Preferred stocks	3,713	(89)	—	—	—	—	—	—	3,624
Total	14,454	(89)	(273)	(2,331)	—	(308)	—	—	11,453
Arbitrage trading account	720	(799)	—	—	72,640	(71,921)	—	(464)	176
Total	$35,939	$(869)	$(82)	$(2,331)	$72,640	$(72,229)	$(1,820)	$(19,266)	$11,982

During the year ended December 31, 2016, there were no securities transferred out of Level 3. During the year ended
December 31, 2015, five securities were transferred out of Level 3 as an observable price was available.

(14) Reserves for Losses and Loss Expenses

    Loss reserves included in the Company’s financial statements represent management’s best estimates based upon an actuarially derived point estimate and other considerations. The Company uses a variety of actuarial techniques and methods to derive an actuarial point estimate for each operating unit. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. In circumstances where one actuarial method is considered more credible than the others, that method is used to set the point estimate. The actuarial point estimate may also be based on a judgmental weighting of estimates produced from each of the methods considered. Industry loss experience is used to supplement the Company’s own data in selecting “tail factors” in areas where the Company’s own data is limited. The actuarial data is analyzed by line of business, coverage and accident or policy year, as appropriate, for each operating unit.

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

A claim may be defined as an event, as a claimant (number of parties claiming damages from an event) or by exposure type (e.g., an event may give rise to two parties, each claiming loss for bodily injury and property damage).

The most commonly used claim count method is by event. Most of the Company's operating units use the number of events to define and quantify the number of claims. However, in certain lines of business, where it is common for multiple parties to claim damages arising from a single event, an operating unit may quantify claims on the basis of the number of separate parties involved in an event. This may be the case with businesses writing substantial automobile or transportation exposure.

Claim counts for assumed reinsurance will vary based on whether the business is written on a facultative or treaty basis. Further variability as respects treaty claim counts may be reflective of the nature of the treaty, line of business coverage, and type of participation such as quota share or excess of loss contracts. Accordingly, the claim counts have been excluded from the below Reinsurance segment tables due to this variability.

The claim count information set forth in the tables presented below may not provide an accurate reflection of ultimate loss payouts by product line.

The following tables present undiscounted incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR). The information about incurred and paid claims development for the years ended December 31, 2007 to 2015 is presented as supplementary information. To enhance the comparability of the loss development data, the Company has removed the impact of foreign exchange rate movements by using the December 31, 2016 exchange rate for all periods. In addition, the Company’s UK and European insurance business has been included in the Insurance segment tables below (excluding primary and excess workers' compensation) for accident years 2012 through 2016, since underwriting year information was only available prior to 2012.
Insurance
Other Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2016
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$888,917	$846,759	$799,566	$759,028	$726,338	$712,995	$693,669	$668,914	$663,122	$662,889	$30,457	26
2008	—	843,528	812,048	755,595	717,985	698,709	689,571	662,644	653,088	654,908	40,213	26
2009	—	—	699,630	664,619	632,324	605,497	595,643	567,578	563,317	558,566	41,517	23
2010	—	—	—	620,030	623,798	598,926	597,272	583,916	580,882	579,538	51,702	23
2011	—	—	—	—	676,275	681,815	666,887	665,885	660,412	655,443	65,108	24
2012	—	—	—	—	—	704,519	712,889	711,727	716,617	723,961	93,444	25
2013	—	—	—	—	—	—	754,543	797,759	788,498	790,734	143,155	26
2014	—	—	—	—	—	—	—	850,243	850,666	851,724	282,056	26
2015	—	—	—	—	—	—	—	—	953,822	992,128	546,566	24
2016	—	—	—	—	—	—	—	—	—	1,020,972	770,954	18
Total										$7,490,863

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$46,993	$126,938	$233,194	$332,348	$414,621	$477,050	$528,583	$564,049	$589,270	$609,568
2008	—	48,699	139,809	252,214	356,362	445,060	505,829	539,166	569,020	588,965
2009	—	—	45,461	124,901	217,471	314,994	388,508	432,622	474,893	489,453
2010	—	—	—	46,868	132,654	252,518	340,262	421,217	466,048	494,381
2011	—	—	—	—	50,702	146,070	271,011	384,107	475,650	527,270
2012	—	—	—	—	—	59,669	162,543	304,171	422,269	517,386
2013	—	—	—	—	—	—	64,535	191,902	335,206	476,662
2014	—	—	—	—	—	—	—	79,801	192,893	342,933
2015	—	—	—	—	—	—	—	—	83,378	208,837
2016	—	—	—	—	—	—	—	—	—	65,599
Total										$4,321,054
	Reserves for loss and loss adjustment expenses before 2007, net of reinsurance									120,276
	Reserves for loss and loss adjustment expenses, net of reinsurance									$3,290,085

Primary Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2016
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$383,641	$362,843	$311,511	$303,788	$297,208	$347,731	$347,596	$348,335	$348,327	$350,731	$10,478	48
2008	—	377,794	347,423	345,605	345,413	388,558	388,472	389,343	391,788	393,932	11,623	46
2009	—	—	327,537	332,303	326,766	387,503	392,791	394,303	392,287	395,288	13,128	41
2010	—	—	—	358,734	361,808	411,527	420,604	426,622	429,952	429,762	23,233	42
2011	—	—	—	—	419,364	444,887	457,134	470,026	472,087	474,076	29,589	43
2012	—	—	—	—	—	501,681	501,810	503,956	503,863	509,167	44,568	44
2013	—	—	—	—	—	—	552,570	547,295	546,995	543,293	63,271	48
2014	—	—	—	—	—	—	—	639,436	637,307	627,862	110,364	51
2015	—	—	—	—	—	—	—	—	712,800	690,656	214,854	52
2016	—	—	—	—	—	—	—	—	—	702,761	339,257	49
Total										$5,117,528

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$85,962	$176,184	$223,380	$251,437	$265,770	$292,764	$303,058	$309,988	$315,309	$319,350
2008	—	94,385	203,079	261,867	296,667	320,169	335,030	344,892	352,539	360,799
2009	—	—	93,647	197,736	257,972	297,619	318,349	333,793	344,771	352,516
2010	—	—	—	107,742	214,034	281,280	320,154	344,631	362,078	374,013
2011	—	—	—	—	106,157	236,207	309,509	355,909	385,759	408,304
2012	—	—	—	—	—	115,536	255,063	339,560	387,368	419,588
2013	—	—	—	—	—	—	117,900	277,538	363,028	414,216
2014	—	—	—	—	—	—	—	148,405	319,743	412,716
2015	—	—	—	—	—	—	—	—	139,320	323,879
2016	—	—	—	—	—	—	—	—	—	143,066
Total										$3,528,447
		Reserves for loss and loss adjustment expenses before 2007, net of reinsurance								138,281
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,727,362

Excess Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2016
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$241,493	$242,094	$246,499	$262,171	$259,181	$254,748	$254,806	$250,170	$251,356	$243,758	$40,607	2
2008	—	243,067	240,528	211,624	202,419	197,321	195,385	193,395	194,302	183,802	52,994	1
2009	—	—	228,830	214,506	220,124	210,273	202,239	190,439	193,697	189,646	54,310	1
2010	—	—	—	182,028	178,317	171,925	163,365	147,043	153,430	149,806	47,030	1
2011	—	—	—	—	128,301	146,493	150,551	139,251	138,775	137,265	45,151	1
2012	—	—	—	—	—	98,799	101,663	112,477	117,066	115,583	34,805	1
2013	—	—	—	—	—	—	75,214	54,171	50,448	46,028	28,016	1
2014	—	—	—	—	—	—	—	68,521	66,854	59,903	37,366	1
2015	—	—	—	—	—	—	—	—	74,777	61,574	45,861	—
2016	—	—	—	—	—	—	—	—	—	76,184	62,033	—
Total										$1,263,549

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$2,420	$10,422	$18,713	$27,445	$39,212	$49,129	$61,962	$72,674	$80,770	$87,356
2008	—	2,464	2,942	6,302	9,907	14,489	25,063	34,418	39,257	48,042
2009	—	—	5,298	8,893	12,444	18,338	25,925	32,419	39,200	45,963
2010	—	—	—	3,227	4,700	4,916	7,938	11,745	15,871	20,799
2011	—	—	—	—	3,015	5,051	9,991	18,995	27,399	32,008
2012	—	—	—	—	—	715	7,421	19,184	24,120	28,055
2013	—	—	—	—	—	—	279	679	2,159	3,013
2014	—	—	—	—	—	—	—	377	2,277	4,266
2015	—	—	—	—	—	—	—	—	2,069	2,484
2016	—	—	—	—	—	—	—	—	—	2,501
Total										$274,487
	Reserves for loss and loss adjustment expenses before 2007, net of reinsurance									734,713
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,723,774

Professional Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2016
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$98,534	$98,272	$105,191	$104,445	$102,807	$103,607	$99,723	$99,193	$97,571	$98,461	$595	2
2008	—	113,171	119,953	116,539	111,452	110,268	107,760	107,320	109,242	108,507	1,857	2
2009	—	—	134,978	139,340	145,638	148,992	148,108	150,545	150,875	153,574	2,523	3
2010	—	—	—	147,564	165,875	179,478	178,079	176,843	172,683	174,969	3,689	4
2011	—	—	—	—	180,080	165,439	187,213	190,411	177,401	173,777	8,319	5
2012	—	—	—	—	—	236,681	240,210	263,640	250,074	238,086	23,185	8
2013	—	—	—	—	—	—	266,538	245,925	242,639	247,687	36,873	8
2014	—	—	—	—	—	—	—	252,167	246,068	255,700	75,613	9
2015	—	—	—	—	—	—	—	—	259,368	256,432	121,119	9
2016	—	—	—	—	—	—	—	—	—	311,042	232,577	9
Total										$2,018,235

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$5,162	$43,314	$68,764	$88,053	$95,829	$99,370	$98,384	$98,539	$96,916	$97,846
2008	—	9,998	37,818	66,167	85,588	96,585	97,796	100,352	105,299	106,381
2009	—	—	12,608	52,597	85,929	117,738	127,798	138,947	144,024	144,792
2010	—	—	—	14,844	58,946	108,627	129,823	144,541	160,666	165,084
2011	—	—	—	—	18,804	62,513	103,200	134,785	151,026	159,193
2012	—	—	—	—	—	21,524	86,356	127,980	159,061	189,796
2013	—	—	—	—	—	—	23,550	63,927	119,553	176,103
2014	—	—	—	—	—	—	—	19,391	83,672	134,726
2015	—	—	—	—	—	—	—	—	20,496	85,348
2016	—	—	—	—	—	—	—	—	—	28,789
Total										$1,288,059
	Reserves for loss and loss adjustment expenses before 2007, net of reinsurance									7,173
	Reserves for loss and loss adjustment expenses, net of reinsurance									$737,349

Commercial Automobile
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2016
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$438,263	$425,645	$431,903	$424,158	$427,800	$427,918	$426,200	$425,576	$426,314	$426,769	$307	49
2008	—	432,629	444,941	430,453	427,088	425,600	422,999	422,309	423,258	421,829	361	50
2009	—	—	362,302	345,139	340,962	335,851	337,922	336,861	334,654	335,091	895	39
2010	—	—	—	310,591	320,302	330,432	329,109	333,028	331,865	330,586	1,193	38
2011	—	—	—	—	314,038	322,724	330,125	335,024	343,701	341,200	2,567	38
2012	—	—	—	—	—	314,309	326,831	342,588	355,609	355,461	5,014	34
2013	—	—	—	—	—	—	327,514	349,136	368,894	366,843	18,768	34
2014	—	—	—	—	—	—	—	363,968	385,345	394,998	28,672	36
2015	—	—	—	—	—	—	—	—	389,914	390,590	58,001	39
2016	—	—	—	—	—	—	—	—	—	387,499	124,075	35
Total										$3,750,866

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$167,894	$259,300	$328,600	$375,101	$405,204	$415,228	$421,192	$423,046	$424,954	$425,081
2008	—	175,402	270,421	334,078	377,643	402,882	413,411	417,598	420,553	420,596
2009	—	—	136,433	209,553	257,326	291,925	312,903	328,845	331,484	333,144
2010	—	—	—	136,029	208,790	263,639	295,355	313,262	324,997	326,804
2011	—	—	—	—	135,350	211,756	262,685	296,370	321,814	333,987
2012	—	—	—	—	—	136,844	215,214	273,446	312,342	335,806
2013	—	—	—	—	—	—	142,929	218,596	267,253	312,952
2014	—	—	—	—	—	—	—	155,615	237,766	306,594
2015	—	—	—	—	—	—	—	—	160,239	242,031
2016	—	—	—	—	—	—	—	—	—	156,545
Total										$3,193,540
		Reserves for loss and loss adjustment expenses before 2007, net of reinsurance								2,157
		Reserves for loss and loss adjustment expenses, net of reinsurance								$559,482

Short-tail lines
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2016
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$358,317	$337,419	$325,658	$324,765	$324,052	$327,882	$329,293	$328,659	$327,996	$327,951	$991	21
2008	—	428,243	415,554	402,911	396,055	393,943	393,913	393,137	392,457	392,782	1,202	23
2009	—	—	368,106	354,134	344,157	332,782	332,621	328,711	327,465	327,199	1,129	19
2010	—	—	—	404,551	387,712	374,214	370,705	360,614	360,616	360,786	1,555	19
2011	—	—	—	—	505,432	488,681	477,675	473,186	470,593	465,856	2,359	22
2012	—	—	—	—	—	555,079	560,110	556,418	550,656	546,259	8,173	41
2013	—	—	—	—	—	—	588,182	598,549	588,285	588,399	10,793	51
2014	—	—	—	—	—	—	—	710,961	718,422	705,706	22,492	60
2015	—	—	—	—	—	—	—	—	752,486	774,801	56,787	62
2016	—	—	—	—	—	—	—	—	—	817,059	179,583	48
Total										$5,306,798

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$185,994	$282,504	$301,059	$309,544	$314,535	$318,691	$323,904	$324,788	$325,521	$326,959
2008	—	248,653	353,632	369,446	380,158	379,494	385,350	386,792	388,068	390,626
2009	—	—	214,062	296,125	311,568	313,052	318,138	318,775	320,701	323,248
2010	—	—	—	248,944	333,807	346,598	356,044	349,611	353,594	356,838
2011	—	—	—	—	307,397	425,522	446,687	451,135	456,707	461,039
2012	—	—	—	—	—	284,916	462,315	514,064	524,678	532,900
2013	—	—	—	—	—	—	316,170	492,780	542,173	564,813
2014	—	—	—	—	—	—	—	374,214	601,225	652,405
2015	—	—	—	—	—	—	—	—	397,084	645,601
2016	—	—	—	—	—	—	—	—	—	447,240
Total										$4,701,669
	Reserves for loss and loss adjustment expenses before 2007, net of reinsurance									3,099
	Reserves for loss and loss adjustment expenses, net of reinsurance									$608,228

Reinsurance

Casualty
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2016
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR
2007	$370,597	$350,646	$343,561	$333,549	$313,240	$326,388	$318,062	$330,451	$330,322	$329,635	$9,329
2008	—	289,826	273,071	257,676	246,116	237,149	235,122	240,631	241,337	240,434	7,806
2009	—	—	266,204	260,300	254,200	240,722	241,181	236,095	226,141	227,923	11,383
2010	—	—	—	236,460	236,246	228,052	223,537	213,384	200,288	196,105	18,259
2011	—	—	—	—	239,562	247,663	243,468	241,309	247,739	244,833	27,815
2012	—	—	—	—	—	291,395	295,673	282,343	273,152	281,961	53,802
2013	—	—	—	—	—	—	300,906	259,110	264,625	275,901	72,629
2014	—	—	—	—	—	—	—	311,776	307,849	306,791	119,679
2015	—	—	—	—	—	—	—	—	250,976	224,777	115,419
2016	—	—	—	—	—	—	—	—	—	234,392	173,456
Total										$2,562,752

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$6,580	$34,100	$82,716	$151,243	$192,654	$234,173	$249,420	$265,680	$279,051	$295,987
2008	—	9,675	30,151	64,589	102,511	135,642	157,689	175,813	190,494	207,257
2009	—	—	20,535	51,270	81,594	116,544	146,140	171,526	182,913	196,395
2010	—	—	—	16,049	41,463	72,274	101,312	122,709	140,946	155,603
2011	—	—	—	—	15,670	47,500	88,490	123,450	152,163	175,933
2012	—	—	—	—	—	20,749	55,884	97,666	134,122	171,102
2013	—	—	—	—	—	—	28,154	61,692	106,396	143,071
2014	—	—	—	—	—	—	—	20,394	66,656	114,334
2015	—	—	—	—	—	—	—	—	17,259	51,082
2016	—	—	—	—	—	—	—	—	—	23,741
Total										$1,534,505
	Reserves for loss and loss adjustment expenses before 2007, net of reinsurance									257,239
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,285,485

Property
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2016
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR
2007	$21,645	$19,073	$17,366	$15,093	$15,459	$15,258	$15,191	$15,211	$15,210	$15,265	(28)
2008	—	23,896	21,055	19,597	19,449	18,879	19,498	18,952	18,968	19,061	66
2009	—	—	26,917	25,118	25,424	24,160	24,071	23,824	23,704	23,246	60
2010	—	—	—	39,792	37,397	36,802	36,489	36,915	36,860	36,956	33
2011	—	—	—	—	66,860	69,441	69,084	70,320	69,494	69,418	152
2012	—	—	—	—	—	73,551	69,515	64,989	65,526	64,170	545
2013	—	—	—	—	—	—	125,131	97,153	100,897	99,513	1,312
2014	—	—	—	—	—	—	—	102,644	86,848	88,592	1,552
2015	—	—	—	—	—	—	—	—	115,942	106,965	5,887
2016	—	—	—	—	—	—	—	—	—	158,664	43,516
Total										$681,850

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$2,387	$9,609	$12,014	$13,755	$13,924	$14,383	$14,948	$14,970	$15,054	$15,125
2008	—	7,275	13,993	16,620	17,670	18,111	18,591	18,816	18,839	18,940
2009	—	—	8,256	17,216	21,384	22,510	23,159	23,026	23,053	23,009
2010	—	—	—	19,859	29,231	33,656	34,632	35,442	35,764	36,285
2011	—	—	—	—	27,164	51,216	63,560	66,012	67,301	67,940
2012	—	—	—	—	—	11,908	42,504	52,640	58,760	60,917
2013	—	—	—	—	—	—	34,625	69,056	85,182	91,192
2014	—	—	—	—	—	—	—	36,723	61,966	74,695
2015	—	—	—	—	—	—	—	—	51,982	81,565
2016	—	—	—	—	—	—	—	—	—	72,976
Total										$542,644
	Reserves for loss and loss adjustment expenses before 2007, net of reinsurance									557
	Reserves for loss and loss adjustment expenses, net of reinsurance									$139,763

The reconciliation of the net incurred and paid claims development tables to the reserves for loss and loss adjustment expenses in the consolidated balance sheet is as follows:

(In thousands)	December 31, 2016
Undiscounted reserves for loss and loss expenses, net of reinsurance:
Other liability	$3,290,085
Primary workers' compensation	1,727,362
Excess workers' compensation	1,723,774
Professional liability	737,349
Commercial automobile	559,482
Short-tail lines	608,228
Other	158,269
Insurance	8,804,549
Casualty	1,285,485
Property	139,763
Reinsurance	1,425,248
Total undiscounted reserves for loss and loss expenses, net of reinsurance	$10,229,797

(In thousands)	December 31, 2016
Due from reinsurers on unpaid claims:
Other liability	$362,047
Primary workers' compensation	585,861
Excess workers' compensation	55,154
Professional liability	278,460
Commercial automobile	7,286
Short-tail lines	210,859
Other	32,468
Insurance	1,532,135
Casualty	65,314
Property	9,481
Reinsurance	74,795
Total due from reinsurers on unpaid claims	$1,606,930

(In thousands)	December 31, 2016
Loss reserve discount:
Other liability	$—
Primary workers' compensation	(6,367)
Excess workers' compensation	(582,384)
Professional liability	—
Commercial automobile	—
Short-tail lines	—
Other	—
Insurance	(588,751)
Casualty	(50,781)
Property	—
Reinsurance	(50,781)
Total loss reserve discount	$(639,532)
Total gross reserves for loss and loss expenses	$11,197,195

The following is supplementary information regarding average historical claims duration as of December 31, 2016:

Insurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Other liability	7.9%	14.0%	18.1%	16.4%	13.4%	8.4%	6.3%	4.2%	3.4%	3.1%
Primary workers' compensation	22.8%	27.0%	15.2%	9.2%	5.6%	4.8%	2.7%	2.0%	1.8%	1.2%
Excess workers' compensation	1.8%	2.0%	3.4%	3.3%	3.9%	3.9%	4.3%	3.5%	4.1%	2.7%
Professional liability	8.5%	26.1%	23.2%	17.8%	9.2%	5.2%	1.8%	1.7%	1.0%	0.9%
Commercial automobile	40.1%	21.6%	15.5%	10.6%	6.5%	3.3%	0.9%	0.5%	0.2%	—%
Short-tail lines	58.5%	28.5%	6.0%	2.2%	0.6%	1.0%	0.9%	0.5%	0.4%	0.4%

Reinsurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Casualty	7.2%	12.3%	15.2%	15.3%	12.5%	10.4%	6.2%	5.7%	5.5%	5.1%
Property	37.2%	35.5%	15.4%	6.2%	2.3%	1.3%	1.6%	—%	0.5%	0.5%

The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2016	2015	2014
Net reserves at beginning of year	$9,244,872	$8,970,641	$8,683,797
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,826,620	3,653,561	3,495,825
Decrease in estimates for claims occurring in prior years (2)	(29,904)	(46,713)	(75,764)
Loss reserve discount accretion (3)	49,084	49,422	70,506
Total	3,845,800	3,656,270	3,490,567
Net payments for claims:
Current year	1,052,452	914,637	898,944
Prior year	2,401,722	2,342,378	2,216,283
Total	3,454,174	3,257,015	3,115,227
Foreign currency translation	(46,233)	(125,024)	(88,496)
Net reserves at end of year	9,590,265	9,244,872	8,970,641
Ceded reserve at end of year	1,606,930	1,424,278	1,399,060
Gross reserves at end of year	$11,197,195	$10,669,150	$10,369,701

_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $18,929,000, $20,357,000 and $21,306,000 in 2016, 2015, and 2014 , respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $59,175,000, $64,971,000 and $116,866,000 in 2016, 2015 and 2014, respectively.

(3)
In 2014, the Company entered into a commutation agreement that resulted in a reduction in prior year workers' compensation reserves of $30 million on an undiscounted basis and $12 million on a discounted basis.

Favorable prior year development (net of additional and return premiums) was $59 million in 2016.

Insurance - Reserves for the Insurance segment developed favorably by $53 million in 2016. The favorable development was primarily related to workers' compensation business, and was partially offset by unfavorable development for medical professional liability business.

For workers' compensation, the favorable development was related to both primary and excess business and to many accident years, including those prior to 2007. During 2016, reported workers' compensation losses continued to be below our expectations at most of our operating units. Loss frequency and severity trends continued to be better than the assumptions underlying our previous reserve estimates. Loss severity trends also benefited from our continued investment in medical case management services and from our preferred provider networks. The long term trend of declining workers' compensation frequency can be attributed to improved workplace safety.

For medical professional liability business, unfavorable development was primarily related to a class of business that has been discontinued. The adverse development for that business stemmed mainly from accident years 2010 through 2015.
Reinsurance - Reserves for the Reinsurance segment developed favorably by $6 million in 2016. The favorable development was primarily related to direct facultative reinsurance business and to accident years 2008 through 2014.
Favorable prior year development (net of additional and return premiums) was $63 million in 2015.
    Insurance - Reserves for the Insurance segment developed favorably by $52 million in 2015. The favorable development was primarily related to workers' compensation, other liability business and commercial property, and was partially offset by unfavorable development for commercial automobile liability business and professional indemnity business.

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
For commercial property business, favorable development was attributable to accident years 2012 through 2014 and was driven by favorable frequency and severity trends on property business written in Lloyd's.
For commercial automobile business, adverse development was primarily related to large losses for long-haul trucking business and to accident years 2011 through 2014. The higher loss cost trends for the commercial automobile industry are attributable, in part, to the increase in miles driven as the economy improved and fuel prices declined over the past several years.
For Professional indemnity business in the U.K., adverse development was primarily for accident years 2006 through 2013.
Reinsurance - Reserves for the Reinsurance segment developed favorably by $11 million in 2015. The favorable development was primarily related to direct facultative reinsurance business and to accident years 2005 through 2013. Loss reserves developed favorably for umbrella business and for other liability coverage for contractors.
Favorable prior year development (net of additional and return premiums) was $85 million in 2014.
Insurance - For the Insurance segment, favorable development in 2014 of $69 million was driven principally by other liability business for accident years 2006 through 2010, primarily related to our excess and surplus lines casualty business. Reported losses during these years continued to be below our initial expectations at the time the business was written, largely as a result of persistent improvement in claim frequency trends (i.e., number of reported claims per unit of exposure). As these accident years have matured, the weighting of actuarial methods has shifted from methods based on initial expected losses to methods based on actual reported losses. We believe the favorable claim frequency trends we have seen during this time period are due to changes in the mix of business written and to the general slowdown in the economy. Commercial automobile reported unfavorable development primarily as a result of large losses for long-haul trucking business in 2012 and 2013. The favorable development was also offset by adverse reserve development driven primarily by unexpected large losses from accident years 2009-2012 in the professional indemnity line of business in the United Kingdom.
Reinsurance - For the Reinsurance segment, favorable reserve development in 2014 of $16 million was driven primarily by assumed professional liability excess of loss and umbrella treaty business, as well as direct facultative business. This was partially offset by adverse development on brokerage facultative business caused by completed operations losses associated with construction projects in accident years prior to 2009.
Environmental and Asbestos — To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $31 million at December 31, 2016 and $33 million at December 31, 2015. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1.907 million million and $2.308 million at December 31, 2016 and December 31, 2015, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $640 million and $699 million at December 31, 2016 and 2015, respectively. At December 31, 2016, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.9%.

Substantially all of discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2016) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2016), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

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

The following is a summary of reinsurance financial information:

(In thousands)	2016	2015	2014
Written premiums:
Direct	$6,647,600	$6,412,533	$6,185,242
Assumed	896,101	837,460	877,596
Ceded	(1,119,788)	(1,060,478)	(1,065,891)
Total net written premiums	$6,423,913	$6,189,515	$5,996,947

Earned premiums:
Direct	$6,492,240	$6,245,714	$5,889,021
Assumed	900,570	845,735	886,063
Ceded	(1,099,462)	(1,050,840)	(1,030,666)
Total net earned premiums	$6,293,348	$6,040,609	$5,744,418

Ceded losses and loss expenses incurred	$707,336	$501,999	$475,802
Ceded commission earned	$201,957	$173,288	$160,215

The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1,049,000, $1,020,000 and $1,144,000 as of December 31, 2016, 2015 and 2014, respectively.

The following table presents the amounts due from reinsurers as of December 31, 2016:

(In thousands)
Alleghany Group	$150,604
Munich Re	130,623
Swiss Re	120,906
Lloyd’s of London	118,607
Partner Re	74,948
Axis Capital	72,600
Everest Re	53,482
Hannover Re Group	52,472
Berkshire Hathaway	49,340
Chubb Limited	35,304
Korean Re	28,654
Validus	22,871
Arch Capital Group	21,359
Other reinsurers less than $20,000	246,160
Subtotal	1,177,930
Residual market pools	566,050
Total	$1,743,980

(16) Indebtedness
Indebtedness consisted of the following as of December 31, 2016 (the difference between the face value and the carrying value is unamortized discount and debt issuance costs):

(In thousands)	Interest Rate	Face Value	2016 Carrying Value	2015 Carrying Value
Senior notes due on:
August 15, 2019	6.15%	$140,651	$140,301	$149,484
September 15, 2019	7.375%	300,000	299,308	299,054
September 15, 2020	5.375%	300,000	298,747	298,411
January 1, 2022	8.7%	76,503	76,151	76,097
March 15, 2022	4.625%	350,000	347,834	347,417
February 15, 2037	6.25%	250,000	247,786	247,676
August 1, 2044	4.75%	350,000	344,914	344,730
Subsidiary debt (1)	Various	5,554	5,554	81,752
Total senior notes and other debt		$1,772,708	$1,760,595	$1,844,621
Subordinated debentures due on:
April 30, 2053	5.625%	$350,000	$340,579	$340,320
March 1, 2056	5.9%	110,000	105,952	—
June 1, 2056	5.75%	290,000	281,099	—
Total subordinated debentures		$750,000	$727,630	$340,320
________________
(1) Subsidiary debt is due as follows: $4 million in 2017 and $2 million in 2019.

(17) Income Taxes
Income tax expense (benefits) consists of:

(In thousands)	Current Expense	Deferred Expense	Total
December 31, 2016
Domestic	$259,539	$3,355	$262,894
Foreign	23,634	6,425	30,059
Total expense	$283,173	$9,780	$292,953

December 31, 2015
Domestic	$179,150	$31,145	$210,295
Foreign	(2,318)	19,946	17,628
Total expense	$176,832	$51,091	$227,923

December 31, 2014
Domestic	$258,337	$28,029	$286,366
Foreign	12,969	3,258	16,227
Total expense	$271,306	$31,287	$302,593

Income before income taxes from domestic operations was $837 million, $689 million and $910 million for the years ended December 31, 2016, 2015 and 2014, respectively. Income before income taxes from foreign operations was $59 million, $43 million and $42 million for the years ended December 31, 2016, 2015 and 2014, respectively.

A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 35% to pre-tax income are as follows:

(In thousands)	2016	2015	2014
Computed “expected” tax expense	$313,753	$256,210	$333,269
Tax-exempt investment income	(37,379)	(39,283)	(38,757)
Change in valuation allowance	1,420	2,702	1,335
Impact of foreign tax rates	1,984	4,447	6,239
State and local taxes	7,748	940	2,375
Other, net	5,427	2,907	(1,868)
Total expense	$292,953	$227,923	$302,593

At December 31, 2016 and 2015, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2016	2015
Deferred tax asset:
Loss reserve discounting	$86,659	$100,806
Unearned premiums	187,522	176,465
Other-than-temporary impairments	26,139	26,509
Restricted stock units	72,889	62,442
Other	104,130	89,761
Gross deferred tax asset	477,339	455,983
Less valuation allowance	(5,457)	(4,037)
Deferred tax asset	471,882	451,946
Deferred tax liability:
Amortization of intangibles	21,192	20,316
Deferred policy acquisition costs	173,481	162,344
Unrealized investment gains	238,232	115,499
Property, furniture and equipment	34,857	33,398
Investment funds	85,075	79,124
Other	53,410	48,076
Deferred tax liability	606,247	458,757
Net deferred tax liability	$134,365	$6,811

The Company had current tax receivables of $14,768,000 and $55,763,000 at December 31, 2016 and 2015, respectively. At December 31, 2016, the Company had foreign net operating loss carryforwards of $5.3 million that expire beginning in 2031, and an additional $29.9 million that have no expiration date. At December 31, 2016, the Company had a valuation allowance of $5.5 million, as compared to $4.0 million at December 31, 2015. The Company has provided a valuation allowance against future tax benefits of certain foreign operations. The statute of limitations has closed for the Company’s U.S. Federal tax returns through December 31, 2012.

The realization of the deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $55 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $6.1 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

(18) Dividends from Subsidiaries and Statutory Financial Information

The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company (BIC), directly or indirectly owns all of the Company’s other insurance companies. During 2017, the maximum amount of dividends that can be paid by BIC without such approval is approximately $580 million.

BIC’s combined net income and statutory capital and surplus, as determined in accordance with statutory accounting practices (SAP), are as follows:

(In thousands)	2016	2015	2014
Net income	$702,830	$813,303	$757,010
Statutory capital and surplus	$5,493,044	$5,296,435	$5,438,063

The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to discount non-tabular workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was an increase to BIC’s statutory capital and surplus by $231 million at December 31, 2016.

The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2016, BIC’s Total Adjusted Capital of $5.262 billion was 422% of its RBC Authorized Control Level.

See Note 4, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(19) Common Stockholders’ Equity

The weighted average number of shares used in the computation of net income per share was as follows:

	2016	2015	2014
Basic	122,650,997	124,040,313	127,873,708
Diluted	128,552,838	130,188,866	133,651,855

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

	2016	2015	2014
Balance, beginning of year	123,307,837	126,748,836	132,233,167
Shares issued	281,654	1,061,026	332,137
Shares repurchased	(2,395,892)	(4,502,025)	(5,816,468)
Balance, end of year	121,193,599	123,307,837	126,748,836

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(20) Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2016 and 2015:

	2016		2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,190,668	$13,204,814	$12,444,394	$12,462,847
Equity securities available for sale	669,200	669,200	150,866	150,866
Arbitrage trading account	299,999	299,999	376,697	376,697
Loans receivable	106,798	108,299	273,103	275,747
Cash and cash equivalents	795,285	795,285	763,631	763,631
Trading accounts receivable from brokers and clearing organizations	484,593	484,593	383,115	383,115
Due from broker	—	—	1,713	1,713

Liabilities:
Due to broker	19,416	19,416	—	—
Trading account securities sold but not yet purchased	51,179	51,179	37,035	37,035
Subordinated debentures	727,630	687,504	340,320	355,880
Senior notes and other debt	1,760,595	1,914,727	1,844,621	2,029,572

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

(21) Lease Obligations

The Company and its subsidiaries use office space and equipment under leases expiring at various dates. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. Future minimum lease payments, without provision for sublease income, are: $45,305,000 in 2017; $40,634,000 in 2018; $35,805,000 in 2019; $33,575,000 in 2020; $29,374,000 in 2021 and $100,704,000 thereafter. Rental expense was $47,453,000, $46,271,000 and $45,198,000 for 2016, 2015 and 2014, respectively.

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

At December 31, 2016, the Company had commitments to invest up to $373.2 million and $495.7 million in certain investment funds and real estate construction projects, respectively.

(23) Stock Incentive Plan

Pursuant to the Company's stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2016:

	2016	2015	2014
RSUs granted and unvested at beginning of period:	4,158,325	5,330,445	4,491,520
Granted	1,000,559	997,522	1,154,950
Vested	(77,250)	(1,938,000)	(81,500)
Canceled	(219,536)	(231,642)	(234,525)
RSUs granted and unvested at end of period:	4,862,098	4,158,325	5,330,445

Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2016, 4,097,497 RSUs had been deferred. RSUs that have not yet vested and vested RSUs that have been deferred are not considered to be issued and outstanding shares.
The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2016:

(In thousands)	2016	2015	2014
Unearned compensation at beginning of year	$103,538	$88,015	$73,205
RSUs granted, net of cancellations	52,697	50,442	51,575
RSUs expensed	(35,585)	(30,691)	(27,966)
RSUs forfeitures	(4,685)	(4,228)	(8,799)
Unearned compensation at end of year	$115,965	$103,538	$88,015

(24) Compensation Plans

The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary’s profitability. Employees become eligible to participate in the plan on the first day of the calendar quarter following the first full calendar quarter after the employee's date of hire provided the employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $39 million, $42 million and $38 million in 2016, 2015 and 2014, respectively.

The Company has a long-term incentive compensation plan ("LTIP") that provides for incentive compensation to key executives based on the growth in the Company's book value per share over a five year period.
The following table summarizes the outstanding LTIP awards as of December 31, 2016:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2016 on outstanding units
2013 grant	197,500	$49,375,000	$31,852,800
2014 grant	209,750	20,975,000	9,883,420
2015 grant	211,250	21,125,000	7,239,538
2016 grant	230,500	23,050,000	4,001,480

The following table summarizes the LTIP expense for each of the three years ended December 31, 2016:

(In thousands)	2016	2015	2014
2011 grant	$(82)	$7,397	$9,855
2013 grant	8,918	7,336	9,493
2014 grant	3,503	2,935	3,663
2015 grant	4,072	3,205	—
2016 grant	4,002	—	—
Total	$20,413	$20,873	$23,011

(25) Retirement Benefits

The Company and its executive chairman of the board entered into an unfunded supplemental benefit agreement (SBA) in 2004. On March 28, 2013, the Company agreed to terminate and distribute the retirement benefit of the SBA. As a result, the Company distributed retirement benefits of $4.6 million in 2014. The final retirement benefit of $59.4 million, which was fully accrued at December 31, 2014, was distributed in 2015. Net retirement benefit expense was $9,994,000 in 2014, and none in 2015 and 2016.

(26) Supplemental Financial Statement Data

Other operating costs and expenses consist of the following:

(In thousands)	2016	2015	2014
Amortization of deferred policy acquisition costs	$1,155,954	$1,102,492	$1,053,397
Operating insurance expenses	933,249	903,006	843,133
Service company expenses	138,908	127,365	102,726
Net foreign currency (gains) losses	(11,904)	400	(27)
Other costs and expenses	179,412	156,487	158,227
Total	$2,395,619	$2,289,750	$2,157,456

(27) Industry Segments
The Company’s reportable segments include the following two business segments, plus a corporate segment:

•Insurance - commercial insurance business, including excess and surplus lines and admitted lines, throughout the United States, as well as insurance business in the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, Asia and Australia; and

•Reinsurance - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, the Asia-Pacific region and South Africa.

Commencing with the first quarter of 2016, the Company changed the aggregation of its reported segments. Operating units in the Insurance-Domestic segment and Insurance-International segment, previously reported separately, were combined into the Insurance segment. The segment disclosures for prior periods have been revised to be consistent with the new reportable business segment presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income tax expense and benefits are calculated based upon the Company’s overall effective tax rate.

Summary financial information about the Company’s reporting segments is presented in the following table. Income before income taxes by segment includes allocated investment income. Identifiable assets by segment are those assets used in or allocated to the operation of each segment.

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total (1)	Pre-Tax Income (Loss)	Net Income (Loss)
December 31, 2016:
Insurance	$5,652,903	$455,139	$97,879	$6,205,921	$822,617	$551,482
Reinsurance	640,445	78,967	—	719,412	74,799	51,531
Corporate, other and eliminations(2)	—	30,057	431,789	461,846	(267,983)	(174,650)
Net investment gains	—	—	267,005	267,005	267,005	173,553
Consolidated	$6,293,348	$564,163	$796,673	$7,654,184	$896,438	$601,916

December 31, 2015:
Insurance	$5,431,500	$410,457	$96,487	$5,938,444	$776,593	$532,286
Reinsurance	609,109	74,226	—	683,335	94,852	66,627
Corporate, other and eliminations(2)	—	27,962	464,392	492,354	(231,739)	(155,230)
Net investment gains	—	—	92,324	92,324	92,324	60,011
Consolidated	$6,040,609	$512,645	$653,203	$7,206,457	$732,030	$503,694

December 31, 2014:
Insurance	$5,074,308	$484,039	$106,853	$5,665,200	$826,088	$561,643
Reinsurance	670,110	88,821	—	758,931	115,677	79,720
Corporate, other and eliminations(2)	—	28,025	421,920	449,945	(244,421)	(158,133)
Net investment gains	—	—	254,852	254,852	254,852	165,654
Consolidated	$5,744,418	$600,885	$783,625	$7,128,928	$952,196	$648,884

Identifiable Assets
(In thousands)	December 31,
	2016	2015
Insurance	$19,137,758	$18,063,730
Reinsurance	2,524,338	2,441,340
Corporate, other and eliminations(2)	1,702,748	1,225,897
Consolidated	$23,364,844	$21,730,967
_______________________________________
(1) Revenues for Insurance includes $830.8 million, $828.3 million and $890.1 million in 2016, 2015 and 2014, respectively, from foreign countries. Revenues for Reinsurance includes $166.6 million, $186.6 million and $249.3 million in 2016, 2015 and 2014, respectively, from foreign countries.
(2) Corporate, other and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments

Net premiums earned by major line of business are as follows:

(In thousands)	2016	2015	2014
Insurance
Other liability	$1,798,771	$1,650,131	$1,541,836
Workers' compensation	1,408,911	1,363,513	1,198,701
Short-tail lines	1,299,545	1,298,883	1,291,021
Commercial automobile	642,452	674,078	642,713
Professional liability	503,224	444,895	400,037
Total Insurance	5,652,903	5,431,500	5,074,308
Reinsurance
Casualty	390,863	421,811	487,264
Property	249,582	187,298	182,846
Total Reinsurance	640,445	609,109	670,110
Total	$6,293,348	$6,040,609	$5,744,418

(28) Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial data:

(In thousands, except per share data)	2016
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,807,211	$1,855,914	$2,019,727	$1,971,333
Net income	119,511	108,967	220,650	152,790
Net income per share(1)
Basic	0.97	0.89	1.80	1.26
Diluted	0.93	0.85	1.72	1.20

	2015
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,744,679	$1,789,765	$1,860,957	$1,811,056
Net income	118,307	123,035	152,607	109,745
Net income per share(1)
Basic	0.94	0.99	1.24	0.89
Diluted	0.89	0.95	1.18	0.85
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
During the quarter ended December 31, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
We have audited W. R. Berkley Corporation's internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). W. R. Berkley Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, W. R. Berkley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W. R. Berkley Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.
/S/ KPMG LLP

New York, New York
February 27, 2017

ITEM 9B. OTHER INFORMATION

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, and which is incorporated herein by reference.

(d) Equity compensation plan information

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, and which is incorporated herein by reference.

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

The exhibits filed as part of this report are listed on pages 105 - 107 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. R. BERKLEY CORPORATION

By	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr., President and Chief Executive Officer
February 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Executive Chairman	February 27, 2017
William R. Berkley	of the Board of Directors

/s/ W. Robert Berkley, Jr.	President, Chief Executive Officer
W. Robert Berkley, Jr.	and Director	February 27, 2017
(Principal executive officer)

/s/ Christopher L. Augostini	Director
Christopher L. Augostini		February 27, 2017

/s/ Ronald E. Blaylock	Director
Ronald E. Blaylock		February 27, 2017

/s/ Mark E. Brockbank	Director
Mark E. Brockbank		February 27, 2017

/s/ George G. Daly	Director
George G. Daly		February 27, 2017

/s/ Mary C. Farrell	Director
Mary C. Farrell		February 27, 2017

/s/ Jack H. Nusbaum	Director
Jack H. Nusbaum		February 27, 2017

/s/ Mark L. Shapiro	Director
Mark L. Shapiro		February 27, 2017

/s/ Richard M. Baio	Senior Vice President,
Richard M. Baio	Chief Financial Officer and Treasurer	February 27, 2017
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

(4.10)
Subordinated Indenture, dated as of March 1, 2016, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 1, 2016).

(4.11)
First Supplemental Indenture, dated as of March 1, 2016, between the Company and The Bank of New York Mellon, as Trustee, relating to $110,000,000 principal amount of the Company's 5.9% Subordinated Debentures due 2056, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 1, 2016).

(4.12)
Second Supplemental Indenture, dated as of May 25, 2016, between the Company and The Bank of New York Mellon, as Trustee, relating to $290,000,000 principal amount of the Company's 5.75% Subordinated Debentures due 2056, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 1-15202) filed with the Commission on May 25, 2016).

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

(10.12)
W.R.Berkley Corporation Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company's 2016 Proxy Statement (File No. 1-15202) filed with the Commission on April 15, 2016).

(10.13)	W. R. Berkley Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s 2009 Proxy Statement (File No. 1-15202) filed with the Commission on April 17, 2009).

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

(10.16)
Form of 2014 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 12, 2014).

(10.17)
Form of 2015 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 4, 2015).

(10.18)
Form of 2016 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 10, 2016).

(10.19)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2015 Proxy Statement (File No. 1-15202) filed with the Commission on April 20, 2015).

(10.20)
Supplemental Benefits Agreement between William R. Berkley and the Company as amended and restated as of December 21, 2011 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on February 28, 2012).

(10.21)
Form of Dividend Equivalent Rights Award Agreement Under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 7, 2015).

(14)	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K (File No. 1-15202) filed with the Commission on March 14, 2005).

(21)	List of the Company’s subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16. FORM 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
W. R. Berkley Corporation:
Under date of February 27, 2017, we reported on the consolidated balance sheets of W. R. Berkley Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, which are included in the Annual Report on Form 10-K for the year ended December 31, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules II through VI. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/S/ KPMG LLP

New York, New York
February 27, 2017

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2016	2015
Assets:
Cash and cash equivalents	$124,803	$195,658
Fixed maturity securities available for sale at fair value (cost $899,206 and $201,256 at December 31, 2016 and 2015, respectively)	894,748	201,738
Loans receivable	23,419	—
Equity securities available for sale, at fair value (cost $3,430 in 2016 and 2015)	3,430	3,430
Investment in subsidiaries	6,891,246	6,454,065
Deferred federal income taxes	—	37,135
Current federal income taxes	15,455	51,512
Property, furniture and equipment at cost, less accumulated depreciation	14,798	13,150
Other assets	7,122	6,153
Total assets	$7,975,021	$6,962,841
Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$234,014	$143,669
Other liabilities	120,160	115,737
Deferred federal income taxes	90,966	—
Subordinated debentures	727,630	340,320
Senior notes	1,755,043	1,762,869
Total liabilities	2,927,813	2,362,595
Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	1,037,446	1,005,455
Retained earnings (including accumulated undistributed net income of subsidiaries of $4,850,878 and $4,746,934 at December 31, 2016 and 2015, respectively)	6,595,987	6,178,070
Accumulated other comprehensive income (loss)	55,568	(66,698)
Treasury stock, at cost	(2,688,817)	(2,563,605)
Total stockholders’ equity	5,047,208	4,600,246
Total liabilities and stockholders’ equity	$7,975,021	$6,962,841
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Year Ended December 31,
(In thousands)	2016	2015	2014
Management fees and investment income including dividends from subsidiaries of $700,664, $642,421 and $503,483 for the years ended December 31, 2016, 2015 and 2014, respectively	$726,742	$655,318	$515,775
Net investment gains	909	696	5,487
Other income	376	348	450
Total revenues	728,027	656,362	521,712
Operating costs and expense	171,967	143,391	148,288
Interest expense	139,216	128,248	125,352
Income before federal income taxes	416,844	384,723	248,072
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	327,520	272,180	366,721
Federal income tax expense on a consolidated return basis	(246,389)	(199,322)	(273,310)
Net expense	81,131	72,858	93,411
Income before undistributed equity in net income of subsidiaries	497,975	457,581	341,483
Equity in undistributed net income of subsidiaries	103,941	46,113	307,401
Net income	$601,916	$503,694	$648,884
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$601,919	$503,694	$648,884
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	3,649	(696)	(5,487)
Depreciation and amortization	2,744	2,693	2,916
Equity in undistributed earnings of subsidiaries	(103,944)	(46,113)	(307,401)
Tax payments received from subsidiaries	414,386	311,482	462,809
Federal income taxes provided by subsidiaries on a separate return basis	(327,520)	(272,180)	(366,721)
Stock incentive plans	37,174	29,725	28,068
Change in:
Federal income taxes	44,839	51,772	(15,239)
Other assets	1,772	301	(364)
Other liabilities	(88,282)	(92,752)	(39,780)
Accrued investment income	(2,743)	524	(820)
Net cash from operating activities	583,994	488,450	406,865
Cash from (used in) investing activities:
Proceeds from sales of fixed maturity securities	373,252	380,986	289,683
Proceeds from maturities and prepayments of fixed maturity securities	210,904	123,639	103,646
Proceeds from sales of equity securities	—	308	7,356
Cost of purchases of fixed maturity securities	(1,285,101)	(432,645)	(605,768)
Change in loans receivable	(23,419)	—	—
Cost of acquired companies	—	—	(82,879)
Investments in and advances to subsidiaries, net	11,471	30,338	34,191
Change in balance due to security broker	—	—	(2,151)
Net additions to real estate, furniture & equipment	(3,042)	(4,425)	(1,615)
Net cash from (used in) investing activities	(715,935)	98,201	(257,537)
Cash from (used in) financing activities:
Net proceeds from issuance of senior notes	386,830	—	344,472
Repayment of senior notes	(9,353)	(200,000)	—
Purchase of common treasury shares	(132,392)	(223,652)	(238,933)
Cash dividends to common stockholders	(183,999)	(58,034)	(181,489)
Net cash from (used in) financing activities	61,086	(481,686)	(75,950)
Net increase (decrease) in cash and cash equivalents	(70,855)	104,965	73,378
Cash and cash equivalents at beginning of year	195,658	90,693	17,315
Cash and cash equivalents at end of year	$124,803	$195,658	$90,693
________________
See accompanying Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2016
Note to Condensed Financial Statements (Parent Company)
The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2015 and 2014 financial statements as originally reported to conform them to the presentation of the 2016 financial statements.
The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2016, 2015 and 2014

(In thousands)	Deferred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Costs and Expenses	Net Premiums Written
December 31, 2016
Insurance	$446,875	$9,747,934	$2,993,063	$5,652,903	$455,139	$3,449,857	$964,838	$968,611	$5,775,913
Reinsurance	91,015	1,449,261	290,237	640,445	78,967	395,943	191,116	57,552	648,000
Corporate and adjustments	—	—	—	—	30,057	—	—	213,502	—
Total	$537,890	$11,197,195	$3,283,300	$6,293,348	$564,163	$3,845,800	$1,155,954	$1,239,665	$6,423,913
December 31, 2015
Insurance	$430,664	$9,248,306	$2,854,461	$5,431,500	$410,457	$3,300,283	$929,982	$931,586	$5,591,397
Reinsurance	82,464	1,420,844	282,672	609,109	74,226	355,987	172,510	59,986	598,118
Corporate and adjustments	—	—	—	—	27,962	—	—	195,686	—
Total	$513,128	$10,669,150	$3,137,133	$6,040,609	$512,645	$3,656,270	$1,102,492	$1,187,258	$6,189,515
December 31, 2014
Insurance	$408,161	$8,856,715	$2,727,257	$5,074,308	$484,039	$3,075,007	$884,018	$880,087	$5,345,663
Reinsurance	80,364	1,512,986	299,475	670,110	88,821	415,560	169,379	58,315	651,284
Corporate and adjustments	—	—	—	—	28,025	—	—	165,657	—
Total	$488,525	$10,369,701	$3,026,732	$5,744,418	$600,885	$3,490,567	$1,053,397	$1,104,059	$5,996,947
__________________________
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2016, 2015 and 2014

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2016:
Insurance	$6,634,540	$1,059,149	$200,522	$5,775,913	3.5%
Reinsurance	13,060	60,639	695,579	648,000	107.3%
Total	$6,647,600	$1,119,788	$896,101	$6,423,913	13.9%
Year ended December 31, 2015:
Insurance	$6,395,806	$1,016,095	$211,686	$5,591,397	3.8%
Reinsurance	16,727	44,383	625,774	598,118	104.6%
Total	$6,412,533	$1,060,478	$837,460	$6,189,515	13.5%
Year ended December 31, 2014:
Insurance	$6,142,648	$1,022,287	$225,302	$5,345,663	4.2%
Reinsurance	42,594	43,604	652,294	651,284	100.2%
Total	$6,185,242	$1,065,891	$877,596	$5,996,947	14.6%
___________________________
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2016, 2015 and 2014

(In thousands)	Opening Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2016:
Premiums and fees receivable	$22,524	$10,006	$(5,961)	$26,569
Due from reinsurers	1,020	20	9	1,049
Deferred federal and foreign income taxes	4,037	1,420	—	5,457
Loan loss reserves	2,094	1,303	—	3,397
Total	$29,675	$12,749	$(5,952)	$36,472
Year ended December 31, 2015:
Premiums and fees receivable	$21,446	$6,281	$(5,203)	$22,524
Due from reinsurers	1,144	(24)	(100)	1,020
Deferred federal and foreign income taxes	1,335	2,702	—	4,037
Loan loss reserves	2,486	(392)	—	2,094
Total	$26,411	$8,567	$(5,303)	$29,675
Year ended December 31, 2014:
Premiums and fees receivable	$20,951	$5,944	$(5,449)	$21,446
Due from reinsurers	1,385	301	(542)	1,144
Deferred federal and foreign income taxes	—	1,335	—	1,335
Loan loss reserves	2,087	399	—	2,486
Total	$24,423	$7,979	$(5,991)	$26,411
_______________________
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2016, 2015 and 2014

(In thousands)	2016	2015	2014
Deferred policy acquisition costs	$537,890	$513,128	$488,525
Reserves for losses and loss expenses	11,197,195	10,669,150	10,369,701
Unearned premiums	3,283,300	3,137,133	3,026,732
Net premiums earned	6,293,348	6,040,609	5,744,418
Net investment income	564,163	512,645	600,885
Losses and loss expenses incurred:
Current year	3,826,620	3,653,561	3,495,825
Prior years	(29,904)	(46,713)	(75,764)
Loss reserve discount accretion	49,084	49,422	70,506
Amortization of deferred policy acquisition costs	1,155,954	1,102,492	1,053,397
Paid losses and loss expenses	3,454,174	3,257,015	3,115,227
Net premiums written	6,423,913	6,189,515	5,996,947
___________________
See accompanying Report of Independent Registered Public Accounting Firm.