Form 10-Q
period 2017-03-31
BERKLEY W R CORP
filed 2017-05-05
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of May 2, 2017: 121,228,108

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$13,422,979	$13,190,668
Investment funds	1,238,558	1,198,146
Real estate	1,237,738	1,184,981
Arbitrage trading account	753,278	299,999
Loans receivable	103,650	106,798
Equity securities available for sale	611,378	669,200
Total investments	17,367,581	16,649,792
Cash and cash equivalents	608,393	795,285
Premiums and fees receivable	1,766,478	1,701,854
Due from reinsurers	1,640,190	1,743,980
Deferred policy acquisition costs	544,914	537,890
Prepaid reinsurance premiums	451,886	413,140
Trading account receivables from brokers and clearing organizations	29,131	484,593
Property, furniture and equipment	356,908	349,432
Goodwill	144,513	144,513
Accrued investment income	135,439	127,047
Other assets	501,981	402,550
Total assets	$23,547,414	$23,350,076

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,224,324	$11,197,195
Unearned premiums	3,402,892	3,283,300
Due to reinsurers	218,040	213,128
Trading account securities sold but not yet purchased	51,348	51,179
Federal and foreign income taxes	169,959	119,597
Other liabilities	775,039	916,318
Senior notes and other debt	1,759,494	1,760,595
Subordinated debentures	727,777	727,630
Total liabilities	18,328,873	18,268,942
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 121,218,479 and 121,193,599 shares, respectively	47,024	47,024
Additional paid-in capital	1,047,589	1,037,446
Retained earnings	6,703,675	6,595,987
Accumulated other comprehensive income	69,491	55,568
Treasury stock, at cost, 113,899,439 and 113,924,319 shares, respectively	(2,688,173)	(2,688,817)
Total stockholders’ equity	5,179,606	5,047,208
Noncontrolling interests	38,935	33,926
Total equity	5,218,541	5,081,134
Total liabilities and equity	$23,547,414	$23,350,076

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2017	2016
REVENUES:
Net premiums written	$1,646,838	$1,663,722
Change in net unearned premiums	(76,796)	(136,387)
Net premiums earned	1,570,042	1,527,335
Net investment income	148,858	130,133
Insurance service fees	33,280	40,362
Net realized investment gains	52,348	25,457
Other-than-temporary impairments	—	(18,114)
Revenues from non-insurance businesses	65,390	101,780
Other income	500	258
Total revenues	1,870,418	1,807,211
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	979,603	922,321
Other operating costs and expenses	603,700	582,459
Expenses from non-insurance businesses	66,019	95,531
Interest expense	36,799	32,224
Total operating costs and expenses	1,686,121	1,632,535
Income before income taxes	184,297	174,676
Income tax expense	(59,623)	(54,428)
Net income before noncontrolling interests	124,674	120,248
Noncontrolling interests	(1,227)	(737)
Net income to common stockholders	$123,447	$119,511

NET INCOME PER SHARE:
Basic	$1.01	$0.97
Diluted	$0.96	$0.93

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2017	2016
Net income before noncontrolling interests	$124,674	$120,248
Other comprehensive income:
Change in unrealized currency translation adjustments	22,735	(2,047)
Change in unrealized investment gains, net of taxes	(8,831)	76,855
Other comprehensive income	13,904	74,808
Comprehensive income	138,578	195,056
Noncontrolling interest	(1,208)	(723)
Comprehensive income to common stockholders	$137,370	$194,333

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2017	2016
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,037,446	$1,005,455
Restricted stock units issued	(667)	(652)
Restricted stock units expensed	10,810	8,769
End of period	$1,047,589	$1,013,572
RETAINED EARNINGS:
Beginning of period	$6,595,987	$6,178,070
Net income to common stockholders	123,447	119,511
Dividends	(15,759)	(14,711)
End of period	$6,703,675	$6,282,870
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized investment gains:
Beginning of period	$427,154	$180,695
Unrealized (losses) gains on securities not other-than-temporarily impaired	(8,913)	76,904
Unrealized gains (losses) on other-than-temporarily impaired securities	101	(35)
End of period	418,342	257,564
Currency translation adjustments:
Beginning of period	(371,586)	(247,393)
Net change in period	22,735	(2,047)
End of period	(348,851)	(249,440)
Total accumulated other comprehensive income	$69,491	$8,124
TREASURY STOCK:
Beginning of period	$(2,688,817)	$(2,563,605)
Stock exercised/vested	644	652
Stock repurchased	—	(37,424)
End of period	$(2,688,173)	$(2,600,377)
NONCONTROLLING INTERESTS:
Beginning of period	$33,926	$32,962
Contributions	3,801	3,158
Net income	1,227	737
Other comprehensive loss, net of tax	(19)	(14)
End of period	$38,935	$36,843
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months
	Ended March 31,
	2017	2016
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$123,447	$119,511
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(52,348)	(7,343)
Depreciation and amortization	18,133	30,245
Noncontrolling interests	1,227	737
Investment funds	(26,649)	(16,636)
Stock incentive plans	10,780	8,766
Change in:
Arbitrage trading account	2,350	383
Premiums and fees receivable	(59,244)	(79,531)
Reinsurance accounts	67,205	(26,319)
Deferred policy acquisition costs	(6,126)	(33,466)
Income taxes	50,595	46,780
Reserves for losses and loss expenses	10,424	108,057
Unearned premiums	113,483	171,553
Other	(177,805)	(181,969)
Net cash from operating activities	75,472	140,768
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	719,969	381,732
Proceeds from sale of equity securities	51,854	1,880
(Contributions to) distributions from investment funds	(11,290)	15,788
Proceeds from maturities and prepayments of fixed maturity securities	888,423	455,463
Purchase of fixed maturity securities	(1,767,208)	(1,032,129)
Purchase of equity securities	(103)	(1,108)
Real estate purchased	(48,710)	(53,781)
Change in loans receivable	3,147	123,737
Net additions to property, furniture and equipment	(12,457)	(12,461)
Change in balances due to security brokers	(22,034)	69,642
Payment for business purchased net of cash aquired	(71,346)	(54,313)
Net cash used in investing activities	(269,755)	(105,550)
CASH (USED IN) FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(1,475)	(33,721)
Net proceeds from issuance of debt	—	110,093
Cash dividends to common stockholders	—	(14,711)
Purchase of common treasury shares	—	(37,424)
Other, net	(1,281)	3,158
Net cash (used in) from financing activities	(2,756)	27,395
Net impact on cash due to change in foreign exchange rates	10,147	11,271
Net change in cash and cash equivalents	(186,892)	73,884
Cash and cash equivalents at beginning of year	795,285	763,631
Cash and cash equivalents at end of period	$608,393	$837,515
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Reclassifications have been made in the 2016 financial statements as originally reported to conform to the presentation of the 2017 financial statements.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 35% principally because of tax-exempt investment income.

(2) Per Share Data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including shares held in a grantor trust established in March 2017). The Company transferred 4,087,731 common shares to the grantor trust for delivery upon settlement of vested but mandatorily deferred restricted stock units (RSUs). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months
	Ended March 31,
(In thousands)	2017	2016
Basic	121,893	122,780
Diluted	128,453	128,529

(3) Recent Accounting Pronouncements

Recently adopted accounting pronouncements:

In May 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-09, Disclosures about Short-Duration Contracts.   ASU 2015-09 requires companies that issue short duration insurance contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. The Company adopted this updated guidance on January 1, 2016 with regard to the annual requirements and on January 1, 2017 with regard to the interim requirements. The amendments in ASU 2015-09 are applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As the requirements are disclosure only, the adoption of this guidance did not impact our financial condition or results of operations, but did result in additional disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify various previous provisions related to how share-based payments are accounted for and presented in the financial statements. Under the new guidance, excess tax benefits (deductions for share based payment awards for tax purposes that exceed the compensation cost recognized for financial reporting purposes) are reported within the income tax expense financial statement line item. Previously, excess tax benefits were reported within additional paid in capital. The Company adopted this updated guidance on January 1, 2017 prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations.

All other accounting and reporting standards that became effective in 2017 were either not applicable to the Company or their adoption did not have a material impact on the Company.

Accounting and reporting standards that are not yet effective:

In May 2014, the FASB issued ASU 2014-09, Revenue from Customers. ASU 2014-09 clarifies the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s insurance service fee revenue and non-insurance business revenue will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The updated guidance, as amended by ASU 2015-14, is effective for public business entities for annual and interim reporting periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

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

(4) Acquisitions

In March 2017, the Company acquired an 89.5% ownership interest for $72.5 million in a company engaged in providing textile solutions world-wide. The fair value of the assets acquired and liabilities assumed have been estimated based on a preliminary valuation. The fair values of the assets and liabilities will be adjusted, as needed, following completion of the final valuation.

The following table summarizes the initial estimated fair value of net assets acquired and liabilities assumed for the business combination completed in 2017:

(In thousands)	2017

Cash and cash equivalents	$1,154
Real estate, furniture and equipment	6,434
Goodwill and other intangibles assets	62,406
Other assets	9,417
Total assets acquired	79,411

Other liabilities assumed	(1,911)
Noncontrolling interest	(5,000)
Net assets acquired	$72,500

In February 2016, the Company acquired an 85% ownership interest for $42.3 million in a company engaged in the distribution of promotional merchandise.

(5) Consolidated Statement of Comprehensive Income (Loss)

The following tables present the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the three months ended March 31, 2017:
Changes in AOCI
Beginning of period	$427,154		$(371,586)	$55,568
Other comprehensive income (loss) before reclassifications	19,994		22,735	42,729
Amounts reclassified from AOCI	(28,825)		—	(28,825)
Other comprehensive income (loss)	(8,831)		22,735	13,904
Unrealized investment gain related to non-controlling interest	19		—	19
End of period	$418,342		$(348,851)	$69,491
Amounts reclassified from AOCI
Pre-tax	$(44,346)	(1)	$—	$(44,346)
Tax effect	15,521	(2)	—	15,521
After-tax amounts reclassified	$(28,825)		$—	$(28,825)
Other comprehensive income (loss)
Pre-tax	$(9,571)		$22,735	$13,164
Tax effect	740		—	740
Other comprehensive income (loss)	$(8,831)		$22,735	$13,904

As of and for the three months ended March 31, 2016:
Changes in AOCI
Beginning of period	$180,695		$(247,393)	$(66,698)
Other comprehensive income (loss) before reclassifications	78,242		(2,047)	76,195
Amounts reclassified from AOCI	(1,387)		—	(1,387)
Other comprehensive income (loss)	76,855		(2,047)	74,808
Unrealized investment gain related to non-controlling interest	14			14
End of period	$257,564		$(249,440)	$8,124
Amounts reclassified from AOCI
Pre-tax	$(2,134)	(1)	$—	$(2,134)
Tax effect	747	(2)	—	747
After-tax amounts reclassified	$(1,387)		$—	$(1,387)
Other comprehensive income (loss)
Pre-tax	$114,390		$(2,047)	$112,343
Tax effect	(37,535)		—	(37,535)
Other comprehensive income (loss)	$76,855		$(2,047)	$74,808

_________________________
(1) Net realized investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $61,782,000 and $56,968,000 and income taxes paid were $1,610,000 and $5,644,000 in the three months ended March 31, 2017 and 2016, respectively.

(7) Investments in Fixed Maturity Securities
At March 31, 2017 and December 31, 2016, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2017
Held to maturity:
State and municipal	$73,631	$13,374	$—	$87,005	$73,631
Residential mortgage-backed	15,316	1,651	—	16,967	15,316
Total held to maturity	88,947	15,025	—	103,972	88,947
Available for sale:
U.S. government and government agency	472,112	16,784	(2,220)	486,676	486,676
State and municipal:
Special revenue	2,759,063	69,226	(15,887)	2,812,402	2,812,402
State general obligation	504,312	18,952	(3,295)	519,969	519,969
Pre-refunded	349,697	20,013	(146)	369,564	369,564
Corporate backed	376,664	8,290	(5,639)	379,315	379,315
Local general obligation	360,941	20,497	(1,602)	379,836	379,836
Total state and municipal	4,350,677	136,978	(26,569)	4,461,086	4,461,086
Mortgage-backed securities:
Residential (1)	1,067,779	14,081	(13,030)	1,068,830	1,068,830
Commercial	144,583	347	(2,126)	142,804	142,804
Total mortgage-backed securities	1,212,362	14,428	(15,156)	1,211,634	1,211,634
Asset-backed	2,029,812	7,837	(9,480)	2,028,169	2,028,169
Corporate:
Industrial	2,391,507	70,783	(5,330)	2,456,960	2,456,960
Financial	1,445,707	45,431	(6,881)	1,484,257	1,484,257
Utilities	238,801	10,578	(2,049)	247,330	247,330
Other	55,808	471	(30)	56,249	56,249
Total corporate	4,131,823	127,263	(14,290)	4,244,796	4,244,796
Foreign	864,556	38,692	(1,577)	901,671	901,671
Total available for sale	13,061,342	341,982	(69,292)	13,334,032	13,334,032
Total investments in fixed maturity securities	$13,150,289	$357,007	$(69,292)	$13,438,004	$13,422,979

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2016
Held to maturity:
State and municipal	$72,582	$12,453	$—	$85,035	$72,582
Residential mortgage-backed	15,944	1,693	—	17,637	15,944
Total held to maturity	88,526	14,146	—	102,672	88,526
Available for sale:
U.S. government and government agency	496,187	20,208	(2,593)	513,802	513,802
State and municipal:
Special revenue	2,791,211	58,559	(26,315)	2,823,455	2,823,455
State general obligation	524,682	16,964	(5,139)	536,507	536,507
Pre-refunded	356,535	19,181	(165)	375,551	375,551
Corporate backed	410,933	6,172	(6,452)	410,653	410,653
Local general obligation	360,022	15,682	(2,367)	373,337	373,337
Total state and municipal	4,443,383	116,558	(40,438)	4,519,503	4,519,503
Mortgage-backed securities:
Residential (1)	1,034,301	15,431	(12,950)	1,036,782	1,036,782
Commercial	155,540	304	(2,981)	152,863	152,863
Total mortgage-backed securities	1,189,841	15,735	(15,931)	1,189,645	1,189,645
Asset-backed	1,913,830	5,971	(11,941)	1,907,860	1,907,860
Corporate:
Industrial	2,315,567	71,007	(7,174)	2,379,400	2,379,400
Financial	1,369,001	39,543	(11,270)	1,397,274	1,397,274
Utilities	229,154	10,801	(2,411)	237,544	237,544
Other	54,073	299	(63)	54,309	54,309
Total corporate	3,967,795	121,650	(20,918)	4,068,527	4,068,527
Foreign	858,773	46,794	(2,762)	902,805	902,805
Total available for sale	12,869,809	326,916	(94,583)	13,102,142	13,102,142
Total investments in fixed maturity securities	$12,958,335	$341,062	$(94,583)	$13,204,814	$13,190,668
____________

(1)
Gross unrealized losses for residential mortgage-backed securities include $717,960 and $818,691 as of March 31, 2017 and December 31, 2016, respectively, related to the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at March 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,033,358	$1,049,761
Due after one year through five years	5,160,693	5,288,826
Due after five years through ten years	3,273,799	3,386,314
Due after ten years	2,454,761	2,484,502
Mortgage-backed securities	1,227,678	1,228,601
Total	$13,150,289	$13,438,004
At March 31, 2017 and December 31, 2016, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(8) Investments in Equity Securities Available for Sale
At March 31, 2017 and December 31, 2016, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2017
Common stocks	$90,080	$333,397	$(2,148)	$421,329	$421,329
Preferred stocks	121,360	70,795	(2,106)	190,049	190,049
Total	$211,440	$404,192	$(4,254)	$611,378	$611,378
December 31, 2016
Common stocks	$94,998	$351,906	$(1,046)	$445,858	$445,858
Preferred stocks	125,589	101,392	(3,639)	223,342	223,342
Total	$220,587	$453,298	$(4,685)	$669,200	$669,200

(9) Arbitrage Trading Account
At March 31, 2017 and December 31, 2016, the fair and carrying values of the arbitrage trading account were $753 million and $300 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of March 31, 2017, the fair value of long option contracts outstanding was $0.6 million (notional amount of $14 million) and the fair value of short option contracts outstanding was $0.4 million (notional amount of $40 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(10) Net Investment Income
Net investment income consisted of the following:

	For the Three Months
	Ended March 31,
(In thousands)	2017	2016
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$112,346	$108,835
Investment funds	26,649	16,636
Arbitrage trading account	6,360	3,190
Real estate	4,566	2,717
Equity securities available for sale	639	868
Gross investment income	150,560	132,246
Investment expense	(1,702)	(2,113)
Net investment income	$148,858	$130,133

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

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments which were $362 million as of March 31, 2017.
Investment funds consist of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Real estate	$654,501	$641,783	$4,532	$17,037
Energy	96,161	91,448	3,245	(3,924)
Hedge equity	74,779	73,913	866	(2,852)
Other funds	413,117	391,002	18,006	6,375
Total	$1,238,558	$1,198,146	$26,649	$16,636

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2017	2016
Properties in operation	$448,422	$457,237
Properties under development	789,316	727,744
Total	$1,237,738	$1,184,981

In 2017, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $16,654,000 and $14,996,000 as of March 31, 2017 and December 31, 2016, respectively. Related depreciation expense was $1,648,000 and $1,668,000 for the three months ended March 31, 2017 and 2016, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $13,116,000 in 2017, $26,513,000 in 2018, $27,839,000 in 2019, $26,673,000 in 2020, $26,958,000 in 2021, $26,618,000 in 2022 and $449,273,000 thereafter.

Properties under development include an office building in London and a mixed-use project in Washington, D.C.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	March 31, 2017	December 31, 2016
Amortized cost (net of valuation allowance):
Real estate loans	$89,206	$92,415
Commercial loans	14,444	14,383
Total	$103,650	$106,798

Fair value:
Real estate loans	$89,206	$92,415
Commercial loans	15,947	15,884
Total	$105,153	$108,299

Valuation allowance:
Specific	$1,200	$1,200
General	2,183	2,197
Total	$3,383	$3,397

	For the Three Months Ended March 31,

	2017	2016
Increase (decrease) in valuation allowance	$(14)	$568
Loans receivable in non-accrual status were $5.3 million and $5.4 million as of March 31, 2017 and December 31, 2016, respectively.
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
The real estate loans are secured by commercial real estate primarily located in North Carolina and New York. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans primarily earn interest on a fixed basis and have varying maturities generally not exceeding 10 years.
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at March 31, 2017, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended March 31,
(In thousands)	2017	2016
Realized investment gains (losses):
Fixed maturity securities:
Gains	$5,605	$23,064
Losses	(3,965)	(2,940)
Equity securities available for sale	42,707	125
Investment funds	1,267	(460)
Real estate	3,300	5,024
Other	3,434	644
Net realized gains on investments sales	52,348	25,457
Other-than-temporary impairments (1)	—	(18,114)
Net investment gains	52,348	7,343
Income tax expense	(18,322)	(2,570)
After-tax net realized investment gains	$34,026	$4,773

Change in unrealized investment gains (losses) of available for sale securities:
Fixed maturity securities	$37,984	$92,428
Previously impaired fixed maturity securities	101	(55)
Equity securities available for sale	(48,862)	13,137
Investment funds	1,206	8,880
Total change in unrealized investment gains (losses)	(9,571)	114,390
Income tax benefit (expense)	740	(37,535)
Noncontrolling interests	19	14
After-tax change in unrealized investment gains (losses) of available for sale securities	$(8,812)	$76,869
______________________
(1) There were no other than temporary impairments (OTTI) for the three months ended March 31, 2017. OTTI for the three months ended March 31, 2016 of $18.1 million related to common stock.

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at March 31, 2017 and December 31, 2016 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2017
U.S. government and government agency	$95,253	$954	$33,071	$1,266	$128,324	$2,220
State and municipal	1,111,978	22,836	150,439	3,733	1,262,417	26,569
Mortgage-backed securities	618,642	10,013	140,791	5,143	759,433	15,156
Asset-backed securities	1,204,310	4,386	95,421	5,094	1,299,731	9,480
Corporate	867,293	8,126	61,732	6,164	929,025	14,290
Foreign government	115,542	1,320	4,495	257	120,037	1,577
Fixed maturity securities	4,013,018	47,635	485,949	21,657	4,498,967	69,292
Common stocks	18,875	1,173	8,803	975	27,678	2,148
Preferred stocks	—	—	23,567	2,106	23,567	2,106
Equity securities available for sale	18,875	1,173	32,370	3,081	51,245	4,254
Total	$4,031,893	$48,808	$518,319	$24,738	$4,550,212	$73,546

December 31, 2016
U.S. government and government agency	$112,709	$1,252	$35,450	$1,341	$148,159	$2,593
State and municipal	1,562,614	35,553	133,034	4,885	1,695,648	40,438
Mortgage-backed securities	625,903	11,103	109,066	4,828	734,969	15,931
Asset-backed securities	1,010,836	5,340	201,693	6,601	1,212,529	11,941
Corporate	1,035,245	13,448	65,147	7,470	1,100,392	20,918
Foreign government	213,246	1,985	24,820	777	238,066	2,762
Fixed maturity securities	4,560,553	68,681	569,210	25,902	5,129,763	94,583
Common stocks	336	22	8,755	1,024	9,091	1,046
Preferred stocks	—	—	22,034	3,639	22,034	3,639
Equity securities available for sale	336	22	30,789	4,663	31,125	4,685
Total	$4,560,889	$68,703	$599,999	$30,565	$5,160,888	$99,268

Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2017 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
State and municipal	1	$5,136	$3,725
Mortgage-backed securities	9	19,647	924
Corporate	4	19,990	741
Foreign government	11	51,901	681
Asset-backed securities	6	9,615	173
Total	31	$106,289	$6,244

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
Preferred Stocks – At March 31, 2017, there was one preferred stock in an unrealized loss position, with a fair value of $23.6 million and a gross unrealized loss of $2.1 million. Based upon management’s view of the underlying value of this security, the Company does not consider the security to be OTTI. For three months ended March 31, 2017 and 2016, there were no OTTI for preferred stocks.
Common Stocks – At March 31, 2017, there were three common stocks in an unrealized loss position, with an aggregate fair value of $27.7 million and a gross unrealized loss of $2.1 million. Based on management's view of the underlying securities, the Company does not consider these equity securities to be OTTI. There was no OTTI of common stocks for the three months ended March 31, 2017. For the three months ended March 31, 2016, OTTI for common stocks was $18.1 million.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$486,676	$—	$486,676	$—
State and municipal	4,461,086	—	4,461,086	—
Mortgage-backed securities	1,211,634	—	1,211,634	—
Asset-backed securities	2,028,169	—	2,027,990	179
Corporate	4,244,796	—	4,244,796	—
Foreign government	901,671	—	901,671	—
Total fixed maturity securities available for sale	13,334,032	—	13,333,853	179
Equity securities available for sale:
Common stocks	421,329	403,855	8,671	8,803
Preferred stocks	190,049	—	186,387	3,662
Total equity securities available for sale	611,378	403,855	195,058	12,465
Arbitrage trading account	753,278	256,752	496,465	61
Total	$14,698,688	$660,607	$14,025,376	$12,705
Liabilities:
Trading account securities sold but not yet purchased	$51,348	$51,348	$—	$—

December 31, 2016
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$513,802	$—	$513,802	$—
State and municipal	4,519,503	—	4,519,503	—
Mortgage-backed securities	1,189,645	—	1,189,645	—
Asset-backed securities	1,907,860	—	1,907,677	183
Corporate	4,068,527	—	4,068,527	—
Foreign government	902,805	—	902,805	—
Total fixed maturity securities available for sale	13,102,142	—	13,101,959	183
Equity securities available for sale:
Common stocks	445,858	429,647	7,457	8,754
Preferred stocks	223,342	—	219,680	3,662
Total equity securities available for sale	669,200	429,647	227,137	12,416
Arbitrage trading account	299,999	224,623	75,376	—
Total	$14,071,341	$654,270	$13,404,472	$12,599
Liabilities:
Trading account securities sold but not yet purchased	$51,179	$51,089	$90	$—
There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2017 or during the year ended December 31, 2016.

The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2017 and for the year ended December 31, 2016:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers	Ending Balance
								In / (Out)
Three Months Ended March 31, 2017:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$183	$1	$10	$—	$—	$(15)	$—	$—	$179
Corporate	—	—	—	—	—	—	—	—	—
Total	183	1	10	—	—	(15)	—	—	179
Equity securities available for sale:
Common stocks	8,754	—	49	—	—	—	—	—	8,803
Preferred stocks	3,662	—	—	—	—	—	—		3,662
Total	12,416	—	49	—	—	—	—	—	12,465
Arbitrage trading account	—	—	61	—	—	—	—	—	61
Total	$12,599	$1	$120	$—	$—	$(15)	$—	$—	$12,705

Year ended December 31, 2016:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$199	$3	$16	$—	$—	$—	$(35)	$—	$183
Corporate	154	177	—	—	—	(331)	—	—	—
Total	353	180	16	—	—	(331)	(35)	—	183
Equity securities available for sale:
Common stocks	7,829	—	160	—	765	—	—	—	8,754
Preferred stocks	3,624	38	—	—	—	—	—	—	3,662
Total	11,453	38	160	—	765	—	—	—	12,416
Arbitrage trading account	176	(176)	—	—	—	—	—		—
Total	$11,982	$42	$176	$—	$765	$(331)	$(35)	$—	$12,599
During the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers out of Level 3.

(17) Reserves for Losses and Loss Expenses

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2017	2016
Net reserves at beginning of year	$9,590,265	$9,244,872
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	958,684	916,649
Increase (decrease) in estimates for claims occurring in prior years (2) (3)	8,727	(5,601)
Loss reserve discount accretion	12,192	11,273
Total	979,603	922,321
Net payments for claims:
Current year	97,461	259,633
Prior year	773,571	555,884
Total	871,032	815,517
Foreign currency translation	23,204	20,760
Net reserves at end of period	9,722,040	9,372,436
Ceded reserve at end of period	1,502,284	1,415,906
Gross reserves at end of period	$11,224,324	$10,788,342
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $5,761,000 and $19,072,000 in 2017 and 2016, respectively.

(2)
The increase in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $4,841,000 and decreased by $23,559,000 in 2017 and 2016, respectively.

(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $2 million and $12 million as of March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, favorable prior year development (net of additional and return premiums) of $2.4 million included $26.2 million of favorable development for the Insurance segment, largely offset by $23.8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business, including excess workers' compensation. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends ( i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was almost entirely due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the UK. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the UK and was recently reduced by the UK Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to UK motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016.

During the three months ended March 31, 2016, favorable prior year development (net of additional and return premiums) of $12.3 million included $11.6 million for the Insurance segment and $0.7 million for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business from accident years 2010 through 2015, partially offset by adverse development for commercial auto liability from accident years 2011 through 2014. The favorable development for workers' compensation reflects favorable claim frequency trends (i.e., number of reported claims per unit of exposure), while the unfavorable development for commercial auto liability was driven by higher large loss activity than expected.

(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,422,979	$13,438,004	$13,190,668	$13,204,814
Equity securities available for sale	611,378	611,378	669,200	669,200
Arbitrage trading account	753,278	753,278	299,999	299,999
Loans receivable	103,650	105,153	106,798	108,299
Cash and cash equivalents	608,393	608,393	795,285	795,285
Trading account receivables from brokers and clearing organizations	29,131	29,131	484,593	484,593
Due from broker	3,749	3,749	—	—
Liabilities:
Due to broker	—	—	19,416	19,416
Trading account securities sold but not yet purchased	51,348	51,348	51,179	51,179
Subordinated debentures	727,777	750,104	727,630	687,504
Senior notes and other debt	1,759,494	1,927,392	1,760,595	1,914,727
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

(19) Reinsurance

The following is a summary of reinsurance financial information:

	For the Three Months
	Ended March 31,
(In thousands)	2017	2016
Written premiums:
Direct	$1,721,062	$1,709,129
Assumed	215,145	246,568
Ceded	(289,369)	(291,975)
Total net premiums written	$1,646,838	$1,663,722

Earned premiums:
Direct	$1,613,364	$1,568,067
Assumed	208,626	218,367
Ceded	(251,948)	(259,099)
Total net premiums earned	$1,570,042	$1,527,335

Ceded losses and loss expenses incurred	$35,192	$126,929
Ceded commissions earned	$56,550	$47,973
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of March 31, 2017 and December 31, 2016.

(20) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $11 million and $9 million for the three months ended March 31, 2017 and 2016, respectively. A summary of RSUs issued in the three months ended March 31, 2017 and 2016 follows:

($ in thousands)	Units	Fair Value
2017	1,853	$129
2016	5,580	$286

(21) Litigation and Contingent Liabilities
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

(22) Business Segments
The Company’s reportable segments include the following two business segments, plus a corporate segment:

•
Insurance - primarily commercial insurance business, including excess and surplus lines and admitted lines in the United States, United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, Asia and Australia; and

•	Reinsurance - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, the Asia-Pacific Region and South Africa.

Commencing with the first quarter of 2017, the Company reclassified two businesses from the Insurance segment to the Reinsurance segment. Reclassifications have been made to the Company's 2016 financial information to conform with this presentation.
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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total (1)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2017
Insurance	$1,413,170	$111,909	$18,287	$1,543,366	$199,994	$134,095
Reinsurance	156,872	24,778	—	181,650	4,594	3,099
Corporate, other and eliminations (2)	—	12,171	80,883	93,054	(72,639)	(47,773)
Net investment gains	—	—	52,348	52,348	52,348	34,026
Total	$1,570,042	$148,858	$151,518	$1,870,418	$184,297	$123,447
Three months ended March 31, 2016
Insurance	$1,366,605	$99,860	$26,793	$1,493,258	$199,651	$134,778
Reinsurance	160,730	23,770	—	184,500	28,061	19,609
Corporate, other and eliminations (2)	—	6,503	115,607	122,110	(60,379)	(39,649)
Net investment gains	—	—	7,343	7,343	7,343	4,773
Total	$1,527,335	$130,133	$149,743	$1,807,211	$174,676	$119,511
_________________
(1) Revenues for Insurance includes $184 million and $200 million for the three months ended March 31, 2017 and 2016, respectively, from foreign countries. Revenues for Reinsurance includes $49 million and $54 million for the three months ended March 31, 2017 and 2016, respectively, from foreign countries.
(2) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	March 31, 2017	December 31, 2016
Insurance	$18,932,563	$19,137,758
Reinsurance	2,750,876	2,524,338
Corporate, other and eliminations	1,863,975	1,687,980
Consolidated	$23,547,414	$23,350,076

Net premiums earned by major line of business are as follows:

	For the Three Months
	Ended March 31,
(In thousands)	2017	2016
Insurance:
Other liability	$451,830	$413,528
Workers’ compensation	361,136	343,581
Short-tail lines (1)	309,234	327,076
Commercial automobile	158,126	156,817
Professional liability	132,844	125,603
Total Insurance	1,413,170	1,366,605

Reinsurance:
Casualty	94,739	104,305
Property	62,133	56,425
Total Reinsurance	156,872	160,730

Total	$1,570,042	$1,527,335
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.

SAFE HARBOR STATEMENT

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2017 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's expected withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015; the ability of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results for the year 2017 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
Commencing with the first quarter of 2017, the Company reclassified two businesses from the Insurance segment to the Reinsurance segment. Reclassifications have been made to the Company's 2016 financial information to conform with this presentation.
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
Our net reserves for losses and loss expenses of approximately $9.7 billion as of March 31, 2017 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.7 billion, or 17%, of the Company’s net loss reserves as of March 31, 2017 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2017	December 31, 2016
Insurance	$8,028,555	$7,913,074
Reinsurance	1,693,485	1,677,191
Net reserves for losses and loss expenses	9,722,040	9,590,265
Ceded reserves for losses and loss expenses	1,502,284	1,606,930
Gross reserves for losses and loss expenses	$11,224,324	$11,197,195
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2017
Other liability	$1,159,857	$2,106,241	$3,266,098
Workers’ compensation (1)	1,471,650	1,246,543	2,718,193
Professional liability	284,185	554,475	838,660
Commercial automobile	342,220	257,910	600,130
Short-tail lines (2)	320,151	285,323	605,474
Total Insurance	3,578,063	4,450,492	8,028,555
Reinsurance (1)	846,575	846,910	1,693,485
Total	$4,424,638	$5,297,402	$9,722,040

December 31, 2016
Other liability	$1,159,082	$2,061,966	$3,221,048
Workers’ compensation (1)	1,453,318	1,228,774	2,682,092
Professional liability	264,188	542,539	806,727
Commercial automobile	344,143	252,978	597,121
Short-tail lines (2)	322,872	283,214	606,086
Total Insurance	3,543,603	4,369,471	7,913,074
Reinsurance (1)	823,516	853,675	1,677,191
Total	$4,367,119	$5,223,146	$9,590,265
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $629 million and $640 million as of March 31, 2017 and December 31, 2016, respectively.
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

Net prior year development (i.e. the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Net (increase) decrease in prior year loss reserves	$(8,727)	$5,601
Increase in prior year earned premiums	11,173	6,687
Net favorable prior year development	$2,446	$12,288

During the three months ended March 31, 2017, favorable prior year development (net of additional and return premiums) of $2.4 million included $26.2 million of favorable development for the Insurance segment, largely offset by $23.8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business, including excess workers' compensation. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends ( i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was almost entirely due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the UK. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the UK and was recently reduced by the UK Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to UK motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016.

During the three months ended March 31, 2016, favorable prior year development (net of additional and return premiums) of $12.3 million included $11.6 million for the Insurance segment and $0.7 million for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business from accident years 2010 through 2015, partially offset by adverse development for commercial auto liability from accident years 2011 through 2014. The favorable development for workers' compensation reflects favorable claim frequency trends (i.e., number of reported claims per unit of exposure), while the unfavorable development for commercial auto liability was driven by higher large loss activity than expected.

Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,862 million and $1,907 million at March 31, 2017 and December 31, 2016, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $629 million and $640 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.9%.

             Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2017) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

        The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2017), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

         Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $71 million at March 31, 2017 and $68 million at December 31, 2016. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
The Company classifies its fixed maturity securities and preferred stocks by credit rating, primarily based on ratings assigned by credit rating agencies. For purposes of classifying securities with different ratings, the Company uses the average of the credit ratings assigned, unless in limited situations the Company’s own analysis indicates an internal rating is more appropriate. Securities that are not rated by a rating agency are evaluated and classified by the Company on a case-by-case basis.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of March 31, 2017:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	633	$4,493,463	$65,385
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	1	5,136	3,725
Twelve months and longer	3	368	182
Total	637	$4,498,967	$69,292
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2017 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
State and municipal	1	$5,136	$3,725
Mortgage-backed securities	9	19,647	924
Corporate	4	19,990	741
Foreign government	11	51,901	681
Asset-backed securities	6	9,615	173
Total	31	$106,289	$6,244

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
Preferred Stocks – At March 31, 2017, there was one preferred stock in an unrealized loss position, with a fair value of $23.6 million and a gross unrealized loss of $2.1 million. Based on management's view of the underlying value of the security, the Company does not consider the security to be OTTI. There were no OTTI of preferred stocks for the three months ended March 31, 2017 and 2016.
Common Stocks – At March 31, 2017, there were three common stocks in an unrealized loss position, with an aggregate fair value of $27.7 million and a gross unrealized loss of $2.2 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI. There was no OTTI of common stocks for the three months ended March 31, 2017. For the three months ended March 31, 2016, OTTI for common stocks was $18.1 million.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million at both March 31, 2017 and December 31, 2016.
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

The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2017:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,159,581	98.7%
Syndicate manager	45,931	0.3
Directly by the Company based on:
Observable data	128,341	1.0
Cash flow model	179	—
Total	$13,334,032	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2017, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2017 and 2016. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2017	2016
Insurance:
Gross premiums written	$1,769,405	$1,752,033
Net premiums written	1,494,135	1,479,207
Net premiums earned	1,413,170	1,366,605
Loss ratio	60.9%	60.5%
Expense ratio	32.9%	32.5%
GAAP combined ratio	93.8%	93.0%
Reinsurance:
Gross premiums written	$166,802	$203,664
Net premiums written	152,703	184,515
Net premiums earned	156,872	160,730
Loss ratio	75.9%	59.2%
Expense ratio	37.0%	38.4%
GAAP combined ratio	112.9%	97.6%
Consolidated:
Gross premiums written	$1,936,207	$1,955,697
Net premiums written	1,646,838	1,663,722
Net premiums earned	1,570,042	1,527,335
Loss ratio	62.4%	60.4%
Expense ratio	33.3%	33.1%
GAAP combined ratio	95.7%	93.5%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2017 and 2016:

(In thousands, except per share data)	2017	2016
Net income to common stockholders	$123,447	$119,511
Weighted average diluted shares	128,453	128,529
Net income per diluted share	$0.96	$0.93
The Company reported net income of $123 million in 2017 compared to $120 million in 2016. The 3% increase in net income was primarily due to an increase in after-tax net investment gains of $29 million and an increase in after-tax net investment income of $12 million, partially offset by an after-tax decrease in underwriting income of $21 million (mainly due to the change in the Ogden discount rate used for lump-sum bodily injury payments in the U.K.), and an after-tax increase in other expenses of $11 million (which includes interest expense, foreign exchange losses and other corporate expenses). The number of weighted average diluted shares remained relatively unchanged for the three months ended March 31, 2017 and 2016.
Premiums. Gross premiums written were $1,936 million in 2017, a decrease of 1% from $1,956 million in 2016. The decrease was largely due to a decrease in the Reinsurance segment of 18%. Approximately 75.9% of policies expiring in 2017 were renewed, compared with a 77.8% renewal retention rate for policies expiring in 2016.
    Average renewal premium rates for insurance and facultative reinsurance increased 1.7% in 2017 when adjusted for change in exposures.

A summary of gross premiums written in 2017 compared with 2016 by line of business within each business segment follows:

•
Insurance - gross premiums increased 1% to $1,769 million in 2017 from $1,752 million in 2016. Gross premiums increased $16 million (9%) for professional liability, $8 million (5%) for commercial auto and $3 million (1%) for other liability, and decreased $7 million (2%) for short-tail lines and $3 million (less than 1%) for workers' compensation.

•	Reinsurance - gross premiums decreased 18% to $167 million in 2017 from $204 million in 2016. Gross premiums decreased $29 million (31%) for property lines and $8 million (7%) for casualty lines.
Net premiums written were $1,647 million in 2017, a decrease of 1% from $1,664 million in 2016. Ceded reinsurance premiums as a percentage of gross written premiums were 15% in 2017 and 2016.
Premiums earned increased 3% to $1,570 million in 2017 from $1,527 million in 2016. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2017 are related to business written during both 2017 and 2016. Audit premiums were $40 million in 2017 compared with $41 million in 2016.
Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2017 and 2016:

	Amount		Average Annualized Yield
($ In thousands)	2017	2016	2017	2016
Fixed maturity securities, including cash and cash equivalents and loans receivable	$112,346	$108,835	3.2%	3.2%
Investment funds	26,649	16,636	8.5	5.5
Arbitrage trading account	6,360	3,190	5.4	3.7
Real estate	4,566	2,717	1.5	1.1
Equity securities available for sale	639	868	1.2	2.2
Gross investment income	150,560	132,246	3.5	3.3
Investment expenses	(1,702)	(2,113)
Total	$148,858	$130,133	3.5%	3.2%
Net investment income increased 14% to $149 million in 2017 from $130 million in 2016 due primarily to a $4 million increase in income from fixed maturity securities, a $10 million increase in investment funds, a $3 million increase in arbitrage trading account and an increase in income from real estate of $2 million. The increase in investment income from investment funds (reported on a one-quarter lag) was primarily due to improvement in the performance for energy and energy related funds, partially offset by a decrease in real estate funds. Average invested assets, at cost (including cash and cash equivalents), were $17.3 billion in 2017 and $16.2 billion in 2016.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees decreased to $33 million in 2017 from $40 million in 2016.
Net Realized Gains on Investment Sales. The Company buys and sells securities on a regular basis in order to maximize its total return on investments. Decisions to sell securities are based on management’s view of the underlying fundamentals of specific securities as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $52 million in 2017 compared with $25 million in 2016.
Other-Than-Temporary Impairments. There were no other-than-temporary impairments in 2017. Other-than-temporary impairments of $18 million in 2016 related to common stocks.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from a business engaged in the distribution of promotional merchandise and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $65 million in 2017 and $102 million in 2016. The decrease was primarily related to the sale of Aero Precision Industries in August 2016.
Losses and Loss Expenses. Losses and loss expenses increased to $980 million in 2017 from $922 million in 2016. The consolidated loss ratio was 62.4% in 2017 and 60.4% in 2016. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $15 million in 2017 and $16 million in 2016. Favorable prior year reserve development (net of premium offsets) was $2 million in 2017 and $12 million in 2016. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.5 points to 61.7% in 2017 from 60.2% in 2016.
A summary of loss ratios in 2017 compared with 2016 by business segment follows:

•
Insurance - The loss ratio was 60.9% in 2017 and 60.5% in 2016. Catastrophe losses were $14 million in 2017 compared with $15 million in 2016. Favorable prior year reserve development was $26 million in 2017 and $12 million in 2016. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.6 points to 61.8% in 2017 from 60.2% in 2016.

•
Reinsurance - The loss ratio of 75.9% in 2017 was 16.7 points higher than the loss ratio of 59.2% in 2016. Catastrophe losses were $0.2 million in 2017 compared with $0.5 million in 2016. Adverse prior year reserve development was $24 million in 2017 (primarily related to the change in the Ogden discount rate) compared with favorable prior year reserve development of $0.7 million in 2016. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.4 points to 60.7% in 2017 from 59.3% in 2016.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2017	2016
Policy acquisition and operating insurance expenses	$523,409	$505,255
Service expenses	29,933	33,798
Net foreign currency losses	5,508	3,728
Other costs and expenses	44,850	39,678
Total	$603,700	$582,459

Policy acquisition and operating insurance expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and operating insurance expenses increased 4% compared with an increase in net premiums earned of 3%. The expense ratio (policy acquisition and operating insurance expenses expressed as a percentage of premiums earned) was 33.3% and 33.1% in 2017 and 2016, respectively.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $30 million in 2017 from $34 million in 2016.
Net foreign currency losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $6 million in 2017 compared to $4 million in 2016.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $45 million in 2017 from $40 million in 2016 primarily because of startup costs for new business ventures.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with a business engaged in the distribution of promotional merchandise and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $66 million in 2017 compared to $96 million in 2016. The decline mainly relates to the sale of Aero Precision Industries in August 2016, partially offset by acquisition costs incurred by the Company in March 2017 related to the purchase of a company engaged in providing textile solutions world-wide.
Interest Expense. Interest expense was $37 million in 2017 compared with $32 million in 2016. During 2017, the Company repaid $2 million of debt, compared to $87 million in 2016, mainly in connection with the sale of Aero Precision Industries. In February 2016, the Company issued $110 million of 5.9% subordinated debentures maturing in 2056, and in May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056.

Income Taxes. The effective income tax rate was 32% in 2017 and 31% in 2016. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $38 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $4 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Investments
As part of its investment strategy,the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations. Due to the historically low fixed maturity investment returns, the Company invests in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 3.0 years at March 31, 2017, down from 3.1 years at December 31, 2016. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2017 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$486,676	2.7%
State and municipal:
Special revenue	2,836,614	15.8
State general obligation	554,643	3.1
Local general obligation	393,876	2.2
Corporate backed	379,315	2.1
Pre-refunded (1)	370,269	2.1
Total state and municipal	4,534,717	25.2
Mortgage-backed securities:
Agency	831,772	4.6
Residential-Prime	221,507	1.2
Commercial	142,804	0.8
Residential-Alt A	30,867	0.2
Total mortgage-backed securities	1,226,950	6.8
Asset-backed securities	2,028,169	11.3
Corporate:
Industrial	2,456,960	13.7
Financial	1,484,257	8.3
Utilities	247,330	1.4
Other	56,249	0.3
Total corporate	4,244,796	23.7
Foreign government and foreign government agencies	901,671	5.0
Total fixed maturity securities	13,422,979	74.7
Equity securities available for sale:
Common stocks	421,329	2.3
Preferred stocks	190,049	1.1
Total equity securities available for sale	611,378	3.4
Cash and cash equivalents	608,393	3.4
Investment funds	1,238,558	6.9
Real estate	1,237,738	6.9
Arbitrage trading account	753,278	4.2
Loans receivable	103,650	0.5
Total investments	$17,975,974	100.0%
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
At March 31, 2017, investments in foreign government fixed maturity securities (which are generally held by the Company's foreign operations) were as follows:

(In thousands)	Carrying Value
Argentina	$263,374
Australia	217,042
Canada	163,023
United Kingdom	84,438
Brazil	50,378
Germany	46,187
Supranational (1)	37,081
Norway	19,735
Colombia	7,873
Uruguay	6,340
Singapore	6,200
Total	$901,671
________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction and Development.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At March 31, 2017, the carrying value of investment funds was $1,239 million, including investments in real estate funds of $655 million, energy funds of $96 million, hedge equity funds of $75 million, and other funds of $413 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2017, real estate properties in operation included a long-term ground lease in Washington D.C, a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are two properties under development: an office building in London and a mixed-use project in Washington D.C. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $104 million and an aggregate fair value of $105 million at March 31, 2017. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of March 31, 2017. Loans receivable include real estate loans of $89 million that are secured by commercial real estate located primarily in North Carolina and New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $15 million that are secured by business assets and have fixed interest rates with varying maturities generally not exceeding 10 years.

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.0 years at March 31, 2017, down from 3.1 years at December 31, 2016.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
            Cash Flow. Cash flow provided from operating activities decreased to $75 million in the first three months of 2017 from $141 million in the comparable period in 2016, primarily due to the timing of loss and loss expense payments and premium collections.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 78% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2017. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At March 31, 2017, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,487 million and a face amount of $2,522 million. The maturities of the outstanding debt are $442 million in 2019, $303 million in 2020, $427 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053 and $400 million in 2056.

In February 2016, the Company issued $110 million aggregate principal amount of its 5.9% subordinated debentures due 2056, and in May 2016, the Company issued $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. During 2017, the Company repaid $2 million of debt. During 2016, the Company repaid $87 million of debt on various issuances, mainly in connection with the sale of Aero Precision Industries.
Equity. At March 31, 2017, total common stockholders’ equity was $5.2 billion, common shares outstanding were approximately 121,218,479 and stockholders’ equity per outstanding share was $42.73. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $7.7 billion at March 31, 2017. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 32% at March 31, 2017 and 33% at December 31, 2016.

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
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 21 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares during the three months ended March 31, 2017, and accordingly the number of shares authorized for purchase by the Company remains 6,851,086.

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

W. R. BERKLEY CORPORATION
Date:	May 5, 2017	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 5, 2017	/s/ Richard M. Baio
Richard M. Baio
Senior Vice President - Chief Financial Officer and Treasurer