Form 10-Q
period 2017-06-30
BERKLEY W R CORP
filed 2017-08-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of August 1, 2017: 121,277,042

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$13,514,085	$13,190,668
Investment funds	1,190,963	1,198,146
Real estate	1,317,089	1,184,981
Arbitrage trading account	634,016	299,999
Equity securities available for sale	612,807	669,200
Loans receivable	96,064	106,798
Total investments	17,365,024	16,649,792
Cash and cash equivalents	788,354	795,285
Premiums and fees receivable	1,867,048	1,701,854
Due from reinsurers	1,646,587	1,743,980
Deferred policy acquisition costs	539,961	537,890
Prepaid reinsurance premiums	482,258	413,140
Trading account receivables from brokers and clearing organizations	164,696	484,593
Property, furniture and equipment	424,984	349,432
Goodwill	144,913	144,513
Accrued investment income	136,663	127,047
Other assets	433,003	402,550
Total assets	$23,993,491	$23,350,076

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,324,267	$11,197,195
Unearned premiums	3,425,534	3,283,300
Due to reinsurers	221,633	213,128
Trading account securities sold but not yet purchased	62,860	51,179
Federal and foreign income taxes	94,887	119,597
Other liabilities	1,051,322	916,318
Senior notes and other debt	1,759,115	1,760,595
Subordinated debentures	727,924	727,630
Total liabilities	18,667,542	18,268,942
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 121,271,028 and 121,193,599 shares, respectively	47,024	47,024
Additional paid-in capital	1,057,939	1,037,446
Retained earnings	6,735,066	6,595,987
Accumulated other comprehensive income	133,302	55,568
Treasury stock, at cost, 113,846,890 and 113,924,319 shares, respectively	(2,686,813)	(2,688,817)
Total stockholders’ equity	5,286,518	5,047,208
Noncontrolling interests	39,431	33,926
Total equity	5,325,949	5,081,134
Total liabilities and equity	$23,993,491	$23,350,076

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
REVENUES:
Net premiums written	$1,564,251	$1,642,569	$3,211,089	$3,306,291
Change in net unearned premiums	4,452	(82,776)	(72,345)	(219,163)
Net premiums earned	1,568,703	1,559,793	3,138,744	3,087,128
Net investment income	135,264	129,049	284,123	259,182
Net realized investment gains	40,453	6,315	92,801	31,772
Other-than-temporary impairments	—	—	—	(18,114)
Revenues from non-insurance businesses	69,857	123,764	135,247	225,544
Insurance service fees	33,584	36,939	66,864	77,301
Other income	188	54	688	312
Total revenues	1,848,049	1,855,914	3,718,467	3,663,125
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	964,698	964,162	1,944,302	1,886,483
Other operating costs and expenses	616,632	581,955	1,220,332	1,164,414
Expenses from non-insurance businesses	68,959	116,731	134,978	212,262
Interest expense	36,799	34,752	73,597	66,976
Total operating costs and expenses	1,687,088	1,697,600	3,373,209	3,330,135
Income before income taxes	160,961	158,314	345,258	332,990
Income tax expense	(51,388)	(49,408)	(111,011)	(103,837)
Net income before noncontrolling interests	109,573	108,906	234,247	229,153
Noncontrolling interests	(569)	61	(1,796)	(676)
Net income to common stockholders	$109,004	$108,967	$232,451	$228,477

NET INCOME PER SHARE:
Basic	$0.87	$0.89	$1.88	$1.86
Diluted	$0.85	$0.85	$1.81	$1.78

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net income before noncontrolling interests	$109,573	$108,906	$234,247	$229,153
Other comprehensive income:
Change in unrealized currency translation adjustments	20,247	(55,870)	42,982	(57,917)
Change in unrealized investment gains, net of taxes	43,597	105,033	34,766	181,888
Other comprehensive income	63,844	49,163	77,748	123,971
Comprehensive income	173,417	158,069	311,995	353,124
Noncontrolling interests	(602)	56	(1,810)	(667)
Comprehensive income to common stockholders	$172,815	$158,125	$310,185	$352,457

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Six Months
	Ended June 30,
	2017	2016
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,037,446	$1,005,455
Restricted stock units issued including tax benefit	(1,356)	(191)
Restricted stock units expensed	20,788	16,350
Stock issued	1,061	—
End of period	$1,057,939	$1,021,614
RETAINED EARNINGS:
Beginning of period	$6,595,987	$6,178,070
Net income to common stockholders	232,451	228,477
Dividends	(93,372)	(30,654)
End of period	$6,735,066	$6,375,893
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized investment gains:
Beginning of period	$427,154	$180,695
Unrealized gains on securities not other-than-temporarily impaired	33,908	180,714
Unrealized gains on other-than-temporarily impaired securities	844	1,183
End of period	461,906	362,592
Currency translation adjustments:
Beginning of period	(371,586)	(247,393)
Net change in period	42,982	(57,917)
End of period	(328,604)	(305,310)
Total accumulated other comprehensive income	$133,302	$57,282
TREASURY STOCK:
Beginning of period	$(2,688,817)	$(2,563,605)
Stock exercised/vested	1,276	1,717
Stock repurchased	—	(37,424)
Stock incentive plans expensed	728	—
End of period	$(2,686,813)	$(2,599,312)
NONCONTROLLING INTERESTS:
Beginning of period	$33,926	$32,962
Contributions	3,695	2,923
Net income	1,796	676
Other comprehensive income (loss), net of tax	14	(9)
End of period	$39,431	$36,552
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months
	Ended June 30,
	2017	2016
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$232,451	$228,477
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(92,801)	(13,658)
Depreciation and amortization	44,679	46,873
Noncontrolling interests	1,796	676
Investment funds	(35,544)	(35,092)
Stock incentive plans	22,508	17,876
Change in:
Arbitrage trading account	(2,440)	(2,303)
Premiums and fees receivable	(159,827)	(174,811)
Reinsurance accounts	34,985	(100,545)
Deferred policy acquisition costs	(2,236)	(50,578)
Income taxes	(42,626)	8,269
Reserves for losses and loss expenses	101,781	239,621
Unearned premiums	140,399	276,815
Other	(18,267)	(109,302)
Net cash from operating activities	224,858	332,318
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	2,069,718	716,674
Proceeds from sale of equity securities	89,340	14,558
Distributions from investment funds	49,594	7,632
Proceeds from maturities and prepayments of fixed maturity securities	888,423	1,191,548
Purchase of fixed maturity securities	(3,164,892)	(2,238,683)
Purchase of equity securities	(787)	(126,414)
Real estate purchased	(109,846)	(114,434)
Change in loans receivable	10,734	130,267
Net additions to property, furniture and equipment	(89,715)	(21,224)
Change in balances due to security brokers	104,463	51,918
Payment for business purchased net of cash aquired	(71,346)	(41,213)
Net cash used in investing activities	(224,314)	(429,371)
CASH (USED IN) FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(1,475)	(38,427)
Net proceeds from issuance of debt	—	388,901
Cash dividends to common stockholders	(15,758)	(30,655)
Purchase of common treasury shares	—	(37,424)
Other, net	(1,260)	(926)
Net cash (used in) from financing activities	(18,493)	281,469
Net impact on cash due to change in foreign exchange rates	11,018	663
Net change in cash and cash equivalents	(6,931)	185,079
Cash and cash equivalents at beginning of year	795,285	763,631
Cash and cash equivalents at end of period	$788,354	$948,710
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

(2) Per Share Data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 4,087,731 common shares held in a grantor trust established in March 2017). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units (RSUs). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2017	2016	2017	2016
Basic	125,334	122,616	123,623	122,698
Diluted	128,601	128,575	128,546	128,562

(3) Recent Accounting Pronouncements

Recently adopted accounting pronouncements:

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

(5) Consolidated Statement of Comprehensive Income

The following table presents the components of the changes in accumulated other comprehensive income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income
As of and for the six months ended June 30, 2017:
Changes in AOCI
Beginning of period	$427,154		$(371,586)	$55,568
Other comprehensive income before reclassifications	89,309		42,982	132,291
Amounts reclassified from AOCI	(54,543)		—	(54,543)
Other comprehensive income	34,766		42,982	77,748
Unrealized investment gain related to non-controlling interest	(14)		—	(14)
End of period	$461,906		$(328,604)	$133,302
Amounts reclassified from AOCI
Pre-tax	$(83,912)	(1)	$—	$(83,912)
Tax effect	29,369	(2)	—	29,369
After-tax amounts reclassified	$(54,543)		$—	$(54,543)
Other comprehensive income
Pre-tax	$58,711		$42,982	$101,693
Tax effect	(23,945)		—	(23,945)
Other comprehensive income	$34,766		$42,982	$77,748

As of and for the three months ended June 30, 2017:
Changes in AOCI
Beginning of period	$418,342		$(348,851)	$69,491
Other comprehensive income before reclassifications	69,315		20,247	89,562
Amounts reclassified from AOCI	(25,718)		—	(25,718)
Other comprehensive income	43,597		20,247	63,844
Unrealized investment gain related to non-controlling interest	(33)		—	(33)
End of period	$461,906		$(328,604)	$133,302
Amounts reclassified from AOCI
Pre-tax	$(39,566)	(1)	$—	$(39,566)
Tax effect	13,848	(2)	—	13,848
After-tax amounts reclassified	$(25,718)		$—	$(25,718)
Other comprehensive income
Pre-tax	$68,282		$20,247	$88,529
Tax effect	(24,685)		—	(24,685)
Other comprehensive income	$43,597		$20,247	$63,844

_________________________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income
As of and for the six months ended June 30, 2016:
Changes in AOCI
Beginning of period	$180,695		$(247,393)	$(66,698)
Other comprehensive income before reclassifications	191,791		(57,917)	133,874
Amounts reclassified from AOCI	(9,903)		—	(9,903)
Other comprehensive income	181,888		(57,917)	123,971
Unrealized investment losses related to non-controlling interest	9		—	9
End of period	$362,592		$(305,310)	$57,282
Amounts reclassified from AOCI
Pre-tax	$(15,235)	(1)	$—	$(15,235)
Tax effect	5,332	(2)	—	5,332
After-tax amounts reclassified	$(9,903)		$—	$(9,903)
Other comprehensive income
Pre-tax	$270,995		$(57,917)	$213,078
Tax effect	(89,107)		—	(89,107)
Other comprehensive income	$181,888		$(57,917)	$123,971

As of and for the three months ended June 30, 2016:
Changes in AOCI
Beginning of period	$257,564		$(249,440)	$8,124
Other comprehensive income before reclassifications	113,549		(55,870)	57,679
Amounts reclassified from AOCI	(8,516)		—	(8,516)
Other comprehensive income	105,033		(55,870)	49,163
Unrealized investment gain related to non-controlling interest	(5)		—	(5)
End of period	$362,592		$(305,310)	$57,282
Amounts reclassified from AOCI
Pre-tax	$(13,101)	(1)	$—	$(13,101)
Tax effect	4,585	(2)	—	4,585
After-tax amounts reclassified	$(8,516)		$—	$(8,516)
Other comprehensive income
Pre-tax	$156,605		$(55,870)	$100,735
Tax effect	(51,572)		—	(51,572)
Other comprehensive income	$105,033		$(55,870)	$49,163

_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $72,528,000 and $64,109,000 and income taxes paid were $145,123,000 and $86,695,000 in the six months ended June 30, 2017 and 2016, respectively.

(7) Investments in Fixed Maturity Securities
At June 30, 2017 and December 31, 2016, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2017
Held to maturity:
State and municipal	$64,931	$14,943	$—	$79,874	$64,931
Residential mortgage-backed	14,754	1,578	—	16,332	14,754
Total held to maturity	79,685	16,521	—	96,206	79,685
Available for sale:
U.S. government and government agency	432,145	13,941	(2,135)	443,951	443,951
State and municipal:
Special revenue	2,770,582	80,887	(9,471)	2,841,998	2,841,998
State general obligation	471,980	21,596	(1,359)	492,217	492,217
Pre-refunded	312,535	21,825	(216)	334,144	334,144
Corporate backed	384,609	10,609	(916)	394,302	394,302
Local general obligation	354,110	26,507	(467)	380,150	380,150
Total state and municipal	4,293,816	161,424	(12,429)	4,442,811	4,442,811
Mortgage-backed securities:
Residential (1)	997,886	13,968	(9,608)	1,002,246	1,002,246
Commercial	190,352	566	(1,257)	189,661	189,661
Total mortgage-backed securities	1,188,238	14,534	(10,865)	1,191,907	1,191,907
Asset-backed	2,196,114	6,529	(10,613)	2,192,030	2,192,030
Corporate:
Industrial	2,394,374	73,884	(2,717)	2,465,541	2,465,541
Financial	1,444,201	49,524	(4,929)	1,488,796	1,488,796
Utilities	255,777	12,725	(576)	267,926	267,926
Other	48,875	282	(18)	49,139	49,139
Total corporate	4,143,227	136,415	(8,240)	4,271,402	4,271,402
Foreign	854,298	38,773	(772)	892,299	892,299
Total available for sale	13,107,838	371,616	(45,054)	13,434,400	13,434,400
Total investments in fixed maturity securities	$13,187,523	$388,137	$(45,054)	$13,530,606	$13,514,085

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2016
Held to maturity:
State and municipal	$72,582	$12,453	$—	$85,035	$72,582
Residential mortgage-backed	15,944	1,693	—	17,637	15,944
Total held to maturity	88,526	14,146	—	102,672	88,526
Available for sale:
U.S. government and government agency	496,187	20,208	(2,593)	513,802	513,802
State and municipal:
Special revenue	2,791,211	58,559	(26,315)	2,823,455	2,823,455
State general obligation	524,682	16,964	(5,139)	536,507	536,507
Pre-refunded	356,535	19,181	(165)	375,551	375,551
Corporate backed	410,933	6,172	(6,452)	410,653	410,653
Local general obligation	360,022	15,682	(2,367)	373,337	373,337
Total state and municipal	4,443,383	116,558	(40,438)	4,519,503	4,519,503
Mortgage-backed securities:
Residential (1)	1,034,301	15,431	(12,950)	1,036,782	1,036,782
Commercial	155,540	304	(2,981)	152,863	152,863
Total mortgage-backed securities	1,189,841	15,735	(15,931)	1,189,645	1,189,645
Asset-backed	1,913,830	5,971	(11,941)	1,907,860	1,907,860
Corporate:
Industrial	2,315,567	71,007	(7,174)	2,379,400	2,379,400
Financial	1,369,001	39,543	(11,270)	1,397,274	1,397,274
Utilities	229,154	10,801	(2,411)	237,544	237,544
Other	54,073	299	(63)	54,309	54,309
Total corporate	3,967,795	121,650	(20,918)	4,068,527	4,068,527
Foreign	858,773	46,794	(2,762)	902,805	902,805
Total available for sale	12,869,809	326,916	(94,583)	13,102,142	13,102,142
Total investments in fixed maturity securities	$12,958,335	$341,062	$(94,583)	$13,204,814	$13,190,668
____________

(1)
Gross unrealized gains and (losses) for residential mortgage-backed securities include $25,220 and $(818,691) as of June 30, 2017 and December 31, 2016, respectively, related to securities with the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$803,520	$819,242
Due after one year through five years	5,237,765	5,368,120
Due after five years through ten years	3,169,976	3,311,894
Due after ten years	2,773,270	2,823,111
Mortgage-backed securities	1,202,992	1,208,239
Total	$13,187,523	$13,530,606
At June 30, 2017 and December 31, 2016, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(8) Investments in Equity Securities Available for Sale
At June 30, 2017 and December 31, 2016, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2017
Common stocks	$87,185	$366,106	$(5,691)	$447,600	$447,600
Preferred stocks	119,083	47,208	(1,084)	165,207	165,207
Total	$206,268	$413,314	$(6,775)	$612,807	$612,807
December 31, 2016
Common stocks	$94,998	$351,906	$(1,046)	$445,858	$445,858
Preferred stocks	125,589	101,392	(3,639)	223,342	223,342
Total	$220,587	$453,298	$(4,685)	$669,200	$669,200

(9) Arbitrage Trading Account
At June 30, 2017 and December 31, 2016, the fair and carrying values of the arbitrage trading account were $634 million and $300 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of June 30, 2017, the fair value of long option contracts outstanding was $1 million (notional amount of $32 million) and the fair value of short option contracts outstanding was $1 million (notional amount of $73 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2017	2016	2017	2016
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$116,796	$108,342	$229,142	$217,177
Investment funds	8,895	18,456	35,544	35,092
Arbitrage trading account	5,457	3,252	11,817	6,442
Real estate	5,286	1,250	9,852	3,967
Equity securities available for sale	602	1,280	1,241	2,148
Gross investment income	137,036	132,580	287,596	264,826
Investment expense	(1,772)	(3,531)	(3,473)	(5,644)
Net investment income	$135,264	$129,049	$284,123	$259,182

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

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments which were $354 million as of June 30, 2017.
Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Real estate	$611,598	$641,783	$19,518	$22,414
Energy	86,690	91,448	(8,639)	1,153
Hedge equity	72,685	73,913	(1,228)	(2,030)
Other funds	419,990	391,002	25,893	13,555
Total	$1,190,963	$1,198,146	$35,544	$35,092

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2017	2016
Properties in operation	$447,721	$457,237
Properties under development	869,368	727,744
Total	$1,317,089	$1,184,981

In 2017, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $18,600,000 and $14,996,000 as of June 30, 2017 and December 31, 2016, respectively. Related depreciation expense was $3,604,000 and $3,279,000 for the six months ended June 30, 2017 and 2016 respectively. Future minimum rental income expected on operating leases relating to properties in operation is $9,248,244 in 2017, $27,797,511 in 2018, $29,246,483 in 2019, $28,527,541 in 2020, $29,145,221 in 2021, $28,784,655 in 2022 and $466,275,306 thereafter.

Properties under development include an office building in London and a mixed-use project in Washington, D.C.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	June 30, 2017	December 31, 2016
Amortized cost (net of valuation allowance):
Real estate loans	$82,938	$92,415
Commercial loans	13,126	14,383
Total	$96,064	$106,798

Fair value:
Real estate loans	$82,938	$92,415
Commercial loans	14,628	15,884
Total	$97,566	$108,299

Valuation allowance:
Specific	$1,200	$1,200
General	2,183	2,197
Total	$3,383	$3,397

	For the Three Months Ended June 30,

	2017	2016
Increase in valuation allowance	$—	$93

	For the Six Months Ended June 30,

	2017	2016
Increase (decrease) in valuation allowance	$(14)	$661
Loans receivable in non-accrual status were $4.5 million and $5.4 million as of June 30, 2017 and December 31, 2016, respectively.
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
The real estate loans are secured by commercial real estate primarily located in New York. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans primarily earn interest on a fixed basis and have varying maturities generally not exceeding 10 years.
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at June 30, 2017, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Realized investment gains (losses):
Fixed maturity securities:
Gains	$7,427	$10,110	$13,032	$33,174
Losses	—	(1,480)	(3,965)	(4,420)
Equity securities available for sale	32,139	4,471	74,846	4,596
Investment funds	(112)	(4,793)	1,155	(5,253)
Real estate	(364)	(464)	2,936	4,560
Other	1,363	(1,529)	4,797	(885)
Net realized gains on investments sales	40,453	6,315	92,801	31,772
Other-than-temporary impairments (1)	—	—	—	(18,114)
Net investment gains	40,453	6,315	92,801	13,658
Income tax expense	(14,159)	(2,210)	(32,480)	(4,780)
After-tax net realized investment gains	$26,294	$4,105	$60,321	$8,878

Change in unrealized investment gains (losses) of available for sale securities:
Fixed maturity securities	$56,857	$122,893	$94,841	$215,321
Previously impaired fixed maturity securities	743	1,874	844	1,819
Equity securities available for sale	6,176	27,814	(42,686)	40,950
Investment funds	4,506	4,004	5,712	12,885
Total change in unrealized investment gains	68,282	156,585	58,711	270,975
Income tax expense	(24,713)	(51,552)	(23,973)	(89,087)
Noncontrolling interests	(5)	(5)	14	9
After-tax change in unrealized investment gains of available for sale securities	$43,564	$105,028	$34,752	$181,897
______________________
(1) There were no other than temporary impairments (OTTI) for the three and six months ended June 30, 2017, or for the three months ended June 30, 2016. OTTI for the six months ended June 30, 2016 of $18.1 million were related to common stock.

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at June 30, 2017 and December 31, 2016 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2017
U.S. government and government agency	$115,584	$935	$30,925	$1,200	$146,509	$2,135
State and municipal	860,362	10,961	112,597	1,468	972,959	12,429
Mortgage-backed securities	585,106	6,827	128,391	4,038	713,497	10,865
Asset-backed securities	1,424,602	6,921	75,179	3,692	1,499,781	10,613
Corporate	612,215	4,599	41,688	3,641	653,903	8,240
Foreign government	115,875	742	1,973	30	117,848	772
Fixed maturity securities	3,713,744	30,985	390,753	14,069	4,104,497	45,054
Common stocks	24,004	4,953	9,040	738	33,044	5,691
Preferred stocks	—	—	24,589	1,084	24,589	1,084
Equity securities available for sale	24,004	4,953	33,629	1,822	57,633	6,775
Total	$3,737,748	$35,938	$424,382	$15,891	$4,162,130	$51,829

December 31, 2016
U.S. government and government agency	$112,709	$1,252	$35,450	$1,341	$148,159	$2,593
State and municipal	1,562,614	35,553	133,034	4,885	1,695,648	40,438
Mortgage-backed securities	625,903	11,103	109,066	4,828	734,969	15,931
Asset-backed securities	1,010,836	5,340	201,693	6,601	1,212,529	11,941
Corporate	1,035,245	13,448	65,147	7,470	1,100,392	20,918
Foreign government	213,246	1,985	24,820	777	238,066	2,762
Fixed maturity securities	4,560,553	68,681	569,210	25,902	5,129,763	94,583
Common stocks	336	22	8,755	1,024	9,091	1,046
Preferred stocks	—	—	22,034	3,639	22,034	3,639
Equity securities available for sale	336	22	30,789	4,663	31,125	4,685
Total	$4,560,889	$68,703	$599,999	$30,565	$5,160,888	$99,268

Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2017 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	3	$9,655	$250
Mortgage-backed securities	6	6,239	215
Asset-backed securities	4	3,299	137
Corporate	2	2,922	232
Total	15	$22,115	$834

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
Preferred Stocks – At June 30, 2017, there was one preferred stock in an unrealized loss position, with a fair value of $24.6 million and a gross unrealized loss of $1.1 million. Based upon management’s view of the underlying value of the security, the Company does not consider the equity security to be OTTI. For six months ended June 30, 2017 and 2016, there was no OTTI for preferred stocks.
Common Stocks – At June 30, 2017, there were five common stocks in an unrealized loss position, with an aggregate fair value of $33.0 million and a gross unrealized loss of $5.7 million. Based on management's view of the underlying securities, the Company does not consider these equity securities to be OTTI. There was no OTTI of common stocks for the six months ended June 30, 2017. For the six months ended June 30, 2016, OTTI for common stocks was $18.1 million.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2017
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$443,951	$—	$443,951	$—
State and municipal	4,442,811	—	4,442,811	—
Mortgage-backed securities	1,191,907	—	1,191,907	—
Asset-backed securities	2,192,030	—	2,191,857	173
Corporate	4,271,402	—	4,271,402	—
Foreign government	892,299	—	892,299	—
Total fixed maturity securities available for sale	13,434,400	—	13,434,227	173
Equity securities available for sale:
Common stocks	447,600	438,560	—	9,040
Preferred stocks	165,207	—	161,545	3,662
Total equity securities available for sale	612,807	438,560	161,545	12,702
Arbitrage trading account	634,016	329,631	304,385	—
Total	$14,681,223	$768,191	$13,900,157	$12,875
Liabilities:
Trading account securities sold but not yet purchased	$62,860	$62,855	$5	$—

December 31, 2016
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$513,802	$—	$513,802	$—
State and municipal	4,519,503	—	4,519,503	—
Mortgage-backed securities	1,189,645	—	1,189,645	—
Asset-backed securities	1,907,860	—	1,907,677	183
Corporate	4,068,527	—	4,068,527	—
Foreign government	902,805	—	902,805	—
Total fixed maturity securities available for sale	13,102,142	—	13,101,959	183
Equity securities available for sale:
Common stocks	445,858	429,647	7,457	8,754
Preferred stocks	223,342	—	219,680	3,662
Total equity securities available for sale	669,200	429,647	227,137	12,416
Arbitrage trading account	299,999	224,623	75,376	—
Total	$14,071,341	$654,270	$13,404,472	$12,599
Liabilities:
Trading account securities sold but not yet purchased	$51,179	$51,089	$90	$—
There were no significant transfers between Levels 1 and 2 during the six months ended June 30, 2017 or during the year ended December 31, 2016.

The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2017 and for the year ended December 31, 2016:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers	Ending Balance
								In / (Out)
Six Months Ended June 30, 2017:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$183	$2	$16	$—	$—	$(28)	$—	$—	$173
Corporate	—	—	—	—	—	—	—	—	—
Total	183	2	16	—	—	(28)	—	—	173
Equity securities available for sale:
Common stocks	8,754	—	286	—	—	—	—	—	9,040
Preferred stocks	3,662	—	—	—	—	—	—	—	3,662
Total	12,416	—	286	—	—	—	—	—	12,702
Arbitrage trading account	—	(78)	78	—	—	—	—	—	—
Total	$12,599	$(76)	$380	$—	$—	$(28)	$—	$—	$12,875

Year ended December 31, 2016:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$199	$3	$16	$—	$—	$—	$(35)	$—	$183
Corporate	154	177	—	—	—	(331)	—	—	—
Total	353	180	16	—	—	(331)	(35)	—	183
Equity securities available for sale:
Common stocks	7,829	—	160	—	765	—	—	—	8,754
Preferred stocks	3,624	38	—	—	—	—	—	—	3,662
Total	11,453	38	160	—	765	—	—	—	12,416
Arbitrage trading account	176	(176)	—	—	—	—	—	—	—
Total	$11,982	$42	$176	$—	$765	$(331)	$(35)	$—	$12,599
During the six months ended June 30, 2017 and for the year ended December 31, 2016, there were no transfers out of Level 3.

(17) Reserves for Loss and Loss Expenses

The Company's reserves for losses and loss expenses are comprised of case reserves and incurred but not reported liabilities (IBNR). When a claim is reported, a case reserve is established for the estimated ultimate payment based upon known information about the claim. As more information about the claim becomes available over time, case reserves are adjusted up or down as appropriate. Reserves are also established on an aggregate basis to provide for IBNR liabilities and expected loss reserve development on reported claims.

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2017	2016
Net reserves at beginning of year	$9,590,265	$9,244,872
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,926,394	1,878,458
Decrease in estimates for claims occurring in prior years (2) (3)	(6,458)	(15,511)
Loss reserve discount accretion	24,366	23,536
Total	1,944,302	1,886,483
Net payments for claims:
Current year	315,437	480,601
Prior year	1,432,828	1,188,704
Total	1,748,265	1,669,305
Foreign currency translation	37,097	(19,768)
Net reserves at end of period	9,823,399	9,442,282
Ceded reserve at end of period	1,500,868	1,455,594
Gross reserves at end of period	$11,324,267	$10,897,876
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $11,349,000 and $9,402,000 in 2017 and 2016, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $14,873,000 and $21,696,000 in 2017 and 2016, respectively.

(3)
For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $24 million and $29 million as of June 30, 2017 and 2016, respectively.

In 2017, favorable prior year development (net of additional and return premiums) of $23.6 million included $49.4 million of favorable development for the Insurance segment, partially offset by $25.8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business (including excess workers' compensation) and excess & surplus lines casualty business. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The favorable development for excess & surplus lines casualty business resulted from loss cost trends emerging more favorably than our initial expectations, primarily in accident years 2014 through 2016. The adverse development for the Reinsurance segment was almost entirely due to reserve strengthening during the first quarter associated with claims impacted by the change in the Ogden discount rate in the UK. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the UK, and was reduced by the UK Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to UK motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016.

In 2016, favorable prior year development (net of additional and return premiums) of $28.7 million included $24.8 million for the Insurance segment and $3.9 million for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business, partially offset by adverse development for commercial auto liability and professional liability. The favorable development for workers' compensation stems from accident years 2003 through 2015, but is concentrated in accident years 2014 and 2015; it reflects favorable claims frequency trends (i.e., number of reported claims per unit of exposure) which continued to be better than we had expected. The unfavorable development for commercial auto liability was driven by higher large loss activity than expected in accident years 2014 and 2015, while the unfavorable development for medical professional liability was primarily in accident years 2011 through 2013 and stemmed from a particular class of medical professional liability that we discontinued writing in 2013.
(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,514,085	$13,530,606	$13,190,668	$13,204,814
Equity securities available for sale	612,807	612,807	669,200	669,200
Arbitrage trading account	634,016	634,016	299,999	299,999
Loans receivable	96,064	97,566	106,798	108,299
Cash and cash equivalents	788,354	788,354	795,285	795,285
Trading account receivables from brokers and clearing organizations	164,696	164,696	484,593	484,593
Liabilities:
Due to broker	124,428	124,428	19,416	19,416
Trading account securities sold but not yet purchased	62,860	62,860	51,179	51,179
Subordinated debentures	727,924	786,857	727,630	687,504
Senior notes and other debt	1,759,115	1,952,275	1,760,595	1,914,727
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

(19) Reinsurance

The following is a summary of reinsurance financial information:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2017	2016	2017	2016
Written premiums:
Direct	$1,727,014	$1,708,535	$3,448,076	$3,417,664
Assumed	160,139	230,830	375,283	477,398
Ceded	(322,902)	(296,796)	(612,270)	(588,771)
Total net premiums written	$1,564,251	$1,642,569	$3,211,089	$3,306,291

Earned premiums:
Direct	$1,666,938	$1,609,644	$3,280,302	$3,177,712
Assumed	193,683	225,643	402,310	444,009
Ceded	(291,918)	(275,494)	(543,868)	(534,593)
Total net premiums earned	$1,568,703	$1,559,793	$3,138,744	$3,087,128

Ceded losses and loss expenses incurred	$142,609	$167,265	$177,801	$294,194
Ceded commissions earned	$57,752	$50,172	$114,302	$96,494
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of June 30, 2017 and December 31, 2016.

(20) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $21 million and $16 million for the six months ended June 30, 2017 and 2016, respectively. A summary of RSUs issued in the six months ended June 30, 2017 and 2016 follows:

($ in thousands)	Units	Fair Value
2017	6,020	$405
2016	17,654	$964

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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total (1)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2017
Insurance	$1,415,586	$102,719	$22,984	$1,541,289	$186,134	$124,442
Reinsurance	153,117	21,491	—	174,608	14,771	10,324
Corporate, other and eliminations (2)	—	11,054	80,645	91,699	(80,397)	(52,056)
Net investment gains	—	—	40,453	40,453	40,453	26,294
Total	$1,568,703	$135,264	$144,082	$1,848,049	$160,961	$109,004
Three months ended June 30, 2016
Insurance	$1,390,744	$94,155	$27,603	$1,512,502	$176,500	$119,135
Reinsurance	169,049	25,372	—	194,421	23,834	16,681
Corporate, other and eliminations (2)	—	9,522	133,154	142,676	(48,335)	(30,954)
Net investment gains	—	—	6,315	6,315	6,315	4,105
Total	$1,559,793	$129,049	$167,072	$1,855,914	$158,314	$108,967
Six months ended June 30, 2017:
Insurance	$2,828,755	214,628	$41,271	$3,084,654	$386,127	$257,458
Reinsurance	309,989	46,269	—	356,258	19,364	13,983
Corporate, other and eliminations (2)	—	23,226	161,528	184,754	(153,034)	(99,311)
Net investment gains	—	—	92,801	92,801	92,801	60,321
Total	$3,138,744	$284,123	$295,600	$3,718,467	$345,258	$232,451
Six months ended June 30, 2016:
Insurance	$2,757,350	$193,605	$54,396	$3,005,351	$376,153	$253,639
Reinsurance	329,778	49,552	—	379,330	51,893	36,070
Corporate, other and eliminations (2)	—	16,025	248,761	264,786	(108,714)	(70,110)
Net investment gains	—	—	13,658	13,658	13,658	8,878
Total	$3,087,128	$259,182	$316,815	$3,663,125	$332,990	$228,477
_________________
(1) Revenues for Insurance from foreign countries for the three months ended June 30, 2017 and 2016 were $168 million and $179 million and for the six months ended June 30, 2017 and 2016 were $347 million and $359 million, respectively. Revenues for Reinsurance from foreign countries for the three months ended June 30, 2017 and 2016 were both $50 million and for the six months ended June 30, 2017 and 2016 were $101 million and $105 million, respectively.
(2) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	June 30, 2017	December 31, 2016
Insurance	$18,687,170	$19,137,758
Reinsurance	3,085,961	2,524,338
Corporate, other and eliminations	2,220,360	1,687,980
Consolidated	$23,993,491	$23,350,076

Net premiums earned by major line of business are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2017	2016	2017	2016
Insurance:
Other liability	$460,059	$433,472	$911,889	$847,000
Workers’ compensation	366,950	344,736	728,086	688,317
Short-tail lines (1)	290,696	322,493	599,930	649,570
Commercial automobile	161,526	159,892	319,653	316,709
Professional liability	136,355	130,151	269,197	255,754
Total Insurance	1,415,586	1,390,744	2,828,755	2,757,350

Reinsurance:
Casualty	93,212	100,113	187,952	204,418
Property	59,905	68,936	122,037	125,360
Total Reinsurance	153,117	169,049	309,989	329,778

Total	$1,568,703	$1,559,793	$3,138,744	$3,087,128
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.

(23) Subsequent Event
In July 2017, the Company sold a real estate investment, an office building in Washington, D.C., for which the Company expects to realize a pre-tax gain of approximately $120 million in the third quarter of 2017.

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
In July 2017, the Company sold a real estate investment, an office building in Washington, D.C., for which the Company expects to realize a pre-tax gain of approximately $120 million in the third quarter of 2017.

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
Our net reserves for losses and loss expenses of approximately $9.8 billion as of June 30, 2017 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.7 billion, or 17%, of the Company’s net loss reserves as of June 30, 2017 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2017	December 31, 2016
Insurance	$8,130,712	$7,913,074
Reinsurance	1,692,687	1,677,191
Net reserves for losses and loss expenses	9,823,399	9,590,265
Ceded reserves for losses and loss expenses	1,500,868	1,606,930
Gross reserves for losses and loss expenses	$11,324,267	$11,197,195
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2017
Other liability	$1,180,974	$2,137,557	$3,318,531
Workers’ compensation (1)	1,491,844	1,246,106	2,737,950
Professional liability	294,602	566,555	861,157
Commercial automobile	338,963	261,732	600,695
Short-tail lines (2)	310,387	301,992	612,379
Total Insurance	3,616,770	4,513,942	8,130,712
Reinsurance (1)	875,600	817,087	1,692,687
Total	$4,492,370	$5,331,029	$9,823,399

December 31, 2016
Other liability	$1,159,082	$2,061,966	$3,221,048
Workers’ compensation (1)	1,453,318	1,228,774	2,682,092
Professional liability	264,188	542,539	806,727
Commercial automobile	344,143	252,978	597,121
Short-tail lines (2)	322,872	283,214	606,086
Total Insurance	3,543,603	4,369,471	7,913,074
Reinsurance (1)	823,516	853,675	1,677,191
Total	$4,367,119	$5,223,146	$9,590,265
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $618 million and $640 million as of June 30, 2017 and December 31, 2016, respectively.
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

Net prior year development (i.e. the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Net decrease in prior year loss reserves	$6,459	$15,511
Increase in prior year earned premiums	17,111	13,145
Net favorable prior year development	$23,570	$28,656

In 2017, favorable prior year development (net of additional and return premiums) of $23.6 million included $49.4 million of favorable development for the Insurance segment, partially offset by $25.8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business (including excess workers' compensation) and excess & surplus lines casualty business. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The favorable development for excess & surplus lines casualty business resulted from loss cost trends emerging more favorably than our initial expectations, primarily in accident years 2014 through 2016. The adverse development for the Reinsurance segment was almost entirely due to reserve strengthening during the first quarter associated with claims impacted by the change in the Ogden discount rate in the UK. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the UK, and was reduced by the UK Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to UK motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016.
In 2016, favorable prior year development (net of additional and return premiums) of $28.7 million included $24.8 million for the Insurance segment and $3.9 million for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business, partially offset by adverse development for commercial auto liability and professional liability. The favorable development for workers' compensation stems from accident years 2003 through 2015, but is concentrated in accident years 2014 and 2015; it reflects favorable claims frequency trends (i.e., number of reported claims per unit of exposure) which continued to be better than we had expected. The unfavorable development for commercial auto liability was driven by higher large loss activity than expected in accident years 2014 and 2015, while the unfavorable development for medical professional liability was primarily in accident years 2011 through 2013 and stemmed from a particular class of medical professional liability that we discontinued writing in 2013.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,876 million and $1,907 million at June 30, 2017 and December 31, 2016, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $618 million and $640 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.

             Substantially all of the workers’ compensation discount (97% of total discounted reserves at June 30, 2017) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

        The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2017), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

         Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $64 million at June 30, 2017 and $68 million at

December 31, 2016. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of June 30, 2017:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	588	$4,104,317	$44,927
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	1	8	2
Twelve months and longer	2	172	125
Total	591	$4,104,497	$45,054

A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2017 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	3	$9,655	250
Mortgage-backed securities	6	6,239	215
Asset-backed securities	4	3,299	137
Corporate	2	2,922	232
Total	15	$22,115	$834

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
Preferred Stocks – At June 30, 2017, there was one preferred stock in an unrealized loss position, with a fair value of $24.6 million and a gross unrealized loss of $1.1 million. Based upon management's view of the underlying value of the security, the Company does not consider the equity security to be OTTI. For the six months ended June 30, 2017 and 2016, there was no OTTI for preferred stocks.
Common Stocks – At June 30, 2017, there were five common stocks in an unrealized loss position, with an aggregate fair value of $33.0 million and a gross unrealized loss of $5.7 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI. There was no OTTI of common stocks for the six months ended June 30, 2017. For the six months ended June 30, 2016, OTTI for common stocks was $18.1 million.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million at both June 30, 2017 and December 31, 2016.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2017:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,153,112	97.9%
Syndicate manager	46,812	0.4
Directly by the Company based on:
Observable data	234,303	1.7
Cash flow model	173	—
Total	$13,434,400	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2017, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2017 and 2016. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2017	2016
Insurance:
Gross premiums written	$3,515,139	$3,495,321
Net premiums written	2,932,303	2,942,958
Net premiums earned	2,828,755	2,757,350
Loss ratio	61.0%	61.2%
Expense ratio	33.0%	32.4%
GAAP combined ratio	94.0%	93.6%
Reinsurance:
Gross premiums written	$308,220	$399,741
Net premiums written	278,786	363,333
Net premiums earned	309,989	329,778
Loss ratio	70.6%	60.1%
Expense ratio	38.1%	39.2%
GAAP combined ratio	108.7%	99.3%
Consolidated:
Gross premiums written	$3,823,359	$3,895,062
Net premiums written	3,211,089	3,306,291
Net premiums earned	3,138,744	3,087,128
Loss ratio	61.9%	61.1%
Expense ratio	33.5%	33.1%
GAAP combined ratio	95.4%	94.2%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2017 and 2016:

(In thousands, except per share data)	2017	2016
Net income to common stockholders	$232,451	$228,477
Weighted average diluted shares	128,546	128,562
Net income per diluted share	$1.81	$1.78
The Company reported net income of $232 million in 2017 compared to $228 million in 2016. The 2% increase in net income was primarily due to an increase in after-tax net investment gains of $51 million, an increase in after-tax net investment income of $16 million, partially offset by an after-tax decrease of underwriting income of $23 million, an increase in after-tax net foreign currency losses of $14 million, an after-tax decrease in income from non-insurance businesses of $9 million, an after-tax increase in interest expense of $4 million, an after-tax decrease in insurance service income of $3 million and an after-tax increase in other expenses of $10 million. The number of weighted average diluted shares remained relatively unchanged for the six months ended June 30, 2017 and 2016.
Premiums. Gross premiums written were $3,823 million in 2017, a decrease of 2% from $3,895 million in 2016. The decrease was largely due to a decrease in the Reinsurance segment of 23%. Approximately 76.5% of policies expiring in 2017 were renewed, compared with a 77.2% renewal retention rate for policies expiring in 2016.
    Average renewal premium rates for insurance and facultative reinsurance increased 1.2% in 2017 when adjusted for change in exposures.

A summary of gross premiums written in 2017 compared with 2016 by line of business within each business segment follows:

•
Insurance - gross premiums increased less than 1% to $3,515 million in 2017 from $3,495 million in 2016. Gross premiums increased $20 million (6%) for professional liability, $13 million (4%) for commercial auto and $2 million (less than 1%) for other liability, and decreased $11 million (1%) for short-tail lines and $4 million (less than 1%) for workers' compensation.

•	Reinsurance - gross premiums decreased 23% to $308 million in 2017 from $400 million in 2016. Gross premiums decreased $61 million (36%) for property lines and $31 million (13%) for casualty lines.
Net premiums written were $3,211 million in 2017, a decrease of 3% from $3,306 million in 2016. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2017 and 15% in 2016.
Premiums earned increased 2% to $3,139 million in 2017 from $3,087 million in 2016. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2017 are related to business written during both 2017 and 2016. Audit premiums were $91 million in 2017 compared with $80 million in 2016.
Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2017 and 2016:

	Amount		Average Annualized Yield
($ In thousands)	2017	2016	2017	2016
Fixed maturity securities, including cash and cash equivalents and loans receivable	$229,142	$217,177	3.3%	3.2%
Investment funds	35,544	35,092	5.7	5.8
Arbitrage trading account	11,817	6,442	4.3	3.6
Real estate	9,852	3,967	1.6	0.8
Equity securities available for sale	1,241	2,148	1.2	2.4
Gross investment income	287,596	264,826	3.3	3.2
Investment expenses	(3,473)	(5,644)
Total	$284,123	$259,182	3.3%	3.2%
Net investment income increased 10% to $284 million in 2017 from $259 million in 2016 due primarily to a $12 million increase in income from fixed maturity securities, a $6 million increase in real estate, a $5 million increase in arbitrage trading account, and a reduction of investment expenses of $2 million. Average invested assets, at cost (including cash and cash equivalents), were $17.3 billion in 2017 and $16.4 billion in 2016.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees decreased to $67 million in 2017 from $77 million in 2016.
Net Realized Gains on Investment Sales. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $93 million in 2017 compared with $14 million in 2016.
Other-Than-Temporary Impairments. There were no impairments in 2017. Other-than-temporary impairments of $18 million in 2016 related to common stocks.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $135 million in 2017 and $226 million in 2016. The decrease was primarily related to the sale of Aero Precision Industries in August 2016.
Losses and Loss Expenses. Losses and loss expenses increased to $1,944 million in 2017 from $1,886 million in 2016. The consolidated loss ratio was 61.9% in 2017 and 61.1% in 2016. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $47 million in 2017 and $56 million in 2016. Favorable prior year reserve development (net of premium offsets) was $24 million in 2017 and $29 million in 2016. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.0 point to 61.2% in 2017 from 60.2% in 2016.
A summary of loss ratios in 2017 compared with 2016 by business segment follows:

•
Insurance - The loss ratio was 61.0% in 2017 and 61.2% in 2016. Catastrophe losses were $47 million in 2017 compared with $48 million in 2016. Favorable prior year reserve development was $49 million in 2017 and $25 million in 2016. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.7 points to 61.0% in 2017 from 60.3% in 2016.

•
Reinsurance - The loss ratio of 70.6% in 2017 was 10.5 points higher than the loss ratio of 60.1% in 2016. Catastrophe losses were $1 million in 2017 compared with $8 million in 2016. Adverse prior year reserve development was $26 million in 2017 compared with favorable prior year development of $4 million in 2016. The loss ratio excluding catastrophe losses and prior year reserve development increased 2.5 points to 62.1% in 2017 from 59.6% in 2016.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2017	2016
Policy acquisition and operating insurance expenses	$1,051,116	$1,021,542
Insurance service expenses	64,856	71,426
Net foreign currency (gains) losses	12,477	(9,356)
Other costs and expenses	91,883	80,802
Total	$1,220,332	$1,164,414

Policy acquisition and operating insurance expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and operating insurance expenses increased 3% compared with an increase in net premiums earned of 2%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.5% and 33.1% for the six months ended June 30, 2017 and 2016, respectively.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $65 million in 2017 from $71 million in 2016.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $12 million in 2017 compared to gains of $9 million in 2016.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $92 million in 2017 from $81 million in 2016 primarily because of startup costs for new business ventures.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $135 million in 2017 compared to $212 million in 2016. The decline mainly relates to the sale of Aero Precision Industries in August 2016.
Interest Expense. Interest expense was $74 million in 2017 compared with $67 million in 2016. During 2017, the Company repaid $2 million of debt compared to $87 million in 2016, mainly in connection with the sale of Aero Precision Industries. In February 2016, the Company issued $110 million of 5.9% subordinated debentures maturing in 2056, and in May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056.
Income Taxes. The effective income tax rate was 32.2% in 2017 and 31.2% in 2016. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $30 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $2 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2017 and 2016. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2017	2016
Insurance:
Gross premiums written	$1,745,734	$1,743,290
Net premiums written	1,438,169	1,463,751
Net premiums earned	1,415,586	1,390,744
Loss ratio	61.1%	61.9%
Expense ratio	33.0%	32.3%
GAAP combined ratio	94.1%	94.2%
Reinsurance:
Gross premiums written	$141,418	$196,077
Net premiums written	126,082	178,818
Net premiums earned	153,117	169,049
Loss ratio	65.2%	60.9%
Expense ratio	39.2%	40.0%
GAAP combined ratio	104.4%	100.9%
Consolidated:
Gross premiums written	$1,887,152	$1,939,367
Net premiums written	1,564,251	1,642,569
Net premiums earned	1,568,703	1,559,793
Loss ratio	61.5%	61.8%
Expense ratio	33.6%	33.1%
GAAP combined ratio	95.1%	94.9%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2017 and 2016:

(In thousands, except per share data)	2017	2016
Net income to common stockholders	$109,004	$108,967
Weighted average diluted shares	128,601	128,575
Net income per diluted share	$0.85	$0.85
The Company reported net income of $109 million in 2017 essentially flat compared to 2016. The less than 1% increase in net income was primarily due to an increase in after-tax net investment gains of $22 million and an increase in after-tax net investment income of $4 million, offset by an increase in after-tax net foreign currency losses of $13 million, a decrease in after-tax income from non-insurance businesses of $4 million, a decrease of after-tax underwriting income of $2 million and an after-tax increase in other expenses of $5 million. The number of weighted average diluted shares remained relatively unchanged for the three months ended June 30, 2017 and 2016.
Premiums. Gross premiums written were $1,887 million in 2017, a decrease of 3% from $1,939 million in 2016. The decrease was largely due to a decline in the Reinsurance segment of 28%. Approximately 77.2% of policies expiring in 2017 were renewed, compared with a 77.7% renewal retention rate for policies expiring in 2016.

Average renewal premium rates for insurance and facultative reinsurance increased 0.8% in 2017 when adjusted for change in exposures.
     A summary of gross premiums written in 2017 compared with 2016 by line of business within each business segment follows:

•
Insurance - gross premiums increased less than 1% to $1,746 million in 2017 from $1,743 million in 2016. Gross premiums increased $5 million (3%) for commercial auto and $4 million (2%) for professional liability, and decreased $4 million (1%) for short tail lines, $1 million (less than 1%) for workers' compensation, and $1 million (less than 1%) for other liability.

•
Reinsurance - gross premiums decreased 28% to $141 million in 2017 from $196 million in 2016. Gross premiums decreased $32 million (42%) for property lines and decreased $23 million (19%) for casualty lines.

Net premiums written were $1,564 million in 2017, a decrease of 5% from $1,643 million in 2016. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in 2017 and 15% in 2016.
Premiums earned increased 1% to $1,569 million in 2017 from $1,560 million in 2016. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term. Premiums earned in 2017 are related to business written during both 2017 and 2016. Audit premiums were $50 million in 2017 compared with $40 million in 2016.
Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2017 and 2016:

	Amount		Average Annualized Yield
($ In thousands)	2017	2016	2017	2016
Fixed maturity securities, including cash and cash equivalents and loans receivable	$116,796	$108,342	3.3%	3.2%
Investment funds	8,895	18,456	2.9	6.0
Arbitrage trading account	5,457	3,252	3.4	3.6
Real estate	5,286	1,250	1.7	0.5
Equity securities available for sale	602	1,280	1.2	2.5
Gross investment income	137,036	132,580	3.2	3.2
Investment expenses	(1,772)	(3,531)
Total	$135,264	$129,049	3.1%	3.1%
Net investment income increased 5% to $135 million in 2017 from $129 million in 2016 due primarily to a $8 million increase from fixed maturity securities, a $4 million increase in real estate, a $2 million increase in income from the arbitrage trading account, and a decrease of investment expenses of $2 million, partially offset by a $9 million decrease from investment funds. Average invested assets, at cost (including cash and cash equivalents), were $17.4 billion in 2017 and $16.5 billion in 2016.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees decreased to $34 million in 2017 from $37 million in 2016.
Net Realized Gains on Investment Sales. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $40 million in 2017 compared with $6 million in 2016.
Other-Than-Temporary Impairments. There were no other-than-temporary impairments during the three months ended June 30, 2017 and 2016.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $70 million in 2017 and $124 million in 2016. The decrease was primarily related to the sale of Aero Precision Industries in August 2016.
Losses and Loss Expenses. Losses and loss expenses increased to $965 million in 2017 from $964 million in 2016. The consolidated loss ratio was 61.5% in 2017 and 61.8% in 2016. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $33 million in 2017 and $41 million in 2016. Favorable prior year reserve development (net of premium offsets) was $21 million in 2017 and $16 million in 2016. The loss ratio, excluding catastrophe losses and prior year reserve development, increased 0.4 points to 60.7% in 2017 from 60.3% in 2016.
A summary of loss ratios in 2017 compared with 2016 by business segment follows:

•
Insurance - The loss ratio of 61.1% in 2017 was 0.8 points lower than the loss ratio of 61.9% in 2016. Catastrophe losses were $33 million in both 2017 and 2016. Favorable prior year reserve development was $23 million in 2017 and $13 million in 2016. The loss ratio, excluding catastrophe losses and prior year reserve development, remained flat at 60.4% for both 2017 and 2016.

•
Reinsurance - The loss ratio of 65.2% in 2017 was 4.3 points higher than the loss ratio of 60.9% in 2016. Catastrophe losses were $0.5 million in 2017 compared with $8 million in 2016. Adverse prior year reserve development was $2 million in 2017 compared with favorable prior year reserve development of $3 million in 2016. The loss ratio, excluding catastrophe losses and prior year reserve development, increased 4.1 points to 63.5% in 2017 from 59.4% in 2016.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2017	2016
Policy acquisition and operating insurance expenses	$527,707	$516,287
Insurance service expenses	34,923	37,628
Net foreign currency (gains) losses	6,968	(13,084)
Other costs and expenses	47,034	41,124
Total	$616,632	$581,955

Policy acquisition and operating insurance expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and operating insurance expenses increased 2% compared with an increase in net premiums earned of 1%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) increased to 33.6% from 33.1% in 2016.

Service expenses, which represent the costs associated with the fee-based businesses, decreased to $35 million in 2017 from $38 million in 2016.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $7 million in 2017 compared to gains of $13 million in 2016.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $47 million in 2017 from $41 million in 2016 primarily because of startup costs for new business ventures.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $69 million in 2017 compared to $117 million in 2016. The decline mainly relates to the sale of Aero Precision Industries in August of 2016.
Interest Expense. Interest expense was $37 million in 2017 compared with $35 million in 2016. During 2017, the Company repaid $2 million of debt compared to $87 million in 2016, mainly in connection with the sale of Aero Precision Industries. In May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056.
Income Taxes. The effective income tax rate was 31.9% in 2017 and 31.2% in 2016. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $30 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $2 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 3.0 years at June 30, 2017, down from 3.1 years at December 31, 2016. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2017 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$443,951	2.4%
State and municipal:
Special revenue	2,866,475	15.8
State general obligation	527,378	2.9
Corporate backed	394,302	2.2
Local general obligation	384,738	2.1
Pre-refunded (1)	334,849	1.8
Total state and municipal	4,507,742	24.8
Mortgage-backed securities:
Agency	765,931	4.2
Residential-Prime	226,096	1.2
Commercial	189,661	1.0
Residential-Alt A	24,973	0.2
Total mortgage-backed securities	1,206,661	6.6
Asset-backed securities	2,192,030	12.1
Corporate:
Industrial	2,465,541	13.6
Financial	1,488,796	8.2
Utilities	267,926	1.5
Other	49,139	0.3
Total corporate	4,271,402	23.6
Foreign government and foreign government agencies	892,299	4.9
Total fixed maturity securities	13,514,085	74.4
Equity securities available for sale:
Common Stocks	447,600	2.5
Preferred stocks	165,207	0.9
Total equity securities available for sale	612,807	3.4
Real estate	1,317,089	7.3
Investment funds	1,190,963	6.6
Cash and cash equivalents	788,354	4.3
Arbitrage trading account	634,016	3.5
Loans receivable	96,064	0.5
Total investments	$18,153,378	100.0%
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
At June 30, 2017, investments in foreign government fixed maturity securities (which are generally held by the Company's foreign operations) were as follows:

(In thousands)	Carrying Value
Argentina	$241,242
Australia	221,199
Canada	165,253
United Kingdom	82,870
Brazil	49,075
Germany	47,367
Supranational (1)	35,004
Norway	20,084
Singapore	15,800
Colombia	7,484
Uruguay	6,921
Total	$892,299
________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction and Development.
Equity Securities. Equity securities primarily represent investments in high-dividend yielding common and preferred stocks issued by large market capitalization companies.
Investment Funds. At June 30, 2017, the carrying value of investment funds was $1,191 million, including investments in real estate funds of $611 million, energy funds of $87 million, hedge equity funds of $73 million, and other funds of $420 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2017, real estate properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are two properties under development: an office building in London and a mixed-use project in Washington, D.C. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $96 million and an aggregate fair value of $98 million at June 30, 2017. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of June 30, 2017. Loans receivable include real estate loans of $83 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $13 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.0 years at June 30, 2017, down from 3.1 years at December 31, 2016.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
            Cash Flow. Cash flow provided from operating activities decreased to $225 million in the first six months of 2017 from $332 million in the comparable period in 2016, primarily due to the timing of loss and loss expense payments and payments to taxing authorities.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 79% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2017. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At June 30, 2017, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,487 million and a face amount of $2,521 million. The maturities of the outstanding debt are $442 million in 2019, $302 million in 2020, $427 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053 and $400 million in 2056.

In February 2016, the Company issued $110 million aggregate principal amount of its 5.9% subordinated debentures due 2056, and in May 2016, the Company issued $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. During 2017, the Company repaid $2 million of debt compared to $87 million of debt in 2016 mainly in connection with the sale of Areo Precision Industries.
Equity. At June 30, 2017, total common stockholders’ equity was $5.3 billion, common shares outstanding were 121,271,028 and stockholders’ equity per outstanding share was $43.59. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $7.8 billion at June 30, 2017. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 32% at June 30, 2017 and 33% at December 31, 2016.
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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 21 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares during the three or six months ended June 30, 2017, and accordingly the number of shares authorized for purchase by the Company remains 6,851,086.

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

W. R. BERKLEY CORPORATION
Date:	August 7, 2017	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 7, 2017	/s/ Richard M. Baio
Richard M. Baio
Senior Vice President - Chief Financial Officer and Treasurer