Form 10-Q
period 2017-09-30
BERKLEY W R CORP
filed 2017-11-08
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of November 6, 2017: 121,794,758

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$13,873,690	$13,190,668
Investment funds	1,119,907	1,198,146
Real estate	1,391,274	1,184,981
Arbitrage trading account	488,238	299,999
Equity securities available for sale	614,025	669,200
Loans receivable	74,229	106,798
Total investments	17,561,363	16,649,792
Cash and cash equivalents	773,997	795,285
Premiums and fees receivable	1,818,836	1,701,854
Due from reinsurers	1,739,835	1,743,980
Deferred policy acquisition costs	534,091	537,890
Prepaid reinsurance premiums	473,766	413,140
Trading account receivables from brokers and clearing organizations	297,208	484,593
Property, furniture and equipment	399,924	349,432
Goodwill	173,422	144,513
Accrued investment income	139,864	127,047
Other assets	423,770	402,550
Total assets	$24,336,076	$23,350,076

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,654,346	$11,197,195
Unearned premiums	3,409,628	3,283,300
Due to reinsurers	228,539	213,128
Trading account securities sold but not yet purchased	44,937	51,179
Federal and foreign income taxes	116,608	119,597
Other liabilities	923,369	916,318
Senior notes and other debt	1,759,929	1,760,595
Subordinated debentures	728,071	727,630
Total liabilities	18,865,427	18,268,942
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 121,769,109 and 121,193,599 shares, respectively	47,024	47,024
Additional paid-in capital	1,040,575	1,037,446
Retained earnings	6,880,062	6,595,987
Accumulated other comprehensive income	153,759	55,568
Treasury stock, at cost, 113,348,809 and 113,924,319 shares, respectively	(2,690,884)	(2,688,817)
Total stockholders’ equity	5,430,536	5,047,208
Noncontrolling interests	40,113	33,926
Total equity	5,470,649	5,081,134
Total liabilities and equity	$24,336,076	$23,350,076

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
REVENUES:
Net premiums written	$1,571,183	$1,607,365	$4,782,272	$4,913,656
Change in net unearned premiums	10,317	(21,421)	(62,028)	(240,584)
Net premiums earned	1,581,500	1,585,944	4,720,244	4,673,072
Net investment income	142,479	145,668	426,601	404,850
Net realized investment gains	183,959	175,738	276,760	207,508
Other-than-temporary impairments	—	—	—	(18,114)
Revenues from non-insurance businesses	89,786	80,242	225,033	305,787
Insurance service fees	33,612	32,135	100,475	109,437
Other income	6	—	695	—
Total revenues	2,031,342	2,019,727	5,749,808	5,682,540
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,081,174	965,856	3,025,475	2,852,339
Other operating costs and expenses	600,822	606,348	1,821,155	1,770,450
Expenses from non-insurance businesses	86,412	78,865	221,389	291,127
Interest expense	36,821	37,043	110,419	104,019
Total operating costs and expenses	1,805,229	1,688,112	5,178,438	5,017,935
Income before income taxes	226,113	331,615	571,370	664,605
Income tax expense	(63,295)	(110,952)	(174,305)	(214,789)
Net income before noncontrolling interests	162,818	220,663	397,065	449,816
Noncontrolling interests	(764)	(13)	(2,560)	(689)
Net income to common stockholders	$162,054	$220,650	$394,505	$449,127

NET INCOME PER SHARE:
Basic	$1.29	$1.80	$3.17	$3.66
Diluted	$1.26	$1.72	$3.05	$3.50

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net income before noncontrolling interests	$162,818	$220,663	$397,065	$449,816
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	28,592	(19,470)	71,574	(77,389)
Change in unrealized investment gains (losses), net of taxes	(8,168)	(47,676)	26,598	134,213
Other comprehensive income (loss):	20,424	(67,146)	98,172	56,824
Comprehensive income	183,242	153,517	495,237	506,640
Noncontrolling interests	(731)	44	(2,541)	(623)
Comprehensive income to common stockholders	$182,511	$153,561	$492,696	$506,017

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Nine Months
	Ended September 30,
	2017	2016
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,037,446	$1,005,455
Restricted stock units issued	(27,047)	(3,421)
Restricted stock units expensed	30,176	25,431
End of period	$1,040,575	$1,027,465
RETAINED EARNINGS:
Beginning of period	$6,595,987	$6,178,070
Net income to common stockholders	394,505	449,127
Dividends	(110,430)	(107,661)
End of period	$6,880,062	$6,519,536
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized investment gains:
Beginning of period	$427,154	$180,695
Unrealized gains on securities not other-than-temporarily impaired	25,712	133,866
Unrealized gains on other-than-temporarily impaired securities	905	413
End of period	453,771	314,974
Currency translation adjustments:
Beginning of period	(371,586)	(247,393)
Net change in period	71,574	(77,389)
End of period	(300,012)	(324,782)
Total accumulated other comprehensive income (loss)	$153,759	$(9,808)
TREASURY STOCK:
Beginning of period	$(2,688,817)	$(2,563,605)
Stock exercised/vested	25,584	5,023
Stock repurchased	(28,378)	(99,870)
Stock incentive plans expensed	727	—
End of period	$(2,690,884)	$(2,658,452)
NONCONTROLLING INTERESTS:
Beginning of period	$33,926	$32,962
Contributions	3,646	2,474
Net income	2,560	689
Other comprehensive loss, net of tax	(19)	(66)
End of period	$40,113	$36,059
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months
	Ended September 30,
	2017	2016
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$394,505	$449,127
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(276,760)	(189,394)
Depreciation and amortization	78,137	69,153
Noncontrolling interests	2,560	689
Investment funds	(51,907)	(60,387)
Stock incentive plans	31,883	27,033
Change in:
Arbitrage trading account	(2,835)	(4,777)
Premiums and fees receivable	(112,420)	(92,372)
Reinsurance accounts	(42,319)	(154,939)
Deferred policy acquisition costs	4,483	(51,795)
Income taxes	(15,451)	89,007
Reserves for losses and loss expenses	422,657	440,486
Unearned premiums	121,583	269,287
Other	(32,258)	(64,608)
Net cash from operating activities	521,858	726,510
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	3,081,619	1,074,630
Proceeds from sale of equity securities	137,062	123,187
Distributions from investment funds	265,371	5,630
Proceeds from maturities and prepayments of fixed maturity securities	2,860,678	2,189,365
Purchase of fixed maturity securities	(6,530,466)	(4,280,457)
Purchase of equity securities	(17,049)	(127,303)
Real estate purchased	(159,006)	(207,829)
Change in loans receivable	32,574	159,128
Net additions to property, furniture and equipment	(74,268)	(37,895)
Change in balances due to security brokers	39,978	102,981
Cash received in connection with business disposition	—	250,216
Payment for business purchased net of cash aquired	(70,570)	(53,524)
Net cash used in investing activities	(434,077)	(801,871)
CASH (USED IN) FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(1,788)	(70,567)
Net proceeds from issuance of debt	—	386,848
Cash dividends to common stockholders	(93,371)	(30,654)
Purchase of common treasury shares	(28,378)	(99,870)
Other, net	(3,835)	(1,376)
Net cash (used in) from financing activities	(127,372)	184,381
Net impact on cash due to change in foreign exchange rates	18,303	413
Net change in cash and cash equivalents	(21,288)	109,433
Cash and cash equivalents at beginning of year	795,285	763,631
Cash and cash equivalents at end of period	$773,997	$873,064
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
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 35% principally because of tax-exempt investment income, as well as the new requirement in 2017 to recognize tax benefits for stock compensation in income tax expense.

(2) Per Share Data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 4,087,731 common shares held in a grantor trust established in March 2017). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2017	2016	2017	2016
Basic	125,818	122,562	124,363	122,652
Diluted	128,944	128,556	129,289	128,501

(3) Recent Accounting Pronouncements

Recently adopted accounting pronouncements:

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-09, Disclosures about Short-Duration Contracts. ASU 2015-09 requires companies that issue short duration insurance contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. The Company adopted this updated guidance on January 1, 2016 with regard to the annual requirements and on January 1, 2017 with regard to the interim requirements. The amendments in ASU 2015-09 are applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As the requirements are disclosure only, the adoption of this guidance did not impact our financial condition or results of operations, but did result in additional disclosures.

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

(4) Acquisitions/Disposition

In March 2017, the Company acquired an 89.5% ownership interest for $73.3 million in a company engaged in providing textile solutions world-wide. The fair value of the assets acquired and liabilities assumed have been estimated based on a third party valuation.

The following table summarizes the estimated fair value of net assets acquired and liabilities assumed for the business combination completed in 2017:

(In thousands)	2017

Cash and cash equivalents	$2,721
Real estate, furniture and equipment	7,042
Goodwill	28,522
Intangible assets	32,395
Other assets	9,862
Total assets acquired	80,542

Other liabilities assumed	(2,251)
Noncontrolling interest	(5,000)
Net assets acquired	$73,291

In February 2016, the Company acquired an 85% ownership interest for $42.3 million in a company engaged in the distribution of promotional merchandise.

(5) Consolidated Statement of Comprehensive Income

The following table presents the components of the changes in accumulated other comprehensive income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income
As of and for the nine months ended September 30, 2017:
Changes in AOCI
Beginning of period	$427,154		$(371,586)	$55,568
Other comprehensive income before reclassifications	109,277		71,574	180,851
Amounts reclassified from AOCI	(82,679)		—	(82,679)
Other comprehensive income	26,598		71,574	98,172
Unrealized investment loss related to non-controlling interest	19		—	19
End of period	$453,771		$(300,012)	$153,759
Amounts reclassified from AOCI
Pre-tax	$(127,198)	(1)	$—	$(127,198)
Tax effect	44,519	(2)	—	44,519
After-tax amounts reclassified	$(82,679)		$—	$(82,679)
Other comprehensive income
Pre-tax	$50,148		$71,574	$121,722
Tax effect	(23,550)		—	(23,550)
Other comprehensive income	$26,598		$71,574	$98,172

As of and for the three months ended September 30, 2017:
Changes in AOCI
Beginning of period	$461,906		$(328,604)	$133,302
Other comprehensive income before reclassifications	19,968		28,592	48,560
Amounts reclassified from AOCI	(28,136)		—	(28,136)
Other comprehensive (loss) income	(8,168)		28,592	20,424
Unrealized investment loss related to non-controlling interest	33		—	33
End of period	$453,771		$(300,012)	$153,759
Amounts reclassified from AOCI
Pre-tax	$(43,286)	(1)	$—	$(43,286)
Tax effect	15,150	(2)	—	15,150
After-tax amounts reclassified	$(28,136)		$—	$(28,136)
Other comprehensive (loss) income
Pre-tax	$(8,563)		$28,592	$20,029
Tax effect	395		—	395
Other comprehensive (loss) income	$(8,168)		$28,592	$20,424

_________________________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
As of and for the nine months ended September 30, 2016:
Changes in AOCI
Beginning of period	$180,695		$(247,393)	$(66,698)
Other comprehensive income (loss) before reclassifications	170,824		(77,389)	93,435
Amounts reclassified from AOCI	(36,611)		—	(36,611)
Other comprehensive income (loss)	134,213		(77,389)	56,824
Unrealized investment loss related to non-controlling interest	66		—	66
End of period	$314,974		$(324,782)	$(9,808)
Amounts reclassified from AOCI
Pre-tax	$(56,325)	(1)	$—	$(56,325)
Tax effect	19,714	(2)	—	19,714
After-tax amounts reclassified	$(36,611)		$—	$(36,611)
Other comprehensive income (loss)
Pre-tax	$198,808		$(77,389)	$121,419
Tax effect	(64,595)		—	(64,595)
Other comprehensive income (loss)	$134,213		$(77,389)	$56,824

As of and for the three months ended September 30, 2016:
Changes in AOCI
Beginning of period	$362,593		$(305,312)	$57,281
Other comprehensive loss before reclassifications	(20,968)		(19,470)	(40,438)
Amounts reclassified from AOCI	(26,708)		—	(26,708)
Other comprehensive loss	(47,676)		(19,470)	(67,146)
Unrealized investment loss related to non-controlling interest	57		—	57
End of period	$314,974		$(324,782)	$(9,808)
Amounts reclassified from AOCI
Pre-tax	$(41,090)	(1)	$—	$(41,090)
Tax effect	14,382	(2)	—	14,382
After-tax amounts reclassified	$(26,708)		$—	$(26,708)
Other comprehensive loss
Pre-tax	$(72,188)		$(19,470)	$(91,658)
Tax effect	24,512		—	24,512
Other comprehensive loss	$(47,676)		$(19,470)	$(67,146)

_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(6) Statements of Cash Flow
Interest payments were $134,291,000 and $124,791,000 and income taxes paid were $182,487,000 and $99,161,000 in the nine months ended September 30, 2017 and 2016, respectively.

(7) Investments in Fixed Maturity Securities
At September 30, 2017 and December 31, 2016, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2017
Held to maturity:
State and municipal	$65,372	$15,212	$—	$80,584	$65,372
Residential mortgage-backed	14,024	1,452	—	15,476	14,024
Total held to maturity	79,396	16,664	—	96,060	79,396
Available for sale:
U.S. government and government agency	402,901	10,828	(2,124)	411,605	411,605
State and municipal:
Special revenue	2,730,653	80,144	(5,469)	2,805,328	2,805,328
State general obligation	481,070	21,377	(565)	501,882	501,882
Pre-refunded	282,488	21,052	(173)	303,367	303,367
Corporate backed	380,351	11,775	(499)	391,627	391,627
Local general obligation	384,930	26,566	(531)	410,965	410,965
Total state and municipal	4,259,492	160,914	(7,237)	4,413,169	4,413,169
Mortgage-backed securities:
Residential (1)	1,064,705	12,696	(8,860)	1,068,541	1,068,541
Commercial	251,387	1,641	(1,450)	251,578	251,578
Total mortgage-backed securities	1,316,092	14,337	(10,310)	1,320,119	1,320,119
Asset-backed	2,389,187	9,836	(10,405)	2,388,618	2,388,618
Corporate:
Industrial	2,569,673	70,054	(2,842)	2,636,885	2,636,885
Financial	1,335,101	43,636	(4,716)	1,374,021	1,374,021
Utilities	255,478	12,760	(907)	267,331	267,331
Other	42,183	2	(48)	42,137	42,137
Total corporate	4,202,435	126,452	(8,513)	4,320,374	4,320,374
Foreign	909,608	32,889	(2,088)	940,409	940,409
Total available for sale	13,479,715	355,256	(40,677)	13,794,294	13,794,294
Total investments in fixed maturity securities	$13,559,111	$371,920	$(40,677)	$13,890,354	$13,873,690

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2016
Held to maturity:
State and municipal	$72,582	$12,453	$—	$85,035	$72,582
Residential mortgage-backed	15,944	1,693	—	17,637	15,944
Total held to maturity	88,526	14,146	—	102,672	88,526
Available for sale:
U.S. government and government agency	496,187	20,208	(2,593)	513,802	513,802
State and municipal:
Special revenue	2,791,211	58,559	(26,315)	2,823,455	2,823,455
State general obligation	524,682	16,964	(5,139)	536,507	536,507
Pre-refunded	356,535	19,181	(165)	375,551	375,551
Corporate backed	410,933	6,172	(6,452)	410,653	410,653
Local general obligation	360,022	15,682	(2,367)	373,337	373,337
Total state and municipal	4,443,383	116,558	(40,438)	4,519,503	4,519,503
Mortgage-backed securities:
Residential (1)	1,034,301	15,431	(12,950)	1,036,782	1,036,782
Commercial	155,540	304	(2,981)	152,863	152,863
Total mortgage-backed securities	1,189,841	15,735	(15,931)	1,189,645	1,189,645
Asset-backed	1,913,830	5,971	(11,941)	1,907,860	1,907,860
Corporate:
Industrial	2,315,567	71,007	(7,174)	2,379,400	2,379,400
Financial	1,369,001	39,543	(11,270)	1,397,274	1,397,274
Utilities	229,154	10,801	(2,411)	237,544	237,544
Other	54,073	299	(63)	54,309	54,309
Total corporate	3,967,795	121,650	(20,918)	4,068,527	4,068,527
Foreign	858,773	46,794	(2,762)	902,805	902,805
Total available for sale	12,869,809	326,916	(94,583)	13,102,142	13,102,142
Total investments in fixed maturity securities	$12,958,335	$341,062	$(94,583)	$13,204,814	$13,190,668
____________

(1)
Gross unrealized gains and (losses) for residential mortgage-backed securities include $85,907 and $(818,691) as of September 30, 2017 and December 31, 2016, respectively, related to securities with the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$745,010	$750,479
Due after one year through five years	5,089,768	5,210,268
Due after five years through ten years	3,248,254	3,396,461
Due after ten years	3,145,963	3,197,551
Mortgage-backed securities	1,330,116	1,335,595
Total	$13,559,111	$13,890,354
At September 30, 2017 and December 31, 2016, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(8) Investments in Equity Securities Available for Sale
At September 30, 2017 and December 31, 2016, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2017
Common stocks	$83,709	$339,297	$(3,486)	$419,520	$419,520
Preferred stocks	125,076	71,147	(1,718)	194,505	194,505
Total	$208,785	$410,444	$(5,204)	$614,025	$614,025
December 31, 2016
Common stocks	$94,998	$351,906	$(1,046)	$445,858	$445,858
Preferred stocks	125,589	101,392	(3,639)	223,342	223,342
Total	$220,587	$453,298	$(4,685)	$669,200	$669,200

(9) Arbitrage Trading Account
At September 30, 2017 and December 31, 2016, the fair and carrying values of the arbitrage trading account were $488 million and $300 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of September 30, 2017, the fair value of long option contracts outstanding was $1 million (notional amount of $33 million) and the fair value of short option contracts outstanding was $1 million (notional amount of $54 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(10) Net Investment Income
Net investment income consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2017	2016	2017	2016
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$118,834	$114,271	$347,976	$331,448
Investment funds	15,200	25,293	50,744	60,385
Arbitrage trading account	4,418	6,441	16,235	12,883
Real estate	5,042	585	14,894	4,552
Equity securities available for sale	604	1,069	1,845	3,217
Gross investment income	144,098	147,659	431,694	412,485
Investment expense	(1,619)	(1,991)	(5,093)	(7,635)
Net investment income	$142,479	$145,668	$426,601	$404,850

(11) Investment Funds
The Company evaluates whether it is an investor in a variable interest entity (VIE). Such entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support, or the equity investors, as a group, do not have the characteristics of a controlling financial interest (primary beneficiary).  The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose, and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE and on an ongoing basis. The Company is not the primary beneficiary in any of its investment funds, and accordingly, carries its interests in investment funds under the equity method of accounting.

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments which were $442 million as of September 30, 2017.
Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Real estate	$614,508	$641,783	$30,661	$33,028
Energy	85,817	91,448	(12,763)	7,174
Hedge equity	—	73,913	(1,164)	791
Other funds	419,582	391,002	34,010	19,392
Total	$1,119,907	$1,198,146	$50,744	$60,385

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(12) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2017	2016
Properties in operation	$451,669	$457,237
Properties under development	939,605	727,744
Total	$1,391,274	$1,184,981

In 2017, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $20,378,000 and $14,996,000 as of September 30, 2017 and December 31, 2016, respectively. Related depreciation expense was $5,382,000 and $4,117,000 for the nine months ended September 30, 2017 and 2016, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $4,966,133 in 2017, $28,251,980 in 2018, $30,174,146 in 2019, $29,415,103 in 2020, $30,054,813 in 2021, $29,966,679 in 2022 and $467,192,215 thereafter.

Properties under development include an office building in London and a mixed-use project in Washington, D.C.

(13) Loans Receivable
Loans receivable are as follows:

(In thousands)	September 30, 2017	December 31, 2016
Amortized cost (net of valuation allowance):
Real estate loans	$59,487	$92,415
Commercial loans	14,742	14,383
Total	$74,229	$106,798

Fair value:
Real estate loans	$60,372	$92,415
Commercial loans	16,243	15,884
Total	$76,615	$108,299

Valuation allowance:
Specific	$1,200	$1,200
General	2,183	2,197
Total	$3,383	$3,397

	For the Three Months Ended September 30,

	2017	2016
Increase in valuation allowance	$—	$467

	For the Nine Months Ended September 30,

	2017	2016
(Decrease) increase in valuation allowance	$(14)	$1,128
Loans receivable in non-accrual status were $4.5 million and $5.4 million as of September 30, 2017 and December 31, 2016, respectively.
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
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at September 30, 2017, and accordingly, the Company determined that a specific valuation allowance was not required.

(14) Realized and Unrealized Investment Gains (Losses)

 Realized and unrealized investment gains (losses) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Realized investment gains (losses):
Fixed maturity securities:
Gains	$8,763	$33,798	$21,795	$66,972
Losses	(197)	(1,150)	(4,162)	(5,570)
Equity securities available for sale	34,720	8,441	109,566	13,037
Investment funds (1)	124,228	(3,788)	125,383	(9,041)
Real estate	1,956	687	4,892	5,247
Other (2)	14,489	137,750	19,286	136,863
Net realized gains on investments sales	183,959	175,738	276,760	207,508
Other-than-temporary impairments (3)	—	—	—	(18,114)
Net investment gains	183,959	175,738	276,760	189,394
Income tax expense	(64,386)	(61,508)	(96,866)	(66,288)
After-tax net realized investment gains	$119,573	$114,230	$179,894	$123,106

Change in unrealized investment gains of available for sale securities:
Fixed maturity securities	$(10,627)	$(45,388)	$84,214	$169,933
Previously impaired fixed maturity securities	61	(1,406)	905	413
Equity securities available for sale	(2,126)	(28,517)	(44,812)	12,433
Investment funds	4,129	3,143	9,841	16,028
Total change in unrealized investment gains	(8,563)	(72,168)	50,148	198,807
Income tax benefit (expense)	423	24,493	(23,550)	(64,594)
Noncontrolling interests	5	57	19	66
After-tax change in unrealized investment gains of available for sale securities	$(8,135)	$(47,618)	$26,617	$134,279
______________________
(1) Investment funds includes a gain of $124.3 million from the sale of an investment in an office building located in Washington, D.C. for the three and nine months ended September 30, 2017.

(2) Other includes a gain of $134.9 million from the sale of Aero Precision Industries and certain related aviation services business for the three and nine months ended September 30, 2016.

(3) There were no other than temporary impairments (OTTI) for the three and nine months ended September 30, 2017, or for the three months ended September 30, 2016. OTTI for the nine months ended September 30, 2016 of $18.1 million were related to common stock.

(15) Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at September 30, 2017 and December 31, 2016 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2017
U.S. government and government agency	$118,066	$1,048	$48,880	$1,076	$166,946	$2,124
State and municipal	650,353	5,797	119,087	1,440	769,440	7,237
Mortgage-backed securities	527,034	5,000	221,923	5,310	748,957	10,310
Asset-backed securities	1,116,878	8,033	130,734	2,372	1,247,612	10,405
Corporate	651,373	5,395	57,557	3,118	708,930	8,513
Foreign government	220,860	2,072	1,599	16	222,459	2,088
Fixed maturity securities	3,284,564	27,345	579,780	13,332	3,864,344	40,677
Common stocks	4,678	3,095	9,387	391	14,065	3,486
Preferred stocks	—	—	23,957	1,718	23,957	1,718
Equity securities available for sale	4,678	3,095	33,344	2,109	38,022	5,204
Total	$3,289,242	$30,440	$613,124	$15,441	$3,902,366	$45,881

December 31, 2016
U.S. government and government agency	$112,709	$1,252	$35,450	$1,341	$148,159	$2,593
State and municipal	1,562,614	35,553	133,034	4,885	1,695,648	40,438
Mortgage-backed securities	625,903	11,103	109,066	4,828	734,969	15,931
Asset-backed securities	1,010,836	5,340	201,693	6,601	1,212,529	11,941
Corporate	1,035,245	13,448	65,147	7,470	1,100,392	20,918
Foreign government	213,246	1,985	24,820	777	238,066	2,762
Fixed maturity securities	4,560,553	68,681	569,210	25,902	5,129,763	94,583
Common stocks	336	22	8,755	1,024	9,091	1,046
Preferred stocks	—	—	22,034	3,639	22,034	3,639
Equity securities available for sale	336	22	30,789	4,663	31,125	4,685
Total	$4,560,889	$68,703	$599,999	$30,565	$5,160,888	$99,268

Fixed Maturity Securities – A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2017 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	9	$55,292	$462
Mortgage-backed securities	6	5,975	150
Corporate	3	2,852	211
Asset-backed securities	3	1,331	115
Total	21	$65,450	$938

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
Preferred Stocks – At September 30, 2017, there was one preferred stock in an unrealized loss position, with a fair value of $24.0 million and a gross unrealized loss of $1.7 million. Based upon management’s view of the underlying value of the security, the Company does not consider the equity security to be OTTI. For the nine months ended September 30, 2017 and 2016, there was no OTTI for preferred stocks.
Common Stocks – At September 30, 2017, there were three common stocks in an unrealized loss position, with an aggregate fair value of $14.1 million and a gross unrealized loss of $3.5 million. Based upon management's view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI. There was no OTTI of common stocks for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, OTTI for common stocks was $18.1 million.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$411,605	$—	$411,605	$—
State and municipal	4,413,169	—	4,413,169	—
Mortgage-backed securities	1,320,119	—	1,320,119	—
Asset-backed securities	2,388,618	—	2,388,444	174
Corporate	4,320,374	—	4,320,374	—
Foreign government	940,409	—	940,409	—
Total fixed maturity securities available for sale	13,794,294	—	13,794,120	174
Equity securities available for sale:
Common stocks	419,520	410,133	—	9,387
Preferred stocks	194,505	—	190,649	3,856
Total equity securities available for sale	614,025	410,133	190,649	13,243
Arbitrage trading account	488,238	275,818	212,420	—
Total	$14,896,557	$685,951	$14,197,189	$13,417
Liabilities:
Trading account securities sold but not yet purchased	$44,937	$44,851	$86	$—

December 31, 2016
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$513,802	$—	$513,802	$—
State and municipal	4,519,503	—	4,519,503	—
Mortgage-backed securities	1,189,645	—	1,189,645	—
Asset-backed securities	1,907,860	—	1,907,677	183
Corporate	4,068,527	—	4,068,527	—
Foreign government	902,805	—	902,805	—
Total fixed maturity securities available for sale	13,102,142	—	13,101,959	183
Equity securities available for sale:
Common stocks	445,858	429,647	7,457	8,754
Preferred stocks	223,342	—	219,680	3,662
Total equity securities available for sale	669,200	429,647	227,137	12,416
Arbitrage trading account	299,999	224,623	75,376	—
Total	$14,071,341	$654,270	$13,404,472	$12,599
Liabilities:
Trading account securities sold but not yet purchased	$51,179	$51,089	$90	$—
There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2017 or during the year ended December 31, 2016.

The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers	Ending Balance
								In / (Out)
Nine months ended September 30, 2017:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$183	$2	$32	$—	$—	$(43)	$—	$—	$174
Corporate	—	—	—	—	—	—	—	—	—
Total	183	2	32	—	—	(43)	—	—	174
Equity securities available for sale:
Common stocks	8,754	—	633	—	—	—	—	—	9,387
Preferred stocks	3,662	19	—	—	175	—	—	—	3,856
Total	12,416	19	633	—	175	—	—	—	13,243
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$12,599	$29	$665	$—	$175	$(51)	$—	$—	$13,417

Year ended December 31, 2016:
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$199	$3	$16	$—	$—	$—	$(35)	$—	$183
Corporate	154	177	—	—	—	(331)	—	—	—
Total	353	180	16	—	—	(331)	(35)	—	183
Equity securities available for sale:
Common stocks	7,829	—	160	—	765	—	—	—	8,754
Preferred stocks	3,624	38	—	—	—	—	—	—	3,662
Total	11,453	38	160	—	765	—	—	—	12,416
Arbitrage trading account	176	(176)	—	—	—	—	—	—	—
Total	$11,982	$42	$176	$—	$765	$(331)	$(35)	$—	$12,599
During the nine months ended September 30, 2017 and for the year ended December 31, 2016, there were no transfers out of Level 3.

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2017	2016
Net reserves at beginning of year	$9,590,265	$9,244,872
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	2,998,687	2,838,777
Decrease in estimates for claims occurring in prior years (2) (3)	(7,648)	(23,518)
Loss reserve discount accretion	34,436	37,080
Total	3,025,475	2,852,339
Net payments for claims:
Current year	628,078	612,615
Prior year	1,996,977	1,931,454
Total	2,625,055	2,544,069
Foreign currency translation	57,789	(6,266)
Net reserves at end of period	10,048,474	9,546,876
Ceded reserve at end of period	1,605,872	1,550,954
Gross reserves at end of period	$11,654,346	$11,097,830
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $16,787,000 and $12,085,000 for the nine months ended September 30, 2017 and 2016, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $30,609,000 and $45,813,000 for the nine months ended September 30, 2017 and 2016, respectively.

(3)
For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $31 million and $42 million for the nine months ended September 30, 2017 and 2016, respectively.

In 2017, favorable prior year development (net of additional and return premiums) of $31 million included $62 million of favorable development for the Insurance segment, partially offset by $31 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business (including excess workers' compensation). The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the U.K., as well as adverse development in the U.S. facultative casualty excess of loss business. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K., and was reduced by the U.K. Ministry of Justice from +2.5% to -0.75%; the adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016. The adverse development on U.S. facultative casualty business related to construction-related risks in accident years 2008 and prior.

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

(18) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,873,690	$13,890,354	$13,190,668	$13,204,814
Equity securities available for sale	614,025	614,025	669,200	669,200
Arbitrage trading account	488,238	488,238	299,999	299,999
Loans receivable	74,229	76,615	106,798	108,299
Cash and cash equivalents	773,997	773,997	795,285	795,285
Trading account receivables from brokers and clearing organizations	297,208	297,208	484,593	484,593
Liabilities:
Due to broker	58,973	58,973	19,416	19,416
Trading account securities sold but not yet purchased	44,937	44,937	51,179	51,179
Subordinated debentures	728,071	728,291	727,630	687,504
Senior notes and other debt	1,759,929	1,946,700	1,760,595	1,914,727
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

(19) Reinsurance

The following is a summary of reinsurance financial information:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2017	2016	2017	2016
Written premiums:
Direct	$1,679,389	$1,643,870	$5,127,465	$5,061,646
Assumed	194,769	224,979	570,052	702,265
Ceded	(302,975)	(261,484)	(915,245)	(850,255)
Total net premiums written	$1,571,183	$1,607,365	$4,782,272	$4,913,656

Earned premiums:
Direct	$1,692,453	$1,647,033	$4,972,755	$4,824,768
Assumed	202,972	216,758	605,281	635,443
Ceded	(313,925)	(277,847)	(857,792)	(787,139)
Total net premiums earned	$1,581,500	$1,585,944	$4,720,244	$4,673,072

Ceded losses and loss expenses incurred	$247,104	$213,065	$424,905	$507,258
Ceded commissions earned	$63,222	$47,315	$177,524	$143,809
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of September 30, 2017 and December 31, 2016.

(20) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $30 million and $25 million for the nine months ended September 30, 2017 and 2016, respectively. A summary of RSUs issued in the nine months ended September 30, 2017 and 2016 follows:

($ in thousands)	Units	Fair Value
2017	855,051	$58,712
2016	990,487	$57,959

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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total (1)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2017
Insurance	$1,433,729	$105,924	$—	$1,539,653	$171,478	$123,240
Reinsurance	147,771	21,528	—	169,299	(57,643)	(35,074)
Corporate, other and eliminations (2)	—	15,027	123,404	138,431	(71,681)	(45,685)
Net investment gains	—	—	183,959	183,959	183,959	119,573
Total	$1,581,500	$142,479	$307,363	$2,031,342	$226,113	$162,054
Three months ended September 30, 2016
Insurance	$1,423,635	$111,300	$—	$1,534,935	$210,498	$140,730
Reinsurance	162,309	27,567	—	189,876	27,321	18,725
Corporate, other and eliminations (2)	—	6,801	112,377	119,178	(81,942)	(53,035)
Net investment gains	—	—	175,738	175,738	175,738	114,230
Total	$1,585,944	$145,668	$288,115	$2,019,727	$331,615	$220,650
Nine months ended September 30, 2017:
Insurance	$4,262,485	320,552	$—	$4,583,037	$557,605	$381,736
Reinsurance	457,759	67,798	—	525,557	(38,279)	(20,801)
Corporate, other and eliminations (2)	—	38,251	326,203	364,454	(224,716)	(146,324)
Net investment gains	—	—	276,760	276,760	276,760	179,894
Total	$4,720,244	$426,601	$602,963	$5,749,808	$571,370	$394,505
Nine months ended September 30, 2016:
Insurance	$4,180,985	$304,904	$—	$4,485,889	$586,651	$394,746
Reinsurance	492,087	77,119	—	569,206	79,215	54,885
Corporate, other and eliminations (2)	—	22,827	415,224	438,051	(190,655)	(123,610)
Net investment gains	—	—	189,394	189,394	189,394	123,106
Total	$4,673,072	$404,850	$604,618	$5,682,540	$664,605	$449,127
_________________
(1) Revenues for Insurance from foreign countries for the three months ended September 30, 2017 and 2016 were $166 million and $187 million, respectively, and for the nine months ended September 30, 2017 and 2016 were $513 million and $546 million, respectively. Revenues for Reinsurance from foreign countries for the three months ended September 30, 2017 and 2016 were $49 million and $48 million, respectively, and for the nine months ended September 30, 2017 and 2016 were $150 million and $153 million, respectively.
(2) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	September 30, 2017	December 31, 2016
Insurance	$19,136,776	$19,137,758
Reinsurance	3,243,610	2,524,338
Corporate, other and eliminations	1,955,690	1,687,980
Consolidated	$24,336,076	$23,350,076

Net premiums earned by major line of business are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2017	2016	2017	2016
Insurance:
Other liability	$466,616	$455,841	$1,378,505	$1,302,841
Workers’ compensation	378,529	354,185	1,106,616	1,042,503
Short-tail lines (1)	287,860	312,865	887,791	962,435
Commercial automobile	163,277	164,540	482,929	481,249
Professional liability	137,447	136,204	406,644	391,957
Total Insurance	1,433,729	1,423,635	4,262,485	4,180,985

Reinsurance:
Casualty	94,478	97,153	282,430	301,571
Property	53,293	65,156	175,329	190,516
Total Reinsurance	147,771	162,309	457,759	492,087

Total	$1,581,500	$1,585,944	$4,720,244	$4,673,072
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
An important part of our strategy is to form new operating units to capitalize on various business opportunities. Over the years, the Company has formed numerous operating units that are focused on important parts of the economy in the U.S., including healthcare, cyber security, energy and agriculture, and on growing international markets, including the Asia-Pacific region, South America and Mexico.
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
During the third quarter of 2017, catastrophe losses were $119 million, including $107 million related to Hurricanes Harvey, Irma, and Maria and two earthquakes in Mexico.
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
Our net reserves for losses and loss expenses of approximately $10.0 billion as of September 30, 2017 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.8 billion, or 17%, of the Company’s net loss reserves as of September 30, 2017 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2017	December 31, 2016
Insurance	$8,291,708	$7,913,074
Reinsurance	1,756,766	1,677,191
Net reserves for losses and loss expenses	10,048,474	9,590,265
Ceded reserves for losses and loss expenses	1,605,872	1,606,930
Gross reserves for losses and loss expenses	$11,654,346	$11,197,195
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2017
Other liability	$1,243,208	$2,162,031	$3,405,239
Workers’ compensation (1)	1,530,194	1,246,084	2,776,278
Professional liability	299,418	584,606	884,024
Commercial automobile	341,998	267,136	609,134
Short-tail lines (2)	309,692	307,341	617,033
Total Insurance	3,724,510	4,567,198	8,291,708
Reinsurance (1)	909,690	847,076	1,756,766
Total	$4,634,200	$5,414,274	$10,048,474

December 31, 2016
Other liability	$1,159,082	$2,061,966	$3,221,048
Workers’ compensation (1)	1,453,318	1,228,774	2,682,092
Professional liability	264,188	542,539	806,727
Commercial automobile	344,143	252,978	597,121
Short-tail lines (2)	322,872	283,214	606,086
Total Insurance	3,543,603	4,369,471	7,913,074
Reinsurance (1)	823,516	853,675	1,677,191
Total	$4,367,119	$5,223,146	$9,590,265
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $599 million and $640 million as of September 30, 2017 and December 31, 2016, respectively.
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

Net prior year development (i.e. the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Net decrease in prior year loss reserves	$7,648	$23,518
Increase in prior year earned premiums	22,940	18,039
Net favorable prior year development	$30,588	$41,557

In 2017, favorable prior year development (net of additional and return premiums) of $31 million included $62 million of favorable development for the Insurance segment, partially offset by $31 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business (including excess workers' compensation). The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the U.K., as well as adverse development on the U.S. facultative casualty excess of loss business. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K., and was reduced by the U.K. Ministry of Justice from +2.5% to -0.75%; the adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016. The adverse development on U.S. facultative casualty business was due to construction-related risks in accident years 2008 and prior.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,849 million and $1,907 million at September 30, 2017 and December 31, 2016, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $599 million and $640 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.

             Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2017) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

        The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2017), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

         Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $56 million at September 30, 2017 and $68 million at December 31, 2016. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of September 30, 2017:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	592	$3,864,164	$40,565
Unrealized loss of 20% or greater of amortized cost:
Twelve months and longer	3	180	112
Total	595	$3,864,344	$40,677
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2017 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	9	$55,292	$462
Mortgage-backed securities	6	5,975	150
Corporate	3	2,852	211
Asset-backed securities	3	1,331	115
Total	21	$65,450	$938

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
Preferred Stocks – At September 30, 2017, there was one preferred stock in an unrealized loss position, with a fair value of $24.0 million and a gross unrealized loss of $1.7 million. Based upon management's view of the underlying value of the security, the Company does not consider the equity security to be OTTI. For the nine months ended September 30, 2017 and 2016, there was no OTTI for preferred stocks.
Common Stocks – At September 30, 2017, there were three common stocks in an unrealized loss position, with an aggregate fair value of $14.1 million and a gross unrealized loss of $3.5 million. Based upon management’s view of the underlying value of these securities, the Company does not consider these equity securities to be OTTI. There was no OTTI of common stocks for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, OTTI for common stocks was $18.1 million.

Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million at both September 30, 2017 and December 31, 2016.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2017:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,570,457	98.4%
Syndicate manager	43,196	0.3
Directly by the Company based on:
Observable data	180,467	1.3
Cash flow model	174	—
Total	$13,794,294	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2017, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2017 and 2016. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2017	2016
Insurance:
Gross premiums written	$5,233,692	$5,184,033
Net premiums written	4,364,638	4,386,944
Net premiums earned	4,262,485	4,180,985
Loss ratio	61.7%	61.1%
Expense ratio	32.8%	32.3%
GAAP combined ratio	94.5%	93.4%
Reinsurance:
Gross premiums written	$463,825	$579,878
Net premiums written	417,634	526,712
Net premiums earned	457,759	492,087
Loss ratio	86.1%	60.5%
Expense ratio	37.1%	39.1%
GAAP combined ratio	123.2%	99.6%
Consolidated:
Gross premiums written	$5,697,517	$5,763,911
Net premiums written	4,782,272	4,913,656
Net premiums earned	4,720,244	4,673,072
Loss ratio	64.1%	61.0%
Expense ratio	33.2%	33.1%
GAAP combined ratio	97.3%	94.1%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2017 and 2016:

(In thousands, except per share data)	2017	2016
Net income to common stockholders	$394,505	$449,127
Weighted average diluted shares	129,289	128,501
Net income per diluted share	$3.05	$3.50
The Company reported net income of $395 million in 2017 compared to $449 million in 2016. The 12% decrease in net income was primarily due to an after-tax decrease in underwriting income of $97 million mainly driven by increased catastrophe losses from Hurricanes Harvey, Irma and Maria, as well as two earthquakes in Mexico, an after-tax increase in net foreign currency losses of $17 million, and an after-tax decrease in income from non-insurance businesses of $7 million, partially offset by an increase in after-tax net investment gains of $57 million and an after-tax increase in investment income of $14 million. The number of weighted average diluted shares remained relatively unchanged for the nine months ended September 30, 2017 and 2016.
Premiums. Gross premiums written were $5,698 million in 2017, a decrease of 1% from $5,764 million in 2016. The decrease was due to a decrease in the Reinsurance segment of $116 million, partially offset by an increase in the Insurance segment of $50 million. Approximately 77.7% of policies expiring in 2017 were renewed, compared with a 77.8% renewal retention rate for policies expiring in 2016.
    Average renewal premium rates for insurance and facultative reinsurance increased 1.0% in 2017 when adjusted for change in exposures.

A summary of gross premiums written in 2017 compared with 2016 by line of business within each business segment follows:

•
Insurance - gross premiums increased 1% to $5,234 million in 2017 from $5,184 million in 2016. Gross premiums increased $25 million (5%) for professional liability, $19 million (4%) for commercial auto, $8 million (1%) for workers' compensation, and $2 million (less than 1%) for short-tail lines and decreased $4 million (less than 1%) for other liability.

•	Reinsurance - gross premiums decreased 20% to $464 million in 2017 from $580 million in 2016. Gross premiums decreased $87 million (35%) for property lines and $29 million (9%) for casualty lines.
Net premiums written were $4,782 million in 2017, a decrease of 3% from $4,914 million in 2016. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2017 and 15% in 2016.
Premiums earned increased 1% to $4,720 million in 2017 from $4,673 million in 2016. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2017 are related to business written during both 2017 and 2016. Audit premiums were $137 million in 2017 compared with $116 million in 2016.
Net investment Income. Following is a summary of net investment income for the nine months ended September 30, 2017 and 2016:

	Amount		Average Annualized Yield
($ in thousands)	2017	2016	2017	2016
Fixed maturity securities, including cash and cash equivalents and loans receivable	$347,976	$331,448	3.3%	3.3%
Investment funds	50,744	60,385	5.5	6.6
Arbitrage trading account	16,235	12,883	4.0	4.4
Real estate	14,894	4,552	1.6	0.6
Equity securities available for sale	1,845	3,217	1.2	2.2
Gross investment income	431,694	412,485	3.3	3.3
Investment expenses	(5,093)	(7,635)
Total	$426,601	$404,850	3.3%	3.3%
Net investment income increased 5% to $427 million in 2017 from $405 million in 2016 due primarily to a $16 million increase in income from fixed maturity securities, a $10 million increase from real estate, a $3 million increase from the arbitrage trading account, and a reduction of investment expenses of $3 million, partially offset by a $10 million decrease from investment funds. Average invested assets, at cost (including cash and cash equivalents), were $17.4 billion in 2017 and $16.6 billion in 2016.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees decreased to $100 million in 2017 from $109 million in 2016.
Net Realized Gains on Investment Sales. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $277 million in 2017 compared with $208 million in 2016. The nine months ended September 30, 2017 include a gain of $124 million from the sale of an investment in an office building located in Washington D.C. The nine months ended September 30, 2016 include a gain of $135 million from the sale of Aero Precision Industries and certain related aviation services business.
Other-Than-Temporary Impairments. There were no impairments in 2017. Other-than-temporary impairments of $18.1 million in 2016 related to common stocks.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $225 million in 2017 and $306 million in 2016. The decrease was primarily related to the sale of Aero Precision Industries in August 2016, partially offset by revenues from the textile business purchased in March 2017.
Losses and Loss Expenses. Losses and loss expenses increased to $3,025 million in 2017 from $2,852 million in 2016. The consolidated loss ratio was 64.1% in 2017 and 61.0% in 2016. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $167 million in 2017 and $68 million in 2016. Hurricanes Harvey, Irma and Maria, along with two earthquakes in Mexico, resulted in catastrophe losses of $107 million. Favorable prior year reserve development (net of premium offsets) was $31 million in 2017 and $42 million in 2016. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.8 points to 61.2% in 2017 from 60.4% in 2016.
A summary of loss ratios in 2017 compared with 2016 by business segment follows:

•
Insurance - The loss ratio was 61.7% in 2017 and 61.1% in 2016. Catastrophe losses were $94 million in 2017 compared with $58 million in 2016. Favorable prior year reserve development was $62 million in 2017 and $38 million in 2016. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.4 points to 61.0% in 2017 from 60.6% in 2016.

•
Reinsurance - The loss ratio of 86.1% in 2017 was 25.6 points higher than the loss ratio of 60.5% in 2016. Catastrophe losses were $73 million in 2017 compared with $10 million in 2016. Adverse prior year reserve development was $31 million in 2017 largely due to the impact of the change in the Ogden discount rate in the U.K. and adverse development related to the U.S. facultative casualty excess of loss business, compared with favorable prior year development of $4 million in 2016. The loss ratio excluding catastrophe losses and prior year reserve development increased 4.1 points to 63.3% in 2017 from 59.2% in 2016.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2017	2016
Policy acquisition and operating insurance expenses	$1,567,359	$1,544,792
Insurance service expenses	97,308	103,868
Net foreign currency (gains) losses	14,255	(11,547)
Other costs and expenses	142,233	133,337
Total	$1,821,155	$1,770,450

Policy acquisition and operating insurance expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and operating insurance expenses increased 1% compared with an increase in net premiums earned of 1%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.2% and 33.1% for the nine months ended September 30, 2017 and 2016, respectively.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $97 million in 2017 from $104 million in 2016.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $14 million in 2017 compared to gains of $12 million in 2016.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $142 million in 2017 from $133 million in 2016 primarily because of startup costs for new business ventures.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $221 million in 2017 compared to $291 million in 2016. The decline mainly relates to the sale of Aero Precision Industries in August 2016, partially offset by the expense from the textile business purchased in March 2017.

Interest Expense. Interest expense was $110 million in 2017 compared with $104 million in 2016. During 2017, the Company repaid $2 million of debt compared to $83 million in 2016, mainly in connection with the sale of Aero Precision Industries. In February 2016, the Company issued $110 million of 5.9% subordinated debentures maturing in 2056, and in May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056.
Income Taxes. The effective income tax rate was 31% in 2017 and 32% in 2016. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $40 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $4 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2017 and 2016. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2017	2016
Insurance:
Gross premiums written	$1,718,552	$1,688,712
Net premiums written	1,432,334	1,443,986
Net premiums earned	1,433,729	1,423,635
Loss ratio	63.2%	60.9%
Expense ratio	32.4%	32.3%
GAAP combined ratio	95.6%	93.2%
Reinsurance:
Gross premiums written	$155,606	$180,137
Net premiums written	138,849	163,379
Net premiums earned	147,771	162,309
Loss ratio	118.7%	61.3%
Expense ratio	34.9%	38.9%
GAAP combined ratio	153.6%	100.2%
Consolidated:
Gross premiums written	$1,874,158	$1,868,849
Net premiums written	1,571,183	1,607,365
Net premiums earned	1,581,500	1,585,944
Loss ratio	68.4%	60.9%
Expense ratio	32.6%	33.0%
GAAP combined ratio	101.0%	93.9%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2017 and 2016:

(in thousands, except per share data)	2017	2016
Net income to common stockholders	$162,054	$220,650
Weighted average diluted shares	128,944	128,556
Net income per diluted share	$1.26	$1.72
The Company reported net income of $162 million in 2017 compared to $221 million in 2016. The 27% decrease in net income was primarily due to an after-tax decrease in underwriting income of $73 million mainly driven by increased catastrophe losses from Hurricanes Harvey, Irma and Maria, as well as two earthquakes in Mexico, partially offset by an $11 million benefit related to stock compensation tax benefits being recognized within income tax expense starting in 2017 and an after-tax increase in net investment gains of $5 million. The number of weighted average diluted shares remained relatively unchanged for the three months ended September 30, 2017 and 2016.
Premiums. Gross premiums written were $1,874 million in 2017, an increase of less than 1% from $1,869 million in 2016. Approximately 77.5% of policies expiring in 2017 were renewed, compared with a 77.7% renewal retention rate for policies expiring in 2016.
Average renewal premium rates for insurance and facultative reinsurance increased 0.7% in 2017 when adjusted for change in exposures.
     A summary of gross premiums written in 2017 compared with 2016 by line of business within each business segment follows:

•
Insurance - gross premiums increased 2% to $1,719 million in 2017 from $1,689 million in 2016. Gross premiums increased $13 million (3%) for short tail lines, $12 million (3%) for workers' compensation, $6 million (3%) for commercial auto and $4 million (2%) for professional liability and decreased $5 million (1%) for other liability.

•
Reinsurance - gross premiums decreased 14% to $156 million in 2017 from $180 million in 2016. Gross premiums decreased $26 million (34%) for property lines and increased $2 million (2%) for casualty lines.

Net premiums written were $1,571 million in 2017, a decrease of 2% from $1,607 million in 2016. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2017 and 14% in 2016.
Premiums earned decreased less than 1% to $1,582 million in 2017 from $1,586 million in 2016. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term. Premiums earned in 2017 are related to business written during both 2017 and 2016. Audit premiums were $46 million in 2017 compared with $35 million in 2016.
Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2017 and 2016:

	Amount		Average Annualized Yield
($ in thousands)	2017	2016	2017	2016
Fixed maturity securities, including cash and cash equivalents and loans receivable	$118,834	$114,271	3.4%	3.3%
Investment funds	15,200	25,293	5.2	8.1
Arbitrage trading account	4,418	6,441	3.5	5.6
Real estate	5,042	585	1.5	0.2
Equity securities available for sale	604	1,069	1.2	2.0
Gross investment income	144,098	147,659	3.3	3.5
Investment expenses	(1,619)	(1,991)
Total	$142,479	$145,668	3.2%	3.4%
Net investment income decreased 2% to $142 million in 2017 from $146 million in 2016 due primarily to a $10 million decrease from investment funds and a $2 million decrease from the arbitrage trading account, partially offset by a $4 million increase from fixed maturity securities and an increase of $4 million in income from real estate. Average invested assets, at cost (including cash and cash equivalents), were $17.6 billion in 2017 up from $17.0 billion in 2016.
Insurance Service Fees. The Company earns fees from an insurance distribution business and as a servicing carrier of workers' compensation assigned risk plans for certain states. Service fees increased to $34 million in 2017 from $32 million in 2016.
Net Realized Gains on Investment Sales. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $184 million in 2017 compared with $176 million in 2016. The three months ended September 30, 2017 include a gain of $124 million from the sale of an investment in an office building located in Washington D.C. The three months ended

September 30, 2016 include a gain of $135 million from the sale of Aero Precision Industries and certain related aviation services business.
Other-Than-Temporary Impairments. There were no other-than-temporary impairments during the three months ended September 30, 2017 and 2016.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $90 million in 2017 and $80 million in 2016. The increase was primarily related to the textile business purchased in March 2017.
Losses and Loss Expenses. Losses and loss expenses increased to $1,081 million in 2017 from $966 million in 2016. The consolidated loss ratio was 68.4% in 2017 and 60.9% in 2016. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $119 million in 2017 and $12 million in 2016. Hurricanes Harvey, Irma and Maria, along with two earthquakes in Mexico, resulted in catastrophe losses of $107 million. Favorable prior year reserve development (net of premium offsets) was $7 million in 2017 and $13 million in 2016. The loss ratio, excluding catastrophe losses and prior year reserve development, increased 0.4 points to 61.3% in 2017 from 60.9% in 2016.
A summary of loss ratios in 2017 compared with 2016 by business segment follows:

•
Insurance - The loss ratio of 63.2% in 2017 was 2.3 points higher than the loss ratio of 60.9% in 2016. Catastrophe losses were $47 million in 2017 and $9 million in 2016. Favorable prior year reserve development was $13 million in both 2017 and 2016. The loss ratio, excluding catastrophe losses and prior year reserve development, decreased 0.4 points to 60.8% in 2017 from 61.2% in 2016.

•
Reinsurance - The loss ratio of 118.7% in 2017 was 57.4 points higher than the loss ratio of 61.3% in 2016. Catastrophe losses were $72 million in 2017 compared with $3 million in 2016. Adverse prior year reserve development was $6 million in 2017 compared with favorable prior year reserve development of $0.2 million in 2016. The loss ratio, excluding catastrophe losses and prior year reserve development, increased 6.9 points to 66.1% in 2017 from 59.2% in 2016 largely due to increased attritional losses.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2017	2016
Policy acquisition and operating insurance expenses	$516,243	$523,254
Insurance service expenses	32,451	32,441
Net foreign currency (gains) losses	1,779	(2,193)
Other costs and expenses	50,349	52,846
Total	$600,822	$606,348

Policy acquisition and operating insurance expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and operating insurance expenses decreased 1% compared with a decrease in net premiums earned of less than 1%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) decreased to 32.6% from 33.0% in 2016.

Service expenses, which represent the costs associated with the fee-based businesses, remained flat at $32 million for 2017 and 2016.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $2 million in 2017 compared to gains of $2 million in 2016.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $50 million in 2017 from $53 million in 2016.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $86 million in 2017 compared to $79 million in 2016. The increase was primarily related to the textile business purchased in March 2017.
Interest Expense. Interest expense was $37 million in both 2017 and 2016. During 2017, the Company repaid $2 million of debt compared to $83 million in 2016, mainly in connection with the sale of Aero Precision Industries.
Income Taxes. The effective income tax rate was 28% in 2017 and 33% in 2016. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income, as well as the new requirement in 2017 to recognize tax benefits for stock compensation in income tax expense.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $40 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $4 million, assuming all tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.9 years at September 30, 2017, down from 3.1 years at December 31, 2016. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2017 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agency	$411,605	2.2%
State and municipal:
Special revenue	2,829,795	15.4
State general obligation	537,537	2.9
Local general obligation	415,635	2.3
Corporate backed	391,627	2.1
Pre-refunded (1)	303,947	1.8
Total state and municipal	4,478,541	24.4
Mortgage-backed securities:
Agency	832,993	4.5
Commercial	251,578	1.4
Residential-Prime	226,274	1.2
Residential-Alt A	23,298	0.2
Total mortgage-backed securities	1,334,143	7.2
Asset-backed securities	2,388,618	13.0
Corporate:
Industrial	2,636,885	14.4
Financial	1,374,021	7.5
Utilities	267,331	1.5
Other	42,137	0.2
Total corporate	4,320,374	23.6
Foreign government and foreign government agencies	940,409	5.1
Total fixed maturity securities	13,873,690	75.7
Equity securities available for sale:
Common stocks	419,520	2.3
Preferred stocks	194,505	1.1
Total equity securities available for sale	614,025	3.4
Real estate	1,391,274	7.5
Investment funds	1,119,907	6.0
Cash and cash equivalents	773,997	4.2
Arbitrage trading account	488,238	2.7
Loans receivable	74,229	0.5
Total investments	$18,335,360	100.0%
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
At September 30, 2017, investments in foreign government fixed maturity securities (which are generally held by the Company's foreign operations) were as follows:

(In thousands)	Carrying Value
Argentina	$259,720
Australia	217,397
Canada	175,816
United Kingdom	84,894
Brazil	53,547
Germany	48,794
Supranational (1)	40,591
Singapore	25,326
Norway	9,930
Mexico	9,490
Colombia	7,696
Uruguay	7,208
Total	$940,409
________
(1) Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction and Development.
Equity Securities. Equity securities primarily represent investments in common and preferred stocks in companies with potential growth opportunities in different sectors, including healthcare and financial institutions.
Investment Funds. At September 30, 2017, the carrying value of investment funds was $1,120 million, including investments in real estate funds of $615 million, energy funds of $86 million, and other funds of $419 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2017, real estate properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are two properties under development: an office building in London and a mixed-use project in Washington, D.C. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $74 million and an aggregate fair value of $77 million at September 30, 2017. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of September 30, 2017. Loans receivable include real estate loans of $59 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $15 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.

Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.9 years at September 30, 2017, down from 3.1 years at December 31, 2016.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
            Cash Flow. Cash flow provided from operating activities decreased to $522 million in the first nine months of 2017 from $727 million in the comparable period in 2016, primarily due to the timing of loss and loss expense payments and payments to taxing authorities.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2017. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At September 30, 2017, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,488 million and a face amount of $2,521 million. The maturities of the outstanding debt are $442 million in 2019, $302 million in 2020, $427 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053 and $400 million in 2056.

In February 2016, the Company issued $110 million aggregate principal amount of its 5.9% subordinated debentures due 2056, and in May 2016, the Company issued $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. During 2017, the Company repaid $2 million of debt compared to $83 million of debt in 2016 mainly in connection with the sale of Areo Precision Industries.
Equity. At September 30, 2017, total common stockholders’ equity was $5.4 billion, common shares outstanding were 121,769,109 and stockholders’ equity per outstanding share was $44.60. The Company repurchased 441,119 common shares for $28.4 million during the three months ended September 30, 2017. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $7.9 billion at September 30, 2017. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 31% at September 30, 2017 and 33% at December 31, 2016.

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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 21 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's annual report on From 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2017 and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2017	—	—	—	6,851,086
August 2017	—	—	—	10,000,000 (1)
September 2017	441,119	$64.333	441,119	9,558,881

(1) The Company's repurchase authorization was increased to 10,000,000 shares on August 8, 2017.

Item 6. Exhibits

Number
(10.1)	Form of 2017 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2012 Stock Incentive Plan

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 8, 2017	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 8, 2017	/s/ Richard M. Baio
Richard M. Baio
Senior Vice President - Chief Financial Officer and Treasurer