Form 10-K
period 2017-12-31
BERKLEY W R CORP
filed 2018-02-23
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
 Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,663,402,098.
Number of shares of common stock, $.20 par value, outstanding as of February 20, 2018: 121,542,004
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	17
ITEM	1B.	UNRESOLVED STAFF COMMENTS	26
ITEM	2.	PROPERTIES	26
ITEM	3.	LEGAL PROCEEDINGS	26
ITEM	4.	MINE SAFETY DISCLOSURES	26

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	27
ITEM	6.	SELECTED FINANCIAL DATA	29
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	54
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	103
ITEM	9A.	CONTROLS AND PROCEDURES	103
ITEM	9B.	OTHER INFORMATION	105

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	106
ITEM	11.	EXECUTIVE COMPENSATION	106
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	106
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	106
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	106

	PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	107
ITEM	16.	FORM 10-K SUMMARY	110
EX-21		LIST OF COMPANIES AND SUBSIDIARIES
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2018 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

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

•	foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations;

•	our ability to attract and retain key personnel and qualified employees;

•	continued availability of capital and financing;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA");

•	the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	credit risk relating to our policyholders, independent agents and brokers;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	potential difficulties with technology and/or data security;

•	the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2018 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

PART I
ITEM 1. BUSINESS

W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two segments of the property casualty insurance business:

•
Insurance - predominantly commercial insurance business, including excess and surplus lines, admitted lines and specialty personal lines throughout the United States, as well as insurance business in the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, Asia and Australia.

•	Reinsurance - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, the Asia-Pacific region and South Africa.
Commencing with the first quarter of 2017, the Company reclassified two businesses from the Insurance segment to the Reinsurance segment. Reclassifications have been made to the Company's prior periods financial information to conform with the presentation.
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
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our operating segments for each of the past five years were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Net premiums written:
Insurance	$5,715,871	$5,743,620	$5,555,437	$5,302,436	$4,734,670
Reinsurance	544,637	680,293	634,078	694,511	765,503
Total	$6,260,508	$6,423,913	$6,189,515	$5,996,947	$5,500,173

	Year Ended December 31,
	2017	2016	2015	2014	2013
Percentage of net premiums written:
Insurance	91.3%	89.4%	89.8%	88.4%	86.1%
Reinsurance	8.7	10.6	10.2	11.6	13.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Twenty-nine of our insurance company subsidiaries are rated by A.M. Best Company, Inc. ("A.M. Best") and have ratings of A+ (Superior) (the second highest rating out of 15 possible ratings). A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “The Financial Strength Rating opinion addresses the relative ability of an insurer to meet its ongoing insurance obligations. The ratings are not assigned to specific insurance policies or contracts and do not address any other risk.” A.M. Best reviews its ratings on a periodic basis, and its ratings of the Company's subsidiaries are therefore subject to change.
Our twenty-four insurance company subsidiaries rated by Standard & Poor's (“S&P”) have financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings).
Our Moody's ratings are A2 for Berkley Insurance Company, Berkley Regional Insurance Company and Admiral Insurance Company (the sixth highest rating out of twenty-one possible ratings).

The following sections describe our reporting segments and their operating units in greater detail. These operating units underwrite on behalf of one or more affiliated insurance companies within the group. The operating units are identified by us for descriptive purposes only and are not legal entities. Unless otherwise indicated, all references in this Form 10-K to “W. R. Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries and operating units. W. R. Berkley Corporation is a Delaware corporation formed in 1970.
Insurance
Our U.S.-based operating units predominantly underwrite commercial insurance business primarily throughout the United States, although many units offer coverage globally, focusing on the following general areas:
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
Industry Specialty: Certain other operating units focus on providing specialty coverages to customers within a particular industry that are best served by underwriters and claims professionals with specialized knowledge of that industry. They offer multiple lines of business with policies tailored to address these unique exposures, often with the flexibility of providing coverages on either an admitted or a non-admitted basis in the U.S., as well as internationally. Each operating unit delivers its products through one or more distribution channels, including retail and wholesale agents, brokers, and managing general agents (MGAs), depending on the customer and the particular risks insured.
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
Operating units comprising the Insurance segment are as follows:
Acadia Insurance is a Northeast regional property casualty underwriter offering a broad portfolio of products exclusively through local independent agents in Connecticut, Maine, Massachusetts, New Hampshire, New York and Vermont. In addition to its general offerings, Acadia has specialized expertise in insuring regional industries such as construction, lumber, fishing and transportation.
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
American Mining Insurance Group specializes in mono-line workers’ compensation coverage for mining and mining related and high hazard industries in select states.
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
Berkley Aspire provides excess and surplus lines coverage on a national basis to small to medium-sized insureds with low to moderate insurance risk. Its product lines include general liability, liquor liability and some property and inland marine coverage. It serves a limited distribution channel consisting of select W. R. Berkley Corporation member company agents.
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
Berkley Entertainment underwrites property casualty insurance products, both on an admitted and non-admitted basis, for the entertainment industry and sports-related organizations.
Berkley Environmental underwrites specialty insurance products for environmental customers such as contractors, consultants and owners of sites and facilities.
Berkley Europe is comprised of specialist operating units offering a focused range of insurance products to markets in Continental Europe and Nordic countries.
Berkley FinSecure serves the insurance needs of companies in the financial services industry. It offers a comprehensive range of property, casualty, professional liability, and specialty lines insurance products. Its Berkley crime division provides crime-related insurance products for commercial organizations, financial institutions and governmental entities.
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
Berkley Human Services provides property casualty insurance coverages to human services organizations, including nonprofit and for-profit organizations, public schools, sports and recreational organizations, and special events. Its product offerings include traditional primary coverages and risk purchasing groups, as well as alternative market solutions for clients who wish to retain a larger share of their risks.
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
Berkley Luxury Group provides commercial package insurance programs for high-end cooperative, condominium, and quality rental apartment buildings and upscale restaurants in the New York, New Jersey, Chicago and Washington, D.C. metropolitan markets, as well as other select markets.
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
Berkley North Pacific provides local underwriting, claims and risk management services for businesses in the Northwest. It operates with a select group of agents in Idaho, Montana, Oregon, Utah and Washington to sell and service property and casualty policies for larger middle-market standard businesses and specialty lines, such as construction, restaurants and manufacturing.
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
Berkley One provides a customizable suite of personal lines insurance solutions including home, condo/co-op, auto, liability and collectibles. Berkley One targets high net worth individuals and families with sophisticated risk management needs.
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
Berkley Program Specialists is a program management company offering both admitted and non-admitted insurance support on a nationwide basis for commercial casualty and property program administrators with specialized insurance expertise. Its book is built around blocks of homogeneous business, or programs, allowing for efficient processes, effective oversight of existing programs and sound implementation of new programs.
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
Berkley Select specializes in underwriting professional liability insurance on a surplus lines basis for large law and accounting firms through a limited number of brokers and also offers executive and professional liability products to small to middle market customers on both an admitted and surplus lines basis.
Berkley Southeast offers a wide array of commercial lines products in six southeastern states: Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee, specializing in small to mid-sized accounts.

Berkley Surety provides a broad array of surety products for contract and commercial surety risks in the U.S. and Canada, including specialty niches such as environmental and secured credit for small contractors, through an independent agency and broker platform across a network of 18 field offices.
Berkley Technology Underwriters provides a broad range of first and third-party insurance programs for technology exposures and technology industries on both a local and global basis.
Carolina Casualty is a national provider of primary commercial insurance products and services to the transportation industry. It underwrites on an admitted basis in all 50 states and the District of Columbia.
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
Key Risk is a premier provider of workers' compensation insurance and third party administrative services. It focuses on middle market accounts in several niches that appreciate expertise and exceptional service.  The unit operates three business units; one focused on middle market accounts located primarily in the mid-Atlantic and southeastern United States, one focused on national temporary staffing and United States Longshoreman & Harbor Act (USL&H) specialty programs and one focused on self-insured customers.  Its products are distributed by a select group of independent retail agents and wholesale brokers located through the United States.
Midwest Employers Casualty provides excess workers' compensation insurance products to individual employers, groups and workers' compensation insurance companies across the United States. Its workers' compensation excess of loss products include self-insured excess of loss coverages and large deductible policies. Through its relationship with Berkley Net Underwriters, Midwest Employers Casualty also offers multi-state coverage for group self-insureds. It has developed sophisticated, proprietary analytical tools and risk management services that help its insureds lower their total cost of risk.
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
W / R / B Underwriting provides a broad range of leading insurance products to the Lloyd's marketplace, with a concentration in specialist classes of business including property, professional indemnity, crisis management, aviation, personal accident and asset protection.

The following table sets forth the percentage of gross premiums written by each Insurance operating unit:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Acadia Insurance	6.8%	6.8%	6.7%	7.2%	7.0%
Admiral Insurance	5.7	5.5	4.9	5.3	5.0
American Mining Insurance Group	0.8	0.7	0.8	0.7	0.7
Berkley Accident and Health	4.7	4.4	3.7	2.9	2.6
Berkley Agribusiness Risk Specialists	1.2	1.1	0.9	0.9	0.9
Berkley Alliance Managers	1.9	1.5	0.7	0.1	—
Berkley Aspire	0.3	0.3	0.3	0.4	0.3
Berkley Aviation	1.1	1.0	1.2	0.9	0.8
Berkley Canada	0.9	0.8	0.6	0.5	0.7
Berkley Custom Insurance	2.5	2.7	2.9	2.4	2.4
Berkley Cyber Risk Solutions	0.1	—	—	—	—
Berkley Entertainment	2.1	2.0	1.9	1.8	2.1
Berkley Environmental	4.7	4.1	3.8	3.5	3.4
Berkley Europe	1.7	1.7	1.9	2.4	2.5
Berkley FinSecure	1.0	0.9	1.0	0.7	0.7
Berkley Fire & Marine	0.5	0.4	0.3	0.2	—
Berkley Global Product Recall Management	0.3	0.2	—	—	—
Berkley Healthcare Professional	0.2	0.2	—	—	—
Berkley Human Services	0.6	0.7	0.6	0.6	0.6
Berkley Insurance Asia	0.2	—	—	—	—
Berkley Insurance Australia	1.0	1.0	0.8	1.3	1.4
Berkley Latinoamérica	4.8	4.2	4.7	4.6	5.1
Berkley Life Sciences	0.8	0.8	0.8	0.9	0.9
Berkley Luxury Group	1.3	1.3	1.3	1.3	1.3
Berkley Medical Excess	0.9	0.8	0.9	0.8	0.7
Berkley Mid-Atlantic Group	1.1	1.2	1.8	2.4	3.7
Berkley Net Underwriters	6.7	8.0	4.0	3.7	3.4
Berkley North Pacific	1.5	1.5	1.7	1.6	1.5
Berkley Offshore Underwriting Managers	1.1	1.1	1.4	1.7	1.9
Berkley Oil & Gas	2.7	2.8	3.2	3.5	3.3
Berkley One	—	—	—	—	—
Berkley Professional Liability	1.6	1.5	1.7	1.8	1.1
Berkley Program Specialists	1.2	1.2	1.2	1.2	1.2
Berkley Public Entity	0.5	0.5	0.4	0.4	0.3
Berkley Risk Administrators	0.2	0.2	4.0	3.9	4.1
Berkley Select	3.4	3.9	4.0	4.0	4.9
Berkley Southeast	1.9	2.0	2.3	2.5	—
Berkley Surety	1.2	1.2	1.2	1.2	1.1
Berkley Technology Underwriters	0.7	0.6	0.5	0.4	0.3
Carolina Casualty	0.4	0.6	1.2	1.8	2.1
Continental Western Group	3.8	4.0	4.0	3.9	4.1
Gemini Transportation	2.1	1.8	1.1	0.9	0.8
Intrepid Direct	0.1	—	—	—	—
Key Risk	2.7	2.6	2.9	3.0	2.8
Midwest Employers Casualty	2.5	2.3	2.3	2.3	2.2
Nautilus Insurance Group	5.1	5.0	4.7	4.7	4.9
Preferred Employers Insurance	2.8	2.6	2.5	2.1	1.8

Union Standard	2.7	2.6	2.6	2.7	4.4
Vela Insurance Services	3.0	3.9	3.3	3.2	3.0
Verus Underwriting Managers	0.9	0.9	0.8	0.8	0.8
W/R/B Underwriting	3.1	4.0	5.5	7.2	7.0
Other	0.9	0.9	1.0	—	0.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth percentages of gross premiums written, by line, by our Insurance operations:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other liability	30.6%	30.9%	28.9%	28.3%	28.6%
Workers' compensation	24.6	25.1	25.5	24.2	24.0
Short-tail lines (1)	23.6	23.7	25.0	26.8	26.7
Professional liability	11.0	10.5	10.0	9.9	9.2
Commercial auto	10.2	9.8	10.6	10.8	11.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%
___________________

(1)	Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
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
Berkley Re Solutions is a direct casualty facultative reinsurance underwriter serving clients through a nationwide network of regional offices. Its facultative reinsurance products include automatic, semi-automatic and individual risk assumed reinsurance. It also provides its customers with turnkey products such as cyber, employment practices liability insurance ("EPLI"), and liquor liability insurance to help enhance their clients' product offerings, along with underwriting, claims, and actuarial consultation.
Berkley Re UK writes international property casualty treaty accounts. Its territorial scope includes reinsured clients domiciled in the United Kingdom, Europe, Africa, the Middle East and the Caribbean.
Lloyd's Syndicate 2791 Participation represents the Company's minority participation in a Lloyd's syndicate that writes a broad range of mainly short-tail classes of business.

The following table sets forth the percentages of gross premiums written by each Reinsurance operating unit:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Berkley Re America	52.0%	64.0%	60.3%	56.2%	51.3%
Berkley Re Asia Pacific	12.8	9.2	8.0	6.7	6.4
Berkley Re Solutions	15.8	10.8	10.1	10.4	8.9
Berkley Re UK	12.6	10.0	15.4	19.9	24.4
Lloyd's Syndicate 2791 Participation	5.5	4.4	5.2	5.3	7.0
Other	1.3	1.6	1.0	1.5	2.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written by our Reinsurance operations:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Casualty	66.9%	58.7%	65.1%	65.5%	66.3%
Property	33.1	41.3	34.9	34.5	33.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Results by Segment
Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Insurance
Revenue	$6,229,485	$6,148,210	$5,876,454	$5,586,230	$4,971,505
Income before income taxes	756,153	799,139	748,515	786,723	660,567
Reinsurance
Revenue	696,122	777,123	745,325	837,901	902,958
(Loss) income before income taxes	(15,276)	98,277	122,930	155,042	155,520
Other(1)
Revenue	759,157	728,851	584,678	704,797	534,071
Income (loss) before income taxes	31,893	(978)	(139,415)	10,431	(117,199)
Total
Revenue	$7,684,764	$7,654,184	$7,206,457	$7,128,928	$6,408,534
Income before income taxes	$772,770	$896,438	$732,030	$952,196	$698,888
_______________________________________

(1)	Represents corporate revenues, corporate expenses, net investment gains and losses, and revenues and expenses from non-insurance businesses that are consolidated for financial reporting purposes.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Insurance
Loss ratio	61.6%	61.0%	60.8%	60.8%	60.8%
Expense ratio	32.9	32.5	32.6	32.8	33.8
Combined ratio	94.5%	93.5%	93.4%	93.6%	94.6%
Reinsurance
Loss ratio	80.2%	61.6%	58.2%	60.5%	63.4%
Expense ratio	37.4	39.0	38.4	34.6	34.6
Combined ratio	117.6%	100.6%	96.6%	95.1%	98.0%
Total
Loss ratio	63.4%	61.1%	60.5%	60.8%	61.2%
Expense ratio	33.3	33.2	33.2	33.0	33.9
Combined ratio	96.7%	94.3%	93.7%	93.8%	95.1%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Average investments, at cost(1)	$17,530,590	$16,730,964	$15,970,931	$15,560,335	$14,848,386
Net investment income(1)	$575,788	$564,163	$512,645	$600,885	$544,291
Percent earned on average investments(1)	3.3%	3.4%	3.2%	3.9%	3.7%
Net investment gains (2)	$335,858	$267,005	$92,324	$254,852	$121,544
Change in unrealized investment gains (losses) (3)	$(69,425)	$371,716	$(192,186)	$72,889	$(399,122)
_______________________________________

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)	Represents realized gains on investments not classified as trading account securities.

(3)	Represents the change in unrealized investment gains (losses) for available for sale securities.
For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Barclays U.S. Aggregate Bond Index	3.0%	3.0%	3.0%	3.2%	3.1%
S&P 500® Index	2.4	2.4	2.1	2.1	2.4

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
1 year or less	5.0%	7.9%	5.8%	7.0%	8.0%
Over 1 year through 5 years	37.2	39.6	33.6	32.4	30.5
Over 5 years through 10 years	24.8	24.6	30.5	29.8	27.5
Over 10 years	23.3	18.8	20.3	20.4	22.3
Mortgage-backed securities	9.7	9.1	9.8	10.4	11.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2017, the fixed maturity portfolio had an effective duration of 3.0 years including cash and cash equivalents.
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
The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,855 million and $1,907 million at December 31, 2017 and 2016, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $591 million and $640 million at December 31, 2017 and 2016, respectively. At December 31, 2017, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2017) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2017), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $30 million at December 31, 2017 and $31 million at December 31, 2016. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2017	2016	2015
Net reserves at beginning of year	$9,590,265	$9,244,872	$8,970,641
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,963,543	3,826,620	3,653,561
Decrease in estimates for claims occurring in prior years (2)	(5,165)	(29,904)	(46,713)
Loss reserve discount amortization	43,970	49,084	49,422
Total	4,002,348	3,845,800	3,656,270
Net payments for claims:
Current year	1,027,405	1,052,452	914,637
Prior years	2,562,550	2,401,722	2,342,378
Total	3,589,955	3,454,174	3,257,015
Foreign currency translation	54,256	(46,233)	(125,024)
Net reserves at end of year	10,056,914	9,590,265	9,244,872
Ceded reserves at end of year	1,613,494	1,606,930	1,424,278
Gross reserves at end of year	$11,670,408	$11,197,195	$10,669,150

Net change in premiums and losses occurring in prior years:
Decrease in estimates for claims occurring in prior years (2)	$5,165	$29,904	$46,713
Retrospective premium adjustments for claims occurring in prior years (3)	32,162	29,000	16,730
Net favorable premium and reserve development on prior years	$37,327	$58,904	$63,443

____________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $22,064,000, $18,929,000 and $20,357,000 in 2017, 2016 and 2015, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $32,132,000 in 2017, $59,175,000 in 2016 and $64,971,000 in 2015.

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
A reconciliation between the reserves as of December 31, 2017 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$9,567,830
Reserves for non-U.S. companies	580,994
Loss reserve discounting (1)	(91,910)
Ceded reserves	1,613,494
Gross reserves reported in the consolidated GAAP financial statements	$11,670,408
_________________________

(1)
For statutory purposes, the Company discounts its workers’ compensation reinsurance reserves at 3.0% as permitted by the Department of Insurance of the State of Delaware. In its GAAP financial statements, the Company discounts excess workers’ compensation reserves at the risk-free rate and assumed workers’ compensation reserves at the statutory rate.

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
Most states have adopted the National Association of Insurance Commissioners' (“NAIC”) Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”), which requires an insurance holding company system’s chief risk officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Under ORSA, we are required to:

•	regularly, no less than annually, conduct an ORSA to assess the adequacy of our risk management framework, and current and estimated projected future solvency position;

•	internally document the process and results of the assessment; and

•	provide a confidential high-level ORSA Summary Report annually to the Commissioner of Insurance of the State of Delaware (our lead state commissioner).

Cybersecurity Regulations. New York’s cybersecurity regulation for financial services institutions that are authorized by the New York State Department of Financial Services ("Part 500"), including our insurance subsidiaries licensed in New York, became effective on March 1, 2017. The regulation, which is being implemented in stages, requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data and the confidentiality, integrity and availability of the licensee’s information systems. On October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security, the investigation of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information, and reporting to insurance commissioners. The Cybersecurity Model Law imposes significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. Its implementation will be based on adoption by state legislatures. Importantly, the Cybersecurity Model Law states that a licensee’s compliance with the New York cybersecurity regulation shall constitute compliance with the Cybersecurity Model Law. We made the initial certification as required by Part 500 for licensed entities. We cannot predict the impact, if any, that any proposed or future cybersecurity regulations will have on our business, financial condition or results of operations.
Risk Based Capital Requirements. The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above any RBC action level as of December 31, 2017.
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
Terrorism Risk Insurance. The Terrorism Risk Insurance Act of 2002 established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), the program has been extended for a six year period ending on December 31, 2020. TRIPRA provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. TRIPRA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. TRIPRA's definition of certified acts includes domestic terrorism. Federal participation will be triggered under TRIPRA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will currently pay 83% of an insurer's covered losses in excess of the insurer's applicable deductible. This amount will decrease to 80% on a pro-rata basis over five years, which began in 2017. The insurer's deductible is based on 20% of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2017 earned premiums, our aggregate deductible under TRIPRA during 2018 will be approximately $948 million. The federal program will not pay losses for certified acts unless such losses exceed $160 million industry-wide for calendar year 2018. This threshold will increase to $200 million on a pro-rata basis over five years which began in 2016. TRIPRA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
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
Federal Regulation. Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives could have an impact on our business in a variety of ways. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act created two new federal government bodies, the Federal Insurance Office (the “FIO”) and the Financial Stability Oversight Council (the “FSOC”), which may impact the regulation of insurance. Although the FIO has preemption authority over state insurance laws that conflict with certain international agreements, it does not have general supervisory or regulatory authority over the business of insurance. The FIO has authority to represent the United States in international insurance matters and is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk. The current administration and the Republican party have expressed their desire to amend the Dodd-Frank Act. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of the Dodd-Frank Act. This proposed legislation is under consideration by the U.S. Senate.
The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance (a “Covered Agreement”). On January 13, 2017, the U.S. Department of Treasury and the U.S. Trade Representative announced the completion of Covered Agreement negotiations with the European Union (“EU”) regarding the prudential regulation of insurance and reinsurance and provided the text of the Covered Agreement. The Covered Agreement addresses three areas of prudential supervision: reinsurance, group supervision and the exchange of information between the U.S. and EU.
The U.S. and EU signed the Covered Agreement on September 22, 2017, and each party has begun the process of completing its internal requirements and procedures (such as amending or promulgating appropriate statutes and regulations) in order for the Covered Agreement to enter into force. Under the Covered Agreement, reinsurance collateral requirements will no longer apply to qualifying EU reinsurers that sell reinsurance to the U.S. market, and U.S. reinsurers operating in the EU market will no longer be subject to “local presence” requirements. The Covered Agreement establishes group supervision practices that apply only to U.S. and EU insurance groups operating in both territories. For instance, the Covered Agreement provides that U.S. insurance groups with operations in the EU will be supervised at the worldwide level only by U.S. insurance regulators, and precludes EU insurance supervisors from exercising solvency and capital requirements over the worldwide operations of U.S. insurers.
U.S. states have five years from the date of signature to remove collateral requirements for EU reinsurers that meet certain standards, while EU member states have two years to revise their “local presence” laws. Under the Dodd-Frank Act, the FIO has preemption authority over state insurance laws that conflict with the Covered Agreement. The FIO is required to report to Congress annually on the insurance industry and any preemption actions regarding any Covered Agreement.
The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States' financial stability in the event of the insurer's material financial distress or failure, i.e., a "systemically important financial institution." An insurer so designated by FSOC will be subject to Federal Reserve supervision and heightened prudential standards. As of December 31, 2017, one insurance group is subject to this supervision and heightened standards. In

November 2017, the U.S. Department of Treasury issued a report recommending certain changes to FSOC’s process for designating nonbank financial companies as systemically significant in order to make the designation process more rigorous, clear and transparent. Any suggested changes ultimately adopted by the FSOC would be implemented by FSOC directly, rather than through legislation.
Based upon our current business model and balance sheet, we do not believe that we will be designated by the FSOC as such an institution. Although the potential impacts of the Dodd-Frank Act, its implementing regulations and potential amendments to the Dodd-Frank Act on the U.S. insurance industry are not clear, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically important non-bank financial companies.
International Regulation
Our insurance subsidiaries based in the United Kingdom are regulated by the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA"). The PRA's primary objectives with regard to insurers are to promote the safety and soundness of insurers and to contribute to the securing of an appropriate degree of protection for current and future policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the United Kingdom financial system, and (iii) to promote effective competition in the interests of consumers in the financial services markets. The PRA and FCA employ a variety of regulatory tools to achieve their objectives, including periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, in certain cases, approval requirements governing the appointment of key officers, approval requirements governing controlling ownership interests and various other requirements. Our Lloyd's managing agency is also regulated by the PRA, FCA and Lloyd's, and the Lloyd's syndicate business is subject to Lloyd's supervision. Through Lloyd's, we are licensed to write business in various countries throughout the world by virtue of Lloyd's international licenses. In each such country, we are subject to the laws and insurance regulation of that country. Our insurance subsidiary based in Liechtenstein is regulated by the Financial Market Authority of Liechtenstein, which has regulatory tools analogous to those of the U.K. regulators noted above.  Additionally, U.K. and Liechtenstein laws and regulations also impact us as “controllers” of our European-regulated subsidiaries, whereby we are required to notify the appropriate authorities about significant events relating to such regulated subsidiaries' controllers (i.e. persons or entities which have certain levels of direct or indirect voting power or economic interests in the regulated entities) as well as changes of control, and to submit annual reports regarding their controllers. The PRA/FCA's Senior Insurance Managers Regime ("SIMR") (and the Senior Managers and Certification Regime which is intended to be extended to insurers, thereby replacing the SIMR in late 2018) and analogous regulation in Liechtenstein further provide regulatory frameworks for standards of fitness and propriety, conduct and accountability for individuals in positions of responsibility at insurers. In addition, certain employees are individually registered at Lloyd's.
Our insurance business throughout the European Union is subject to "Solvency II", an insurance regulatory regime governing, among other things, capital adequacy and risk management which became effective on January 1, 2016. Lloyd’s applies a  capital adequacy test to all Lloyd’s syndicates, including our syndicate, that is based on Solvency II principles. Solvency II provides for the supervision of group solvency. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. Currently, the U.S. system of insurance regulation relating to group supervision is not deemed "equivalent" to Solvency II by European Union authorities. However, we have received a waiver from the PRA, subject to conditions, with respect to the PRA's supervision of our group, which waives the requirement on us to maintain a group solvency capital requirement as calculated under Solvency II rules. The Covered Agreement also prohibits any EU supervisor from exercising group-wide supervision at any level above the highest company organized in the country of that supervisor.
We must also comply with the recently enacted European Union General Data Protection Regulation (“GDPR”). All EU member states must implement GDPR by May 2018. The regulation’s goal is to impose increased individual rights and protections for all personal data located in or originating from the EU. GDPR is extraterritorial in that it applies to all business in the EU and any business outside the EU that process EU personal data of individuals in the EU. Moreover, there are significant fines associated with non-compliance.
Our international operations are also subject to varying degrees of regulation in Mexico, Australia and Canada and in certain other countries in Europe, South America, and Southeast Asia. Generally, our subsidiaries must satisfy local regulatory requirements. While each country imposes licensing, solvency, auditing and financial reporting requirements, the type and extent of the requirements differ substantially. Key areas where country regulations may differ include: (i) the type of financial reports to be filed; (ii) a requirement to use local intermediaries; (iii) the amount of reinsurance permissible; (iv) the scope of any regulation of policy forms and rates; and (v) the type and frequency of regulatory examinations.

Competition
The property casualty insurance and reinsurance businesses are highly competitive, with many insurance companies of various sizes, as well as other entities offering risk alternatives such as self-insured retentions or captive programs, transacting business in the United States and internationally. We compete directly with a large number of these companies. Competition in our industry is largely measured by the ability to provide insurance and services at a price and on terms that are reasonable and acceptable to the customer. Our strategy in this highly fragmented industry is to seek specialized areas or geographic regions where our operating units can gain a competitive advantage by responding quickly to changing market conditions. Our operating units establish their own pricing practices based upon a Company-wide philosophy to price products with the intent of making an underwriting profit.
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
Employees
As of January 31, 2018, we employed 7,722 individuals. Of this number, our subsidiaries employed 7,576 persons and the remaining persons were employed at the parent company.
Other Information about the Company's Business
We maintain an interest in the acquisition and startup of complementary businesses and continue to evaluate possible acquisitions and new ventures on an ongoing basis. In addition, our operating units develop new coverages or enter lines of business to meet the needs of insureds.
Seasonal weather variations and other events affect the severity and frequency of losses sustained by the insurance and reinsurance operating units. Although the effect on our business of catastrophes such as tornadoes, hurricanes, hailstorms, earthquakes and terrorist acts may be mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.
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
The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties in demand and pricing, causing cyclical changes in the insurance and reinsurance industry. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is often directly related to available capacity or the perceived profitability of the business. In recent years, we have faced increased competition in our business, as a result of new entrants and existing insurers seeking to gain market share, resulting in decreased premium rates and less favorable contract terms and conditions for certain lines of business. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return have impacted rate adequacy, with interest rates remaining at or near historic lows. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.
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
Over the past several years, we have faced increased competition in our business, as increased supply has led to reduced prices and, at times, less favorable terms and conditions. Our E&S operating units have also encountered competition from admitted companies seeking to increase market share. Although insurance prices have generally increased for most lines of business since 2011, the rate of increase has declined in more recent years. Loss costs have also increased over that period of time. With the low level of interest rates available, current price levels for certain lines of business remain below the prices required for us to achieve our long-term return objectives. We expect to continue to face strong competition in these and our other lines of business and as a result pressure on pricing and policy terms and conditions.
In recent years, various institutional investors have increasingly sought to participate in the property and casualty insurance and reinsurance industries. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, or existing competitors that receive substantial infusions of capital, provide increasing competition, which may adversely impact our business and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely on reinsurance and, as a consequence, those insurers may be able to price their products more competitively.  In addition, technology companies or other third parties have created, and may in the future create, digitally-enabled business models, platforms or alternate distribution channels that may adversely impact our competitive position.
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
Our gross reserves for losses and loss expenses were approximately $11.7 billion as of December 31, 2017. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
As industry practices and economic, legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

•	judicial expansion of policy coverage and the impact of new theories of liability;

•	plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claims-handling and other practices;

•	medical developments that link health issues to particular causes, resulting in liability claims; and

•	claims relating to unanticipated consequences of current or new technologies, including cyber security related risks; and claims relating to potentially changing climate conditions.
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, catastrophe losses net of reinsurance recoveries were $184 million in 2017, $105 million in 2016, $58 million in 2015, $87 million in 2014 and $65 million in 2013. Similarly, man-made catastrophes can also have a material impact on our financial results.

Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, tsunamis, hailstorms, explosions, severe winter weather and fires, as well as terrorist and other man-made activities, including drilling, mining and other industrial accidents, cyber events or terrorist activities. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Some catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and other disasters may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Seasonal weather variations or the impact of climate change may affect the severity and frequency of our losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.
Changing climate conditions may increase the frequency and severity of catastrophic events and thereby adversely affect our financial condition and results.
Over the past several years, changing weather patterns and climatic conditions, such as global warming, appear to have contributed to the unpredictability, frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures.  There is a growing scientific consensus that global warming and other climate change are increasing the frequency and severity of catastrophic weather  events, such as hurricanes, tornadoes, windstorms, floods and other natural disasters.  Such changes make it more difficult for us to predict and model catastrophic events, reducing our ability to accurately price our exposure to such events and mitigate our risks. Any increase in the frequency or severity of natural disasters may adversely affect our financial condition and results.
We, as a primary insurer, may have significant exposure for terrorist acts.
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), for up to 83% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2017 earned premiums, our aggregate deductible under TRIPRA during 2018 is approximately $948 million. TRIPRA is currently in effect through December 31, 2020. In addition, the coverage provided under TRIPRA does not apply to reinsurance that we write.
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
Federal financial services modernization legislation and legislative and regulatory initiatives taken or which may be taken in response to conditions in the financial markets, global insurance supervision and other factors may lead to additional federal regulation of the insurance industry in the coming years.
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
One insurance group is subject to Federal Reserve supervision and heightened prudential standards as a systematically significant financial institution.
The current administration and the Republican party have expressed their desire to amend the Dodd-Frank Act. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of the Dodd-Frank Act. This proposed legislation is under consideration by the U.S. Senate. We are not able to predict whether any such proposal to amend or repeal certain sections of the Dodd-Frank Act would have a material effect on our business operations and cannot identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, the Dodd-Frank Act.
Although state regulation is the primary form of regulation of insurance and reinsurance in the United States, in addition to the changes brought about by the Dodd-Frank Act, Congress has considered various proposals relating to the creation of an optional federal charter, repeal of the insurance company antitrust exemption from the McCarran-Ferguson Act, and tax law changes. We may be subject to potentially increased federal oversight as a financial institution. In addition, the current administration and the volatile political environment may increase the chance of other federal legislative and regulatory changes that could affect us in ways we cannot predict.
With respect to international measures, Solvency II, the EU regime concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers may affect our insurance businesses. Implementation of Solvency II in EU member states occurred on January 1, 2016, and as the Solvency II regime evolves over time, we may be required to utilize a significant amount of resources to ensure compliance. In addition, despite the waiver of the Solvency II group capital requirements we received, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the EU commission does not deem the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled to be "equivalent" to Solvency II.
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
The United Kingdom leaving the European Union ("EU") could adversely affect our business.
The 2016 U.K. referendum on its membership in the EU resulted in a majority of U.K. voters voting in favor of the U.K. leaving the EU (“Brexit”). On March 29, 2017, the U.K. government formally notified the European Council of the U.K.’s intention to withdraw from the EU. The member withdrawal provisions in the EU treaty provide that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period (unless such period is extended by unanimous vote of the

EU member states). As part of the sequenced approach to the talks set out by the EU, sufficient progress needs to be made on the withdrawal arrangements before any talks on a future trade deal between the EU and the U.K. can begin. Depending on the terms of the withdrawal agreement, the U.K. could lose access to the single EU market and to free trade deals with several countries that already have agreements with the EU. Such a decline in trade could affect the attractiveness of the U.K. and impact our U.K. business. We also face risks associated with the potential uncertainty and consequences related to Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time.  Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K. and the EU. Any of these potential effects, and others we cannot anticipate, could adversely affect our results of operations or financial condition.
We may be unable to attract and retain key personnel and qualified employees.
We depend on our ability to attract and retain key personnel, including our President and CEO, Executive Chairman, senior executive officers, presidents of our operating units, experienced underwriters and other skilled employees who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate, and be unable to expand our operations into new products and markets.
We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2017, the amount due from our reinsurers was approximately $1,783 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts due from reinsurers are secured by letters of credit or by funds held in trust on our behalf.
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
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches. Our electronic transmission of personal, confidential and proprietary information to third parties with whom we have business relationships and our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security. While we attempt to develop secure data transmission capabilities with these third-party vendors and others with whom we do business, our vendors and third parties could still suffer data breaches that could result in the exposure of sensitive data and the infiltration of our computer systems. Our failure to protect sensitive personal and our proprietary information, whether owing to breaches of our own systems or those of our vendors, could result in significant monetary and reputational damages. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business could be materially and adversely affected.
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
We could be adversely affected by recent and future changes in U.S. Federal income tax laws.
Recent tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, fundamentally overhauls the U.S. tax system by, among other things, reducing the U.S. corporate income tax rate to 21%, repealing the corporate alternative minimum tax, limiting the deductibility of business interest expense, introducing a base erosion and anti-avoidance tax aimed at cross-border deductible payments to related foreign persons, moving closer to a territorial system of taxing earnings generated through foreign subsidiaries and imposing a one-time deemed repatriation tax on certain post-1986 undistributed earnings of foreign subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the Act would also modify the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. Although we believe that the changes introduced by the Act should generally benefit us, we are unable to predict the ultimate impact of the Act and its implementing regulations. In addition, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us. New regulations or pronouncements interpreting or clarifying provisions of the Act may be forthcoming. We cannot predict if, when or in what form such regulations or pronouncements may be provided, whether such guidance will have a retroactive effect or their potential impact on us.
Risks Relating to Our Investments
A significant amount of our assets is invested in fixed maturity securities and is subject to market fluctuations.
Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2017, our investment in fixed maturity securities was approximately $13.6 billion, or 73.6% of our total investment portfolio, including cash and cash equivalents. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (2.8%); state and municipal securities (33.2%); corporate securities (32.4%); asset-backed securities (15.6%); mortgage-backed securities (9.7%) and foreign government (6.3%).
The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair value of fixed maturity securities generally decreases as interest rates rise. If significant inflation or an increase in interest rates were to occur, the fair value of our fixed maturity securities would be negatively impacted. Conversely, if interest rates decline, investment income earned from future investments in fixed maturity securities will be lower. Some fixed maturity securities, such as mortgage-backed and other asset-backed securities, also carry prepayment risk as a result of interest rate fluctuations. Additionally, given the near historically low interest rate environment, we may not be able to successfully reinvest the proceeds from maturing securities at yields commensurate with our target performance goals.
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
Although the historical rates of default on state and municipal securities have been relatively low, our state and municipal fixed maturity securities could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. Many states and municipalities operate under deficits or projected deficits, the severity and duration of which could have an adverse impact on both the valuation of our state and municipal fixed maturity securities and the issuer's ability to perform its obligations thereunder. Additionally, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities.
Although we attempt to manage these risks through the use of investment guidelines and other oversight mechanisms and by diversifying our portfolio and emphasizing preservation of principal, our efforts may not be successful. Impairments, defaults and/or rate increases could reduce our net investment income and net realized investment gains or result in investment losses. Investment returns are currently, and will likely continue to remain, under pressure due to the continued low inflation, actions by the Federal Reserve, economic uncertainty, more generally, and the shape of the yield curve. As a result, our exposure to the risks described above could materially and adversely affect our results of operations, liquidity and financial condition.

We have invested a portion of our assets in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets, which are subject to significant volatility and may decline in value.
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. At December 31, 2017, our investment in these assets was approximately $3.9 billion, or 21.2%, of our investment portfolio, including cash and cash equivalents.
Merger and arbitrage trading securities were $618 million, or 3.4% of our investment portfolio, including cash and cash equivalents at December 31, 2017. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $2.2 billion, or 11.7% of our investment portfolio, including cash and cash equivalents, at December 31, 2017. We also invest in aviation and rail equipment funds, credit-related funds and energy and other investment funds. The values of these investments are subject to fluctuations based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.
Risks Relating to Purchasing Our Securities
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. During 2018, the maximum amount of dividends that can be paid without regulatory approval is approximately $699 million. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
Laws and regulations of the jurisdictions in which we conduct business could delay, deter or prevent an attempt to acquire control of us that stockholders might consider to be desirable, and may restrict a stockholder's ability to purchase our common stock.
Generally, United States insurance holding company laws require that, before a person can acquire control of an insurance company, prior written approval must be obtained from the insurance regulatory authorities in the state in which that insurance company is domiciled. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote, or holds proxies representing 10% or more of the voting securities of that insurer or any parent company of such insurer. Indirect ownership includes ownership of the shares of our common stock. Thus, the insurance regulatory authorities of the states in which our insurance subsidiaries are domiciled are likely to apply these restrictions on acquisition of control to any proposed acquisition of our common stock. Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates, on the one hand, and the target insurer and its affiliates, on the other hand, have specified market shares in the same lines of insurance in that state. Additionally, many foreign jurisdictions where we conduct business impose similar restrictions and requirements.
These provisions can also lead to the imposition of conditions on an acquisition that could delay or prevent its consummation. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

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

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2017, the Company had aggregate office space of 3,816,471 square feet, of which 1,096,493 were owned and 2,719,979 were leased.
Rental expense for the Company's operations was approximately $52,925,000, $47,453,000 and $46,271,000 for 2017, 2016 and 2015, respectively. Future minimum lease payments, without provision for sublease income, are $50,117,000 in 2018, $41,326,000 in 2019 and $195,509,000 thereafter.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is traded on the New York Stock Exchange under the symbol “WRB”.

	Price Range
	High	Low	Dividends Declared Per Share
2017
Fourth Quarter	$71.91	$65.92	$0.64	(1)
Third Quarter	72.33	62.00	0.14
Second Quarter	70.96	65.70	0.64	(2)
First Quarter	73.17	65.91	0.13
2016
Fourth Quarter	$66.91	$55.55	$0.63	(3)
Third Quarter	60.08	56.12	0.63	(4)
Second Quarter	59.93	54.56	0.13
First Quarter	56.53	47.57	0.12
_______________________

(1)	Includes a special dividend of $0.50 per share paid in December 2017.

(2)	Includes a special dividend of $0.50 per share paid in July 2017.

(3)	Includes a special dividend of $0.50 per share paid in November 2016.

(4)	Includes a special dividend of $0.50 per share paid in October 2016.
The closing price of the common stock on February 20, 2018 as reported on the New York Stock Exchange was $68.73 per share. The approximate number of record holders of the common stock on February 20, 2018 was 333.

The chart below shows a comparison of 5 year cumulative total return.
Comparison of 5 Year Cumulative Total Return
Assumes initial investment of $100 on January 1, 2013, with dividends reinvested.

The S&P 500® Property and Casualty Insurance Index consists of Allstate Corporation, Chubb, Ltd., Cincinnati Financial Corporation, Progressive Corporation, The Travelers Companies, Inc., and XL Group Ltd.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2018.
Index Data: Copyright Standard and Poor's Inc. Used with permission. All rights reserved.

		2012	2013	2014	2015	2016	2017
W. R. Berkley Corporation	Cum $	100.00	116.03	141.11	152.06	189.69	209.00
S&P 500 Index	Cum $	100.00	132.39	150.01	152.59	170.84	208.14
S&P 500 Property and Casualty Insurance Index	Cum $	100.00	138.29	160.06	175.32	202.85	248.26
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2017 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2017	—	—	—	9,558,881
November 2017	289,884	67.02	289,884	9,268,997
December 2017	—	—	—	9,268,997

For equity compensation plan information, see Item 12 of this annual report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Net premiums written	$6,260,508	$6,423,913	$6,189,515	$5,996,947	$5,500,173
Net premiums earned	6,311,419	6,293,348	6,040,609	5,744,418	5,226,537
Net investment income	575,788	564,163	512,645	600,885	544,291
Net investment gains	335,858	267,005	92,324	254,852	121,544
Revenues from non-insurance businesses	326,165	390,348	421,102	410,022	407,623
Insurance service fees	134,729	138,944	139,440	117,443	107,513
Total revenues	7,684,764	7,654,184	7,206,457	7,128,928	6,408,534
Interest expense	147,297	140,896	130,946	128,174	123,177
Income before income taxes	772,770	896,438	732,030	952,196	698,888
Income tax expense	(219,433)	(292,953)	(227,923)	(302,593)	(193,587)
Noncontrolling interests	(4,243)	(1,569)	(413)	(719)	(5,376)
Net income to common stockholders	549,094	601,916	503,694	648,884	499,925
Data per common share:
Net income per basic share	4.40	4.91	4.06	5.07	3.69
Net income per diluted share	4.26	4.68	3.87	4.86	3.55
Common stockholders’ equity	44.53	41.65	37.31	36.21	32.79
Cash dividends declared	1.55	1.51	0.47	1.43	0.39
Weighted average shares outstanding:
Basic	124,843	122,651	124,040	127,874	135,305
Diluted	129,018	128,553	130,189	133,652	140,743
Investments	$17,450,508	$16,649,792	$15,351,467	$15,591,824	$14,548,630
Total assets	24,299,917	23,364,844	21,730,967	21,716,691	20,551,796
Reserves for losses and loss expenses	11,670,408	11,197,195	10,669,150	10,369,701	10,080,941
Senior notes and other debt	1,769,052	1,760,595	1,844,621	2,115,527	1,692,442
Subordinated debentures	728,218	727,630	340,320	340,060	339,800
Common stockholders’ equity	5,411,344	5,047,208	4,600,246	4,589,945	4,336,035

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two business segments of the property and casualty business: Insurance and Reinsurance. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance and enterprise risk management, and actuarial, financial and corporate legal staff support. The Company's primary sources of revenues and earnings are its insurance operations and its investments.
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
The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities. Returns available on fixed maturity investments have been at historically low levels in recent years.
The Company also invests in equity securities, merger arbitrage securities, investment funds (including energy related funds), private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
During 2017, catastrophe losses were $184 million, mainly related to hurricanes Harvey, Irma, and Maria, two earthquakes in Mexico, and wildfires in California.
The Tax Cuts and Jobs Act of 2017 (the Tax Act) was enacted on December 22, 2017. The Tax Act provides for a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also provides for a mandatory repatriation of foreign earnings, which requires companies to pay a one-time tax on the unremitted accumulated earnings of their foreign subsidiaries. The Company has calculated the effects of the Tax Act as of December 31, 2017 and has included in its financial statements provisional estimates of its impact. The Company anticipates further guidance will be forthcoming and will continue to review and refine its calculations as guidance is provided and additional analysis of the Company's information is completed.
In 2017, the Company reported a net tax benefit related to the Tax Act in the amount of $20.7 million. This included a tax benefit due to the reduction of the tax rate as applied to the net U.S. deferred tax liability in the amount of $30.5 million. Offsetting this tax benefit, the Company recorded a provisional charge of $9.8 million on the deemed repatriation of earnings and related impact of utilization of foreign losses. The charge may be adjusted as the applicable earnings related to the foreign subsidiaries are finalized for the purpose of the mandatory repatriation inclusion computation.
Commencing with the first quarter 2017, the Company reclassified two businesses from the Insurance segment to the Reinsurance segment. Reclassifications have been made to the Company's 2016 and earlier presented financial information to conform with this presentation.

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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2017:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$79,667	$239,794	$439,953
5%	239,794	406,263	614,349
10%	439,953	614,349	832,344
Our net reserves for losses and loss expenses of approximately $10.1 billion as of December 31, 2017 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.7 billion, or 17%, of the Company’s net loss reserves as of December 31, 2017 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.

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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2017 and 2016:

(In thousands)	2017	2016
Insurance	$8,341,622	$7,913,074
Reinsurance	1,715,292	1,677,191
Net reserves for losses and loss expenses	10,056,914	9,590,265
Ceded reserves for losses and loss expenses	1,613,494	1,606,930
Gross reserves for losses and loss expenses	$11,670,408	$11,197,195
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2017 and 2016:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2017
Other liability	$1,261,957	$2,189,596	$3,451,553
Workers’ compensation (1)	1,543,379	1,242,501	2,785,880
Professional liability	295,269	618,107	913,376
Commercial automobile	347,669	263,411	611,080
Short-tail lines (2)	315,008	264,725	579,733
Total primary	3,763,282	4,578,340	8,341,622
Reinsurance (1)	919,497	795,795	1,715,292
Total	$4,682,779	$5,374,135	$10,056,914
December 31, 2016
Other liability	$1,159,082	$2,061,966	$3,221,048
Workers’ compensation (1)	1,453,318	1,228,774	2,682,092
Professional liability	264,188	542,539	806,727
Commercial automobile	344,143	252,978	597,121
Short-tail lines (2)	322,872	283,214	606,086
Total primary	3,543,603	4,369,471	7,913,074
Reinsurance (1)	823,516	853,675	1,677,191
Total	$4,367,119	$5,223,146	$9,590,265
____________________

(1)	Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $591 million and $640 million as of December 31, 2017 and 2016, respectively.

(2)	Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
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
Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the last three years ended December 31, are as follows:

(In thousands)	2017	2016	2015
Decrease in prior year loss reserves	$5,165	$29,904	$46,713
Increase in prior year earned premiums	32,162	29,000	16,730
Net favorable prior year development	$37,327	$58,904	$63,443

Favorable prior year development (net of additional and return premiums) was $37 million in 2017.
Insurance - Reserves for the Insurance segment developed favorably by $68 million in 2017. The favorable development was primarily attributable to workers' compensation business, and was partially offset by unfavorable development for professional liability business.
For workers' compensation, the favorable development was related to both primary and excess business and was spread across many accident years, including those prior to 2008, but was most significant in accident years 2014 through 2016. The favorable workers' compensation development reflects a continuation during 2017 of the generally benign loss cost trends experienced in recent years, particularly the favorable claim frequency trends (i.e. number of reported claims per unit of exposure). Reported workers' compensation losses in 2017 continued to be below our expectations at most of our operating units, and were below the assumptions underlying our previous reserve estimates. The favorable severity trends were also impacted by our continued investment in medical case management services and the higher usage of preferred provider networks. The long term trend of declining workers' compensation frequency can be attributed to improved workplace safety.
For professional liability business, adverse development was primarily related to unexpected large directors & officers ("D&O") liability losses at one of our U.S. operating units, and large professional indemnity and D&O losses in the U.K. The adverse development stemmed mainly from accident years 2013 through 2016 in the U.S. and 2011 through 2016 in the U.K.
Reinsurance - Reserves for the Reinsurance segment developed unfavorably by $31 million in 2017. This adverse development was due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the U.K., as well as adverse development on the U.S. facultative casualty excess of loss business. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K., and was reduced by the U.K. Ministry of Justice from +2.5% to -0.75% in 2017; the adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016. The adverse development on U.S. facultative casualty business was due to construction related risks in accident years 2008 and prior.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,855 million and $1,907 million at December 31, 2017 and December 31, 2016, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $591 million and $640 million at December 31, 2017 and 2016, respectively. At December 31, 2017, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2017) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2017), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $56 million and $68 million at December 31, 2017 and 2016, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
The Company classifies its fixed maturity securities and preferred stocks by credit rating, primarily based on ratings assigned by credit rating agencies. For purposes of classifying securities with different ratings, the Company uses the average of the credit ratings assigned, unless in limited situations the Company's own analysis indicates an internal rating is more appropriate. Securities that are not rated by a rating agency are evaluated and classified by the Company on a case-by-case basis.

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
The following table provides a summary of fixed maturity securities in an unrealized loss position as of December 31, 2017:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	789	$4,939,452	$60,118
Unrealized loss of 20% or greater of amortized cost:
Twelve months and longer	3	177	111
Total	792	$4,939,629	$60,229
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2017 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Foreign government	11	$96,741	$1,197
Corporate	7	54,590	2,725
Mortgage-backed securities	6	5,368	138
State and municipal	1	3,662	1
Asset-backed securities	3	441	116
Total	28	$160,802	$4,177
The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized loss is due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI. For the years ended December 31, 2017 and 2016, there were no OTTI for fixed maturity securities recognized in earnings.
Preferred Stocks – At December 31, 2017, there was one preferred stock in an unrealized loss position, with an aggregate fair value of $23.1 million and a gross unrealized loss of $2.6 million. The preferred stock is rated investment grade. Management believes the unrealized loss is due primarily to market and sector related factors and does not consider it to be OTTI. For the years ended December 31, 2017 and 2016, there were no OTTI for preferred stocks.
Common Stocks – At December 31, 2017, there were three common stocks in an unrealized loss position with an aggregate fair value of $18.6 million and a gross unrealized loss of $2.0 million. Based on management's view of these securities, the Company does not consider the common stocks to be OTTI. For the year ended December 31, 2017, there were no OTTI for common stocks. OTTI for common stocks for the year ended December 31, 2016 were $18.1 million.

Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million for both December 31, 2017 and 2016.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2017:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,335,030	99.0%
Syndicate manager	40,255	0.3
Directly by the Company based on:
Observable data	96,461	0.7
Cash flow model	172	—
Total	$13,471,918	100.0%
Independent pricing services - Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2017, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2017 and 2016
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2017 and 2016. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2017	2016
Insurance
Gross premiums written	$6,869,831	$6,795,506
Net premiums written	5,715,871	5,743,620
Net premiums earned	5,706,443	5,618,842
Loss ratio	61.6%	61.0%
Expense ratio	32.9	32.5
GAAP combined ratio	94.5	93.5
Reinsurance
Gross premiums written	$607,132	$748,195
Net premiums written	544,637	680,293
Net premiums earned	604,976	674,506
Loss ratio	80.2%	61.6%
Expense ratio	37.4	39.0
GAAP combined ratio	117.6	100.6
Consolidated
Gross premiums written	$7,476,963	$7,543,701
Net premiums written	6,260,508	6,423,913
Net premiums earned	6,311,419	6,293,348
Loss ratio	63.4%	61.1%
Expense ratio	33.3	33.2
GAAP combined ratio	96.7	94.3

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2017 and 2016.

(In thousands, except per share data)	2017	2016
Net income to common stockholders	$549,094	$601,916
Weighted average diluted shares	129,018	128,553
Net income per diluted share	$4.26	$4.68
The Company reported net income of $549 million in 2017 compared to $602 million in 2016. The 9% decrease in net income was primarily due to a decrease in after-tax underwriting income of $98 million (mainly driven by increased catastrophe losses from hurricanes Harvey, Irma, and Maria, two earthquakes in Mexico, and wildfires in California), an after-tax increase of $18 million in net foreign currency losses, an after-tax decrease in income from non-insurance businesses of $9 million, an increase in after-tax interest expense of $4 million, and an increase in after-tax other expenses of $7 million, partially offset by an increase in after-tax net investment gains of $45 million, a net benefit from tax reform of $21 million, an increase in after-tax net investment income of $8 million, an after-tax increase of $3 million in service fee income and an increase in income from other various sources of $6 million. The number of weighted average diluted shares remained relatively unchanged for 2017 and 2016.
Premiums. Gross premiums written were $7,477 million in 2017, a decrease of 1% from $7,544 million in 2016. The decrease was due to a decrease in the Reinsurance segment of $141 million, partially offset by an increase in the Insurance segment of $74 million. Approximately 79% of policies expiring in 2017 were renewed and 77% of policies expiring in 2016 were renewed.

Average renewal premium rates (adjusted for change in exposures) increased 0.9% in 2017, 0.3% in 2016 and 1.2% in 2015. However, overall loss costs are also increasing, and current market price levels for certain lines of business remain below the prices required for the Company to achieve its long-term return objectives.
A summary of gross premiums written in 2017 compared with 2016 by line of business within each business segment follows:

•
Insurance gross premiums increased 1% to $6,870 million in 2017 from $6,796 million in 2016. Gross premiums increased $38 million (6%) for commercial auto, $37 million (5%) for professional liability, $6 million (less than 1%) for short-tail lines and $6 million (less than 1%) for other liability, partially offset by a decrease of $13 million (1%) for workers' compensation.

•
Reinsurance gross premiums decreased 19% to $607 million in 2017 from $748 million in 2016. Gross premiums written decreased $108 million (35%) for property lines and decreased $33 million (7%) for casualty lines.

Net premiums written were $6,261 million in 2017, a decrease of 3% from $6,424 million in 2016. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2017 and 15% in 2016.
Premiums earned increased less than 1% to $6,311 million in 2017 from $6,293 million in 2016. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2017 are related to business written during both 2017 and 2016. Audit premiums were $172 million in 2017 compared with $156 million in 2016.
Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2017 and 2016:

	Amount		Average Annualized Yield
(In thousands)	2017	2016	2017	2016
Fixed maturity securities, including cash and cash equivalents and loans receivable	$473,101	$444,247	3.3%	3.2%
Investment funds	68,169	99,301	5.7	8.1
Real estate	19,975	7,054	1.5	0.7
Arbitrage trading account	19,145	18,693	3.6	4.8
Equity securities available for sale	2,350	4,028	1.1	2.1
Gross investment income	582,740	573,323	3.3	3.4
Investment expenses	(6,952)	(9,160)	—	—
Total	$575,788	$564,163	3.3%	3.4%
Net investment income increased 2% to $576 million in 2017 from $564 million in 2016 primarily due to an increase in income from fixed maturity securities of $29 million, as well as real estate of $13 million and a decrease in investment expenses of $2 million, partially offset by a decrease in investment funds of $31 million. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 3.3% in 2017 and 3.2% in 2016; accordingly the increase in fixed maturity securities income was mainly the result of a larger investment portfolio. The effective duration of the fixed maturity portfolio was 3.0 years at December 31, 2017, down from 3.1 years at December 31, 2016. Average invested assets, at cost (including cash and cash equivalents), were $17.5 billion in 2017 and $16.7 billion in 2016.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator, and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $135 million in 2017 and $139 million in 2016.
Net Realized Gains on Investment Sales. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized gains on investment sales were $336 million in 2017 compared with $285 million in 2016. In 2017, realized gains were primarily related to the sale of an investment in an office building located in Washington, D.C. and the sale of some shares of a publicly traded common stock. In 2016, realized gains were primarily related to the sale of Aero Precision Industries and the sale of some shares of a publicly traded common stock.

Other-Than-Temporary Impairments. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. There were no other-than-temporary impairments in 2017 as compared to $18 million in 2016 primarily related to common stocks.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses decreased to $326 million in 2017 from $390 million in 2016, primarily due to the sale of Aero Precision Industries in August 2016, partially offset by revenues from the textile business purchased in March 2017.
Losses and Loss Expenses. Losses and loss expenses increased to $4,002 million in 2017 from $3,846 million in 2016. The consolidated loss ratio was 63.4% in 2017 and 61.1% in 2016. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $184 million in 2017 compared with $105 million in 2016, an increase of 1.2 loss ratio points. Favorable prior year reserve development (net of premium offsets) was $37 million in 2017 compared with $59 million in 2016, a difference of 0.3 loss ratio points (see "- Critical Accounting Estimates - Reserves for Losses and Loss Expenses"). The loss ratio excluding catastrophe losses and prior year reserve development increased 0.8 points to 61.1% in 2017 from 60.3% in 2016.
A summary of loss ratios in 2017 compared with 2016 by business segment follows:

•
Insurance - The loss ratio of 61.6% in 2017 was 0.6 points higher than the loss ratio of 61.0% in 2016. Catastrophe losses were $107 million in 2017 compared with $89 million in 2016, an increase of 0.4 loss ratio points. Favorable prior year reserve development was $68 million in 2017 compared with $53 million in 2016, a decrease of 0.3 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.5 points to 60.9% in 2017 from 60.4% in 2016.

•
Reinsurance - The loss ratio of 80.2% in 2017 was 18.6 points higher than the loss ratio of 61.6% in 2016. Catastrophe losses were $77 million in 2017 compared with $16 million in 2016, an increase of 10.3 loss ratio points. Adverse prior year reserve development was $31 million in 2017 compared with favorable prior year reserve development of $6 million in 2016, a difference of 6.0 loss ratio points. Adverse prior year development in 2017 was largely due to the impact of the change in Ogden discount rate in the U.K. and adverse development related to the U.S. facultative excess of loss business. The loss ratio excluding catastrophe losses and prior year reserve development increased 2.3 points to 62.3% in 2017 from 60.0% in 2016.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2017	2016
Policy acquisition and insurance operating expenses	$2,101,024	$2,089,203
Insurance service expenses	129,776	138,908
Net foreign currency losses (gains)	15,267	(11,904)
Other costs and expenses	190,865	179,412
Total	$2,436,932	$2,395,619
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased less than 1% compared with the increase in net premiums earned of less than 1%. The expense ratio (policy acquisition and insurance operating expenses expressed as a percentage of premiums earned) was 33.3% in 2017 and 33.2% in 2016.
Insurance service expenses, which represent the costs associated with the fee-based businesses, decreased 7% to $130 million from $139 million in 2016.
Net foreign currency (gains) losses result from transactions denominated in a currency other than an operating unit’s functional currency. Net foreign currency losses were $15 million in 2017 compared to gains of $12 million in 2016.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $191 million in 2017 from $179 million in 2016 primarily because of startup costs for new business ventures.

Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $325 million in 2017 compared to $375 million in 2016. The decline mainly relates to the sale of Aero Precision Industries in August 2016, partially offset by expenses from the textile business purchased in March 2017.
Interest Expense. Interest expense was $147 million in 2017 compared with $141 million in 2016. During 2016, the Company repaid $83 million of debt mainly in connection with the sale of Aero Precision Industries. In February 2016, the company issued $110 million of 5.9% subordinated debentures maturing in 2056, and in May 2016, the Company issued $290 million of 5.75% subordinated debentures maturing in 2056. During 2017, one of the Company's non-insurance subsidiaries issued $7 million of debt.
Income Taxes. The effective income tax rate was 28% in 2017 compared to 33% in 2016. The lower tax rate in 2017 was due, in part, to tax reform (the Tax Cuts and Jobs Act of 2017) as well as the new requirement under U.S. GAAP in 2017 to recognize tax benefits for stock compensation in income tax expense. The effective income tax rate differs from the federal income tax rate of 35% primarily because of tax-exempt investment income and previously mentioned additional 2017 tax impacts.

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

(In thousands)	2016	2015
Insurance
Gross premiums written	$6,795,506	$6,565,148
Net premiums written	5,743,620	5,555,437
Net premiums earned	5,618,842	5,393,166
Loss ratio	61.0%	60.8%
Expense ratio	32.5	32.6
GAAP combined ratio	93.5	93.4
Reinsurance
Gross premiums written	$748,195	$684,845
Net premiums written	680,293	634,078
Net premiums earned	674,506	647,443
Loss ratio	61.6%	58.2%
Expense ratio	39.0	38.4
GAAP combined ratio	100.6	96.6
Consolidated
Gross premiums written	$7,543,701	$7,249,993
Net premiums written	6,423,913	6,189,515
Net premiums earned	6,293,348	6,040,609
Loss ratio	61.1%	60.5%
Expense ratio	33.2	33.2
GAAP combined ratio	94.3	93.7
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

A summary of gross premiums written in 2016 compared with 2015 by line of business within each business segment follows:

•
Insurance gross premiums increased 4% to $6,796 million in 2016 from $6,565 million in 2015. Gross premiums increased $198 million (10%) for other liability, $58 million (9%) for professional liability and $32 million (2%) for workers' compensation, partially offset by decreases of $30 million (4%) for commercial auto and $27 million (2%) for short-tail lines.

•
Reinsurance gross premiums increased 9% to $748 million in 2016 from $685 million in 2015. Gross premiums written decreased $7 million (2%) for casualty lines and increased $70 million (29%) for property lines.

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
Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2016 and 2015:

	Amount		Average Annualized Yield
(In thousands)	2016	2015	2016	2015
Fixed maturity securities, including cash and cash equivalents and loans receivable	$444,247	$428,325	3.2%	3.2%
Investment funds	99,301	62,228	8.1	5.2
Arbitrage trading account	7,054	16,891	0.7	3.3
Real estate	18,693	11,294	4.8	1.4
Equity securities available for sale	4,028	4,624	2.1	2.7
Gross investment income	573,323	523,362	3.4	3.3
Investment expenses	(9,160)	(10,717)	—	—
Total	$564,163	$512,645	3.4%	3.2%
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
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third party administrator, and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $139 million in 2016 and 2015.
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

•
Reinsurance - The loss ratio of 61.6% in 2016 was 3.4 points higher than the loss ratio of 58.2% in 2015. Catastrophe losses were $16 million in 2016 compared with $3 million in 2015, an increase of 2.0 loss ratio points. Favorable prior year reserve development was $6 million in 2016 compared with $11 million in 2015, a difference of 0.9 loss ratio points. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.5 points to 60.2% in 2016 from 59.7% in 2015.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2016	2015
Policy acquisition and insurance operating expenses	$2,089,203	$2,005,498
Insurance service expenses	138,908	127,365
Net foreign currency (gains) losses	(11,904)	400
Other costs and expenses	179,412	156,487
Total	$2,395,619	$2,289,750
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 4%, the same as the increase in net premiums earned of 4%. The expense ratio (policy acquisition and insurance operating expenses expressed as a percentage of premiums earned) was 33.2% in both 2016 and 2015.
Insurance service expenses, which represent the costs associated with the fee-based businesses, increased 9% to $139 million.
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

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations. Due to the near historically low fixed maturity investment returns, the Company invests in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
The Company also attempts to maintain an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration of the investment portfolio was 3.0 years and 3.1 years at December 31, 2017 and 2016, respectively. The Company’s investment portfolio and investment-related assets as of December 31, 2017 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$377,740	2.1%
State and municipal:
Special revenue	2,725,833	14.7
State general obligation	490,890	2.7
Pre-refunded (1)	464,802	2.5
Local general obligation	444,984	2.4
Corporate backed	384,467	2.1
Total state and municipal	4,510,976	24.5
Mortgage-backed securities:
Agency	821,815	4.5
Commercial	260,545	1.4
Residential-Prime	211,363	1.1
Residential-Alt A	19,658	0.1
Total mortgage-backed securities	1,313,381	7.1
Asset-backed securities	2,111,544	11.5
Corporate:
Industrial	2,618,892	14.2
Financial	1,434,767	7.8
Utilities	294,954	1.6
Other	40,499	0.2
Total corporate	4,389,112	23.8
Foreign government	848,497	4.6
Total fixed maturity securities	13,551,250	73.6
Equity securities available for sale:
Common stocks	352,204	1.9
Preferred stocks	224,443	1.2
Total equity securities available for sale	576,647	3.1
Real estate	1,469,601	8.0
Investment funds	1,155,677	6.3
Cash and cash equivalents	950,471	5.2
Arbitrage trading account	617,649	3.4
Loans receivable	79,684	0.4
Total investments	$18,400,979	100.0%
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
At December 31, 2017, investments in foreign government fixed maturity securities were as follows:

(In thousands)	Carrying Value
Australia	$212,821
Argentina	179,581
Canada	169,222
United Kingdom	85,109
Brazil	60,693
Germany	39,520
Singapore	36,450
Supranational (1)	31,322
Norway	9,589
Mexico	9,107
Colombia	7,690
Uruguay	7,393
Total	$848,497
_______________

(1)	Supranational represents investments in the North American Development Bank, European Investment Bank and International Bank for Reconstruction & Development.
Equity Securities Available for Sale. Equity securities primarily represent investments in common and preferred stocks in companies with potential growth opportunities in different sectors, including healthcare and financial institutions.
Investment Funds. At December 31, 2017, the carrying value of investment funds was $1,156 million, including investments in real estate funds of $607 million, energy funds of $83 million, and other funds of $466 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2017, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are two properties under development: an office building in London and a mixed-use project in Washington D.C. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an amortized cost of $80 million and an aggregate fair value of $82 million at December 31, 2017. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of December 31, 2017. Loans receivable include real estate loans of $66 million that are secured by commercial real estate located primarily in Georgia and New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $14 million that are secured by business assets and have fixed interest rates and varying maturities not exceeding 15 years.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities decreased to $711 million in 2017 from $848 million in 2016, primarily due to the timing of loss and loss expense payments and payments to taxing authorities.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 80% invested in cash, cash equivalents and marketable fixed maturity securities as of December 31, 2017. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2017, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,497 million and a face amount of $2,530 million. The maturities of the outstanding debt are $443 million in 2019, $311 million in 2020, $426 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053 and $400 million in 2056.
In February 2016, the Company issued $110 million aggregate principal amount of its 5.9% subordinated debentures due 2056, and in May 2016, the Company issued $290 million aggregate principal amount of its 5.75% subordinated debentures due 2056. During 2016, the Company repaid $83 million of debt on various issuances, mainly in connection with the sale of Aero Precision Industries. During 2017, one of the Company's non-insurance subsidiaries issued $7 million of debt.
Equity. The Company repurchased 731,003, 2,395,892 and 4,502,025 shares of its common stock in 2017, 2016 and 2015, respectively. The aggregate cost of the repurchases was $48 million in 2017, $132 million in 2016 and $224 million in 2015. At December 31, 2017, total common stockholders’ equity was $5.41 billion, common shares outstanding were 121,514,852 and stockholders’ equity per outstanding share was $44.53.
Total Capital. Total capitalization (equity, senior notes and other debt and subordinated debentures) was $7.9 billion at December 31, 2017. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 32% at December 31, 2017 and 33% at December 31, 2016.

Federal and Foreign Income Taxes
The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2017, the Company had a gross deferred tax asset (net of valuation allowance) of $314 million (which primarily relates to loss and loss expense reserves and unearned premium reserves) and a gross deferred tax liability of $401 million (which primarily relates to deferred policy acquisition costs and unrealized investment gains). The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.
As result of the mandatory repatriation provision of the Tax Cuts and Jobs Act of 2017, the Company recognized a tax on the undistributed earnings of its foreign subsidiaries. The Company plans to continue its policy to permanently reinvest the undistributed earnings of its foreign subsidiaries.

Reinsurance
The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect it against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:

•
Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2018: The Company’s property per risk reinsurance generally covers losses between $2.5 million and $50 million. The Company’s catastrophe excess of loss reinsurance program provides protection for net losses between $30 million and $355 million for the majority of business written by its U.S. Insurance segment operating units, excluding offshore energy. The Company has separate catastrophe excess of loss reinsurance for business written through its Lloyd’s Syndicate that provides protection for losses between $8.5 million and $52.5 million for events in North America. For North American losses greater than $52.5 million, the business written through the Company's Lloyd's Syndicate is protected within the U.S. program up to $355 million. The Company’s catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.

•
Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds for the majority of business written by its U.S. companies. A significant casualty treaty (casualty catastrophe) in effect as of January 1, 2018 provides protection for losses between $5 million and $75 million from single events with claims involving two or more insurable interests or for systemic events involving multiple insureds and/or policy years. The treaty also covers casualty contingency losses in excess of $1 million and up to $111 million. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $5 million and $220 million. For excess workers’ compensation business, such coverage is generally in place for losses between $25 million and $275 million.

•	Facultative reinsurance - The Company also purchases facultative reinsurance on certain individual policies or risks that are in excess of treaty reinsurance capacity.

•	Other reinsurance - Depending on the operating unit, the Company purchases specific additional reinsurance to supplement the above programs.
The Company places a number of its casualty treaties on a “risk attaching” basis. Under risk attaching treaties, all claims from policies incepting during the period of the reinsurance contract are covered even if they occur after the expiration date of the reinsurance contract. If the Company is unable to renew or replace its existing reinsurance coverage, protection for unexpired policies would remain in place until their expiration. In such case, the Company could revise its underwriting strategy for new business to reflect the absence of reinsurance protection. The casualty catastrophe treaty highlighted above was purchased on a claims made basis. Property catastrophe and workers’ compensation catastrophe reinsurance is generally placed on a “losses occurring basis,” whereby only claims occurring during the period are covered. If the Company is unable to renew or replace these reinsurance coverages, unexpired policies would not be protected, though we frequently have the option to purchase run-off coverage in our treaties.
Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2017:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Earned premiums	$1,161,936	$1,099,462	$1,050,840
Losses and loss expenses	601,769	707,336	501,999
Ceded earned premiums increased 5.7% in 2017 to $1,162 million. The ceded losses and loss expenses ratio decreased 12 points to 52% in 2017 from 64% in 2016.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2017. Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $1 million in the aggregate.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:
Munich Re	AA-		$156,368
Lloyd’s of London	A+		152,934
Alleghany Group	A+		152,468
Swiss Re	AA-		129,369
Partner Re	A+		87,491
Axis Capital	A+		82,803
Hannover Re Group	AA-		64,011
Berkshire Hathaway	AA+		56,892
Everest Re	A+		50,387
Korean Re	A		44,072
Chubb Limited	AA		30,977
Renaissance Re	AA-		27,095
Liberty Mutual	A		22,629
Arch Capital Group	A+		21,310
Other reinsurers:
Rated A- or better			147,193
Secured (2)			124,240
All Others			21,701
Subtotal			1,371,940
Residual markets pools (3)			411,260
Total			$1,783,200
_________________

(1)	S&P rating, or if not rated by S&P, A.M. Best rating.

(2)	Secured by letters of credit or other forms of collateral.

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

Contractual Obligations
Following is a summary of the Company's contractual obligations as of December 31, 2017:

(In thousands)
Estimated Payments By Periods	2018	2019	2020	2021	2022	Thereafter
Gross reserves for losses	$3,055,152	$2,090,745	$1,541,430	$1,120,935	$820,851	$3,654,114
Operating lease obligations	50,116	41,326	38,721	34,982	29,720	92,086
Purchase obligations	122,402	53,111	43,876	38,577	38,115	17,475
Subordinated debentures	—	—	—	—	—	750,000
Debt maturities	—	442,651	311,000	—	426,533	599,487
Interest payments	144,846	144,846	114,071	97,946	94,618	1,967,186
Other long-term liabilities	3,402	3,095	2,847	2,548	2,244	29,387
Total	$3,375,918	$2,775,774	$2,051,945	$1,294,988	$1,412,081	$7,109,735

The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2017. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns.The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, at December 31, 2017, the Company had commitments to invest up to $406.2 million and $359.7 million in certain investment funds and real estate construction projects, respectively. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $4 million as of December 31, 2017. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.0 years and 3.1 years at December 31, 2017 and 2016, respectively.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.
The following table outlines the groups of fixed maturity securities and their effective duration at December 31, 2017:

	Effective
	Duration
($ in thousands)	(Years)	Fair Value
State and municipal	4.1	$4,525,475
Corporate	3.7	4,389,112
Mortgage-backed securities	3.7	1,314,608
U.S. government and government agencies	3.0	377,740
Foreign government	2.1	848,497
Loans receivable	1.5	82,047
Asset-backed securities	0.8	2,111,544
Cash and cash equivalents	—	950,471
Total	3.0	$14,599,494
Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2017 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$13,215,440	$(1,384,054)
200 basis point rise	13,677,051	(922,443)
100 basis point rise	14,138,717	(460,777)
Base scenario	14,599,494	—
100 basis point decline	15,059,429	459,935
200 basis point decline	15,505,364	905,870
300 basis point decline	15,903,135	1,303,641
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
W. R. Berkley Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules II to VI (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/S/ KPMG LLP
We have served as the Company’s auditor since 1972.
New York, New York
February 23, 2018

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
REVENUES:
Net premiums written	$6,260,508	$6,423,913	$6,189,515
Change in net unearned premiums	50,911	(130,565)	(148,906)
Net premiums earned	6,311,419	6,293,348	6,040,609
Net investment income	575,788	564,163	512,645
Net investment gains:
Net realized gains on investment sales	335,858	285,119	125,633
Other-than-temporary impairments	—	(18,114)	(33,309)
Net investment gains	335,858	267,005	92,324
Revenues from non-insurance businesses	326,165	390,348	421,102
Insurance service fees	134,729	138,944	139,440
Other income	805	376	337
Total revenues	7,684,764	7,654,184	7,206,457
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	4,002,348	3,845,800	3,656,270
Other operating costs and expenses	2,436,932	2,395,619	2,289,750
Expenses from non-insurance businesses	325,417	375,431	397,461
Interest expense	147,297	140,896	130,946
Total operating costs and expenses	6,911,994	6,757,746	6,474,427
Income before income taxes	772,770	896,438	732,030
Income tax expense	(219,433)	(292,953)	(227,923)
Net income before noncontrolling interests	553,337	603,485	504,107
Noncontrolling interests	(4,243)	(1,569)	(413)
Net income to common stockholders	$549,094	$601,916	$503,694
NET INCOME PER SHARE:
Basic	$4.40	$4.91	$4.06
Diluted	$4.26	$4.68	$3.87
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income before noncontrolling interests	$553,337	$603,485	$504,107
Other comprehensive gain (loss):
Change in unrealized translation adjustments	64,706	(124,193)	(124,744)
Change in unrealized investment (losses) gains, net of taxes	(51,752)	246,518	(125,542)
Other comprehensive gain (loss)	12,954	122,325	(250,286)
Comprehensive income	566,291	725,810	253,821
Comprehensive loss (income) to the noncontrolling interest	4,262	1,510	(375)
Comprehensive income to common shareholders	$570,553	$727,320	$253,446
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2017	2016
Assets
Investments:
Fixed maturity securities	$13,551,250	$13,190,668
Investment funds	1,155,677	1,198,146
Real estate	1,469,601	1,184,981
Arbitrage trading account	617,649	299,999
Loans receivable	79,684	106,798
Equity securities available for sale	576,647	669,200
Total investments	17,450,508	16,649,792
Cash and cash equivalents	950,471	795,285
Premiums and fees receivable	1,773,844	1,701,854
Due from reinsurers	1,783,200	1,743,980
Deferred policy acquisition costs	507,549	537,890
Prepaid reinsurance premiums	472,009	413,140
Trading account receivable from brokers and clearing organizations	189,280	484,593
Property, furniture and equipment	422,960	349,432
Goodwill	178,945	144,513
Accrued investment income	136,597	127,047
Current federal and foreign income taxes	—	14,768
Other assets	434,554	402,550
Total assets	$24,299,917	$23,364,844
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,670,408	$11,197,195
Unearned premiums	3,290,180	3,283,300
Due to reinsurers	246,460	213,128
Trading account securities sold but not yet purchased	64,358	51,179
Current federal and foreign income taxes	11,327	—
Deferred federal and foreign income taxes	86,764	134,365
Other liabilities	981,987	916,318
Senior notes and other debt	1,769,052	1,760,595
Subordinated debentures	728,218	727,630
Total liabilities	18,848,754	18,283,710
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 121,514,852 and 121,193,599 shares, respectively	47,024	47,024
Additional paid-in capital	1,048,283	1,037,446
Retained earnings	6,956,882	6,595,987
Accumulated other comprehensive income	68,541	55,568
Treasury stock, at cost, 113,603,066 and 113,924,319 shares, respectively	(2,709,386)	(2,688,817)
Total common stockholders’ equity	5,411,344	5,047,208
Noncontrolling interests	39,819	33,926
Total equity	5,451,163	5,081,134
Total liabilities and equity	$24,299,917	$23,364,844
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2017	2016	2015
COMMON STOCK:
Beginning and end of period	$47,024	$47,024	$47,024
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$1,037,446	$1,005,455	$991,512
Restricted stock units issued	(27,959)	(3,594)	(16,748)
Restricted stock units expensed	38,796	35,585	30,691
End of period	$1,048,283	$1,037,446	$1,005,455
RETAINED EARNINGS:
Beginning of period	$6,595,987	$6,178,070	$5,732,410
Net income to common stockholders	549,094	601,916	503,694
Dividends	(188,199)	(183,999)	(58,034)
End of period	$6,956,882	$6,595,987	$6,178,070
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized investment gains (losses):
Beginning of period	$427,154	$180,695	$306,199
Unrealized (losses) gains on securities not other-than-temporarily impaired	(52,628)	246,872	(125,391)
Unrealized gains (losses) on other-than-temporarily impaired securities	895	(413)	(113)
End of period	375,421	427,154	180,695
Currency translation adjustments:
Beginning of period	(371,586)	(247,393)	(122,649)
Net change in period	64,706	(124,193)	(124,744)
End of period	(306,880)	(371,586)	(247,393)
Total accumulated other comprehensive income (loss)	$68,541	$55,568	$(66,698)
TREASURY STOCK:
Beginning of period	$(2,688,817)	$(2,563,605)	$(2,364,551)
Stock exercised/vested	26,511	6,495	23,975
Stock issued	727	685	623
Stock repurchased	(47,807)	(132,392)	(223,652)
End of period	$(2,709,386)	$(2,688,817)	$(2,563,605)
NONCONTROLLING INTERESTS:
Beginning of period	$33,926	$32,962	$34,189
Contributions (distributions)	1,631	(546)	(1,602)
Net income	4,243	1,569	413
Other comprehensive income (loss), net of tax	19	(59)	(38)
End of period	$39,819	$33,926	$32,962
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$549,094	$601,916	$503,694
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains	(335,858)	(267,005)	(92,324)
Depreciation and amortization	112,956	86,051	85,139
Noncontrolling interests	4,243	1,569	413
Investment funds	(69,333)	(99,301)	(62,228)
Stock incentive plans	40,490	37,174	32,123
Change in:
Arbitrage trading account	(4,896)	(10,633)	(7,173)
Premiums and fees receivable	(67,752)	(60,403)	(60,942)
Reinsurance accounts	(66,542)	(235,455)	(31,930)
Deferred policy acquisition costs	30,343	(25,912)	(29,860)
Current income taxes	25,859	42,632	20,428
Deferred income taxes	(16,893)	9,012	47,260
Reserves for losses and loss expenses	438,530	572,196	397,685
Unearned premiums	4,160	149,683	142,699
Other	66,482	46,852	(63,680)
Net cash from operating activities	710,883	848,376	881,304
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	4,035,162	2,440,310	1,388,680
Proceeds from sale of equity securities	195,270	143,042	15,833
Distributions from investment funds	247,404	142,601	177,424
Proceeds from maturities and prepayments of fixed maturity securities	3,556,744	2,189,365	2,999,339
Purchase of fixed maturity securities	(7,940,957)	(5,541,202)	(4,455,223)
Purchase of equity securities	(27,522)	(202,736)	(29,526)
Real estate purchased	(236,039)	(299,123)	(222,659)
Change in loans receivable	27,135	166,327	48,909
Net additions to property, furniture and equipment	(115,719)	(50,829)	(63,562)
Change in balances due from security brokers	(4,372)	20,992	(22,666)
Cash received in connection with business disposition	—	250,216	—
Payment for business purchased, net of cash acquired	(70,570)	(53,451)	(7,312)
Net cash used in investing activities	(333,464)	(794,488)	(170,763)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	6,983	388,769	9,056
Repayment of senior notes and other debt	(20)	(75,487)	(281,086)
Cash dividends to common stockholders	(188,199)	(183,999)	(58,034)
Purchase of common treasury shares	(47,807)	(132,392)	(223,652)
Other, net	(6,043)	(3,823)	(1,602)
Net cash used in financing activities	(235,086)	(6,932)	(555,318)
Net impact on cash due to change in foreign exchange rates	12,853	(15,302)	(66,033)
Net increase in cash and cash equivalents	155,186	31,654	89,190
Cash and cash equivalents at beginning of year	795,285	763,631	674,441
Cash and cash equivalents at end of year	$950,471	$795,285	$763,631
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017, 2016 and 2015

(1) Summary of Significant Accounting Policies
(A) Principles of consolidation and basis of presentation
The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2016 and 2015 financial statements to conform to the presentation of the 2017 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. The most significant items on our balance sheet that involve a greater degree of accounting estimates that are subject to change in the future are the valuation of investments, other-than-temporary impairments, loss and loss expense reserves and premium estimates. Actual results could differ from those estimates.
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
Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums increased net premiums written and premiums earned by $8 million, $8 million and $3 million in 2017, 2016 and 2015, respectively.
Revenues from non-insurance businesses are derived from a business engaged in the distribution of promotional merchandise, world-wide textile solutions, and aircraft services provided to the general, commercial and military aviation markets. These aircraft services include (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenue is recognized upon the shipment of products and parts, the delivery of aircraft, the delivery of fuel, and upon completion of services.
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
(E) Per share data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the year (including 4,847,303 common shares held in a grantor trust established in March 2017). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the year and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
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
(I) Deposit accounting
Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $47 million and $51 million at December 31, 2017 and 2016, respectively.
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
(L) Property, furniture and equipment
Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $50 million, $47 million and $45 million for 2017, 2016 and 2015, respectively.
(M) Comprehensive income
Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities and unrealized foreign currency translation adjustments.
(N) Goodwill and other intangible assets
Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2017 indicated that there were no material impairment losses related to goodwill and other intangible assets. Intangible assets of $107 million and $82 million are included in other assets as of December 31, 2017 and 2016, respectively.
(O) Restricted stock units
The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).
(P) Statements of cash flows
Interest payments were $145 million, $137 million and $130 million in 2017, 2016 and 2015, respectively. Income taxes paid were $207 million, $232 million and $165 million in 2017, 2016 and 2015, respectively. Other non-cash items include unrealized investment gains and losses. (See Note 11 of Notes to Consolidated Financial Statements.)
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
Accounting and reporting standards that are not yet effective:
In May 2014, the FASB issued ASU 2014-09, Revenue from Customers. ASU 2014-09 clarifies the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s insurance service fee revenue and non-insurance business revenue will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The updated guidance, as amended by ASU 2015-14, is effective for public business entities for annual and interim reporting periods beginning after December 15, 2017. The Company determined that the adoption of this guidance on January 1, 2018 will not have a material effect on the Company’s financial condition or results of operations.
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
In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income, which amends previous guidance to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Act related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018, and is eligible for early adoption.  The Company expects to adopt the updated guidance in 2018, which should not impact its results of operations or financial position.
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
The following table summarizes the estimated fair value of net assets acquired and liabilities assumed for the business combination completed in 2017:

(In thousands)	2017
Cash and cash equivalents	$2,721
Real estate, furniture and equipment	7,042
Goodwill	28,522
Intangible Assets	32,395
Other assets	9,862
Total assets acquired	80,542

Other liabilities assumed	(2,251)
Non controlling interest	(5,000)
Net assets acquired	$73,291
In February 2016, the Company acquired an 85% ownership interest for $42.3 million in a company engaged in the distribution of promotional merchandise.

(3)    Consolidated Statement of Comprehensive Income (Loss)
The following tables present the components of the changes in accumulated other comprehensive income (loss) (AOCI) as of and for the years ended December 31, 2017 and 2016:

(In thousands)
December 31, 2017	Unrealized investment gains (losses)		Currency translation adjustments	Accumulated other comprehensive income (loss)
Changes in AOCI
Beginning of period	$427,154		$(371,586)	$55,568
Other comprehensive income before reclassifications	63,567		64,706	128,273
Amounts reclassified from AOCI	(115,319)		—	(115,319)
Other comprehensive income (loss)	(51,752)		64,706	12,954
Unrealized investment gain related to non-controlling interest	19		—	19
Ending balance	$375,421		$(306,880)	$68,541
Amounts reclassified from AOCI
Pre-tax	$(177,414)	(1)	$—	$(177,414)
Tax effect	62,095	(2)		62,095
After-tax amounts reclassified	$(115,319)		$—	$(115,319)
Other comprehensive income (loss)
Pre-tax	$(69,425)		$64,706	$(4,719)
Tax effect	17,673		—	17,673
Other comprehensive income (loss)	$(51,752)		$64,706	$12,954

(In thousands)
December 31, 2016	Unrealized investment gains (losses)		Currency translation adjustments	Accumulated other comprehensive income (loss)
Changes in AOCI
Beginning of period	$180,695		$(247,393)	$(66,698)
Other comprehensive income (loss) before reclassifications	286,734		(124,193)	162,541
Amounts reclassified from AOCI	(40,216)		—	(40,216)
Other comprehensive income (loss)	246,518		(124,193)	122,325
Unrealized investment gain related to non-controlling interest	(59)		—	(59)
Ending balance	$427,154		$(371,586)	$55,568
Amounts reclassified from AOCI
Pre-tax	$(61,871)	(1)	$—	$(61,871)
Tax effect	21,655	(2)	—	21,655
After-tax amounts reclassified	$(40,216)		$—	$(40,216)
Other comprehensive income (loss)
Pre-tax	$379,258		$(124,193)	$255,065
Tax effect	(132,740)		—	(132,740)
Other comprehensive income (loss)	$246,518		$(124,193)	$122,325
_______________
(1) Net investment gains in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(4)    Investments in Fixed Maturity Securities
At December 31, 2017 and 2016, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2017
Held to maturity:
State and municipal	$65,882	$14,499	$—	$80,381	$65,882
Residential mortgage-backed	13,450	1,227	—	14,677	13,450
Total held to maturity	79,332	15,726	—	95,058	79,332
Available for sale:
U.S. government and government agency	372,748	8,824	(3,832)	377,740	377,740
State and municipal:
Special revenue	2,663,245	53,512	(10,027)	2,706,730	2,706,730
State general obligation	439,358	16,087	(711)	454,734	454,734
Pre-refunded	436,241	22,701	(9)	458,933	458,933
Corporate backed	375,268	10,059	(860)	384,467	384,467
Local general obligation	417,955	23,242	(967)	440,230	440,230
Total state and municipal	4,332,067	125,601	(12,574)	4,445,094	4,445,094
Mortgage-backed securities:
Residential (1)	1,043,629	9,304	(13,547)	1,039,386	1,039,386
Commercial	261,652	1,521	(2,628)	260,545	260,545
Total mortgage-backed securities	1,305,281	10,825	(16,175)	1,299,931	1,299,931
Asset-backed securities	2,111,132	11,024	(10,612)	2,111,544	2,111,544
Corporate:
Industrial	2,574,400	52,210	(7,718)	2,618,892	2,618,892
Financial	1,402,161	37,744	(5,138)	1,434,767	1,434,767
Utilities	284,886	11,316	(1,248)	294,954	294,954
Other	40,560	5	(66)	40,499	40,499
Total corporate	4,302,007	101,275	(14,170)	4,389,112	4,389,112
Foreign government	819,345	32,018	(2,866)	848,497	848,497
Total available for sale	13,242,580	289,567	(60,229)	13,471,918	13,471,918
Total investments in fixed maturity securities	$13,321,912	$305,293	$(60,229)	$13,566,976	$13,551,250

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2016
Held to maturity:
State and municipal	$72,582	$12,453	$—	$85,035	$72,582
Residential mortgage-backed	15,944	1,693	—	17,637	15,944
Total held to maturity	88,526	14,146	—	102,672	88,526
Available for sale:
U.S. government and government agency	496,187	20,208	(2,593)	513,802	513,802
State and municipal:
Special revenue	2,791,211	58,559	(26,315)	2,823,455	2,823,455
State general obligation	524,682	16,964	(5,139)	536,507	536,507
Pre-refunded	356,535	19,181	(165)	375,551	375,551
Corporate backed	410,933	6,172	(6,452)	410,653	410,653
Local general obligation	360,022	15,682	(2,367)	373,337	373,337
Total state and municipal	4,443,383	116,558	(40,438)	4,519,503	4,519,503
Mortgage-backed securities:
Residential (1)	1,034,301	15,431	(12,950)	1,036,782	1,036,782
Commercial	155,540	304	(2,981)	152,863	152,863
Total mortgage-backed securities	1,189,841	15,735	(15,931)	1,189,645	1,189,645
Asset-backed securities	1,913,830	5,971	(11,941)	1,907,860	1,907,860
Corporate:
Industrial	2,315,567	71,007	(7,174)	2,379,400	2,379,400
Financial	1,369,001	39,543	(11,270)	1,397,274	1,397,274
Utilities	229,154	10,801	(2,411)	237,544	237,544
Other	54,073	299	(63)	54,309	54,309
Total corporate	3,967,795	121,650	(20,918)	4,068,527	4,068,527
Foreign government	858,773	46,794	(2,762)	902,805	902,805
Total available for sale	12,869,809	326,916	(94,583)	13,102,142	13,102,142
Total investments in fixed maturity securities	$12,958,335	$341,062	$(94,583)	$13,204,814	$13,190,668
____________________
(1) Gross unrealized gain (losses) for mortgage-backed securities include $76,467 and ($818,691) as of December 31, 2017 and 2016, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.
The amortized cost and fair value of fixed maturity securities at December 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$673,946	$679,822
Due after one year through five years	4,961,661	5,051,288
Due after five years through ten years	3,247,109	3,360,452
Due after ten years	3,120,465	3,160,806
Mortgage-backed securities	1,318,731	1,314,608
Total	$13,321,912	$13,566,976
At December 31, 2017 and 2016, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2017, investments with a carrying value of $1,353 million were on deposit in custodial or trust accounts, of which $995 million was on deposit with state insurance departments, $308 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $46 million was on deposit as security for reinsurance clients and $4 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(5)    Investments in Equity Securities Available for Sale
At December 31, 2017 and 2016, investments in equity securities available for sale were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
December 31, 2017
Common stocks	$81,855	$272,309	$(1,960)	$352,204	$352,204
Preferred stocks	124,150	102,890	(2,597)	224,443	224,443
Total	$206,005	$375,199	$(4,557)	$576,647	$576,647

December 31, 2016
Common stocks	$94,998	$351,906	$(1,046)	$445,858	$445,858
Preferred stocks	125,589	101,392	(3,639)	223,342	223,342
Total	$220,587	$453,298	$(4,685)	$669,200	$669,200

(6)    Arbitrage Trading Account
At December 31, 2017 and 2016, the fair value and carrying value of the arbitrage trading account were $618 million and $300 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of December 31, 2017, the fair value of long option contracts outstanding was $1 million (notional amount of $136 million) and the fair value of short option contracts outstanding was $8 million (notional amount of $135 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.
(7)    Net Investment Income
Net investment income consists of the following:

(In thousands)	2017	2016	2015
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$473,101	$444,247	$428,325
Investment funds	68,169	99,301	62,228
Arbitrage trading account	19,145	18,693	16,891
Real estate	19,975	7,054	11,294
Equity securities available for sale	2,350	4,028	4,624
Gross investment income	582,740	573,323	523,362
Investment expense	(6,952)	(9,160)	(10,717)
Net investment income	$575,788	$564,163	$512,645

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
The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments of $406.2 million as of December 31, 2017.
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Losses)
(In thousands)	2017	2016	2017	2016	2015
Real estate	$606,995	$641,783	$45,068	$50,415	$58,032
Energy	82,882	91,448	(15,764)	19,747	(37,373)
Hedged equity	—	73,913	(1,164)	3,334	(2,762)
Other funds	465,800	391,002	40,029	25,805	44,331
Total	$1,155,677	$1,198,146	$68,169	$99,301	$62,228
The Company's share of the earnings or losses of investment funds is primarily reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
(9)    Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2017	2016
Properties in operation	$451,691	$457,237
Properties under development	1,017,910	727,744
Total	$1,469,601	$1,184,981
In 2017, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, an office complex in New York City and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $25,646,000 and $16,425,000 as of December 31, 2017 and 2016, respectively. Related depreciation expense was $9,212,000 and $6,940,000 for the years ended December 31, 2017 and 2016, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $28,175,755 in 2018, $33,653,067 in 2019, $33,435,418 in 2020, $33,878,321 in 2021, $33,885,797 in 2022 and $517,372,272 thereafter.
Properties under development include an office building in London and a mixed-use project in Washington, D.C.

(10)    Loans Receivable
Loans receivable are as follows:

	As of December 31,
(In thousands)	2017	2016
Amortized cost (net of valuation allowance):
Real estate loans	$66,057	$92,415
Commercial loans	13,627	14,383
Total	$79,684	$106,798

Fair value:
Real estate loans	$66,917	$92,415
Commercial loans	15,130	15,884
Total	$82,047	$108,299

Valuation allowance:
Specific	$1,200	$1,200
General	2,183	2,197
Total	$3,383	$3,397

	For the Year Ended December 31,
	2017	2016
Increase (decrease) in valuation allowance	$(14)	$1,303
Loans receivable in non-accrual status were $4.3 million and $5.4 million as of December 31, 2017 and 2016, respectively.
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
The real estate loans are secured by commercial real estate primarily located in Georgia and New York. These loans generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. The commercial loans are with small business owners who have secured the related financing with the assets of the business. Commercial loans generally earn interest on a fixed basis and have varying maturities not exceeding 15 years.
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at December 31, 2017, and accordingly, the Company determined that a specific valuation allowance was not required.

(11)    Realized and Unrealized Investment Gains (Losses)
Realized and unrealized investment gains (losses) are as follows:

(In thousands)	2017	2016	2015
Realized investment gains (losses):
Fixed maturity securities:
Gains	$28,217	$72,215	$23,755
Losses	(5,342)	(6,434)	(4,065)
Equity securities available for sale	154,539	14,201	9,639
Investment funds (1)	125,423	58,861	93,529
Real estate	12,880	7,757	—
Other (2)	20,141	138,519	2,775
Net realized gains on investments sales	335,858	285,119	125,633
Other-than-temporary impairments (3)	—	(18,114)	(33,309)
Net investment gains	335,858	267,005	92,324
Income tax expense	(117,550)	(93,452)	(32,313)
After-tax realized investment gains	$218,308	$173,553	$60,011

Change in unrealized gains (losses) of available for sales securities:
Fixed maturity securities	$(2,192)	$(107,094)	$(144,445)
Previously impaired fixed maturity securities	895	451	(174)
Equity securities available for sale	(77,971)	465,727	(27,809)
Investment funds	9,843	12,631	(19,758)
Total change in unrealized investment gains (losses)	(69,425)	371,715	(192,186)
Income tax benefit (expense)	17,673	(125,315)	66,644
Noncontrolling interests	19	59	38
After-tax change in unrealized investment gains (losses) of available for sale securities	$(51,733)	$246,459	$(125,504)
____________________
(1) Investment funds includes a gain of $124.3 million from the sale of an investment in an office building located in Washington, D.C. for the year ended December 31, 2017.

(2) Other includes a gain of $134.9 million from the sale of Aero Precision Industries and certain related aviation services business for the year ended December 31, 2016.

(3) There were no other than temporary impairments (OTTI) for the year ended December 31, 2017. For the year ended December 31, 2016, OTTI related to equity securities was $18.1 million. For the year ended December 31, 2015, OTTI related to equity securities was $24.3 million and related to fixed maturity securities was $9.0 million.

(12)    Securities in an Unrealized Loss Position
The following tables summarize all securities in an unrealized loss position at December 31, 2017 and 2016 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
U.S. government and government agency	$92,167	$1,491	$72,055	$2,341	$164,222	$3,832
State and municipal	735,972	5,944	345,755	6,630	1,081,727	12,574
Mortgage-backed securities	480,435	5,110	373,956	11,065	854,391	16,175
Asset-backed securities	1,127,309	8,298	167,412	2,314	1,294,721	10,612
Corporate	1,103,747	8,224	170,858	5,946	1,274,605	14,170
Foreign government	244,139	2,615	25,824	251	269,963	2,866
Fixed maturity securities	3,783,769	31,682	1,155,860	28,547	4,939,629	60,229
Common stocks	9,244	1,211	9,387	749	18,631	1,960
Preferred stocks	—	—	23,077	2,597	23,077	2,597
Equity securities available for sale	9,244	1,211	32,464	3,346	41,708	4,557
Total	$3,793,013	$32,893	$1,188,324	$31,893	$4,981,337	$64,786

December 31, 2016
U.S. government and government agency	$112,709	$1,252	$35,450	$1,341	$148,159	$2,593
State and municipal	1,562,614	35,553	133,034	4,885	1,695,648	40,438
Mortgage-backed securities	625,903	11,103	109,066	4,828	734,969	15,931
Asset-backed securities	1,010,836	5,340	201,693	6,601	1,212,529	11,941
Corporate	1,035,245	13,448	65,147	7,470	1,100,392	20,918
Foreign government	213,246	1,985	24,820	777	238,066	2,762
Fixed maturity securities	4,560,553	68,681	569,210	25,902	5,129,763	94,583
Common stocks	336	22	8,755	1,024	9,091	1,046
Preferred stocks	—	—	22,034	3,639	22,034	3,639
Equity securities available for sale	336	22	30,789	4,663	31,125	4,685
Total	$4,560,889	$68,703	$599,999	$30,565	$5,160,888	$99,268
Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2017 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	11	$96,741	$1,197
Corporate	7	54,590	2,725
Mortgage-backed securities	6	5,368	138
State and municipal	1	3,662	1
Asset-backed securities	3	441	116
Total	28	$160,802	$4,177
For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income.

For the years ended December 31, 2017 and 2016, there were no OTTI recognized in earnings for fixed maturity securities.
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
Preferred Stocks – At December 31, 2017, there was one preferred stock in an unrealized loss position, with an aggregate fair value of $23.1 million and a gross unrealized loss of $2.6 million. The preferred stock is rated investment grade. Management believes the unrealized loss is due primarily to market and sector related factors and does not consider it to be OTTI. For the year ended December 31, 2017 and 2016, there were no OTTI for preferred stocks.
Common Stocks – At December 31, 2017, there were three common stocks in an unrealized loss position, with an aggregate fair value of $18.6 million and a gross unrealized loss of $2.0 million. Based on management's view of these securities, the Company does not consider the common stocks to be OTTI. For the year ended December 31, 2017, there were no OTTI for common stocks. OTTI for common stocks for the year ended December 31, 2016 were $18.1 million.
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

The following tables present the assets and liabilities measured at fair value as of December 31, 2017 and 2016 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$377,740	$—	$377,740	$—
State and municipal	4,445,094	—	4,445,094	—
Mortgage-backed securities	1,299,931	—	1,299,931	—
Asset-backed securities	2,111,544	—	2,111,372	172
Corporate	4,389,112	—	4,389,112	—
Foreign government	848,497	—	848,497	—
Total fixed maturity securities available for sale	13,471,918	—	13,471,746	172
Equity securities available for sale:
Common stocks	352,204	342,834	—	9,370
Preferred stocks	224,443	—	213,600	10,843
Total equity securities available for sale	576,647	342,834	213,600	20,213
Arbitrage trading account	617,649	471,420	146,229	—
Total	$14,666,214	$814,254	$13,831,575	$20,385
Liabilities:
Trading account securities sold but not yet purchased	$64,358	$64,358	$—	$—

December 31, 2016
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$513,802	$—	$513,802	$—
State and municipal	4,519,503	—	4,519,503	—
Mortgage-backed securities	1,189,645	—	1,189,645	—
Asset-backed securities	1,907,860	—	1,907,677	183
Corporate	4,068,527	—	4,068,527	—
Foreign government	902,805	—	902,805	—
Total fixed maturity securities available for sale	13,102,142	—	13,101,959	183
Equity securities available for sale:
Common stocks	445,858	429,647	7,457	8,754
Preferred stocks	223,342	—	219,680	3,662
Total equity securities available for sale	669,200	429,647	227,137	12,416
Arbitrage trading account	299,999	224,623	75,376	—
Total	$14,071,341	$654,270	$13,404,472	$12,599
Liabilities:
Trading account securities sold but not yet purchased	$51,179	$51,089	$90	$—
There were no significant transfers between Levels 1 and 2 for the years ended December 31, 2017 and 2016.

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2017 and 2016:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns/Maturities	Transfers In / Out	Ending Balance
Year ended December 31, 2017
Assets:
Fixed maturity securities available for sale:
Asset-backed securities	$183	$3	$34	$—	$—	$(48)	$—	$—	$172
Corporate	—	—	—	—	—	—	—	—	—
Total	183	3	34	—	—	(48)	—	—	172
Equity securities available for sale:
Common stocks	8,754	—	616	—	—	—	—	—	9,370
Preferred stocks	3,662	8	—	—	7,173	—	—	—	10,843
Total	12,416	8	616	—	7,173	—	—	—	20,213
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$12,599	$19	$650	$—	$7,173	$(56)	$—	$—	$20,385

Year ended December 31, 2016
Assets:
Fixed maturity securities available for sale:
Asset-backed securities	$199	$3	$16	$—	$—	$—	$(35)	$—	$183
Corporate	154	177	—	—	—	(331)	—	—	—
Total	353	180	16	—	—	(331)	(35)	—	183
Equity securities available for sale:
Common stocks	7,829	—	160	—	765	—	—	—	8,754
Preferred stocks	3,624	38	—	—	—	—	—	—	3,662
Total	11,453	38	160	—	765	—	—	—	12,416
Arbitrage trading account	176	(176)	—	—	—	—	—	—	—
Total	$11,982	$42	$176	$—	$765	$(331)	$(35)	$—	$12,599
During the years ended December 31, 2017 and 2016, there were no securities transferred out of Level 3.

(14)    Reserves for Losses and Loss Expenses
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
The following tables present undiscounted incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR). The information about incurred and paid claims development for the years ended December 31, 2008 to 2016 is presented as supplementary information. To enhance the comparability of the loss development data, the Company has removed the impact of foreign exchange rate movements by using the December 31, 2017 exchange rate for all periods. Beginning with accident year 2012, the Company's U.K. and European insurance business is included in the Insurance segment's tables for Other Liability, Professional Liability, Commercial Automobile and Short-Tail Lines. Prior to 2012, the actuarial analysis for its U.K. and European insurance business was performed on an underwriting year basis and accident year data is not available for those years.

Insurance
Other Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2017
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR	Cumulative Number of Reported Claims
2008	$830,091	$798,785	$744,614	$707,274	$687,619	$678,552	$651,784	$642,430	$644,303	$638,545	$24,822	26
2009	—	689,758	656,915	625,068	598,641	589,618	561,674	557,634	552,954	546,645	27,261	23
2010	—	—	612,630	616,196	590,160	591,042	577,714	575,030	573,865	571,623	39,109	23
2011	—	—	—	665,768	674,139	660,240	659,214	653,945	649,035	645,149	45,208	23
2012	—	—	—	—	688,924	703,226	703,984	710,395	714,301	724,641	65,037	24
2013	—	—	—	—	—	752,373	793,662	786,676	786,122	807,181	101,487	26
2014	—	—	—	—	—	—	848,794	851,216	849,147	854,008	180,513	27
2015	—	—	—	—	—	—	—	953,009	988,661	963,803	344,421	26
2016	—	—	—	—	—	—	—	—	1,019,961	1,012,783	545,372	23
2017	—	—	—	—	—	—	—	—	—	1,065,756	783,578	18
Total										$7,830,134

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$46,976	$133,238	$244,557	$348,162	$436,866	$497,134	$530,419	$559,727	$580,845	$597,586
2009	—	44,802	122,851	214,500	311,444	384,999	429,062	470,787	486,793	500,851
2010	—	—	45,196	128,959	246,657	336,249	417,172	461,464	491,098	508,308
2011	—	—	—	48,852	141,225	266,761	379,801	470,886	524,250	556,043
2012	—	—	—	—	57,604	158,774	299,938	418,145	513,849	581,195
2013	—	—	—	—	—	63,754	189,747	333,221	474,304	590,435
2014	—	—	—	—	—	—	79,128	191,385	339,111	482,059
2015	—	—	—	—	—	—	—	82,822	211,177	383,425
2016	—	—	—	—	—	—	—	—	69,414	209,350
2017	—	—	—	—	—	—	—	—	—	77,941
Total										$4,487,193
	Reserves for loss and loss adjustment expenses before 2008, net of reinsurance									126,966
	Reserves for loss and loss adjustment expenses, net of reinsurance									$3,469,907

Primary Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2017
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR	Cumulative Number of Reported Claims
2008	$377,794	$347,423	$345,605	$345,413	$388,558	$388,472	$389,343	$391,788	$393,932	$396,505	$12,292	47
2009	—	327,537	332,303	326,766	386,870	392,791	394,303	392,287	395,288	398,994	12,171	43
2010	—	—	358,734	361,808	409,237	420,604	426,622	429,952	429,762	427,698	19,659	45
2011	—	—	—	419,364	442,550	457,134	470,026	472,087	474,076	475,729	24,400	46
2012	—	—	—	—	499,752	501,810	503,956	503,863	509,167	512,707	36,929	48
2013	—	—	—	—	—	552,570	547,295	546,995	543,238	547,000	48,953	53
2014	—	—	—	—	—	—	639,436	637,307	627,767	617,242	71,042	57
2015	—	—	—	—	—	—	—	712,800	690,525	650,997	117,187	58
2016	—	—	—	—	—	—	—	—	702,716	696,339	175,332	57
2017	—	—	—	—	—	—	—	—	—	762,094	370,138	53
Total										$5,485,305

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$94,385	$203,079	$261,867	$296,667	$320,169	$335,030	$344,892	$352,539	$360,799	$366,741
2009	—	93,647	197,736	257,972	297,079	318,349	333,793	344,771	352,516	360,289
2010	—	—	107,742	214,034	279,226	320,154	344,631	362,078	374,013	382,665
2011	—	—	—	106,157	234,694	309,509	355,909	385,759	408,304	420,945
2012	—	—	—	—	114,998	255,063	339,560	387,368	419,588	437,196
2013	—	—	—	—	—	117,900	277,538	363,028	414,160	447,894
2014	—	—	—	—	—	—	148,405	319,743	412,611	471,235
2015	—	—	—	—	—	—	—	139,320	323,744	421,734
2016	—	—	—	—	—	—	—	—	142,998	338,835
2017	—	—	—	—	—	—	—	—	—	153,456
Total										$3,800,990
		Reserves for loss and loss adjustment expenses before 2008, net of reinsurance								157,868
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,842,183

Excess Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2017
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR	Cumulative Number of Reported Claims
2008	$186,116	$181,072	$154,566	$152,830	$150,429	$150,493	$146,093	$147,105	$140,155	$139,869	$30,534	1
2009	—	168,762	153,766	153,912	148,223	147,556	138,765	142,768	134,716	129,249	26,998	1
2010	—	—	135,639	123,497	120,272	116,422	100,331	104,732	100,065	94,986	20,772	1
2011	—	—	—	88,650	93,993	95,714	87,064	85,299	83,850	78,246	23,339	1
2012	—	—	—	—	72,366	71,301	71,780	73,653	72,441	67,878	16,278	1
2013	—	—	—	—	—	62,767	48,493	46,025	42,419	38,551	19,501	1
2014	—	—	—	—	—	—	63,465	57,558	49,478	45,758	27,746	1
2015	—	—	—	—	—	—	—	69,977	57,897	50,099	32,693	—
2016	—	—	—	—	—	—	—	—	72,657	70,281	43,421	—
2017	—	—	—	—	—	—	—	—	—	76,702	48,784	1
Total										$791,619

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$2,213	$2,607	$5,909	$9,111	$13,648	$19,725	$27,350	$31,434	$36,485	$41,921
2009	—	5,060	8,402	11,037	14,138	20,176	25,272	29,150	33,573	37,817
2010	—	—	2,867	4,003	5,571	6,533	9,084	11,699	14,261	18,821
2011	—	—	—	2,593	4,848	4,759	12,104	15,684	18,638	20,164
2012	—	—	—	—	1,127	4,815	9,480	11,167	13,234	15,738
2013	—	—	—	—	—	249	630	2,158	3,008	3,396
2014	—	—	—	—	—	—	358	1,729	3,354	4,175
2015	—	—	—	—	—	—	—	2,069	2,481	3,272
2016	—	—	—	—	—	—	—	—	2,498	4,783
2017	—	—	—	—	—	—	—	—	—	6,282
Total										$156,369
	Reserves for loss and loss adjustment expenses before 2008, net of reinsurance									689,657
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,324,907

Professional Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2017
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR	Cumulative Number of Reported Claims
2008	$113,409	$120,203	$116,836	$111,535	$110,337	$107,829	$107,369	$109,291	$108,554	$109,325	$439	2
2009	—	135,534	140,038	145,950	149,172	148,318	150,690	151,013	153,673	152,880	816	3
2010	—	—	147,301	166,172	179,693	178,381	177,127	172,918	175,180	178,122	1,984	4
2011	—	—	—	180,633	166,044	188,095	191,194	178,071	174,328	177,622	4,735	4
2012	—	—	—	—	242,306	245,732	268,793	253,392	241,616	247,513	14,511	8
2013	—	—	—	—	—	274,510	251,267	246,318	252,347	270,285	29,840	8
2014	—	—	—	—	—	—	257,362	250,131	263,782	246,980	44,937	8
2015	—	—	—	—	—	—	—	262,607	261,500	278,281	81,813	10
2016	—	—	—	—	—	—	—	—	313,907	328,108	150,631	11
2017	—	—	—	—	—	—	—	—	—	336,325	254,118	9
Total										$2,325,441

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$10,002	$37,844	$66,198	$85,623	$96,621	$97,834	$100,399	$105,346	$106,428	$108,894
2009	—	12,613	52,612	85,960	117,802	127,879	139,030	144,109	144,883	147,768
2010	—	—	14,857	58,980	108,713	129,916	144,645	160,799	165,223	171,539
2011	—	—	—	18,833	62,659	103,404	135,095	151,388	159,555	167,847
2012	—	—	—	—	22,234	87,943	129,442	160,493	191,963	216,476
2013	—	—	—	—	—	24,784	64,525	120,431	178,821	208,169
2014	—	—	—	—	—	—	19,778	84,580	140,094	179,300
2015	—	—	—	—	—	—	—	20,616	86,116	140,660
2016	—	—	—	—	—	—	—	—	28,935	103,632
2017	—	—	—	—	—	—	—	—	—	36,958
Total										$1,481,243
	Reserves for loss and loss adjustment expenses before 2008, net of reinsurance									3,100
	Reserves for loss and loss adjustment expenses, net of reinsurance									$847,298

Commercial Automobile
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2017
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR	Cumulative Number of Reported Claims
2008	$432,629	$444,941	$430,453	$426,543	$425,600	$422,999	$422,309	$423,258	$421,829	$422,919	$313	50
2009	—	362,302	345,139	340,967	335,851	337,922	336,861	334,654	335,091	334,979	535	39
2010	—	—	311,322	320,306	330,432	329,109	333,028	331,865	330,586	330,297	703	37
2011	—	—	—	314,028	322,724	330,125	335,024	343,701	341,200	342,094	1,781	37
2012	—	—	—	—	314,309	326,831	342,588	355,609	355,461	355,598	2,391	34
2013	—	—	—	—	—	327,514	349,136	368,894	366,305	356,664	6,069	34
2014	—	—	—	—	—	—	364,018	385,364	395,013	392,373	13,596	36
2015	—	—	—	—	—	—	—	390,101	390,734	395,956	31,536	38
2016	—	—	—	—	—	—	—	—	388,050	389,025	62,834	38
2017	—	—	—	—	—	—	—	—	—	391,617	131,197	32
Total										$3,711,522

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$175,402	$270,421	$334,078	$377,643	$402,882	$413,411	$417,598	$420,553	$420,596	$422,236
2009	—	136,433	209,553	257,326	291,925	312,903	328,845	331,484	333,144	333,607
2010	—	—	136,054	208,790	263,639	295,355	313,262	324,997	326,804	327,240
2011	—	—	—	135,350	211,756	262,685	296,370	321,814	333,987	338,325
2012	—	—	—	—	136,844	215,214	273,446	312,342	335,805	346,961
2013	—	—	—	—	—	142,929	218,596	267,253	312,470	333,420
2014	—	—	—	—	—	—	155,630	237,802	306,618	342,988
2015	—	—	—	—	—	—	—	160,316	242,185	300,071
2016	—	—	—	—	—	—	—	—	156,753	240,395
2017	—	—	—	—	—	—	—	—	—	159,100
Total										$3,144,343
		Reserves for loss and loss adjustment expenses before 2008, net of reinsurance								2,464
		Reserves for loss and loss adjustment expenses, net of reinsurance								$569,643

Short-tail lines
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2017
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR	Cumulative Number of Reported Claims
2008	$395,651	$384,606	$377,287	$371,053	$368,063	$368,207	$367,802	$367,594	$368,044	$367,969	$737	23
2009	—	346,902	335,950	326,460	318,124	318,454	314,914	314,140	314,068	316,279	1,063	19
2010	—	—	385,650	370,134	358,292	355,579	345,866	346,338	346,700	346,280	1,105	19
2011	—	—	—	477,005	470,151	461,561	456,871	455,005	450,427	449,639	1,511	21
2012	—	—	—	—	533,643	542,372	543,923	539,180	519,459	518,398	4,358	40
2013	—	—	—	—	—	582,165	594,296	585,661	569,888	568,276	7,802	47
2014	—	—	—	—	—	—	715,483	722,317	694,942	692,591	11,939	53
2015	—	—	—	—	—	—	—	748,981	764,638	763,735	28,878	59
2016	—	—	—	—	—	—	—	—	822,176	825,812	48,073	54
2017	—	—	—	—	—	—	—	—	—	796,305	150,489	42
Total										$5,645,284

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$244,633	$338,299	$351,580	$361,024	$360,380	$365,069	$366,388	$366,389	$366,953	$366,991
2009	—	212,521	291,338	304,648	306,020	309,939	310,453	311,105	311,386	311,687
2010	—	—	245,042	325,176	337,696	346,630	340,075	342,783	343,909	344,897
2011	—	—	—	303,067	417,818	436,817	441,058	445,356	447,042	447,647
2012	—	—	—	—	283,339	458,412	510,142	520,989	509,941	511,253
2013	—	—	—	—	—	316,603	494,148	544,245	546,651	553,970
2014	—	—	—	—	—	—	375,623	607,174	641,364	660,618
2015	—	—	—	—	—	—	—	398,077	640,637	699,528
2016	—	—	—	—	—	—	—	—	448,522	715,192
2017	—	—	—	—	—	—	—	—	—	470,935
Total										$5,082,718
	Reserves for loss and loss adjustment expenses before 2008, net of reinsurance									3,033
	Reserves for loss and loss adjustment expenses, net of reinsurance									$565,599

Reinsurance
Casualty
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2017
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR
2008	$361,062	$346,045	$325,890	$306,513	$295,266	$291,214	$298,891	$299,336	$294,775	$296,277	$21,314
2009	—	336,295	329,565	328,313	310,178	302,380	293,983	282,968	288,634	282,130	22,883
2010	—	—	292,363	299,988	289,984	278,155	267,279	255,738	252,537	250,224	24,961
2011	—	—	—	293,319	312,388	306,928	302,166	309,707	306,560	297,910	30,716
2012	—	—	—	—	335,219	339,253	334,435	327,145	336,407	338,715	41,215
2013	—	—	—	—	—	322,691	273,677	276,773	286,997	295,688	47,285
2014	—	—	—	—	—	—	323,796	324,199	323,384	334,922	84,802
2015	—	—	—	—	—	—	—	262,424	234,938	233,590	58,408
2016	—	—	—	—	—	—	—	—	244,028	256,175	119,654
2017	—	—	—	—	—	—	—	—	—	234,749	178,718
Total										$2,820,380

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$11,649	$37,063	$72,647	$111,515	$144,701	$171,747	$191,656	$207,639	$226,964	$241,572
2009	—	21,364	53,704	85,860	124,248	155,372	182,225	197,070	211,456	221,467
2010	—	—	18,121	45,931	77,589	106,937	129,700	150,021	165,773	181,311
2011	—	—	—	17,950	52,544	98,028	134,896	169,147	192,900	208,935
2012	—	—	—	—	22,476	62,438	112,445	152,453	187,599	220,422
2013	—	—	—	—	—	28,982	64,072	109,664	143,904	177,890
2014	—	—	—	—	—	—	21,365	69,422	116,894	156,564
2015	—	—	—	—	—	—	—	17,878	48,784	91,987
2016	—	—	—	—	—	—	—	—	19,962	62,099
2017	—	—	—	—	—	—	—	—	—	16,509
Total										$1,578,756
	Reserves for loss and loss adjustment expenses before 2008, net of reinsurance									391,051
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,632,676

Property
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2017
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR
2008	$56,494	$51,978	$45,195	$44,412	$44,733	$45,175	$44,259	$43,803	$43,771	$43,758	369
2009	—	48,283	43,508	42,622	38,899	38,327	37,709	37,119	36,462	35,444	350
2010	—	—	58,979	55,995	52,866	51,767	51,809	51,296	51,182	51,007	344
2011	—	—	—	95,697	88,316	85,466	86,876	85,304	85,028	84,747	455
2012	—	—	—	—	104,273	95,094	86,742	85,784	84,212	84,218	1,168
2013	—	—	—	—	—	142,043	113,039	114,430	112,217	112,855	1,906
2014	—	—	—	—	—	—	113,838	97,363	97,876	100,604	2,697
2015	—	—	—	—	—	—	—	127,716	118,016	132,382	5,778
2016	—	—	—	—	—	—	—	—	168,661	174,989	14,581
2017	—	—	—	—	—	—	—	—	—	207,088	84,116
Total										$1,027,092

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$11,280	$29,300	$34,456	$36,773	$37,200	$38,845	$39,193	$40,490	$42,585	$43,007
2009	—	9,823	22,045	28,392	29,612	31,438	31,427	32,730	34,953	34,172
2010	—	—	23,882	37,996	42,676	44,165	45,102	46,701	49,353	49,610
2011	—	—	—	31,558	59,067	73,612	76,281	78,838	82,040	82,592
2012	—	—	—	—	15,705	51,967	64,471	70,924	77,786	79,349
2013	—	—	—	—	—	36,654	74,732	92,836	101,794	104,593
2014	—	—	—	—	—	—	39,050	67,255	82,651	88,871
2015	—	—	—	—	—	—	—	53,496	89,384	109,393
2016	—	—	—	—	—	—	—	—	79,015	133,856
2017	—	—	—	—	—	—	—	—	—	72,187
Total										$797,630
	Reserves for loss and loss adjustment expenses before 2008, net of reinsurance									1,369
	Reserves for loss and loss adjustment expenses, net of reinsurance									$230,831

The reconciliation of the net incurred and paid claims development tables to the reserves for loss and loss adjustment expenses in the consolidated balance sheet is as follows:

(In thousands)	December 31, 2017
Undiscounted reserves for loss and loss expenses, net of reinsurance:
Other liability	$3,469,907
Primary workers' compensation	1,842,183
Excess workers' compensation	1,324,907
Professional liability	847,298
Commercial automobile	569,643
Short-tail lines	565,599
Other	164,433
Insurance	8,783,970
Casualty	1,632,774
Property	230,831
Reinsurance	1,863,604
Total undiscounted reserves for loss and loss expenses, net of reinsurance	$10,647,575

(In thousands)	December 31, 2017
Due from reinsurers on unpaid claims:
Other liability	$392,159
Primary workers' compensation	434,824
Excess workers' compensation	37,088
Professional liability	305,294
Commercial automobile	6,662
Short-tail lines	275,607
Other	27,001
Insurance	1,478,636
Casualty	113,443
Property	21,415
Reinsurance	134,858
Total due from reinsurers on unpaid claims	$1,613,494

(In thousands)	December 31, 2017
Loss reserve discount:
Other liability	$—
Primary workers' compensation	—
Excess workers' compensation	(442,349)
Professional liability	—
Commercial automobile	—
Short-tail lines	—
Other	—
Insurance	(442,349)
Casualty	(148,312)
Property	—
Reinsurance	(148,312)
Total loss reserve discount	$(590,661)
Total gross reserves for loss and loss expenses	$11,670,408
The following is supplementary information regarding average historical claims duration as of December 31, 2017:

Insurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Other liability	7.9%	14.1%	18.3%	16.8%	13.9%	8.6%	5.7%	3.5%	2.9%	2.6%
Primary workers' compensation	22.5%	27.3%	15.4%	9.4%	6.0%	4.0%	2.7%	2.0%	2.0%	1.5%
Excess workers' compensation	3.1%	2.3%	2.7%	3.1%	3.2%	3.7%	3.3%	3.7%	3.4%	3.9%
Professional liability	9.0%	23.9%	22.3%	16.9%	9.6%	6.4%	3.2%	2.9%	2.7%	2.3%
Commercial automobile	40.3%	21.7%	15.4%	10.4%	6.3%	3.5%	0.9%	0.4%	0.1%	0.4%
Short-tail lines	60.2%	29.1%	5.9%	1.7%	—%	0.6%	0.3%	0.1%	0.1%	—%

Reinsurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Casualty	7.0%	12.3%	14.3%	12.3%	10.8%	8.9%	5.9%	5.6%	5.0%	4.9%
Property	34.8%	33.2%	14.7%	5.2%	3.6%	2.5%	2.6%	3.2%	1.3%	1.0%

The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2017	2016	2015
Net reserves at beginning of year	$9,590,265	$9,244,872	$8,970,641
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,963,543	3,826,620	3,653,561
Decrease in estimates for claims occurring in prior years (2)	(5,165)	(29,904)	(46,713)
Loss reserve discount accretion	43,970	49,084	49,422
Total	4,002,348	3,845,800	3,656,270
Net payments for claims:
Current year	1,027,405	1,052,452	914,637
Prior year	2,562,550	2,401,722	2,342,378
Total	3,589,955	3,454,174	3,257,015
Foreign currency translation	54,256	(46,233)	(125,024)
Net reserves at end of year	10,056,914	9,590,265	9,244,872
Ceded reserve at end of year	1,613,494	1,606,930	1,424,278
Gross reserves at end of year	$11,670,408	$11,197,195	$10,669,150
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $22,064,000, $18,929,000 and $20,357,000 in 2017, 2016, and 2015, respectively.

(2)
The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $32,132,000, $59,175,000 and $64,971,000 in 2017, 2016 and 2015, respectively.

Favorable prior year development (net of additional and return premiums) was $37 million in 2017.
Insurance - Reserves for the Insurance segment developed favorably by $68 million in 2017. The favorable development was primarily attributable to workers' compensation business, and was partially offset by unfavorable development for professional liability business.
For workers' compensation, the favorable development was related to both primary and excess business and was spread across many accident years, including those prior to 2008, but was most significant in accident years 2014 through 2016. The favorable workers' compensation development reflects a continuation during 2017 of the generally benign loss cost trends experienced in recent years, particularly the favorable claim frequency trends (i.e. number of reported claims per unit of exposure). Reported workers' compensation losses in 2017 continued to be below our expectations at most of our operating units, and were below the assumptions underlying our previous reserve estimates. The favorable severity trends were also impacted by our continued investment in medical case management services and the higher usage of preferred provider networks. The long term trend of declining workers' compensation frequency can be attributed to improved workplace safety.
For professional liability business, adverse development was primarily related to unexpected large directors & officers ("D&O") liability losses at one of our U.S. operating units, and large professional indemnity and D&O losses in the U.K. The adverse development stemmed mainly from accident years 2013 through 2016 in the U.S. and 2011 through 2016 in the U.K.
Reinsurance - Reserves for the Reinsurance segment developed unfavorably by $31 million in 2017. This adverse development was due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the U.K., as well as adverse development on the U.S. facultative casualty excess of loss business. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K., and was reduced by the U.K. Ministry of Justice from +2.5% to -0.75% in 2017; the adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016. The adverse development on U.S. facultative casualty business was due to construction related risks in accident years 2008 and prior.

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
Reinsurance - Reserves for the Reinsurance segment developed favorably by 6 million in 2016. The favorable development was primarily related to direct facultative reinsurance business and to accident years 2008 through 2014.
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
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $30 million at December 31, 2017 and $31 million at December 31, 2016. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

Discounting — The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,855 million and $1,907 million at December 31, 2017 and December 31, 2016, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $591 million and $640 million at December 31, 2017 and 2016, respectively. At December 31, 2017, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2017) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2017), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

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

The following is a summary of reinsurance financial information:

(In thousands)	2017	2016	2015
Written premiums:
Direct	$6,726,029	$6,647,600	$6,412,533
Assumed	750,934	896,101	837,460
Ceded	(1,216,455)	(1,119,788)	(1,060,478)
Total net written premiums	$6,260,508	$6,423,913	$6,189,515

Earned premiums:
Direct	$6,661,046	$6,492,240	$6,245,714
Assumed	812,309	900,570	845,735
Ceded	(1,161,936)	(1,099,462)	(1,050,840)
Total net earned premiums	$6,311,419	$6,293,348	$6,040,609

Ceded losses and loss expenses incurred	$601,769	$707,336	$501,999
Ceded commission earned	$241,983	$201,957	$173,288

The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1,010,000, $1,049,000 and $1,020,000 as of December 31, 2017, 2016 and 2015, respectively.

The following table presents the amounts due from reinsurers as of December 31, 2017:

(In thousands)
Munich Re	$156,368
Lloyd’s of London	152,934
Alleghany Group	152,468
Swiss Re	129,369
Partner Re	87,491
Axis Capital	82,803
Hannover Re Group	64,011
Berkshire Hathaway	56,892
Everest Re	50,387
Korean Re	44,072
Chubb Limited	30,977
Renaissance Re	27,095
Liberty Mutual	22,629
Arch Capital Group	21,310
Other reinsurers less than $20,000	293,134
Subtotal	1,371,940
Residual market pools	411,260
Total	$1,783,200

(16)    Indebtedness
Indebtedness consisted of the following as of December 31, 2017 (the difference between the face value and the carrying value is unamortized discount and debt issuance costs):

			Carrying Value
(In thousands)	Interest Rate	Face Value	2017	2016
Senior notes due on:
August 15, 2019	6.15%	$140,651	$140,434	$140,301
September 15, 2019	7.375%	300,000	299,562	299,308
September 15, 2020	5.375%	300,000	299,083	298,747
January 1, 2022	8.7%	76,503	76,210	76,151
March 15, 2022	4.625%	350,000	348,252	347,834
February 15, 2037	6.25%	250,000	247,896	247,786
August 1, 2044	4.75%	350,000	345,099	344,914
Subsidiary debt (1)	Various	12,517	12,516	5,554
Total senior notes and other debt		$1,779,671	$1,769,052	$1,760,595
Subordinated debentures due on:
April 30, 2053	5.625%	$350,000	$340,838	$340,579
March 1, 2056	5.9%	110,000	106,055	105,952
June 1, 2056	5.75%	290,000	281,325	281,099
Total subordinated debentures		$750,000	$728,218	$727,630
________________
(1) Subsidiary debt is due as follows: $2 million in 2019, $11 million in 2020, and $0.03 million in 2022.

(17)    Income Taxes
Income tax expense (benefits) consists of:

(In thousands)	Current Expense (Benefit)	Deferred (Benefit) Expense	Total
December 31, 2017
Domestic	$225,694	$(27,601)	$198,093
Foreign	8,803	12,537	21,340
Total expense	$234,497	$(15,064)	$219,433

December 31, 2016
Domestic	$259,539	$3,355	$262,894
Foreign	23,634	6,425	30,059
Total expense	$283,173	$9,780	$292,953

December 31, 2015
Domestic	$179,150	$31,145	$210,295
Foreign	(2,318)	19,946	17,628
Total expense	$176,832	$51,091	$227,923

Income before income taxes from domestic operations was $797 million, $837 million and $689 million for the years ended December 31, 2017, 2016 and 2015, respectively. Income (loss) before income taxes from foreign operations was ($25) million, $59 million and $43 million for the years ended December 31, 2017, 2016 and 2015, respectively.

A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 35% to pre-tax income are as follows:

(In thousands)	2017	2016	2015
Computed “expected” tax expense	$270,470	$313,753	$256,210
Tax-exempt investment income	(37,209)	(37,379)	(39,283)
Change in valuation allowance	11,161	1,420	2,702
Impact of foreign tax rates	3,508	1,984	4,447
State and local taxes	1,644	7,748	940
Impact of change in U.S. tax rate	(30,531)	—	—
Other, net	390	5,427	2,907
Total expense	$219,433	$292,953	$227,923

At December 31, 2017 and 2016, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2017	2016
Deferred tax asset:
Loss reserve discounting	$70,206	$86,659
Unearned premiums	110,854	187,522
Net operating losses	33,043	6,179
Other-than-temporary impairments	8,204	26,139
Employee compensation plans	59,037	90,998
Other	49,346	79,842
Gross deferred tax asset	330,690	477,339
Less valuation allowance	(16,619)	(5,457)
Deferred tax asset	314,071	471,882
Deferred tax liability:
Amortization of intangibles	12,826	21,192
Deferred policy acquisition costs	100,020	173,481
Unrealized investment gains	151,162	238,232
Property, furniture and equipment	31,865	34,857
Investment funds	41,104	85,075
Other	63,858	53,410
Deferred tax liability	400,835	606,247
Net deferred tax liability	$86,764	$134,365

The Company had a current tax payable of $11,327,000 and a receivable of $14,768,000 at December 31, 2017 and 2016, respectively. At December 31, 2017, the Company had foreign net operating loss carryforwards of $6.3 million that expire beginning in 2027, and an additional $156.6 million that have no expiration date. At December 31, 2017, the Company had a valuation allowance of $16.6 million, as compared to $5.5 million at December 31, 2016. The Company has provided a valuation allowance against future tax benefits of certain foreign operations. The statute of limitations has closed for the Company’s U.S. Federal tax returns through December 31, 2013.

The realization of the deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Tax Cuts and Jobs Act of 2017 (the Tax Act) was enacted on December 22, 2017. The Tax Act provides for a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also provides for a mandatory repatriation of foreign earnings, which requires companies to pay a one-time tax on the unremitted accumulated earnings of their foreign subsidiaries.

The Company has calculated the effects of the Tax Act as of December 31, 2017 and has included in its financial statements provisional estimates of its impact. The Company anticipates further guidance will be forthcoming and will continue to review and refine its calculations as guidance is provided and additional analysis of the Company's information is completed.

In 2017, the Company reported a net tax benefit related to the Tax Act in the amount of $20.7 million. This included a tax benefit due to the reduction of the tax rate as applied to the net U.S. deferred tax liability in the amount of $30.5 million. Offsetting this tax benefit, the Company recorded a provisional charge of $9.8 million on the deemed repatriation of earnings and related impact of utilization of foreign losses. The charge may be adjusted as the applicable earnings related to the foreign subsidiaries are finalized for the purpose of the mandatory repatriation inclusion computation.

As noted above, as a result of the mandatory repatriation provision of the Tax Act, the Company recognized a tax on the undistributed earnings of its foreign subsidiaries. The Company intends to continue its policy to permanently reinvest the undistributed earnings of its foreign subsidiaries.

The U.S. tax law requires insurance reserves to be discounted and new guidance on the appropriate discount rates required by the Tax Act has not yet been published. The Company has not included a provisional amount for the impact of the Tax Act on the tax deductible insurance reserves.

(18)    Dividends from Subsidiaries and Statutory Financial Information
The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company (BIC), directly or indirectly owns all of the Company’s other insurance companies. During 2018, the maximum amount of dividends that can be paid by BIC without such approval is approximately $699 million.

BIC’s combined net income and statutory capital and surplus, as determined in accordance with statutory accounting practices (SAP), are as follows:

(In thousands)	2017	2016	2015
Net income	$698,862	$702,830	$813,303
Statutory capital and surplus	$5,479,603	$5,493,044	$5,296,435

The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to discount non-tabular workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was an increase to BIC’s statutory capital and surplus by $277 million at December 31, 2017.

The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2017, BIC’s Total Adjusted Capital of $5.203 billion was 397% of its RBC Authorized Control Level.

See Note 4, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(19)    Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

	2017	2016	2015
Basic	124,843,240	122,650,997	124,040,313
Diluted	129,017,613	128,552,838	130,188,866

Treasury shares have been excluded from average outstanding shares from the date of acquisition. The weighted average number of basic shares outstanding includes the impact of 4,847,303 common shares held in a grantor trust established in March 2017. The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since shares deliverable under vested RSUs were already included in diluted shares outstanding. The difference in calculating basic and diluted net income per share is attributable entirely to the dilutive effect of stock-based compensation plans. Changes in shares of common stock outstanding, net of treasury shares, are presented below. Shares of common stock issued and outstanding do not include shares related to unissued restricted stock units (including shares held in the grantor trust).

	2017	2016	2015
Balance, beginning of year	121,193,599	123,307,837	126,748,836
Shares issued	1,052,256	281,654	1,061,026
Shares repurchased	(731,003)	(2,395,892)	(4,502,025)
Balance, end of year	121,514,852	121,193,599	123,307,837

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(20)    Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2017 and 2016:

	2017		2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,551,250	$13,566,976	$13,190,668	$13,204,814
Equity securities available for sale	576,647	576,647	669,200	669,200
Arbitrage trading account	617,649	617,649	299,999	299,999
Loans receivable	79,684	82,047	106,798	108,299
Cash and cash equivalents	950,471	950,471	795,285	795,285
Trading accounts receivable from brokers and clearing organizations	189,280	189,280	484,593	484,593

Liabilities:
Due to broker	15,920	15,920	19,416	19,416
Trading account securities sold but not yet purchased	64,358	64,358	51,179	51,179
Subordinated debentures	728,218	769,060	727,630	687,504
Senior notes and other debt	1,769,052	1,945,313	1,760,595	1,914,727

The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques that rely on fair value measurements as described in Note 13 above. The fair value of loans receivable is estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes and other debt and the subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(21)    Lease Obligations
The Company and its subsidiaries use office space and equipment under leases expiring at various dates. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. Future minimum lease payments, without provision for sublease income, are: $50,117,000 in 2018; $41,326,000 in 2019; $38,721,000 in 2020; $34,982,000 in 2021, 29,720,000 in 2022 and $92,086,000 thereafter. Rental expense was $52,925,000, $47,453,000, and $46,271,000 for 2017, 2016, and 2015 respectively.

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

At December 31, 2017, the Company had commitments to invest up to $406.2 million and $359.7 million in certain investment funds and real estate construction projects, respectively.

(23)    Stock Incentive Plan
Pursuant to the Company's stock incentive plan, the Company may issue restricted stock units (RSUs) to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2017:

	2017	2016	2015
RSUs granted and unvested at beginning of period:	4,862,098	4,158,325	5,330,445
Granted	855,984	1,000,559	997,522
Vested	(1,993,507)	(77,250)	(1,938,000)
Canceled	(246,594)	(219,536)	(231,642)
RSUs granted and unvested at end of period:	3,477,981	4,862,098	4,158,325

Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2017, 5,027,614 RSUs had been deferred. RSUs that have not yet vested and vested RSUs that have been deferred are not considered to be issued and outstanding shares.
The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2017:

(In thousands)	2017	2016	2015
Unearned compensation at beginning of year	$115,965	$103,538	$88,015
RSUs granted, net of cancellations	52,897	52,697	50,442
RSUs expensed	(38,796)	(35,585)	(30,691)
RSUs forfeitures	(7,156)	(4,685)	(4,228)
Unearned compensation at end of year	$122,910	$115,965	$103,538

(24)    Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary’s profitability. Employees become eligible to participate in the plan on the first day of the calendar quarter following the first full calendar quarter after the employee's date of hire provided the employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $42 million, $39 million and $42 million in 2017, 2016 and 2015, respectively.

The Company has a long-term incentive compensation plan ("LTIP") that provides for compensation to key executives based on the growth in the Company's book value per share over a five year period.

The following table summarizes the outstanding LTIP awards as of December 31, 2017:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2017 on outstanding units
2013 grant	194,250	$48,562,500	$38,958,780
2014 grant	207,000	20,700,000	12,916,800
2015 grant	208,500	20,850,000	10,800,300
2016 grant	229,250	22,925,000	7,581,298
2017 grant	227,000	22,700,000	3,162,110

The following table summarizes the LTIP expense for each of the three years ended December 31, 2017:

(In thousands)	2017	2016	2015
2011 grant	$—	$(82)	$7,397
2013 grant	7,667	8,918	7,336
2014 grant	3,167	3,503	2,935
2015 grant	3,667	4,072	3,205
2016 grant	3,601	4,002	—
2017 grant	3,162	—	—
Total	$21,264	$20,413	$20,873

(25)    Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2017	2016	2015
Amortization of deferred policy acquisition costs	$1,111,489	$1,155,954	$1,102,492
Insurance operating expenses	989,535	933,249	903,006
Insurance service expenses	129,776	138,908	127,365
Net foreign currency losses (gains)	15,267	(11,904)	400
Other costs and expenses	190,865	179,412	156,487
Total	$2,436,932	$2,395,619	$2,289,750

(26)    Industry Segments
The Company’s reportable segments include the following two business segments, plus a corporate segment:

•Insurance - predominantly commercial insurance business, including excess and surplus lines, admitted lines and specialty personal lines throughout the United States, as well as insurance business in the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, Asia and Australia.

•Reinsurance - reinsurance business on a facultative and treaty basis, primarily in the United States, United Kingdom, Continental Europe, Australia, the Asia-Pacific region and South Africa.

Commencing with the first quarter of 2017, the Company reclassified two businesses from the Insurance segment to the Reinsurance segment. Reclassifications have been made to the Company's prior periods financial information to conform with this presentation.

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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total (1)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
December 31, 2017
Insurance (2)	$5,706,443	$436,178	$86,864	$6,229,485	$756,153	$535,186
Reinsurance	604,976	91,146	—	696,122	(15,276)	(5,131)
Corporate, other and eliminations (3)	—	48,464	374,835	423,299	(303,965)	(199,269)
Net investment gains	—	—	335,858	335,858	335,858	218,308
Consolidated	$6,311,419	$575,788	$797,557	$7,684,764	$772,770	$549,094

December 31, 2016
Insurance	$5,618,842	$431,489	$97,879	$6,148,210	$799,139	$534,613
Reinsurance	674,506	102,617	—	777,123	98,277	68,400
Corporate, other and eliminations (3)	—	30,057	431,789	461,846	(267,983)	(174,650)
Net investment gains	—	—	267,005	267,005	267,005	173,553
Consolidated	$6,293,348	$564,163	$796,673	$7,654,184	$896,438	$601,916

December 31, 2015
Insurance	$5,393,166	$386,801	$96,487	$5,876,454	$748,515	$512,426
Reinsurance	647,443	97,882	—	745,325	122,930	86,487
Corporate, other and eliminations (3)	—	27,962	464,392	492,354	(231,739)	(155,230)
Net investment gains	—	—	92,324	92,324	92,324	60,011
Consolidated	$6,040,609	$512,645	$653,203	$7,206,457	$732,030	$503,694

Identifiable Assets
(In thousands)	December 31,
	2017	2016
Insurance	$19,263,193	$19,026,658
Reinsurance	3,169,731	2,635,438
Corporate, other and eliminations(2)	1,866,993	1,702,748
Consolidated	$24,299,917	$23,364,844
_______________________________________
(1) Revenues for Insurance includes $688.2 million, $733.3 million and $786.9 million in 2017, 2016 and 2015, respectively, from foreign countries. Revenues for Reinsurance includes $201.3 million, $200.5 million and $223.4 million in 2017, 2016 and 2015, respectively, from foreign countries.
(2) Net income (loss) to common stockholders for 2017 within the Insurance segment includes a net $21 million benefit related to tax reform.
(3) Corporate, other and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

(In thousands)	2017	2016	2015
Insurance
Other liability	$1,843,826	$1,761,748	$1,614,453
Workers' compensation	1,481,507	1,402,611	1,355,631
Short-tail lines	1,184,799	1,280,091	1,277,538
Commercial automobile	650,441	642,452	674,078
Professional liability	545,870	531,940	471,466
Total Insurance	5,706,443	5,618,842	5,393,166
Reinsurance
Casualty	377,650	405,470	438,800
Property	227,326	269,036	208,643
Total Reinsurance	604,976	674,506	647,443
Total	$6,311,419	$6,293,348	$6,040,609

(27)    Quarterly Financial Information (Unaudited)
The following is a summary of quarterly financial data:

(In thousands, except per share data)	2017
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,870,418	$1,848,049	$2,031,342	$1,934,956
Net income	123,447	109,004	162,054	154,589
Net income per share (1)
Basic (2)	1.01	0.87	1.29	1.22
Diluted	0.96	0.85	1.26	1.21

	2016
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,807,211	$1,855,914	$2,019,727	$1,971,333
Net income	119,511	108,967	220,650	152,790
Net income per share (1)
Basic	0.97	0.89	1.80	1.26
Diluted	0.93	0.85	1.72	1.20
_______________________________________
(1) Net income per share (“EPS”) in each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters EPS does not necessarily equal the full-year EPS.

(2) Basic shares outstanding includes shares held in a grantor trust established in March 2017.

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
During the quarter ended December 31, 2017, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
W. R. Berkley Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited W. R. Berkley Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules II to VI (collectively, the "consolidated financial statements”), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ KPMG LLP

New York, New York
February 23, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, and which is incorporated herein by reference.

(d) Equity compensation plan information

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, and which is incorporated herein by reference.

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

(10.12)
W. R. Berkley Corporation Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Annex A of the Company's 2016 Proxy Statement (File No. 1-15202) filed with the Commission on April 15, 2016).

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

(10.22)
Form of 2017 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 8, 2017).

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
February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Executive Chairman	February 23, 2018
William R. Berkley	of the Board of Directors

/s/ W. Robert Berkley, Jr.	President, Chief Executive Officer	February 23, 2018
W. Robert Berkley, Jr.	and Director
(Principal executive officer)

/s/ Christopher L. Augostini	Director	February 23, 2018
Christopher L. Augostini

/s/ Ronald E. Blaylock	Director	February 23, 2018
Ronald E. Blaylock

/s/ Mark E. Brockbank	Director	February 23, 2018
Mark E. Brockbank

/s/ Mary C. Farrell	Director	February 23, 2018
Mary C. Farrell

/s/ María Luisa Ferré	Director	February 23, 2018
María Luisa Ferré

/s/ Jack H. Nusbaum	Director	February 23, 2018
Jack H. Nusbaum

/s/ Mark L. Shapiro	Director	February 23, 2018
Mark L. Shapiro

/s/ Richard M. Baio	Senior Vice President,	February 23, 2018
Richard M. Baio	Chief Financial Officer and Treasurer
(Principal financial officer and principal accounting officer)

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2017	2016
Assets:
Cash and cash equivalents	$45,062	$124,803
Fixed maturity securities available for sale at fair value (cost $1,059,834 and $899,206 at December 31, 2017 and 2016, respectively)	1,052,240	894,748
Loans receivable	53,019	23,419
Equity securities available for sale, at fair value (cost $3,430 in 2017 and 2016)	3,430	3,430
Investment in subsidiaries	7,140,108	6,891,246
Current federal income taxes	—	15,455
Property, furniture and equipment at cost, less accumulated depreciation	14,421	14,798
Other assets	10,819	7,122
Total assets	$8,319,099	$7,975,021
Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$232,756	$234,014
Other liabilities	128,002	120,160
Current federal income taxes	10,486	—
Deferred federal income taxes	51,757	90,966
Subordinated debentures	728,218	727,630
Senior notes	1,756,536	1,755,043
Total liabilities	2,907,755	2,927,813
Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	1,048,283	1,037,446
Retained earnings (including accumulated undistributed net income of subsidiaries of $5,073,268 and $4,850,878 at December 31, 2017 and 2016, respectively)	6,956,882	6,595,987
Accumulated other comprehensive income	68,541	55,568
Treasury stock, at cost	(2,709,386)	(2,688,817)
Total stockholders’ equity	5,411,344	5,047,208
Total liabilities and stockholders’ equity	$8,319,099	$7,975,021
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Year Ended December 31,
(In thousands)	2017	2016	2015
Management fees and investment income including dividends from subsidiaries of $694,462, $700,664 and $642,421 for the years ended December 31, 2017, 2016 and 2015, respectively	$738,923	$726,742	$655,318
Net investment (losses) gains	(4,286)	909	696
Other income	805	376	348
Total revenues	735,442	728,027	656,362
Operating costs and expense	182,145	171,967	143,391
Interest expense	146,929	139,216	128,248
Income before federal income taxes	406,368	416,844	384,723
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	115,597	327,520	272,180
Federal income tax expense on a consolidated return basis	(195,261)	(246,389)	(199,322)
Net expense	(79,664)	81,131	72,858
Income before undistributed equity in net income of subsidiaries	326,704	497,975	457,581
Equity in undistributed net income of subsidiaries	222,390	103,941	46,113
Net income	$549,094	$601,916	$503,694
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$549,094	$601,916	$503,694
Adjustments to reconcile net income to net cash from operating activities:
Net investment gains (losses)	4,286	3,649	(696)
Depreciation and amortization	2,039	2,744	2,693
Equity in undistributed earnings of subsidiaries	(222,390)	(103,941)	(46,113)
Tax payments received from subsidiaries	98,313	414,386	311,482
Federal income taxes provided by subsidiaries on a separate return basis	(115,597)	(327,520)	(272,180)
Stock incentive plans	38,075	37,174	29,725
Change in:
Federal income taxes	2,711	44,839	51,772
Other assets	(877)	1,772	301
Other liabilities	18,661	(88,282)	(92,752)
Accrued investment income	(2,818)	(2,743)	524
Net cash from operating activities	371,497	583,994	488,450
Cash (used in) from investing activities:
Proceeds from sales of fixed maturity securities	849,330	373,252	380,986
Proceeds from maturities and prepayments of fixed maturity securities	316,611	210,904	123,639
Proceeds from sales of equity securities	—	—	308
Cost of purchases of fixed maturity securities	(1,329,379)	(1,285,101)	(432,645)
Change in loans receivable	(29,600)	(23,419)	—
Investments in and advances to subsidiaries, net	(21,139)	11,471	30,338
Net additions to real estate, furniture & equipment	(1,055)	(3,042)	(4,425)
Net cash (used in) from investing activities	(215,232)	(715,935)	98,201
Cash (used in) from financing activities:
Net proceeds from issuance of senior notes	—	386,830	—
Repayment of senior notes	—	(9,353)	(200,000)
Purchase of common treasury shares	(47,807)	(132,392)	(223,652)
Cash dividends to common stockholders	(188,199)	(183,999)	(58,034)
Net cash (used in) from financing activities	(236,006)	61,086	(481,686)
Net (decrease) increase in cash and cash equivalents	(79,741)	(70,855)	104,965
Cash and cash equivalents at beginning of year	124,803	195,658	90,693
Cash and cash equivalents at end of year	$45,062	$124,803	$195,658
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2017
Note to Condensed Financial Statements (Parent Company)
The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2016 and 2015 financial statements as originally reported to conform them to the presentation of the 2017 financial statements.
The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2017, 2016 and 2015

(In thousands)	Deferred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Costs and Expenses	Net Premiums Written
December 31, 2017
Insurance	$435,967	$9,820,258	$3,039,343	$5,706,443	$436,178	$3,516,996	$929,793	$1,026,545	$5,715,871
Reinsurance	71,582	1,850,150	250,837	604,976	91,146	485,352	181,696	44,349	544,637
Corporate and adjustments	—	—	—	—	48,464	—	—	254,549	—
Total	$507,549	$11,670,408	$3,290,180	$6,311,419	$575,788	$4,002,348	$1,111,489	$1,325,443	$6,260,508
December 31, 2016
Insurance	$442,317	$9,445,210	$2,975,060	$5,618,842	$431,489	$3,430,139	$964,064	$954,858	$5,743,620
Reinsurance	95,573	1,751,985	308,240	674,506	102,617	415,661	191,890	71,305	680,293
Corporate and adjustments	—	—	—	—	30,057	—	—	213,502	—
Total	$537,890	$11,197,195	$3,283,300	$6,293,348	$564,163	$3,845,800	$1,155,954	$1,239,665	$6,423,913
December 31, 2015
Insurance	$426,036	$8,857,342	$2,834,691	$5,393,166	$386,801	$3,279,219	$918,901	$927,095	$5,555,437
Reinsurance	87,092	1,811,808	302,442	647,443	97,882	377,051	183,591	64,477	634,078
Corporate and adjustments	—	—	—	—	27,962	—	—	195,686	—
Total	$513,128	$10,669,150	$3,137,133	$6,040,609	$512,645	$3,656,270	$1,102,492	$1,187,258	$6,189,515
__________________________
See Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2017, 2016 and 2015

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2017
Insurance	$6,707,916	$1,153,960	$161,915	$5,715,871	2.8%
Reinsurance	18,113	62,495	589,019	544,637	108.1%
Total	$6,726,029	$1,216,455	$750,934	$6,260,508	12.0%
Year ended December 31, 2016
Insurance	$6,634,540	$1,051,887	$160,967	$5,743,620	2.8%
Reinsurance	13,060	67,901	735,134	680,293	108.1%
Total	$6,647,600	$1,119,788	$896,101	$6,423,913	13.9%
Year ended December 31, 2015
Insurance	$6,395,806	$1,009,711	$169,342	$5,555,437	3.0%
Reinsurance	16,727	50,767	668,118	634,078	105.4%
Total	$6,412,533	$1,060,478	$837,460	$6,189,515	13.5%
___________________________
See Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2017, 2016 and 2015

(In thousands)	Opening Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2017
Premiums and fees receivable	$26,569	$20,720	$(7,363)	$39,926
Due from reinsurers	1,049	(29)	(10)	1,010
Deferred federal and foreign income taxes	5,457	12,663	(1,501)	16,619
Loan loss reserves	3,397	(14)	—	3,383
Total	$36,472	$33,340	$(8,874)	$60,938
Year ended December 31, 2016
Premiums and fees receivable	$22,524	$10,006	$(5,961)	$26,569
Due from reinsurers	1,020	20	9	1,049
Deferred federal and foreign income taxes	4,037	1,420	—	5,457
Loan loss reserves	2,094	1,303	—	3,397
Total	$29,675	$12,749	$(5,952)	$36,472
Year ended December 31, 2015
Premiums and fees receivable	$21,446	$6,281	$(5,203)	$22,524
Due from reinsurers	1,144	(24)	(100)	1,020
Deferred federal and foreign income taxes	1,335	2,702	—	4,037
Loan loss reserves	2,486	(392)	—	2,094
Total	$26,411	$8,567	$(5,303)	$29,675
_______________________
See Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
Deferred policy acquisition costs	$507,549	$537,890	$513,128
Reserves for losses and loss expenses	11,670,408	11,197,195	10,669,150
Unearned premiums	3,290,180	3,283,300	3,137,133
Net premiums earned	6,311,419	6,293,348	6,040,609
Net investment income	575,788	564,163	512,645
Losses and loss expenses incurred:
Current year	3,963,543	3,826,620	3,653,561
Prior years	(5,165)	(29,904)	(46,713)
Loss reserve discount accretion	43,970	49,084	49,422
Amortization of deferred policy acquisition costs	1,111,489	1,155,954	1,102,492
Paid losses and loss expenses	3,589,955	3,454,174	3,257,015
Net premiums written	6,260,508	6,423,913	6,189,515
___________________
See Report of Independent Registered Public Accounting Firm.