Form 10-Q
period 2018-03-31
BERKLEY W R CORP
filed 2018-05-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of May 1, 2018: 121,669,098

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$13,343,132	$13,551,250
Investment funds	1,161,127	1,155,677
Real estate	1,833,337	1,469,601
Arbitrage trading account	744,859	617,649
Equity securities	496,034	576,647
Loans receivable	75,902	79,684
Total investments	17,654,391	17,450,508
Cash and cash equivalents	956,603	950,471
Premiums and fees receivable	1,845,723	1,773,844
Due from reinsurers	1,868,667	1,783,200
Deferred policy acquisition costs	513,586	507,549
Prepaid reinsurance premiums	490,582	472,009
Trading account receivables from brokers and clearing organizations	26,667	189,280
Property, furniture and equipment	424,751	422,960
Goodwill	178,945	178,945
Accrued investment income	143,974	136,597
Other assets	483,943	434,554
Total assets	$24,587,832	$24,299,917

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,784,895	$11,670,408
Unearned premiums	3,404,003	3,290,180
Due to reinsurers	248,746	246,460
Trading account securities sold but not yet purchased	29,453	64,358
Federal and foreign income taxes	96,735	98,091
Other liabilities	852,255	981,987
Senior notes and other debt	1,782,139	1,769,052
Subordinated debentures	897,426	728,218
Total liabilities	19,095,652	18,848,754
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 121,543,951 and 121,514,852 shares, respectively	47,024	47,024
Additional paid-in capital	1,057,230	1,048,283
Retained earnings	7,322,201	6,956,882
Accumulated other comprehensive (loss) income	(258,982)	68,541
Treasury stock, at cost, 113,573,967 and 113,603,066 shares, respectively	(2,715,697)	(2,709,386)
Total stockholders’ equity	5,451,776	5,411,344
Noncontrolling interests	40,404	39,819
Total equity	5,492,180	5,451,163
Total liabilities and equity	$24,587,832	$24,299,917

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2018	2017
REVENUES:
Net premiums written	$1,665,338	$1,646,838
Change in net unearned premiums	(97,930)	(76,796)
Net premiums earned	1,567,408	1,570,042
Net investment income	174,518	148,858
Net realized and unrealized gains on investments	48,464	52,348
Revenues from non-insurance businesses	70,171	65,390
Insurance service fees	30,675	33,280
Other income	11	500
Total revenues	1,891,247	1,870,418
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	963,219	979,603
Other operating costs and expenses	610,439	603,700
Expenses from non-insurance businesses	69,543	66,019
Interest expense	37,056	36,799
Total operating costs and expenses	1,680,257	1,686,121
Income before income taxes	210,990	184,297
Income tax expense	(43,417)	(59,623)
Net income before noncontrolling interests	167,573	124,674
Noncontrolling interests	(1,177)	(1,227)
Net income to common stockholders	$166,396	$123,447

NET INCOME PER SHARE:
Basic	$1.32	$1.01
Diluted	$1.30	$0.96

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2018	2017
Net income before noncontrolling interests	$167,573	$124,674
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	12,799	22,735
Change in unrealized investment gains, net of taxes	(125,772)	(8,831)
Other comprehensive (loss) income	(112,973)	13,904
Comprehensive income	54,600	138,578
Noncontrolling interests	(1,188)	(1,208)
Comprehensive income to common stockholders	$53,412	$137,370

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2018	2017
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,048,283	$1,037,446
Restricted stock units issued	(487)	(667)
Restricted stock units expensed	9,434	10,810
End of period	$1,057,230	$1,047,589
RETAINED EARNINGS:
Beginning of period	$6,956,882	$6,595,987
Cumulative effect adjustment resulting from changes in accounting principles	215,939	—
Net income to common stockholders	166,396	123,447
Dividends	(17,016)	(15,759)
End of period	$7,322,201	$6,703,675
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized investment gains:
Beginning of period	$375,421	$427,154
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)	—
Unrealized losses on securities not other-than-temporarily impaired	(125,796)	(8,913)
Unrealized gains on other-than-temporarily impaired securities	13	101
End of period	35,099	418,342
Currency translation adjustments:
Beginning of period	(306,880)	(371,586)
Net change in period	12,799	22,735
End of period	(294,081)	(348,851)
Total accumulated other comprehensive (loss) income	$(258,982)	$69,491
TREASURY STOCK:
Beginning of period	$(2,709,386)	$(2,688,817)
Stock exercised/vested	488	644
Stock repurchased	(6,799)	—
End of period	$(2,715,697)	$(2,688,173)
NONCONTROLLING INTERESTS:
Beginning of period	$39,819	$33,926
(Distributions) contributions	(603)	3,801
Net income	1,177	1,227
Other comprehensive income (loss), net of tax	11	(19)
End of period	$40,404	$38,935
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2018	2017
CASH (USED IN) FROM OPERATING ACTIVITIES:
Net income to common stockholders	$166,396	$123,447
Adjustments to reconcile net income to net cash from operating activities:
Net realized and unrealized gains on investments	(48,464)	(52,348)
Depreciation and amortization	29,027	18,133
Noncontrolling interests	1,177	1,227
Investment funds	(40,354)	(26,649)
Stock incentive plans	9,434	10,780
Change in:
Arbitrage trading account	497	2,350
Premiums and fees receivable	(74,492)	(59,244)
Reinsurance accounts	(100,379)	67,205
Deferred policy acquisition costs	(6,851)	(6,126)
Income taxes	50,505	50,595
Reserves for losses and loss expenses	120,063	10,424
Unearned premiums	116,627	113,483
Other	(243,221)	(177,805)
Net cash (used in) from operating activities	(20,035)	75,472
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	2,004,008	719,969
Proceeds from sale of equity securities	152,949	51,854
Distributions from (contributions to) investment funds	33,695	(11,290)
Proceeds from maturities and prepayments of fixed maturity securities	97,911	888,423
Purchase of fixed maturity securities	(2,085,683)	(1,767,208)
Purchase of equity securities	(44,219)	(103)
Real estate purchased	(336,601)	(48,710)
Change in loans receivable	2,058	3,147
Net additions to property, furniture and equipment	(14,102)	(12,457)
Change in balances due to security brokers	58,500	(22,034)
Payment for business purchased net of cash acquired	—	(71,346)
Net cash used in investing activities	(131,484)	(269,755)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(23)	(1,475)
Net proceeds from issuance of debt	181,792	—
Cash dividends to common stockholders	(17,016)	—
Purchase of common treasury shares	(6,799)	—
Other, net	(544)	(1,281)
Net cash from (used in) financing activities	157,410	(2,756)
Net impact on cash due to change in foreign exchange rates	241	10,147
Net change in cash and cash equivalents	6,132	(186,892)
Cash and cash equivalents at beginning of year	950,471	795,285
Cash and cash equivalents at end of period	$956,603	$608,393
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Reclassifications have been made in the 2017 financial statements as originally reported to conform to the presentation of the 2018 financial statements.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 21% principally because of tax-exempt investment income, as well as tax on income from foreign jurisdictions with different tax rates.

(2) Per Share Data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 4,847,303 and 4,087,731 common shares held in a grantor trust as of March 31, 2018 and 2017, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31,

(In thousands)	2018	2017
Basic	126,375	121,893
Diluted	128,125	128,453

(3) Recent Accounting Pronouncements
Recently adopted accounting pronouncements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Customers. ASU 2014-09 clarifies the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s insurance service fee revenue and non-insurance business revenue are subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The updated guidance, as amended by ASU 2015-14, was effective for public business entities for annual and interim reporting periods beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 on a prospective basis. The impact of applying this guidance prospectively was a cumulative effect adjustment that increased retained earnings, a component of stockholders' equity, by $1 million after-tax.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments.  ASU 2016-01 amends the accounting guidance for financial instruments to require all equity investments with readily determinable fair values to be measured at fair value with changes in the fair value recognized in net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The updated guidance was effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this updated guidance on January 1, 2018 on a prospective basis. The impact of applying this guidance prospectively was a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income ("AOCI") by offsetting amounts of $291 million, resulting in no net impact to total stockholders' equity. Following the adoption, the Company reported changes in fair value related to equity securities within net realized and unrealized gains on investments.

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income, which amends previous guidance to allow a reclassification to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amount of the reclassification includes the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Act related to items in AOCI. The updated guidance will be effective for reporting periods beginning after December 15, 2018, and is eligible for early adoption. The Company adopted this updated guidance on January 1, 2018. The impact of applying this guidance was a cumulative effect adjustment that decreased retained earnings and increased AOCI by offsetting amounts of $76 million, resulting in no net impact to total stockholders' equity.

All other accounting and reporting standards that have become effective in 2018 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting and disclosure guidance for leases.  This guidance retains the two classifications of a lease, as either an operating or finance lease, both of which will require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The right-of-use asset and the lease liability will be determined based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2018, and can be adopted prospectively or will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied. The Company is currently evaluating the impact that the adoption of this guidance will have on its results of operations, financial position and liquidity.

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

(4) Consolidated Statement of Comprehensive (Loss) Income

The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the three months ended March 31, 2018
Changes in AOCI
Beginning of period	$375,421		$(306,880)	$68,541
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)		—	(214,539)
Restated beginning of period	160,882		(306,880)	(145,998)
Other comprehensive (loss) income before reclassifications	(118,189)		12,799	(105,390)
Amounts reclassified from AOCI	(7,583)		—	(7,583)
Other comprehensive (loss) income	(125,772)		12,799	(112,973)
Unrealized investment gain related to noncontrolling interest	(11)		—	(11)
End of period	$35,099		$(294,081)	$(258,982)
Amounts reclassified from AOCI
Pre-tax	$(9,599)	(1)	$—	$(9,599)
Tax effect	2,016	(2)	—	2,016
After-tax amounts reclassified	$(7,583)		$—	$(7,583)
Other comprehensive (loss) income
Pre-tax	$(160,848)		$12,799	$(148,049)
Tax effect	35,076		—	35,076
Other comprehensive (loss) income	$(125,772)		$12,799	$(112,973)

As of and for the three months ended March 31, 2017:
Changes in AOCI
Beginning of period	$427,154		$(371,586)	$55,568
Other comprehensive income before reclassifications	19,994		22,735	42,729
Amounts reclassified from AOCI	(28,825)		—	(28,825)
Other comprehensive (loss) income	(8,831)		22,735	13,904
Unrealized investment loss related to noncontrolling interest	19		—	19
End of period	$418,342		$(348,851)	$69,491
Amounts reclassified from AOCI
Pre-tax	$(44,346)	(1)	$—	$(44,346)
Tax effect	15,521	(2)	—	15,521
After-tax amounts reclassified	$(28,825)		$—	$(28,825)
Other comprehensive (loss) income
Pre-tax	$(9,571)		$22,735	$13,164
Tax effect	740		—	740
Other comprehensive (loss) income	$(8,831)		$22,735	$13,904

_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flow
Interest payments were $61,890,000 and $61,782,000 and income taxes paid were none and $1,610,000 in the three months ended March 31, 2018 and 2017, respectively.

(6) Investments in Fixed Maturity Securities
At March 31, 2018 and December 31, 2017, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2018
Held to maturity:
State and municipal	$66,459	$12,185	$—	$78,644	$66,459
Residential mortgage-backed	12,772	988	—	13,760	12,772
Total held to maturity	79,231	13,173	—	92,404	79,231
Available for sale:
U.S. government and government agency	479,330	6,692	(6,113)	479,909	479,909
State and municipal:
Special revenue	2,644,248	36,059	(22,675)	2,657,632	2,657,632
State general obligation	404,710	12,113	(2,610)	414,213	414,213
Pre-refunded	443,852	18,131	(87)	461,896	461,896
Corporate backed	368,073	7,415	(1,610)	373,878	373,878
Local general obligation	389,887	17,227	(3,209)	403,905	403,905
Total state and municipal	4,250,770	90,945	(30,191)	4,311,524	4,311,524
Mortgage-backed securities:
Residential (1)	1,067,814	6,233	(22,334)	1,051,713	1,051,713
Commercial	338,683	1,164	(4,563)	335,284	335,284
Total mortgage-backed securities	1,406,497	7,397	(26,897)	1,386,997	1,386,997
Asset-backed	2,101,896	11,435	(11,640)	2,101,691	2,101,691
Corporate:
Industrial	2,378,793	27,145	(31,817)	2,374,121	2,374,121
Financial	1,411,529	22,100	(15,031)	1,418,598	1,418,598
Utilities	270,915	8,163	(4,546)	274,532	274,532
Other	43,682	1	(233)	43,450	43,450
Total corporate	4,104,919	57,409	(51,627)	4,110,701	4,110,701
Foreign	850,866	25,791	(3,578)	873,079	873,079
Total available for sale	13,194,278	199,669	(130,046)	13,263,901	13,263,901
Total investments in fixed maturity securities	$13,273,509	$212,842	$(130,046)	$13,356,305	$13,343,132

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2017
Held to maturity:
State and municipal	$65,882	$14,499	$—	$80,381	$65,882
Residential mortgage-backed	13,450	1,227	—	14,677	13,450
Total held to maturity	79,332	15,726	—	95,058	79,332
Available for sale:
U.S. government and government agency	372,748	8,824	(3,832)	377,740	377,740
State and municipal:
Special revenue	2,663,245	53,512	(10,027)	2,706,730	2,706,730
State general obligation	439,358	16,087	(711)	454,734	454,734
Pre-refunded	436,241	22,701	(9)	458,933	458,933
Corporate backed	375,268	10,059	(860)	384,467	384,467
Local general obligation	417,955	23,242	(967)	440,230	440,230
Total state and municipal	4,332,067	125,601	(12,574)	4,445,094	4,445,094
Mortgage-backed securities:
Residential (1)	1,043,629	9,304	(13,547)	1,039,386	1,039,386
Commercial	261,652	1,521	(2,628)	260,545	260,545
Total mortgage-backed securities	1,305,281	10,825	(16,175)	1,299,931	1,299,931
Asset-backed	2,111,132	11,024	(10,612)	2,111,544	2,111,544
Corporate:
Industrial	2,574,400	52,210	(7,718)	2,618,892	2,618,892
Financial	1,402,161	37,744	(5,138)	1,434,767	1,434,767
Utilities	284,886	11,316	(1,248)	294,954	294,954
Other	40,560	5	(66)	40,499	40,499
Total corporate	4,302,007	101,275	(14,170)	4,389,112	4,389,112
Foreign	819,345	32,018	(2,866)	848,497	848,497
Total available for sale	13,242,580	289,567	(60,229)	13,471,918	13,471,918
Total investments in fixed maturity securities	$13,321,912	$305,293	$(60,229)	$13,566,976	$13,551,250
____________

(1)
Gross unrealized gains (losses) for residential mortgage-backed securities include $89,704 and $76,467 as of March 31, 2018 and December 31, 2017, respectively, related to securities with the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at March 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$813,191	$816,313
Due after one year through five years	4,580,074	4,621,880
Due after five years through ten years	3,110,432	3,158,810
Due after ten years	3,350,543	3,358,545
Mortgage-backed securities	1,419,269	1,400,757
Total	$13,273,509	$13,356,305
At March 31, 2018 and December 31, 2017, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
At March 31, 2018 and December 31, 2017, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized (1)		Fair Value	Carrying Value
		Gains	Losses
March 31, 2018
Common stocks	$95,447	$232,206	$(7,218)	$320,435	$320,435
Preferred stocks	124,150	53,423	(1,974)	175,599	175,599
Total	$219,597	$285,629	$(9,192)	$496,034	$496,034
December 31, 2017
Common stocks	$81,855	$272,309	$(1,960)	$352,204	$352,204
Preferred stocks	124,150	102,890	(2,597)	224,443	224,443
Total	$206,005	$375,199	$(4,557)	$576,647	$576,647
______________________
(1) Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values (subject to certain exceptions) to be measured at fair value with changes in the fair value recognized through net income. Refer to Note 3 for additional information.

(8) Arbitrage Trading Account
At March 31, 2018 and December 31, 2017, the fair and carrying values of the arbitrage trading account were $745 million and $618 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of March 31, 2018, the fair value of long option contracts outstanding was $1.0 million (notional amount of $17.6 million) and the fair value of short option contracts outstanding was $0.2 million (notional amount of $27.0 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended March 31,

(In thousands)	2018	2017
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$123,246	$112,346
Investment funds	40,354	26,649
Arbitrage trading account	5,191	6,360
Real estate	6,568	4,566
Equity securities	646	639
Gross investment income	176,005	150,560
Investment expense	(1,487)	(1,702)
Net investment income	$174,518	$148,858

(10) Investment Funds
The Company evaluates whether it is an investor in a variable interest entity ("VIE"). Such entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support, or the equity investors, as a group, do not have the characteristics of a controlling financial interest (primary beneficiary).  The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose, and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE and on an ongoing basis. The Company is not the primary beneficiary in any of its investment funds, and accordingly, carries its interests in investment funds under the equity method of accounting.

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $376 million as of March 31, 2018.
Investment funds consisted of the following:

	Carrying Value as of		Income from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Real estate	$624,716	$606,995	$26,051	$4,532
Energy	80,833	82,882	74	3,245
Other funds	455,578	465,800	14,229	18,872
Total	$1,161,127	$1,155,677	$40,354	$26,649

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(11) Real Estate

Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2018	2017
Properties in operation	$739,405	$451,691
Properties under development	1,093,932	1,017,910
Total	$1,833,337	$1,469,601

In 2018, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $29,477,000 and $25,646,000 as of March 31, 2018 and December 31, 2017, respectively. Related depreciation expense was $3,815,000 and $1,648,000 for the three months ended March 31, 2018 and 2017, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $38,716,924 in 2018, $54,741,633 in 2019, $53,127,758 in 2020, $52,210,617 in 2021, $48,472,505 in 2022, $41,829,736 in 2023 and $498,985,951 thereafter.

Properties under development include an office building in London and a mixed-use project in Washington, D.C.

(12) Loans Receivable
Loans receivable are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Amortized cost (net of valuation allowance):
Real estate loans	$63,191	$66,057
Commercial loans	12,711	13,627
Total	$75,902	$79,684

Fair value:
Real estate loans	$64,026	$66,917
Commercial loans	14,212	15,130
Total	$78,238	$82,047

Valuation allowance:
Specific	$1,200	$1,200
General	2,183	2,183
Total	$3,383	$3,383

	For the Three Months Ended March 31,

	2018	2017
Decrease in valuation allowance	$—	$(14)
Loans receivable in non-accrual status were $1.5 million and $4.3 million as of March 31, 2018 and December 31, 2017, respectively.
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
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at March 31, 2018, and accordingly, the Company determined that a specific valuation allowance was not required.

(13) Net Realized and Unrealized Gains (Losses) on Investments

 Net realized and unrealized gains (losses) on investments are as follows:

	For the Three Months Ended March 31,
(In thousands)	2018	2017
Net realized and unrealized gains (losses) on investments in earnings
Fixed maturity securities:
Gains	$13,339	$5,605
Losses	(3,740)	(3,965)
Equity securities (1):
Net realized gains on investment sales	122,321	42,707
Change in unrealized gains	(94,205)	—
Investment funds	119	1,267
Real estate	7,998	3,300
Loans receivable	2,058	—
Other	574	3,434
Net realized and unrealized gains on investments in earnings before OTTI	48,464	52,348
Other-than-temporary impairments (2)	—	—
Net realized and unrealized gains on investments in earnings	48,464	52,348
Income tax expense	(10,177)	(18,322)
After-tax net realized and unrealized gains on investments in earnings	$38,287	$34,026

Change in unrealized investment gains of available for sale securities:
Fixed maturity securities	$(159,727)	$37,984
Previously impaired fixed maturity securities	13	101
Equity securities available for sale (3)	—	(48,862)
Investment funds	(1,134)	1,206
Total change in unrealized investment gains	(160,848)	(9,571)
Income tax benefit	35,076	740
Noncontrolling interests	(11)	19
After-tax change in unrealized investment gains of available for sale securities	$(125,783)	$(8,812)
______________________
(1) The net realized gains or losses on investment sales represent the total gains or losses from the purchase dates of the equity securities. The change in unrealized gains consists of two components: (i) the reversal of the gain or loss recognized in previous periods on equity securities sold and (ii) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held.
(2) There were no other than temporary impairments (OTTI) for the three months ended March 31, 2018 and 2017.
(3) Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values (subject to certain exceptions) to be measured at fair value with changes in the fair value recognized in net income. The Company recorded an adjustment of $291 million to opening AOCI net of tax as a result of this guidance. Refer to Note 3 for further information.

(14) Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2018 and December 31, 2017 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
U.S. government and government agency	$138,917	$2,978	$71,224	$3,135	$210,141	$6,113
State and municipal	1,514,028	20,922	303,246	9,269	1,817,274	30,191
Mortgage-backed securities	754,800	12,603	362,331	14,294	1,117,131	26,897
Asset-backed securities	1,271,743	9,444	160,263	2,196	1,432,006	11,640
Corporate	1,912,850	42,874	168,813	8,753	2,081,663	51,627
Foreign government	216,681	3,301	25,541	277	242,222	3,578
Fixed maturity securities	$5,809,019	$92,122	$1,091,418	$37,924	$6,900,437	$130,046

December 31, 2017
U.S. government and government agency	$92,167	$1,491	$72,055	$2,341	$164,222	$3,832
State and municipal	735,972	5,944	345,755	6,630	1,081,727	12,574
Mortgage-backed securities	480,435	5,110	373,956	11,065	854,391	16,175
Asset-backed securities	1,127,309	8,298	167,412	2,314	1,294,721	10,612
Corporate	1,103,747	8,224	170,858	5,946	1,274,605	14,170
Foreign government	244,139	2,615	25,824	251	269,963	2,866
Fixed maturity securities	$3,783,769	$31,682	$1,155,860	$28,547	$4,939,629	$60,229
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2018 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Corporate	10	$86,345	$4,429
Foreign government	8	$30,997	$739
Asset-backed securities	3	370	140
Mortgage-backed securities	5	4,532	117
State and municipal	1	3,641	3
Total	27	$125,885	$5,428

For OTTI of fixed maturity securities that management does not intend to sell or to be required to sell, the portion of the decline in value that is considered to be due to credit factors is recognized in earnings, and the portion of the decline in value that is considered to be due to non-credit factors is recognized in other comprehensive income.
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

(15) Fair Value Measurements

The Company’s fixed maturity securities, equity securities and arbitrage trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:
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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2018
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$479,909	$—	$479,909	$—
State and municipal	4,311,524	—	4,311,524	—
Mortgage-backed securities	1,386,997	—	1,386,997	—
Asset-backed securities	2,101,691	—	2,101,528	163
Corporate	4,110,701	—	4,110,701	—
Foreign government	873,079	—	873,079	—
Total fixed maturity securities available for sale	13,263,901	—	13,263,738	163
Equity securities:
Common stocks	320,435	311,329	—	9,106
Preferred stocks	175,599	—	164,756	10,843
Total equity securities	496,034	311,329	164,756	19,949
Arbitrage trading account	744,859	434,470	306,547	3,842
Total	$14,504,794	$745,799	$13,735,041	$23,954
Liabilities:
Trading account securities sold but not yet purchased	$29,453	$29,444	$9	$—

December 31, 2017
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$377,740	$—	$377,740	$—
State and municipal	4,445,094	—	4,445,094	—
Mortgage-backed securities	1,299,931	—	1,299,931	—
Asset-backed securities	2,111,544	—	2,111,372	172
Corporate	4,389,112	—	4,389,112	—
Foreign government	848,497	—	848,497	—
Total fixed maturity securities available for sale	13,471,918	—	13,471,746	172
Equity securities:
Common stocks	352,204	342,834	—	9,370
Preferred stocks	224,443	—	213,600	10,843
Total equity securities	576,647	342,834	213,600	20,213
Arbitrage trading account	617,649	471,420	146,229	—
Total	$14,666,214	$814,254	$13,831,575	$20,385
Liabilities:
Trading account securities sold but not yet purchased	$64,358	$64,358	$—	$—
There were no significant transfers between Levels 1 and 2 during the three months ended March 31, 2018 or during the year ended December 31, 2017.

The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers	Ending Balance
								In / (Out)
Three Months Ended March 31, 2018
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$172	$2	$4	$—	$—	$(15)	$—	$—	$163
Total	172	2	4	—	—	(15)	—	—	163
Equity securities:
Common stocks	9,370	(264)	—	—	—	—	—	—	9,106
Preferred stocks	10,843	—	—	—	—	—	—	—	10,843
Total	20,213	(264)	—	—	—	—	—	—	19,949
Arbitrage trading account	—	(40)	—	—	3,882	—	—	—	3,842
Total	$20,385	$(302)	$4	$—	$3,882	$(15)	$—	$—	$23,954

Year ended December 31, 2017
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$183	$3	$34	$—	$—	$(48)	$—	$—	$172
Total	183	3	34	—	—	(48)	—	—	172
Equity securities:
Common stocks	8,754	—	616	—	—	—	—	—	9,370
Preferred stocks	3,662	8	—	—	7,173	—	—	—	10,843
Total	12,416	8	616	—	7,173	—	—	—	20,213
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$12,599	$19	$650	$—	$7,173	$(56)	$—	$—	$20,385
During the three months ended March 31, 2018 and for the year ended December 31, 2017, there were no transfers out of Level 3.

(16) Reserves for Loss and Loss Expenses

The Company's reserves for losses and loss expenses are comprised of case reserves and incurred but not reported liabilities ("IBNR"). When a claim is reported, a case reserve is established for the estimated ultimate payment based upon known information about the claim. As more information about the claim becomes available over time, case reserves are adjusted up or down as appropriate. Reserves are also established on an aggregate basis to provide for IBNR liabilities and expected loss reserve development on reported claims.

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2018	2017
Net reserves at beginning of year	$10,056,914	$9,590,265
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	956,181	958,684
(Decrease) increase in estimates for claims occurring in prior years (2) (3)	(3,582)	8,727
Loss reserve discount accretion	10,620	12,192
Total	963,219	979,603
Net payments for claims:
Current year	111,030	97,461
Prior year	810,709	773,571
Total	921,739	871,032
Foreign currency translation	2,501	23,204
Net reserves at end of period	10,100,895	9,722,040
Ceded reserve at end of period	1,684,000	1,502,284
Gross reserves at end of period	$11,784,895	$11,224,324
_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $6,448,000 and $5,761,000 for the three months ended March 31, 2018 and 2017, respectively.

(2)
The decrease or increase in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $6,662,000 and increased by $4,841,000 for the three months ended March 31, 2018 and 2017, respectively.

(3)
For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $12 million and $2 million for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, favorable prior year development (net of additional and return premiums) of $12.2 million included $16.3 million of favorable development for the Insurance segment, offset by $4.1 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers’ compensation business. The favorable workers’ compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was mainly driven by US casualty facultative business from accident years 2008 and prior related to construction projects.

During the three months ended March 31, 2017, favorable prior year development (net of additional and return premiums) of $2.4 million included $26.2 million of favorable development for the Insurance segment, largely offset by $23.8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business, including excess workers' compensation. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends ( i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was almost entirely due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the U.K. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K. and was recently reduced by the U.K. Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,343,132	$13,356,305	$13,551,250	$13,566,976
Equity securities	496,034	496,034	576,647	576,647
Arbitrage trading account	744,859	744,859	617,649	617,649
Loans receivable	75,902	78,238	79,684	82,047
Cash and cash equivalents	956,603	956,603	950,471	950,471
Trading account receivables from brokers and clearing organizations	26,667	26,667	189,280	189,280
Liabilities:
Due to broker	74,450	74,450	15,920	15,920
Trading account securities sold but not yet purchased	29,453	29,453	64,358	64,358
Subordinated debentures	897,426	929,948	728,218	769,060
Senior notes and other debt	1,782,139	1,921,635	1,769,052	1,945,313
The estimated fair values of the Company’s fixed maturity securities, equity securities and arbitrage trading account securities are based on various valuation techniques that rely on fair value measurements as described in Note 15 above. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes and other debt and the subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(18) Reinsurance

The following is a summary of reinsurance financial information:

	For the Three Months Ended March 31,

(In thousands)	2018	2017
Written premiums:
Direct	$1,787,235	$1,721,062
Assumed	192,187	215,145
Ceded	(314,084)	(289,369)
Total net premiums written	$1,665,338	$1,646,838

Earned premiums:
Direct	$1,674,550	$1,613,364
Assumed	188,866	208,626
Ceded	(296,008)	(251,948)
Total net premiums earned	$1,567,408	$1,570,042

Ceded losses and loss expenses incurred	$238,995	$35,192
Ceded commissions earned	$66,356	$56,550
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of both March 31, 2018 and December 31, 2017.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $9 million and $11 million for the three months ended March 31, 2018 and 2017, respectively. A summary of RSUs issued in the three months ended March 31, 2018 and 2017 follows:

($ in thousands)	Units	Fair Value
2018	4,174	$290
2017	1,853	$129

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

•	Reinsurance - reinsurance business on a facultative and treaty basis, primarily in the United States, the United Kingdom, Continental Europe, Australia, the Asia-Pacific Region and South Africa.
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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total (1)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2018
Insurance	$1,432,337	$135,862	$18,968	$1,587,167	$229,028	$181,626
Reinsurance	135,071	24,650	—	159,721	14,592	11,654
Corporate, other and eliminations (2)	—	14,006	81,889	95,895	(81,094)	(65,170)
Net realized and unrealized gains on investments	—	—	48,464	48,464	48,464	38,286
Total	$1,567,408	$174,518	$149,321	$1,891,247	$210,990	$166,396
Three months ended March 31, 2017
Insurance	$1,413,170	$111,909	$18,287	$1,543,366	$199,994	$134,095
Reinsurance	156,872	24,778	—	181,650	4,594	3,099
Corporate, other and eliminations (2)	—	12,171	80,883	93,054	(72,639)	(47,773)
Net realized and unrealized gains on investments	—	—	52,348	52,348	52,348	34,026
Total	$1,570,042	$148,858	$151,518	$1,870,418	$184,297	$123,447
_________________
(1) Revenues for Insurance from foreign countries for the three months ended March 31, 2018 and 2017 were $183 million and $184 million, respectively. Revenues for Reinsurance from foreign countries for the three months ended March 31, 2018 and 2017 were $56 million and $49 million, respectively.
(2) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	March 31, 2018	December 31, 2017
Insurance	$19,322,526	$19,263,193
Reinsurance	3,093,808	3,169,731
Corporate, other and eliminations	2,171,498	1,866,993
Consolidated	$24,587,832	$24,299,917

Net premiums earned by major line of business are as follows:

	For the Three Months Ended March 31,

(In thousands)	2018	2017
Insurance:
Other liability	$464,167	$451,830
Workers’ compensation	365,948	361,136
Short-tail lines (1)	295,105	296,790
Commercial automobile	175,199	170,571
Professional liability	131,918	132,843
Total Insurance	1,432,337	1,413,170

Reinsurance:
Casualty	90,570	94,739
Property	44,501	62,133
Total Reinsurance	135,071	156,872

Total	$1,567,408	$1,570,042
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.

SAFE HARBOR STATEMENT

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2018 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015; the ability of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or data security; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results for the year 2018 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and our other SEC filings. Forward-looking statements speak only as of the date on which they are made. Except to the extent required by applicable laws, the Company does not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two segments of the property and casualty business: Insurance and Reinsurance. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance, enterprise risk management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
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
The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities. Returns available on fixed maturity investments have been at historically low levels for an extended period.
The Company invests in equity securities, merger arbitrage securities, investment funds (including energy related funds), private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
Effective January 1, 2018, the Company adopted new accounting standards including ASU 2014-09, Revenue from Customers, ASU 2016-01, Financial Instruments and ASU 2018-02, Reporting Comprehensive Income. Refer to Note 3 in the financial statements for further information on the accounting guidance and impact of adoption for each on the Company's results and financial position.
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
Our net reserves for losses and loss expenses of approximately $10.1 billion as of March 31, 2018 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.7 billion, or 17%, of the Company’s net loss reserves as of March 31, 2018 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2018	December 31, 2017
Insurance	$8,415,984	$8,341,622
Reinsurance	1,684,911	1,715,292
Net reserves for losses and loss expenses	10,100,895	10,056,914
Ceded reserves for losses and loss expenses	1,684,000	1,613,494
Gross reserves for losses and loss expenses	$11,784,895	$11,670,408

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2018
Other liability	$1,289,211	$2,235,130	$3,524,341
Workers’ compensation (1)	1,561,486	1,242,754	2,804,239
Professional liability	294,457	619,821	914,277
Commercial automobile	355,785	277,551	633,336
Short-tail lines (2)	263,793	275,997	539,790
Total Insurance	3,764,732	4,651,252	8,415,984
Reinsurance (1)	908,358	776,553	1,684,911
Total	$4,673,090	$5,427,805	$10,100,895

December 31, 2017
Other liability	$1,261,957	$2,189,596	$3,451,553
Workers’ compensation (1)	1,543,379	1,242,501	2,785,880
Professional liability	295,269	618,107	913,376
Commercial automobile	364,900	269,942	634,842
Short-tail lines (2)	297,777	258,194	555,971
Total Insurance	3,763,282	4,578,340	8,341,622
Reinsurance (1)	919,497	795,795	1,715,292
Total	$4,682,779	$5,374,135	$10,056,914
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $583 million and $591 million as of March 31, 2018 and December 31, 2017, respectively.
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

Net prior year development (i.e. the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2018 and 2017 are as follows:

(In thousands)	2018	2017
Net decrease (increase) in prior year loss reserves	$3,582	$(8,727)
Increase in prior year earned premiums	8,622	11,173
Net favorable prior year development	$12,204	$2,446

During the three months ended March 31, 2018, favorable prior year development (net of additional and return premiums) of $12.2 million included $16.3 million of favorable development for the Insurance segment, offset by $4.1 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers’ compensation business. The favorable workers’ compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was mainly driven by US casualty facultative business from accident years 2008 and prior related to construction projects.

During the three months ended March 31, 2017, favorable prior year development (net of additional and return premiums) of $2.4 million included $26.2 million of favorable development for the Insurance segment, largely offset by $23.8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business, including excess workers' compensation. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends ( i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was almost entirely due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the U.K. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K. and was recently reduced by the U.K. Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016.

Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,838 million and $1,855 million at March 31, 2018 and December 31, 2017, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $583 million and $591 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.

             Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2018) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.

        The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2018), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.

         Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $51 million at March 31, 2018 and $56 million at December 31, 2017. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
The Company classifies its fixed maturity securities by credit rating, primarily based on ratings assigned by credit rating agencies. For purposes of classifying securities with different ratings, the Company uses the average of the credit ratings assigned, unless in limited situations the Company’s own analysis indicates an internal rating is more appropriate. Securities that are not rated by a rating agency are evaluated and classified by the Company on a case-by-case basis.
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

The following table provides a summary of fixed maturity securities in an unrealized loss position as of March 31, 2018:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	1,018	$6,900,270	$129,939
Unrealized loss of 20% or greater of amortized cost:
Twelve months and longer	3	167	107
Total	1,021	$6,900,437	$130,046
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2018 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Corporate	10	$86,345	$4,429
Foreign government	8	$30,997	$739
Asset-backed securities	3	370	140
Mortgage-backed securities	5	4,532	117
State and municipal	1	3,641	3
Total	27	$125,885	$5,428

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
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million at both March 31, 2018 and December 31, 2017.
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

Fair Value Measurements. The Company’s fixed maturity available for sale securities, equity securities, and its trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of the vast majority of the Company’s portfolio is based on observable data (other than quoted prices) and, accordingly, is classified as Level 2.

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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2018:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,081,232	98.6%
Syndicate manager	41,523	0.3
Directly by the Company based on:
Observable data	140,983	1.1
Cash flow model	163	—
Total	$13,263,901	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2018, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and United States Generally Accepted Accounting Principles (“GAAP”) combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2018 and 2017. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2018	2017
Insurance:
Gross premiums written	$1,837,971	$1,769,405
Net premiums written	1,543,052	1,494,135
Net premiums earned	1,432,337	1,413,170
Loss ratio	60.6%	60.9%
Expense ratio	32.8%	32.9%
GAAP combined ratio	93.4%	93.8%
Reinsurance:
Gross premiums written	$141,450	$166,802
Net premiums written	122,286	152,703
Net premiums earned	135,071	156,872
Loss ratio	69.9%	75.9%
Expense ratio	37.5%	37.0%
GAAP combined ratio	107.4%	112.9%
Consolidated:
Gross premiums written	$1,979,421	$1,936,207
Net premiums written	1,665,338	1,646,838
Net premiums earned	1,567,408	1,570,042
Loss ratio	61.4%	62.4%
Expense ratio	33.2%	33.3%
GAAP combined ratio	94.6%	95.7%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2018 and 2017:

(In thousands, except per share data)	2018	2017
Net income to common stockholders	$166,396	$123,447
Weighted average diluted shares	128,125	128,453
Net income per diluted share	$1.30	$0.96
The Company reported net income of $166 million in 2018 compared to $123 million in 2017. The 35% increase in net income was primarily due to an after-tax increase in net investment income of $20 million mainly driven by growth in the fixed income security portfolio and real estate investment funds, an after-tax increase in underwriting income of $13 million, and a $21 million decrease in tax expense due to the reduction of the federal corporate tax rate from 35% to 21%, partially offset by an increase in after-tax foreign currency losses of $6 million, an after-tax reduction in insurance service fee income of $4 million, and a decrease in after-tax net investment gains of $3 million. The number of weighted average diluted shares decreased slightly primarily due to share repurchases.
Premiums. Gross premiums written were $1,979 million in 2018, an increase of 2% from $1,936 million in 2017. The increase was due to an increase in the Insurance segment of $68 million, partially offset by a decrease in the Reinsurance segment of $25 million. Approximately 78.3% of policies expiring in 2018 were renewed, compared with a 78.4% renewal retention rate for policies expiring in 2017.
    Average renewal premium rates for insurance and facultative reinsurance increased 3.5% in 2018 when adjusted for change in exposures.

A summary of gross premiums written in 2018 compared with 2017 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4% to $1,838 million in 2018 from $1,769 million in 2017. Gross premiums increased $36 million (7%) for other liability, $20 million (11%) for professional liability, $16 million (4%) for short-tail lines, and $12 million (5%) for commercial auto and decreased $15 million (3%) for workers' compensation.

•	Reinsurance - gross premiums decreased 15% to $142 million in 2018 from $167 million in 2017. Gross premiums decreased $14 million (22%) for property lines and $11 million (11%) for casualty lines.
Net premiums written were $1,665 million in 2018, an increase of 1% from $1,647 million in 2017. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in 2018 and 15% in 2017.
Premiums earned decreased less than 1% to $1,567 million in 2018 from $1,570 million in 2017. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2018 are related to business written during both 2018 and 2017. Audit premiums were $49 million in 2018 compared with $40 million in 2017.
Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2018 and 2017:

	Amount		Average Annualized Yield
($ in thousands)	2018	2017	2018	2017
Fixed maturity securities, including cash and cash equivalents and loans receivable	$123,246	$112,346	3.5%	3.2%
Investment funds	40,354	26,649	13.7	8.5
Arbitrage trading account	5,191	6,360	3.3	5.4
Real estate	6,568	4,566	1.6	1.5
Equity securities	646	639	1.2	1.2
Gross investment income	176,005	150,560	3.9	3.5
Investment expenses	(1,487)	(1,702)	—	—
Total	$174,518	$148,858	3.9%	3.5%
Net investment income increased 17% to $175 million in 2018 from $149 million in 2017 due primarily to a $14 million increase in income from investment funds mainly from real estate funds, an $11 million increase in income from fixed maturity securities mainly driven by growth in the fixed income security portfolio and a $2 million increase from real estate, partially offset by a $1 million decrease from the arbitrage trading account. Average invested assets, at cost (including cash and cash equivalents), were $18.1 billion in 2018 and $17.3 billion in 2017.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $31 million in 2018 from $33 million in 2017.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $48 million in 2018 compared with $52 million in 2017. Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income (other than those equity securities accounted for under equity method of accounting or those that result in consolidation of the investee). During the three months ended March 31, 2018, the gains of $48 million include net realized gains on investment sales of $142 million reduced by a change in unrealized gains on equity securities of $94 million.
Other-Than-Temporary Impairments. There were no impairments for the three months ended March 31, 2018 and 2017.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $70 million in 2018 and $65 million in 2017. The increase mainly relates to revenues from the textile business purchased in March 2017.
Losses and Loss Expenses. Losses and loss expenses decreased to $963 million in 2018 from $980 million in 2017. The consolidated loss ratio was 61.4% in 2018 and 62.4% in 2017. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $7 million in 2018 and $15 million in 2017. Favorable prior year reserve development (net of premium offsets) was $12 million in 2018 and $2 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development was 61.7% in both 2018 and 2017.
A summary of loss ratios in 2018 compared with 2017 by business segment follows:

•
Insurance - The loss ratio was 60.6% in 2018 and 60.9% in 2017. Catastrophe losses were $7 million in 2018 compared with $14 million in 2017. Favorable prior year reserve development was $16 million in 2018 and $26 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.5 points to 61.3% in 2018 from 61.8% in 2017.

•
Reinsurance - The loss ratio of 69.9% in 2018 was 6 points lower than the loss ratio of 75.9% in 2017. Catastrophe losses were $0.3 million in 2018 compared with $0.2 million in 2017. Adverse prior year reserve development was $4 million in 2018 and $24 million in 2017. The 2017 adverse development was largely due to the impact of the change in the Ogden discount rate in the U.K. and adverse development related to U.S. facultative casualty excess of loss business. The loss ratio excluding catastrophe losses and prior year reserve development increased 5.9 points to 66.6% in 2018 from 60.7% in 2017.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2018	2017
Policy acquisition and insurance operating expenses	$520,231	$523,409
Insurance service expenses	32,712	29,933
Net foreign currency losses	13,484	5,508
Other costs and expenses	44,012	44,850
Total	$610,439	$603,700

Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 1% compared with an increase in net premiums earned of less than 1%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.2% and 33.3% for the three months ended March 31, 2018 and 2017, respectively.
Service expenses, which represent the costs associated with the fee-based businesses, increased to $33 million in 2018 from $30 million in 2017.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $13 million in 2018 compared to losses of $6 million in 2017.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $44 million in 2018 from $45 million in 2017.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $70 million in 2018 compared to $66 million in 2017. The increase mainly relates to expenses from the textile business purchased in March 2017.
Interest Expense. Interest expense was $37 million in both 2018 and 2017. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058. Additionally in 2018, the Company issued subsidiary debt of $13 million.

Income Taxes. The effective income tax rate was 20.6% in 2018 and 32.4% in 2017. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt investment income and tax on income from foreign jurisdictions with different tax rates. The decrease in the effective tax rate in 2018 from 2017 was due, in part, to the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate tax rate from 35% to 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $23 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 3.0 years at March 31, 2018 and December 31, 2017. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2018 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$479,909	2.6%
State and municipal:
Special revenue	2,676,724	14.4
Pre-refunded (1)	467,758	2.5
State general obligation	450,878	2.4
Local general obligation	408,745	2.2
Corporate backed	373,878	2.0
Total state and municipal	4,377,983	23.5
Mortgage-backed securities:
Agency	827,309	4.4
Commercial	335,284	1.8
Residential-Prime	218,183	1.2
Residential-Alt A	18,993	0.1
Total mortgage-backed securities	1,399,769	7.5
Asset-backed securities	2,101,691	11.3
Corporate:
Industrial	2,374,121	12.8
Financial	1,418,598	7.6
Utilities	274,532	1.5
Other	43,450	0.2
Total corporate	4,110,701	22.1
Foreign government and foreign government agencies	873,079	4.7
Total fixed maturity securities	13,343,132	71.7
Equity securities:
Common stocks	320,435	1.7
Preferred stocks	175,599	0.9
Total equity securities	496,034	2.6
Real estate	1,833,337	9.9
Investment funds	1,161,127	6.2
Cash and cash equivalents	956,603	5.1
Arbitrage trading account	744,859	4.0
Loans receivable	75,902	0.5
Total investments	$18,610,994	100.0%
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
Investment Funds. At March 31, 2018, the carrying value of investment funds was $1,161 million, including investments in real estate funds of $625 million, energy funds of $81 million, and other funds of $455 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2018, real estate properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are two properties under development: an office building in London and a mixed-use project in Washington, D.C. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $76 million and an aggregate fair value of $78 million at March 31, 2018. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of March 31, 2018. Loans receivable include real estate loans of $63 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $13 million that are secured by business assets and have fixed interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 3.0 years at March 31, 2018 and December 31, 2017.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
            Cash Flow. Cash flow used in operating activities was $20 million in the first three months of 2018 as compared to $75 million provided from operating activities in the first three months of 2017, primarily due to the timing of loss and loss expense payments, certain long-term incentive plan payments and payments to taxing authorities.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 77% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2018. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At March 31, 2018, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,680 million and a face amount of $2,718 million. The maturities of the outstanding debt are $452 million in 2019, $314 million in 2020, $427 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053, $400 million in 2056, and $175 million in 2058.
In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058. Additionally in 2018, the Company issued subsidiary debt of $13 million.
Equity. At March 31, 2018, total common stockholders’ equity was $5.5 billion, common shares outstanding were 121,543,951 and stockholders’ equity per outstanding share was $44.85. The Company repurchased 101,000 common shares for $6.8 million during the three months ended March 31, 2018. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $8.1 billion at March 31, 2018. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 33% at March 31, 2018 and 32% at December 31, 2017.

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
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's annual report on From 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2018 and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2018	101,000	$67.31	101,000	9,167,997
February 2018	—	—	—	9,167,997
March 2018	—	—	—	9,167,997

Item 6. Exhibits

Number
(10.1)	Form of 2018 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 7, 2018	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 7, 2018	/s/ Richard M. Baio
Richard M. Baio
Senior Vice President - Chief Financial Officer and Treasurer