Form 10-Q
period 2018-06-30
BERKLEY W R CORP
filed 2018-08-06
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of July 31, 2018: 121,809,298

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$13,218,729	$13,551,250
Investment funds	1,208,586	1,155,677
Real estate	1,883,622	1,469,601
Arbitrage trading account	721,088	617,649
Equity securities	472,389	576,647
Loans receivable	98,088	79,684
Total investments	17,602,502	17,450,508
Cash and cash equivalents	911,202	950,471
Premiums and fees receivable	1,902,336	1,773,844
Due from reinsurers	1,841,056	1,783,200
Deferred policy acquisition costs	514,499	507,549
Prepaid reinsurance premiums	503,292	472,009
Trading account receivables from brokers and clearing organizations	119,628	189,280
Property, furniture and equipment	427,619	422,960
Goodwill	178,975	178,945
Accrued investment income	141,902	136,597
Federal and foreign income taxes	576	—
Other assets	477,557	434,554
Total assets	$24,621,144	$24,299,917

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,736,575	$11,670,408
Unearned premiums	3,441,774	3,290,180
Due to reinsurers	252,358	246,460
Trading account securities sold but not yet purchased	90,281	64,358
Federal and foreign income taxes	—	98,091
Other liabilities	935,356	981,987
Senior notes and other debt	1,792,055	1,769,052
Subordinated debentures	907,117	728,218
Total liabilities	19,155,516	18,848,754
Equity:
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 121,716,402 and 121,514,852 shares, respectively	47,024	47,024
Additional paid-in capital	1,060,308	1,048,283
Retained earnings	7,423,162	6,956,882
Accumulated other comprehensive (loss) income	(395,842)	68,541
Treasury stock, at cost, 113,401,516 and 113,603,066 shares, respectively	(2,708,534)	(2,709,386)
Total stockholders’ equity	5,426,118	5,411,344
Noncontrolling interests	39,510	39,819
Total equity	5,465,628	5,451,163
Total liabilities and equity	$24,621,144	$24,299,917
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
REVENUES:
Net premiums written	$1,624,104	$1,564,251	$3,289,442	$3,211,089
Change in net unearned premiums	(43,051)	4,452	(140,981)	(72,345)
Net premiums earned	1,581,053	1,568,703	3,148,461	3,138,744
Net investment income	153,777	135,264	328,295	284,123
Net realized and unrealized gains on investments	69,631	40,453	118,095	92,801
Revenues from non-insurance businesses	76,698	69,857	146,869	135,247
Insurance service fees	29,719	33,584	60,393	66,864
Other income	38	188	50	688
Total revenues	1,910,916	1,848,049	3,802,163	3,718,467
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	973,636	964,698	1,936,856	1,944,302
Other operating costs and expenses	593,142	616,632	1,203,581	1,220,332
Expenses from non-insurance businesses	75,191	68,959	144,734	134,978
Interest expense	39,705	36,799	76,760	73,597
Total operating costs and expenses	1,681,674	1,687,088	3,361,931	3,373,209
Income before income taxes	229,242	160,961	440,232	345,258
Income tax expense	(48,464)	(51,388)	(91,881)	(111,011)
Net income before noncontrolling interests	180,778	109,573	348,351	234,247
Noncontrolling interests	(703)	(569)	(1,879)	(1,796)
Net income to common stockholders	$180,075	$109,004	$346,472	$232,451

NET INCOME PER SHARE:
Basic	$1.42	$0.87	$2.74	$1.88
Diluted	$1.40	$0.85	$2.70	$1.81

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
Net income before noncontrolling interests	$180,778	$109,573	$348,351	$234,247
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	(104,455)	20,247	(91,656)	42,982
Change in unrealized investment gains, net of taxes	(32,442)	43,597	(158,214)	34,766
Other comprehensive (loss) income	(136,897)	63,844	(249,870)	77,748
Comprehensive income	43,881	173,417	98,481	311,995
Noncontrolling interests	(666)	(602)	(1,853)	(1,810)
Comprehensive income to common stockholders	$43,215	$172,815	$96,628	$310,185

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2018	2017
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,048,283	$1,037,446
Restricted stock units issued	(5,642)	(295)
Restricted stock units expensed	17,667	20,788
End of period	$1,060,308	$1,057,939
RETAINED EARNINGS:
Beginning of period	$6,956,882	$6,595,987
Cumulative effect adjustment resulting from changes in accounting principles	215,939	—
Net income to common stockholders	346,472	232,451
Dividends	(96,131)	(93,372)
End of period	$7,423,162	$6,735,066
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized investment gains:
Beginning of period	$375,421	$427,154
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)	—
Change in unrealized gains on securities not other-than-temporarily impaired	(158,199)	33,908
Change in unrealized gains on other-than-temporarily impaired securities	11	844
End of period	2,694	461,906
Currency translation adjustments:
Beginning of period	(306,880)	(371,586)
Net change in period	(91,656)	42,982
End of period	(398,536)	(328,604)
Total accumulated other comprehensive (loss) income	$(395,842)	$133,302
TREASURY STOCK:
Beginning of period	$(2,709,386)	$(2,688,817)
Stock exercised/vested	6,963	1,276
Stock repurchased	(6,799)	—
Stock issued	688	728
End of period	$(2,708,534)	$(2,686,813)
NONCONTROLLING INTERESTS:
Beginning of period	$39,819	$33,926
(Distributions) contributions	(2,162)	3,695
Net income	1,879	1,796
Other comprehensive income (loss), net of tax	(26)	14
End of period	$39,510	$39,431
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2018	2017
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$346,472	$232,451
Adjustments to reconcile net income to net cash from operating activities:
Net realized and unrealized gains on investments	(118,095)	(92,801)
Depreciation and amortization	56,372	44,679
Noncontrolling interests	1,879	1,796
Investment funds	(53,070)	(35,544)
Stock incentive plans	19,722	22,508
Change in:
Arbitrage trading account	(7,871)	(2,440)
Premiums and fees receivable	(152,832)	(159,827)
Reinsurance accounts	(77,140)	34,985
Deferred policy acquisition costs	(11,152)	(2,236)
Income taxes	(39,069)	(42,626)
Reserves for losses and loss expenses	123,582	101,781
Unearned premiums	171,468	140,399
Other	(140,904)	(18,267)
Net cash from operating activities	119,362	224,858
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	2,773,554	2,069,718
Proceeds from sale of equity securities	284,204	89,340
(Contributions to) distributions from investment funds	(4,996)	49,594
Proceeds from maturities and prepayments of fixed maturity securities	1,305,805	888,423
Purchase of fixed maturity securities	(4,062,901)	(3,164,892)
Purchase of equity securities	(87,059)	(787)
Real estate purchased	(419,021)	(109,846)
Change in loans receivable	(16,310)	10,734
Net additions to property, furniture and equipment	(29,704)	(89,715)
Change in balances due to security brokers	46,641	104,463
Payment for business purchased net of cash acquired	(6,637)	(71,346)
Net cash used in investing activities	(216,424)	(224,314)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(23)	(1,475)
Net proceeds from issuance of debt	200,838	—
Cash dividends to common stockholders	(77,873)	(15,758)
Purchase of common treasury shares	(6,799)	—
Other, net	(1,763)	(1,260)
Net cash from (used in) financing activities	114,380	(18,493)
Net impact on cash due to change in foreign exchange rates	(56,587)	11,018
Net change in cash and cash equivalents	(39,269)	(6,931)
Cash and cash equivalents at beginning of year	950,471	795,285
Cash and cash equivalents at end of period	$911,202	$788,354
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

(2) Per Share Data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 4,847,303 and 4,087,731 common shares held in a grantor trust as of June 30, 2018 and 2017, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2018	2017	2018	2017
Basic	126,517	125,334	126,446	123,623
Diluted	128,339	128,601	128,189	128,546

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments.  ASU 2016-01 amends the accounting guidance for financial instruments to require all equity investments with readily determinable fair values to be measured at fair value with changes in the fair value recognized in net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The updated guidance was effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this updated guidance on January 1, 2018 on a prospective basis. The impact of applying this guidance prospectively was a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income ("AOCI") by offsetting amounts of $291 million, resulting in no net impact to total stockholders' equity. Following the adoption, the Company reports changes in fair value related to equity securities within net realized and unrealized gains on investments.

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

(4) Consolidated Statement of Comprehensive Income

The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2018
Changes in AOCI
Beginning of period	$375,421		$(306,880)	$68,541
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)		—	(214,539)
Restated beginning of period	160,882		(306,880)	(145,998)
Other comprehensive loss before reclassifications	(147,632)		(91,656)	(239,288)
Amounts reclassified from AOCI	(10,582)		—	(10,582)
Other comprehensive loss	(158,214)		(91,656)	(249,870)
Unrealized investment loss related to noncontrolling interest	26		—	26
End of period	$2,694		$(398,536)	$(395,842)
Amounts reclassified from AOCI
Pre-tax	$(13,395)	(1)	$—	$(13,395)
Tax effect	2,813	(2)	—	2,813
After-tax amounts reclassified	$(10,582)		$—	$(10,582)
Other comprehensive loss
Pre-tax	$(201,336)		$(91,656)	$(292,992)
Tax effect	43,122		—	43,122
Other comprehensive loss	$(158,214)		$(91,656)	$(249,870)
As of and for the three months ended June 30, 2018
Changes in AOCI
Beginning of period	$35,099		$(294,081)	$(258,982)
Other comprehensive loss before reclassifications	(29,443)		(104,455)	(133,898)
Amounts reclassified from AOCI	(2,999)		—	(2,999)
Other comprehensive loss	(32,442)		(104,455)	(136,897)
Unrealized investment loss related to noncontrolling interest	37		—	37
End of period	$2,694		$(398,536)	$(395,842)
Amounts reclassified from AOCI
Pre-tax	$(3,796)	(1)	$—	$(3,796)
Tax effect	797	(2)	—	797
After-tax amounts reclassified	$(2,999)		$—	$(2,999)
Other comprehensive loss
Pre-tax	$(40,488)		$(104,455)	$(144,943)
Tax effect	8,046		—	8,046
Other comprehensive loss	$(32,442)		$(104,455)	$(136,897)
_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2017
Changes in AOCI
Beginning of period	$427,154		$(371,586)	$55,568
Other comprehensive income before reclassifications	89,309		42,982	132,291
Amounts reclassified from AOCI	(54,543)		—	(54,543)
Other comprehensive income	34,766		42,982	77,748
Unrealized investment gain related to noncontrolling interest	(14)		—	(14)
End of period	$461,906		$(328,604)	$133,302
Amounts reclassified from AOCI
Pre-tax	$(83,912)	(1)	$—	$(83,912)
Tax effect	29,369	(2)	—	29,369
After-tax amounts reclassified	$(54,543)		$—	$(54,543)
Other comprehensive income
Pre-tax	$58,711		$42,982	$101,693
Tax effect	(23,945)		—	(23,945)
Other comprehensive income	$34,766		$42,982	$77,748
As of and for the three months ended June 30, 2017
Changes in AOCI
Beginning of period	$418,342		$(348,851)	$69,491
Other comprehensive income before reclassifications	69,315		20,247	89,562
Amounts reclassified from AOCI	(25,718)		—	(25,718)
Other comprehensive income	43,597		20,247	63,844
Unrealized investment gain related to noncontrolling interest	(33)		—	(33)
End of period	$461,906		$(328,604)	$133,302
Amounts reclassified from AOCI
Pre-tax	$(39,566)	(1)	$—	$(39,566)
Tax effect	13,848	(2)	—	13,848
After-tax amounts reclassified	$(25,718)		$—	$(25,718)
Other comprehensive income
Pre-tax	$68,282		$20,247	$88,529
Tax effect	(24,685)		—	(24,685)
Other comprehensive income	$43,597		$20,247	$63,844
_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flow
Interest payments were $72,878,000 and $72,528,000 and income taxes paid were $111,000,000 and $145,123,000 in the six months ended June 30, 2018 and 2017, respectively.

(6) Investments in Fixed Maturity Securities
At June 30, 2018 and December 31, 2017, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2018
Held to maturity:
State and municipal	$67,049	$11,828	$—	$78,877	$67,049
Residential mortgage-backed	12,037	835	—	12,872	12,037
Total held to maturity	79,086	12,663	—	91,749	79,086
Available for sale:
U.S. government and government agency	482,639	5,257	(6,263)	481,633	481,633
State and municipal:
Special revenue	2,529,100	32,331	(25,828)	2,535,603	2,535,603
State general obligation	339,685	10,749	(1,814)	348,620	348,620
Pre-refunded	429,119	18,829	(103)	447,845	447,845
Corporate backed	325,752	7,278	(1,643)	331,387	331,387
Local general obligation	387,745	16,485	(2,831)	401,399	401,399
Total state and municipal	4,011,401	85,672	(32,219)	4,064,854	4,064,854
Mortgage-backed securities:
Residential (1)	1,116,207	5,206	(26,083)	1,095,330	1,095,330
Commercial	368,000	969	(5,787)	363,182	363,182
Total mortgage-backed securities	1,484,207	6,175	(31,870)	1,458,512	1,458,512
Asset-backed	2,356,736	11,263	(13,084)	2,354,915	2,354,915
Corporate:
Industrial	2,333,914	19,159	(44,380)	2,308,693	2,308,693
Financial	1,355,554	16,775	(19,375)	1,352,954	1,352,954
Utilities	273,223	8,004	(6,201)	275,026	275,026
Other	41,779	2	(265)	41,516	41,516
Total corporate	4,004,470	43,940	(70,221)	3,978,189	3,978,189
Foreign	767,417	39,993	(5,870)	801,540	801,540
Total available for sale	13,106,870	192,300	(159,527)	13,139,643	13,139,643
Total investments in fixed maturity securities	$13,185,956	$204,963	$(159,527)	$13,231,392	$13,218,729

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2017
Held to maturity:
State and municipal	$65,882	$14,499	$—	$80,381	$65,882
Residential mortgage-backed	13,450	1,227	—	14,677	13,450
Total held to maturity	79,332	15,726	—	95,058	79,332
Available for sale:
U.S. government and government agency	372,748	8,824	(3,832)	377,740	377,740
State and municipal:
Special revenue	2,663,245	53,512	(10,027)	2,706,730	2,706,730
State general obligation	439,358	16,087	(711)	454,734	454,734
Pre-refunded	436,241	22,701	(9)	458,933	458,933
Corporate backed	375,268	10,059	(860)	384,467	384,467
Local general obligation	417,955	23,242	(967)	440,230	440,230
Total state and municipal	4,332,067	125,601	(12,574)	4,445,094	4,445,094
Mortgage-backed securities:
Residential (1)	1,043,629	9,304	(13,547)	1,039,386	1,039,386
Commercial	261,652	1,521	(2,628)	260,545	260,545
Total mortgage-backed securities	1,305,281	10,825	(16,175)	1,299,931	1,299,931
Asset-backed	2,111,132	11,024	(10,612)	2,111,544	2,111,544
Corporate:
Industrial	2,574,400	52,210	(7,718)	2,618,892	2,618,892
Financial	1,402,161	37,744	(5,138)	1,434,767	1,434,767
Utilities	284,886	11,316	(1,248)	294,954	294,954
Other	40,560	5	(66)	40,499	40,499
Total corporate	4,302,007	101,275	(14,170)	4,389,112	4,389,112
Foreign	819,345	32,018	(2,866)	848,497	848,497
Total available for sale	13,242,580	289,567	(60,229)	13,471,918	13,471,918
Total investments in fixed maturity securities	$13,321,912	$305,293	$(60,229)	$13,566,976	$13,551,250
____________
(1) Gross unrealized gains for residential mortgage-backed securities include $87,647 and $76,467 as of June 30, 2018 and December 31, 2017, respectively, related to securities with the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$841,253	$849,860
Due after one year through five years	4,392,395	4,428,769
Due after five years through ten years	3,042,177	3,074,332
Due after ten years	3,413,887	3,407,047
Mortgage-backed securities	1,496,244	1,471,384
Total	$13,185,956	$13,231,392
At June 30, 2018 and December 31, 2017, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
At June 30, 2018 and December 31, 2017, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized (1)		Fair Value	Carrying Value
		Gains	Losses
June 30, 2018
Common stocks	$126,453	$170,313	$(8,739)	$288,027	$288,027
Preferred stocks	124,150	61,807	(1,595)	184,362	184,362
Total	$250,603	$232,120	$(10,334)	$472,389	$472,389
December 31, 2017
Common stocks	$81,855	$272,309	$(1,960)	$352,204	$352,204
Preferred stocks	124,150	102,890	(2,597)	224,443	224,443
Total	$206,005	$375,199	$(4,557)	$576,647	$576,647
______________________
(1) Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values (subject to certain exceptions) to be measured at fair value with changes in the fair value recognized through net income. Refer to Note 3 for additional information.

(8) Arbitrage Trading Account
At June 30, 2018 and December 31, 2017, the fair and carrying values of the arbitrage trading account were $721 million and $618 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of June 30, 2018, the fair value of long option contracts outstanding was $0.2 million (notional amount of $15.0 million) and the fair value of short option contracts outstanding was $0.3 million (notional amount of $16.4 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2018	2017	2018	2017
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$129,665	$116,796	$252,911	$229,142
Investment funds	12,716	8,895	53,070	35,544
Arbitrage trading account	8,333	5,457	13,524	11,817
Real estate	3,174	5,286	9,742	9,852
Equity securities	559	602	1,205	1,241
Gross investment income	154,447	137,036	330,452	287,596
Investment expense	(670)	(1,772)	(2,157)	(3,473)
Net investment income	$153,777	$135,264	$328,295	$284,123

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

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $319 million as of June 30, 2018.
Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Real estate	$622,796	$606,995	$35,826	$19,518
Energy	76,406	82,882	(1,256)	(8,639)
Other funds	509,384	465,800	18,500	24,665
Total	$1,208,586	$1,155,677	$53,070	$35,544

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(11) Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2018	2017
Properties in operation	$767,882	$451,691
Properties under development	1,115,740	1,017,910
Total	$1,883,622	$1,469,601

In 2018, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $36,170,000 and $25,646,000 as of June 30, 2018 and December 31, 2017, respectively. Related depreciation expense was $10,784,000 and $3,604,000 for the six months ended June 30, 2018 and 2017, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $26,207,569 in 2018, $54,753,308 in 2019, $53,482,025 in 2020, $52,568,588 in 2021, $48,834,325 in 2022, $42,215,085 in 2023 and $500,806,048 thereafter.

Properties under development include an office building in London and a mixed-use project in Washington, D.C.

(12) Loans Receivable
Loans receivable are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Amortized cost (net of valuation allowance):
Real estate loans	$62,986	$66,057
Commercial loans	35,102	13,627
Total	$98,088	$79,684

Fair value:
Real estate loans	$63,796	$66,917
Commercial loans	36,604	15,130
Total	$100,400	$82,047

Valuation allowance:
Specific	$1,200	$1,200
General	2,183	2,183
Total	$3,383	$3,383

	For the Three Months Ended June 30,

	2018	2017
Change in valuation allowance	$—	$—

	For the Six Months Ended June 30,

	2018	2017
Decrease in valuation allowance	$—	$(14)
Loans receivable in non-accrual status were $1.5 million and $4.3 million as of June 30, 2018 and December 31, 2017, respectively.
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
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at June 30, 2018, and accordingly, the Company determined that a specific valuation allowance was not required.

(13) Net Realized and Unrealized Gains (Losses) on Investments
 Net realized and unrealized gains (losses) on investments are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net realized and unrealized gains (losses) on investments in earnings
Fixed maturity securities:
Gains	$7,921	$7,427	$21,260	$13,032
Losses	(4,125)	—	(7,865)	(3,965)
Equity securities (1):
Net realized gains on investment sales	119,422	32,139	241,743	74,846
Change in unrealized gains	(54,652)	—	(148,857)	—
Investment funds	(353)	(112)	(234)	1,155
Real estate	(402)	(364)	7,596	2,936
Loans receivable	1	—	2,059	—
Other	1,819	1,363	2,393	4,797
Net realized and unrealized gains on investments in earnings before OTTI	69,631	40,453	118,095	92,801
Other-than-temporary impairments	—	—	—	—
Net realized and unrealized gains on investments in earnings	69,631	40,453	118,095	92,801
Income tax expense	(14,623)	(14,159)	(24,800)	(32,480)
After-tax net realized and unrealized gains on investments in earnings	$55,008	$26,294	$93,295	$60,321

Change in unrealized investment gains of available for sale securities:
Fixed maturity securities	$(36,848)	$56,857	$(196,575)	$94,841
Previously impaired fixed maturity securities	(2)	743	11	844
Equity securities available for sale (2)	—	6,176	—	(42,686)
Investment funds	(3,638)	4,506	(4,772)	5,712
Total change in unrealized investment gains	(40,488)	68,282	(201,336)	58,711
Income tax benefit (expense)	8,118	(24,713)	43,194	(23,973)
Noncontrolling interests	37	(5)	26	14
After-tax change in unrealized investment gains of available for sale securities	$(32,333)	$43,564	$(158,116)	$34,752
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
(2) Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values (subject to certain exceptions) to be measured at fair value with changes in the fair value recognized in net income. The Company recorded an adjustment of $291 million to opening AOCI net of tax as a result of this guidance. Refer to Note 3 for further information.

(14) Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2018 and December 31, 2017 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
U.S. government and government agency	$245,718	$2,852	$93,232	$3,411	$338,950	$6,263
State and municipal	1,406,792	22,540	302,403	9,679	1,709,195	32,219
Mortgage-backed securities	859,133	17,171	328,074	14,699	1,187,207	31,870
Asset-backed securities	1,538,222	12,216	160,722	868	1,698,944	13,084
Corporate	2,171,776	61,233	155,159	8,988	2,326,935	70,221
Foreign government	181,036	4,754	67,869	1,116	248,905	5,870
Fixed maturity securities	$6,402,677	$120,766	$1,107,459	$38,761	$7,510,136	$159,527

December 31, 2017
U.S. government and government agency	$92,167	$1,491	$72,055	$2,341	$164,222	$3,832
State and municipal	735,972	5,944	345,755	6,630	1,081,727	12,574
Mortgage-backed securities	480,435	5,110	373,956	11,065	854,391	16,175
Asset-backed securities	1,127,309	8,298	167,412	2,314	1,294,721	10,612
Corporate	1,103,747	8,224	170,858	5,946	1,274,605	14,170
Foreign government	244,139	2,615	25,824	251	269,963	2,866
Fixed maturity securities	$3,783,769	$31,682	$1,155,860	$28,547	$4,939,629	$60,229
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2018 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Corporate	13	$97,985	$4,199
Foreign government	12	51,383	2,773
Asset-backed securities	3	268	104
Mortgage-backed securities	4	3,477	28
State and municipal	1	3,622	2
Total	33	$156,735	$7,106
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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$481,633	$—	$481,633	$—
State and municipal	4,064,854	—	4,064,854	—
Mortgage-backed securities	1,458,512	—	1,458,512	—
Asset-backed securities	2,354,915	—	2,354,814	101
Corporate	3,978,189	—	3,978,189	—
Foreign government	801,540	—	801,540	—
Total fixed maturity securities available for sale	13,139,643	—	13,139,542	101
Equity securities:
Common stocks	288,027	279,102	—	8,925
Preferred stocks	184,362	—	173,518	10,844
Total equity securities	472,389	279,102	173,518	19,769
Arbitrage trading account	721,088	446,901	274,187	—
Total	$14,333,120	$726,003	$13,587,247	$19,870
Liabilities:
Trading account securities sold but not yet purchased	$90,281	$90,281	$—	$—

December 31, 2017
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$377,740	$—	$377,740	$—
State and municipal	4,445,094	—	4,445,094	—
Mortgage-backed securities	1,299,931	—	1,299,931	—
Asset-backed securities	2,111,544	—	2,111,372	172
Corporate	4,389,112	—	4,389,112	—
Foreign government	848,497	—	848,497	—
Total fixed maturity securities available for sale	13,471,918	—	13,471,746	172
Equity securities:
Common stocks	352,204	342,834	—	9,370
Preferred stocks	224,443	—	213,600	10,843
Total equity securities	576,647	342,834	213,600	20,213
Arbitrage trading account	617,649	471,420	146,229	—
Total	$14,666,214	$814,254	$13,831,575	$20,385
Liabilities:
Trading account securities sold but not yet purchased	$64,358	$64,358	$—	$—
There were no significant transfers between Levels 1 and 2 during the six months ended June 30, 2018 or during the year ended December 31, 2017.

The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance

Six Months Ended June 30, 2018
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$172	$(2)	$46	$—	$—	$(115)	$—	$—	$101
Total	172	(2)	46	—	—	(115)	—	—	101
Equity securities:
Common stocks	9,370	(445)	—	—	—	—	—	—	8,925
Preferred stocks	10,843	1	—	—	—	—	—	—	10,844
Total	20,213	(444)	—	—	—	—	—	—	19,769
Arbitrage trading account	—	(29)	—	—	3,882	(11)	—	(3,842)	—
Total	$20,385	$(475)	$46	$—	$3,882	$(126)	$—	$(3,842)	$19,870

Year Ended December 31, 2017
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$183	$3	$34	$—	$—	$(48)	$—	$—	$172
Total	183	3	34	—	—	(48)	—	—	172
Equity securities:
Common stocks	8,754	—	616	—	—	—	—	—	9,370
Preferred stocks	3,662	8	—	—	7,173	—	—	—	10,843
Total	12,416	8	616	—	7,173	—	—	—	20,213
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$12,599	$19	$650	$—	$7,173	$(56)	$—	$—	$20,385
During the six months ended June 30, 2018, one common stock in the arbitrage trading account was transferred out of Level 3 as the security became publicly traded on a stock exchange. For the year ended December 31, 2017, there were no transfers out of Level 3.

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2018	2017
Net reserves at beginning of year	$10,056,914	$9,590,265
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,916,140	1,926,394
Decrease in estimates for claims occurring in prior years (2) (3)	(246)	(6,459)
Loss reserve discount accretion	20,962	24,367
Total	1,936,856	1,944,302
Net payments for claims:
Current year	316,567	315,437
Prior year	1,527,522	1,432,828
Total	1,844,089	1,748,265
Foreign currency translation	(72,351)	37,097
Net reserves at end of period	10,077,330	9,823,399
Ceded reserves at end of period	1,659,245	1,500,868
Gross reserves at end of period	$11,736,575	$11,324,267
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $12,818,000 and $11,349,000 for the six months ended June 30, 2018 and 2017, respectively.
(2) The decrease in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $6,132,000 and $14,873,000 for the six months ended June 30, 2018 and 2017, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $19 million and $24 million for the six months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018, favorable prior year development (net of additional and return premiums) of $19.3 million included $26.5 million of favorable development for the Insurance segment, partially offset by $7.2 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers’ compensation business. The favorable workers’ compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced in recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was mainly driven by U.S. casualty facultative business from accident years 2008 and prior related to construction projects.
During the six months ended June 30, 2017, favorable prior year development (net of additional and return premiums) of $23.6 million included $49.4 million of favorable development for the Insurance segment, partially offset by $25.8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business (including excess workers' compensation) and excess & surplus lines casualty business. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The favorable development for excess & surplus lines casualty business resulted from loss cost trends emerging more favorably than our initial expectations, primarily in accident years 2014 through 2016. The adverse development for the Reinsurance segment was almost entirely due to reserve strengthening during the first quarter associated with claims impacted by the change in the Ogden discount rate in the U.K. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K., and was reduced by the U.K. Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,218,729	$13,231,392	$13,551,250	$13,566,976
Equity securities	472,389	472,389	576,647	576,647
Arbitrage trading account	721,088	721,088	617,649	617,649
Loans receivable	98,088	100,400	79,684	82,047
Cash and cash equivalents	911,202	911,202	950,471	950,471
Trading account receivables from brokers and clearing organizations	119,628	119,628	189,280	189,280
Liabilities:
Due to broker	62,522	62,522	15,920	15,920
Trading account securities sold but not yet purchased	90,281	90,281	64,358	64,358
Subordinated debentures	907,117	929,297	728,218	769,060
Senior notes and other debt	1,792,055	1,918,004	1,769,052	1,945,313
The estimated fair values of the Company’s fixed maturity securities, equity securities and arbitrage trading account securities are based on various valuation techniques that rely on fair value measurements as described in Note 15. The fair value of loans receivable are estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes and other debt and the subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2018	2017	2018	2017
Written premiums:
Direct	$1,785,266	$1,727,014	$3,572,501	$3,448,076
Assumed	162,808	160,139	354,995	375,283
Ceded	(323,970)	(322,902)	(638,054)	(612,270)
Total net premiums written	$1,624,104	$1,564,251	$3,289,442	$3,211,089

Earned premiums:
Direct	$1,705,277	$1,666,938	$3,379,827	$3,280,302
Assumed	180,509	193,683	369,375	402,310
Ceded	(304,733)	(291,918)	(600,741)	(543,868)
Total net premiums earned	$1,581,053	$1,568,703	$3,148,461	$3,138,744

Ceded losses and loss expenses incurred	$161,073	$142,609	$400,068	$177,801
Ceded commissions earned	$65,922	$57,752	$132,278	$114,302
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of both June 30, 2018 and December 31, 2017.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $18 million and $21 million for the six months ended June 30, 2018 and 2017, respectively. A summary of RSUs issued in the six months ended June 30, 2018 and 2017 follows:

($ in thousands)	Units	Fair Value
2018	13,025	$963
2017	6,020	$405

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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total (1)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2018
Insurance	$1,456,008	$114,333	$18,707	$1,589,048	$198,052	$156,200
Reinsurance	125,045	22,123	—	147,168	21,303	16,784
Corporate, other and eliminations (2)	—	17,321	87,748	105,069	(59,744)	(47,918)
Net realized and unrealized gains on investments	—	—	69,631	69,631	69,631	55,009
Total	$1,581,053	$153,777	$176,086	$1,910,916	$229,242	$180,075
Three months ended June 30, 2017
Insurance	$1,415,586	$102,719	$22,984	$1,541,289	$186,134	$124,442
Reinsurance	153,117	21,491	—	174,608	14,771	10,324
Corporate, other and eliminations (2)	—	11,054	80,645	91,699	(80,397)	(52,056)
Net realized and unrealized gains on investments	—	—	40,453	40,453	40,453	26,294
Total	$1,568,703	$135,264	$144,082	$1,848,049	$160,961	$109,004
Six Months Ended June 30, 2018
Insurance	$2,888,345	$250,195	$37,675	$3,176,215	$427,080	$337,826
Reinsurance	260,116	46,773	—	306,889	35,895	28,438
Corporate, other and eliminations (2)	—	31,327	169,637	200,964	(140,838)	(113,087)
Net realized and unrealized gains on investments	—	—	118,095	118,095	118,095	93,295
Total	$3,148,461	$328,295	$325,407	$3,802,163	$440,232	$346,472
Six Months Ended June 30, 2017
Insurance	$2,828,755	$214,628	$41,271	$3,084,654	$386,127	$257,458
Reinsurance	309,989	46,269	—	356,258	19,364	13,983
Corporate, other and eliminations (2)	—	23,226	161,528	184,754	(153,034)	(99,311)
Net realized and unrealized gains on investments	—	—	92,801	92,801	92,801	60,321
Total	$3,138,744	$284,123	$295,600	$3,718,467	$345,258	$232,451
_________________
(1)Revenues for Insurance from foreign countries for the three months ended June 30, 2018 and 2017 were $176 million and $168 million, and for the six months ended June 30, 2018 and 2017 were $359 million and $347 million, respectively. Revenues for Reinsurance from foreign countries for the three months ended June 30, 2018 and 2017 were $55 million and $50 million, and for the six months ended June 30, 2018 and 2017 were $112 million and $101 million, respectively.

(2)	Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	June 30, 2018	December 31, 2017
Insurance	$19,219,312	$19,263,193
Reinsurance	2,929,066	3,169,731
Corporate, other and eliminations	2,472,766	1,866,993
Consolidated	$24,621,144	$24,299,917

Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2018	2017	2018	2017
Insurance:
Other liability	$474,721	$460,059	$938,889	$911,889
Workers’ compensation	377,346	366,950	743,295	728,086
Short-tail lines (1)	288,398	282,623	583,503	579,413
Commercial automobile	175,812	169,599	351,010	340,170
Professional liability	139,731	136,355	271,648	269,197
Total Insurance	1,456,008	1,415,586	2,888,345	2,828,755

Reinsurance:
Casualty	86,841	93,212	177,411	187,952
Property	38,204	59,905	82,705	122,037
Total Reinsurance	125,045	153,117	260,116	309,989

Total	$1,581,053	$1,568,703	$3,148,461	$3,138,744
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
The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities. Returns available on fixed maturity investments have been at historically low levels for an extended period, although recently interest rates have increased.
The Company invests in equity securities, merger arbitrage securities, investment funds (including energy related funds), private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
Through the second quarter of 2018, the Company has used the Argentine peso (“ARS”) as its functional currency for its business in Argentina and translated the financial statements of its Argentine operations into U.S. dollars ("USD"). Exchange rate movements between the ARS and USD have been recorded as a currency translation gain or loss, which is a component of AOCI. Based on recent ARS inflation rate movements, the Company expects that, effective July 1, 2018, the Argentine economy would be considered highly inflationary under GAAP. Assuming that turns out to be the case, such a conclusion would require the Company to change the functional currency of its Argentine operations to USD commencing July 1, 2018, and accordingly, the Company would need to recognize foreign exchange gains and losses in earnings for any transactions in the Argentine operations that are not USD denominated.
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
Our net reserves for losses and loss expenses of approximately $10.1 billion as of June 30, 2018 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.6 billion, or 16%, of the Company’s net loss reserves as of June 30, 2018 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2018	December 31, 2017
Insurance	$8,460,866	$8,341,622
Reinsurance	1,616,464	1,715,292
Net reserves for losses and loss expenses	10,077,330	10,056,914
Ceded reserves for losses and loss expenses	1,659,245	1,613,494
Gross reserves for losses and loss expenses	$11,736,575	$11,670,408
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2018
Other liability	$1,283,692	$2,285,039	$3,568,731
Workers’ compensation (1)	1,566,664	1,234,109	2,800,773
Professional liability	299,439	614,209	913,648
Commercial automobile	349,099	281,772	630,871
Short-tail lines (2)	256,649	290,194	546,843
Total Insurance	3,755,543	4,705,323	8,460,866
Reinsurance (1)	873,376	743,088	1,616,464
Total	$4,628,919	$5,448,411	$10,077,330

December 31, 2017
Other liability	$1,261,957	$2,189,596	$3,451,553
Workers’ compensation (1)	1,543,379	1,242,501	2,785,880
Professional liability	295,269	618,107	913,376
Commercial automobile	364,900	269,942	634,842
Short-tail lines (2)	297,777	258,194	555,971
Total Insurance	3,763,282	4,578,340	8,341,622
Reinsurance (1)	919,497	795,795	1,715,292
Total	$4,682,779	$5,374,135	$10,056,914
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $577 million and $591 million as of June 30, 2018 and December 31, 2017, respectively.
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
Net prior year development (i.e. the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2018 and 2017 are as follows:

(In thousands)	2018	2017
Net decrease in prior year loss reserves	$246	$6,459
Increase in prior year earned premiums	19,102	17,111
Net favorable prior year development	$19,348	$23,570

During the six months ended June 30, 2018, favorable prior year development (net of additional and return premiums) of $19.3 million included $26.5 million of favorable development for the Insurance segment, partially offset by $7.2 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers’ compensation business. The favorable workers’ compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced in recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was mainly driven by U.S. casualty facultative business from accident years 2008 and prior related to construction projects.
During the six months ended June 30, 2017, favorable prior year development (net of additional and return premiums) of $23.6 million included $49.4 million of favorable development for the Insurance segment, partially offset by $25.8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business (including excess workers' compensation) and excess & surplus lines casualty business. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The favorable development for excess & surplus lines casualty business resulted from loss cost trends emerging more favorably than our initial expectations, primarily in accident years 2014 through 2016. The adverse development for the Reinsurance segment was almost entirely due to reserve strengthening during the first quarter associated with claims impacted by the change in the Ogden discount rate in the U.K. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K., and was reduced by the U.K. Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,777 million and $1,855 million at June 30, 2018 and December 31, 2017, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $577 million and $591 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.7%.
Substantially all of the workers’ compensation discount (97% of total discounted reserves at June 30, 2018) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2018), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $45 million at June 30, 2018 and $56 million at December 31, 2017. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
The following table provides a summary of fixed maturity securities in an unrealized loss position as of June 30, 2018:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	1,058	$7,507,563	$158,780
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	2	2,570	743
Twelve months and longer	2	3	4
Total	1,062	$7,510,136	$159,527
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2018 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Corporate	13	$97,985	$4,199
Foreign government	12	51,383	2,773
Asset-backed securities	3	268	104
Mortgage-backed securities	4	3,477	28
State and municipal	1	3,622	2
Total	33	$156,735	$7,106
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
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million in both June 30, 2018 and December 31, 2017.

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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2018:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$12,969,064	98.7%
Syndicate manager	38,141	0.3
Directly by the Company based on:
Observable data	132,337	1.0
Cash flow model	101	—
Total	$13,139,643	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2018, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2018 and 2017
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2018 and 2017. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2018	2017
Insurance:
Gross premiums written	$3,659,199	$3,515,139
Net premiums written	3,056,578	2,932,303
Net premiums earned	2,888,345	2,828,755
Loss ratio	61.1%	61.0%
Expense ratio	32.8%	33.0%
GAAP combined ratio	93.9%	94.0%
Reinsurance:
Gross premiums written	$268,296	$308,220
Net premiums written	232,864	278,786
Net premiums earned	260,116	309,989
Loss ratio	66.1%	70.6%
Expense ratio	38.1%	38.1%
GAAP combined ratio	104.2%	108.7%
Consolidated:
Gross premiums written	$3,927,495	$3,823,359
Net premiums written	3,289,442	3,211,089
Net premiums earned	3,148,461	3,138,744
Loss ratio	61.5%	61.9%
Expense ratio	33.3%	33.5%
GAAP combined ratio	94.8%	95.4%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2018 and 2017:

(In thousands, except per share data)	2018	2017
Net income to common stockholders	$346,472	$232,451
Weighted average diluted shares	128,189	128,546
Net income per diluted share	$2.70	$1.81
The Company reported net income to common stockholders of $346 million in 2018 compared to $232 million in 2017. The 49% increase in net income was primarily due to an after-tax increase in net investment income of $35 million mainly driven by growth in the fixed maturity security portfolio, higher interest rates and an increase in real estate investment funds, an increase in after-tax net investment gains of $20 million, an after-tax increase in underwriting income of $17 million, an increase in after-tax foreign currency gains (as compared to losses in 2017) of $14 million, and a $39 million decrease in tax expense primarily due to the reduction of the federal corporate tax rate from 35% to 21%, partially offset by an after-tax reduction in insurance service fee income of $4 million, an after-tax increase in corporate expenses of $4 million, and an after-tax increase in interest expense of $3 million. The number of weighted average diluted shares decreased slightly primarily due to share repurchases.
Premiums. Gross premiums written were $3,927 million in 2018, an increase of 3% from $3,823 million in 2017. The increase was due to an increase in the Insurance segment of $144 million, partially offset by a decrease in the Reinsurance segment of $40 million. Approximately 75.9% of policies expiring in 2018 were renewed, compared with a 76.5% renewal retention rate for policies expiring in 2017.

Average renewal premium rates for insurance and facultative reinsurance increased 2.5% in 2018 when adjusted for change in exposures.
A summary of gross premiums written in 2018 compared with 2017 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4% to $3,659 million in 2018 from $3,515 million in 2017. Gross premiums increased $67 million (6%) for other liability, $41 million (5%) for short-tail lines, $36 million (10%) for professional liability, and $27 million (7%) for commercial auto and decreased $27 million (3%) for workers' compensation.

•	Reinsurance - gross premiums decreased 13% to $268 million in 2018 from $308 million in 2017. Gross premiums decreased $21 million (19%) for property lines and $19 million (10%) for casualty lines.
Net premiums written were $3,289 million in 2018, an increase of 2% from $3,211 million in 2017. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2018 and 2017.
Premiums earned increased less than 1% to $3,148 million in 2018 from $3,139 million in 2017. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2018 are related to business written during both 2018 and 2017. Audit premiums were $98 million in 2018 compared with $91 million in 2017.
Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2018 and 2017:

	Amount		Average Annualized Yield
($ in thousands)	2018	2017	2018	2017
Fixed maturity securities, including cash and cash equivalents and loans receivable	$252,911	$229,142	3.5%	3.3%
Investment funds	53,070	35,544	8.9	5.7
Arbitrage trading account	13,524	11,817	4.1	4.3
Real estate	9,742	9,852	1.1	1.6
Equity securities	1,205	1,241	1.1	1.2
Gross investment income	330,452	287,596	3.6	3.3
Investment expenses	(2,157)	(3,473)	—	—
Total	$328,295	$284,123	3.6%	3.3%
Net investment income increased 15% to $328 million in 2018 from $284 million in 2017 due primarily to a $24 million increase in income from fixed maturity securities mainly driven by growth in the fixed maturity security portfolio and higher interest rates, an $18 million increase in income from investment funds mainly from real estate funds, and a $2 million increase from the arbitrage trading account. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to take advantage of rising interest rates. Average invested assets, at cost (including cash and cash equivalents), were $18.1 billion in 2018 and $17.3 billion in 2017.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $60 million in 2018 from $67 million in 2017.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $118 million in 2018 compared with $93 million in 2017. Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income (other than those equity securities accounted for under equity method of accounting or those that result in consolidation of the investee). During the six months ended June 30, 2018, the gains of $118 million reflect net realized gains on investment sales of $267 million reduced by a change in unrealized gains on equity securities of $149 million.

Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $147 million in 2018 and $135 million in 2017. The increase mainly relates to revenues from the textile business purchased in March 2017.
Losses and Loss Expenses. Losses and loss expenses decreased to $1,937 million in 2018 from $1,944 million in 2017. The consolidated loss ratio was 61.5% in 2018 and 61.9% in 2017. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $21 million in 2018 and $47 million in 2017. Favorable prior year reserve development (net of premium offsets) was $19 million in 2018 and $24 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.2 points to 61.4% in 2018 from 61.2% in 2017.
A summary of loss ratios in 2018 compared with 2017 by business segment follows:

•
Insurance - The loss ratio was 61.1% in 2018 and 61.0% in 2017. Catastrophe losses were $20 million in 2018 compared with $47 million in 2017. Favorable prior year reserve development was $26 million in 2018 and $49 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 61.3% in 2018 from 61.0% in 2017.

•
Reinsurance - The loss ratio of 66.1% in 2018 was 4.5 points lower than the loss ratio of 70.6% in 2017. Catastrophe losses were $1 million in both 2018 and 2017. Adverse prior year reserve development was $7 million in 2018 and $26 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.9 points to 63.0% in 2018 from 62.1% in 2017.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2018	2017
Policy acquisition and insurance operating expenses	$1,047,093	$1,051,116
Insurance service expenses	63,702	64,856
Net foreign currency (gains) losses	(4,767)	12,477
Other costs and expenses	97,553	91,883
Total	$1,203,581	$1,220,332
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The percentage change of policy acquisition and insurance operating expenses and net premiums earned remained flat from 2017. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.3% and 33.5% for the six months ended June 30, 2018 and 2017, respectively.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $64 million in 2018 from $65 million in 2017.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $5 million in 2018 compared to losses of $12 million in 2017, resulting from the strengthening U.S. dollar.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $98 million in 2018 from $92 million in 2017.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $145 million in 2018 compared to $135 million in 2017. The increase mainly relates to expenses from the textile business purchased in March 2017.
Interest Expense. Interest expense was $77 million in 2018 compared with $74 million in 2017. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the

Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $22 million.
Income Taxes. The effective income tax rate was 20.9% in 2018 and 32.2% in 2017. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt investment income and tax on income from foreign jurisdictions with different tax rates. The decrease in the effective tax rate in 2018 from 2017 was due, in part, to the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate tax rate from 35% to 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $36 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2018 and 2017. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2018	2017
Insurance:
Gross premiums written	$1,821,228	$1,745,734
Net premiums written	1,513,526	1,438,169
Net premiums earned	1,456,008	1,415,586
Loss ratio	61.5%	61.1%
Expense ratio	32.9%	33.0%
GAAP combined ratio	94.4%	94.1%
Reinsurance:
Gross premiums written	$126,846	$141,418
Net premiums written	110,578	126,082
Net premiums earned	125,045	153,117
Loss ratio	62.0%	65.2%
Expense ratio	38.7%	39.2%
GAAP combined ratio	100.7%	104.4%
Consolidated:
Gross premiums written	$1,948,074	$1,887,152
Net premiums written	1,624,104	1,564,251
Net premiums earned	1,581,053	1,568,703
Loss ratio	61.6%	61.5%
Expense ratio	33.3%	33.6%
GAAP combined ratio	94.9%	95.1%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2018 and 2017:

(In thousands, except per share data)	2018	2017
Net income to common stockholders	$180,075	$109,004
Weighted average diluted shares	128,339	128,601
Net income per diluted share	$1.40	$0.85
The Company reported net income to common stockholders of $180 million in 2018 compared to $109 million in 2017. The 65% increase in net income was primarily due to an increase in after-tax net investment gains of $23 million, an increase in after-tax foreign currency gains (as compared to losses in 2017) of $20 million, an after-tax increase in net investment income of $15 million mainly driven by growth in the fixed maturity security portfolio and higher interest rates, an after-tax increase in underwriting income of $3 million, and a $17 million decrease in tax expense due primarily to the reduction of the federal corporate tax rate from 35% to 21%, partially offset by an after-tax increase in corporate expenses of $5 million and an after-tax increase in interest expense of $2 million. The number of weighted average diluted shares decreased slightly primarily due to share repurchases.
Premiums. Gross premiums written were $1,948 million in 2018, an increase of 3% from $1,887 million in 2017. The increase was due to an increase in the Insurance segment of $76 million, partially offset by a decrease in the Reinsurance segment of $15 million. Approximately 76.6% of policies expiring in 2018 were renewed, compared with a 77.2% renewal retention rate for policies expiring in 2017.
    Average renewal premium rates for insurance and facultative reinsurance increased 1.5% in 2018 when adjusted for change in exposures.

A summary of gross premiums written in 2018 compared with 2017 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4% to $1,821million in 2018 from $1,746 million in 2017. Gross premiums increased $31 million (6%) for other liability, $25 million (6%) for short-tail lines, $16 million (9%) for professional liability, and $15 million (9%) for commercial auto and decreased $12 million (3%) for workers' compensation.

•	Reinsurance - gross premiums decreased 10% to $127 million in 2018 from $141 million in 2017. Gross premiums decreased $8 million (8%) for casualty lines and $6 million (14%) for property lines.
Net premiums written were $1,624 million in 2018, an increase of 4% from $1,564 million in 2017. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in both 2018 and 2017.
Premiums earned increased 1% to $1,581 million in 2018 from $1,569 million in 2017. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2018 are related to business written during both 2018 and 2017. Audit premiums were $49 million in 2018 compared with $50 million in 2017.
Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2018 and 2017:

	Amount		Average Annualized Yield
($ in thousands)	2018	2017	2018	2017
Fixed maturity securities, including cash and cash equivalents and loans receivable	$129,665	$116,796	3.6%	3.3%
Investment funds	12,716	8,895	4.2	2.9
Arbitrage trading account	8,333	5,457	5.0	3.4
Real estate	3,174	5,286	0.7	1.7
Equity securities	559	602	1.0	1.2
Gross investment income	154,447	137,036	3.4	3.2
Investment expenses	(670)	(1,772)	—	—
Total	$153,777	$135,264	3.4%	3.1%
Net investment income increased 14% to $154 million in 2018 from $135 million in 2017 due primarily to a $13 million increase in income from fixed maturity securities mainly driven by growth in the fixed maturity security portfolio and higher interest rates, a $4 million increase in income from investment funds, and a $3 million increase from the arbitrage trading account, partially offset by a $2 million decrease from real estate. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to take advantage of rising interest rates. Average invested assets, at cost (including cash and cash equivalents), were $18.2 billion in 2018 and $17.4 billion in 2017.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $30 million in 2018 from $34 million in 2017.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $70 million in 2018 compared with $40 million in 2017. Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income (other than those equity securities accounted for under equity method of accounting or those that result in consolidation of the investee). During the three months ended June 30, 2018, the gains of $70 million reflect net realized gains on investment sales of $124 million reduced by a change in unrealized gains on equity securities of $54 million.

Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $77 million in 2018 and $70 million in 2017. The increase mainly relates to revenues from the textile business purchased in March 2017.
Losses and Loss Expenses. Losses and loss expenses increased to $974 million in 2018 from $965 million in 2017. The consolidated loss ratio was 61.6% in 2018 and 61.5% in 2017. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $14 million in 2018 and $33 million in 2017. Favorable prior year reserve development (net of premium offsets) was $7 million in 2018 and $21 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development was 61.2% in 2018 and 60.7% in 2017.
A summary of loss ratios in 2018 compared with 2017 by business segment follows:

•
Insurance - The loss ratio was 61.5% in 2018 and 61.1% in 2017. Catastrophe losses were $13 million in 2018 compared with $33 million in 2017. Favorable prior year reserve development was $10 million in 2018 and $23 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.9 points to 61.3% in 2018 from 60.4% in 2017.

•
Reinsurance - The loss ratio of 62.0% in 2018 was 3.2 points lower than the loss ratio of 65.2% in 2017. Catastrophe losses were $1 million in both 2018 and 2017. Adverse prior year reserve development was $3 million in 2018 and $2 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.5 points to 59.0% in 2018 from 63.5% in 2017.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2018	2017
Policy acquisition and insurance operating expenses	$526,862	$527,707
Insurance service expenses	30,990	34,923
Net foreign currency (gains) losses	(18,251)	6,968
Other costs and expenses	53,541	47,034
Total	$593,142	$616,632
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses remained flat with an increase in net premiums earned of 1%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.3% and 33.6% for the three months ended June 30, 2018 and 2017, respectively.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $31 million in 2018 from $35 million in 2017.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $18 million in 2018 compared to losses of $7 million in 2017, resulting from the strengthening U.S. dollar.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $54 million in 2018 from $47 million in 2017.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $75 million in 2018 compared to $69 million in 2017. The increase mainly relates to expenses from the textile business purchased in March 2017.
Interest Expense. Interest expense was $40 million in 2018 and $37 million in 2017. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $22 million.

Income Taxes. The effective income tax rate was 21.1% in 2018 and 31.9% in 2017. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt investment income and tax on income from foreign jurisdictions with different tax rates. The decrease in the effective tax rate in 2018 from 2017 was due, in part, to the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate tax rate from 35% to 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $36 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.9 years at June 30, 2018 and 3.0 years at December 31, 2017. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2018 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$481,633	2.6%
State and municipal:
Special revenue	2,554,685	13.8
Pre-refunded (1)	453,704	2.5
Local general obligation	406,327	2.2
State general obligation	385,800	2.1
Corporate backed	331,387	1.8
Total state and municipal	4,131,903	22.4
Mortgage-backed securities:
Agency	874,125	4.7
Commercial	363,182	2.0
Residential-Prime	205,996	1.1
Residential-Alt A	27,246	0.1
Total mortgage-backed securities	1,470,549	7.9
Asset-backed securities	2,354,915	12.7
Corporate:
Industrial	2,308,693	12.5
Financial	1,352,954	7.3
Utilities	275,026	1.5
Other	41,516	0.2
Total corporate	3,978,189	21.5
Foreign government and foreign government agencies	801,540	4.3
Total fixed maturity securities	13,218,729	71.4
Equity securities:
Common stocks	288,027	1.6
Preferred stocks	184,362	1.0
Total equity securities	472,389	2.6
Real estate	1,883,622	10.2
Investment funds	1,208,586	6.5
Cash and cash equivalents	911,202	4.9
Arbitrage trading account	721,088	3.9
Loans receivable	98,088	0.5
Total investments	$18,513,704	100.0%
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
Investment Funds. At June 30, 2018, the carrying value of investment funds was $1,209 million, including investments in real estate funds of $623 million, energy funds of $76 million, and other funds of $510 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2018, real estate properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are two properties under development: an office building in London and a mixed-use project in Washington, D.C. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $98 million and an aggregate fair value of $100 million at June 30, 2018. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of June 30, 2018. Loans receivable include real estate loans of $63 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $35 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.9 years at June 30, 2018 and 3.0 years at December 31, 2017.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
Cash Flow. Cash flow used in operating activities was $119 million in the first six months of 2018 as compared to $225 million provided from operating activities in the first six months of 2017, primarily due to the timing of loss and loss expense payments, certain long-term incentive plan payments and payments to taxing authorities.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 76% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2018. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At June 30, 2018, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,699 million and a face amount of $2,737 million. The maturities of the outstanding debt are $453 million in 2019, $322 million in 2020, $427 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053, $400 million in 2056, and $185 million in 2058.
During 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058 in March 2018, and another $10 million principal amount of such debentures in April 2018. Additionally in 2018, the Company issued subsidiary debt of $22 million.
Equity. At June 30, 2018, total common stockholders’ equity was $5.4 billion, common shares outstanding were 121,716,402 and stockholders’ equity per outstanding share was $44.58. The Company repurchased 101,000 common shares for $6.8 million during the six months ended June 30, 2018. During the three months ended June 30, 2018, the Company did not repurchase any shares of its common stock. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $8.1 billion at June 30, 2018. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 33% at June 30, 2018 and 32% at December 31, 2017.

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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's annual report on From 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 101,000 shares during the three months ended March 31, 2018. The Company did not repurchase any of its shares during the three months ended June 30, 2018, and accordingly the number of shares authorized for purchase by the Company remains 9,167,997.

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

W. R. BERKLEY CORPORATION
Date:	August 6, 2018	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 6, 2018	/s/ Richard M. Baio
Richard M. Baio
Senior Vice President - Chief Financial Officer and Treasurer