Form 10-Q
period 2018-09-30
BERKLEY W R CORP
filed 2018-11-08
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, $.20 par value, outstanding as of November 5, 2018: 122,124,243

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$13,572,402	$13,551,250
Real estate	1,917,250	1,469,601
Investment funds	1,251,748	1,155,677
Arbitrage trading account	678,321	617,649
Equity securities	325,254	576,647
Loans receivable	96,590	79,684
Total investments	17,841,565	17,450,508
Cash and cash equivalents	819,366	950,471
Premiums and fees receivable	1,872,460	1,773,844
Due from reinsurers	1,859,917	1,783,200
Deferred policy acquisition costs	513,092	507,549
Prepaid reinsurance premiums	497,285	472,009
Trading account receivables from brokers and clearing organizations	191,394	189,280
Property, furniture and equipment	424,754	422,960
Goodwill	171,095	178,945
Accrued investment income	148,646	136,597
Federal and foreign income taxes	37,196	—
Other assets	478,879	434,554
Total assets	$24,855,649	$24,299,917

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,872,162	$11,670,408
Unearned premiums	3,454,955	3,290,180
Due to reinsurers	231,197	246,460
Trading account securities sold but not yet purchased	112,355	64,358
Federal and foreign income taxes	—	98,091
Other liabilities	1,008,145	981,987
Senior notes and other debt	1,790,498	1,769,052
Subordinated debentures	907,304	728,218
Total liabilities	19,376,616	18,848,754
Equity:
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 122,117,763 and 121,514,852 shares, respectively	47,024	47,024
Additional paid-in capital	1,058,074	1,048,283
Retained earnings	7,505,706	6,956,882
Accumulated other comprehensive (loss) income	(474,938)	68,541
Treasury stock, at cost, 113,000,155 and 113,603,066 shares, respectively	(2,698,018)	(2,709,386)
Total stockholders’ equity	5,437,848	5,411,344
Noncontrolling interests	41,185	39,819
Total equity	5,479,033	5,451,163
Total liabilities and equity	$24,855,649	$24,299,917
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
REVENUES:
Net premiums written	$1,624,214	$1,571,183	$4,913,656	$4,782,272
Change in net unearned premiums	(20,729)	10,317	(161,709)	(62,028)
Net premiums earned	1,603,485	1,581,500	4,751,947	4,720,244
Net investment income	186,124	142,479	514,419	426,601
Net realized and unrealized gains on investments	22,334	183,959	140,429	276,760
Revenues from non-insurance businesses	95,168	89,786	242,037	225,033
Insurance service fees	30,782	33,612	91,175	100,475
Other income	9	6	59	695
Total revenues	1,937,902	2,031,342	5,740,066	5,749,808
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,017,720	1,081,174	2,954,575	3,025,475
Other operating costs and expenses	577,648	600,822	1,781,230	1,821,155
Expenses from non-insurance businesses	93,463	86,412	238,198	221,389
Interest expense	39,848	36,821	116,608	110,419
Total operating costs and expenses	1,728,679	1,805,229	5,090,611	5,178,438
Income before income taxes	209,223	226,113	649,455	571,370
Income tax expense	(44,780)	(63,295)	(136,661)	(174,305)
Net income before noncontrolling interests	164,443	162,818	512,794	397,065
Noncontrolling interests	(2,523)	(764)	(4,402)	(2,560)
Net income to common stockholders	$161,920	$162,054	$508,392	$394,505

NET INCOME PER SHARE:
Basic	$1.28	$1.29	$4.02	$3.17
Diluted	$1.26	$1.26	$3.96	$3.05

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
Net income before noncontrolling interests	$164,443	$162,818	$512,794	$397,065
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	15,686	28,592	(75,970)	71,574
Change in unrealized investment (losses) gains, net of taxes	(94,842)	(8,168)	(253,056)	26,598
Other comprehensive (loss) income	(79,156)	20,424	(329,026)	98,172
Comprehensive income	85,287	183,242	183,768	495,237
Noncontrolling interests	(2,463)	(731)	(4,316)	(2,541)
Comprehensive income to common stockholders	$82,824	$182,511	$179,452	$492,696

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2018	2017
COMMON STOCK:
Beginning and end of period	$47,024	$47,024
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,048,283	$1,037,446
Restricted stock units issued	(16,690)	(27,047)
Restricted stock units expensed	26,481	30,176
End of period	$1,058,074	$1,040,575
RETAINED EARNINGS:
Beginning of period	$6,956,882	$6,595,987
Cumulative effect adjustment resulting from changes in accounting principles	215,939	—
Net income to common stockholders	508,392	394,505
Dividends	(175,507)	(110,430)
End of period	$7,505,706	$6,880,062
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized investment (losses) gains:
Beginning of period	$375,421	$427,154
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)	—
Change in unrealized (losses) gains on securities not other-than-temporarily impaired	(252,974)	25,712
Change in unrealized gains on other-than-temporarily impaired securities	4	905
End of period	(92,088)	453,771
Currency translation adjustments:
Beginning of period	(306,880)	(371,586)
Net change in period	(75,970)	71,574
End of period	(382,850)	(300,012)
Total accumulated other comprehensive (loss) income	$(474,938)	$153,759
TREASURY STOCK:
Beginning of period	$(2,709,386)	$(2,688,817)
Stock exercised/vested	17,478	25,584
Stock repurchased	(6,799)	(28,378)
Stock issued	689	727
End of period	$(2,698,018)	$(2,690,884)
NONCONTROLLING INTERESTS:
Beginning of period	$39,819	$33,926
(Distributions) contributions	(2,950)	3,646
Net income	4,402	2,560
Other comprehensive income (loss), net of tax	(86)	(19)
End of period	$41,185	$40,113
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2018	2017
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$508,392	$394,505
Adjustments to reconcile net income to net cash from operating activities:
Net realized and unrealized gains on investments	(140,429)	(276,760)
Depreciation and amortization	76,541	78,137
Noncontrolling interests	4,402	2,560
Investment funds	(94,075)	(51,907)
Stock incentive plans	28,528	31,883
Change in:
Arbitrage trading account	(14,795)	(2,835)
Premiums and fees receivable	(107,347)	(112,420)
Reinsurance accounts	(114,298)	(42,319)
Deferred policy acquisition costs	(7,466)	4,483
Income taxes	(99,945)	(15,451)
Reserves for losses and loss expenses	230,112	422,657
Unearned premiums	176,736	121,583
Other	(103,832)	(32,258)
Net cash from operating activities	342,524	521,858
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	2,841,642	3,081,619
Proceeds from sale of equity securities	449,388	137,062
(Contributions to) distributions from investment funds	(3,505)	265,371
Proceeds from maturities and prepayments of fixed maturity securities	1,957,724	2,860,678
Purchase of fixed maturity securities	(5,187,501)	(6,530,466)
Purchase of equity securities	(87,059)	(17,049)
Real estate purchased	(454,410)	(159,006)
Change in loans receivable	(14,345)	32,574
Net additions to property, furniture and equipment	(35,582)	(74,268)
Change in balances due to security brokers	5,601	39,978
Cash received in connection with business disposition	8,664	—
Payment for business purchased net of cash acquired	(6,637)	(70,570)
Other	(443)	—
Net cash used in investing activities	(526,463)	(434,077)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(23)	(1,788)
Net proceeds from issuance of debt	198,905	—
Cash dividends to common stockholders	(96,131)	(93,371)
Purchase of common treasury shares	(6,799)	(28,378)
Other, net	(4,238)	(3,835)
Net cash from (used in) financing activities	91,714	(127,372)
Net impact on cash due to change in foreign exchange rates	(38,880)	18,303
Net change in cash and cash equivalents	(131,105)	(21,288)
Cash and cash equivalents at beginning of year	950,471	795,285
Cash and cash equivalents at end of period	$819,366	$773,997
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

(2) Per Share Data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 4,847,303 and 4,087,731 common shares held in a grantor trust as of September 30, 2018 and 2017, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2018	2017	2018	2017
Basic	126,827	125,818	126,575	124,363
Diluted	128,561	128,944	128,404	129,289

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
Accounting and reporting standards that are not yet effective:
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting and disclosure guidance for leases.  This guidance retains the two classifications of a lease, as either an operating or finance lease, both of which will require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The right-of-use asset and the lease liability will be determined based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2018, and can be adopted prospectively or will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied. The Company will adopt the new guidance prospectively as of January 1, 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on its results of operations, financial position and liquidity.

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

(4) Consolidated Statement of Comprehensive Income

The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2018
Changes in AOCI
Beginning of period	$375,421		$(306,880)	$68,541
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)		—	(214,539)
Restated beginning of period	160,882		(306,880)	(145,998)
Other comprehensive loss before reclassifications	(242,944)		(75,970)	(318,914)
Amounts reclassified from AOCI	(10,112)		—	(10,112)
Other comprehensive loss	(253,056)		(75,970)	(329,026)
Unrealized investment loss related to noncontrolling interest	86		—	86
End of period	$(92,088)		$(382,850)	$(474,938)
Amounts reclassified from AOCI
Pre-tax	$(12,800)	(1)	$—	$(12,800)
Tax effect	2,688	(2)	—	2,688
After-tax amounts reclassified	$(10,112)		$—	$(10,112)
Other comprehensive loss
Pre-tax	$(298,164)		$(75,970)	$(374,134)
Tax effect	45,108		—	45,108
Other comprehensive loss	$(253,056)		$(75,970)	$(329,026)
As of and for the three months ended September 30, 2018
Changes in AOCI
Beginning of period	$2,694		$(398,536)	$(395,842)
Other comprehensive loss before reclassifications	(95,312)		15,686	(79,626)
Amounts reclassified from AOCI	470		—	470
Other comprehensive loss	(94,842)		15,686	(79,156)
Unrealized investment loss related to noncontrolling interest	60		—	60
End of period	$(92,088)		$(382,850)	$(474,938)
Amounts reclassified from AOCI
Pre-tax	$595	(1)	$—	$595
Tax effect	(125)	(2)	—	(125)
After-tax amounts reclassified	$470		$—	$470
Other comprehensive loss
Pre-tax	$(96,828)		$15,686	$(81,142)
Tax effect	1,986		—	1,986
Other comprehensive loss	$(94,842)		$15,686	$(79,156)
_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2017
Changes in AOCI
Beginning of period	$427,154		$(371,586)	$55,568
Other comprehensive income before reclassifications	109,277		71,574	180,851
Amounts reclassified from AOCI	(82,679)		—	(82,679)
Other comprehensive income	26,598		71,574	98,172
Unrealized investment gain related to noncontrolling interest	19		—	19
End of period	$453,771		$(300,012)	$153,759
Amounts reclassified from AOCI
Pre-tax	$(127,198)	(1)	$—	$(127,198)
Tax effect	44,519	(2)	—	44,519
After-tax amounts reclassified	$(82,679)		$—	$(82,679)
Other comprehensive income
Pre-tax	$50,148		$71,574	$121,722
Tax effect	(23,550)		—	(23,550)
Other comprehensive income	$26,598		$71,574	$98,172
As of and for the three months ended September 30, 2017
Changes in AOCI
Beginning of period	$461,906		$(328,604)	$133,302
Other comprehensive income before reclassifications	19,968		28,592	48,560
Amounts reclassified from AOCI	(28,136)		—	(28,136)
Other comprehensive income	(8,168)		28,592	20,424
Unrealized investment gain related to noncontrolling interest	33		—	33
End of period	$453,771		$(300,012)	$153,759
Amounts reclassified from AOCI
Pre-tax	$(43,286)	(1)	$—	$(43,286)
Tax effect	15,150	(2)	—	15,150
After-tax amounts reclassified	$(28,136)		$—	$(28,136)
Other comprehensive income
Pre-tax	$(8,563)		$28,592	$20,029
Tax effect	395		—	395
Other comprehensive income	$(8,168)		$28,592	$20,424
_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flow
Interest payments were $137,789,000 and $134,291,000 and income taxes paid were $173,000,000 and $182,487,000 in the nine months ended September 30, 2018 and 2017, respectively.

(6) Investments in Fixed Maturity Securities
At September 30, 2018 and December 31, 2017, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2018
Held to maturity:
State and municipal	$67,513	$11,081	$—	$78,594	$67,513
Residential mortgage-backed	11,276	1,171	—	12,447	11,276
Total held to maturity	78,789	12,252	—	91,041	78,789
Available for sale:
U.S. government and government agency	490,679	4,258	(7,895)	487,042	487,042
State and municipal:
Special revenue	2,486,490	23,982	(32,046)	2,478,426	2,478,426
State general obligation	380,200	8,917	(2,742)	386,375	386,375
Pre-refunded	427,429	15,213	(55)	442,587	442,587
Corporate backed	294,243	4,833	(2,596)	296,480	296,480
Local general obligation	403,879	13,988	(3,841)	414,026	414,026
Total state and municipal	3,992,241	66,933	(41,280)	4,017,894	4,017,894
Mortgage-backed securities:
Residential (1)	1,237,787	4,400	(33,896)	1,208,291	1,208,291
Commercial	345,826	670	(6,565)	339,931	339,931
Total mortgage-backed securities	1,583,613	5,070	(40,461)	1,548,222	1,548,222
Asset-backed	2,556,499	10,753	(17,378)	2,549,874	2,549,874
Corporate:
Industrial	2,303,206	16,555	(41,783)	2,277,978	2,277,978
Financial	1,436,530	16,786	(21,688)	1,431,628	1,431,628
Utilities	303,260	2,222	(6,010)	299,472	299,472
Other	56,474	6	(389)	56,091	56,091
Total corporate	4,099,470	35,569	(69,870)	4,065,169	4,065,169
Foreign	838,834	10,427	(23,849)	825,412	825,412
Total available for sale	13,561,336	133,010	(200,733)	13,493,613	13,493,613
Total investments in fixed maturity securities	$13,640,125	$145,262	$(200,733)	$13,584,654	$13,572,402

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2017
Held to maturity:
State and municipal	$65,882	$14,499	$—	$80,381	$65,882
Residential mortgage-backed	13,450	1,227	—	14,677	13,450
Total held to maturity	79,332	15,726	—	95,058	79,332
Available for sale:
U.S. government and government agency	372,748	8,824	(3,832)	377,740	377,740
State and municipal:
Special revenue	2,663,245	53,512	(10,027)	2,706,730	2,706,730
State general obligation	439,358	16,087	(711)	454,734	454,734
Pre-refunded	436,241	22,701	(9)	458,933	458,933
Corporate backed	375,268	10,059	(860)	384,467	384,467
Local general obligation	417,955	23,242	(967)	440,230	440,230
Total state and municipal	4,332,067	125,601	(12,574)	4,445,094	4,445,094
Mortgage-backed securities:
Residential (1)	1,043,629	9,304	(13,547)	1,039,386	1,039,386
Commercial	261,652	1,521	(2,628)	260,545	260,545
Total mortgage-backed securities	1,305,281	10,825	(16,175)	1,299,931	1,299,931
Asset-backed	2,111,132	11,024	(10,612)	2,111,544	2,111,544
Corporate:
Industrial	2,574,400	52,210	(7,718)	2,618,892	2,618,892
Financial	1,402,161	37,744	(5,138)	1,434,767	1,434,767
Utilities	284,886	11,316	(1,248)	294,954	294,954
Other	40,560	5	(66)	40,499	40,499
Total corporate	4,302,007	101,275	(14,170)	4,389,112	4,389,112
Foreign	819,345	32,018	(2,866)	848,497	848,497
Total available for sale	13,242,580	289,567	(60,229)	13,471,918	13,471,918
Total investments in fixed maturity securities	$13,321,912	$305,293	$(60,229)	$13,566,976	$13,551,250
____________
(1) Gross unrealized gains for residential mortgage-backed securities include $81,006 and $76,467 as of September 30, 2018 and December 31, 2017, respectively, related to securities with the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$948,532	$948,471
Due after one year through five years	4,526,907	4,523,008
Due after five years through ten years	2,958,685	2,959,406
Due after ten years	3,611,112	3,593,100
Mortgage-backed securities	1,594,889	1,560,669
Total	$13,640,125	$13,584,654
At September 30, 2018 and December 31, 2017, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
At September 30, 2018 and December 31, 2017, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized (1)		Fair Value	Carrying Value
		Gains	Losses
September 30, 2018
Common stocks	$117,880	$56,869	$(7,811)	$166,938	$166,938
Preferred stocks	117,101	44,262	(3,047)	158,316	158,316
Total	$234,981	$101,131	$(10,858)	$325,254	$325,254
December 31, 2017
Common stocks	$81,855	$272,309	$(1,960)	$352,204	$352,204
Preferred stocks	124,150	102,890	(2,597)	224,443	224,443
Total	$206,005	$375,199	$(4,557)	$576,647	$576,647
______________________
(1) Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values (subject to certain exceptions) to be measured at fair value with changes in the fair value recognized through net income. Refer to Note 3 for additional information.

(8) Arbitrage Trading Account
At September 30, 2018 and December 31, 2017, the fair and carrying values of the arbitrage trading account were $678 million and $618 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of September 30, 2018, the fair value of long option contracts outstanding was $89 thousand (notional amount of $16.4 million) and the fair value of short option contracts outstanding was $278 thousand (notional amount of $28.8 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2018	2017	2018	2017
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$131,836	$118,834	$384,748	$347,976
Investment funds	41,005	15,200	94,075	50,744
Arbitrage trading account	7,632	4,418	21,156	16,235
Real estate	5,597	5,042	15,339	14,894
Equity securities	1,004	604	2,208	1,845
Gross investment income	187,074	144,098	517,526	431,694
Investment expense	(950)	(1,619)	(3,107)	(5,093)
Net investment income	$186,124	$142,479	$514,419	$426,601

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

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $324 million as of September 30, 2018.
Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Real estate	$632,618	$606,995	$50,044	$30,661
Energy	79,559	82,882	408	(12,763)
Other funds	539,571	465,800	43,623	32,846
Total	$1,251,748	$1,155,677	$94,075	$50,744

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(11) Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2018	2017
Properties in operation	$757,573	$451,691
Properties under development	1,159,677	1,017,910
Total	$1,917,250	$1,469,601

In 2018, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City and office buildings in West Palm Beach and Palm Beach, Florida. Properties in operation are net of accumulated depreciation and amortization of $40,623,000 and $25,646,000 as of September 30, 2018 and December 31, 2017, respectively. Related depreciation expense was $15,175,000 and $5,382,000 for the nine months ended September 30, 2018 and 2017, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $12,632,005 in 2018, $52,014,542 in 2019, $50,145,388 in 2020, $49,267,711 in 2021, $51,048,893 in 2022, $42,435,018 in 2023 and $501,089,126 thereafter.

Properties under development include an office building in London and a mixed-use project in Washington, D.C.

(12) Loans Receivable
Loans receivable are as follows:

(In thousands)	September 30, 2018	December 31, 2017
Amortized cost (net of valuation allowance):
Real estate loans	$62,775	$66,057
Commercial loans	33,815	13,627
Total	$96,590	$79,684

Fair value:
Real estate loans	$63,561	$66,917
Commercial loans	35,317	15,130
Total	$98,878	$82,047

Valuation allowance:
Specific	$1,200	$1,200
General	2,183	2,183
Total	$3,383	$3,383

	For the Three Months Ended September 30,

	2018	2017
Change in valuation allowance	$—	$—

	For the Nine Months Ended September 30,

	2018	2017
Decrease in valuation allowance	$—	$(14)
Loans receivable in non-accrual status were $1.5 million and $4.3 million as of September 30, 2018 and December 31, 2017, respectively.
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
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at September 30, 2018, and accordingly, the Company determined that a specific valuation allowance was not required.

(13) Net Realized and Unrealized Gains (Losses) on Investments
 Net realized and unrealized gains (losses) on investments are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net realized and unrealized gains (losses) on investments in earnings
Fixed maturity securities:
Gains	$2,152	$8,763	$23,412	$21,795
Losses	(2,747)	(197)	(10,612)	(4,162)
Equity securities (1):
Net realized gains on investment sales	149,562	34,720	391,305	109,566
Change in unrealized gains	(131,513)	—	(280,370)	—
Investment funds (2)	(30)	124,228	(264)	125,383
Real estate	4,518	1,956	12,114	4,892
Loans receivable	449	—	2,508	—
Other	(57)	14,489	2,336	19,286
Net realized and unrealized gains on investments in earnings before OTTI	22,334	183,959	140,429	276,760
Other-than-temporary impairments	—	—	—	—
Net realized and unrealized gains on investments in earnings	22,334	183,959	140,429	276,760
Income tax expense	(4,690)	(64,386)	(29,490)	(96,866)
After-tax net realized and unrealized gains on investments in earnings	$17,644	$119,573	$110,939	$179,894

Change in unrealized investment (losses) gains of available for sale securities:
Fixed maturity securities	$(100,490)	$(10,627)	$(297,065)	$84,214
Previously impaired fixed maturity securities	(7)	61	4	905
Equity securities available for sale (3)	—	(2,126)	—	(44,812)
Investment funds	3,669	4,129	(1,103)	9,841
Total change in unrealized investment (losses) gains	(96,828)	(8,563)	(298,164)	50,148
Income tax benefit (expense)	2,086	423	45,280	(23,550)
Noncontrolling interests	60	5	86	19
After-tax change in unrealized investment (losses) gains of available for sale securities	$(94,682)	$(8,135)	$(252,798)	$26,617
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
(2) Investment funds includes a gain of $124 million from the sale of an investment in an office building located in Washington, D.C. for the three and nine months ended September 30, 2017.
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2018 and December 31, 2017 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
U.S. government and government agency	$241,467	$2,712	$118,054	$5,183	$359,521	$7,895
State and municipal	1,553,827	25,957	423,785	15,323	1,977,612	41,280
Mortgage-backed securities	834,782	15,777	541,015	24,684	1,375,797	40,461
Asset-backed securities	1,740,632	14,562	300,633	2,816	2,041,265	17,378
Corporate	2,045,819	50,487	369,248	19,383	2,415,067	69,870
Foreign government	299,444	21,830	111,195	2,019	410,639	23,849
Fixed maturity securities	$6,715,971	$131,325	$1,863,930	$69,408	$8,579,901	$200,733

December 31, 2017
U.S. government and government agency	$92,167	$1,491	$72,055	$2,341	$164,222	$3,832
State and municipal	735,972	5,944	345,755	6,630	1,081,727	12,574
Mortgage-backed securities	480,435	5,110	373,956	11,065	854,391	16,175
Asset-backed securities	1,127,309	8,298	167,412	2,314	1,294,721	10,612
Corporate	1,103,747	8,224	170,858	5,946	1,274,605	14,170
Foreign government	244,139	2,615	25,824	251	269,963	2,866
Fixed maturity securities	$3,783,769	$31,682	$1,155,860	$28,547	$4,939,629	$60,229
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2018 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	20	$172,462	$20,688
Corporate	14	80,945	6,547
Asset-backed securities	7	10,930	156
Mortgage-backed securities	4	3,270	30
Total	45	$267,607	$27,421
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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2018
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$487,042	$—	$487,042	$—
State and municipal	4,017,894	—	4,017,894	—
Mortgage-backed securities	1,548,222	—	1,548,222	—
Asset-backed securities	2,549,874	—	2,549,773	101
Corporate	4,065,169	—	4,065,169	—
Foreign government	825,412	—	825,412	—
Total fixed maturity securities available for sale	13,493,613	—	13,493,512	101
Equity securities:
Common stocks	166,938	157,855	—	9,083
Preferred stocks	158,316	—	154,521	3,795
Total equity securities	325,254	157,855	154,521	12,878
Arbitrage trading account	678,321	475,684	202,637	—
Total	$14,497,188	$633,539	$13,850,670	$12,979
Liabilities:
Trading account securities sold but not yet purchased	$112,355	$112,355	$—	$—

December 31, 2017
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$377,740	$—	$377,740	$—
State and municipal	4,445,094	—	4,445,094	—
Mortgage-backed securities	1,299,931	—	1,299,931	—
Asset-backed securities	2,111,544	—	2,111,372	172
Corporate	4,389,112	—	4,389,112	—
Foreign government	848,497	—	848,497	—
Total fixed maturity securities available for sale	13,471,918	—	13,471,746	172
Equity securities:
Common stocks	352,204	342,834	—	9,370
Preferred stocks	224,443	—	213,600	10,843
Total equity securities	576,647	342,834	213,600	20,213
Arbitrage trading account	617,649	471,420	146,229	—
Total	$14,666,214	$814,254	$13,831,575	$20,385
Liabilities:
Trading account securities sold but not yet purchased	$64,358	$64,358	$—	$—
There were no significant transfers between Levels 1 and 2 during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance

Nine Months Ended September 30, 2018
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$172	$(2)	$46	$—	$10	$(125)	$—	$—	$101
Total	172	(2)	46	—	10	(125)	—	—	101
Equity securities:
Common stocks	9,370	(288)	—	—	—	—	—	1	9,083
Preferred stocks	10,843	(50)	—	—	—	(6,998)	—	—	3,795
Total	20,213	(338)	—	—	—	(6,998)	—	1	12,878
Arbitrage trading account	—	(29)	—	—	3,882	(11)	—	(3,842)	—
Total	$20,385	$(369)	$46	$—	$3,892	$(7,134)	$—	$(3,841)	$12,979

Year Ended December 31, 2017
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$183	$3	$34	$—	$—	$(48)	$—	$—	$172
Total	183	3	34	—	—	(48)	—	—	172
Equity securities:
Common stocks	8,754	—	616	—	—	—	—	—	9,370
Preferred stocks	3,662	8	—	—	7,173	—	—	—	10,843
Total	12,416	8	616	—	7,173	—	—	—	20,213
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$12,599	$19	$650	$—	$7,173	$(56)	$—	$—	$20,385
During the nine months ended September 30, 2018, one common stock in the arbitrage trading account was transferred out of Level 3 as the security became publicly traded on a stock exchange. For the year ended December 31, 2017, there were no transfers out of Level 3.

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2018	2017
Net reserves at beginning of year	$10,056,914	$9,590,265
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	2,917,231	2,998,687
Increase (decrease) in estimates for claims occurring in prior years (2) (3)	5,262	(7,648)
Loss reserve discount accretion	32,082	34,436
Total	2,954,575	3,025,475
Net payments for claims:
Current year	597,859	628,078
Prior year	2,106,394	1,996,977
Total	2,704,253	2,625,055
Foreign currency translation	(101,071)	57,789
Net reserves at end of period	10,206,165	10,048,474
Ceded reserves at end of period	1,665,997	1,605,872
Gross reserves at end of period	$11,872,162	$11,654,346
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $19 million and $17 million for the nine months ended September 30, 2018 and 2017, respectively.
(2) The increase (decrease) in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $2 million and $31 million for the nine months ended September 30, 2018 and 2017, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $27 million and $31 million for the nine months ended September 30, 2018 and 2017, respectively.
During the nine months ended September 30, 2018, favorable prior year development (net of additional and return premiums) of $27 million included $35 million of favorable development for the Insurance segment, partially offset by $8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). It also reflects claims management initiatives implemented during the past few years. The adverse development for the Reinsurance segment was mainly driven by US casualty facultative business from accident years 2008 and prior related to construction projects.
During the nine months ended September 30, 2017, favorable prior year development (net of additional and return premiums) of $31 million included $62 million of favorable development for the Insurance segment, partially offset by $31 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business (including excess workers' compensation). The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the U.K., as well as adverse development in the U.S. facultative casualty excess of loss business. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K., and was reduced by the U.K. Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016. The adverse development on U.S. facultative casualty business related to construction-related risks in accident years 2008 and prior.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2018		December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,572,402	$13,584,654	$13,551,250	$13,566,976
Equity securities	325,254	325,254	576,647	576,647
Arbitrage trading account	678,321	678,321	617,649	617,649
Loans receivable	96,590	98,878	79,684	82,047
Cash and cash equivalents	819,366	819,366	950,471	950,471
Trading account receivables from brokers and clearing organizations	191,394	191,394	189,280	189,280
Liabilities:
Due to broker	21,478	21,478	15,920	15,920
Trading account securities sold but not yet purchased	112,355	112,355	64,358	64,358
Subordinated debentures	907,304	913,344	728,218	769,060
Senior notes and other debt	1,790,498	1,876,579	1,769,052	1,945,313
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

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2018	2017	2018	2017
Written premiums:
Direct	$1,746,197	$1,679,389	$5,318,698	$5,127,465
Assumed	181,587	194,769	536,582	570,052
Ceded	(303,570)	(302,975)	(941,624)	(915,245)
Total net premiums written	$1,624,214	$1,571,183	$4,913,656	$4,782,272

Earned premiums:
Direct	$1,735,576	$1,692,453	$5,115,403	$4,972,755
Assumed	177,996	202,972	547,372	605,281
Ceded	(310,087)	(313,925)	(910,828)	(857,792)
Total net premiums earned	$1,603,485	$1,581,500	$4,751,947	$4,720,244

Ceded losses and loss expenses incurred	$186,538	$247,104	$586,607	$424,905
Ceded commissions earned	$68,938	$63,222	$201,216	$177,524
The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of both September 30, 2018 and December 31, 2017.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $26 million and $30 million for the nine months ended September 30, 2018 and 2017, respectively. A summary of RSUs issued in the nine months ended September 30, 2018 and 2017 follows:

($ in thousands)	Units	Fair Value
2018	757,294	$57,796
2017	855,051	$58,712

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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total (1)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2018
Insurance	$1,488,658	$146,319	$19,447	$1,654,424	$226,856	$178,571
Reinsurance	114,827	23,826	—	138,653	14,792	11,567
Corporate, other and eliminations (2)	—	15,979	106,512	122,491	(54,759)	(45,862)
Net realized and unrealized gains on investments	—	—	22,334	22,334	22,334	17,644
Total	$1,603,485	$186,124	$148,293	$1,937,902	$209,223	$161,920
Three months ended September 30, 2017
Insurance	$1,433,729	$105,924	$—	$1,539,653	$171,478	$123,240
Reinsurance	147,771	21,528	—	169,299	(57,643)	(35,074)
Corporate, other and eliminations (2)	—	15,027	123,404	138,431	(71,681)	(45,685)
Net realized and unrealized gains on investments	—	—	183,959	183,959	183,959	119,573
Total	$1,581,500	$142,479	$307,363	$2,031,342	$226,113	$162,054
Nine months ended September 30, 2018
Insurance	$4,377,003	$396,514	$57,123	$4,830,640	$653,936	$516,397
Reinsurance	374,944	70,599	—	445,543	50,687	40,005
Corporate, other and eliminations (2)	—	47,306	276,148	323,454	(195,597)	(158,949)
Net realized and unrealized gains on investments	—	—	140,429	140,429	140,429	110,939
Total	$4,751,947	$514,419	$473,700	$5,740,066	$649,455	$508,392
Nine months ended September 30, 2017
Insurance	$4,262,485	$320,552	$—	$4,583,037	$557,605	$381,736
Reinsurance	457,759	67,798	—	525,557	(38,279)	(20,801)
Corporate, other and eliminations (2)	—	38,251	326,203	364,454	(224,716)	(146,324)
Net realized and unrealized gains on investments	—	—	276,760	276,760	276,760	179,894
Total	$4,720,244	$426,601	$602,963	$5,749,808	$571,370	$394,505
_________________
(1)Revenues for Insurance from foreign countries for the three months ended September 30, 2018 and 2017 were $176 million and $166 million, and for the nine months ended September 30, 2018 and 2017 were $535 million and $513 million, respectively. Revenues for Reinsurance from foreign countries for the three months ended September 30, 2018 and 2017 were $51 million and $49 million, and for the nine months ended September 30, 2018 and 2017 were $163 million and $150 million, respectively.

(2)	Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	September 30, 2018	December 31, 2017
Insurance	$19,511,126	$19,263,193
Reinsurance	2,940,606	3,169,731
Corporate, other and eliminations	2,403,917	1,866,993
Consolidated	$24,855,649	$24,299,917

Net premiums earned by major line of business are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2018	2017	2018	2017
Insurance:
Other liability	$482,255	$466,616	$1,421,144	$1,378,505
Workers’ compensation	378,922	378,529	1,122,217	1,106,616
Short-tail lines (1)	299,856	276,737	883,359	856,150
Commercial automobile	185,069	174,400	536,079	514,570
Professional liability	142,556	137,447	414,204	406,644
Total Insurance	1,488,658	1,433,729	4,377,003	4,262,485

Reinsurance:
Casualty	87,039	94,478	264,450	282,430
Property	27,788	53,293	110,494	175,329
Total Reinsurance	114,827	147,771	374,944	457,759

Total	$1,603,485	$1,581,500	$4,751,947	$4,720,244
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
Through the second quarter of 2018, the Company used the Argentine peso (“ARS”) as its functional currency for its business in Argentina and translated the financial statements of its Argentine operations into U.S. dollars ("USD"). Exchange rate movements through the second quarter of 2018 between the ARS and USD had been recorded as a currency translation gain or loss, which is a component of AOCI. Based on recent ARS inflation rate movements, the Company concluded that, effective July 1, 2018, the Argentine economy is considered highly inflationary under GAAP. This conclusion required the Company to change the functional currency of its Argentine operations to USD commencing July 1, 2018, and accordingly, the Company recognized foreign exchange gains and losses in earnings for any transactions in the Argentine operations that are not USD denominated.
Effective January 1, 2018, the Company adopted new accounting standards including ASU 2014-09, Revenue from Customers, ASU 2016-01, Financial Instruments and ASU 2018-02, Reporting Comprehensive Income. Refer to Note 3 in the financial statements for further information on the accounting guidance and impact of their adoption on the Company's results and financial position.

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
Our net reserves for losses and loss expenses of approximately $10.2 billion as of September 30, 2018 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.6 billion, or 16%, of the Company’s net loss reserves as of September 30, 2018 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2018	December 31, 2017
Insurance	$8,613,278	$8,341,622
Reinsurance	1,592,887	1,715,292
Net reserves for losses and loss expenses	10,206,165	10,056,914
Ceded reserves for losses and loss expenses	1,665,997	1,613,494
Gross reserves for losses and loss expenses	$11,872,162	$11,670,408
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2018
Other liability	$1,325,565	$2,309,225	$3,634,790
Workers’ compensation (1)	1,556,809	1,262,943	2,819,752
Professional liability	307,793	642,323	950,116
Commercial automobile	355,611	286,825	642,436
Short-tail lines (2)	275,180	291,004	566,184
Total Insurance	3,820,958	4,792,320	8,613,278
Reinsurance (1)	878,508	714,379	1,592,887
Total	$4,699,466	$5,506,699	$10,206,165

December 31, 2017
Other liability	$1,261,957	$2,189,596	$3,451,553
Workers’ compensation (1)	1,543,379	1,242,501	2,785,880
Professional liability	295,269	618,107	913,376
Commercial automobile	364,900	269,942	634,842
Short-tail lines (2)	297,777	258,194	555,971
Total Insurance	3,763,282	4,578,340	8,341,622
Reinsurance (1)	919,497	795,795	1,715,292
Total	$4,682,779	$5,374,135	$10,056,914
___________
(1) Reserves for workers’ compensation and reinsurance are net of an aggregate net discount of $571 million and $591 million as of September 30, 2018 and December 31, 2017, respectively.
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
Net prior year development (i.e. the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2018 and 2017 are as follows:

(In thousands)	2018	2017
Net (increase) decrease in prior year loss reserves	$(5,262)	$7,648
Increase in prior year earned premiums	31,880	22,940
Net favorable prior year development	$26,618	$30,588

During the nine months ended September 30, 2018, favorable prior year development (net of additional and return premiums) of $27 million included $35 million of favorable development for the Insurance segment, partially offset by $8 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). It also reflects claims management initiatives implemented during the past few years. The adverse development for the Reinsurance segment was mainly driven by US casualty facultative business from accident years 2008 and prior related to construction projects.
During the nine months ended September 30, 2017, favorable prior year development (net of additional and return premiums) of $31 million included $62 million of favorable development for the Insurance segment, partially offset by $31 million of adverse development for the Reinsurance segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business (including excess workers' compensation). The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2014 and 2015. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during 2016, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance segment was due to reserve strengthening associated with claims impacted by the change in the Ogden discount rate in the U.K., as well as adverse development in the U.S. facultative casualty excess of loss business. The Ogden rate is the discount rate used to calculate lump-sum bodily injury payouts in the U.K., and was reduced by the U.K. Ministry of Justice from +2.5% to -0.75%. The adverse development mostly related to U.K. motor bodily injury claims which we reinsured on an excess of loss basis in accident years 2012 through 2016. The adverse development on U.S. facultative casualty business related to construction-related risks in accident years 2008 and prior.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,814 million and $1,855 million at September 30, 2018 and December 31, 2017, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $571 million and $591 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.
Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2018) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2018), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $45 million at September 30, 2018 and $56 million at December 31, 2017. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
The following table provides a summary of fixed maturity securities in an unrealized loss position as of September 30, 2018:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	1,175	$8,547,309	$187,215
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	17	32,589	13,514
Twelve months and longer	2	3	4
Total	1,194	$8,579,901	$200,733
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2018 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	20	$172,462	$20,688
Corporate	14	80,945	6,547
Asset-backed securities	7	10,930	156
Mortgage-backed securities	4	3,270	30
Total	45	$267,607	$27,421
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
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million at both September 30, 2018 and December 31, 2017.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2018:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,324,779	98.8%
Syndicate manager	34,846	0.2
Directly by the Company based on:
Observable data	133,887	1.0
Cash flow model	101	—
Total	$13,493,613	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2018, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2018 and 2017. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2018	2017
Insurance:
Gross premiums written	$5,453,303	$5,233,692
Net premiums written	4,561,370	4,364,638
Net premiums earned	4,377,003	4,262,485
Loss ratio	61.8%	61.7%
Expense ratio	32.5%	32.8%
GAAP combined ratio	94.3%	94.5%
Reinsurance:
Gross premiums written	$401,977	$463,825
Net premiums written	352,286	417,634
Net premiums earned	374,944	457,759
Loss ratio	67.1%	86.1%
Expense ratio	38.2%	37.1%
GAAP combined ratio	105.3%	123.2%
Consolidated:
Gross premiums written	$5,855,280	$5,697,517
Net premiums written	4,913,656	4,782,272
Net premiums earned	4,751,947	4,720,244
Loss ratio	62.2%	64.1%
Expense ratio	33.0%	33.2%
GAAP combined ratio	95.2%	97.3%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2018 and 2017:

(In thousands, except per share data)	2018	2017
Net income to common stockholders	$508,392	$394,505
Weighted average diluted shares	128,404	129,289
Net income per diluted share	$3.96	$3.05
The Company reported net income to common stockholders of $508 million in 2018 compared to $395 million in 2017. The 29% increase in net income was primarily due to an after-tax increase in underwriting income of $82 million, an after-tax increase in net investment income of $69 million mainly driven by growth in the fixed maturity security portfolio, higher interest rates and an increase in investment funds, a $29 million increase in after-tax foreign currency gains, and a $52 million decrease in tax expense primarily due to the reduction of the federal corporate tax rate from 35% to 21%, partially offset by a decrease in after-tax net investment gains of $108 million, an after-tax increase in interest expense of $5 million, an after-tax increase in corporate expenses of $3 million, and an after-tax reduction in insurance service fee income of $2 million. The number of weighted average diluted shares decreased slightly primarily due to share repurchases.
Premiums. Gross premiums written were $5,855 million in 2018, an increase of 3% from $5,698 million in 2017. The increase was due to an increase in the Insurance segment of $220 million, partially offset by a decrease in the Reinsurance segment of $62 million. The renewal retention rate was approximately 77.7% for policies expiring in 2018 and 2017.
Average renewal premium rates for insurance and facultative reinsurance increased 2.5% in 2018 when adjusted for change in exposures, and increased 4.1% excluding workers' compensation.

A summary of gross premiums written in 2018 compared with 2017 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4% to $5,453 million in 2018 from $5,234 million in 2017. Gross premiums increased $106 million (7%) for other liability, $58 million (10%) for professional liability, $53 million (4%) for short-tail lines, and $46 million (8%) for commercial auto and decreased $44 million (3%) for workers' compensation.

•	Reinsurance - gross premiums decreased 13% to $402 million in 2018 from $464 million in 2017. Gross premiums decreased $35 million (22%) for property lines and $27 million (9%) for casualty lines.
Net premiums written were $4,914 million in 2018, an increase of 3% from $4,782 million in 2017. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2018 and 2017.
Premiums earned increased less than 1% to $4,752 million in 2018 from $4,720 million in 2017. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2018 are related to business written during both 2018 and 2017. Audit premiums were $149 million in 2018 compared with $137 million in 2017.
Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2018 and 2017:

	Amount		Average Annualized Yield
($ in thousands)	2018	2017	2018	2017
Fixed maturity securities, including cash and cash equivalents and loans receivable	$384,748	$347,976	3.6%	3.3%
Investment funds	94,075	50,744	10.3	5.5
Arbitrage trading account	21,156	16,235	4.4	4.0
Real estate	15,339	14,894	1.1	1.6
Equity securities	2,208	1,845	1.3	1.2
Gross investment income	517,526	431,694	3.8	3.3
Investment expenses	(3,107)	(5,093)	—	—
Total	$514,419	$426,601	3.8%	3.3%
Net investment income increased 21% to $514 million in 2018 from $427 million in 2017 due primarily to a $43 million increase in income from investment funds mainly from real estate, energy and aviation funds, a $37 million increase in income from fixed maturity securities mainly driven by growth in the fixed maturity security portfolio and higher interest rates, a $5 million increase from the arbitrage trading account and a $2 million decrease in investment expenses. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to take advantage of rising interest rates. Average invested assets, at cost (including cash and cash equivalents), were $18.3 billion in 2018 and $17.4 billion in 2017.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $91 million in 2018 from $100 million in 2017.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $140 million in 2018 compared with $277 million in 2017. Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income (other than those equity securities accounted for under the equity method of accounting or those that result in consolidation of the investee). The gains of $140 million in 2018 reflect net realized gains on investment sales of $420 million reduced by a change in unrealized gains on equity securities of $280 million.

Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $242 million in 2018 and $225 million in 2017. The increase mainly relates to revenues from the textile business purchased in March 2017.
Losses and Loss Expenses. Losses and loss expenses decreased to $2,955 million in 2018 from $3,025 million in 2017. The consolidated loss ratio was 62.2% in 2018 and 64.1% in 2017. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $60 million in 2018 and $167 million in 2017. The more significant 2017 catastrophe losses largely related to hurricanes Harvey, Irma and Maria, along with two earthquakes in Mexico. Favorable prior year reserve development (net of premium offsets) was $27 million in 2018 and $31 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 61.5% in 2018 from 61.2% in 2017.
A summary of loss ratios in 2018 compared with 2017 by business segment follows:

•
Insurance - The loss ratio was 61.8% in 2018 and 61.7% in 2017. Catastrophe losses were $50 million in 2018 compared with $94 million in 2017. Favorable prior year reserve development was $35 million in 2018 and $62 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.4 points to 61.4% in 2018 from 61.0% in 2017.

•
Reinsurance - The loss ratio of 67.1% in 2018 was 19 points lower than the loss ratio of 86.1% in 2017. Catastrophe losses were $10 million in 2018 compared with $73 million in 2017. Adverse prior year reserve development was $8 million in 2018 and $31 million in 2017. The 2017 adverse development largely related to the impact of the change in the Ogden discount rate in the U.K. and the U.S. facultative casualty excess of loss business. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.9 points to 62.4% in 2018 from 63.3% in 2017.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2018	2017
Policy acquisition and insurance operating expenses	$1,566,473	$1,567,359
Insurance service expenses	90,970	97,308
Net foreign currency (gains) losses	(22,033)	14,255
Other costs and expenses	145,820	142,233
Total	$1,781,230	$1,821,155
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The percentage change of policy acquisition and insurance operating expenses remained flat and net premiums earned increased less than 1% from 2017. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 33.0% in 2018 and 33.2% in 2017.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $91 million in 2018 from $97 million in 2017.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $22 million in 2018 compared to losses of $14 million in 2017, resulting from the strengthening U.S. dollar and the change of functional currency for the Company's Argentine operations to the U.S. dollar as of July 1, 2018. The Argentine economy was determined to be highly inflationary under GAAP requiring the change in functional currency beginning with the third quarter of 2018.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $146 million in 2018 from $142 million in 2017.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $238 million in 2018 compared to $221 million in 2017. The increase mainly relates to expenses from the textile business purchased in March 2017.

Interest Expense. Interest expense was $117 million in 2018 compared with $110 million in 2017. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $20 million.
Income Taxes. The effective income tax rate was 21.0% in 2018 and 30.5% in 2017. The decrease in the effective tax rate in 2018 from 2017 was primarily due to the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate tax rate from 35% to 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $60 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2018 and 2017. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2018	2017
Insurance:
Gross premiums written	$1,794,104	$1,718,552
Net premiums written	1,504,792	1,432,334
Net premiums earned	1,488,658	1,433,729
Loss ratio	63.0%	63.2%
Expense ratio	31.9%	32.4%
GAAP combined ratio	94.9%	95.6%
Reinsurance:
Gross premiums written	$133,681	$155,606
Net premiums written	119,422	138,849
Net premiums earned	114,827	147,771
Loss ratio	69.3%	118.7%
Expense ratio	38.6%	34.9%
GAAP combined ratio	107.9%	153.6%
Consolidated:
Gross premiums written	$1,927,785	$1,874,158
Net premiums written	1,624,214	1,571,183
Net premiums earned	1,603,485	1,581,500
Loss ratio	63.5%	68.4%
Expense ratio	32.4%	32.6%
GAAP combined ratio	95.9%	101.0%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2018 and 2017:

(In thousands, except per share data)	2018	2017
Net income to common stockholders	$161,920	$162,054
Weighted average diluted shares	128,561	128,944
Net income per diluted share	$1.26	$1.26
The Company reported net income to common stockholders of $162 million in both 2018 and 2017. The changes in net income were primarily due to an after-tax increase in underwriting income of $65 million, an after-tax increase in net investment income of $34 million mainly driven by growth in the fixed maturity security portfolio and higher interest rates as well as increased investment fund income, a $15 million increase in after-tax foreign currency gains, a $12 million decrease in tax expense due primarily to the reduction of the federal corporate tax rate from 35% to 21%, and an after-tax decrease in corporate expenses of $2 million, offset by a decrease in after-tax net investment gains of $127 million and an after-tax increase in interest expense of $2 million. The number of weighted average diluted shares decreased slightly primarily due to share repurchases.
Premiums. Gross premiums written were $1,928 million in 2018, an increase of 3% from $1,874 million in 2017. The increase was due to an increase in the Insurance segment of $76 million, partially offset by a decrease in the Reinsurance segment of $22 million. Approximately 77.4% of policies expiring in 2018 were renewed, compared with a 77.5% renewal retention rate for policies expiring in 2017.
    Average renewal premium rates for insurance and facultative reinsurance increased 2.3% in 2018 when adjusted for change in exposures, and increased 3.9% excluding workers' compensation.

A summary of gross premiums written in 2018 compared with 2017 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4% to $1,794 million in 2018 from $1,719 million in 2017. Gross premiums increased $40 million (7%) for other liability, $22 million (12%) for professional liability, $19 million (10%) for commercial auto and $12 million (3%) for short-tail lines and decreased $17 million (4%) for workers' compensation.

•	Reinsurance - gross premiums decreased 14% to $134 million in 2018 from $156 million in 2017. Gross premiums decreased $14 million (28%) for property lines and $8 million (7%) for casualty lines.
Net premiums written were $1,624 million in 2018, an increase of 3% from $1,571 million in 2017. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2018 and 2017.
Premiums earned increased 1% to $1,603 million in 2018 from $1,582 million in 2017. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2018 are related to business written during both 2018 and 2017. Audit premiums were $51 million in 2018 compared with $46 million in 2017.
Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2018 and 2017:

	Amount		Average Annualized Yield
($ in thousands)	2018	2017	2018	2017
Fixed maturity securities, including cash and cash equivalents and loans receivable	$131,836	$118,834	3.6%	3.4%
Investment funds	41,005	15,200	13.1	5.2
Arbitrage trading account	7,632	4,418	5.1	3.5
Real estate	5,597	5,042	1.2	1.5
Equity securities	1,004	604	1.7	1.2
Gross investment income	187,074	144,098	4.0	3.3
Investment expenses	(950)	(1,619)	—	—
Total	$186,124	$142,479	4.0%	3.2%
Net investment income increased 31% to $186 million in 2018 from $142 million in 2017 due primarily to a $26 million increase in income from investment funds due to real estate, energy and aviation funds, a $13 million increase in income from fixed maturity securities mainly driven by growth in the fixed maturity security portfolio and higher interest rates, a $3 million increase from the arbitrage trading account and a $2 million increase from real estate and equity securities and decreased investment expenses. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to take advantage of rising interest rates. Average invested assets, at cost (including cash and cash equivalents), were $18.5 billion in 2018 and $17.6 billion in 2017.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $31 million in 2018 from $34 million in 2017.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $22 million in 2018 compared with $184 million in 2017. Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income (other than those equity securities accounted for under the equity method of accounting or those that result in consolidation of the investee). The gains of $22 million in 2018 reflect net realized gains on investment sales of $154 million reduced by a change in unrealized gains on equity securities of $132 million.

Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $95 million in 2018 and $90 million in 2017.
Losses and Loss Expenses. Losses and loss expenses decreased to $1,018 million in 2018 from $1,081 million in 2017. The consolidated loss ratio was 63.5% in 2018 and 68.4% in 2017. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $39 million in 2018 and $119 million in 2017. The more significant 2017 catastrophe losses largely related to hurricanes Harvey, Irma and Maria, along with two earthquakes in Mexico. Favorable prior year reserve development (net of premium offsets) was $7 million in 2018 and 2017. The loss ratio excluding catastrophe losses and prior year reserve development was 61.5% in 2018 and 61.3% in 2017.
A summary of loss ratios in 2018 compared with 2017 by business segment follows:

•
Insurance - The loss ratio was 63.0% in 2018 and 63.2% in 2017. Catastrophe losses were $30 million in 2018 compared with $47 million in 2017. Favorable prior year reserve development was $8 million in 2018 and $13 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.8 points to 61.6% in 2018 from 60.8% in 2017.

•
Reinsurance - The loss ratio of 69.3% in 2018 was 49.4 points lower than the loss ratio of 118.7% in 2017. Catastrophe losses were $9 million in 2018 and $72 million in 2017. Adverse prior year reserve development was $1 million in 2018 and $6 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development decreased 5.2 points to 60.9% in 2018 from 66.1% in 2017.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2018	2017
Policy acquisition and insurance operating expenses	$519,380	$516,243
Insurance service expenses	27,268	32,451
Net foreign currency (gains) losses	(17,267)	1,779
Other costs and expenses	48,267	50,349
Total	$577,648	$600,822
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses and net premiums earned both increased 1%. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 32.4% in 2018 and 32.6% in 2017.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $27 million in 2018 from $32 million in 2017.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $17 million in 2018 compared to losses of $2 million in 2017, resulting from the strengthening U.S. dollar and the change of functional currency for the Company's Argentine operations to the U.S. dollar as of July 1, 2018. The Argentine economy was determined to be highly inflationary under GAAP requiring the change in functional currency beginning with the third quarter of 2018.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $48 million in 2018 from $50 million in 2017.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $93 million in 2018 compared to $86 million in 2017.
Interest Expense. Interest expense was $40 million in 2018 and $37 million in 2017. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $20 million.

Income Taxes. The effective income tax rate was 21.4% in 2018 and 28.0% in 2017. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt investment income and tax on income from foreign jurisdictions with different tax rates. The decrease in the effective tax rate in 2018 from 2017 was primarily due to the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate tax rate from 35% to 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $60 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.9 years at September 30, 2018 and 3.0 years at December 31, 2017. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2018 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$487,042	2.6%
State and municipal:
Special revenue	2,497,499	13.4
Pre-refunded (1)	448,308	2.4
State general obligation	424,078	2.3
Local general obligation	419,042	2.2
Corporate backed	296,480	1.6
Total state and municipal	4,085,407	21.9
Mortgage-backed securities:
Agency	900,744	4.8
Commercial	339,931	1.8
Residential-Prime	278,614	1.5
Residential-Alt A	40,209	0.2
Total mortgage-backed securities	1,559,498	8.4
Asset-backed securities	2,549,874	13.7
Corporate:
Industrial	2,277,978	12.2
Financial	1,431,628	7.7
Utilities	299,472	1.6
Other	56,091	0.3
Total corporate	4,065,169	21.8
Foreign government and foreign government agencies	825,412	4.4
Total fixed maturity securities	13,572,402	72.6
Equity securities:
Common stocks	166,938	0.9
Preferred stocks	158,316	0.9
Total equity securities	325,254	1.8
Real estate	1,917,250	10.3
Investment funds	1,251,748	6.7
Cash and cash equivalents	819,366	4.4
Arbitrage trading account	678,321	3.6
Loans receivable	96,590	0.6
Total investments	$18,660,931	100.0%
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
Investment Funds. At September 30, 2018, the carrying value of investment funds was $1,252 million, including investments in real estate funds of $633 million, other funds of $539 million and energy funds of $80 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2018, real estate properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City and office buildings in West Palm Beach and Palm Beach, Florida. In addition, there are two properties under development: an office building in London and a mixed-use project in Washington, D.C. The Company expects to fund further development costs for these projects with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $97 million and an aggregate fair value of $99 million at September 30, 2018. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of September 30, 2018. Loans receivable include real estate loans of $63 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $34 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.9 years at September 30, 2018 and 3.0 years at December 31, 2017.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities was $343 million in the first nine months of 2018 as compared to $522 million provided from operating activities in the first nine months of 2017. The reduction is primarily due to the timing of loss and loss expense payments, certain long-term incentive plan payments and payments to taxing authorities.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 77% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2018. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At September 30, 2018, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,698 million and a face amount of $2,735 million. The maturities of the outstanding debt are $453 million in 2019, $320 million in 2020, $427 million in 2022, $250 million in 2037, $350 million in 2044, $350 million in 2053, $400 million in 2056, and $185 million in 2058.
During 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058 in March 2018, and another $10 million principal amount of such debentures in April 2018. Additionally in 2018, the Company issued subsidiary debt of $20 million.
Equity. At September 30, 2018, total common stockholders’ equity was $5.4 billion, common shares outstanding were 122,117,763 and stockholders’ equity per outstanding share was $44.53. The Company repurchased 101,000 common shares for $6.8 million during the nine months ended September 30, 2018. During the three months ended September 30, 2018, the Company did not repurchase any shares of its common stock. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $8.1 billion at September 30, 2018. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 33% at September 30, 2018 and 32% at December 31, 2017.

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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's annual report on From 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares during the three months ended September 30, 2018, and accordingly the number of shares authorized for purchase by the Company remains 9,167,997.

Item 6. Exhibits

Number
(10.1)	Form of 2018 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan .

(10.2)	W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated November 2, 2016

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 8, 2018	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 8, 2018	/s/ Richard M. Baio
Richard M. Baio
Senior Vice President - Chief Financial Officer and Treasurer