Form 10-K
period 2018-12-31
BERKLEY W R CORP
filed 2019-02-22
CIK 11544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission file number 1-15202

W. R. BERKLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-1867895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
475 Steamboat Road, Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)
Registrant’s telephone number, including area code: (203) 629-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.20 per share	New York Stock Exchange
5.625% Subordinated Debentures due 2053	New York Stock Exchange
5.9% Subordinated Debentures due 2056	New York Stock Exchange
5.75% Subordinated Debentures due 2056	New York Stock Exchange
5.70% Subordinated Debentures due 2058	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,014,828,524.
Number of shares of common stock, $.20 par value, outstanding as of February 19, 2019: 122,013,621
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, are incorporated herein by reference in Part III.

			Page
SAFE HARBOR STATEMENT
	PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	18
ITEM	1B.	UNRESOLVED STAFF COMMENTS	27
ITEM	2.	PROPERTIES	27
ITEM	3.	LEGAL PROCEEDINGS	27
ITEM	4.	MINE SAFETY DISCLOSURES	27

	PART II
ITEM	5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28
ITEM	6.	SELECTED FINANCIAL DATA	30
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	55
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	104
ITEM	9A.	CONTROLS AND PROCEDURES	104
ITEM	9B.	OTHER INFORMATION	106

	PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	107
ITEM	11.	EXECUTIVE COMPENSATION	107
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	107
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	107
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	107

	PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	108
ITEM	16.	FORM 10-K SUMMARY	112
EX-21		LIST OF COMPANIES AND SUBSIDIARIES
EX-23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-31.2		CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) /15d-14(a)
EX-32.1		CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report including statements related to our outlook for the industry and for our performance for the year 2019 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to:

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

•	the effects of emerging claim and coverage issues;

•	the uncertain nature of damage theories and loss amounts;

•	natural and man-made catastrophic losses, including as a result of terrorist activities;

•	the impact of climate change, which may increase the frequency and severity of catastrophe events;

•	general economic and market activities, including inflation, interest rates and volatility in the credit and capital markets;

•
the impact of conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response to it, on our results and financial condition;

•	foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations;

•	our ability to attract and retain key personnel and qualified employees;

•	continued availability of capital and financing;

•	the success of our new ventures or acquisitions and the availability of other opportunities;

•	the availability of reinsurance;

•	our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA");

•	the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us;

•	other legislative and regulatory developments, including those related to business practices in the insurance industry;

•	credit risk relating to our policyholders, independent agents and brokers;

•	changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies;

•	the availability of dividends from our insurance company subsidiaries;

•	potential difficulties with technology and/or cyber security issues;

•	the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and

•	other risks detailed in this Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors. These risks and uncertainties could cause our actual results for the year 2019 and beyond to differ materially from those expressed in any forward-looking statement we make. Any projections of growth in our revenues would not necessarily result in commensurate levels of earnings. Our future financial performance is dependent upon factors discussed elsewhere in this Form 10-K and our other SEC filings. Forward-looking statements speak only as of the date on which they are made.

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
Our two reporting segments are composed of individual operating units that serve a market defined by geography, products, services or industry served. Each of our operating units is positioned close to its customer base and participates in a niche market requiring specialized knowledge about a territory, product or industry served. This strategy of decentralized operations allows each of our units to identify and respond quickly and effectively to changing market conditions and specific customer needs, while capitalizing on the benefits of centralized capital, investment and reinsurance management, and corporate actuarial, financial, enterprise risk management and legal staff support.
Our business approach is focused on meeting the needs of our customers, maintaining a high quality balance sheet, and allocating capital to our best opportunities. New businesses are started when opportunities are identified and when the right talent and expertise are found to lead a business. Of our 53 operating units, 46 have been organized and developed internally and seven have been added through acquisition.
    Net premiums written, as reported based on United States generally accepted accounting principles (“GAAP”), for each of our operating segments for each of the past five years were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Net premiums written:
Insurance	$5,952,861	$5,715,871	$5,743,620	$5,555,437	$5,302,436
Reinsurance	480,366	544,637	680,293	634,078	694,511
Total	$6,433,227	$6,260,508	$6,423,913	$6,189,515	$5,996,947

	Year Ended December 31,
	2018	2017	2016	2015	2014
Percentage of net premiums written:
Insurance	92.5%	91.3%	89.4%	89.8%	88.4%
Reinsurance	7.5	8.7	10.6	10.2	11.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Thirty-two of our insurance company subsidiaries are rated by A.M. Best Company, Inc. ("A.M. Best") and have ratings of A+ (Superior) (the second highest rating out of 15 possible ratings). A.M. Best's ratings are based upon factors of concern to policyholders, insurance agents and brokers and are not directed toward the protection of investors. A.M. Best states: “The Financial Strength Rating opinion addresses the relative ability of an insurer to meet its ongoing insurance obligations. The ratings are not assigned to specific insurance policies or contracts and do not address any other risk.” A.M. Best reviews its ratings on a periodic basis, and its ratings of the Company's subsidiaries are therefore subject to change.
Our twenty-five insurance company subsidiaries rated by Standard & Poor's (“S&P”) have financial strength ratings of A+ (the seventh highest rating out of twenty-seven possible ratings).
Our Moody's ratings are A1 for Berkley Insurance Company, Berkley Regional Insurance Company and Admiral Insurance Company (the sixth highest rating out of twenty-one possible ratings).

The following sections describe our reporting segments and their operating units in greater detail. These operating units underwrite on behalf of one or more affiliated insurance companies within the group. The operating units are identified by us for descriptive purposes only and are not legal entities. Unless otherwise indicated, all references in this Form 10-K to “Berkley,” “we,” “us,” “our,” the “Company” or similar terms refer to W. R. Berkley Corporation together with its subsidiaries and operating units. W. R. Berkley Corporation is a Delaware corporation formed in 1970.
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
In addition, through our non-U.S. insurance operating units, we write business in more than 60 countries worldwide, with branches or offices in 26 locations outside the United States, including the United Kingdom, Continental Europe, South America, Canada, Mexico, Scandinavia, Asia and Australia. In each of our operating territories, we have built decentralized structures that allow products and services to be tailored to each regional customer base. Our businesses are managed by teams of professionals with expertise in local markets and knowledge of regional environments.
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
Berkley Alliance Managers specializes in professional liability for the design professional, construction professional and certified public accounting industries. The Berkley Design Professional division specializes in architects, engineers and consultants. The Berkley Construction Professional division provides both project specific and annual policies for owners and contractors. The Accountants division insures mainly mid-sized CPA firms.
Berkley Aspire provides excess and surplus lines coverage on a national basis to small to medium-sized insureds with low to moderate insurance risk. Its product lines include general liability, liquor liability and some property and inland marine coverage. It serves a limited distribution channel consisting of select Berkley member company agents.
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
Berkley Cyber Risk Solutions focuses on insurance and risk management products that respond to the changing cyber security vulnerabilities of organizations around the world. It offers specialty commercial cyber insurance coverages on a worldwide basis to clients of all sizes.
Berkley Entertainment underwrites property casualty insurance products, both on an admitted and non-admitted basis, for clients in the entertainment industry and sports-related organizations.
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
Berkley Fire & Marine offers a broad range of preferred inland marine and related property risks and services to customers throughout the United States. Products are distributed through independent agents and brokers.
Berkley Global Product Recall Management provides worldwide insurance protection and technical assistance to help clients with the prevention, management and indemnification of product recall and contamination events.
Berkley Healthcare provides customized, comprehensive management and professional liability solutions for the full spectrum of healthcare providers.
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
Berkley Insurance Asia underwrites specialty commercial insurance coverages to clients in North Asia and Southeast Asia through offices in Hong Kong, Singapore and Shanghai.
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
Berkley Net Underwriters focuses on small and medium-sized commercial risks, using a web-based system to allow producers to quote, bind and service workers' compensation insurance products on behalf of Berkley member insurance companies. Berkley Net Underwriters also manages Berkley's assigned risk servicing carrier operations.
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
Berkley Oil & Gas provides property casualty products and risk services to the United States energy sector. Its customer base includes risks of all sizes that work in the oil patch, including operators, drillers, geophysical contractors, well-servicing contractors, and manufacturers/distributors of oil field products, as well as those in the renewable energy sector.
Berkley One provides a customizable suite of personal lines insurance solutions including home, condo/co-op, auto, liability and collectibles. Berkley One targets high net worth individuals and families with sophisticated risk management needs.
Berkley Professional Liability specializes in professional liability insurance for publicly-traded and private entities on a worldwide basis. Its liability coverages include directors and officers, errors and omissions, fiduciary, employment practices, and sponsored insurance agents' errors and omissions. Berkley Transactional, a division of Berkley Professional Liability, underwrites a full suite of transactional insurance products, including representations and warranties insurance, tax opinion insurance and contingency liability insurance.
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
Berkley Risk provides at-risk and alternative risk insurance program management services for a broad range of groups and individuals including public entity pools, professional associations, captives and self-insured clients. As a third party administrator, it manages workers’ compensation, liability and property claims nationwide.
Berkley Select specializes in underwriting professional liability insurance on a surplus lines basis for law firms and accounting firms through a limited number of brokers. It also offers executive and professional liability products, including directors and officers liability, errors and omissions, and employment practices liability, to small to middle market privately held and not for profit customers on both an admitted and surplus lines basis.
Berkley Southeast offers a wide array of commercial lines products in six southeastern states: Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee, specializing in small to mid-sized accounts.
Berkley Surety provides a broad array of surety products for contract and commercial surety risks in the U.S. and Canada, including specialty niches such as environmental and secured credit for small contractors, through an independent agency and broker platform across a network of 21 field offices.
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
Intrepid Direct offers business coverages to franchise restaurants and auto repair garages on a direct basis.
Key Risk is a premier provider of workers' compensation insurance.  It focuses on middle market accounts in several niches that appreciate expertise and exceptional service. The unit operates two business units; one focused on middle market accounts located primarily in the mid-Atlantic and southeastern United States and one focused on national temporary staffing and United States Longshoreman & Harbor Act (USL&H) specialty programs. Its products are distributed by a select group of independent retail agents and wholesale brokers located through the United States.
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
W / R / B Underwriting provides a broad range of leading insurance products to the Lloyd's marketplace, with a concentration in specialist classes of business including property, professional indemnity, crisis management, personal accident and asset protection.

The following table sets forth the percentage of gross premiums written by each Insurance operating unit:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Acadia Insurance	6.5%	6.8%	6.8%	6.7%	7.2%
Admiral Insurance	5.7	5.7	5.5	4.9	5.3
American Mining Insurance Group	0.9	0.8	0.7	0.8	0.7
Berkley Accident and Health	5.6	4.7	4.4	3.7	2.9
Berkley Agribusiness Risk Specialists	1.2	1.2	1.1	0.9	0.9
Berkley Alliance Managers	2.5	1.9	1.5	0.7	0.1
Berkley Aspire	0.3	0.3	0.3	0.3	0.4
Berkley Canada	1.0	0.9	0.8	0.6	0.5
Berkley Custom Insurance	2.6	2.5	2.7	2.9	2.4
Berkley Cyber Risk Solutions	0.2	0.1	—	—	—
Berkley Entertainment	2.5	2.1	2.0	1.9	1.8
Berkley Environmental	5.0	4.7	4.1	3.8	3.5
Berkley Europe	1.9	1.7	1.7	1.9	2.4
Berkley FinSecure	0.9	1.0	0.9	1.0	0.7
Berkley Fire & Marine	0.6	0.5	0.4	0.3	0.2
Berkley Global Product Recall Management	0.5	0.3	0.2	—	—
Berkley Healthcare	0.3	0.2	0.2	—	—
Berkley Human Services	0.7	0.6	0.7	0.6	0.6
Berkley Insurance Asia	0.4	0.2	—	—	—
Berkley Insurance Australia	1.1	1.0	1.0	0.8	1.3
Berkley Latinoamérica	4.1	4.8	4.2	4.7	4.6
Berkley Life Sciences	0.8	0.8	0.8	0.8	0.9
Berkley Luxury Group	1.4	1.3	1.3	1.3	1.3
Berkley Medical Excess	0.9	0.9	0.8	0.9	0.8
Berkley Mid-Atlantic Group	1.2	1.1	1.2	1.8	2.4
Berkley Net Underwriters	4.9	6.7	8.0	4.0	3.7
Berkley North Pacific	1.2	1.5	1.5	1.7	1.6
Berkley Offshore Underwriting Managers	1.1	1.1	1.1	1.4	1.7
Berkley Oil & Gas	3.5	2.7	2.8	3.2	3.5
Berkley One	0.2	—	—	—	—
Berkley Professional Liability	1.8	1.6	1.5	1.7	1.8
Berkley Program Specialists	1.1	1.2	1.2	1.2	1.2
Berkley Public Entity	0.4	0.5	0.5	0.4	0.4
Berkley Risk	0.2	0.2	0.2	4.0	3.9
Berkley Select	3.1	3.4	3.9	4.0	4.0
Berkley Southeast	2.0	1.9	2.0	2.3	2.5
Berkley Surety	1.3	1.2	1.2	1.2	1.2
Berkley Technology Underwriters	0.7	0.7	0.6	0.5	0.4
Carolina Casualty	0.5	0.4	0.6	1.2	1.8
Continental Western Group	3.4	3.8	4.0	4.0	3.9
Gemini Transportation	2.3	2.1	1.8	1.1	0.9
Intrepid Direct	0.3	0.1	—	—	—
Key Risk	2.8	2.7	2.6	2.9	3.0
Midwest Employers Casualty	2.5	2.5	2.3	2.3	2.3
Nautilus Insurance Group	4.9	5.1	5.0	4.7	4.7
Preferred Employers Insurance	2.4	2.8	2.6	2.5	2.1
Union Standard	2.6	2.7	2.6	2.6	2.7

Vela Insurance Services	2.6	3.0	3.9	3.3	3.2
Verus Underwriting Managers	0.9	0.9	0.9	0.8	0.8
W/R/B Underwriting	3.4	3.1	4.0	5.5	7.2
Other	1.1	2.0	1.9	2.2	0.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth percentages of gross premiums written, by line, by our Insurance operations:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Other liability	31.6%	30.6%	30.9%	28.9%	28.3%
Short-tail lines (1)	22.9	22.8	23.1	24.3	25.9
Workers' compensation	22.6	24.6	25.1	25.5	24.2
Professional liability	11.7	11.0	10.5	10.0	9.9
Commercial auto	11.2	11.0	10.4	11.3	11.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%
___________________

(1)	Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
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
Berkley Re Asia Pacific provides property and casualty reinsurance to the Asia Pacific marketplace. With offices in Brisbane, Melbourne, Sydney, Beijing, Hong Kong and Singapore, each branch focuses on excess of loss reinsurance, targeting both property and casualty treaty and facultative contracts, through multiple distribution channels.
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

The following table sets forth the percentages of gross premiums written by each Reinsurance operating unit:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Berkley Re America	42.0%	52.0%	64.0%	60.3%	56.2%
Berkley Re Asia Pacific	14.8	12.8	9.2	8.0	6.7
Berkley Re Solutions	14.1	15.8	10.8	10.1	10.4
Berkley Re UK	22.2	12.6	10.0	15.4	19.9
Lloyd's Syndicate 2791 Participation	6.8	5.5	4.4	5.2	5.3
Other	0.1	1.3	1.6	1.0	1.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentages of gross premiums written, by line, by our Reinsurance operations:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Casualty	70.2%	66.9%	58.7%	65.1%	65.5%
Property	29.8	33.1	41.3	34.9	34.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Results by Segment
Summary financial information about our segments is presented on a GAAP basis in the following table:

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Insurance
Revenue	$6,456,441	$6,229,485	$6,148,210	$5,876,454	$5,586,230
Income before income taxes	856,011	756,153	799,139	748,515	786,723
Reinsurance
Revenue	600,815	696,122	777,123	745,325	837,901
Income (loss) before income taxes	62,144	(15,276)	98,277	122,930	155,042
Other(1)
Revenue	634,395	759,157	728,851	584,678	704,797
(Loss) income before income taxes	(106,061)	31,893	(978)	(139,415)	10,431
Total
Revenue	$7,691,651	$7,684,764	$7,654,184	$7,206,457	$7,128,928
Income before income taxes	$812,094	$772,770	$896,438	$732,030	$952,196
_______________________________________

(1)	Represents corporate revenues, corporate expenses, net investment gains and losses, and revenues and expenses from non-insurance businesses that are consolidated for financial reporting purposes.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Insurance
Loss ratio	61.8%	61.6%	61.0%	60.8%	60.8%
Expense ratio	32.5	32.9	32.5	32.6	32.8
Combined ratio	94.3%	94.5%	93.5%	93.4%	93.6%
Reinsurance
Loss ratio	68.7%	80.2%	61.6%	58.2%	60.5%
Expense ratio	37.7	37.4	39.0	38.4	34.6
Combined ratio	106.4%	117.6%	100.6%	96.6%	95.1%
Total
Loss ratio	62.4%	63.4%	61.1%	60.5%	60.8%
Expense ratio	32.9	33.3	33.2	33.2	33.0
Combined ratio	95.3%	96.7%	94.3%	93.7%	93.8%

Investments
Investment results, before income taxes, were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Average investments, at cost (1)	$18,392,297	$17,530,590	$16,730,964	$15,970,931	$15,560,335
Net investment income (1)	$674,235	$575,788	$564,163	$512,645	$600,885
Percent earned on average investments (1)	3.7%	3.3%	3.4%	3.2%	3.9%
Net realized and unrealized gains on investments (2)	$154,488	$335,858	$267,005	$92,324	$254,852
Change in unrealized investment (losses) gains (3)	$(302,737)	$(69,425)	$371,715	$(192,186)	$72,889
_______________________________________

(1)	Includes investments, cash and cash equivalents, trading accounts receivable from brokers and clearing organizations, trading account securities sold but not yet purchased and unsettled purchases.

(2)
Represents realized gains on investments not classified as trading account securities prior to 2018. The inclusion of change in unrealized gains on equity securities within net income commenced January 1, 2018 due to our adoption of ASU 2016-01. For the twelve months ended December 31, 2018, includes net realized gains on investment sales of $480 million reduced by a change in unrealized gains on equity securities of $320 million.

(3)
Represents the change in unrealized investment (losses) gains for available for sale securities. Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values (subject to certain exceptions) to be measured at fair value with changes in the fair value recognized in net income. As a result of this guidance, the Company recorded a cumulative effect adjustment of $291 million that increased retained earnings and decreased accumulated other comprehensive income ("AOCI"), resulting in no net impact to total stockholders' equity.

For comparison, the following are the coupon returns for the Barclays U.S. Aggregate Bond Index and the dividend returns for the S&P 500® Index:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Barclays U.S. Aggregate Bond Index	3.0%	3.0%	3.0%	3.0%	3.2%
S&P 500® Index	2.0	2.4	2.4	2.1	2.1

The percentages of the fixed maturity portfolio categorized by contractual maturity, based on fair value, on the dates indicated, are set forth below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay certain obligations.

	Year Ended December 31,
	2018	2017	2016	2015	2014
1 year or less	6.9%	5.0%	7.9%	5.8%	7.0%
Over 1 year through 5 years	34.3	37.2	39.6	33.6	32.4
Over 5 years through 10 years	22.3	24.8	24.6	30.5	29.8
Over 10 years	24.7	23.3	18.8	20.3	20.4
Mortgage-backed securities	11.8	9.7	9.1	9.8	10.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2018, the fixed maturity portfolio had an effective duration of 2.8 years, including cash and cash equivalents.
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

The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,793 million and $1,855 million at December 31, 2018 and 2017, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $563 million and $591 million at December 31, 2018 and 2017, respectively. At December 31, 2018, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2018) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2018), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
To date, known environmental and asbestos claims have not had a material impact on the Company’s operations, because its subsidiaries generally did not insure large industrial companies that are subject to significant environmental or asbestos exposures prior to 1986 when an absolute exclusion was incorporated into standard policy language.
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $28 million at December 31, 2018 and $30 million at December 31, 2017. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.

The table below provides a reconciliation of the beginning of year and end of year property casualty reserves for the indicated years:

(In thousands)	2018	2017	2016
Net reserves at beginning of year	$10,056,914	$9,590,265	$9,244,872
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,926,489	3,963,543	3,826,620
Increase (decrease) in estimates for claims occurring in prior years (2)	6,831	(5,165)	(29,904)
Loss reserve discount amortization	41,382	43,970	49,084
Total	3,974,702	4,002,348	3,845,800
Net payments for claims:
Current year	964,808	1,027,405	1,052,452
Prior years	2,700,077	2,562,550	2,401,722
Total	3,664,885	3,589,955	3,454,174
Foreign currency translation	(117,848)	54,256	(46,233)
Net reserves at end of year	10,248,883	10,056,914	9,590,265
Ceded reserves at end of year	1,717,565	1,613,494	1,606,930
Gross reserves at end of year	$11,966,448	$11,670,408	$11,197,195

Net change in premiums and losses occurring in prior years:
(Increase) decrease in estimates for claims occurring in prior years (2)	$(6,831)	$5,165	$29,904
Retrospective premium adjustments for claims occurring in prior years (3)	45,638	32,162	29,000
Net favorable premium and reserve development on prior years	$38,807	$37,327	$58,904

____________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $24,381,000, $22,064,000 and $18,929,000 in 2018, 2017 and 2016, respectively.

(2)
The increase (decrease) in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $3,738,000 in 2018, $32,132,000 in 2017 and $59,175,000 in 2016, respectively.

(3)	For certain retrospectively rated insurance polices and reinsurance agreements, changes in loss and loss expenses for prior years are offset by additional or return premiums.

Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 13, Reserves for Losses and Loss Expenses included in our audited consolidated financial statements for further information regarding the changes in estimates for claims occurring in prior years.
A reconciliation between the reserves as of December 31, 2018 as reported in the accompanying consolidated GAAP financial statements and those reported on the basis of statutory accounting principles (“SAP”) in the Company’s U.S. regulatory filings is as follows:

(In thousands)
Net reserves reported in U.S. regulatory filings on a SAP basis	$9,819,932
Reserves for non-U.S. companies	479,939
Loss reserve discounting (1)	(50,988)
Ceded reserves	1,717,565
Gross reserves reported in the consolidated GAAP financial statements	$11,966,448
_________________________

(1)
For statutory purposes, the Company discounts its workers’ compensation reinsurance reserves at 3.3% as prescribed or permitted by the Department of Insurance of the State of Delaware. In its GAAP financial statements, the Company discounts excess workers’ compensation reserves at the risk-free rate and assumed workers’ compensation reserves at the statutory rate.

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
Approximately half the states have also adopted changes to the holding company act that authorize U.S. insurance regulators to lead or participate in the group-wide supervision of certain international insurance groups. International standard setters, such as the International Association of Insurance Supervisors (“IAIS”), are developing capital standards for international groups, and U.S. insurance regulators are currently working on U.S. group capital standards for insurance groups. In 2019, the IAIS expects to conduct the final round of field testing of the insurance capital standard for internationally active insurance groups. The U.S. group capital calculation is expected to incorporate existing risk-based capital standards. The National Association of Insurance Commissioners (“NAIC”) intends to enter the next phase of development by field testing the calculation tool in early 2019 using year-end 2018 data. It is unclear how the development of group capital measures will interact with existing capital requirements for insurance companies in the United States and with international capital standards. It is possible that we may be required to hold additional capital as a result of these developments.
Most states have adopted the NAIC's Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”), which requires an insurance holding company system’s chief risk officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Under ORSA, we are required to:

•	regularly, no less than annually, conduct an ORSA to assess the adequacy of our risk management framework, and current and estimated projected future solvency position;

•	internally document the process and results of the assessment; and

•	provide a confidential high-level ORSA Summary Report annually to the Commissioner of Insurance of the State of Delaware (our lead state commissioner).

Cybersecurity Regulations. New York’s cybersecurity regulation for financial services institutions that are authorized by the New York State Department of Financial Services ("Part 500"), including our insurance subsidiaries licensed in New York, became effective on March 1, 2017. The regulation, which is being implemented in stages, requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data and the confidentiality, integrity and availability of the licensee’s information systems. On October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security, the investigation of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information, and reporting to insurance commissioners. The Cybersecurity Model Law imposes significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. Its implementation will be based on adoption by state legislatures. To date, the Cybersecurity Model Law has only been adopted in South Carolina. Importantly, a drafting note in the Cybersecurity Model Law states that a licensee’s compliance with the New York cybersecurity regulation is intended to constitute compliance with the Cybersecurity Model Law. We made the initial certifications as required by Part 500 for licensed entities. Finally, privacy and data security legislation has become an issue in many states and localities over the last 12 months. For example, in 2018 California enacted the California Consumer Privacy Act (“CCPA”), which broadly regulates the sale of California residents’ personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. CCPA goes into effect on January 1, 2020, and compliance with the CCPA may increase the cost of providing our services in California. Other states have considered - and may adopt - similar proposals. We cannot predict the impact, if any, that any proposed or future cybersecurity regulations will have on our business, financial condition or results of operations.
Risk Based Capital Requirements. The NAIC utilizes a Risk Based Capital (“RBC”) formula that is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The NAIC RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The RBC of each of our domestic insurance subsidiaries was above any RBC action level as of December 31, 2018.
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
Guaranty Funds. Our U.S. insurance subsidiaries are also subject to assessment by state guaranty funds when an insurer in a particular jurisdiction has been judicially declared insolvent and the insolvent company's available funds are insufficient to pay policyholders and claimants the amounts to which they are entitled. The protection afforded under a state's guaranty fund to policyholders of the insolvent insurer varies from state to state. Generally, all licensed property casualty insurers are considered to be members of the fund, and assessments are based upon their pro rata share of direct written premiums in that state. The NAIC Post-Assessment Property and Liability Insurance Guaranty Association Model Act, which many states have adopted, limits assessments to an insurer to 2% of its subject premium and permits recoupment of assessments through rate setting. Likewise, several states (or underwriting organizations of which our insurance subsidiaries are required to be members) have limited assessment authority with regard to deficits in certain lines of business.
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
Terrorism Risk Insurance. The Terrorism Risk Insurance Act of 2002 established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), the program has been extended for a six year period ending on December 31, 2020. TRIPRA provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. TRIPRA is applicable to almost all commercial lines of property and casualty insurance but excludes commercial auto, burglary and theft, surety, professional liability and farm owners' multi-peril insurance. Insurers with direct commercial property and casualty insurance exposure in the United States are required to participate in the program and make available coverage for certified acts of terrorism. TRIPRA's definition of certified acts includes domestic terrorism. Federal participation will be triggered under TRIPRA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will currently pay 82% of an insurer's covered losses in excess of the insurer's applicable deductible. This amount will decrease to 80% on a pro-rata basis over five years, which began in 2017. The insurer's deductible is based on 20% of earned premium for the prior year for covered lines of commercial property and casualty insurance. Based on our 2018 earned premiums, our aggregate deductible under TRIPRA during 2019 will be approximately $969 million. The federal program will not pay losses for certified acts unless such losses exceed $180 million industry-wide for calendar year 2019. This threshold will increase to $200 million on a pro-rata basis over five years which began in 2016. TRIPRA limits the federal government's share of losses at $100 billion for a program year. In addition, an insurer that has satisfied its deductible is not liable for the payment of losses in excess of the $100 billion cap.
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
Federal Regulation. Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives could have an impact on our business in a variety of ways. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act created two new federal government bodies, the Federal Insurance Office (the “FIO”) and the Financial Stability Oversight Council (the “FSOC”), which may impact the regulation of insurance. Although the FIO has preemption authority over state insurance laws that conflict with certain international agreements, it does not have general supervisory or regulatory authority over the business of insurance. The FIO has authority to represent the United States in international insurance matters and is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”) was signed into law. Among other things, the Economic Growth Act addresses the roles played by federal regulators at international insurance standard-setting forums. It directs the Director of the FIO and the Board of Governors of the Federal Reserve to support increased transparency at international standard-setting regulatory forums (e.g., the IAIS). These federal regulations also instruct the FIO and the Federal Reserve to achieve consensus positions with the states through the NAIC prior to taking a position on any insurance proposal by a global insurance regulatory forum.
The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance (a “Covered Agreement”). In January 2017, the U.S. Department of Treasury and the U.S. Trade Representative announced the completion of Covered Agreement negotiations with the European Union (“EU”).
The Covered Agreement addresses three areas of prudential supervision: reinsurance, group supervision and the exchange of information between the U.S. and EU. In September 2017, the U.S. and EU signed the Covered Agreement. Each party has begun the process of completing its internal requirements and procedures (such as amending or promulgating appropriate statutes and regulations) in order for the Covered Agreement to enter into force. Under the Covered Agreement, reinsurance collateral requirements will no longer apply to qualifying EU reinsurers that sell reinsurance to the U.S. market, and U.S. reinsurers operating in the EU market will no longer be subject to “local presence” requirements. The Covered Agreement establishes group supervision practices that apply only to U.S. and EU insurance groups operating in both territories. For instance, the Covered Agreement provides that U.S. insurance groups with operations in the EU will be supervised at the worldwide level only by U.S. insurance regulators, and precludes EU insurance supervisors from exercising solvency and capital requirements over the worldwide operations of U.S. insurers.
U.S. states have five years from the date of signature to remove reinsurance collateral requirements for EU reinsurers that meet certain standards (such as minimum capital and solvency ratios and claims payment standards), while EU member states have two years to revise their “local presence” laws. Under the Dodd-Frank Act, the FIO has preemption authority over state insurance laws that conflict with the Covered Agreement. Accordingly, the NAIC is working on proposed amendments to the NAIC’s Credit for Reinsurance Model Law in order to satisfy the substantive and timing requirements of the Covered Agreement. Additionally, in late December 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a covered agreement with the U.K., which will extend the benefits of the Covered Agreement to the U.K. after Brexit. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be successfully adopted, and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.
The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States' financial stability in the event of the insurer's material financial distress or failure, i.e., a "systemically important financial institution." An insurer so designated by FSOC will be subject to Federal Reserve supervision and heightened prudential standards. As of December 31, 2018, there are no longer any non-bank financial firms, including insurance groups, designated as systemically significant. In November 2017, the U.S. Department of Treasury issued a report recommending certain changes to FSOC’s process for designating non-bank financial companies as systemically significant in order to make the designation process more rigorous, clear and transparent. To date, the FSOC has not updated its rules to reflect these recommendations.
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
International Regulation
Our insurance subsidiaries based in the United Kingdom are regulated by the Prudential Regulation Authority ("PRA") and/or the Financial Conduct Authority ("FCA"). The PRA's primary objectives with regard to insurers are to promote the safety and soundness of insurers and to contribute to the securing of an appropriate degree of protection for current and future policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the United Kingdom financial system, and (iii) to promote effective competition in the interests of consumers in the financial services markets. The PRA and FCA employ a variety of regulatory tools to achieve their objectives, including periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins and individual capital assessment requirements, dividend restrictions, in certain cases, approval requirements governing the appointment of key officers, approval requirements governing controlling ownership interests and various other requirements. Certain of our U.K. subsidiaries are authorized by the PRA to effect and carry out contracts of insurance (which includes reinsurance) in the U.K. and are regulated by both the PRA and the FCA for prudential and conduct of business matters respectively.
Our Lloyd's managing agency is regulated by the PRA, FCA and Lloyd's, and the Lloyd's syndicate business is subject to Lloyd's supervision. Through Lloyd's, we are licensed to write business in various countries throughout the world by virtue of Lloyd's international licenses. In each such country, we are subject to the laws and insurance regulation of that country. Our insurance subsidiary based in Liechtenstein is regulated by the Financial Market Authority of Liechtenstein, which has regulatory tools analogous to those of the U.K. regulators noted above.  Additionally, U.K. and Liechtenstein laws and regulations also impact us as “controllers” of our European-regulated subsidiaries, whereby we are required to notify the appropriate authorities about significant events relating to such regulated subsidiaries' controllers (i.e. persons or entities which have certain levels of direct or indirect voting power or economic interests in the regulated entities) as well as changes of control, and to submit annual reports regarding their controllers. The PRA/FCA's Senior Managers and Certification Regime and analogous regulation in Liechtenstein further provide regulatory frameworks for standards of fitness and propriety, conduct and accountability for individuals in positions of responsibility at insurers. In addition, certain employees are individually registered at Lloyd's.
An insurance company with authorization to write insurance business in the U.K. may currently provide cross-border services in the other member states of the European Economic Area (“EEA”), a group including member states of the European Union (“EU”) in addition to Switzerland, Norway, Liechtenstein and Iceland. These rights may be restricted or modified depending on the United Kingdom’s planned withdrawal from the EU and/or EEA-See below “Risks Relating To Our Business-The United Kingdom leaving the EU could adversely affect our business” for more information.

Our insurance business throughout the EU and EEA is subject to "Solvency II", an insurance regulatory regime governing, among other things, capital adequacy and risk management which became effective on January 1, 2016. Lloyd’s applies a  capital adequacy test to all Lloyd’s syndicates, including our syndicate, that is based on Solvency II principles. Solvency II provides for the supervision of group solvency. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II. Currently, the U.S. system of insurance regulation relating to group supervision is not deemed "equivalent" to Solvency II by European Union authorities. However, we have received a waiver from the PRA, subject to conditions, with respect to the PRA's supervision of our group, which waives the requirement on us to maintain a group solvency capital requirement as calculated under Solvency II rules. The Covered Agreement also prohibits any EU supervisor from exercising group-wide supervision at any level above the highest company organized in the country of that supervisor.
We must also comply with the recently enacted EU General Data Protection Regulation (“GDPR”), which took effect in May 2018. The regulation’s goal is to impose increased individual rights and protections for all personal data located in or originating from the EU. GDPR is extraterritorial in that it applies to all businesses in the EU and any business outside the EU that process EU personal data of individuals in the EU. Moreover, there are significant fines associated with non-compliance. In particular, as the European member states reframe their national legislation to prepare for and harmonize with the GDPR, we will need to monitor our compliance with all relevant member states' laws and regulations, including where permitted derogations from the GDPR are introduced. The introduction of the GDPR, and any resultant changes in EU member states’ national laws and regulations, may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection and use of data, and may require us to change our business practices regarding these matters.
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
Employees
As of January 31, 2019, we employed 7,448 individuals. Of this number, our subsidiaries employed 7,310 persons and the remaining persons were employed at the parent company.

Other Information about the Company's Business
We maintain an interest in the acquisition and startup of complementary businesses and continue to evaluate possible acquisitions and new ventures on an ongoing basis. In addition, our operating units develop new coverages or enter lines of business to meet the needs of insureds.
Seasonal weather variations and other events affect the severity and frequency of losses sustained by the insurance and reinsurance operating units. Although the effect on our business of catastrophes such as tornadoes, hurricanes, hailstorms, wildfires, earthquakes and terrorist acts may be mitigated by reinsurance, they nevertheless can have a significant impact on the results of any one or more reporting periods.
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
The results of companies in the property casualty insurance industry historically have been subject to significant fluctuations and uncertainties in demand and pricing, causing cyclical changes in the insurance and reinsurance industry. The demand for insurance is influenced primarily by general economic conditions, while the supply of insurance is often directly related to available capacity or the perceived profitability of the business. In recent years, we have faced significant competition in our business, as a result of new entrants and capital providers, as well as existing insurers seeking to gain market share. As a result, premium rates have increased at a modest pace for certain lines of business, while they have decreased in others. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return have impacted rate adequacy, with interest rates remaining at or near historic lows. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known as premiums usually are determined long before claims are reported. These factors could produce results that would have a negative impact on our results of operations and financial condition.
We face significant competitive pressures in our businesses, which have pressured premium rates in certain areas and could harm our ability to maintain or increase our profitability and premium volume.
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
Over the past several years, increased supply has led to significant competition in our business. Our E&S operating units have also encountered competition from admitted companies seeking to increase market share. Although insurance prices have generally increased for most lines of business since 2011, the rate of increase declined in more recent years before beginning to modestly accelerate again. Loss costs have also increased over that period of time. With the low level of interest rates available, current price levels for certain lines of business remain below the prices required for us to achieve our long-term return objectives. We expect to continue to face strong competition in these and our other lines of business and, as a result, pressure on pricing and policy terms and conditions.
In recent years, various types of investors have increasingly sought to participate in the property and casualty insurance and reinsurance industries. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, or existing competitors that receive substantial infusions of capital or access to third-party capital, provide increasing competition, which may adversely impact our business and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely on reinsurance and, as a consequence, those insurers may be able to price their products more competitively.  In addition, technology companies or other third parties have created, and may in the future create, technology-enabled business models, processes, platforms or alternate distribution channels that may adversely impact our competitive position.
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
Our gross reserves for losses and loss expenses were approximately $12.0 billion as of December 31, 2018. Our loss reserves reflect our best estimates of the cost of settling claims and related expenses with respect to insured events that have occurred.
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
As industry practices and economic, legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

•	judicial expansion of policy coverage and a greater propensity to grant claimants more favorable amounts and the impact of new theories of liability;

•	plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claims-handling and other practices;

•	social inflation trends, including higher and more frequent claims, more favorable judgments and legislated increases;

•	medical developments that link health issues to particular causes, resulting in liability claims; and

•	claims relating to unanticipated consequences of current or new technologies, including cyber security related risks; and claims relating to potentially changing climate conditions; and

•	increased claims due to third party funding of litigation.
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
Property casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, catastrophe losses net of reinsurance recoveries were $105 million in 2018, $184 million in 2017, and $105 million in 2016. Similarly, man-made catastrophes can also have a material impact on our financial results.
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
To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), for up to 82% of our losses for certain property/casualty lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial property and casualty insurance. Based on our 2018 earned premiums, our aggregate deductible under TRIPRA during 2019 is approximately $969 million. TRIPRA is currently in effect through December 31, 2020. In addition, the coverage provided under TRIPRA does not apply to reinsurance that we write.
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
The Dodd-Frank Act effected sweeping changes to financial services regulation in the United States. The Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also established a Federal Insurance Office (“FIO”) which is authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the United States financial stability in the event of the insurer's material financial distress or failure. The potential impact of the Dodd-Frank Act, as amended by the recent Economic Growth Act, on the U.S. insurance business is not clear. Our business could be affected by changes, whether as a result of the Dodd-Frank Act or otherwise, to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.
Although state regulation is the primary form of regulation of insurance and reinsurance in the United States, in addition to the changes brought about by the Dodd-Frank Act, Congress has considered various proposals relating to the creation of an optional federal charter and repeal of the insurance company antitrust exemption from the McCarran-Ferguson Act. We may be subject to potentially increased federal oversight as a financial institution. In addition, the current administration and the volatile political environment may increase the chance of other federal legislative and regulatory changes that could affect us in ways we cannot predict.
With respect to international measures, Solvency II, the EU regime concerning the capital adequacy, risk management and regulatory reporting for insurers and reinsurers may affect our insurance businesses. Implementation of Solvency II in EU member states occurred on January 1, 2016, and as the Solvency II regime evolves over time, we may be required to utilize a significant amount of resources to ensure compliance. In addition, despite the waiver of the Solvency II group capital requirements we received, Solvency II may have the effect of increasing the capital requirements of our EU domiciled insurers. Additionally, our capital requirements and compliance requirements may be adversely affected if the EU commission does not deem the insurance regulatory regimes of the jurisdictions outside the EU in which we have insurance or reinsurance companies domiciled to be "equivalent" to Solvency II. If our compliance with Solvency II or any other regulatory regime is challenged, we may be subject to monetary or other penalties. In addition, in order to ensure compliance with applicable regulatory requirements or as a result of any investigation, including remediation efforts, we could be required to incur significant expenses and undertake additional work, which in turn may divert resources from our business.
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
The United Kingdom leaving the EU could adversely affect our business.
The 2016 U.K. referendum on its membership in the EU resulted in a majority of U.K. voters voting in favor of the U.K. leaving the EU (“Brexit”). On March 29, 2017, the U.K. government formally notified the European Council of the U.K.’s intention to withdraw from the EU. The member withdrawal provisions in the EU treaty provide that the U.K. and the EU will negotiate a withdrawal agreement by March 29, 2019 (unless such deadline is extended by unanimous vote of the EU member states). As part of the sequenced approach to the talks set out by the EU, sufficient progress needs to be made on the withdrawal arrangements before any talks on a future trade deal between the EU and the U.K. can begin. In November 2018, the U.K. and EU announced agreement on a draft text of a withdrawal agreement, which would include the application of transitional provisions under which EU law would broadly remain in force in the U.K. until the end of 2020. However, there is uncertainty as to whether the withdrawal agreement, which is subject to approval of the U.K. Parliament and has been rejected in its current form, will actually be entered. In the absence of such an agreement, there would be no transitional provisions and a "hard" Brexit would occur on March 29, 2019, unless the U.K. Government were to revoke its withdrawal notice or if the two year period to reach agreement were extended.
Depending on the terms of the withdrawal, the U.K. could lose access to the single EU market and to free trade deals with several countries that already have agreements with the EU. Such a decline in trade could affect the attractiveness of the U.K. and impact our U.K. business. We also face risks associated with the potential uncertainty and consequences related to Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time.  Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K. and the EU. Any of these potential effects, and others we cannot anticipate, could adversely affect our results of operations or financial condition.
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
We purchase reinsurance by transferring part of the risk that we have assumed, known as ceding, to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. Accordingly, we bear credit risk with respect to our reinsurers, and if our reinsurers fail to pay us, our financial results would be adversely affected. Underwriting results and investment returns of some of our reinsurers may affect their future ability to pay claims. As of December 31, 2018, the amount due from our reinsurers was approximately $1,932 million, including amounts due from state funds and industry pools where it was intended that we would bear no risk. Certain of these amounts are secured by letters of credit or by funds held in trust on our behalf.
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
Tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, fundamentally overhauled the U.S. tax system by, among other things, reducing the U.S. corporate income tax rate to 21%, repealing the corporate alternative minimum tax, limiting the deductibility of business interest expense, introducing a base erosion and anti-avoidance tax aimed at cross-border deductible payments to related foreign persons, moving closer to a territorial system of taxing earnings generated through foreign subsidiaries and imposing a one-time deemed repatriation tax on certain post-1986 undistributed earnings of foreign subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the Act also modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. Although we believe that the changes introduced by the Act should generally benefit us, we are unable to predict the ultimate impact of the Act and its implementing regulations. In addition, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us. New regulations or pronouncements interpreting or clarifying provisions of the Act may be forthcoming. We cannot predict if, when or in what form such regulations or pronouncements may be provided, whether such guidance will have a retroactive effect or their potential impact on us.
Risks Relating to Our Investments
A significant amount of our assets is invested in fixed maturity securities and is subject to market fluctuations.
Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2018, our investment in fixed maturity securities was approximately $13.6 billion, or 73.5% of our total investment portfolio, including cash and cash equivalents. As of that date, our portfolio of fixed maturity securities consisted of the following types of securities: U.S. Government securities (5.2%); state and municipal securities (28.9%); corporate securities (30.3%); asset-backed securities (17.9%); mortgage-backed securities (11.8%) and foreign government (5.9%).
The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair value of fixed maturity securities generally decreases as interest rates rise. If significant inflation or an increase in interest rates were to occur, the fair value of our fixed maturity securities would be negatively impacted. Conversely, if interest rates decline, investment income earned from future investments in fixed maturity securities will be lower. Some fixed maturity securities, such as mortgage-backed and other asset-backed securities, also carry prepayment risk as a result of interest rate fluctuations. Additionally, given the low interest rate environment, we may not be able to successfully reinvest the proceeds from maturing securities at yields commensurate with our target performance goals.
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
We invest a portion of our investment portfolio in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. At December 31, 2018, our investment in these assets was approximately $4.1 billion, or 22.1%, of our investment portfolio, including cash and cash equivalents.
Merger and arbitrage trading securities were $452.6 million, or 2.4% of our investment portfolio, including cash and cash equivalents at December 31, 2018. Merger arbitrage involves investing in the securities of publicly held companies that are the targets in announced tender offers and mergers. Merger arbitrage differs from other types of investments in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period, usually four months or less. Our merger arbitrage positions are exposed to the risk associated with the completion of announced deals, which are subject to regulatory as well as political and other risks.
Real estate related investments, including directly owned, investment funds and loans receivable, were $2.7 billion, or 14.4% of our investment portfolio, including cash and cash equivalents, at December 31, 2018. We also invest in aviation and rail equipment funds, credit-related funds and energy and other investment funds. The values of these investments are subject to fluctuations based on changes in the economy and interest rates in general and the related asset valuations in particular. In addition, our investments in real estate related assets and other alternative investments are less liquid than our other investments.
These investments are subject to significant volatility as a result of the conditions in the financial and commodity markets and the global economy.
Risks Relating to Purchasing Our Securities
We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts.
As an insurance holding company, our principal assets are the shares of capital stock of our insurance company subsidiaries. We have to rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, paying dividends to stockholders and repurchasing our shares and paying corporate expenses. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. During 2019, the maximum amount of dividends that can be paid without regulatory approval is approximately $1.1 billion. As a result, in the future we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations, pay dividends or repurchase shares.
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

ITEM 2. PROPERTIES

W. R. Berkley and its subsidiaries own or lease office buildings or office space suitable to conduct their operations. At December 31, 2018, the Company had aggregate office space of 4,074,969 square feet, of which 1,153,563 were owned and 2,921,406 were leased.
Rental expense for the Company's operations was approximately $45,778,000, $52,925,000 and $47,453,000 for 2018, 2017 and 2016, respectively. Future minimum lease payments, without provision for sublease income, are $46,592,000 in 2019, $43,504,000 in 2020 and $180,126,000 thereafter.

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

In 2018, the Board declared regular quarterly cash dividends of $0.14 per share in first quarter, and $0.15 per share in each of the remaining three quarters, plus three additional special dividends of $0.50 per share each. Subject to availability, the Board currently expects to continue such regular quarterly cash dividends.

The approximate number of record holders of the common stock on February 19, 2019 was 323.

The chart below shows a comparison of 5 year cumulative total return.
Comparison of 5 Year Cumulative Total Return
Assumes initial investment of $100 on January 1, 2014, with dividends reinvested.

The S&P 500® Property and Casualty Insurance Index consists of Allstate Corporation, Chubb, Ltd., Cincinnati Financial Corporation, Progressive Corporation, and The Travelers Companies, Inc.

		2013	2014	2015	2016	2017	2018
W. R. Berkley Corporation	Cum $	100.00	121.61	131.05	163.48	180.12	188.43
S&P 500 Index - Total Returns	Cum $	100.00	113.69	115.26	129.05	157.22	150.32
S&P 500 Property and Casualty Insurance Index	Cum $	100.00	115.74	126.77	146.68	179.52	171.10
Set forth below is a summary of the shares repurchased by the Company during the fourth quarter of 2018 and the remaining number of shares authorized for purchase by the Company during such period.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2018	—	—	—	9,167,997
November 2018	—	—	—	9,167,997
December 2018	256,600	69.96	256,600	8,911,397

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Net premiums written	$6,433,227	$6,260,508	$6,423,913	$6,189,515	$5,996,947
Net premiums earned	6,371,505	6,311,419	6,293,348	6,040,609	5,744,418
Net investment income	674,235	575,788	564,163	512,645	600,885
Net realized and unrealized gains on investments	154,488	335,858	267,005	92,324	254,852
Revenues from non-insurance businesses	372,985	326,165	390,348	421,102	410,022
Insurance service fees	117,757	134,729	138,944	139,440	117,443
Total revenues	7,691,651	7,684,764	7,654,184	7,206,457	7,128,928
Interest expense	157,185	147,297	140,896	130,946	128,174
Income before income taxes	812,094	772,770	896,438	732,030	952,196
Income tax expense	(163,028)	(219,433)	(292,953)	(227,923)	(302,593)
Noncontrolling interests	(8,317)	(4,243)	(1,569)	(413)	(719)
Net income to common stockholders	640,749	549,094	601,916	503,694	648,884
Data per common share:
Net income per basic share	5.06	4.40	4.91	4.06	5.07
Net income per diluted share	5.00	4.26	4.68	3.87	4.86
Common stockholders’ equity	44.57	44.53	41.65	37.31	36.21
Cash dividends declared	2.09	1.55	1.51	0.47	1.43
Weighted average shares outstanding:
Basic	126,699	124,843	122,651	124,040	127,874
Diluted	128,264	129,018	128,553	130,189	133,652
Investments	$17,723,089	$17,450,508	$16,649,792	$15,351,467	$15,591,824
Total assets	24,895,977	24,299,917	23,364,844	21,730,967	21,716,691
Reserves for losses and loss expenses	11,966,448	11,670,408	11,197,195	10,669,150	10,369,701
Senior notes and other debt	1,882,028	1,769,052	1,760,595	1,844,621	2,115,527
Subordinated debentures	907,491	728,218	727,630	340,320	340,060
Common stockholders’ equity	5,437,851	5,411,344	5,047,208	4,600,246	4,589,945

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
The profitability of the Company’s insurance business is affected primarily by the adequacy of premium rates. The ultimate adequacy of premium rates is not known with certainty at the time an insurance policy is issued because premiums are determined before claims are reported. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and other disasters, regulatory measures and court decisions that define and change the extent of coverage and the effects of economic inflation on the amount of compensation for injuries or losses. General insurance prices are also influenced by available insurance capacity, i.e., the level of capital employed in the industry, and the industry’s willingness to deploy that capital.
The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities. Returns available on fixed maturity investments have been at low levels for an extended period, although recently interest rates have increased.
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
Effective January 1, 2018, the Company adopted new accounting standards including ASU 2014-09, Revenue from Customers, ASU 2016-01, Financial Instruments and ASU 2018-02, Reporting Comprehensive Income. Refer to Note 1 in the financial statements for further information on the accounting guidance and impact of its adoption on the Company's results and financial position.
On February 21, 2019, the Company announced that its Board of Directors approved a 3-for-2 common stock split to be paid in the form of a stock dividend to holders of record on March 14, 2019. The additional shares are expected to be issued on April 2, 2019.

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
The key assumptions used in calculating the most recent estimate of the loss reserves are reviewed each quarter and adjusted, to the extent necessary, to reflect the latest reported loss data, current trends and other factors observed. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. The following table reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity, relative to our assumptions, on our loss estimate for claims occurring in 2018:

(In thousands)	Frequency (+/-)
Severity (+/-)	1%	5%	10%
1%	$78,922	$237,553	$435,840
5%	237,553	402,465	608,606
10%	435,840	608,606	824,563
Our net reserves for losses and loss expenses of approximately $10.2 billion as of December 31, 2018 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $1.6 billion, or 15%, of the Company’s net loss reserves as of December 31, 2018 relate to the Reinsurance segment. There is a higher degree of uncertainty and greater variability regarding estimates of assumed loss reserves because those estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is extended. Management considers the impact of delayed reporting in its selection of assumed loss development factors.

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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment as of December 31, 2018 and 2017:

(In thousands)	2018	2017
Insurance	$8,675,042	$8,341,622
Reinsurance	1,573,841	1,715,292
Net reserves for losses and loss expenses	10,248,883	10,056,914
Ceded reserves for losses and loss expenses	1,717,565	1,613,494
Gross reserves for losses and loss expenses	$11,966,448	$11,670,408
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business as of December 31, 2018 and 2017:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
December 31, 2018
Other liability	$1,307,068	$2,359,978	$3,667,046
Workers’ compensation (1)	1,570,200	1,262,627	2,832,827
Professional liability	306,018	659,595	965,613
Commercial automobile	365,253	290,218	655,471
Short-tail lines (2)	294,122	259,963	554,085
Total Insurance	3,842,661	4,832,381	8,675,042
Reinsurance (1)	872,068	701,773	1,573,841
Total	$4,714,729	$5,534,154	$10,248,883
December 31, 2017
Other liability	$1,261,957	$2,189,596	$3,451,553
Workers’ compensation (1)	1,543,379	1,242,501	2,785,880
Professional liability	295,269	618,107	913,376
Commercial automobile	364,900	269,942	634,842
Short-tail lines (2)	297,777	258,194	555,971
Total Insurance	3,763,282	4,578,340	8,341,622
Reinsurance (1)	919,497	795,795	1,715,292
Total	$4,682,779	$5,374,135	$10,056,914
____________________

(1)	Reserves for excess and assumed workers’ compensation business are net of an aggregate net discount of $563 million and $591 million as of December 31, 2018 and 2017, respectively.

(2)	Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
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
Net prior year development (i.e, the sum of prior year reserve changes and prior year earned premiums changes) for each of the last three years ended December 31, are as follows:

(In thousands)	2018	2017	2016
(Increase) decrease in prior year loss reserves	$(6,831)	$5,165	$29,904
Increase in prior year earned premiums	45,638	32,162	29,000
Net favorable prior year development	$38,807	$37,327	$58,904

Favorable prior year development (net of additional and return premiums) was $39 million in 2018.
Insurance - Reserves for the Insurance segment developed favorably by $43 million in 2018. The favorable development was primarily attributable to workers' compensation business, partially offset by unfavorable development for professional liability business.
For workers' compensation, the favorable development was spread across many accident years, including prior to 2009, but was most significant in accident years 2015 through 2017. The favorable workers' compensation development reflects a continuation during 2018 of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The long term trend of declining workers' compensation frequency can be attributable to improved workplace safety. Loss severity trends were also aided by our continued investment in claims handling initiatives such as medical case management services and vendor savings through usage of preferred provider networks. Reported workers' compensation losses in 2018 continued to be better than our expectations at most of our operating units, and were below the assumptions underlying our previous reserve estimates.
For professional liability business, adverse development was primarily related to unexpected large directors and officers (“D&O”) liability losses at one of our U.S. operating units, as well as lawyers professional liability losses at another operating unit. The adverse development stemmed primarily from accident years 2015 and 2016, and was driven by a higher frequency of large losses than we had experienced in previous years.
Reinsurance - Reserves for the Reinsurance segment developed unfavorably by $4 million in 2018. The unfavorable development was primarily due to U.S. casualty facultative business from accident years 2009 and prior related to construction projects, and was largely offset by favorable development on assumed excess of loss workers' compensation business.
Favorable prior year development (net of additional and return premiums) was $37 million in 2017.
Insurance - Reserves for the Insurance segment developed favorably by $68 million in 2017. The favorable development was primarily attributable to workers' compensation business, and was partially offset by unfavorable development for professional liability business.
For workers' compensation, the favorable development was related to both primary and excess business and was spread across many accident years, including those prior to 2008, but was most significant in accident years 2014 through 2016. The favorable workers' compensation development reflects a continuation during 2017 of the generally benign loss cost trends experienced in recent years, particularly the favorable claim frequency trends (i.e. number of reported claims per unit of exposure). Reported workers' compensation losses in 2017 continued to be better than our expectations at most of our operating units, and were below the assumptions underlying our previous reserve estimates. The favorable severity trends were also impacted by our continued investment in medical case management services and the higher usage of preferred provider networks. The long term trend of declining workers' compensation frequency can be attributed to improved workplace safety.
For professional liability business, adverse development was primarily related to unexpected large D&O liability losses at one of our U.S. operating units, and large professional indemnity and D&O losses in the U.K. The adverse development stemmed mainly from accident years 2013 through 2016 in the U.S. and 2011 through 2016 in the U.K.
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
For workers' compensation, the favorable development was related to both primary and excess business and to many accident years, including those prior to 2007. During 2016, reported workers' compensation losses continued to be better than our expectations at most of our operating units. Loss frequency and severity trends continued to be better than the assumptions underlying our previous reserve estimates. Loss severity trends also benefited from our continued investment in medical case management services and from our preferred provider networks. The long term trend of declining workers' compensation frequency can be attributed to improved workplace safety.

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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,793 million and $1,855 million at December 31, 2018 and December 31, 2017, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $563 million and $591 million at December 31, 2018 and 2017, respectively. At December 31, 2018, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2018) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2018), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $41 million and $56 million at December 31, 2018 and 2017, respectively. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
The following table provides a summary of fixed maturity securities in an unrealized loss position as of December 31, 2018:

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Unrealized loss less than 20% of amortized cost	1,068	$7,823,120	$201,258
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	6	14,553	6,435
Twelve months and longer	4	23,837	7,870
Total	1,078	$7,861,510	$215,563
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2018 is presented in the table below.

($ in thousands)	Number of Securities	Aggregate Fair Value	Unrealized Loss
Foreign government	13	$140,854	$21,411
Corporate	13	120,078	13,111
Asset-backed securities	5	14,662	2,593
Mortgage-backed securities	5	8,741	69
Total	36	$284,335	$37,184
The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized loss is due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due and does not consider any of these securities to be OTTI. For the year ended December 31, 2018, OTTI for fixed maturity securities recognized in earnings were $5.7 million. For the year ended December 31, 2017, there were no OTTI for fixed maturity securities.
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million for both December 31, 2018 and 2017.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of December 31, 2018:

(In thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,351,637	98.7%
Syndicate manager	34,304	0.3
Directly by the Company based on:
Observable data	142,137	1.0
Cash flow model	99	—
Total	$13,528,177	100.0%
Independent pricing services - Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2018, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Years Ended December 31, 2018 and 2017
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of net premiums earned), expense ratios (underwriting expenses expressed as a percentage of net premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the years ended December 31, 2018 and 2017. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

(In thousands)	2018	2017
Insurance
Gross premiums written	$7,157,370	$6,869,831
Net premiums written	5,952,861	5,715,871
Net premiums earned	5,864,981	5,706,443
Loss ratio	61.8%	61.6%
Expense ratio	32.5	32.9
GAAP combined ratio	94.3	94.5
Reinsurance
Gross premiums written	$545,124	$607,132
Net premiums written	480,366	544,637
Net premiums earned	506,524	604,976
Loss ratio	68.7%	80.2%
Expense ratio	37.7	37.4
GAAP combined ratio	106.4	117.6
Consolidated
Gross premiums written	$7,702,494	$7,476,963
Net premiums written	6,433,227	6,260,508
Net premiums earned	6,371,505	6,311,419
Loss ratio	62.4%	63.4%
Expense ratio	32.9	33.3
GAAP combined ratio	95.3	96.7

Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the years ended December 31, 2018 and 2017.

(In thousands, except per share data)	2018	2017
Net income to common stockholders	$640,749	$549,094
Weighted average diluted shares	128,264	129,018
Net income per diluted share	$5.00	$4.26
The Company reported net income of $641 million in 2018 compared to $549 million in 2017. The 17% increase in net income was primarily due to an after-tax increase in net investment income of $79 million, mainly driven by growth in the fixed maturity security portfolio, higher interest rates and an increase in investment funds, an after-tax increase in underwriting income of $72 million, a $34 million increase in after-tax foreign currency gains, an after-tax increase in non-insurance businesses of $6 million, and a $60 million decrease in tax expense primarily due to the reduction of the federal corporate tax rate from 35% to 21%, partially offset by a decrease in after-tax net investment gains of $145 million, an after-tax increase in interest expense of $8 million, an after-tax reduction in insurance service fee income of $4 million, and an after-tax increase in corporate expenses of $2 million. The number of weighted average diluted shares decreased slightly primarily due to share repurchases.
Premiums. Gross premiums written were $7,702 million in 2018, an increase of 3% from $7,477 million in 2017. The increase was due to an increase in the Insurance segment of $287 million, partially offset by a decrease in the Reinsurance segment of $62 million. Approximately 78% of policies expiring in 2018 were renewed and 79% of policies expiring in 2017 were renewed.
Average renewal premium rates (adjusted for change in exposures) increased 2.5% in 2018, 0.9% in 2017 and 0.3% in 2016.

A summary of gross premiums written in 2018 compared with 2017 by line of business within each business segment follows:

•
Insurance gross premiums increased 4% to $7,157 million in 2018 from $6,870 million in 2017. Gross premiums increased $156 million (7%) for other liability, $87 million (12%) for professional liability, $64 million (4%) for short-tail lines and $54 million (7%) for commercial auto, and decreased $74 million (4%) for workers' compensation.

•
Reinsurance gross premiums decreased 10% to $545 million in 2018 from $607 million in 2017. Gross premiums written decreased $38 million (19%) for property lines and decreased $24 million (6%) for casualty lines.

Net premiums written were $6,433 million in 2018, an increase of 3% from $6,261 million in 2017. Ceded reinsurance premiums as a percentage of gross written premiums were 17% and 16% in 2018 and 2017, respectively.
Premiums earned increased 1% to $6,372 million in 2018 from $6,311 million in 2017. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly recent rate increases will be earned over the upcoming quarters. Premiums earned in 2018 are related to business written during both 2018 and 2017. Audit premiums were $192 million in 2018 compared with $172 million in 2017.
Net Investment Income. Following is a summary of net investment income for the years ended December 31, 2018 and 2017:

	Amount		Average Annualized Yield
(In thousands)	2018	2017	2018	2017
Fixed maturity securities, including cash and cash equivalents and loans receivable	$519,269	$473,101	3.6%	3.3%
Investment funds	109,349	68,169	8.8	5.7
Arbitrage trading account	28,157	19,145	4.7	3.6
Real estate	18,591	19,975	1.0	1.5
Equity securities	3,230	2,350	1.4	1.1
Gross investment income	678,596	582,740	3.7	3.3
Investment expenses	(4,361)	(6,952)	—	—
Total	$674,235	$575,788	3.7%	3.3%
Net investment income increased 17% to $674 million in 2018 from $576 million in 2017 primarily due to an increase in income from fixed maturity securities of $46 million, a $41 million increase in investment funds, a $9 million increase in arbitrage trading account and a decrease in investment expenses of $2 million, partially offset by a decrease in real estate of $1 million. Investment funds are reported on a one quarter lag. The average annualized yield for fixed maturity securities was 3.6% in 2018 and 3.3% in 2017; accordingly, the increase in fixed maturity securities income was mainly the result of a larger investment portfolio and higher interest rates. The effective duration of the fixed maturity portfolio was 2.8 years at December 31, 2018, down from 3.0 years at December 31, 2017. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market adjustments on the portfolio and positioned the Company to take advantage of rising interest rates. Average invested assets, at cost (including cash and cash equivalents), were $18.4 billion in 2018 and $17.5 billion in 2017.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator, and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees were $118 million in 2018 and $135 million in 2017. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income (other than those equity securities accounted for under the equity method of accounting or those that result in consolidation of the investee). Net realized and unrealized gains on investments were $154 million in 2018 compared with $336 million in 2017. In 2018, the gains reflected net realized gains on investment sales of $480 million reduced by a change in unrealized gains on equity securities of $320 million as well as $6 million in OTTI. In 2017, realized gains were primarily related to the sale of an investment in an office building located in Washington, D.C. and the sale of shares of a publicly traded common stock.
Other-Than-Temporary Impairments. The cost of securities is adjusted when appropriate to include a provision for a decline in value that is considered to be other-than-temporary. In 2018, there was $6 million other-than-temporary impairments. There was no other-than-temporary impairments in 2017.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses increased to $373 million in 2018 from $326 million in 2017, primarily due to the purchase of a business in the second half of 2018 and revenues from a textile business purchased in March 2017.
Losses and Loss Expenses. Losses and loss expenses decreased to $3,975 million in 2018 from $4,002 million in 2017. The consolidated loss ratio was 62.4% in 2018 and 63.4% in 2017. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $105 million in 2018 compared with $184 million in 2017. The more significant 2017 catastrophe losses largely related to hurricanes Harvey, Irma, and Maria, along with two earthquakes in Mexico. Favorable prior year reserve development (net of premium offsets) was $39 million in 2018 compared with $37 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.2 points to 61.3% in 2018 from 61.1% in 2017.
A summary of loss ratios in 2018 compared with 2017 by business segment follows:

•
Insurance - The loss ratio of 61.8% in 2018 was 0.2 points higher than the loss ratio of 61.6% in 2017. Catastrophe losses were $76 million in 2018 compared with $107 million in 2017. Favorable prior year reserve development was $43 million in 2018 compared with $68 million in 2017. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.3 points to 61.2% in 2018 from 60.9% in 2017.

•
Reinsurance - The loss ratio of 68.7% in 2018 was 11.5 points lower than the loss ratio of 80.2% in 2017. Catastrophe losses were $29 million in 2018 compared with $77 million in 2017. Adverse prior year reserve development was $4 million in 2018 compared with adverse prior year reserve development $31 million in 2017. Adverse prior year development in 2017 was largely due to the impact of the change in Ogden discount rate in the U.K. and adverse development related to the U.S. facultative excess of loss business. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.2 points to 62.1% in 2018 from 62.3% in 2017.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

(In thousands)	2018	2017
Policy acquisition and insurance operating expenses	$2,098,881	$2,101,024
Insurance service expenses	118,357	129,776
Net foreign currency (gains) losses	(27,067)	15,267
Other costs and expenses	193,050	190,865
Total	$2,383,221	$2,436,932
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses remained flat and net premiums earned increased 1% from 2017. The expense ratio (policy acquisition and insurance operating expenses expressed as a percentage of premiums earned) was 32.9% in 2018 and 33.3% in 2017.
Service expenses, which represent the costs associated with the fee-based businesses, decreased 9% to $118 million in 2018 from $130 million in 2017. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018.
Net foreign currency (gains) losses result from transactions denominated in a currency other than an operating unit’s functional currency. Net foreign currency gains were $27 million in 2018 compared to losses of $15 million in 2017, resulting from the strengthening U.S. dollar and the change of functional currency for the Company's Argentine operations to the U.S. dollar as of July 1, 2018. The Argentine economy was determined to be highly inflationary under GAAP requiring the change in functional currency beginning with the third quarter of 2018.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $193 million in 2018 from $191 million in 2017.

Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $364 million in 2018 compared to $325 million in 2017. The increase mainly relates to a new business purchased in the second half of 2018 as well as the textile business purchased in March 2017.
Interest Expense. Interest expense was $157 million in 2018 compared with $147 million in 2017. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $116 million, which was primarily attributable to a non-recourse mortgage loan on a real estate property in Florida.
Income Taxes. The effective income tax rate was 20% in 2018 compared to 28% in 2017. The decrease in the effective tax rate in 2018 from 2017 was primarily due to the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate tax rate from 35% to 21%.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $70 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
A summary of gross premiums written in 2017 compared with 2016 by line of business within each business segment follows:

•
Insurance gross premiums increased 1% to $6,870 million in 2017 from $6,796 million in 2016. Gross premiums increased $40 million (6%) for commercial auto, $37 million (5%) for professional liability, $6 million (less than 1%) for other liability, and $4 million (less than 1%) for short-tail lines, partially offset by a decrease of $13 million (1%) for workers' compensation.

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

Investments
As part of its investment strategy, the Company establishes a level of cash and highly liquid short-term and intermediate-term securities that, combined with expected cash flow, it believes is adequate to meet its payment obligations. Due to the low fixed maturity investment returns, the Company invests in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
The Company also attempts to maintain an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration of the investment portfolio was 2.8 years and 3.0 years at December 31, 2018 and 2017, respectively. The Company’s investment portfolio and investment-related assets as of December 31, 2018 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$702,240	3.8%
State and municipal:
Special revenue	2,425,868	13.1
Pre-refunded (1)	430,169	2.3
Local general obligation	425,337	2.3
State general obligation	384,706	2.1
Corporate backed	274,409	1.5
Total state and municipal	3,940,489	21.3
Mortgage-backed securities:
Agency	920,496	5.0
Commercial	342,666	1.8
Residential-Prime	303,229	1.6
Residential-Alt A	38,899	0.2
Total mortgage-backed securities	1,605,290	8.6
Asset-backed securities	2,438,747	13.2
Corporate:
Industrial	2,257,821	12.2
Financial	1,463,922	7.9
Utilities	329,175	1.8
Other	60,393	0.3
Total corporate	4,111,311	22.2
Foreign government	808,735	4.4
Total fixed maturity securities	13,606,812	73.5
Equity securities available for sale:
Preferred stocks	180,814	1.0
Common stocks	98,192	0.5
Total equity securities available for sale	279,006	1.5
Real estate	1,957,092	10.5
Investment funds	1,332,818	7.2
Cash and cash equivalents	817,602	4.4
Arbitrage trading account	452,548	2.4
Loans receivable	94,813	0.5
Total investments	$18,540,691	100.0%
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
Equity Securities. Equity securities primarily represent investments in common and preferred stocks in companies with potential growth opportunities in different sectors, mainly in the financial institutions sector.
Investment Funds. At December 31, 2018, the carrying value of investment funds was $1,333 million, including investments in real estate funds of $642 million, energy funds of $75 million, and other funds of $616 million. Investment funds are primarily reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At December 31, 2018, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, and an office building in London. In addition, there is a mixed-use project in Washington D.C. under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an amortized cost of $95 million and an aggregate fair value of $97 million at December 31, 2018. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of December 31, 2018. Loans receivable include real estate loans of $62 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $33 million that are secured by business assets and have fixed interest rates and varying maturities not exceeding 10 years.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities decreased to $620 million in 2018 from $711 million in 2017, primarily due to the timing of loss and loss expense payments, certain long-term incentive plan payments and payments to tax authorities.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 78% invested in cash, cash equivalents and marketable fixed maturity securities as of December 31, 2018. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At December 31, 2018, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,790 million and a face amount of $2,826 million. The maturities of the outstanding debt are $447 million in 2019, $315 million in 2020, $427 million in 2022, $102 million in 2028, $250 million in 2037, $350 million in 2044, $350 million in 2053, $400 million in 2056 and $185 million in 2058.
In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $116 million, which was primarily attributable to a non-recourse mortgage loan on a real estate property in Florida.
Equity. The Company repurchased 357,600, 731,003 and 2,395,892 shares of its common stock in 2018, 2017 and 2016, respectively. The aggregate cost of the repurchases was $25 million in 2018, $48 million in 2017 and $132 million in 2016. In 2018, the Board declared regular quarterly cash dividends of $0.14 per share in first quarter, and $0.15 per share in each of the remaining three quarters, plus three additional special dividends of $0.50 per share each. At December 31, 2018, total common stockholders’ equity was $5.4 billion, common shares outstanding were 121,995,760 and stockholders’ equity per outstanding share was $44.57.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $8.2 billion at December 31, 2018. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 34% at December 31, 2018 and 32% at December 31, 2017.

Federal and Foreign Income Taxes
The Company files a consolidated income tax return in the U.S. and foreign tax returns in each of the countries in which it has overseas operations. At December 31, 2018, the Company had a gross deferred tax asset (net of valuation allowance) of $370 million (which primarily relates to loss and loss expense reserves and unearned premium reserves) and a gross deferred tax liability of $334 million (which primarily relates to deferred policy acquisition costs and investment funds). The realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

Reinsurance
The Company follows customary industry practice of reinsuring a portion of its exposures in exchange for paying reinsurers a part of the premiums received on the policies it writes. Reinsurance is purchased by the Company principally to reduce its net liability on individual risks and to protect it against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance coverage. The Company monitors the financial condition of its reinsurers and attempts to place its coverages only with financially sound carriers. Reinsurance coverage and retentions vary depending on the line of business, location of the risk and nature of loss. The Company’s reinsurance purchases include the following:

•
Property reinsurance treaties - The Company purchases property reinsurance to reduce its exposure to large individual property losses and catastrophe events. Following is a summary of significant property reinsurance treaties in effect as of January 1, 2019: The Company’s property per risk reinsurance generally covers losses between $2.5 million and $60 million. The Company’s catastrophe excess of loss reinsurance program provides protection for net losses between $15 million and $395 million for the majority of business written by its U.S. Insurance segment operating units and Lloyd's Syndicate, excluding offshore energy. The Company’s catastrophe reinsurance agreements are subject to certain limits, exclusions and reinstatement premiums.

•
Casualty reinsurance treaties - The Company purchases casualty reinsurance to reduce its exposure to large individual casualty losses, workers’ compensation catastrophe losses and casualty losses involving multiple claimants or insureds for the majority of business written by its U.S. companies. A significant casualty treaty (casualty catastrophe) in effect as of January 1, 2019 provides protection for losses between $5 million and $75 million from single events with claims involving two or more insurable interests or for systemic events involving multiple insureds and/or policy years. The treaty also covers casualty contingency losses in excess of $1.5 million and up to $101.5 million. For losses involving two or more claimants for primary workers’ compensation business, coverage is generally in place for losses between $5 million and $270 million. For excess workers’ compensation business, such coverage is generally in place for losses between $25 million and $545 million.

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
Following is a summary of earned premiums and loss and loss expenses ceded to reinsurers for each of the three years ended December 31, 2018:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Earned premiums	$1,236,049	$1,161,936	$1,099,462
Losses and loss expenses	829,742	601,769	707,336
Ceded earned premiums increased 6.4% in 2018 to $1,236 million. The ceded losses and loss expenses ratio increased 15 points to 67% in 2018 from 52% in 2017.

The following table presents the credit quality of amounts due from reinsurers as of December 31, 2018. Amounts due from reinsurers are net of reserves for uncollectible reinsurance of $1 million in the aggregate.

(In thousands)
Reinsurer	Rating	(1)	Amount
Amounts due in excess of $20 million:

Lloyd’s of London	A+		$215,370
Munich Re	AA-		164,131
Alleghany Group	A+		150,438
Swiss Re	AA-		150,280
Partner Re	A+		103,837
Berkshire Hathaway	AA+		87,314
Axis Capital	A+		85,377
Hannover Re Group	AA-		77,351
Everest Re	A+		62,113
Korean Re	A		52,746
Renaissance Re	A+		39,944
Liberty Mutual	A		32,118
Qatar Re	A		27,731
Chubb Limited	AA		24,628
Arch Capital Group	A+		21,260
Other reinsurers:
Rated A- or better			161,251
Secured (2)			109,143
All Others			18,911
Subtotal			1,583,943
Residual markets pools (3)			348,348
Total			$1,932,291
_________________

(1)	S&P rating, or if not rated by S&P, A.M. Best rating.

(2)	Secured by letters of credit or other forms of collateral.

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

Contractual Obligations
Following is a summary of the Company's contractual obligations as of December 31, 2018:

(In thousands)
Estimated Payments By Periods	2019	2020	2021	2022	2023	Thereafter
Gross reserves for losses	$3,137,565	$2,154,391	$1,609,899	$1,161,065	$848,536	$3,637,803
Operating lease obligations	46,592	43,504	39,061	34,444	30,881	75,740
Purchase obligations	87,976	46,676	39,191	39,200	37,869	—
Subordinated debentures	—	—	—	—	—	935,000
Debt maturities	447,433	315,461	—	426,503	—	701,750
Interest payments	155,391	124,616	108,491	105,163	85,647	2,253,250
Other long-term liabilities	3,617	3,317	2,972	2,627	2,362	26,608
Total	$3,878,574	$2,687,965	$1,799,614	$1,769,002	$1,005,295	$7,630,151

The estimated payments for reserves for losses and loss expenses in the above table represent the projected (undiscounted) payments for gross loss and loss expense reserves related to losses incurred as of December 31, 2018. The estimated payments in the above table do not consider payments for losses to be incurred in future periods. These amounts include reserves for reported losses and reserves for incurred but not reported losses. Estimated amounts recoverable from reinsurers are not reflected. The estimated payments by year are based on historical loss payment patterns.The actual payments may differ from the estimated amounts due to changes in ultimate loss reserves and in the timing of the settlement of those reserves. In addition, at December 31, 2018, the Company had commitments to invest up to $270.2 million and $253.4 million in certain investment funds and real estate construction projects, respectively. These amounts are not included in the above table.

The Company utilizes letters of credit to back certain reinsurance payments and obligations. Outstanding letters of credit were $3 million as of December 31, 2018. The Company has made certain guarantees to state regulators that the statutory capital of certain subsidiaries will be maintained above certain minimum levels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.8 years and 3.0 years at December 31, 2018 and 2017, respectively.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.
The following table outlines the groups of fixed maturity securities and their effective duration at December 31, 2018:

	Effective
	Duration
($ in thousands)	(Years)	Fair Value
State and municipal	3.7	$3,952,038
Mortgage-backed securities	3.7	1,606,549
Corporate	3.4	4,111,311
U.S. government and government agencies	2.7	702,240
Foreign government	2.1	808,735
Loans receivable	1.0	97,073
Asset-backed securities	1.0	2,438,747
Cash and cash equivalents	—	817,602
Total	2.8	$14,534,295
Duration is a common measure of the price sensitivity of fixed maturity securities to changes in interest rates. The Company determines the estimated change in fair value of the fixed maturity securities, assuming parallel shifts in the yield curve for treasury securities while keeping spreads between individual securities and treasury securities static. The estimated fair value at specified levels at December 31, 2018 would be as follows:

(In thousands)	Estimated Fair Value	Change in Fair Value
Change in interest rates:
300 basis point rise	$13,284,688	$(1,249,608)
200 basis point rise	13,689,482	(844,814)
100 basis point rise	14,101,454	(432,842)
Base scenario	14,534,295	—
100 basis point decline	14,912,897	378,601
200 basis point decline	15,291,638	757,342
300 basis point decline	15,449,791	915,495
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of W. R. Berkley Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules II to VI (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for equity investments measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) effective January 1, 2018 due to the adoption of ASU 2016-01, Financial Instruments.
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
New York, New York
February 22, 2019

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
REVENUES:
Net premiums written	$6,433,227	$6,260,508	$6,423,913
Change in net unearned premiums	(61,722)	50,911	(130,565)
Net premiums earned	6,371,505	6,311,419	6,293,348
Net investment income	674,235	575,788	564,163
Net realized and unrealized gains on investments:
Net realized and unrealized gains before OTTI	160,175	335,858	285,119
Other-than-temporary impairments ("OTTI")	(5,687)	—	(18,114)
Net realized and unrealized gains on investments	154,488	335,858	267,005
Revenues from non-insurance businesses	372,985	326,165	390,348
Insurance service fees	117,757	134,729	138,944
Other income	681	805	376
Total revenues	7,691,651	7,684,764	7,654,184
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	3,974,702	4,002,348	3,845,800
Other operating costs and expenses	2,383,221	2,436,932	2,395,619
Expenses from non-insurance businesses	364,449	325,417	375,431
Interest expense	157,185	147,297	140,896
Total operating costs and expenses	6,879,557	6,911,994	6,757,746
Income before income taxes	812,094	772,770	896,438
Income tax expense	(163,028)	(219,433)	(292,953)
Net income before noncontrolling interests	649,066	553,337	603,485
Noncontrolling interests	(8,317)	(4,243)	(1,569)
Net income to common stockholders	$640,749	$549,094	$601,916
NET INCOME PER SHARE:
Basic	$5.06	$4.40	$4.91
Diluted	$5.00	$4.26	$4.68
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income before noncontrolling interests	$649,066	$553,337	$603,485
Other comprehensive (loss) gain:
Change in unrealized translation adjustments	(112,099)	64,706	(124,193)
Change in unrealized investment (losses) gains, net of taxes	(252,327)	(51,752)	246,518
Other comprehensive (loss) gain	(364,426)	12,954	122,325
Comprehensive income	284,640	566,291	725,810
Comprehensive income to the noncontrolling interest	(8,271)	(4,262)	(1,510)
Comprehensive income to common stockholders	$276,369	$562,029	$724,300
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2018	2017
Assets
Investments:
Fixed maturity securities	$13,606,812	$13,551,250
Investment funds	1,332,818	1,155,677
Real estate	1,957,092	1,469,601
Arbitrage trading account	452,548	617,649
Equity securities	279,006	576,647
Loans receivable	94,813	79,684
Total investments	17,723,089	17,450,508
Cash and cash equivalents	817,602	950,471
Premiums and fees receivable	1,807,762	1,773,844
Due from reinsurers	1,932,291	1,783,200
Deferred policy acquisition costs	497,629	507,549
Prepaid reinsurance premiums	498,880	472,009
Trading account receivable from brokers and clearing organizations	347,228	189,280
Property, furniture and equipment	416,372	422,960
Goodwill	173,037	178,945
Accrued investment income	144,481	136,597
Current federal and foreign income taxes	703	—
Deferred federal and foreign income taxes	35,490	—
Other assets	501,413	434,554
Total assets	$24,895,977	$24,299,917
Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$11,966,448	$11,670,408
Unearned premiums	3,359,991	3,290,180
Due to reinsurers	256,917	246,460
Trading account securities sold but not yet purchased	38,120	64,358
Current federal and foreign income taxes	—	11,327
Deferred federal and foreign income taxes	—	86,764
Other liabilities	1,005,184	981,987
Senior notes and other debt	1,882,028	1,769,052
Subordinated debentures	907,491	728,218
Total liabilities	19,416,179	18,848,754
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 121,995,760 and 121,514,852 shares, respectively	47,024	47,024
Additional paid-in capital	1,063,144	1,048,283
Retained earnings	7,558,619	6,956,882
Accumulated other comprehensive (loss) income	(510,470)	68,541
Treasury stock, at cost, 113,122,158 and 113,603,066 shares, respectively	(2,720,466)	(2,709,386)
Total common stockholders’ equity	5,437,851	5,411,344
Noncontrolling interests	41,947	39,819
Total equity	5,479,798	5,451,163
Total liabilities and equity	$24,895,977	$24,299,917
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands)	2018	2017	2016
COMMON STOCK:
Beginning and end of period	$47,024	$47,024	$47,024
ADDITIONAL PAID IN CAPITAL:
Beginning of period	$1,048,283	$1,037,446	$1,005,455
Restricted stock units issued	(19,547)	(27,959)	(3,594)
Restricted stock units expensed	34,408	38,796	35,585
End of period	$1,063,144	$1,048,283	$1,037,446
RETAINED EARNINGS:
Beginning of period	$6,956,882	$6,595,987	$6,178,070
Cumulative effect adjustment resulting from changes in accounting principles	215,939	—	—
Net income to common stockholders	640,749	549,094	601,916
Dividends	(254,951)	(188,199)	(183,999)
End of period	$7,558,619	$6,956,882	$6,595,987
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized investment (losses) gains:
Beginning of period	$375,421	$427,154	$180,695
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)	—	—
Unrealized (losses) gains on securities not other-than-temporarily impaired	(252,241)	(52,628)	246,872
Unrealized (losses) gains on other-than-temporarily impaired securities	(132)	895	(413)
End of period	(91,491)	375,421	427,154
Currency translation adjustments:
Beginning of period	(306,880)	(371,586)	(247,393)
Net change in period	(112,099)	64,706	(124,193)
End of period	(418,979)	(306,880)	(371,586)
Total accumulated other comprehensive (loss) income	$(510,470)	$68,541	$55,568
TREASURY STOCK:
Beginning of period	$(2,709,386)	$(2,688,817)	$(2,563,605)
Stock exercised/vested	12,981	26,511	6,495
Stock issued	689	727	685
Stock repurchased	(24,750)	(47,807)	(132,392)
End of period	$(2,720,466)	$(2,709,386)	$(2,688,817)
NONCONTROLLING INTERESTS:
Beginning of period	$39,819	$33,926	$32,962
(Distributions) contributions	(6,143)	1,631	(546)
Net income	8,317	4,243	1,569
Other comprehensive (loss) income, net of tax	(46)	19	(59)
End of period	$41,947	$39,819	$33,926
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2018	2017	2016
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$640,749	$549,094	$601,916
Adjustments to reconcile net income to net cash from operating activities:
Net realized and unrealized gains on investments	(154,488)	(335,858)	(267,005)
Depreciation and amortization	131,108	112,956	86,051
Noncontrolling interests	8,317	4,243	1,569
Investment funds	(109,349)	(69,333)	(99,301)
Stock incentive plans	36,591	40,490	37,174
Change in:
Arbitrage trading account	(19,093)	(4,896)	(10,633)
Premiums and fees receivable	(43,813)	(67,752)	(60,403)
Reinsurance accounts	(165,287)	(66,542)	(235,455)
Deferred policy acquisition costs	7,788	30,343	(25,912)
Current income taxes	(11,950)	25,859	42,632
Deferred income taxes	(74,761)	(16,893)	9,012
Reserves for losses and loss expenses	339,015	438,530	572,196
Unearned premiums	84,142	4,160	149,683
Other	(48,770)	66,482	46,852
Net cash from operating activities	620,199	710,883	848,376
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	3,525,149	4,035,162	2,440,310
Proceeds from sale of equity securities	497,989	195,270	143,042
(Contributions) distributions from investment funds	(79,635)	247,404	142,601
Proceeds from maturities and prepayments of fixed maturity securities	2,676,455	3,556,744	2,189,365
Purchase of fixed maturity securities	(6,677,753)	(7,940,957)	(5,541,202)
Purchase of equity securities	(85,610)	(27,522)	(202,736)
Real estate purchased	(514,064)	(236,039)	(299,123)
Change in loans receivable	(13,204)	27,135	166,327
Net additions to property, furniture and equipment	(49,860)	(115,719)	(50,829)
Change in balances due from security brokers	4,262	(4,372)	20,992
Cash received in connection with business disposition	8,664	—	250,216
Payment for business purchased, net of cash acquired	(6,637)	(70,570)	(53,451)
Net cash used in investing activities	(714,244)	(333,464)	(794,488)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from issuance of debt	294,562	6,983	388,769
Repayment of senior notes and other debt	(4,524)	(20)	(75,487)
Cash dividends to common stockholders	(254,951)	(188,199)	(183,999)
Purchase of common treasury shares	(24,750)	(47,807)	(132,392)
Other, net	(17,740)	(6,043)	(3,823)
Net cash used in financing activities	(7,403)	(235,086)	(6,932)
Net impact on cash due to change in foreign exchange rates	(31,421)	12,853	(15,302)
Net (decrease) increase in cash and cash equivalents	(132,869)	155,186	31,654
Cash and cash equivalents at beginning of year	950,471	795,285	763,631
Cash and cash equivalents at end of year	$817,602	$950,471	$795,285
See accompanying notes to consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018, 2017 and 2016

(1) Summary of Significant Accounting Policies
(A) Principles of consolidation and basis of presentation
The consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the "Company"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. Reclassifications have been made in the 2017 and 2016 financial statements to conform to the presentation of the 2018 financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. The most significant items on our balance sheet that involve a greater degree of accounting estimates that are subject to change in the future are the valuation of investments, other-than-temporary impairments, loss and loss expense reserves and premium estimates. Actual results could differ from those estimates.
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
Audit premiums are recognized when they are reliably determinable. The change in accruals for earned but unbilled audit premiums (decreased) increased net premiums written and premiums earned by $(4) million, $8 million and $8 million in 2018, 2017 and 2016, respectively.
Revenues from non-insurance businesses are derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions, and aircraft services provided to the general, commercial and military aviation markets. These aircraft services include (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenue is recognized upon the shipment of products and parts, the delivery of aircraft, the delivery of fuel, and over the completion period of services.
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
Equity securities with readily determinable fair values are measured at fair value, with changes in the fair value recognized in net income within net realized and unrealized gains on investments. (See (Q) Recent accounting pronouncements.)
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

(E) Per share data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by weighted average number of common shares outstanding during the year (including 4,926,521 common shares held in a grantor trust). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the year and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
(F) Deferred policy acquisition costs
Acquisition costs associated with the successful acquisition of new and renewed insurance and reinsurance contracts are deferred and amortized ratably over the terms of the related contracts. Ceding commissions received on reinsurance contracts are netted against acquisition costs and are recognized ratably over the life of the contract. Deferred policy acquisition costs are presented net of unearned ceding commissions. Deferred policy acquisition costs are comprised primarily of commissions, as well as employment-related underwriting costs and premium taxes. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. The recoverability of deferred policy acquisition costs is evaluated separately by each of our operating companies. Future investment income is taken into account in measuring the recoverability of deferred policy acquisition costs.
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
(I) Deposit accounting
Contracts that do not meet the risk transfer requirements of GAAP are accounted for using the deposit accounting method. Under this method, an asset or liability is recognized at the inception of the contract based on consideration paid or received. The amount of the deposit asset or liability is adjusted at subsequent reporting dates using the interest method with a corresponding credit or charge to interest income or expense. Deposit liabilities for assumed reinsurance contracts were $45 million and $47 million at December 31, 2018 and 2017, respectively.
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

(K) Foreign currency
Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are reported on the statements of income as other operating costs and expenses. Unrealized gains or losses resulting from translating the results of non-U.S. dollar denominated operations are reported in accumulated other comprehensive income. Revenues and expenses denominated in currencies other than U.S. dollars are generally translated at the weighted average exchange rate during the year. Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date.
(L) Property, furniture and equipment
Property, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the estimated useful lives of the respective assets. Depreciation expense was $54 million, $50 million and $47 million for 2018, 2017 and 2016, respectively.
(M) Comprehensive income
Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized holding gains or losses on available for sale securities and unrealized foreign currency translation adjustments.
(N) Goodwill and other intangible assets
Goodwill and other intangible assets are tested for impairment on an annual basis and at interim periods where circumstances require. The Company's impairment test as of December 31, 2018 indicated that there were no material impairment losses related to goodwill and other intangible assets. Intangible assets of $104 million and $107 million are included in other assets as of December 31, 2018 and 2017, respectively.
(O) Restricted stock units
The costs resulting from all share-based payment transactions with employees are recognized in the consolidated financial statements using a fair-value-based measurement method. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).
(P) Statements of cash flows
Interest payments were $155 million, $145 million and $137 million in 2018, 2017 and 2016, respectively. Income taxes paid were $186 million, $207 million and $232 million in 2018, 2017 and 2016, respectively. Other non-cash items include unrealized investment gains and losses. (See Note 10 of Notes to Consolidated Financial Statements.)
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

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income, which amends previous guidance to allow a reclassification to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amount of the reclassification includes the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Act related to items in AOCI. The updated guidance was effective for reporting periods beginning after December 15, 2018, and was eligible for early adoption. The Company adopted this updated guidance on January 1, 2018. The impact of applying this guidance was a cumulative effect adjustment that decreased retained earnings and increased AOCI by offsetting amounts of $76 million, resulting in no net impact to total stockholders' equity.

All other accounting and reporting standards that became effective in 2018 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting and disclosure guidance for leases.  This guidance retains the two classifications of a lease, as either an operating or finance lease, both of which will require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The right-of-use asset and the lease liability will be determined based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2018, and can be adopted prospectively or requires that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied. The Company will adopt the new guidance prospectively as of January 1, 2019. The Company does not expect the adoption of this guidance will have a material impact on its results of operations, financial position and liquidity. The adoption of this guidance will result in the recognition of an offsetting right-of-use asset and lease liability which will be less than 1% of total assets and approximately 1% of total liabilities.

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

(2)    Consolidated Statement of Comprehensive (Loss) Income
The following tables present the components of the changes in accumulated other comprehensive (loss) income ("AOCI") as of and for the years ended December 31, 2018 and 2017:

(In thousands)
December 31, 2018	Unrealized investment (losses) gains		Currency translation adjustments	Accumulated other comprehensive (loss) income
Changes in AOCI
Beginning of period	$375,421		$(306,880)	$68,541
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)		—	(214,539)
Restated beginning of period	160,882		(306,880)	(145,998)
Other comprehensive loss before reclassifications	(246,535)		(112,099)	(358,634)
Amounts reclassified from AOCI	(5,792)		—	(5,792)
Other comprehensive loss	(252,327)		(112,099)	(364,426)
Unrealized investment loss related to non-controlling interest	(46)		—	(46)
Ending balance	$(91,491)		$(418,979)	$(510,470)
Amounts reclassified from AOCI
Pre-tax	$(7,332)	(1)	$—	$(7,332)
Tax effect	1,540	(2)	—	1,540
After-tax amounts reclassified	$(5,792)		$—	$(5,792)
Other comprehensive loss
Pre-tax	$(302,737)		$(112,099)	$(414,836)
Tax effect	50,410		—	50,410
Other comprehensive loss	$(252,327)		$(112,099)	$(364,426)

(In thousands)
December 31, 2017	Unrealized investment gains (losses)		Currency translation adjustments	Accumulated other comprehensive income (loss)
Changes in AOCI
Beginning of period	$427,154		$(371,586)	$55,568
Other comprehensive income before reclassifications	63,567		64,706	128,273
Amounts reclassified from AOCI	(115,319)		—	(115,319)
Other comprehensive (loss) income	(51,752)		64,706	12,954
Unrealized investment gain related to non-controlling interest	19		—	19
Ending balance	$375,421		$(306,880)	$68,541
Amounts reclassified from AOCI
Pre-tax	$(177,414)	(1)	$—	$(177,414)
Tax effect	62,095	(2)	—	62,095
After-tax amounts reclassified	$(115,319)		$—	$(115,319)
Other comprehensive income (loss)
Pre-tax	$(69,425)		$64,706	$(4,719)
Tax effect	17,673		—	17,673
Other comprehensive income (loss)	$(51,752)		$64,706	$12,954
_______________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(3)    Investments in Fixed Maturity Securities
At December 31, 2018 and 2017, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2018
Held to maturity:
State and municipal	$67,891	$11,549	$—	$79,440	$67,891
Residential mortgage-backed	10,744	1,259	—	12,003	10,744
Total held to maturity	78,635	12,808	—	91,443	78,635
Available for sale:
U.S. government and government agency	697,931	9,219	(4,910)	702,240	702,240
State and municipal:
Special revenue	2,396,089	30,507	(19,790)	2,406,806	2,406,806
State general obligation	335,626	11,951	(1,103)	346,474	346,474
Pre-refunded	408,141	16,568	(30)	424,679	424,679
Corporate backed	272,440	4,319	(2,350)	274,409	274,409
Local general obligation	403,219	18,350	(1,339)	420,230	420,230
Total state and municipal	3,815,515	81,695	(24,612)	3,872,598	3,872,598
Mortgage-backed securities:
Residential (1)	1,264,376	7,729	(20,225)	1,251,880	1,251,880
Commercial	345,070	1,304	(3,708)	342,666	342,666
Total mortgage-backed securities	1,609,446	9,033	(23,933)	1,594,546	1,594,546
Asset-backed securities	2,462,303	10,131	(33,687)	2,438,747	2,438,747
Corporate:
Industrial	2,295,778	15,355	(53,312)	2,257,821	2,257,821
Financial	1,502,427	7,178	(45,683)	1,463,922	1,463,922
Utilities	330,326	2,997	(4,148)	329,175	329,175
Other	60,238	322	(167)	60,393	60,393
Total corporate	4,188,769	25,852	(103,310)	4,111,311	4,111,311
Foreign government	822,093	11,753	(25,111)	808,735	808,735
Total available for sale	13,596,057	147,683	(215,563)	13,528,177	13,528,177
Total investments in fixed maturity securities	$13,674,692	$160,491	$(215,563)	$13,619,620	$13,606,812

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2017
Held to maturity:
State and municipal	$65,882	$14,499	$—	$80,381	$65,882
Residential mortgage-backed	13,450	1,227	—	14,677	13,450
Total held to maturity	79,332	15,726	—	95,058	79,332
Available for sale:
U.S. government and government agency	372,748	8,824	(3,832)	377,740	377,740
State and municipal:
Special revenue	2,663,245	53,512	(10,027)	2,706,730	2,706,730
State general obligation	439,358	16,087	(711)	454,734	454,734
Pre-refunded	436,241	22,701	(9)	458,933	458,933
Corporate backed	375,268	10,059	(860)	384,467	384,467
Local general obligation	417,955	23,242	(967)	440,230	440,230
Total state and municipal	4,332,067	125,601	(12,574)	4,445,094	4,445,094
Mortgage-backed securities:
Residential (1)	1,043,629	9,304	(13,547)	1,039,386	1,039,386
Commercial	261,652	1,521	(2,628)	260,545	260,545
Total mortgage-backed securities	1,305,281	10,825	(16,175)	1,299,931	1,299,931
Asset-backed securities	2,111,132	11,024	(10,612)	2,111,544	2,111,544
Corporate:
Industrial	2,574,400	52,210	(7,718)	2,618,892	2,618,892
Financial	1,402,161	37,744	(5,138)	1,434,767	1,434,767
Utilities	284,886	11,316	(1,248)	294,954	294,954
Other	40,560	5	(66)	40,499	40,499
Total corporate	4,302,007	101,275	(14,170)	4,389,112	4,389,112
Foreign government	819,345	32,018	(2,866)	848,497	848,497
Total available for sale	13,242,580	289,567	(60,229)	13,471,918	13,471,918
Total investments in fixed maturity securities	$13,321,912	$305,293	$(60,229)	$13,566,976	$13,551,250
____________________
(1) Gross unrealized (losses) gains for mortgage-backed securities include ($55,090) and $76,467 as of December 31, 2018 and 2017, respectively, related to the non-credit portion of OTTI recognized in other comprehensive income.
The amortized cost and fair value of fixed maturity securities at December 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$935,354	$935,894
Due after one year through five years	4,666,934	4,669,502
Due after five years through ten years	3,037,450	3,045,868
Due after ten years	3,414,764	3,361,807
Mortgage-backed securities	1,620,190	1,606,549
Total	$13,674,692	$13,619,620
At December 31, 2018 and 2017, there were no investments, other than investments in United States government and government agency securities, which exceeded 10% of common stockholders’ equity. At December 31, 2018, investments with a carrying value of $1,700 million were on deposit in custodial or trust accounts, of which $1,332 million was on deposit with insurance regulators, $328 million was on deposit in support of the Company’s underwriting activities at Lloyd’s, $37 million was on deposit as security for reinsurance clients and $3 million was on deposit as security for letters of credit issued in support of the Company’s reinsurance operations.

(4)    Investments in Equity Securities
At December 31, 2018 and 2017, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized (1)		Fair Value	Carrying Value
		Gains	Losses
December 31, 2018
Common stocks	$113,576	$4,335	$(19,719)	$98,192	$98,192
Preferred stocks	115,201	72,364	(6,751)	180,814	180,814
Total	$228,777	$76,699	$(26,470)	$279,006	$279,006

December 31, 2017
Common stocks	$81,855	$272,309	$(1,960)	$352,204	$352,204
Preferred stocks	124,150	102,890	(2,597)	224,443	224,443
Total	$206,005	$375,199	$(4,557)	$576,647	$576,647

(1) Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values (subject to certain exceptions) to be measured at fair value, with changes in the fair value recognized through net income within net realized and unrealized gains on investments. Refer to Note 1 for additional information.

(5)    Arbitrage Trading Account
At December 31, 2018 and 2017, the fair value and carrying value of the arbitrage trading account were $453 million and $618 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of December 31, 2018, the fair value of long option contracts outstanding was $37 thousand (notional amount of $18.4 million) and the fair value of short option contracts outstanding was $58 thousand (notional amount of $11.6 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.
(6)    Net Investment Income
Net investment income consists of the following:

(In thousands)	2018	2017	2016
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$519,269	$473,101	$444,247
Investment funds	109,349	68,169	99,301
Arbitrage trading account	28,157	19,145	18,693
Real estate	18,591	19,975	7,054
Equity securities	3,230	2,350	4,028
Gross investment income	678,596	582,740	573,323
Investment expense	(4,361)	(6,952)	(9,160)
Net investment income	$674,235	$575,788	$564,163

(7)    Investment Funds
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
The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments of $270.2 million as of December 31, 2018.
Investment funds consist of the following:

	Carrying Value as of December 31,		Income (Losses)
(In thousands)	2018	2017	2018	2017	2016
Real estate	$642,137	$606,995	$61,453	$45,068	$50,415
Energy	75,213	82,882	645	(15,764)	19,747
Other funds	615,468	465,800	47,251	38,865	29,139
Total	$1,332,818	$1,155,677	$109,349	$68,169	$99,301

The Company's share of the earnings or losses of investment funds is primarily reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.
(8)    Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	As of December 31,
(In thousands)	2018	2017
Properties in operation	$1,279,584	$451,691
Properties under development	677,508	1,017,910
Total	$1,957,092	$1,469,601

In 2018, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, and an office building in London, U.K. The office building in London, previously under development, transferred to properties in operation in 2018. Properties in operation are net of accumulated depreciation and amortization of $44,340,000 and $25,646,000 as of December 31, 2018 and 2017, respectively. Related depreciation expense was $20,644,000 and $9,212,000 for the years ended December 31, 2018 and 2017, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $61,458,048 in 2019, $62,141,471 in 2020, $61,325,176 in 2021, $61,077,419 in 2022, $54,362,011 in 2023 and $584,592,072 thereafter.
The Company borrowed $101,750,000 through a non-recourse loan secured by the West Palm Beach office building in 2018. The loan matures in November 2028 and carries a fixed interest rate of 4.21%. The carrying value does not reflect the outstanding financing, but rather is reflected in subsidiary debt referenced in Note 15, Indebtedness.
A mixed-use project in Washington, D.C. has been under development in 2017 and 2018.

(9)    Loans Receivable
Loans receivable are as follows:

	As of December 31,
(In thousands)	2018	2017
Amortized cost (net of valuation allowance):
Real estate loans	$62,289	$66,057
Commercial loans	32,524	13,627
Total	$94,813	$79,684

Fair value:
Real estate loans	$63,047	$66,917
Commercial loans	34,026	15,130
Total	$97,073	$82,047

Valuation allowance:
Specific	$1,200	$1,200
General	2,183	2,183
Total	$3,383	$3,383

	For the Year Ended December 31,
	2018	2017
Increase (decrease) in valuation allowance	$—	$(14)

Loans receivable in non-accrual status were $1.2 million and $4.3 million as of December 31, 2018 and 2017, respectively.
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
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at December 31, 2018, and accordingly, the Company determined that a specific valuation allowance was not required.

(10)    Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

(In thousands)	2018	2017	2016
Net realized and unrealized gains (losses) on investments in earnings
Fixed maturity securities:
Gains	$26,752	$28,217	$72,215
Losses	(13,733)	(5,342)	(6,434)
Equity securities (1):
Net realized gains on investment sales	435,150	154,539	14,201
Change in unrealized gains	(320,413)	—	—
Investment funds (2)	(212)	125,423	58,861
Real estate	27,816	12,880	7,757
Loans receivable	2,838	—	—
Other (3)	1,977	20,141	138,519
Net realized and unrealized gains on investments in earnings before OTTI	160,175	335,858	285,119
Other-than-temporary impairments (4)	(5,687)	—	(18,114)
Net realized and unrealized gains on investments in earnings	154,488	335,858	267,005
Income tax expense	(32,442)	(117,550)	(93,452)
After-tax net realized and unrealized gains on investments in earnings	$122,046	$218,308	$173,553

Change in unrealized investment (losses) gains of available for sales securities:
Fixed maturity securities	$(297,084)	$(2,192)	$(107,094)
Previously impaired fixed maturity securities	(132)	895	451
Equity securities available for sale (5)	—	(77,971)	465,727
Investment funds	(5,521)	9,843	12,631
Total change in unrealized investment (losses) gains	(302,737)	(69,425)	371,715
Income tax benefit (expense)	50,410	17,673	(125,315)
Noncontrolling interests	(46)	19	59
After-tax change in unrealized investment (losses) gains of available for sale securities	$(252,373)	$(51,733)	$246,459

____________________
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
(3) Other includes a gain of $135 million from the sale of Aero Precision Industries and certain related aviation services business for the year ended December 31, 2016.
(4) For the year ended December 31, 2018, OTTI related to fixed maturity securities was $6 million. There were no OTTI for the year ended December 31, 2017. For the year ended December 31, 2016, OTTI related to equity securities was $18 million.
(5) Effective January 1, 2018, the Company adopted new accounting guidance that requires all equity investments with readily determinable fair values (subject to certain exceptions) to be measured at fair value with changes in the fair value recognized in net income. The Company recorded an adjustment of $291 million to opening AOCI net of tax as a result of this guidance. Refer to Note 1 for further information.

(11)    Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at December 31, 2018 and 2017 by the length of time those securities have been continuously in an unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. government and government agency	$195,359	$933	$130,815	$3,977	$326,174	$4,910
State and municipal	701,700	6,874	744,905	17,738	1,446,605	24,612
Mortgage-backed securities	334,063	2,911	712,595	21,022	1,046,658	23,933
Asset-backed securities	1,687,665	28,965	342,855	4,722	2,030,520	33,687
Corporate	1,730,513	54,181	954,763	49,129	2,685,276	103,310
Foreign government	246,273	24,197	80,004	914	326,277	25,111
Fixed maturity securities	$4,895,573	$118,061	$2,965,937	$97,502	$7,861,510	$215,563

December 31, 2017
U.S. government and government agency	$92,167	$1,491	$72,055	$2,341	$164,222	$3,832
State and municipal	735,972	5,944	345,755	6,630	1,081,727	12,574
Mortgage-backed securities	480,435	5,110	373,956	11,065	854,391	16,175
Asset-backed securities	1,127,309	8,298	167,412	2,314	1,294,721	10,612
Corporate	1,103,747	8,224	170,858	5,946	1,274,605	14,170
Foreign government	244,139	2,615	25,824	251	269,963	2,866
Fixed maturity securities	$3,783,769	$31,682	$1,155,860	$28,547	$4,939,629	$60,229

Fixed Maturity Securities — A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2018 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	13	$140,854	$21,411
Corporate	13	120,078	13,111
Asset-backed securities	5	14,662	2,593
Mortgage-backed securities	5	8,741	69
Total	36	$284,335	$37,184

For OTTI of fixed maturity securities that management does not intend to sell or, more likely than not, would not be required to sell, the portion of the decline in value considered to be due to credit factors is recognized in earnings and the portion of the decline in value considered to be due to non-credit factors is recognized in other comprehensive income.
For the year ended December 31, 2018, OTTI recognized in earnings for fixed maturity securities was $6 million. For the year ended December 31, 2017, there were no OTTI on fixed maturity securities.
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

The following tables present the assets and liabilities measured at fair value as of December 31, 2018 and 2017 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$702,240	$—	$702,240	$—
State and municipal	3,872,598	—	3,872,598	—
Mortgage-backed securities	1,594,546	—	1,594,546	—
Asset-backed securities	2,438,747	—	2,438,648	99
Corporate	4,111,311	—	4,111,311	—
Foreign government	808,735	—	808,735	—
Total fixed maturity securities available for sale	13,528,177	—	13,528,078	99
Equity securities:
Common stocks	98,192	89,596	—	8,596
Preferred stocks	180,814	—	176,869	3,945
Total equity securities	279,006	89,596	176,869	12,541
Arbitrage trading account	452,548	353,335	81,905	17,308
Total	$14,259,731	$442,931	$13,786,852	$29,948
Liabilities:
Trading account securities sold but not yet purchased	$38,120	$37,327	$—	$793

December 31, 2017
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$377,740	$—	$377,740	$—
State and municipal	4,445,094	—	4,445,094	—
Mortgage-backed securities	1,299,931	—	1,299,931	—
Asset-backed securities	2,111,544	—	2,111,372	172
Corporate	4,389,112	—	4,389,112	—
Foreign government	848,497	—	848,497	—
Total fixed maturity securities available for sale	13,471,918	—	13,471,746	172
Equity securities:
Common stocks	352,204	342,834	—	9,370
Preferred stocks	224,443	—	213,600	10,843
Total equity securities	576,647	342,834	213,600	20,213
Arbitrage trading account	617,649	471,420	146,229	—
Total	$14,666,214	$814,254	$13,831,575	$20,385
Liabilities:
Trading account securities sold but not yet purchased	$64,358	$64,358	$—	$—

The following tables summarize changes in Level 3 assets and liabilities for the years ended December 31, 2018 and 2017:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Losses)	Impairments	Purchases	Sales	Paydowns/Maturities	Transfers In / Out	Ending Balance
Year ended December 31, 2018
Assets:
Fixed maturity securities available for sale:
Asset-backed securities	$172	$(2)	$46	$—	$—	$(117)	$—	$—	$99
Total	172	(2)	46	—	—	(117)	—	—	99
Equity securities:
Common stocks	9,370	(548)		—	—	(227)	—	1	8,596
Preferred stocks	10,843	100	—	—		(6,998)	—	—	3,945
Total	20,213	(448)	—	—	—	(7,225)	—	1	12,541
Arbitrage trading account	—	(6)	—	—	11,523	(11)	—	5,802	17,308
Total	$20,385	$(456)	$46	$—	$11,523	$(7,353)	$—	$5,803	$29,948

Year ended December 31, 2017
Assets:
Fixed maturity securities available for sale:
Asset-backed securities	$183	$3	$34	$—	$—	$(48)	$—	$—	$172
Total	183	3	34	—	—	(48)	—	—	172
Equity securities:
Common stocks	8,754	—	616	—	—	—	—	—	9,370
Preferred stocks	3,662	8	—	—	7,173	—	—	—	10,843
Total	12,416	8	616	—	7,173	—	—	—	20,213
Arbitrage trading account	—	8	—	—	—	(8)	—	—	—
Total	$12,599	$19	$650	$—	$7,173	$(56)	$—	$—	$20,385

For the year ended December 31, 2018, one common stock in the arbitrage trading account was transferred into Level 3 and one common stock was transferred out of Level 3. In the case of the transfer into Level 3, a publicly traded price was no longer available and in the case of the transfer out, a publicly traded price became available. For the year ended December 31, 2017, there were no transfers in or out of Level 3.

(13)    Reserves for Losses and Loss Expenses
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
The following tables present undiscounted incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred but not reported liabilities (IBNR). The information about incurred and paid claims development for the years ended December 31, 2009 to 2017 is presented as supplementary information. To enhance the comparability of the loss development data, the Company has removed the impact of foreign exchange rate movements by using the December 31, 2018 exchange rate for all periods. Beginning with accident year 2012, the Company's U.K. and European insurance business is included in the Insurance segment's tables for Other Liability, Professional Liability, Commercial Automobile and Short-Tail Lines. Prior to 2012, the actuarial analysis for its U.K. and European insurance business was performed on an underwriting year basis and accident year data is not available for those years.

Insurance
Other Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2018
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR	Cumulative Number of Reported Claims
2009	$689,634	$656,788	$624,991	$599,235	$589,659	$561,784	$557,661	$553,058	$546,746	$542,568	$18,690	23
2010	—	612,210	615,797	592,117	590,818	577,679	574,780	573,532	571,305	566,695	26,658	23
2011	—	—	665,035	673,730	660,023	659,026	653,864	649,055	645,123	634,264	30,381	24
2012	—	—	—	693,447	702,342	703,118	709,026	713,266	723,610	718,166	47,001	24
2013	—	—	—	—	751,544	792,464	784,906	784,342	805,288	811,592	78,784	26
2014	—	—	—	—	—	847,207	848,947	847,008	851,503	864,157	128,856	26
2015	—	—	—	—	—	—	951,041	986,792	961,289	964,415	217,570	26
2016	—	—	—	—	—	—	—	1,018,454	1,011,368	1,019,749	375,609	25
2017	—	—	—	—	—	—	—	—	1,067,376	1,100,243	567,982	23
2018	—	—	—	—	—	—	—	—	—	1,104,518	837,548	18
Total										$8,326,367

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$44,801	$122,850	$214,498	$311,979	$385,068	$429,128	$470,830	$486,893	$500,953	$510,474
2010	—	45,193	128,946	248,698	336,243	417,166	461,442	491,104	508,359	525,016
2011	—	—	48,825	142,713	266,780	379,845	470,849	524,314	556,110	575,194
2012	—	—	—	58,108	158,869	299,842	417,686	513,644	580,750	622,687
2013	—	—	—	—	63,868	189,936	332,871	473,933	589,564	650,428
2014	—	—	—	—	—	79,078	191,394	338,961	481,039	595,024
2015	—	—	—	—	—	—	82,829	210,940	382,498	538,502
2016	—	—	—	—	—	—	—	69,620	209,212	390,552
2017	—	—	—	—	—	—	—	—	80,174	256,448
2018	—	—	—	—	—	—	—	—	—	87,075
Total										$4,751,400
	Reserves for loss and loss adjustment expenses before 2009, net of reinsurance									121,405
	Reserves for loss and loss adjustment expenses, net of reinsurance									$3,696,372

Primary Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2018
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR	Cumulative Number of Reported Claims
2009	$327,537	$332,303	$326,766	$386,870	$392,158	$394,303	$392,287	$395,288	$398,994	$401,431	$10,693	43
2010	—	358,734	361,808	409,237	418,315	426,622	429,952	429,762	427,698	424,374	13,958	45
2011	—	—	419,364	442,550	454,797	470,026	472,087	474,076	475,729	471,471	17,942	46
2012	—	—	—	499,752	499,882	503,956	503,863	509,167	512,707	508,169	26,626	48
2013	—	—	—	—	551,342	547,295	546,995	543,238	547,000	542,274	35,177	53
2014	—	—	—	—	—	639,436	637,307	627,767	617,242	615,435	57,455	57
2015	—	—	—	—	—	—	712,800	690,525	650,997	641,169	83,941	58
2016	—	—	—	—	—	—	—	702,716	696,339	684,700	117,425	57
2017	—	—	—	—	—	—	—	—	762,093	733,505	191,034	57
2018	—	—	—	—	—	—	—	—	—	778,964	359,337	53
Total										$5,801,492

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$93,647	$197,736	$257,972	$297,079	$317,796	$333,793	$344,771	$352,516	$360,289	$364,712
2010	—	107,742	214,034	279,226	317,986	344,631	362,078	374,013	382,665	388,405
2011	—	—	106,157	234,694	307,873	355,909	385,759	408,304	420,945	428,811
2012	—	—	—	114,998	253,781	339,560	387,368	419,588	437,196	451,991
2013	—	—	—	—	117,502	277,538	363,028	414,160	447,894	466,580
2014	—	—	—	—	—	148,405	319,743	412,611	471,235	503,915
2015	—	—	—	—	—	—	139,320	323,744	421,734	477,541
2016	—	—	—	—	—	—	—	142,998	338,835	446,072
2017	—	—	—	—	—	—	—	—	153,456	362,299
2018	—	—	—	—	—	—	—	—	—	171,006
Total										$4,061,332
		Reserves for loss and loss adjustment expenses before 2009, net of reinsurance								170,897
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,911,057

Excess Workers' Compensation
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2018
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR	Cumulative Number of Reported Claims
2009	$168,762	$153,766	$153,912	$148,223	$148,189	$138,765	$142,768	$134,716	$129,249	$130,790	$21,734	1
2010	—	135,639	123,497	120,272	118,712	100,331	104,732	100,065	94,986	95,374	14,497	1
2011	—	—	88,650	93,993	98,051	87,064	85,299	83,850	78,246	74,109	17,280	1
2012	—	—	—	72,366	73,230	71,780	73,653	72,441	67,878	69,361	16,293	1
2013	—	—	—	—	63,995	48,493	46,025	42,419	38,551	35,120	16,473	1
2014	—	—	—	—	—	63,465	57,558	49,478	45,758	41,671	18,448	1
2015	—	—	—	—	—	—	69,977	57,897	50,099	45,115	25,425	—
2016	—	—	—	—	—	—	—	72,657	70,281	71,404	37,500	—
2017	—	—	—	—	—	—	—	—	76,701	80,508	42,652	1
2018	—	—	—	—	—	—	—	—	—	77,820	46,840	1
Total										$721,272

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$5,060	$8,402	$11,037	$14,138	$20,729	$25,272	$29,150	$33,573	$37,817	$41,243
2010	—	2,867	4,003	5,571	8,701	9,084	11,699	14,261	18,821	22,355
2011	—	—	2,593	4,848	6,395	12,104	15,684	18,638	20,164	21,463
2012	—	—	—	1,127	6,097	9,480	11,167	13,234	15,738	17,982
2013	—	—	—	—	647	630	2,158	3,008	3,396	4,418
2014	—	—	—	—	—	358	1,729	3,354	4,175	5,808
2015	—	—	—	—	—	—	2,069	2,481	3,272	4,099
2016	—	—	—	—	—	—	—	2,498	4,783	5,573
2017	—	—	—	—	—	—	—	—	6,282	12,810
2018	—	—	—	—	—	—	—	—	—	6,141
Total										$141,892
	Reserves for loss and loss adjustment expenses before 2009, net of reinsurance									740,877
	Reserves for loss and loss adjustment expenses, net of reinsurance									$1,320,257

Professional Liability
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2018
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR	Cumulative Number of Reported Claims
2009	$134,784	$139,091	$145,515	$148,899	$147,994	$150,452	$150,783	$153,492	$152,711	$157,451	$1,087	3
2010	—	147,649	165,755	179,383	177,957	176,723	172,585	174,883	177,844	182,818	1,807	4
2011	—	—	179,875	165,233	186,918	190,096	177,128	173,545	176,865	175,963	3,185	4
2012	—	—	—	238,233	241,944	264,808	250,457	238,704	245,076	243,893	9,507	7
2013	—	—	—	—	269,280	247,320	242,792	248,974	270,449	279,092	15,395	7
2014	—	—	—	—	—	253,284	246,668	259,964	243,936	239,555	19,315	8
2015	—	—	—	—	—	—	259,569	258,251	274,950	276,406	47,934	9
2016	—	—	—	—	—	—	—	310,678	324,979	361,929	90,872	10
2017	—	—	—	—	—	—	—	—	333,803	333,194	178,091	9
2018	—	—	—	—	—	—	—	—	—	335,751	260,095	9
Total										$2,586,052

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$12,604	$52,583	$85,902	$117,683	$127,728	$138,876	$143,950	$144,713	$147,599	$151,499
2010	—	14,832	58,916	108,566	129,757	144,474	160,598	165,018	171,330	178,879
2011	—	—	18,779	62,442	103,097	134,608	150,840	159,014	167,286	168,874
2012	—	—	—	21,875	87,008	128,281	159,183	190,295	214,315	223,424
2013	—	—	—	—	24,232	64,030	119,552	177,343	206,655	248,520
2014	—	—	—	—	—	19,545	83,856	138,753	176,181	199,245
2015	—	—	—	—	—	—	20,478	85,561	139,952	187,767
2016	—	—	—	—	—	—	—	28,702	102,853	202,131
2017	—	—	—	—	—	—	—	—	36,733	96,814
2018	—	—	—	—	—	—	—	—	—	28,307
Total										$1,685,460
	Reserves for loss and loss adjustment expenses before 2009, net of reinsurance									4,198
	Reserves for loss and loss adjustment expenses, net of reinsurance									$904,790

Commercial Automobile
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2018
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR	Cumulative Number of Reported Claims
2009	$362,302	$345,139	$340,967	$335,851	$337,915	$336,855	$334,652	$335,089	$334,977	$334,926	$398	39
2010	—	310,591	320,098	330,190	328,854	332,716	331,581	330,552	330,263	329,942	372	37
2011	—	—	312,224	320,898	328,269	331,694	341,362	341,162	342,052	343,524	1,232	37
2012	—	—	—	314,073	326,585	342,379	355,433	364,175	364,437	366,662	1,539	40
2013	—	—	—	—	326,789	348,513	368,318	376,569	366,976	366,565	3,013	42
2014	—	—	—	—	—	363,308	384,692	418,215	416,194	413,697	6,431	45
2015	—	—	—	—	—	—	389,101	417,403	423,601	431,857	18,247	50
2016	—	—	—	—	—	—	—	431,633	431,680	443,030	35,867	49
2017	—	—	—	—	—	—	—	—	430,352	428,601	70,289	44
2018	—	—	—	—	—	—	—	—	—	442,862	145,744	39
Total										$3,901,666

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$136,433	$209,553	$257,326	$291,925	$312,902	$328,843	$331,482	$333,143	$333,605	$333,677
2010	—	136,029	208,790	263,639	295,347	313,253	324,963	326,770	327,206	327,829
2011	—	—	135,350	211,756	262,659	296,332	321,786	333,949	338,283	340,319
2012	—	—	—	136,844	215,078	273,277	312,178	344,428	355,740	360,799
2013	—	—	—	—	142,480	218,005	266,694	322,141	343,274	353,159
2014	—	—	—	—	—	155,065	237,118	328,156	365,424	394,147
2015	—	—	—	—	—	—	159,679	265,396	325,369	370,450
2016	—	—	—	—	—	—	—	185,045	280,146	342,214
2017	—	—	—	—	—	—	—	—	180,627	267,469
2018	—	—	—	—	—	—	—	—	—	180,213
Total										$3,270,276
		Reserves for loss and loss adjustment expenses before 2009, net of reinsurance								2,482
		Reserves for loss and loss adjustment expenses, net of reinsurance								$633,872

Short-tail lines
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2018
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR	Cumulative Number of Reported Claims
2009	$346,870	$335,921	$326,440	$318,111	$318,349	$314,290	$314,117	$314,010	$316,220	$317,098	$550	18
2010	—	385,541	370,291	358,373	355,916	346,226	346,719	346,885	346,463	346,172	833	19
2011	—	—	478,556	471,555	463,006	459,814	457,011	450,115	449,320	451,211	1,093	21
2012	—	—	—	526,312	535,500	535,885	531,729	507,646	506,705	508,565	3,083	25
2013	—	—	—	—	572,103	583,603	575,582	553,621	552,137	548,730	5,740	26
2014	—	—	—	—	—	701,335	709,832	664,303	663,282	664,350	6,562	30
2015	—	—	—	—	—	—	743,872	731,468	727,677	726,606	15,079	32
2016	—	—	—	—	—	—	—	771,416	774,514	761,891	20,857	34
2017	—	—	—	—	—	—	—	—	750,786	752,193	34,275	38
2018	—	—	—	—	—	—	—	—	—	759,340	161,107	36
Total										$5,836,156

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$212,521	$291,338	$304,634	$306,020	$309,916	$310,428	$311,079	$311,357	$311,655	$315,966
2010	—	245,036	325,156	337,686	346,768	340,210	342,918	344,102	345,085	345,106
2011	—	—	303,012	417,701	436,585	440,777	445,073	446,745	447,342	450,155
2012	—	—	—	281,456	453,157	503,364	513,733	498,506	499,446	503,738
2013	—	—	—	—	312,945	486,692	534,939	531,386	538,158	539,443
2014	—	—	—	—	—	371,194	596,829	613,621	633,020	648,373
2015	—	—	—	—	—	—	396,086	612,335	667,846	689,875
2016	—	—	—	—	—	—	—	416,144	669,029	710,618
2017	—	—	—	—	—	—	—	—	444,407	688,821
2018	—	—	—	—	—	—	—	—	—	415,206
Total										$5,307,301
	Reserves for loss and loss adjustment expenses before 2009, net of reinsurance									2,362
	Reserves for loss and loss adjustment expenses, net of reinsurance									$531,217

Reinsurance
Casualty
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2018
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR
2009	$334,804	$328,321	$327,236	$309,228	$301,495	$293,275	$282,411	$288,115	$281,592	$279,372	$17,086
2010	—	290,285	298,300	288,141	276,234	265,771	254,550	251,308	249,062	248,145	18,428
2011	—	—	290,635	309,621	304,409	299,628	306,911	303,867	295,576	292,162	21,264
2012	—	—	—	331,603	335,661	331,006	324,014	332,932	335,636	333,889	25,536
2013	—	—	—	—	319,159	270,221	273,528	283,580	292,447	298,061	33,269
2014	—	—	—	—	—	320,250	320,176	319,855	331,836	326,251	49,301
2015	—	—	—	—	—	—	259,609	232,203	231,020	253,264	30,511
2016	—	—	—	—	—	—	—	241,282	253,450	246,235	62,140
2017	—	—	—	—	—	—	—	—	231,826	221,820	122,752
2018	—	—	—	—	—	—	—	—	—	221,945	184,317
Total										$2,721,144

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$21,332	$53,636	$85,761	$124,030	$155,124	$181,946	$196,775	$211,143	$221,141	$228,990
2010	—	17,964	45,626	77,191	106,381	129,041	149,322	165,027	180,544	190,295
2011	—	—	17,876	52,365	97,702	134,285	168,244	191,864	207,692	220,011
2012	—	—	—	22,390	62,198	111,928	151,635	186,483	219,106	240,926
2013	—	—	—	—	28,920	63,849	109,202	143,268	177,101	204,820
2014	—	—	—	—	—	21,306	69,134	116,266	155,764	198,993
2015	—	—	—	—	—	—	17,865	48,593	91,548	141,834
2016	—	—	—	—	—	—	—	19,923	61,930	100,587
2017	—	—	—	—	—	—	—	—	16,493	40,338
2018	—	—	—	—	—	—	—	—	—	11,152
Total										$1,577,946
	Reserves for loss and loss adjustment expenses before 2009, net of reinsurance									369,801
		Reserves for loss and loss adjustment expenses, net of reinsurance								$1,512,999

Property
(In thousands)

Loss and Loss Expenses Incurred, Net of Reinsurance											As of December 31, 2018
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR
2009	$48,029	$43,193	$42,352	$38,711	$38,124	$37,505	$36,913	$36,263	$35,293	$35,763	$—
2010	—	58,576	55,647	52,561	51,448	51,500	50,971	50,871	50,699	50,932	201
2011	—	—	95,217	87,970	85,118	86,544	85,006	84,739	84,471	84,882	314
2012	—	—	—	103,744	94,720	86,426	85,451	83,925	83,938	84,875	626
2013	—	—	—	—	141,298	112,590	114,063	111,915	112,555	111,876	1,192
2014	—	—	—	—	—	112,987	96,668	97,363	100,148	99,410	1,739
2015	—	—	—	—	—	—	127,039	117,582	131,777	130,452	4,367
2016	—	—	—	—	—	—	—	167,989	174,562	181,858	11,130
2017	—	—	—	—	—	—	—	—	206,604	200,535	24,102
2018	—	—	—	—	—	—	—	—	—	108,281	40,135
Total										$1,088,864

Cumulative Paid Claims and Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
	Unaudited
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$9,766	$21,945	$28,226	$29,444	$31,248	$31,238	$32,540	$34,759	$34,027	$35,158
2010	—	23,654	37,739	42,413	43,898	44,824	46,419	49,048	49,303	50,053
2011	—	—	31,478	58,875	73,359	76,010	78,577	81,780	82,322	83,401
2012	—	—	—	15,675	51,774	64,238	70,672	77,540	79,099	81,808
2013	—	—	—	—	36,609	74,602	92,646	101,553	104,333	106,051
2014	—	—	—	—	—	38,919	67,000	82,329	88,507	91,646
2015	—	—	—	—	—	—	53,498	89,228	109,187	118,686
2016	—	—	—	—	—	—	—	78,969	133,653	157,622
2017	—	—	—	—	—	—	—	—	72,157	141,458
2018	—	—	—	—	—	—	—	—	—	34,125
Total										$900,008
	Reserves for loss and loss adjustment expenses before 2009, net of reinsurance									776
	Reserves for loss and loss adjustment expenses, net of reinsurance									$189,632

The reconciliation of the net incurred and paid claims development tables to the reserves for loss and loss adjustment expenses in the consolidated balance sheet is as follows:

(In thousands)	December 31, 2018
Undiscounted reserves for loss and loss expenses, net of reinsurance:
Other liability	$3,696,372
Primary workers' compensation	1,911,057
Excess workers' compensation	1,320,257
Professional liability	904,790
Commercial automobile	633,872
Short-tail lines	531,217
Other	111,779
Insurance	9,109,344
Casualty	1,512,999
Property	189,632
Reinsurance	1,702,631
Total undiscounted reserves for loss and loss expenses, net of reinsurance	$10,811,975

(In thousands)	December 31, 2018
Due from reinsurers on unpaid claims:
Other liability	$451,073
Primary workers' compensation	374,805
Excess workers' compensation	37,405
Professional liability	344,958
Commercial automobile	15,405
Short-tail lines	293,376
Other	34,260
Insurance	1,551,282
Casualty	116,782
Property	49,501
Reinsurance	166,283
Total due from reinsurers on unpaid claims	$1,717,565

(In thousands)	December 31, 2018
Loss reserve discount:
Other liability	$—
Primary workers' compensation	—
Excess workers' compensation	(434,302)
Professional liability	—
Commercial automobile	—
Short-tail lines	—
Other	—
Insurance	(434,302)
Casualty	(128,790)
Property	—
Reinsurance	(128,790)
Total loss reserve discount	$(563,092)
Total gross reserves for loss and loss expenses	$11,966,448

The following is supplementary information regarding average historical claims duration as of December 31, 2018:

Insurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Other liability	8.0%	14.4%	18.4%	16.8%	13.8%	8.2%	5.9%	3.0%	2.8%	1.8%
Primary workers' compensation	22.5%	27.6%	15.6%	9.4%	5.9%	4.0%	2.8%	1.9%	1.6%	1.1%
Excess workers' compensation	3.8%	3.3%	2.7%	3.1%	3.0%	3.3%	2.7%	3.3%	3.5%	2.6%
Professional liability	8.7%	22.7%	22.3%	16.6%	9.4%	9.1%	3.5%	1.6%	4.3%	2.5%
Commercial automobile	39.7%	21.6%	15.6%	10.7%	6.8%	3.5%	1.0%	0.4%	0.2%	—%
Short-tail lines	59.6%	29.8%	5.8%	1.6%	0.1%	0.3%	0.4%	0.3%	—%	1.4%

Reinsurance
Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Casualty	7.2%	12.5%	14.6%	13.3%	11.2%	9.0%	5.9%	5.2%	3.8%	2.8%
Property	35.3%	32.3%	14.8%	5.5%	3.9%	2.0%	3.2%	2.7%	—%	3.2%

The table below provides a reconciliation of the beginning and ending reserve balances:

(In thousands)	2018	2017	2016
Net reserves at beginning of year	$10,056,914	$9,590,265	$9,244,872
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,926,489	3,963,543	3,826,620
Increase (decrease) in estimates for claims occurring in prior years (2)	6,831	(5,165)	(29,904)
Loss reserve discount accretion	41,382	43,970	49,084
Total	3,974,702	4,002,348	3,845,800
Net payments for claims:
Current year	964,808	1,027,405	1,052,452
Prior year	2,700,077	2,562,550	2,401,722
Total	3,664,885	3,589,955	3,454,174
Foreign currency translation	(117,848)	54,256	(46,233)
Net reserves at end of year	10,248,883	10,056,914	9,590,265
Ceded reserve at end of year	1,717,565	1,613,494	1,606,930
Gross reserves at end of year	$11,966,448	$11,670,408	$11,197,195

_______________________________________

(1)	Claims occurring during the current year are net of loss reserve discounts of $24,381,000, $22,064,000 and $18,929,000 in 2018, 2017, and 2016, respectively.

(2)
The increase (decrease) in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $3,738,000, $32,132,000 and $59,175,000 in 2018, 2017 and 2016, respectively.

Favorable prior year development (net of additional and return premiums) was $39 million in 2018.
Insurance - Reserves for the Insurance segment developed favorably by $43 million in 2018. The favorable development was primarily attributable to workers' compensation business, partially offset by unfavorable development for professional liability business.
For workers' compensation, the favorable development was spread across many accident years, including prior to 2009, but was most significant in accident years 2015 through 2017. The favorable workers' compensation development reflects a continuation during 2018 of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The long term trend of declining workers' compensation frequency can be attributable to improved workplace safety. Loss severity trends were also aided by our continued investment in claims handling initiatives such as medical case management services and vendor savings through usage of preferred provider networks. Reported workers' compensation losses in 2018 continued to be better than our expectations at most of our operating units, and were below the assumptions underlying our previous reserve estimates.
For professional liability business, adverse development was primarily related to unexpected large directors and officers (“D&O”) liability losses at one of our U.S. operating units, as well as lawyers professional liability losses at another operating unit. The adverse development stemmed primarily from accident years 2015 and 2016, and was driven by a higher frequency of large losses than we had experienced in previous years.
Reinsurance - Reserves for the Reinsurance segment developed unfavorably by $4 million in 2018. The unfavorable development was primarily due to U.S. casualty facultative business from accident years 2009 and prior related to construction projects, and was largely offset by favorable development on assumed excess of loss workers compensation business.

Favorable prior year development (net of additional and return premiums) was $37 million in 2017.
Insurance - Reserves for the Insurance segment developed favorably by $68 million in 2017. The favorable development was primarily attributable to workers' compensation business, and was partially offset by unfavorable development for professional liability business.
For workers' compensation, the favorable development was related to both primary and excess business and was spread across many accident years, including those prior to 2008, but was most significant in accident years 2014 through 2016. The favorable workers' compensation development reflects a continuation during 2017 of the generally benign loss cost trends experienced in recent years, particularly the favorable claim frequency trends (i.e. number of reported claims per unit of exposure). Reported workers' compensation losses in 2017 continued to be better than our expectations at most of our operating units, and were below the assumptions underlying our previous reserve estimates. The favorable severity trends were also impacted by our continued investment in medical case management services and the higher usage of preferred provider networks. The long term trend of declining workers' compensation frequency can be attributed to improved workplace safety.
For professional liability business, adverse development was primarily related to unexpected large D&O liability losses at one of our U.S. operating units, and large professional indemnity and D&O losses in the U.K. The adverse development stemmed mainly from accident years 2013 through 2016 in the U.S. and 2011 through 2016 in the U.K.
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
For workers' compensation, the favorable development was related to both primary and excess business and to many accident years, including those prior to 2007. During 2016, reported workers' compensation losses continued to be better than our expectations at most of our operating units. Loss frequency and severity trends continued to be better than the assumptions underlying our previous reserve estimates. Loss severity trends also benefited from our continued investment in medical case management services and from our preferred provider networks. The long term trend of declining workers' compensation frequency can be attributed to improved workplace safety.
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
The Company’s net reserves for losses and loss expenses relating to asbestos and environmental claims on policies written before adoption of the absolute exclusion was $28 million at December 31, 2018 and $30 million at December 31, 2017. The estimation of these liabilities is subject to significantly greater than normal variation and uncertainty because it is difficult to make an actuarial estimate of these liabilities due to the absence of a generally accepted actuarial methodology for these exposures and the potential effect of significant unresolved legal matters, including coverage issues, as well as the cost of litigating the legal issues. Additionally, the determination of ultimate damages and the final allocation of such damages to financially responsible parties are highly uncertain.
Discounting — The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,793 million and $1,855 million at December 31, 2018 and 2017, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $563 million and $591 million at

December 31, 2018 and 2017, respectively. At December 31, 2018, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.8%.
Substantially all discounted workers’ compensation reserves (97% of total discounted reserves at December 31, 2018) are excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at December 31, 2018), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates prescribed or permitted by the Department of Insurance of the State of Delaware.

(14)    Reinsurance
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

The following is a summary of reinsurance financial information:

(In thousands)	2018	2017	2016
Written premiums:
Direct	$6,973,216	$6,726,029	$6,647,600
Assumed	729,278	750,934	896,101
Ceded	(1,269,267)	(1,216,455)	(1,119,788)
Total net written premiums	$6,433,227	$6,260,508	$6,423,913

Earned premiums:
Direct	$6,851,795	$6,661,046	$6,492,240
Assumed	755,759	812,309	900,570
Ceded	(1,236,049)	(1,161,936)	(1,099,462)
Total net earned premiums	$6,371,505	$6,311,419	$6,293,348

Ceded losses and loss expenses incurred	$829,742	$601,769	$707,336
Ceded commission earned	$268,037	$241,983	$201,957

The Company reinsures a portion of its exposures principally to reduce its net liability on individual risks and to protect against catastrophic losses. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $946,965, $1,010,000 and $1,049,000 as of December 31, 2018, 2017 and 2016, respectively.

The following table presents the amounts due from reinsurers as of December 31, 2018:

(In thousands)

Lloyd’s of London	$215,370
Munich Re	164,131
Alleghany Group	150,438
Swiss Re	150,280
Partner Re	103,837
Berkshire Hathaway	87,314
Axis Capital	85,377
Hannover Re Group	77,351
Everest Re	62,113
Korean Re	52,746
Renaissance Re	39,944
Liberty Mutual	32,118
Qatar Re GRP	27,731
Chubb Limited	24,628
Arch Capital Group	21,260
Other reinsurers less than $20,000	289,305
Subtotal	1,583,943
Residual market pools	348,348
Total	$1,932,291

(15)    Indebtedness
Indebtedness consisted of the following as of December 31, 2018 (the difference between the face value and the carrying value is unamortized discount and debt issuance costs):

			Carrying Value
(In thousands)	Interest Rate	Face Value	2018	2017
Senior notes due on:
August 15, 2019	6.15%	$140,651	$140,568	$140,434
September 15, 2019	7.375%	300,000	299,816	299,562
September 15, 2020	5.375%	300,000	299,420	299,083
January 1, 2022	8.7%	76,503	76,273	76,210
March 15, 2022	4.625%	350,000	348,670	348,252
February 15, 2037	6.25%	250,000	248,006	247,896
August 1, 2044	4.75%	350,000	345,283	345,099
Subsidiary debt (1) (2)	Various	123,992	123,992	12,516
Total senior notes and other debt		$1,891,146	$1,882,028	$1,769,052
Subordinated debentures due on:
April 30, 2053	5.625%	$350,000	$341,097	$340,838
March 1, 2056	5.9%	110,000	106,159	106,055
June 1, 2056	5.75%	290,000	281,551	281,325
March 30, 2058	5.70%	185,000	178,684	—
Total subordinated debentures		$935,000	$907,491	$728,218

________________
(1) Subsidiary debt is due as follows: $7 million in 2019, $15 million in 2020, and $102 million in 2028.
(2) Includes non-recourse loan in the amount of $102 million secured by an office building. See Note 8, Real Estate, for more details.

(16)    Income Taxes
Income tax expense (benefit) consists of:

(In thousands)	Current Expense (Benefit)	Deferred Expense (Benefit)	Total
December 31, 2018
Domestic	$188,712	$(63,134)	$125,578
Foreign	13,963	23,487	37,450
Total expense (benefit)	$202,675	$(39,647)	$163,028

December 31, 2017
Domestic	$225,694	$(27,601)	$198,093
Foreign	8,803	12,537	21,340
Total expense (benefit)	$234,497	$(15,064)	$219,433

December 31, 2016
Domestic	$259,539	$3,355	$262,894
Foreign	23,634	6,425	30,059
Total expense	$283,173	$9,780	$292,953

Income before income taxes from domestic operations was $755 million, $797 million and $837 million for the years ended December 31, 2018, 2017 and 2016, respectively. Income (loss) before income taxes from foreign operations was $57 million, ($25) million and $59 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A reconciliation of the income tax expense and the amounts computed by applying the Federal and foreign income tax rate of 21% for 2018 and 35% for 2017 and 2016 to pre-tax income are as follows:

(In thousands)	2018	2017	2016
Computed “expected” tax expense	$170,540	$270,470	$313,753
Tax-exempt investment income	(18,833)	(37,209)	(37,379)
Change in valuation allowance	18,576	11,161	1,420
Impact of foreign tax rates	7,683	3,508	1,984
State and local taxes	3,901	1,644	7,748
Impact of change in U.S. tax rate	(10,950)	(30,531)	—
Other, net	(7,889)	390	5,427
Total expense	$163,028	$219,433	$292,953

At December 31, 2018 and 2017, the tax effects of differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

(In thousands)	2018	2017
Deferred tax asset:
Loss reserve discounting	$130,513	$70,206
Unearned premiums	112,190	110,854
Net operating losses	37,463	33,043
Other-than-temporary impairments	9,910	8,204
Employee compensation plans	56,027	59,037
Other	58,809	49,346
Gross deferred tax asset	404,912	330,690
Less valuation allowance	(35,195)	(16,619)
Deferred tax asset	369,717	314,071
Deferred tax liability:
Amortization of intangibles	13,641	12,826
Loss reserve discounting - transition rule	41,088	—
Deferred policy acquisition costs	99,293	100,020
Unrealized investment gains	35,430	151,162
Property, furniture and equipment	39,239	31,865
Investment funds	51,712	41,104
Other	53,824	63,858
Deferred tax liability	334,227	400,835
Net deferred tax (asset) liability	$(35,490)	$86,764

The Company had a current tax receivable of $0.7 million and a payable of $11.3 million at December 31, 2018 and 2017, respectively. At December 31, 2018, the Company had foreign net operating loss carryforwards of $8.8 million that expire beginning in 2027, and an additional $181.0 million that have no expiration date. At December 31, 2018, the Company had a valuation allowance of $35.2 million, as compared to $16.6 million at December 31, 2017. The Company has provided a valuation allowance against the utilization of foreign tax credits and the future net operating loss carryforward benefits of certain foreign operations. The statute of limitations has closed for the Company’s U.S. Federal tax returns through December 31, 2013.

The realization of the deferred tax asset is dependent upon the Company’s ability to generate sufficient taxable income in future periods. Based on historical results and the prospects for future current operations, management anticipates that it is more likely than not that future taxable income will be sufficient for the realization of this asset.

The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017. The Tax Act provides for a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In 2018, the Company reported a net tax rate reduction benefit in the amount of $11.0 million. Additionally, the U.S. tax law requires insurance reserves to be discounted for tax purposes. The Tax Act modified this computation. At the end of 2018, the IRS issued revised discount factors to be applied to the 2017 reserves. This increased the beginning of year 2018 deferred tax asset for loss reserve discounting by $47 million. Under the related transition rule, a deferred tax liability was established which will be included in taxable income over eight years beginning in 2018.

The Tax Act included a global intangible low-taxed income tax ("GILTI"). The Company has made an accounting policy election to treat any GILTI taxes as a current period expense when incurred (the "period cost method"). The 2018 tax provision includes a GILTI tax of $2.8 million as a current tax expense.

The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $70 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

(17)    Dividends from Subsidiaries and Statutory Financial Information
The Company’s insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. The Company’s lead insurer, Berkley Insurance Company ("BIC"), directly or indirectly owns all of the Company’s other insurance companies. During 2019, the maximum amount of dividends that can be paid by BIC without such approval is approximately $1.1 billion.

BIC’s combined net income and statutory capital and surplus, as determined in accordance with statutory accounting practices (SAP), are as follows:

(In thousands)	2018	2017	2016
Net income	$1,099,953	$698,862	$702,830
Statutory capital and surplus	$5,587,930	$5,479,603	$5,493,044

The significant variances between SAP and GAAP are that for statutory purposes bonds are carried at amortized cost, unrealized gains and losses on equity securities are recorded in surplus, acquisition costs are charged to income as incurred, deferred Federal income taxes are subject to limitations, excess and assumed workers’ compensation reserves are discounted at different discount rates and certain assets designated as “non-admitted assets” are charged against surplus. The Commissioner of Insurance of the State of Delaware has allowed BIC to discount non-tabular workers' compensation loss reserves, which is a permitted practice that differs from SAP. The effect of using this permitted practice was an increase to BIC’s statutory capital and surplus by $282 million at December 31, 2018.

The National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. At December 31, 2018, BIC’s Total Adjusted Capital of $5.306 billion was 384% of its RBC Authorized Control Level.

See Note 3, Investments in Fixed Maturity Securities, for a description of assets held on deposit as security.

(18)    Common Stockholders’ Equity
The weighted average number of shares used in the computation of net income per share was as follows:

	2018	2017	2016
Basic	126,698,927	124,843,240	122,650,997
Diluted	128,263,558	129,017,613	128,552,838

Treasury shares have been excluded from average outstanding shares from the date of acquisition. The weighted average number of basic shares outstanding includes the impact of 4,926,521 common shares held in a grantor trust. The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since shares deliverable under vested RSUs were already included in diluted shares outstanding. The difference in calculating basic and diluted net income per share is attributable entirely to the dilutive effect of stock-based compensation plans. Changes in shares of common stock outstanding, net of treasury shares, are presented below. Shares of common stock issued and outstanding do not include shares related to unissued restricted stock units (including shares held in the grantor trust).

	2018	2017	2016
Balance, beginning of year	121,514,852	121,193,599	123,307,837
Shares issued	838,508	1,052,256	281,654
Shares repurchased	(357,600)	(731,003)	(2,395,892)
Balance, end of year	121,995,760	121,514,852	121,193,599

The amount of dividends paid is dependent upon factors such as the receipt of dividends from our subsidiaries, our results of operations, cash flow, financial condition and business needs, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

(19)    Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2018 and 2017:

	2018		2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,606,812	$13,619,620	$13,551,250	$13,566,976
Equity securities	279,006	279,006	576,647	576,647
Arbitrage trading account	452,548	452,548	617,649	617,649
Loans receivable	94,813	97,073	79,684	82,047
Cash and cash equivalents	817,602	817,602	950,471	950,471
Trading accounts receivable from brokers and clearing organizations	347,228	347,228	189,280	189,280

Liabilities:
Due to broker	20,144	20,144	15,920	15,920
Trading account securities sold but not yet purchased	38,120	38,120	64,358	64,358
Subordinated debentures	907,491	840,002	728,218	769,060
Senior notes and other debt	1,882,028	1,968,996	1,769,052	1,945,313

The estimated fair values of the Company’s fixed maturity securities, equity securities available for sale and arbitrage trading account securities are based on various valuation techniques that rely on fair value measurements as described in Note 12 above. The fair value of loans receivable is estimated by using current institutional purchaser yield requirements for loans with similar credit characteristics, which is considered a Level 2 input. The fair value of the senior notes and other debt and the subordinated debentures is based on spreads for similar securities, which is considered a Level 2 input.

(20)    Lease Obligations
The Company and its subsidiaries use office space and equipment under leases expiring at various dates. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. Future minimum lease payments, without provision for sublease income, are: $46,592,000 in 2019; $43,504,000 in 2020; $39,061,000 in 2021; $34,444,000 in 2022, $30,881,000 in 2023 and $75,740,000 thereafter. Rental expense was $45,778,000, $52,925,000, and $47,453,000 for 2018, 2017, and 2016 respectively.

(21)    Commitments, Litigation and Contingent Liabilities
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

At December 31, 2018, the Company had commitments to invest up to $270.2 million and $253.4 million in certain investment funds and real estate construction projects, respectively.

(22)    Stock Incentive Plan
Pursuant to the Company's stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. The following table summarizes RSU information for the three years ended December 31, 2018:

	2018	2017	2016
RSUs granted and unvested at beginning of period:	3,477,981	4,862,098	4,158,325
Granted	760,032	855,984	1,000,559
Vested	(600,169)	(1,993,507)	(77,250)
Canceled	(263,411)	(246,594)	(219,536)
RSUs granted and unvested at end of period:	3,374,433	3,477,981	4,862,098

Upon vesting, shares of the Company’s common stock equal to the number of vested RSUs are issued or deferred to a later date, depending on the terms of the specific award agreement. As of December 31, 2018, 4,709,318 RSUs had been deferred. RSUs that have not yet vested and vested RSUs that have been deferred are not considered to be issued and outstanding shares.
The fair value of RSUs at the date of grant are recorded as unearned compensation, a component of stockholders’ equity, and expensed over the vesting period. Following is a summary of changes in unearned compensation for the three years ended December 31, 2018:

(In thousands)	2018	2017	2016
Unearned compensation at beginning of year	$122,910	$115,965	$103,538
RSUs granted, net of cancellations	52,204	52,897	52,697
RSUs expensed	(34,408)	(38,796)	(35,585)
RSUs forfeitures	(11,037)	(7,156)	(4,685)
Unearned compensation at end of year	$129,669	$122,910	$115,965

(23)    Compensation Plans
The Company and its subsidiaries have profit sharing plans in which substantially all employees participate. The plans provide for minimum annual contributions of 5% of eligible compensation; contributions above the minimum are discretionary and vary with each participating subsidiary’s profitability. Employees become eligible to participate in the plan on the first day of the calendar quarter following the first full calendar quarter after the employee's date of hire provided the employee has completed 250 hours of service during the calendar quarter. The plans provide that 40% of the contributions vest immediately and that the remaining 60% vest at varying percentages based upon years of service. Profit sharing expense was $42 million, $42 million and $39 million in 2018, 2017 and 2016, respectively.

The Company has a long-term incentive compensation plan ("LTIP") that provides for compensation to key executives based on the growth in the Company's book value per share over a five year period.

The following table summarizes the outstanding LTIP awards as of December 31, 2018:

	Units Outstanding	Maximum Value	Inception to date earned through December 31, 2018 on outstanding units
2014 grant	181,750	$18,175,000	$15,328,795
2015 grant	194,750	19,475,000	15,272,295
2016 grant	217,500	21,750,000	12,371,400
2017 grant	223,250	22,325,000	7,822,680
2018 grant	222,750	22,750,000	4,316,895

The following table summarizes the LTIP expense for each of the three years ended December 31, 2018:

(In thousands)	2018	2017	2016
2011 grant	$—	$—	$(82)
2013 grant	(1,124)	7,667	8,918
2014 grant	3,227	3,167	3,503
2015 grant	5,170	3,667	4,072
2016 grant	5,148	3,601	4,002
2017 grant	4,700	3,162	—
2018 grant	4,317	—	—
Total	$21,438	$21,264	$20,413

(24)    Supplemental Financial Statement Data
Other operating costs and expenses consist of the following:

(In thousands)	2018	2017	2016
Amortization of deferred policy acquisition costs	$915,246	$1,111,489	$1,155,954
Insurance operating expenses	1,183,635	989,535	933,249
Insurance service expenses	118,357	129,776	138,908
Net foreign currency (gains) losses	(27,067)	15,267	(11,904)
Other costs and expenses	193,050	190,865	179,412
Total	$2,383,221	$2,436,932	$2,395,619

(25)    Industry Segments
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

	Revenues
(In thousands)	Earned Premiums	Investment Income	Other	Total (1)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Year ended December 31, 2018
Insurance	$5,864,981	$518,733	$72,727	$6,456,441	$856,011	$682,028
Reinsurance	506,524	94,291	—	600,815	62,144	50,144
Corporate, other and eliminations (2)	—	61,211	418,696	479,907	(260,549)	(213,469)
Net investment gains	—	—	154,488	154,488	154,488	122,046
Consolidated	$6,371,505	$674,235	$645,911	$7,691,651	$812,094	$640,749

Year ended December 31, 2017
Insurance	$5,706,443	$436,178	$86,864	$6,229,485	$756,153	$535,186
Reinsurance	604,976	91,146	—	696,122	(15,276)	(5,131)
Corporate, other and eliminations (2)	—	48,464	374,835	423,299	(303,965)	(199,269)
Net investment gains	—	—	335,858	335,858	335,858	218,308
Consolidated	$6,311,419	$575,788	$797,557	$7,684,764	$772,770	$549,094

Year ended December 31, 2016
Insurance	$5,618,842	$431,489	$97,879	$6,148,210	$799,139	$534,613
Reinsurance	674,506	102,617	—	777,123	98,277	68,400
Corporate, other and eliminations (2)	—	30,057	431,789	461,846	(267,983)	(174,650)
Net investment gains	—	—	267,005	267,005	267,005	173,553
Consolidated	$6,293,348	$564,163	$796,673	$7,654,184	$896,438	$601,916

Identifiable Assets
(In thousands)	December 31,
	2018	2017
Insurance	$19,634,329	$19,263,193
Reinsurance	2,951,115	3,169,731
Corporate, other and eliminations (2)	2,310,533	1,866,993
Consolidated	$24,895,977	$24,299,917
_______________________________________
(1) Revenues for Insurance includes $714.2 million, $688.2 million and $733.3 million in 2018, 2017 and 2016, respectively, from foreign countries. Revenues for Reinsurance includes $228.1 million, $201.3 million and $200.5 million in 2018, 2017 and 2016, respectively, from foreign countries.
(2) Corporate, other and eliminations represent corporate revenues and expenses and other items that are not allocated to business segments.

Net premiums earned by major line of business are as follows:

(In thousands)	2018	2017	2016
Insurance
Other liability	$1,912,071	$1,843,826	$1,761,748
Workers' compensation	1,489,805	1,481,507	1,402,611
Short-tail lines	1,184,755	1,149,977	1,237,917
Commercial automobile	722,236	685,263	684,626
Professional liability	556,114	545,870	531,940
Total Insurance	5,864,981	5,706,443	5,618,842
Reinsurance
Casualty	362,886	377,650	405,470
Property	143,638	227,326	269,036
Total Reinsurance	506,524	604,976	674,506
Total	$6,371,505	$6,311,419	$6,293,348

(26)    Quarterly Financial Information (Unaudited)
The following is a summary of quarterly financial data:

(In thousands, except per share data)	2018
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,891,247	$1,910,916	$1,937,902	$1,951,586
Net income	166,397	180,075	161,920	132,357
Net income per share (1)
Basic (2)	1.32	1.42	1.28	1.04
Diluted	1.30	1.40	1.26	1.03

	2017
Three months ended	March 31	June 30	September 30	December 31
Revenues	$1,870,418	$1,848,049	$2,031,342	$1,934,956
Net income	123,447	109,004	162,054	154,589
Net income per share (1)
Basic (2)	1.01	0.87	1.29	1.22
Diluted	0.96	0.85	1.26	1.21
_______________________________________
(1) Net income per share (“EPS”) in each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters EPS does not necessarily equal the full-year EPS.

(2) Basic shares outstanding includes shares held in a grantor trust.

(27)    Subsequent Event
On February 21, 2019, the Company announced that its Board of Directors approved a 3-for-2 common stock split to be paid in the form of a stock dividend to holders of record on March 14, 2019. The additional shares are expected to be issued on April 2, 2019.

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
During the quarter ended December 31, 2018, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
W. R. Berkley Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited W. R. Berkley Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules II to VI (collectively, the "consolidated financial statements”), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and which is incorporated herein by reference.

(b) Security ownership of management

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and which is incorporated herein by reference.

(c) Changes in control

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and which is incorporated herein by reference.

(d) Equity compensation plan information

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and which is incorporated herein by reference.

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

(4.13)
Subordinated Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.14)
First Supplemental Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee, relating to $175,000,000 principal amount of the Company’s 5.7% Subordinated Debentures due 2058, including the form of the Securities as Exhibit A (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-15202) filed with the Commission on March 26, 2018).

(4.15)
The instruments defining the rights of holders of the other long term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

(10.1)	W. R. Berkley Corporation 2012 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2015 Proxy Statement (File No. 1-15202) filed with the Commission on April 20, 2015).

(10.2)	W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s 2018 Proxy Statement (File No. 1-15202) filed with the Commission on April 19, 2018).

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

(10.8)
W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated November 2, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2018).

(10.9)
Form of Restricted Stock Unit Agreement for grant of April 4, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on August 6, 2003).

(10.10)
W. R. Berkley Corporation Deferred Compensation Plan for Officers as amended and restated November 2, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2018).

(10.11)
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

(10.15)
Form of 2018 Performance Unit Award Agreement under the W. R. Berkley Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on May 7, 2018).

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

(10.18)	W. R. Berkley Corporation 2009 Directors Stock Plan (incorporated by reference to Annex B of the Company’s 2015 Proxy Statement (File No. 1-15202) filed with the Commission on April 20, 2015).

(10.19)
Form of 2018 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-15202) filed with the Commission on November 7, 2018).

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
February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Berkley	Executive Chairman	February 22, 2019
William R. Berkley	of the Board of Directors

/s/ W. Robert Berkley, Jr.	President, Chief Executive Officer	February 22, 2019
W. Robert Berkley, Jr.	and Director
(Principal executive officer)

/s/ Christopher L. Augostini	Director	February 22, 2019
Christopher L. Augostini

/s/ Ronald E. Blaylock	Director	February 22, 2019
Ronald E. Blaylock

/s/ Mark E. Brockbank	Director	February 22, 2019
Mark E. Brockbank

/s/ Mary C. Farrell	Director	February 22, 2019
Mary C. Farrell

/s/ María Luisa Ferré	Director	February 22, 2019
María Luisa Ferré

/s/ Jack H. Nusbaum	Director	February 22, 2019
Jack H. Nusbaum

/s/ Leigh A. Pusey	Director	February 22, 2019
Leigh Ann Pusey

/s/ Mark L. Shapiro	Director	February 22, 2019
Mark L. Shapiro

/s/ Richard M. Baio	Senior Vice President,	February 22, 2019
Richard M. Baio	Chief Financial Officer and Treasurer
(Principal financial officer and principal accounting officer)

Schedule II
W. R. Berkley Corporation
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$83,950	$45,062
Fixed maturity securities available for sale at fair value (cost $1,317,058 and $1,059,834 at December 31, 2018 and 2017, respectively)	1,307,347	1,052,240
Loans receivable	51,544	53,019
Equity securities, at fair value (cost $3,430 in 2018 and 2017)	3,430	3,430
Investment in subsidiaries	6,786,999	7,140,108
Current federal income taxes	9,068	—
Deferred federal income taxes	66,995	—
Property, furniture and equipment at cost, less accumulated depreciation	13,391	14,421
Other assets	12,340	10,819
Total assets	$8,335,064	$8,319,099
Liabilities and stockholders’ equity
Liabilities:
Due to subsidiaries	$116,125	$232,756
Other liabilities	115,562	128,002
Current federal income taxes	—	10,486
Deferred federal income taxes	—	51,757
Subordinated debentures	907,491	728,218
Senior notes	1,758,035	1,756,536
Total liabilities	2,897,213	2,907,755
Stockholders’ equity:
Preferred stock	—	—
Common stock	47,024	47,024
Additional paid-in capital	1,063,144	1,048,283
Retained earnings (including accumulated undistributed net income of subsidiaries of $5,068,139 and $5,073,268 at December 31, 2018 and 2017, respectively)	7,558,619	6,956,882
Accumulated other comprehensive income	(510,470)	68,541
Treasury stock, at cost	(2,720,466)	(2,709,386)
Total stockholders’ equity	5,437,851	5,411,344
Total liabilities and stockholders’ equity	$8,335,064	$8,319,099
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Income (Parent Company)

	Year Ended December 31,
(In thousands)	2018	2017	2016
Management fees and investment income including dividends from subsidiaries of $639,477, $694,462 and $700,664 for the years ended December 31, 2018, 2017 and 2016, respectively	$697,687	$738,923	$726,742
Net investment (losses) gains	(1,685)	(4,286)	909
Other income	530	805	376
Total revenues	696,532	735,442	728,027
Operating costs and expense	191,873	182,145	171,967
Interest expense	155,082	146,929	139,216
Income before federal income taxes	349,577	406,368	416,844
Federal income taxes:
Federal income taxes provided by subsidiaries on a separate return basis	409,439	115,597	327,520
Federal income tax expense on a consolidated return basis	(113,138)	(195,261)	(246,389)
Net expense (benefit)	296,301	(79,664)	81,131
Income before undistributed equity in net income of subsidiaries	645,878	326,704	497,975
Equity in undistributed net (loss) income of subsidiaries	(5,129)	222,390	103,941
Net income	$640,749	$549,094	$601,916
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

Schedule II, Continued

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$640,749	$549,094	$601,916
Adjustments to reconcile net income to net cash from operating activities:
Net investment losses	1,685	4,286	3,649
Depreciation and amortization	9,441	2,039	2,744
Equity in undistributed earnings of subsidiaries	5,129	(222,390)	(103,941)
Tax payments received from subsidiaries	282,084	98,313	414,386
Federal income taxes provided by subsidiaries on a separate return basis	(409,439)	(115,597)	(327,520)
Stock incentive plans	28,531	38,075	37,174
Change in:
Federal income taxes	(77,415)	2,711	44,839
Other assets	1,348	(877)	1,772
Other liabilities	109,016	18,661	(88,282)
Accrued investment income	(2,870)	(2,818)	(2,743)
Net cash from operating activities	588,259	371,497	583,994
Cash used in investing activities:
Proceeds from sales of fixed maturity securities	668,447	849,330	373,252
Proceeds from maturities and prepayments of fixed maturity securities	255,528	316,611	210,904
Cost of purchases of fixed maturity securities	(1,188,821)	(1,329,379)	(1,285,101)
Change in loans receivable	1,475	(29,600)	(23,419)
Investments in and advances to subsidiaries, net	(184,597)	(21,139)	11,471
Net additions to real estate, furniture & equipment	(264)	(1,055)	(3,042)
Net cash used in investing activities	(448,232)	(215,232)	(715,935)
Cash (used in) from financing activities:
Net proceeds from issuance of senior notes	178,562	—	386,830
Repayment of senior notes	—	—	(9,353)
Purchase of common treasury shares	(24,750)	(47,807)	(132,392)
Cash dividends to common stockholders	(254,951)	(188,199)	(183,999)
Net cash (used in) from financing activities	(101,139)	(236,006)	61,086
Net increase (decrease) in cash and cash equivalents	38,888	(79,741)	(70,855)
Cash and cash equivalents at beginning of year	45,062	124,803	195,658
Cash and cash equivalents at end of year	$83,950	$45,062	$124,803
________________
See Report of Independent Registered Public Accounting Firm and note to condensed financial statements.

W. R. Berkley Corporation
Condensed Financial Information of Registrant, Continued
December 31, 2018
Note to Condensed Financial Statements (Parent Company)
The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements included elsewhere herein. Reclassifications have been made in the 2017 and 2016 financial statements as originally reported to conform them to the presentation of the 2018 financial statements.
The Company files a consolidated federal tax return with the results of its domestic insurance subsidiaries included on a statutory basis. Under present Company policy, federal income taxes payable by subsidiary companies on a separate-return basis are paid to W. R. Berkley Corporation, and the Company pays the tax due on a consolidated return basis.

Schedule III

W. R. Berkley Corporation and Subsidiaries
Supplementary Insurance Information
December 31, 2018, 2017 and 2016

(In thousands)	Deferred Policy Acquisition Cost	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Loss and Loss Expenses	Amortization of Deferred Policy Acquisition Cost	Other Operating Costs and Expenses	Net Premiums Written
December 31, 2018
Insurance	$439,945	$10,226,324	$3,131,018	$5,864,981	$518,733	$3,626,924	$811,178	$1,162,328	$5,952,861
Reinsurance	57,684	1,740,124	228,973	506,524	94,291	347,778	104,068	86,826	480,366
Corporate and adjustments	—	—	—	—	61,211	—	—	218,821	—
Total	$497,629	$11,966,448	$3,359,991	$6,371,505	$674,235	$3,974,702	$915,246	$1,467,975	$6,433,227
December 31, 2017
Insurance	$435,967	$9,820,258	$3,039,343	$5,706,443	$436,178	$3,516,996	$929,793	$1,026,545	$5,715,871
Reinsurance	71,582	1,850,150	250,837	604,976	91,146	485,352	181,696	44,349	544,637
Corporate and adjustments	—	—	—	—	48,464	—	—	254,549	—
Total	$507,549	$11,670,408	$3,290,180	$6,311,419	$575,788	$4,002,348	$1,111,489	$1,325,443	$6,260,508
December 31, 2016
Insurance	$442,317	$9,445,210	$2,975,060	$5,618,842	$431,489	$3,430,139	$964,064	$954,858	$5,743,620
Reinsurance	95,573	1,751,985	308,240	674,506	102,617	415,661	191,890	71,305	680,293
Corporate and adjustments	—	—	—	—	30,057	—	—	213,502	—
Total	$537,890	$11,197,195	$3,283,300	$6,293,348	$564,163	$3,845,800	$1,155,954	$1,239,665	$6,423,913
__________________________
See Report of Independent Registered Public Accounting Firm.

Schedule IV

W. R. Berkley Corporation and Subsidiaries
Reinsurance
Years ended December 31, 2018, 2017 and 2016

	Premiums Written
(In thousands, other than percentages)	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2018
Insurance	$6,959,830	$1,204,509	$197,540	$5,952,861	3.3%
Reinsurance	13,386	64,758	531,738	480,366	110.7%
Total	$6,973,216	$1,269,267	$729,278	$6,433,227	11.3%
Year ended December 31, 2017
Insurance	$6,707,916	$1,153,960	$161,915	$5,715,871	2.8%
Reinsurance	18,113	62,495	589,019	544,637	108.1%
Total	$6,726,029	$1,216,455	$750,934	$6,260,508	12.0%
Year ended December 31, 2016
Insurance	$6,634,540	$1,051,887	$160,967	$5,743,620	2.8%
Reinsurance	13,060	67,901	735,134	680,293	108.1%
Total	$6,647,600	$1,119,788	$896,101	$6,423,913	13.9%
___________________________
See Report of Independent Registered Public Accounting Firm.

Schedule V

W. R. Berkley Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2018, 2017 and 2016

(In thousands)	Opening Balance	Additions- Charged to Expense	Deduction- Amounts Written Off	Ending Balance
Year ended December 31, 2018
Premiums and fees receivable	$39,926	$6,985	$(7,817)	$39,093
Due from reinsurers	1,010	65	(128)	947
Deferred federal and foreign income taxes	16,619	18,772	(196)	35,195
Loan loss reserves	3,383	—	—	3,383
Total	$60,938	$25,822	$(8,141)	$78,618
Year ended December 31, 2017
Premiums and fees receivable	$26,569	$20,720	$(7,363)	$39,926
Due from reinsurers	1,049	(29)	(10)	1,010
Deferred federal and foreign income taxes	5,457	12,663	(1,501)	16,619
Loan loss reserves	3,397	(14)	—	3,383
Total	$36,472	$33,340	$(8,874)	$60,938
Year ended December 31, 2016
Premiums and fees receivable	$22,524	$10,006	$(5,961)	$26,569
Due from reinsurers	1,020	20	9	1,049
Deferred federal and foreign income taxes	4,037	1,420	—	5,457
Loan loss reserves	2,094	1,303	—	3,397
Total	$29,675	$12,749	$(5,952)	$36,472
_______________________
See Report of Independent Registered Public Accounting Firm.

Schedule VI

W. R. Berkley Corporation and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
Deferred policy acquisition costs	$497,629	$507,549	$537,890
Reserves for losses and loss expenses	11,966,448	11,670,408	11,197,195
Unearned premiums	3,359,991	3,290,180	3,283,300
Net premiums earned	6,371,505	6,311,419	6,293,348
Net investment income	674,235	575,788	564,163
Losses and loss expenses incurred:
Current year	3,926,489	3,963,543	3,826,620
Prior years	6,831	(5,165)	(29,904)
Loss reserve discount accretion	41,382	43,970	49,084
Amortization of deferred policy acquisition costs	915,246	1,111,489	1,155,954
Paid losses and loss expenses	3,664,885	3,589,955	3,454,174
Net premiums written	6,433,227	6,260,508	6,423,913
___________________
See Report of Independent Registered Public Accounting Firm.