Form 10-Q
period 2019-03-31
BERKLEY W R CORP
filed 2019-05-08
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common Stock, par value $.20 per share	WRB	New York Stock Exchange
5.625% Subordinated Debentures due 2053	WRB B	New York Stock Exchange
5.9% Subordinated Debentures due 2056	WRB C	New York Stock Exchange
5.75% Subordinated Debentures due 2056	WRB D	New York Stock Exchange
5.70% Subordinated Debentures due 2058	WRB E	New York Stock Exchange
Number of shares of common stock, $.20 par value, outstanding as of May 6, 2019: 183,118,577

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$13,640,669	$13,606,812
Real estate	2,019,123	1,957,092
Investment funds	1,359,908	1,332,818
Arbitrage trading account	504,633	452,548
Equity securities	341,981	279,006
Loans receivable	95,557	94,813
Total investments	17,961,871	17,723,089
Cash and cash equivalents	937,428	817,602
Premiums and fees receivable	1,964,244	1,807,762
Due from reinsurers	1,941,311	1,932,291
Deferred policy acquisition costs	515,595	497,629
Prepaid reinsurance premiums	516,691	498,880
Trading account receivables from brokers and clearing organizations	322,925	347,228
Property, furniture and equipment	406,841	416,372
Goodwill	173,037	173,037
Accrued investment income	150,294	144,481
Federal and foreign income taxes	—	36,193
Other assets	695,023	501,413
Total assets	$25,585,260	$24,895,977

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$12,093,110	$11,966,448
Unearned premiums	3,496,199	3,359,991
Due to reinsurers	262,781	256,917
Trading account securities sold but not yet purchased	58,148	38,120
Federal and foreign income taxes	43,243	—
Other liabilities	1,046,286	1,005,184
Senior notes and other debt	1,875,018	1,882,028
Subordinated debentures	907,679	907,491
Total liabilities	19,782,464	19,416,179
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 183,024,006 and 182,993,640 shares, respectively	70,535	70,535
Additional paid-in capital	1,053,372	1,039,633
Retained earnings	7,721,039	7,558,619
Accumulated other comprehensive loss	(364,983)	(510,470)
Treasury stock, at cost, 169,652,871 and 169,683,237 shares, respectively	(2,720,011)	(2,720,466)
Total stockholders’ equity	5,759,952	5,437,851
Noncontrolling interests	42,844	41,947
Total equity	5,802,796	5,479,798
Total liabilities and equity	$25,585,260	$24,895,977
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2019	2018
REVENUES:
Net premiums written	$1,709,601	$1,665,338
Change in net unearned premiums	(116,745)	(97,930)
Net premiums earned	1,592,856	1,567,408
Net investment income	158,254	174,518
Net realized and unrealized gains on investments	68,653	48,464
Revenues from non-insurance businesses	91,827	70,171
Insurance service fees	25,312	30,675
Other income	120	11
Total revenues	1,937,022	1,891,247
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	988,650	963,219
Other operating costs and expenses	588,087	610,439
Expenses from non-insurance businesses	90,125	69,543
Interest expense	40,721	37,056
Total operating costs and expenses	1,707,583	1,680,257
Income before income taxes	229,439	210,990
Income tax expense	(47,825)	(43,417)
Net income before noncontrolling interests	181,614	167,573
Noncontrolling interests	(892)	(1,177)
Net income to common stockholders	$180,722	$166,396

NET INCOME PER SHARE:
Basic	$0.95	$0.88
Diluted	$0.94	$0.87

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2019	2018
Net income before noncontrolling interests	$181,614	$167,573
Other comprehensive income (losses):
Change in unrealized currency translation adjustments	19,760	12,799
Change in unrealized investment gains (losses), net of taxes	125,774	(125,772)
Other comprehensive income (losses)	145,534	(112,973)
Comprehensive income	327,148	54,600
Noncontrolling interests	(845)	(1,188)
Comprehensive income to common stockholders	$326,303	$53,412

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2019	2018
COMMON STOCK:
Beginning and end of period	$70,535	$70,535
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,039,633	$1,024,771
Restricted stock units issued	(455)	(487)
Restricted stock units expensed	14,194	9,434
End of period	$1,053,372	$1,033,718
RETAINED EARNINGS:
Beginning of period	$7,558,619	$6,956,882
Cumulative effect adjustment resulting from changes in accounting principles	—	215,939
Net income to common stockholders	180,722	166,396
Dividends ($0.10 and $0.09 per share, respectively)	(18,302)	(17,016)
End of period	$7,721,039	$7,322,201
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains:
Beginning of period	$(91,491)	$375,421
Cumulative effect adjustment resulting from changes in accounting principles	—	(214,539)
Change in unrealized gains (losses) on securities not other-than-temporarily impaired	125,796	(125,796)
Change in unrealized (losses) gains on other-than-temporarily impaired securities	(69)	13
End of period	34,236	35,099
Currency translation adjustments:
Beginning of period	(418,979)	(306,880)
Net change in period	19,760	12,799
End of period	(399,219)	(294,081)
Total accumulated other comprehensive loss	$(364,983)	$(258,982)
TREASURY STOCK:
Beginning of period	$(2,720,466)	$(2,709,386)
Stock exercised/vested	455	488
Stock repurchased	—	(6,799)
End of period	$(2,720,011)	$(2,715,697)
NONCONTROLLING INTERESTS:
Beginning of period	$41,947	$39,819
Contributions (distributions)	52	(603)
Net income	892	1,177
Other comprehensive (loss) income, net of tax	(47)	11
End of period	$42,844	$40,404
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2019	2018
CASH FROM (USED IN) OPERATING ACTIVITIES:
Net income to common stockholders	$180,722	$166,396
Adjustments to reconcile net income to net cash from (used in) operating activities:
Net realized and unrealized gains on investments	(68,653)	(48,464)
Depreciation and amortization	27,424	29,027
Noncontrolling interests	892	1,177
Investment funds	(11,411)	(40,354)
Stock incentive plans	14,828	9,434
Change in:
Arbitrage trading account	(7,753)	497
Premiums and fees receivable	(156,450)	(74,492)
Reinsurance accounts	(20,272)	(100,379)
Deferred policy acquisition costs	(17,732)	(6,851)
Income taxes	36,180	50,505
Reserves for losses and loss expenses	119,780	120,063
Unearned premiums	135,184	116,627
Other	(154,409)	(243,221)
Net cash from (used in) operating activities	78,330	(20,035)
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	973,626	2,004,008
Proceeds from sale of equity securities	37,762	152,949
(Contributions to) distributions from investment funds	(13,874)	33,695
Proceeds from maturities and prepayments of fixed maturity securities	686,795	97,911
Purchase of fixed maturity securities	(1,528,267)	(2,085,683)
Purchase of equity securities	(35,314)	(44,219)
Real estate purchased	(52,901)	(336,601)
Change in loans receivable	(726)	2,058
Net additions to property, furniture and equipment	(3,299)	(14,102)
Change in balances due to security brokers	(22,011)	58,500
Net cash from (used in) investing activities	41,791	(131,484)
CASH (USED IN) FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	—	(23)
Net proceeds from issuance of debt	—	181,792
Cash dividends to common stockholders	—	(17,016)
Purchase of common treasury shares	—	(6,799)
Other, net	(976)	(544)
Net cash (used in) from financing activities	(976)	157,410
Net impact on cash due to change in foreign exchange rates	681	241
Net change in cash and cash equivalents	119,826	6,132
Cash and cash equivalents at beginning of year	817,602	950,471
Cash and cash equivalents at end of period	$937,428	$956,603
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications have been made in the 2018 financial statements as originally reported to conform to the presentation of the 2019 financial statements. Shares outstanding and per share amounts have been adjusted to reflect the 3-for-2 common stock split effected on April 2, 2019. Additionally, the Company renamed the Reinsurance segment to Reinsurance & Monoline Excess, and reclassified the monoline excess business from the Insurance segment. The reclassified business includes operations that solely retain risk on an excess basis.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 21% principally because of tax-exempt investment income, as well as tax on income from foreign jurisdictions with different tax rates.

(2) Per Share Data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 7,389,781 and 7,270,954 common shares held in a grantor trust as of March 31, 2019 and 2018, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31,

(In thousands)	2019	2018
Basic	190,400	189,563
Diluted	192,669	192,188

(3) Recent Accounting Pronouncements
Recently adopted accounting pronouncements:
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which amends the accounting and disclosure guidance for leases. This guidance retains the two classifications of a lease, as either an operating or finance lease, both of which require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The right-of-use asset and the lease liability are determined based upon the present value of cash flows. Finance leases reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance. The updated guidance is effective for reporting periods beginning after December 15, 2018. As permitted by the rules, the Company adopted the new guidance prospectively for the quarter ended March 31, 2019. The Company elected to use the practical expedient permitted by the transition guidance which allowed companies to not reassess existing lease classifications for already effective leases. The adoption of this guidance resulted in the recognition of a right-of-use asset of $185 million and a lease liability of $215 million (prior to adoption the Company had a $30 million deferred rent liability recognized) reported within other assets and other liabilities, respectively, in the consolidated balance sheet. The adoption of this guidance did not have an impact on the Company's results of operations or liquidity.

All other accounting and reporting standards that have become effective in 2019 were either not applicable to the Company or their adoption did not have a material impact on the Company.
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

(4) Consolidated Statement of Comprehensive Income

The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the three months ended March 31, 2019
Changes in AOCI
Beginning of period	$(91,491)		$(418,979)	$(510,470)
Other comprehensive income before reclassifications	127,139		19,760	146,899
Amounts reclassified from AOCI	(1,365)		—	(1,365)
Other comprehensive income	125,774		19,760	145,534
Unrealized investment gain related to noncontrolling interest	(47)		—	(47)
Ending balance	$34,236		$(399,219)	$(364,983)
Amounts reclassified from AOCI
Pre-tax	$(1,728)	(1)	$—	$(1,728)
Tax effect	363	(2)	—	363
After-tax amounts reclassified	$(1,365)		$—	$(1,365)
Other comprehensive income
Pre-tax	$169,260		$19,760	$189,020
Tax effect	(43,486)		—	(43,486)
Other comprehensive income	$125,774		$19,760	$145,534

As of and for the three months ended March 31, 2018
Changes in AOCI
Beginning of period	$375,421		$(306,880)	$68,541
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)		—	(214,539)
Restated beginning of period	160,882		(306,880)	(145,998)
Other comprehensive (loss) income before reclassifications	(118,189)		12,799	(105,390)
Amounts reclassified from AOCI	(7,583)		—	(7,583)
Other comprehensive (loss) income	(125,772)		12,799	(112,973)
Unrealized investment gain related to noncontrolling interest	(11)		—	(11)
End of period	$35,099		$(294,081)	$(258,982)
Amounts reclassified from AOCI
Pre-tax	$(9,599)	(1)	$—	$(9,599)
Tax effect	2,016	(2)	—	2,016
After-tax amounts reclassified	$(7,583)		$—	$(7,583)
Other comprehensive (loss) income
Pre-tax	$(160,848)		$12,799	$(148,049)
Tax effect	35,076		—	35,076
Other comprehensive (loss) income	$(125,772)		$12,799	$(112,973)
_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
Interest payments were $62,981,000 and $61,890,000 for the three months ended March 31, 2019 and 2018, respectively. No income taxes were paid during such periods.

(6) Investments in Fixed Maturity Securities
At March 31, 2019 and December 31, 2018, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2019
Held to maturity:
State and municipal	$68,535	$12,517	$—	$81,052	$68,535
Residential mortgage-backed	10,093	1,151	—	11,244	10,093
Total held to maturity	78,628	13,668	—	92,296	78,628
Available for sale:
U.S. government and government agency	728,606	12,991	(2,934)	738,663	738,663
State and municipal:
Special revenue	2,392,362	47,293	(6,052)	2,433,603	2,433,603
State general obligation	334,406	16,158	(168)	350,396	350,396
Pre-refunded	337,026	18,590	(153)	355,463	355,463
Corporate backed	252,072	5,851	(1,233)	256,690	256,690
Local general obligation	406,499	24,710	(498)	430,711	430,711
Total state and municipal	3,722,365	112,602	(8,104)	3,826,863	3,826,863
Mortgage-backed securities:
Residential (1)	1,226,647	14,595	(12,591)	1,228,651	1,228,651
Commercial	351,485	2,514	(1,940)	352,059	352,059
Total mortgage-backed securities	1,578,132	17,109	(14,531)	1,580,710	1,580,710
Asset-backed	2,658,355	6,124	(33,680)	2,630,799	2,630,799
Corporate:
Industrial	2,112,002	32,886	(14,637)	2,130,251	2,130,251
Financial	1,475,201	15,054	(11,457)	1,478,798	1,478,798
Utilities	317,341	5,801	(1,751)	321,391	321,391
Other	42,952	669	(129)	43,492	43,492
Total corporate	3,947,496	54,410	(27,974)	3,973,932	3,973,932
Foreign government	820,541	14,465	(23,932)	811,074	811,074
Total available for sale	13,455,495	217,701	(111,155)	13,562,041	13,562,041
Total investments in fixed maturity securities	$13,534,123	$231,369	$(111,155)	$13,654,337	$13,640,669

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2018
Held to maturity:
State and municipal	$67,891	$11,549	$—	$79,440	$67,891
Residential mortgage-backed	10,744	1,259	—	12,003	10,744
Total held to maturity	78,635	12,808	—	91,443	78,635
Available for sale:
U.S. government and government agency	697,931	9,219	(4,910)	702,240	702,240
State and municipal:
Special revenue	2,396,089	30,507	(19,790)	2,406,806	2,406,806
State general obligation	335,626	11,951	(1,103)	346,474	346,474
Pre-refunded	408,141	16,568	(30)	424,679	424,679
Corporate backed	272,440	4,319	(2,350)	274,409	274,409
Local general obligation	403,219	18,350	(1,339)	420,230	420,230
Total state and municipal	3,815,515	81,695	(24,612)	3,872,598	3,872,598
Mortgage-backed securities:
Residential (1)	1,264,376	7,729	(20,225)	1,251,880	1,251,880
Commercial	345,070	1,304	(3,708)	342,666	342,666
Total mortgage-backed securities	1,609,446	9,033	(23,933)	1,594,546	1,594,546
Asset-backed	2,462,303	10,131	(33,687)	2,438,747	2,438,747
Corporate:
Industrial	2,295,778	15,355	(53,312)	2,257,821	2,257,821
Financial	1,502,427	7,178	(45,683)	1,463,922	1,463,922
Utilities	330,326	2,997	(4,148)	329,175	329,175
Other	60,238	322	(167)	60,393	60,393
Total corporate	4,188,769	25,852	(103,310)	4,111,311	4,111,311
Foreign government	822,093	11,753	(25,111)	808,735	808,735
Total available for sale	13,596,057	147,683	(215,563)	13,528,177	13,528,177
Total investments in fixed maturity securities	$13,674,692	$160,491	$(215,563)	$13,619,620	$13,606,812
____________
(1) Gross unrealized losses for residential mortgage-backed securities include $(123,614) and $(55,090) as of March 31, 2019 and December 31, 2018, respectively, related to securities with the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at March 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,035,545	$1,037,210
Due after one year through five years	4,571,361	4,624,168
Due after five years through ten years	3,130,252	3,201,572
Due after ten years	3,208,740	3,199,433
Mortgage-backed securities	1,588,225	1,591,954
Total	$13,534,123	$13,654,337

At March 31, 2019 and December 31, 2018, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
At March 31, 2019 and December 31, 2018, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2019
Common stocks	$148,242	$7,052	$(19,195)	$136,099	$136,099
Preferred stocks	101,432	110,879	(6,429)	205,882	205,882
Total	$249,674	$117,931	$(25,624)	$341,981	$341,981
December 31, 2018
Common stocks	$113,576	$4,335	$(19,719)	$98,192	$98,192
Preferred stocks	115,201	72,364	(6,751)	180,814	180,814
Total	$228,777	$76,699	$(26,470)	$279,006	$279,006

(8) Arbitrage Trading Account
At March 31, 2019 and December 31, 2018, the fair and carrying values of the arbitrage trading account were $505 million and $453 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of March 31, 2019, the fair value of long option contracts outstanding was $1 thousand (notional amount of $0.1 million) and the fair value of short option contracts outstanding was $471 thousand (notional amount of $20.7 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended March 31,

(In thousands)	2019	2018
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$132,119	$123,246
Investment funds	11,411	40,354
Arbitrage trading account	10,585	5,191
Real estate	4,307	6,568
Equity securities	1,288	646
Gross investment income	159,710	176,005
Investment expense	(1,456)	(1,487)
Net investment income	$158,254	$174,518

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

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $247 million as of March 31, 2019.
Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2019	2018	2019	2018
Real estate	$651,810	$642,137	$10,476	$26,051
Energy	73,526	75,213	(3,403)	74
Other funds	634,572	615,468	4,338	14,229
Total	$1,359,908	$1,332,818	$11,411	$40,354

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(11) Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2019	2018
Properties in operation	$1,312,715	$1,279,584
Properties under development	706,408	677,508
Total	$2,019,123	$1,957,092

In 2019, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, and an office building in London. Properties in operation are net of accumulated depreciation and amortization of $45,835,000 and $44,340,000 as of March 31, 2019 and December 31, 2018, respectively. Related depreciation expense was $3,427,000 and $3,815,000 for the three months ended March 31, 2019 and 2018, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $47,313,124 in 2019, $63,997,726 in 2020, $63,459,383 in 2021, $63,215,702 in 2022, $56,648,437 in 2023, $54,268,495 in 2024 and $567,471,124 thereafter.

The Company borrowed $101,750,000 through a non-recourse loan secured by the West Palm Beach office building in 2018. The loan matures in November 2028 and carries a fixed interest rate of 4.21%. The carrying value does not reflect the outstanding financing, but rather is reflected within senior notes and other debt on the Company's consolidated balance sheet.

A mixed-use project in Washington, D.C. has been under development in 2018 and 2019.

(12) Loans Receivable
Loans receivable are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Amortized cost (net of valuation allowance):
Real estate loans	$62,052	$62,289
Commercial loans	33,505	32,524
Total	$95,557	$94,813

Fair value:
Real estate loans	$62,783	$63,047
Commercial loans	35,008	34,026
Total	$97,791	$97,073

Valuation allowance:
Specific	$1,200	$1,200
General	2,183	2,183
Total	$3,383	$3,383

	For the Three Months Ended March 31,

	2019	2018
Change in valuation allowance	$—	$—

Loans receivable in non-accrual status were $1.2 million as of both March 31, 2019 and December 31, 2018.
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
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at March 31, 2019, and accordingly, the Company determined that a specific valuation allowance was not required.

(13) Net Realized and Unrealized Gains (Losses) on Investments
 Net realized and unrealized gains (losses) on investments are as follows:

	For the Three Months Ended March 31,
(In thousands)	2019	2018
Net realized and unrealized gains (losses) on investments in earnings
Fixed maturity securities:
Gains	$5,246	$13,339
Losses	(3,518)	(3,740)
Equity securities (1):
Net realized gains on investment sales	23,345	122,321
Change in unrealized gains (losses)	42,078	(94,205)
Investment funds	17	119
Real estate	2,746	7,998
Loans receivable	(970)	2,058
Other	(291)	574
Net realized and unrealized gains on investments in earnings before OTTI	68,653	48,464
Other-than-temporary impairments	—	—
Net realized and unrealized gains on investments in earnings	68,653	48,464
Income tax expense	(14,417)	(10,177)
After-tax net realized and unrealized gains on investments in earnings	$54,236	$38,287

Change in unrealized investment gains (losses) of available for sale securities:
Fixed maturity securities	$174,494	$(159,727)
Previously impaired fixed maturity securities	(69)	13
Investment funds	(5,165)	(1,134)
Total change in unrealized investment gains (losses)	169,260	(160,848)
Income tax (expense) benefit	(43,486)	35,076
Noncontrolling interests	(47)	(11)
After-tax change in unrealized investment gains (losses) of available for sale securities	$125,727	$(125,783)
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2019 and December 31, 2018 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
U.S. government and government agency	$97,181	$94	$113,805	$2,840	$210,986	$2,934
State and municipal	70,022	994	658,166	7,110	728,188	8,104
Mortgage-backed securities	36,125	221	734,163	14,310	770,288	14,531
Asset-backed securities	1,250,397	21,848	598,253	11,832	1,848,650	33,680
Corporate	223,109	3,366	1,293,393	24,608	1,516,502	27,974
Foreign government	192,715	22,558	70,745	1,374	263,460	23,932
Fixed maturity securities	$1,869,549	$49,081	$3,468,525	$62,074	$5,338,074	$111,155

December 31, 2018
U.S. government and government agency	$195,359	$933	$130,815	$3,977	$326,174	$4,910
State and municipal	701,700	6,874	744,905	17,738	1,446,605	24,612
Mortgage-backed securities	334,063	2,911	712,595	21,022	1,046,658	23,933
Asset-backed securities	1,687,665	28,965	342,855	4,722	2,030,520	33,687
Corporate	1,730,513	54,181	954,763	49,129	2,685,276	103,310
Foreign government	246,273	24,197	80,004	914	326,277	25,111
Fixed maturity securities	$4,895,573	$118,061	$2,965,937	$97,502	$7,861,510	$215,563

A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2019 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	16	$140,425	$22,639
Corporate	15	83,256	5,137
Asset-backed securities	8	14,098	1,494
Mortgage-backed securities	4	7,656	137
Total	43	$245,435	$29,407

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

(15) Fair Value Measurements
The Company’s fixed maturity available for sale securities, equity securities and its arbitrage trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:
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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2019
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$738,663	$—	$738,663	$—
State and municipal	3,826,863	—	3,826,863	—
Mortgage-backed securities	1,580,710	—	1,580,710	—
Asset-backed securities	2,630,799	—	2,630,774	25
Corporate	3,973,932	—	3,973,932	—
Foreign government	811,074	—	811,074	—
Total fixed maturity securities available for sale	13,562,041	—	13,562,016	25
Equity securities:
Common stocks	136,099	127,311	—	8,788
Preferred stocks	205,882	—	201,937	3,945
Total equity securities	341,981	127,311	201,937	12,733
Arbitrage trading account	504,633	367,564	133,481	3,588
Total	$14,408,655	$494,875	$13,897,434	$16,346
Liabilities:
Trading account securities sold but not yet purchased	$58,148	$58,148	$—	$—

December 31, 2018
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$702,240	$—	$702,240	$—
State and municipal	3,872,598	—	3,872,598	—
Mortgage-backed securities	1,594,546	—	1,594,546	—
Asset-backed securities	2,438,747	—	2,438,648	99
Corporate	4,111,311	—	4,111,311	—
Foreign government	808,735	—	808,735	—
Total fixed maturity securities available for sale	13,528,177	—	13,528,078	99
Equity securities:
Common stocks	98,192	89,596	—	8,596
Preferred stocks	180,814	—	176,869	3,945
Total equity securities	279,006	89,596	176,869	12,541
Arbitrage trading account	452,548	353,335	81,905	17,308
Total	$14,259,731	$442,931	$13,786,852	$29,948
Liabilities:
Trading account securities sold but not yet purchased	$38,120	$37,327	$—	$793

The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance

Three Months Ended March 31, 2019
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$99	$2	$46	$—	$—	$(122)	$—	$—	$25
Total	99	2	46	—	—	(122)	—	—	25
Equity securities:
Common stocks	8,596	191	—	—	—	—	—	1	8,788
Preferred stocks	3,945	—	—	—	—	—	—	—	3,945
Total	12,541	191	—	—	—	—	—	1	12,733
Arbitrage trading account	17,308	158	—	—	—	(17,386)	—	3,508	3,588
Total	$29,948	$351	$46	$—	$—	$(17,508)	$—	$3,509	$16,346

Liabilities:
Trading account securities sold but not yet purchased	$793	$60	$—	$—	$2,087	$(2,940)	$—	$—	$—
Year Ended December 31, 2018
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$172	$(2)	$46	$—	$—	$(117)	$—	$—	$99
Total	172	(2)	46	—	—	(117)	—	—	99
Equity securities:
Common stocks	9,370	(548)	—	—	—	(227)	—	1	8,596
Preferred stocks	10,843	100	—	—		(6,998)	—	—	3,945
Total	20,213	(448)	—	—	—	(7,225)	—	1	12,541
Arbitrage trading account	—	(6)	—	—	11,523	(11)	—	5,802	17,308
Total	$20,385	$(456)	$46	$—	$11,523	$(7,353)	$—	$5,803	$29,948
Liabilities:

Transfers into Level 3 represent cases where a publicly traded price was no longer available or a publicly traded price became available.

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2019	2018
Net reserves at beginning of period	$10,248,883	$10,056,914
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	971,806	956,181
Increase (decrease) in estimates for claims occurring in prior years (2) (3)	6,481	(3,582)
Loss reserve discount accretion	10,363	10,620
Total	988,650	963,219
Net payments for claims:
Current year	295,873	111,030
Prior years	567,756	810,709
Total	863,629	921,739
Foreign currency translation	(163)	2,501
Net reserves at end of period	10,373,741	10,100,895
Ceded reserves at end of period	1,719,369	1,684,000
Gross reserves at end of period	$12,093,110	$11,784,895

_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $6 million for both the three months ended March 31, 2019 and 2018.
(2) The increase (decrease) in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $3 million and decreased by $7 million for the three months ended March 31, 2019 and 2018, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $7 million and $12 million for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019, favorable prior year development (net of additional and return premiums) of $6.7 million included $9.6 million of favorable development for the Insurance segment, offset by $2.9 million of adverse development for the Reinsurance & Monoline Excess segment. The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on other liability business and professional liability business. The favorable workers’ compensation development was spread across many accident years, including prior to 2009, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse other liability development was mainly related to accident years 2014 through 2018. It was driven by a higher than expected number of large losses being reported in the period, including both general liability and professional liability losses. The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by U.S. casualty facultative business from accident years 2009 and prior related to construction projects.
During the three months ended March 31, 2018, favorable prior year development (net of additional and return premiums) of $12.2 million included $16.3 million of favorable development for the Insurance segment, partially offset by $4.1 million of adverse development for the Reinsurance & Monoline Excess segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers' compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by U.S. casualty facultative business from accident years 2008 and prior related to construction projects.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,640,669	$13,654,337	$13,606,812	$13,619,620
Equity securities	341,981	341,981	279,006	279,006
Arbitrage trading account	504,633	504,633	452,548	452,548
Loans receivable	95,557	97,791	94,813	97,073
Cash and cash equivalents	937,428	937,428	817,602	817,602
Trading account receivables from brokers and clearing organizations	322,925	322,925	347,228	347,228
Due from broker	1,868	1,868	—	—
Liabilities:
Due to broker	—	—	20,144	20,144
Trading account securities sold but not yet purchased	58,148	58,148	38,120	38,120
Subordinated debentures	907,679	945,746	907,491	840,002
Senior notes and other debt	1,875,018	1,985,431	1,882,028	1,968,996

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

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended March 31,

(In thousands)	2019	2018
Written premiums:
Direct	$1,829,815	$1,787,235
Assumed	216,415	192,187
Ceded	(336,629)	(314,084)
Total net premiums written	$1,709,601	$1,665,338

Earned premiums:
Direct	$1,723,610	$1,674,550
Assumed	188,191	188,866
Ceded	(318,945)	(296,008)
Total net premiums earned	$1,592,856	$1,567,408

Ceded losses and loss expenses incurred	$173,046	$238,995
Ceded commissions earned	$71,017	$66,356

The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of both March 31, 2019 and December 31, 2018.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $15 million and $9 million for the three months ended March 31, 2019 and 2018, respectively. A summary of RSUs issued in the three months ended March 31, 2019 and 2018 follows:

($ in thousands)	Units	Fair Value
2019	1,106	$60
2018	6,261	$290

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

(21) Leases
As described in note 3, the Company prospectively adopted ASU 2016-02, Leases, for the quarter ended March 31, 2019, which requires lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months on the balance sheet. All leases disclosed within this footnote are classified as operating leases. Recognized right-of-use asset and lease liability are reported within other assets and other liabilities, respectively, in the consolidated balance sheet. Lease expense is reported in other operating costs and expenses in the consolidated statement of income and accounted for on a straight-line basis over the lease term.
To determine the discount rate used to calculate present value of future minimum lease payments, the Company uses its incremental borrowing rate during the lease commencement period in line with the respective lease duration. In certain cases, the Company has the option to renew the lease. Lease renewal future payments are included in the present value of the future minimum lease payments when the Company determines it is reasonably certain to renew.
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information is as follows:

For the Three Months Ended March 31,

(In thousands)	2019
Leases:
Lease cost	$11,555
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,657
Right-of-use assets obtained in exchange for new lease liabilities	$4,966

($ in thousands)	March 31, 2019
Right-of-use assets	$185,012
Lease liabilities	$215,008
Weighted-average remaining lease term	6.8 years
Weighted-average discount rate	5.95%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	March 31, 2019
Contractual Maturities:
2019	$35,090
2020	44,031
2021	40,185
2022	34,640
2023	31,141
Thereafter	76,480
Total undiscounted future minimum lease payments	261,567
Less: Discount impact	(46,559)
Total lease liability	$215,008

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

•
Reinsurance & Monoline Excess - reinsurance business on a facultative and treaty basis, primarily in the United States, the United Kingdom, Continental Europe, Australia, the Asia-Pacific Region and South Africa, as well as monoline excess business in the United States.

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended March 31, 2019
Insurance	$1,427,034	$100,041	$13,244	$1,540,319	$184,516	$145,993
Reinsurance & Monoline Excess	165,822	39,574	—	205,396	44,855	35,525
Corporate, other and eliminations (3)	—	18,639	104,015	122,654	(68,585)	(55,032)
Net realized and unrealized gains on investments	—	—	68,653	68,653	68,653	54,236
Total	$1,592,856	$158,254	$185,912	$1,937,022	$229,439	$180,722
Three months ended March 31, 2018
Insurance	$1,391,289	$113,497	$18,968	$1,523,754	$198,929	$157,733
Reinsurance & Monoline Excess	176,119	47,015	—	223,134	44,691	35,546
Corporate, other and eliminations (3)	—	14,006	81,889	95,895	(81,094)	(65,170)
Net realized and unrealized gains on investments	—	—	48,464	48,464	48,464	38,287
Total	$1,567,408	$174,518	$149,321	$1,891,247	$210,990	$166,396
_________________
(1)Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2)Revenues for Insurance from foreign countries for the three months ended March 31, 2019 and 2018 were $170 million and $183 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended March 31, 2019 and 2018 were $59 million and $56 million, respectively.

(3)	Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	March 31, 2019	December 31, 2018
Insurance	$18,591,713	$18,214,293
Reinsurance & Monoline Excess	4,512,257	4,371,151
Corporate, other and eliminations	2,481,290	2,310,533
Consolidated	$25,585,260	$24,895,977

Net premiums earned by major line of business are as follows:

	For the Three Months Ended March 31,

(In thousands)	2019	2018
Insurance:
Other liability	$490,661	$464,167
Workers’ compensation	326,676	324,978
Short-tail lines (1)	289,091	295,027
Commercial automobile	180,925	175,199
Professional liability	139,681	131,918
Total Insurance	1,427,034	1,391,289

Reinsurance & Monoline Excess:
Casualty reinsurance	90,830	90,570
Monoline excess (2)	38,981	41,048
Property reinsurance	36,011	44,501
Total Reinsurance & Monoline Excess	165,822	176,119

Total	$1,592,856	$1,567,408

______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2019 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; the impact of climate change, which may increase the frequency and severity of catastrophe events; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
W. R. Berkley Corporation is an insurance holding company that is among the largest commercial lines writers in the United States and operates worldwide in two segments of the property and casualty business: Insurance and Reinsurance & Monoline Excess. Our decentralized structure provides us with the flexibility to respond quickly and efficiently to local or specific market conditions and to pursue specialty business niches. It also allows us to be closer to our customers in order to better understand their individual needs and risk characteristics. While providing our business units with certain operating autonomy, our structure allows us to capitalize on the benefits of economies of scale through centralized capital, investment, reinsurance, enterprise risk management, and actuarial, financial and corporate legal staff support. The Company’s primary sources of revenues and earnings are its insurance operations and its investments.
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
The Company also invests in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
On February 21, 2019, the Company announced that its Board of Directors approved a 3-for-2 common stock split which was paid in the form of a stock dividend to holders of record as of March 14, 2019. The additional shares were issued on April 2, 2019. Shares outstanding and per share amounts in this Form 10-Q reflect the 3-for-2 common stock split effected on April 2, 2019.
Commencing with the first quarter of 2019, the Company renamed the Reinsurance segment to Reinsurance & Monoline Excess, and reclassified the monoline excess business from the Insurance segment. The reclassified business includes operations that solely retain risk on an excess basis. Reclassifications have been made to the Company's 2018 financial information to conform with this presentation.

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
Our net reserves for losses and loss expenses of approximately $10.4 billion as of March 31, 2019 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $2.5 billion, or 24%, of the Company’s net loss reserves as of March 31, 2019 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2019	December 31, 2018
Insurance	$7,865,503	$7,727,447
Reinsurance & Monoline Excess	2,508,238	2,521,436
Net reserves for losses and loss expenses	10,373,741	10,248,883
Ceded reserves for losses and loss expenses	1,719,369	1,717,565
Gross reserves for losses and loss expenses	$12,093,110	$11,966,448
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2019
Other liability	$1,330,324	$2,387,473	$3,717,797
Workers’ compensation (1)	950,813	962,525	1,913,338
Professional liability	317,044	692,710	1,009,754
Commercial automobile	365,122	302,008	667,130
Short-tail lines (2)	280,626	276,858	557,484
Total Insurance	3,243,929	4,621,574	7,865,503
Reinsurance & Monoline Excess (1) (3)	1,483,387	1,024,851	2,508,238
Total	$4,727,316	$5,646,425	$10,373,741

December 31, 2018
Other liability	$1,307,068	$2,329,659	$3,636,727
Workers’ compensation (1)	962,664	955,711	1,918,375
Professional liability	306,018	659,596	965,614
Commercial automobile	365,253	290,217	655,470
Short-tail lines (2)	294,122	257,139	551,261
Total Insurance	3,235,125	4,492,322	7,727,447
Reinsurance & Monoline Excess (1) (3)	1,479,604	1,041,832	2,521,436
Total	$4,714,729	$5,534,154	$10,248,883
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $555 million and $563 million as of March 31, 2019 and December 31, 2018, respectively.
(2) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(3) Reinsurance & Monoline Excess includes property and casualty reinsurance, as well as operations that solely retain risk on an excess basis.
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
Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Net (increase) decrease in prior year loss reserves	$(6,481)	$3,582
Increase in prior year earned premiums	13,204	8,622
Net favorable prior year development	$6,723	$12,204
During the three months ended March 31, 2019, favorable prior year development (net of additional and return premiums) of $6.7 million included $9.6 million of favorable development for the Insurance segment, offset by $2.9 million of adverse development for the Reinsurance & Monoline Excess segment. The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on other liability business and professional liability business. The favorable workers’ compensation development was spread across many accident years, including prior to 2009, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse other liability development was mainly related to accident years 2014 through 2018. It was driven by a higher than expected number of large losses being reported in the period, including both general liability and professional liability losses. The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by U.S. casualty facultative business from accident years 2009 and prior related to construction projects.
During the three months ended March 31, 2018, favorable prior year development (net of additional and return premiums) of $12.2 million included $16.3 million of favorable development for the Insurance segment, partially offset by $4.1 million of adverse development for the Reinsurance & Monoline Excess segment. The favorable development for the Insurance segment was primarily attributable to workers' compensation business. The favorable workers' compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by U.S. casualty facultative business from accident years 2008 and prior related to construction projects.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,778 million and $1,793 million at March 31, 2019 and December 31, 2018, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $555 million and $563 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.7%.
Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2019) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2019), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $40 million at March 31, 2019 and $41 million at December 31, 2018. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.

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
The following table provides a summary of fixed maturity securities in an unrealized loss position as of March 31, 2019:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	738	$5,323,091	$104,072
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	7	12,475	5,854
Twelve months and longer	5	2,508	1,229
Total	750	$5,338,074	$111,155
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2019 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	16	$140,425	$22,639
Corporate	15	83,256	5,137
Asset-backed securities	8	14,098	1,494
Mortgage-backed securities	4	7,656	137
Total	43	$245,435	$29,407
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

Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $3 million at both March 31, 2019 and December 31, 2018.
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
Fair Value Measurements. The Company’s fixed maturity available for sale securities, equity securities, and its arbitrage trading account securities are carried at fair value. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for similar assets in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs may only be used to measure fair value to the extent that observable inputs are not available. The fair value of the vast majority of the Company’s portfolio is based on observable data (other than quoted prices) and, accordingly, is classified as Level 2.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2019:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,436,784	99.1%
Syndicate manager	32,686	0.2
Directly by the Company based on:
Observable data	92,546	0.7
Cash flow model	25	—
Total	$13,562,041	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2019, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2019 and 2018
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2019 and 2018. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2019	2018
Insurance:
Gross premiums written	$1,810,483	$1,760,173
Net premiums written	1,497,378	1,473,244
Net premiums earned	1,427,034	1,391,289
Loss ratio	62.2%	60.9%
Expense ratio	31.8%	32.9%
GAAP combined ratio	94.0%	93.8%
Reinsurance & Monoline Excess:
Gross premiums written	$235,747	$219,248
Net premiums written	212,223	192,094
Net premiums earned	165,822	176,119
Loss ratio	60.7%	65.6%
Expense ratio	36.1%	35.7%
GAAP combined ratio	96.8%	101.3%
Consolidated:
Gross premiums written	$2,046,230	$1,979,421
Net premiums written	1,709,601	1,665,338
Net premiums earned	1,592,856	1,567,408
Loss ratio	62.0%	61.4%
Expense ratio	32.3%	33.2%
GAAP combined ratio	94.3%	94.6%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended March 31, 2019 and 2018:

(In thousands, except per share data)	2019	2018
Net income to common stockholders	$180,722	$166,396
Weighted average diluted shares	192,669	192,188
Net income per diluted share	$0.94	$0.87
The Company reported net income to common stockholders of $181 million in 2019 compared to $166 million in 2018. The 9% increase in net income was primarily due to an after-tax increase in net investment gains of $16 million, an after-tax increase in foreign currency gains of $16 million, an after-tax increase in underwriting income of $5 million, an after-tax increase in insurance service fee income of $1 million and an after-tax increase in profits from non-insurance businesses of $1 million, partially offset by an after-tax decrease in net investment income due to investment funds of $13 million, an after-tax increase in corporate expenses of $9 million, and an after-tax increase in interest expense of $3 million. The number of weighted average diluted shares remained relatively unchanged for the three months ended March 31, 2019 and 2018.
Premiums. Gross premiums written were $2,046 million in 2019, an increase of 3% from $1,979 million in 2018. The increase was due to a $50 million increase in the Insurance segment and a $17 million increase in the Reinsurance & Monoline Excess segment. Approximately 77.3% of policies expiring in 2019 were renewed, and 78.3% of policies expiring in 2018 were renewed.
Average renewal premium rates for insurance and facultative reinsurance increased 4.6% in 2019 when adjusted for changes in exposures, and increased 6.4% excluding workers' compensation.

A summary of gross premiums written in 2019 compared with 2018 by line of business within each business segment follows:

•
Insurance - gross premiums increased 3% to $1,810 million in 2019 from $1,760 million in 2018. Gross premiums increased $42 million (8%) for other liability, $19 million (9%) for professional liability, $7 million (2%) for short-tail lines, and $2 million (1%) for commercial auto, and decreased $20 million (5%) for workers' compensation.

•
Reinsurance & Monoline Excess - gross premiums increased 8% to $236 million in 2019 from $219 million in 2018. Gross premiums increased $18 million (20%) for casualty reinsurance and decreased $1 million (2%) for property reinsurance and $1 million (1%) for monoline excess.

Net premiums written were $1,710 million in 2019, an increase of 3% from $1,665 million in 2018. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2019 and 2018.
Premiums earned increased 2% to $1,593 million in 2019 from $1,567 million in 2018. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2019 are related to business written during both 2019 and 2018. Audit premiums were $43 million in 2019 compared with $49 million in 2018.
Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2019 and 2018:

	Amount		Average Annualized Yield
($ in thousands)	2019	2018	2019	2018
Fixed maturity securities, including cash and cash equivalents and loans receivable	$132,119	$123,246	3.6%	3.5%
Investment funds	11,411	40,354	3.3	13.7
Arbitrage trading account	10,585	5,191	9.8	3.3
Real estate	4,307	6,568	0.9	1.6
Equity securities	1,288	646	2.2	1.2
Gross investment income	159,710	176,005	3.4	3.9
Investment expenses	(1,456)	(1,487)	—	—
Total	$158,254	$174,518	3.3%	3.9%
Net investment income decreased 9% to $158 million in 2019 from $175 million in 2018 due primarily to a $29 million decrease in income from investment funds (mainly real estate and energy funds), and a $2 million decrease in real estate, partially offset by a $9 million increase in income from fixed maturity securities mainly driven by growth in the fixed maturity security portfolio and higher interest rates and a $5 million increase from the arbitrage trading account. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to take advantage of rising interest rates. Average invested assets, at cost (including cash and cash equivalents), were $18.9 billion in 2019 and $18.1 billion in 2018.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $25 million in 2019 from $31 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $69 million in 2019 compared with $48 million in 2018. The gains of $69 million in 2019 reflect net realized gains on investment sales of $27 million and an increase in unrealized gains on equity securities of $42 million.

Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $92 million in 2019 and $70 million in 2018. The increase mainly relates to revenues from a business purchased in the second half of 2018.
Losses and Loss Expenses. Losses and loss expenses increased to $989 million in 2019 from $963 million in 2018. The consolidated loss ratio was 62.0% in 2019 and 61.4% in 2018. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $13 million in 2019 and $7 million in 2018. Favorable prior year reserve development (net of premium offsets) was $7 million in 2019 and $12 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development was 61.6% in 2019 and 61.7% in 2018.
A summary of loss ratios in 2019 compared with 2018 by business segment follows:

•
Insurance - The loss ratio was 62.2% in 2019 and 60.9% in 2018. Catastrophe losses were $13 million in 2019 compared with $7 million in 2018. Favorable prior year reserve development was $10 million in 2019 and $16 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.4 points to 62.0% in 2019 from 61.6% in 2018.

•
Reinsurance & Monoline Excess - The loss ratio of 60.7% in 2019 was 4.9 points lower than the loss ratio of 65.6% in 2018. Catastrophe losses were $42 thousand in 2019 compared with $0.3 million in 2018. Adverse prior year reserve development was $3 million in 2019 and $4 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development decreased 4.0 points to 59.1% in 2019 from 63.1% in 2018.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2019	2018
Policy acquisition and insurance operating expenses	$513,791	$520,231
Insurance service expenses	25,956	32,712
Net foreign currency (gains) losses	(6,964)	13,484
Other costs and expenses	55,304	44,012
Total	$588,087	$610,439
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. The percentage change of policy acquisition and insurance operating expenses decreased 1% and net premiums earned increased 2% from 2018. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 32.3% in 2019 and 33.2% in 2018.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $26 million in 2019 from $33 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $7 million in 2019 compared to losses of $13 million in 2018, mainly resulting from the strengthening U.S. dollar in relation to the Argentine Peso.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $55 million in 2019 from $44 million in 2018, primarily due to non-recurring performance based compensation costs.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $90 million in 2019 compared to $70 million in 2018. The increase mainly relates to expenses from a business purchased in the second half of 2018.

Interest Expense. Interest expense was $41 million in 2019 compared with $37 million in 2018. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $116 million, which was primarily attributable to a non-recourse mortgage loan on a real estate property in Florida.
Income Taxes. The effective income tax rate was 20.8% in 2019 and 20.6% in 2018. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt income and tax on income from foreign jurisdictions with different tax rates.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $81million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.7 years at March 31, 2019 and 2.8 years at December 31, 2018. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2019 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$738,663	3.9%
State and municipal:
Special revenue	2,452,678	12.9
Local general obligation	435,910	2.3
State general obligation	389,166	2.1
Pre-refunded (1)	360,954	1.9
Corporate backed	256,690	1.4
Total state and municipal	3,895,398	20.6
Mortgage-backed securities:
Agency	889,288	4.7
Commercial	352,059	1.9
Residential-Prime	311,259	1.6
Residential-Alt A	38,197	0.2
Total mortgage-backed securities	1,590,803	8.4
Asset-backed securities	2,630,799	13.9
Corporate:
Industrial	2,130,251	11.3
Financial	1,478,798	7.8
Utilities	321,391	1.7
Other	43,492	0.2
Total corporate	3,973,932	21.0
Foreign government and foreign government agencies	811,074	4.3
Total fixed maturity securities	13,640,669	72.1
Equity securities:
Preferred stocks	205,882	1.1
Common stocks	136,099	0.7
Total equity securities	341,981	1.8
Real estate	2,019,123	10.7
Investment funds	1,359,908	7.2
Cash and cash equivalents	937,428	5.0
Arbitrage trading account	504,633	2.7
Loans receivable	95,557	0.5
Total investments	$18,899,299	100.0%
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
Investment Funds. At March 31, 2019, the carrying value of investment funds was $1,360 million, including investments in real estate funds of $652 million, other funds of $634 million and energy funds of $74 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2019, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, and an office building in London. In addition, there is a mixed-use project in Washington D.C. under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $96 million and an aggregate fair value of $98 million at March 31, 2019. The amortized cost of loans receivable is net of a valuation allowance of $3 million as of March 31, 2019. Loans receivable include real estate loans of $62 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $34 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.7 years at March 31, 2019 and 2.8 years at December 31, 2018.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities was $78 million in the first three months of 2019 as compared to $20 million used in operating activities in the first three months of 2018. The increase is primarily due to reduced loss and loss expense payments and long-term incentive plan payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 77% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2019. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At March 31, 2019, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,783 million and a face amount of $2,819 million. The maturities of the outstanding debt are $448 million in 2019, $307 million in 2020, $427 million in 2022, $102 million in 2028, $250 million in 2037, $350 million in 2044, $350 million in 2053, $400 million in 2056, and $185 million in 2058.
Equity. At March 31, 2019, total common stockholders’ equity was $5.8 billion, common shares outstanding were 183,024,006 and stockholders’ equity per outstanding share was $31.47. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $8.5 billion at March 31, 2019. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 33% at March 31, 2019 and 34% at December 31, 2018.

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
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's annual report on From 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares during the three months ended March 31, 2019, and accordingly the number of shares authorized for purchase by the Company remains 8,911,397.

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

W. R. BERKLEY CORPORATION
Date:	May 8, 2019	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 8, 2019	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President Chief Financial Officer and Treasurer