Form 10-Q
period 2019-06-30
BERKLEY W R CORP
filed 2019-08-05
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition Period from                      to                     .

Commission File Number	1-15202

W. R. BERKLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			22-1867895
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

475 Steamboat Road	Greenwich	Connecticut	06830
(Address of principal executive offices)			(Zip Code)

(203)	629-3000
(Registrant’s telephone number, including area code)

None
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title	Trading Symbol	Name

Common Stock, par value $.20 per share	WRB	New York Stock Exchange
5.625% Subordinated Debentures due 2053	WRB B	New York Stock Exchange
5.9% Subordinated Debentures due 2056	WRB C	New York Stock Exchange
5.75% Subordinated Debentures due 2056	WRB D	New York Stock Exchange
5.70% Subordinated Debentures due 2058	WRB E	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of July 30, 2019: 183,176,414

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$13,732,800	$13,606,812
Real estate	2,067,544	1,957,092
Investment funds	1,401,571	1,332,818
Arbitrage trading account	533,442	452,548
Equity securities	416,588	279,006
Loans receivable	94,697	94,813
Total investments	18,246,642	17,723,089
Cash and cash equivalents	1,258,174	817,602
Premiums and fees receivable	2,034,036	1,807,762
Due from reinsurers	2,040,250	1,932,291
Deferred policy acquisition costs	520,908	497,629
Prepaid reinsurance premiums	538,358	498,880
Trading account receivables from brokers and clearing organizations	402,361	347,228
Property, furniture and equipment	398,885	416,372
Goodwill	173,037	173,037
Accrued investment income	140,864	144,481
Federal and foreign income taxes	—	36,193
Other assets	734,388	501,413
Total assets	$26,487,903	$24,895,977

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$12,320,278	$11,966,448
Unearned premiums	3,614,152	3,359,991
Due to reinsurers	294,949	256,917
Trading account securities sold but not yet purchased	159,349	38,120
Federal and foreign income taxes	38,437	—
Other liabilities	1,258,995	1,005,184
Senior notes and other debt	1,873,799	1,882,028
Subordinated debentures	907,866	907,491
Total liabilities	20,467,825	19,416,179
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 183,168,398 and 182,993,640 shares, respectively	70,535	70,535
Additional paid-in capital	1,058,416	1,039,633
Retained earnings	7,826,015	7,558,619
Accumulated other comprehensive loss	(260,796)	(510,470)
Treasury stock, at cost, 169,508,366 and 169,683,237 shares, respectively	(2,717,410)	(2,720,466)
Total stockholders’ equity	5,976,760	5,437,851
Noncontrolling interests	43,318	41,947
Total equity	6,020,078	5,479,798
Total liabilities and equity	$26,487,903	$24,895,977
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
REVENUES:
Net premiums written	$1,743,464	$1,624,104	$3,453,065	$3,289,442
Change in net unearned premiums	(96,623)	(43,051)	(213,368)	(140,981)
Net premiums earned	1,646,841	1,581,053	3,239,697	3,148,461
Net investment income	188,333	153,777	346,587	328,295
Net realized and unrealized gains on investments	73,574	69,631	142,226	118,095
Revenues from non-insurance businesses	89,297	76,698	181,124	146,869
Insurance service fees	22,446	29,719	47,759	60,393
Other income	2,893	38	3,013	50
Total revenues	2,023,384	1,910,916	3,960,406	3,802,163
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,028,830	973,636	2,017,479	1,936,856
Other operating costs and expenses	591,828	593,142	1,179,916	1,203,581
Expenses from non-insurance businesses	88,272	75,191	178,397	144,734
Interest expense	40,718	39,705	81,439	76,760
Total operating costs and expenses	1,749,648	1,681,674	3,457,231	3,361,931
Income before income taxes	273,736	229,242	503,175	440,232
Income tax expense	(56,309)	(48,464)	(104,134)	(91,881)
Net income before noncontrolling interests	217,427	180,778	399,041	348,351
Noncontrolling interests	(718)	(703)	(1,610)	(1,879)
Net income to common stockholders	$216,709	$180,075	$397,431	$346,472

NET INCOME PER SHARE:
Basic	$1.14	$0.95	$2.09	$1.83
Diluted	$1.12	$0.93	$2.06	$1.80

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
Net income before noncontrolling interests	$217,427	$180,778	$399,041	$348,351
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	(14,492)	(104,455)	5,268	(91,656)
Change in unrealized investment gains (losses), net of taxes	118,649	(32,442)	244,424	(158,214)
Other comprehensive income (loss)	104,157	(136,897)	249,692	(249,870)
Comprehensive income	321,584	43,881	648,733	98,481
Noncontrolling interests	(748)	(666)	(1,592)	(1,853)
Comprehensive income to common stockholders	$320,836	$43,215	$647,141	$96,628

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018
COMMON STOCK:
Beginning and end of period	$70,535	$70,535	$70,535	$70,535
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,053,372	$1,033,718	$1,039,633	$1,024,771
Restricted stock units issued	(2,049)	(5,155)	(2,504)	(5,642)
Restricted stock units expensed	7,093	8,233	21,287	17,667
End of period	$1,058,416	$1,036,796	$1,058,416	$1,036,796
RETAINED EARNINGS:
Beginning of period	$7,721,039	$7,322,201	$7,558,619	$6,956,882
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	215,939
Net income to common stockholders	216,709	180,075	397,431	346,472
Dividends ($0.61, $0.43, $0.71 and $0.53 per share, respectively)	(111,733)	(79,114)	(130,035)	(96,131)
End of period	$7,826,015	$7,423,162	$7,826,015	$7,423,162
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains:
Beginning of period	$34,236	$35,099	$(91,491)	$375,421
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	(214,539)
Change in unrealized gains (losses) on securities not other-than-temporarily impaired	118,597	(32,403)	244,393	(158,199)
Change in unrealized gains (losses) on other-than-temporarily impaired securities	82	(2)	13	11
End of period	152,915	2,694	152,915	2,694
Currency translation adjustments:
Beginning of period	(399,219)	(294,081)	(418,979)	(306,880)
Net change in period	(14,492)	(104,455)	5,268	(91,656)
End of period	(413,711)	(398,536)	(413,711)	(398,536)
Total accumulated other comprehensive loss	$(260,796)	$(395,842)	$(260,796)	$(395,842)
TREASURY STOCK:
Beginning of period	$(2,720,011)	$(2,715,697)	$(2,720,466)	$(2,709,386)
Stock exercised/vested	2,049	6,475	2,504	6,963
Stock repurchased	—	—	—	(6,799)
Stock issued	552	688	552	688
End of period	$(2,717,410)	$(2,708,534)	$(2,717,410)	$(2,708,534)
NONCONTROLLING INTERESTS:
Beginning of period	$42,844	$40,404	$41,947	$39,819
Distributions	(274)	(1,560)	(221)	(2,162)
Net income	718	703	1,610	1,879
Other comprehensive income (loss), net of tax	30	(37)	(18)	(26)
End of period	$43,318	$39,510	$43,318	$39,510
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2019	2018
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$397,431	$346,472
Adjustments to reconcile net income to net cash from (used in) operating activities:
Net realized and unrealized gains on investments	(142,226)	(118,095)
Depreciation and amortization	51,289	56,372
Noncontrolling interests	1,610	1,879
Investment funds	(58,251)	(53,070)
Stock incentive plans	27,340	19,722
Change in:
Arbitrage trading account	(14,797)	(7,871)
Premiums and fees receivable	(223,771)	(152,832)
Reinsurance accounts	(112,681)	(77,140)
Deferred policy acquisition costs	(23,632)	(11,152)
Income taxes	2,759	(39,069)
Reserves for losses and loss expenses	350,981	123,582
Unearned premiums	254,010	171,468
Other	(107,416)	(140,904)
Net cash from operating activities	402,646	119,362
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,320,079	2,773,554
Proceeds from sale of equity securities	39,103	284,204
Contributions to investment funds	(2,896)	(4,996)
Proceeds from maturities and prepayments of fixed maturity securities	1,490,772	1,305,805
Purchase of fixed maturity securities	(2,633,251)	(4,062,901)
Purchase of equity securities	(41,849)	(87,059)
Real estate purchased	(117,773)	(419,021)
Change in loans receivable	140	(16,310)
Net additions to property, furniture and equipment	(10,804)	(29,704)
Change in balances due to security brokers	19,096	46,641
Payment for business purchased net of cash acquired	—	(6,637)
Net cash from (used in) investing activities	62,617	(216,424)
CASH (USED IN) FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	—	(23)
Net proceeds from issuance of debt	—	200,838
Cash dividends to common stockholders	(18,302)	(77,873)
Purchase of common treasury shares	—	(6,799)
Other, net	(5,548)	(1,763)
Net cash (used in) from financing activities	(23,850)	114,380
Net impact on cash due to change in foreign exchange rates	(841)	(56,587)
Net change in cash and cash equivalents	440,572	(39,269)
Cash and cash equivalents at beginning of year	817,602	950,471
Cash and cash equivalents at end of period	$1,258,174	$911,202
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications have been made in the 2018 financial statements as originally reported to conform to the presentation of the 2019 financial statements. Shares outstanding and per share amounts have been adjusted to reflect the 3-for-2 common stock split effected on April 2, 2019. Additionally, commencing with the first quarter of 2019, the Company renamed the Reinsurance segment to Reinsurance & Monoline Excess, and reclassified the monoline excess business from the Insurance segment. The reclassified business includes operations that solely retain risk on an excess basis.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 21% principally because of tax-exempt investment income, as well as tax on income from foreign jurisdictions with different tax rates.

(2) Per Share Data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 7,389,781 and 7,270,954 common shares held in a grantor trust as of June 30, 2019 and 2018, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2019	2018	2019	2018
Basic	190,512	189,776	190,456	189,669
Diluted	193,059	192,509	192,804	192,284

(3) Recent Accounting Pronouncements
Recently adopted accounting pronouncements:
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which amends the accounting and disclosure guidance for leases. This guidance retains the two classifications of a lease, as either an operating or finance lease, both of which require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The right-of-use asset and the lease liability are determined based upon the present value of cash flows. Finance leases reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance. The updated guidance was effective for reporting periods beginning after December 15, 2018. As permitted by the rules, the Company adopted the new guidance prospectively for the quarter ended March 31, 2019. The Company elected to use the practical expedient permitted by the transition guidance which allowed companies to not reassess existing lease classifications for already effective leases. The adoption of this guidance resulted in the recognition of a right-of-use asset of $185 million and a lease liability of $215 million (prior to adoption the Company had a $30 million deferred rent liability recognized) reported within other assets and other liabilities, respectively, in the consolidated balance sheet. The adoption of this guidance did not have an impact on the Company's results of operations or liquidity.

All other accounting and reporting standards that have become effective in 2019 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which amends the accounting guidance for credit losses on financial instruments. The updated guidance amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. This guidance also applies a new current expected credit loss model for determining credit-related impairments for financial instruments measured at amortized cost, such as reinsurance recoverables. The updated guidance is effective for reporting periods beginning after December 15, 2019. The Company will not be able to determine the impact the adoption of this guidance will have on its results of operations, financial position or liquidity until the year the guidance becomes effective.

All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Consolidated Statement of Comprehensive Income

The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2019
Changes in AOCI
Beginning of period	$(91,491)		$(418,979)	$(510,470)
Other comprehensive income before reclassifications	245,615		5,268	250,883
Amounts reclassified from AOCI	(1,191)		—	(1,191)
Other comprehensive income	244,424		5,268	249,692
Unrealized investment loss related to noncontrolling interest	(18)		—	(18)
End of period	$152,915		$(413,711)	$(260,796)
Amounts reclassified from AOCI
Pre-tax	$(1,508)	(1)	$—	$(1,508)
Tax effect	317	(2)	—	317
After-tax amounts reclassified	$(1,191)		$—	$(1,191)
Other comprehensive income
Pre-tax	$316,331		$5,268	$321,599
Tax effect	(71,907)		—	(71,907)
Other comprehensive income	$244,424		$5,268	$249,692
As of and for the three months ended June 30, 2019
Changes in AOCI
Beginning of period	$34,236		$(399,219)	$(364,983)
Other comprehensive income (loss) before reclassifications	118,475		(14,492)	103,983
Amounts reclassified from AOCI	174		—	174
Other comprehensive income (loss)	118,649		(14,492)	104,157
Unrealized investment losses related to noncontrolling interest	30		—	30
Ending balance	$152,915		$(413,711)	$(260,796)
Amounts reclassified from AOCI
Pre-tax	$220	(1)	$—	$220
Tax effect	(46)	(2)	—	(46)
After-tax amounts reclassified	$174		$—	$174
Other comprehensive income (loss)
Pre-tax	$147,072		$(14,492)	$132,580
Tax effect	(28,423)		—	(28,423)
Other comprehensive income (loss)	$118,649		$(14,492)	$104,157
_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2018
Changes in AOCI
Beginning of period	$375,421		$(306,880)	$68,541
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)		—	(214,539)
Restated beginning of period	160,882		(306,880)	(145,998)
Other comprehensive loss before reclassifications	(147,632)		(91,656)	(239,288)
Amounts reclassified from AOCI	(10,582)		—	(10,582)
Other comprehensive loss	(158,214)		(91,656)	(249,870)
Unrealized investment loss related to noncontrolling interest	26		—	26
End of period	$2,694		$(398,536)	$(395,842)
Amounts reclassified from AOCI
Pre-tax	$(13,395)	(1)	$—	$(13,395)
Tax effect	2,813	(2)	—	2,813
After-tax amounts reclassified	$(10,582)		$—	$(10,582)
Other comprehensive loss
Pre-tax	$(201,336)		$(91,656)	$(292,992)
Tax effect	43,122		—	43,122
Other comprehensive loss	$(158,214)		$(91,656)	$(249,870)
As of and for the three months ended June 30, 2018
Changes in AOCI
Beginning of period	$35,099		$(294,081)	$(258,982)
Other comprehensive loss before reclassifications	(29,443)		(104,455)	(133,898)
Amounts reclassified from AOCI	(2,999)		—	(2,999)
Other comprehensive loss	(32,442)		(104,455)	(136,897)
Unrealized investment loss related to noncontrolling interest	37		—	37
Ending balance	$2,694		$(398,536)	$(395,842)
Amounts reclassified from AOCI
Pre-tax	$(3,796)	(1)	$—	$(3,796)
Tax effect	797	(2)	—	797
After-tax amounts reclassified	$(2,999)		$—	$(2,999)
Other comprehensive loss
Pre-tax	$(40,488)		$(104,455)	$(144,943)
Tax effect	8,046		—	8,046
Other comprehensive loss	$(32,442)		$(104,455)	$(136,897)
_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
Interest payments were $77,672,000 and $72,878,000 and income taxes paid were $82,800,000 and $111,000,000 for the six months ended June 30, 2019 and 2018, respectively.

(6) Investments in Fixed Maturity Securities
At June 30, 2019 and December 31, 2018, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2019
Held to maturity:
State and municipal	$69,167	$13,089	$—	$82,256	$69,167
Residential mortgage-backed	9,380	1,083	—	10,463	9,380
Total held to maturity	78,547	14,172	—	92,719	78,547
Available for sale:
U.S. government and government agency	760,247	18,241	(1,418)	777,070	777,070
State and municipal:
Special revenue	2,322,750	63,204	(2,674)	2,383,280	2,383,280
State general obligation	320,338	22,108	(43)	342,403	342,403
Pre-refunded	298,825	19,876	(122)	318,579	318,579
Corporate backed	238,319	7,065	(639)	244,745	244,745
Local general obligation	427,233	32,026	(443)	458,816	458,816
Total state and municipal	3,607,465	144,279	(3,921)	3,747,823	3,747,823
Mortgage-backed securities:
Residential (1)	1,242,880	28,521	(5,316)	1,266,085	1,266,085
Commercial	303,332	6,829	(380)	309,781	309,781
Total mortgage-backed securities	1,546,212	35,350	(5,696)	1,575,866	1,575,866
Asset-backed	2,719,618	9,874	(27,707)	2,701,785	2,701,785
Corporate:
Industrial	2,178,339	59,623	(7,755)	2,230,207	2,230,207
Financial	1,431,612	27,484	(5,373)	1,453,723	1,453,723
Utilities	312,200	12,548	(426)	324,322	324,322
Other	27,027	1,096	(90)	28,033	28,033
Total corporate	3,949,178	100,751	(13,644)	4,036,285	4,036,285
Foreign government	818,276	20,507	(23,359)	815,424	815,424
Total available for sale	13,400,996	329,002	(75,745)	13,654,253	13,654,253
Total investments in fixed maturity securities	$13,479,543	$343,174	$(75,745)	$13,746,972	$13,732,800

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2018
Held to maturity:
State and municipal	$67,891	$11,549	$—	$79,440	$67,891
Residential mortgage-backed	10,744	1,259	—	12,003	10,744
Total held to maturity	78,635	12,808	—	91,443	78,635
Available for sale:
U.S. government and government agency	697,931	9,219	(4,910)	702,240	702,240
State and municipal:
Special revenue	2,396,089	30,507	(19,790)	2,406,806	2,406,806
State general obligation	335,626	11,951	(1,103)	346,474	346,474
Pre-refunded	408,141	16,568	(30)	424,679	424,679
Corporate backed	272,440	4,319	(2,350)	274,409	274,409
Local general obligation	403,219	18,350	(1,339)	420,230	420,230
Total state and municipal	3,815,515	81,695	(24,612)	3,872,598	3,872,598
Mortgage-backed securities:
Residential (1)	1,264,376	7,729	(20,225)	1,251,880	1,251,880
Commercial	345,070	1,304	(3,708)	342,666	342,666
Total mortgage-backed securities	1,609,446	9,033	(23,933)	1,594,546	1,594,546
Asset-backed	2,462,303	10,131	(33,687)	2,438,747	2,438,747
Corporate:
Industrial	2,295,778	15,355	(53,312)	2,257,821	2,257,821
Financial	1,502,427	7,178	(45,683)	1,463,922	1,463,922
Utilities	330,326	2,997	(4,148)	329,175	329,175
Other	60,238	322	(167)	60,393	60,393
Total corporate	4,188,769	25,852	(103,310)	4,111,311	4,111,311
Foreign government	822,093	11,753	(25,111)	808,735	808,735
Total available for sale	13,596,057	147,683	(215,563)	13,528,177	13,528,177
Total investments in fixed maturity securities	$13,674,692	$160,491	$(215,563)	$13,619,620	$13,606,812
____________
(1) Gross unrealized losses for residential mortgage-backed securities include $(42,762) and $(55,090) as of June 30, 2019 and December 31, 2018, respectively, related to securities with the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at June 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,017,744	$1,022,427
Due after one year through five years	4,680,578	4,764,795
Due after five years through ten years	3,226,328	3,347,580
Due after ten years	2,999,301	3,025,841
Mortgage-backed securities	1,555,592	1,586,329
Total	$13,479,543	$13,746,972

At June 30, 2019 and December 31, 2018, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
At June 30, 2019 and December 31, 2018, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2019
Common stocks	$153,440	$8,092	$(21,306)	$140,226	$140,226
Preferred stocks	101,423	180,316	(5,377)	276,362	276,362
Total	$254,863	$188,408	$(26,683)	$416,588	$416,588
December 31, 2018
Common stocks	$113,576	$4,335	$(19,719)	$98,192	$98,192
Preferred stocks	115,201	72,364	(6,751)	180,814	180,814
Total	$228,777	$76,699	$(26,470)	$279,006	$279,006

(8) Arbitrage Trading Account
At June 30, 2019 and December 31, 2018, the fair and carrying values of the arbitrage trading account were $533 million and $453 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options, call options and swap contracts in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options and contracts are reported at fair value. As of June 30, 2019, the fair value of long option contracts outstanding was $313 thousand (notional amount of $9.9 million) and the fair value of short option contracts outstanding was $291 thousand (notional amount of $15.6 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
Net investment income consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2019	2018	2019	2018
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$128,903	$129,665	$261,022	$252,911
Investment funds	46,840	12,716	58,251	53,070
Arbitrage trading account	7,199	8,333	17,784	13,524
Real estate	5,174	3,174	9,481	9,742
Equity securities	1,303	559	2,591	1,205
Gross investment income	189,419	154,447	349,129	330,452
Investment expense	(1,086)	(670)	(2,542)	(2,157)
Net investment income	$188,333	$153,777	$346,587	$328,295

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

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $241 million as of June 30, 2019.
Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Real estate	$654,610	$642,137	$13,078	$35,826
Energy	75,053	75,213	(7,100)	(1,256)
Other funds	671,908	615,468	52,273	18,500
Total	$1,401,571	$1,332,818	$58,251	$53,070

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(11) Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2019	2018
Properties in operation	$1,310,149	$1,279,584
Properties under development	757,395	677,508
Total	$2,067,544	$1,957,092

In 2019, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, and an office building in London. Properties in operation are net of accumulated depreciation and amortization of $55,515,000 and $46,250,000 as of June 30, 2019 and December 31, 2018, respectively. Related depreciation expense was $8,931,000 and $10,784,000 for the six months ended June 30, 2019 and 2018, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $32,963,388 in 2019, $66,249,918 in 2020, $68,157,589 in 2021, $71,308,839 in 2022, $64,897,648 in 2023, $62,673,400 in 2024 and $666,203,503 thereafter.

The Company borrowed $101,750,000 through a non-recourse loan secured by the West Palm Beach office building in 2018. The loan matures in November 2028 and carries a fixed interest rate of 4.21%. The carrying value does not reflect the outstanding financing, but rather is reflected within senior notes and other debt on the Company's consolidated balance sheet.

A mixed-use project in Washington, D.C. has been under development in 2018 and 2019.

(12) Loans Receivable
Loans receivable are as follows:

(In thousands)	June 30, 2019	December 31, 2018
Amortized cost (net of valuation allowance):
Real estate loans	$61,830	$62,289
Commercial loans	32,867	32,524
Total	$94,697	$94,813

Fair value:
Real estate loans	$62,536	$63,047
Commercial loans	34,369	34,026
Total	$96,905	$97,073

Valuation allowance:
Specific	$341	$1,200
General	1,949	2,183
Total	$2,290	$3,383

	For the Three Months Ended June 30,

	2019	2018
Change in valuation allowance	$(1,093)	$—

	For the Six Months Ended June 30,

	2019	2018
Change in valuation allowance	$(1,093)	$—

Loans receivable in non-accrual status were $0.4 million and $1.2 million as of June 30, 2019 and December 31, 2018.
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
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at June 30, 2019, and accordingly, the Company determined that a specific valuation allowance was not required.

(13) Net Realized and Unrealized Gains (Losses) on Investments
 Net realized and unrealized gains (losses) on investments are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net realized and unrealized gains (losses) on investments in earnings
Fixed maturity securities:
Gains	$3,157	$7,921	$8,403	$21,260
Losses	(3,377)	(4,125)	(6,895)	(7,865)
Equity securities (1):
Net realized (losses) gains on investment sales	(6)	119,422	23,339	241,743
Change in unrealized gains (losses)	69,418	(54,652)	111,496	(148,857)
Investment funds	41	(353)	58	(234)
Real estate	3,021	(402)	5,767	7,596
Loans receivable	—	1	(970)	2,059
Other	1,320	1,819	1,028	2,393
Net realized and unrealized gains on investments in earnings before OTTI	73,574	69,631	142,226	118,095
Other-than-temporary impairments	—	—	—	—
Net realized and unrealized gains on investments in earnings	73,574	69,631	142,226	118,095
Income tax expense	(15,451)	(14,623)	(29,867)	(24,800)
After-tax net realized and unrealized gains on investments in earnings	$58,123	$55,008	$112,359	$93,295

Change in unrealized investment gains (losses) of available for sale securities:
Fixed maturity securities	$146,629	$(36,848)	$321,123	$(196,575)
Previously impaired fixed maturity securities	81	(2)	12	11
Investment funds	361	(3,638)	(4,804)	(4,772)
Total change in unrealized investment gains (losses)	147,071	(40,488)	316,331	(201,336)
Income tax (expense) benefit	(28,422)	8,118	(71,907)	43,194
Noncontrolling interests	30	37	(18)	26
After-tax change in unrealized investment gains (losses) of available for sale securities	$118,679	$(32,333)	$244,406	$(158,116)
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2019 and December 31, 2018 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
U.S. government and government agency	$6,175	$37	$92,729	$1,381	$98,904	$1,418
State and municipal	64,499	838	270,454	3,083	334,953	3,921
Mortgage-backed securities	23,049	112	334,887	5,584	357,936	5,696
Asset-backed securities	1,010,706	17,410	572,110	10,297	1,582,816	27,707
Corporate	139,627	1,095	328,409	12,549	468,036	13,644
Foreign government	140,589	18,942	73,967	4,417	214,556	23,359
Fixed maturity securities	$1,384,645	$38,434	$1,672,556	$37,311	$3,057,201	$75,745

December 31, 2018
U.S. government and government agency	$195,359	$933	$130,815	$3,977	$326,174	$4,910
State and municipal	701,700	6,874	744,905	17,738	1,446,605	24,612
Mortgage-backed securities	334,063	2,911	712,595	21,022	1,046,658	23,933
Asset-backed securities	1,687,665	28,965	342,855	4,722	2,030,520	33,687
Corporate	1,730,513	54,181	954,763	49,129	2,685,276	103,310
Foreign government	246,273	24,197	80,004	914	326,277	25,111
Fixed maturity securities	$4,895,573	$118,061	$2,965,937	$97,502	$7,861,510	$215,563

A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2019 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	12	$114,714	$22,719
Corporate	11	65,905	3,278
Asset-backed securities	7	10,412	1,344
Mortgage-backed securities	4	7,170	63
Total	34	$198,201	$27,404

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2019
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$777,070	$—	$777,070	$—
State and municipal	3,747,823	—	3,747,823	—
Mortgage-backed securities	1,575,866	—	1,575,866	—
Asset-backed securities	2,701,785	—	2,701,760	25
Corporate	4,036,285	—	4,036,285	—
Foreign government	815,424	—	815,424	—
Total fixed maturity securities available for sale	13,654,253	—	13,654,228	25
Equity securities:
Common stocks	140,226	131,242	—	8,984
Preferred stocks	276,362	—	272,426	3,936
Total equity securities	416,588	131,242	272,426	12,920
Arbitrage trading account	533,442	424,030	83,206	26,206
Total	$14,604,283	$555,272	$14,009,860	$39,151
Liabilities:
Trading account securities sold but not yet purchased	$159,349	$144,420	$213	$14,716

December 31, 2018
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$702,240	$—	$702,240	$—
State and municipal	3,872,598	—	3,872,598	—
Mortgage-backed securities	1,594,546	—	1,594,546	—
Asset-backed securities	2,438,747	—	2,438,648	99
Corporate	4,111,311	—	4,111,311	—
Foreign government	808,735	—	808,735	—
Total fixed maturity securities available for sale	13,528,177	—	13,528,078	99
Equity securities:
Common stocks	98,192	89,596	—	8,596
Preferred stocks	180,814	—	176,869	3,945
Total equity securities	279,006	89,596	176,869	12,541
Arbitrage trading account	452,548	353,335	81,905	17,308
Total	$14,259,731	$442,931	$13,786,852	$29,948
Liabilities:
Trading account securities sold but not yet purchased	$38,120	$37,327	$—	$793

The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2019 and for the year ended December 31, 2018:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance

Six Months Ended June 30, 2019
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$99	$2	$46	$—	$—	$(122)	$—	$—	$25
Total	99	2	46	—	—	(122)	—	—	25
Equity securities:
Common stocks	8,596	388	—	—	—	—	—	—	8,984
Preferred stocks	3,945	(9)	—	—	—	—	—	—	3,936
Total	12,541	379	—	—	—	—	—	—	12,920
Arbitrage trading account	17,308	409	—	—	14,672	(21,072)	—	14,889	26,206
Total	$29,948	$790	$46	$—	$14,672	$(21,194)	$—	$14,889	$39,151

Liabilities:
Trading account securities sold but not yet purchased	$793	$9,320	$—	$—	$7,609	$(3,006)	$—	$—	$14,716
Year Ended December 31, 2018
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$172	$(2)	$46	$—	$—	$(117)	$—	$—	$99
Total	172	(2)	46	—	—	(117)	—	—	99
Equity securities:
Common stocks	9,370	(548)	—	—	—	(227)	—	1	8,596
Preferred stocks	10,843	100	—	—		(6,998)	—	—	3,945
Total	20,213	(448)	—	—	—	(7,225)	—	1	12,541
Arbitrage trading account	—	(6)	—	—	11,523	(11)	—	5,802	17,308
Total	$20,385	$(456)	$46	$—	$11,523	$(7,353)	$—	$5,803	$29,948
Liabilities:
Trading account securities sold but not yet purchased	$—	$(67)	$—	$—	$860	$—	$—	$—	$793

Transfers into Level 3 represent cases where a publicly traded price was no longer available for a particular investment.

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2019	2018
Net reserves at beginning of period	$10,248,883	$10,056,914
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,980,138	1,916,140
Increase (decrease) in estimates for claims occurring in prior years (2) (3)	16,764	(246)
Loss reserve discount accretion	20,577	20,962
Total	2,017,479	1,936,856
Net payments for claims:
Current year	548,589	316,567
Prior years	1,200,906	1,527,522
Total	1,749,495	1,844,089
Foreign currency translation	(2,228)	(72,351)
Net reserves at end of period	10,514,639	10,077,330
Ceded reserves at end of period	1,805,639	1,659,245
Gross reserves at end of period	$12,320,278	$11,736,575

_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $11 million and $13 million for the six months ended June 30, 2019 and 2018.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $9 million and decreased by $6 million for the six months ended June 30, 2019 and 2018, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $14 million and $19 million for the six months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2019, favorable prior year development (net of additional and return premiums) of $13.6 million included $17.2 million of favorable development for the Insurance segment, offset by $3.6 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on other liability business, commercial auto liability business, and medical malpractice business. The favorable workers’ compensation development was spread across many accident years, including prior to 2009, but was most significant in accident years 2015 through 2018. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse other liability development was mainly related to accident years 2014 through 2016. It was driven by a higher than expected number of large losses being reported in the period, including both general liability and professional liability losses. The adverse commercial auto liability development was primarily related to accident year 2018, and was driven by a higher than expected number of large losses. The adverse medical malpractice development was primarily related to accident years 2013 through 2016, and stemmed from a discontinued book of business at one of our profit centers.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by U.S. casualty facultative business from accident years 2009 and prior related to construction projects.
During the six months ended June 30, 2018, favorable prior year development (net of additional and return premiums) of $19.3 million included $18.6 million of favorable development for the Insurance segment, and $0.7 million of favorable development for the Reinsurance & Monoline Excess segment. The favorable development for the Insurance segment was primarily attributable to workers’ compensation business. The favorable workers’ compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced in recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure).

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,732,800	$13,746,972	$13,606,812	$13,619,620
Equity securities	416,588	416,588	279,006	279,006
Arbitrage trading account	533,442	533,442	452,548	452,548
Loans receivable	94,697	96,905	94,813	97,073
Cash and cash equivalents	1,258,174	1,258,174	817,602	817,602
Trading account receivables from brokers and clearing organizations	402,361	402,361	347,228	347,228
Liabilities:
Due to broker	39,230	39,230	20,144	20,144
Trading account securities sold but not yet purchased	159,349	159,349	38,120	38,120
Subordinated debentures	907,866	969,172	907,491	840,002
Senior notes and other debt	1,873,799	2,019,430	1,882,028	1,968,996

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

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2019	2018	2019	2018
Written premiums:
Direct	$1,883,032	$1,785,266	$3,712,847	$3,572,501
Assumed	206,828	162,808	423,243	354,995
Ceded	(346,396)	(323,970)	(683,025)	(638,054)
Total net premiums written	$1,743,464	$1,624,104	$3,453,065	$3,289,442

Earned premiums:
Direct	$1,773,437	$1,705,277	$3,497,047	$3,379,827
Assumed	198,661	180,509	386,852	369,375
Ceded	(325,257)	(304,733)	(644,202)	(600,741)
Total net premiums earned	$1,646,841	$1,581,053	$3,239,697	$3,148,461

Ceded losses and loss expenses incurred	$239,267	$161,073	$412,314	$400,068
Ceded commissions earned	$73,092	$65,922	$144,109	$132,278

The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of both June 30, 2019 and December 31, 2018.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $25 million and $18 million for the six months ended June 30, 2019 and 2018, respectively. A summary of RSUs issued in the six months ended June 30, 2019 and 2018 follows:

($ in thousands)	Units	Fair Value
2019	5,141	$308
2018	19,538	$963

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019

(In thousands)
Leases:
Lease cost	$10,680	$22,235
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,132	$22,789
Right-of-use assets obtained in exchange for new lease liabilities	$2,918	$7,884

($ in thousands)	June 30, 2019
Right-of-use assets	$179,984
Lease liabilities	$209,107
Weighted-average remaining lease term	6.6 years
Weighted-average discount rate	5.97%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	June 30, 2019
Contractual Maturities:
2019	$24,117
2020	44,461
2021	40,681
2022	35,121
2023	31,556
Thereafter	77,578
Total undiscounted future minimum lease payments	253,514
Less: Discount impact	(44,407)
Total lease liability	$209,107

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2019
Insurance	$1,475,184	$132,403	$13,687	$1,621,274	$225,871	$179,241
Reinsurance & Monoline Excess	171,657	44,449	—	216,106	52,635	41,864
Corporate, other and eliminations (3)	—	11,481	100,949	112,430	(78,344)	(62,519)
Net realized and unrealized gains on investments	—	—	73,574	73,574	73,574	58,123
Total	$1,646,841	$188,333	$188,210	$2,023,384	$273,736	$216,709
Three months ended June 30, 2018
Insurance	$1,415,579	$94,542	$18,707	$1,528,828	$163,181	$128,693
Reinsurance & Monoline Excess	165,474	41,914	—	207,388	56,174	44,291
Corporate, other and eliminations (3)	—	17,321	87,748	105,069	(59,744)	(47,917)
Net realized and unrealized gains on investments	—	—	69,631	69,631	69,631	55,008
Total	$1,581,053	$153,777	$176,086	$1,910,916	$229,242	$180,075
Six months ended June 30, 2019
Insurance	$2,902,218	$232,444	$26,931	$3,161,593	$410,387	$325,234
Reinsurance & Monoline Excess	337,479	84,023	—	421,502	97,490	77,389
Corporate, other and eliminations (3)	—	30,120	204,965	235,085	(146,928)	(117,551)
Net realized and unrealized gains on investments	—	—	142,226	142,226	142,226	112,359
Total	$3,239,697	$346,587	$374,122	$3,960,406	$503,175	$397,431
Six Months Ended June 30, 2018
Insurance	$2,806,868	$208,040	$37,675	$3,052,583	$362,109	$286,426
Reinsurance & Monoline Excess	341,593	88,928	—	430,521	100,866	79,838
Corporate, other and eliminations (3)	—	31,327	169,637	200,964	(140,838)	(113,087)
Net realized and unrealized gains on investments	—	—	118,095	118,095	118,095	93,295
Total	$3,148,461	$328,295	$325,407	$3,802,163	$440,232	$346,472
_________________
(1)Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2)Revenues for Insurance from foreign countries for the three months ended June 30, 2019 and 2018 were $179 million and $176 million, and for the six months ended June 30, 2019 and 2018 were $349 million and $359 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended June 30, 2019 and 2018 were $62 million and $55 million, and for the six months ended June 30, 2019 and 2018 were $121 million and $112 million, respectively.

(3)	Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	June 30, 2019	December 31, 2018
Insurance	$19,444,475	$18,214,293
Reinsurance & Monoline Excess	4,573,446	4,371,151
Corporate, other and eliminations	2,469,982	2,310,533
Consolidated	$26,487,903	$24,895,977

Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2019	2018	2019	2018
Insurance:
Other liability	$505,621	$474,721	$996,282	$938,889
Workers’ compensation	330,510	336,996	657,186	661,974
Short-tail lines (1)	305,852	288,320	594,943	583,347
Commercial automobile	188,278	175,812	369,203	351,010
Professional liability	144,923	139,730	284,604	271,648
Total Insurance	1,475,184	1,415,579	2,902,218	2,806,868

Reinsurance & Monoline Excess:
Casualty reinsurance	95,109	86,841	185,939	177,411
Monoline excess (2)	39,400	40,429	78,381	81,477
Property reinsurance	37,148	38,204	73,159	82,705
Total Reinsurance & Monoline Excess	171,657	165,474	337,479	341,593

Total	$1,646,841	$1,581,053	$3,239,697	$3,148,461

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
The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities. Returns available on fixed maturity investments have been at low levels for an extended period.
The Company also invests in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income.
On April 2, 2019, a 3-for-2 common stock split was paid in the form of a stock dividend to holders of record as of March 14, 2019. Shares outstanding and per share amounts in this Form 10-Q reflect this 3-for-2 common stock split effected on April 2, 2019.
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
Our net reserves for losses and loss expenses of approximately $10.5 billion as of June 30, 2019 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $2.5 billion, or 24%, of the Company’s net loss reserves as of June 30, 2019 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2019	December 31, 2018
Insurance	$8,007,810	$7,727,447
Reinsurance & Monoline Excess	2,506,829	2,521,436
Net reserves for losses and loss expenses	10,514,639	10,248,883
Ceded reserves for losses and loss expenses	1,805,639	1,717,565
Gross reserves for losses and loss expenses	$12,320,278	$11,966,448
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2019
Other liability	$1,351,833	$2,423,630	$3,775,463
Workers’ compensation (1)	948,968	975,454	1,924,422
Professional liability	354,166	687,989	1,042,155
Commercial automobile	382,688	307,393	690,081
Short-tail lines (2)	289,208	286,481	575,689
Total Insurance	3,326,863	4,680,947	8,007,810
Reinsurance & Monoline Excess (1) (3)	1,489,128	1,017,701	2,506,829
Total	$4,815,991	$5,698,648	$10,514,639

December 31, 2018
Other liability	$1,307,068	$2,329,659	$3,636,727
Workers’ compensation (1)	962,664	955,711	1,918,375
Professional liability	306,018	659,596	965,614
Commercial automobile	365,253	290,217	655,470
Short-tail lines (2)	294,122	257,139	551,261
Total Insurance	3,235,125	4,492,322	7,727,447
Reinsurance & Monoline Excess (1) (3)	1,479,604	1,041,832	2,521,436
Total	$4,714,729	$5,534,154	$10,248,883
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $546 million and $563 million as of June 30, 2019 and December 31, 2018, respectively.
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
Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Net (increase) decrease in prior year loss reserves	$(16,764)	$246
Increase in prior year earned premiums	30,323	19,102
Net favorable prior year development	$13,559	$19,348
During the six months ended June 30, 2019, favorable prior year development (net of additional and return premiums) of $13.6 million included $17.2 million of favorable development for the Insurance segment, offset by $3.6 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on other liability business, commercial auto liability business, and medical malpractice business. The favorable workers’ compensation development was spread across many accident years, including prior to 2009, but was most significant in accident years 2015 through 2018. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse other liability development was mainly related to accident years 2014 through 2016. It was driven by a higher than expected number of large losses being reported in the period, including both general liability and professional liability losses. The adverse commercial auto liability development was primarily related to accident year 2018, and was driven by a higher than expected number of large losses. The adverse medical malpractice development was primarily related to accident years 2013 through 2016, and stemmed from a discontinued book of business at one of our profit centers.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by U.S. casualty facultative business from accident years 2009 and prior related to construction projects.
During the six months ended June 30, 2018, favorable prior year development (net of additional and return premiums) of $19.3 million included $18.6 million of favorable development for the Insurance segment, and $0.7 million of favorable development for the Reinsurance & Monoline Excess segment. The favorable development for the Insurance segment was primarily attributable to workers’ compensation business. The favorable workers’ compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced in recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure).
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,762 million and $1,793 million at June 30, 2019 and December 31, 2018, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $546 million and $563 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.7%.
Substantially all of the workers’ compensation discount (97% of total discounted reserves at June 30, 2019) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2019), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $37 million at June 30, 2019 and $41 million at December 31, 2018. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
The following table provides a summary of fixed maturity securities in an unrealized loss position as of June 30, 2019:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	464	$3,042,808	$67,954
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	6	4,520	3,044
Twelve months and longer	6	9,873	4,747
Total	476	$3,057,201	$75,745
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2019 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	12	$114,714	$22,719
Corporate	11	65,905	3,278
Asset-backed securities	7	10,412	1,344
Mortgage-backed securities	4	7,170	63
Total	34	$198,201	$27,404
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
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million as of June 30, 2019 and December 31, 2018, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2019:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,472,380	98.7%
Syndicate manager	35,945	0.3
Directly by the Company based on:
Observable data	145,903	1.0
Cash flow model	25	—
Total	$13,654,253	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2019, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2019 and 2018
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2019 and 2018. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2019	2018
Insurance:
Gross premiums written	$3,715,850	$3,558,247
Net premiums written	3,071,964	2,964,676
Net premiums earned	2,902,218	2,806,868
Loss ratio	62.5%	61.7%
Expense ratio	31.4%	32.9%
GAAP combined ratio	93.9%	94.6%
Reinsurance & Monoline Excess:
Gross premiums written	$420,240	$369,248
Net premiums written	381,101	324,766
Net premiums earned	337,479	341,593
Loss ratio	60.0%	60.3%
Expense ratio	36.0%	36.2%
GAAP combined ratio	96.0%	96.5%
Consolidated:
Gross premiums written	$4,136,090	$3,927,495
Net premiums written	3,453,065	3,289,442
Net premiums earned	3,239,697	3,148,461
Loss ratio	62.2%	61.5%
Expense ratio	31.9%	33.3%
GAAP combined ratio	94.1%	94.8%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2019 and 2018:

(In thousands, except per share data)	2019	2018
Net income to common stockholders	$397,431	$346,472
Weighted average diluted shares	192,804	192,284
Net income per diluted share	$2.06	$1.80
The Company reported net income to common stockholders of $397 million in 2019 compared to $346 million in 2018. The 15% increase in net income was primarily due to an after-tax increase in underwriting income of $20 million, an after-tax increase in net investment gains of $19 million, an after-tax increase of $14 million in net investment income, an after-tax increase of $2 million in other income, an after-tax increase in foreign currency gains of $1 million, and a decrease of $1 million in tax expense, partially offset by an after-tax increase in corporate expenses of $4 million and an after-tax increase in interest expense of $4 million. The number of weighted average diluted shares remained relatively unchanged for the six months ended June 30, 2019 and 2018.
Premiums. Gross premiums written were $4,136 million in 2019, an increase of 5% from $3,927 million in 2018. The increase was due to a $158 million increase in the Insurance segment and a $51 million increase in the Reinsurance & Monoline Excess segment. Approximately 75.5% of policies expiring in 2019 were renewed, and 75.9% of policies expiring in 2018 were renewed.
Average renewal premium rates for insurance and facultative reinsurance increased 4.1% in 2019 when adjusted for changes in exposures, and increased 5.9% excluding workers' compensation.

A summary of gross premiums written in 2019 compared with 2018 by line of business within each business segment follows:

•
Insurance - gross premiums increased 4% to $3,716 million in 2019 from $3,558 million in 2018. Gross premiums increased $101 million (9%) for other liability, $69 million (17%) for professional liability, $31 million (4%) for short-tail lines and $18 million (4%) for commercial auto, and decreased $61 million (8%) for workers' compensation.

•
Reinsurance & Monoline Excess - gross premiums increased 14% to $420 million in 2019 from $369 million in 2018. Gross premiums increased $41 million (23%) for casualty reinsurance, $8 million (9%) for property reinsurance and $2 million (2%) for monoline excess.

Net premiums written were $3,453 million in 2019, an increase of 5% from $3,289 million in 2018. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in 2019 and 16% in 2018.
Premiums earned increased 3% to $3,240 million in 2019 from $3,148 million in 2018. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2019 are related to business written during both 2019 and 2018. Audit premiums were $100 million in 2019 compared with $98 million in 2018.
Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2019 and 2018:

	Amount		Average Annualized Yield
($ in thousands)	2019	2018	2019	2018
Fixed maturity securities, including cash and cash equivalents and loans receivable	$261,022	$252,911	3.5%	3.5%
Investment funds	58,251	53,070	8.4	8.9
Arbitrage trading account	17,784	13,524	8.5	4.1
Real estate	9,481	9,742	0.9	1.1
Equity securities	2,591	1,205	2.1	1.1
Gross investment income	349,129	330,452	3.7	3.6
Investment expenses	(2,542)	(2,157)	—	—
Total	$346,587	$328,295	3.6%	3.6%
Net investment income increased 6% to $347 million in 2019 from $328 million in 2018 due primarily to a $8 million increase in income from fixed maturity securities mainly driven by growth in the fixed maturity security portfolio, a $5 million increase in income from investment funds, a $4 million increase from the arbitrage trading account, and a $2 million increase from equity securities. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to react quickly to changes in the current environment. Average invested assets, at cost (including cash and cash equivalents), were $19.0 billion in 2019 and $18.1 billion in 2018.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $48 million in 2019 from $60 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $142 million in 2019 compared with $118 million in 2018. The gains of $142 million in 2019 reflect net realized gains on investment sales of $31 million and an increase in unrealized gains on equity securities of $111 million.

Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $181 million in 2019 and $147 million in 2018. The increase mainly relates to growth in revenues from the aviation-related businesses and the purchase of a promotional merchandise business in the second half of 2018.
Losses and Loss Expenses. Losses and loss expenses increased to $2,017 million in 2019 from $1,937 million in 2018. The consolidated loss ratio was 62.2% in 2019 and 61.5% in 2018. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $38 million in 2019 and $21 million in 2018. Favorable prior year reserve development (net of premium offsets) was $14 million in 2019 and $19 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development was 61.5% in 2019 and 61.4% in 2018.
A summary of loss ratios in 2019 compared with 2018 by business segment follows:

•
Insurance - The loss ratio was 62.5% in 2019 and 61.7% in 2018. Catastrophe losses were $38 million in 2019 compared with $20 million in 2018. Favorable prior year reserve development was $17 million in 2019 and $26 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.4 points to 61.8% in 2019 from 61.4% in 2018.

•
Reinsurance & Monoline Excess - The loss ratio was 60.0% in 2019 and 60.3% in 2018. Catastrophe losses were $0.1 million in 2019 compared with $1 million in 2018. Adverse prior year reserve development was $3 million in 2019 and $7 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.5 points to 58.9% in 2019 from 61.4% in 2018.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2019	2018
Policy acquisition and insurance operating expenses	$1,031,951	$1,047,093
Insurance service expenses	51,343	63,702
Net foreign currency gains	(6,494)	(4,767)
Other costs and expenses	103,116	97,553
Total	$1,179,916	$1,203,581
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses decreased 1% and net premiums earned increased 3% from 2018. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 31.9% in 2019 and 33.3% in 2018. The improvement is primarily attributable to higher net premiums earned and lower expenses.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $51 million in 2019 from $64 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $6 million in 2019 compared to gains of $5 million in 2018, mainly resulting from the continued strengthening of the U.S. dollar in relation to the Argentine Peso.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $103 million in 2019 from $98 million in 2018, primarily due to non-recurring performance-based compensation costs.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $178 million in 2019 compared to $145 million in 2018. The increase mainly relates to expenses from a business purchased in the second half of 2018.

Interest Expense. Interest expense was $81 million in 2019 compared with $77 million in 2018. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $116 million, which was primarily attributable to a non-recourse mortgage loan on a real estate property in Florida.
Income Taxes. The effective income tax rate was 20.7% in 2019 and 20.9% in 2018. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt income and tax on income from foreign jurisdictions with different tax rates.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $89 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended June 30, 2019 and 2018
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2019 and 2018. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2019	2018
Insurance:
Gross premiums written	$1,905,367	$1,798,074
Net premiums written	1,574,585	1,491,432
Net premiums earned	1,475,184	1,415,579
Loss ratio	62.9%	62.4%
Expense ratio	30.9%	32.9%
GAAP combined ratio	93.8%	95.3%
Reinsurance & Monoline Excess:
Gross premiums written	$184,494	$150,000
Net premiums written	168,879	132,672
Net premiums earned	171,657	165,474
Loss ratio	59.2%	54.6%
Expense ratio	36.0%	36.8%
GAAP combined ratio	95.2%	91.4%
Consolidated:
Gross premiums written	$2,089,861	$1,948,074
Net premiums written	1,743,464	1,624,104
Net premiums earned	1,646,841	1,581,053
Loss ratio	62.4%	61.6%
Expense ratio	31.5%	33.3%
GAAP combined ratio	93.9%	94.9%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2019 and 2018:

(In thousands, except per share data)	2019	2018
Net income to common stockholders	$216,709	$180,075
Weighted average diluted shares	193,059	192,509
Net income per diluted share	$1.12	$0.93
The Company reported net income to common stockholders of $217 million in 2019 compared to $180 million in 2018. The 20% increase in net income was primarily due to an after-tax increase in net investment income of $27 million mainly due to investment funds, an after-tax increase in underwriting income of $15 million, an after-tax decrease in corporate expenses of $5 million, an after-tax increase in net investment gains of $3 million, an after-tax increase in other income of $2 million and a decrease in tax expense of $2 million, partially offset by an after-tax increase in foreign currency losses of $15 million, an after-tax decrease in insurance service fee income of $2 million and an after-tax increase in interest expense of $1 million. The number of weighted average diluted shares remained relatively unchanged for the three months ended June 30, 2019 and 2018.
Premiums. Gross premiums written were $2,090 million in 2019, an increase of 7% from $1,948 million in 2018. The increase was due to a $107 million increase in the Insurance segment and a $35 million increase in the Reinsurance & Monoline Excess segment. Approximately 75.5% of policies expiring in 2019 were renewed, and 76.6% of policies expiring in 2018 were renewed.
Average renewal premium rates for insurance and facultative reinsurance increased 3.5% in 2019 when adjusted for changes in exposures, and increased 5.3% excluding workers' compensation.

A summary of gross premiums written in 2019 compared with 2018 by line of business within each business segment follows:

•
Insurance - gross premiums increased 6% to $1,905 million in 2019 from $1,798 million in 2018. Gross premiums increased $59 million (10%) for other liability, $50 million (25%) for professional liability, $24 million (6%) for short-tail lines, and $15 million (8%) for commercial auto, and decreased $41 million (11%) for workers' compensation.

•
Reinsurance & Monoline Excess - gross premiums increased 23% to $184 million in 2019 from $150 million in 2018. Gross premiums increased $23 million (26%) for casualty reinsurance, $9 million (24%) for property reinsurance and $2 million (10%) for monoline excess.

Net premiums written were $1,743 million in 2019, an increase of 7% from $1,624 million in 2018. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in both 2019 and 2018.
Premiums earned increased 4% to $1,647 million in 2019 from $1,581 million in 2018. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2019 are related to business written during both 2019 and 2018. Audit premiums were $58 million in 2019 compared with $49 million in 2018.
Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2019 and 2018:

	Amount		Average Annualized Yield
($ in thousands)	2019	2018	2019	2018
Fixed maturity securities, including cash and cash equivalents and loans receivable	$128,903	$129,665	3.4%	3.6%
Investment funds	46,840	12,716	13.4	4.2
Arbitrage trading account	7,199	8,333	7.0	5.0
Real estate	5,174	3,174	1.0	0.7
Equity securities	1,303	559	2.1	1.0
Gross investment income	189,419	154,447	4.0	3.4
Investment expenses	(1,086)	(670)	—	—
Total	$188,333	$153,777	3.9%	3.4%
Net investment income increased 22% to $188 million in 2019 from $154 million in 2018 due primarily to a $34 million increase in income from investment funds, a $2 million increase in real estate and $1 million increase in equity securities, partially offset by a $1 million decrease in income from fixed maturity securities and a $1 million decrease in arbitrage trading account. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to react quickly to changes in the current environment. Average invested assets, at cost (including cash and cash equivalents), were $19.1 billion in 2019 and $18.2 billion in 2018.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $22 million in 2019 from $30 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $74 million in 2019 compared with $70 million in 2018. The gains of $74 million in 2019 reflect net realized gains on investment sales of $4 million and an increase in unrealized gains on equity securities of $70 million.

Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $89 million in 2019 and $77 million in 2018. The increase mainly relates to revenues from a business purchased in the second half of 2018.
Losses and Loss Expenses. Losses and loss expenses increased to $1,029 million in 2019 from $974 million in 2018. The consolidated loss ratio was 62.4% in 2019 and 61.6% in 2018. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $26 million in 2019 and $14 million in 2018. Favorable prior year reserve development (net of premium offsets) was $7 million in both 2019 and 2018. The loss ratio excluding catastrophe losses and prior year reserve development was 61.3% in 2019 and 61.2% in 2018.
A summary of loss ratios in 2019 compared with 2018 by business segment follows:

•
Insurance - The loss ratio was 62.9% in 2019 and 62.4% in 2018. Catastrophe losses were $25 million in 2019 compared with $13 million in 2018. Favorable prior year reserve development was $8 million in 2019 and $10 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development increased 0.4 points to 61.7% in 2019 from 61.3% in 2018.

•
Reinsurance & Monoline Excess - The loss ratio was 59.2% in 2019 and 54.6% in 2018. Catastrophe losses were $0.1 million in 2019 compared with $1 million in 2018. Adverse prior year reserve development was $1 million in 2019 and $3 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.3 points to 58.7% in 2019 from 59.0% in 2018.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2019	2018
Policy acquisition and insurance operating expenses	$518,160	$526,862
Insurance service expenses	25,386	30,990
Net foreign currency losses (gains)	470	(18,251)
Other costs and expenses	47,812	53,541
Total	$591,828	$593,142
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses decreased 2% and net premiums earned increased 4% from 2018. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 31.5% in 2019 and 33.3% in 2018. The improvement is primarily attributable to higher net premiums earned, lower expenses and a non-recurring benefit of approximately 0.5% in 2019.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $25 million in 2019 from $31 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018.
Net foreign currency (gains) losses result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $0.5 million in 2019 compared to gains of $18 million in 2018. The foreign currency gain in 2018 was mainly a result of the strengthening U.S. dollar.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $48 million in 2019 from $54 million in 2018, primarily due to non-recurring performance-based compensation costs.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $88 million in 2019 compared to $75 million in 2018. The increase mainly relates to expenses from a business purchased in the second half of 2018.

Interest Expense. Interest expense was $41 million in 2019 compared with $40 million in 2018. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $116 million, which was primarily attributable to a non-recourse mortgage loan on a real estate property in Florida.
Income Taxes. The effective income tax rate was 20.6% in 2019 and 21.1% in 2018. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt income and tax on income from foreign jurisdictions with different tax rates.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $89 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.6 years at June 30, 2019 and 2.8 years at December 31, 2018. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2019 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$777,070	3.9%
State and municipal:
Special revenue	2,402,349	12.2
Local general obligation	464,109	2.4
State general obligation	381,719	2.0
Pre-refunded (1)	324,068	1.7
Corporate backed	244,745	1.3
Total state and municipal	3,816,990	19.6
Mortgage-backed securities:
Agency	902,565	4.6
Residential-Prime	335,938	1.7
Commercial	309,781	1.6
Residential-Alt A	36,962	0.2
Total mortgage-backed securities	1,585,246	8.1
Asset-backed securities	2,701,785	13.9
Corporate:
Industrial	2,230,207	11.4
Financial	1,453,723	7.5
Utilities	324,322	1.7
Other	28,033	0.1
Total corporate	4,036,285	20.7
Foreign government and foreign government agencies	815,424	4.2
Total fixed maturity securities	13,732,800	70.4
Equity securities:
Preferred stocks	276,362	1.4
Common stocks	140,226	0.7
Total equity securities	416,588	2.1
Real estate	2,067,544	10.6
Investment funds	1,401,571	7.2
Cash and cash equivalents	1,258,174	6.5
Arbitrage trading account	533,442	2.7
Loans receivable	94,697	0.5
Total investments	$19,504,816	100.0%
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
Investment Funds. At June 30, 2019, the carrying value of investment funds was $1,402 million, including investments in other funds of $672 million, real estate funds of $655 million, and energy funds of $75 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2019, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, and an office building in London. In addition, there is a mixed-use project in Washington D.C. under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $95 million and an aggregate fair value of $97 million at June 30, 2019. The amortized cost of loans receivable is net of a valuation allowance of $2 million as of June 30, 2019. Loans receivable include real estate loans of $62 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $33 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.6 years at June 30, 2019 and 2.8 years at December 31, 2018.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities was $403 million in the first six months of 2019 as compared to $119 million from operating activities in the first six months of 2018. The increase is primarily due to an increase in net premium receipts and reduced loss and loss expense payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 77% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2019. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At June 30, 2019, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,782 million and a face amount of $2,817 million. The maturities of the outstanding debt are $447 million in 2019, $306 million in 2020, $427 million in 2022, $102 million in 2028, $250 million in 2037, $350 million in 2044, $350 million in 2053, $400 million in 2056, and $185 million in 2058.
Equity. At June 30, 2019, total common stockholders’ equity was $6.0 billion, common shares outstanding were 183,168,398 and stockholders’ equity per outstanding share was $32.63. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $8.8 billion at June 30, 2019. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 32% at June 30, 2019 and 34% at December 31, 2018.

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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's annual report on From 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares during the six months ended June 30, 2019, and accordingly the number of shares authorized for purchase by the Company remains 8,911,397.

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

W. R. BERKLEY CORPORATION
Date:	August 5, 2019	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 5, 2019	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President Chief Financial Officer and Treasurer