Form 10-Q
period 2019-09-30
BERKLEY W R CORP
filed 2019-11-07
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of November 4, 2019: 183,674,708

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities	$14,086,075	$13,606,812
Real estate	2,102,391	1,957,092
Investment funds	1,227,298	1,332,818
Arbitrage trading account	641,993	452,548
Equity securities	443,654	279,006
Loans receivable	92,285	94,813
Total investments	18,593,696	17,723,089
Cash and cash equivalents	812,550	817,602
Premiums and fees receivable	2,009,294	1,807,762
Due from reinsurers	2,079,525	1,932,291
Deferred policy acquisition costs	527,390	497,629
Prepaid reinsurance premiums	547,352	498,880
Trading account receivables from brokers and clearing organizations	209,061	347,228
Property, furniture and equipment	416,966	416,372
Goodwill	169,652	173,037
Accrued investment income	144,488	144,481
Federal and foreign income taxes	—	36,193
Other assets	708,537	501,413
Total assets	$26,218,511	$24,895,977

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$12,396,955	$11,966,448
Unearned premiums	3,691,312	3,359,991
Due to reinsurers	336,547	256,917
Trading account securities sold but not yet purchased	68,976	38,120
Federal and foreign income taxes	15,279	—
Other liabilities	1,267,221	1,005,184
Senior notes and other debt	1,434,725	1,882,028
Subordinated debentures	908,053	907,491
Total liabilities	20,119,068	19,416,179
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 183,674,147 and 182,993,640 shares, respectively	70,535	70,535
Additional paid-in capital	1,045,448	1,039,633
Retained earnings	7,971,019	7,558,619
Accumulated other comprehensive loss	(322,100)	(510,470)
Treasury stock, at cost, 169,002,617 and 169,683,237 shares, respectively	(2,708,606)	(2,720,466)
Total stockholders’ equity	6,056,296	5,437,851
Noncontrolling interests	43,147	41,947
Total equity	6,099,443	5,479,798
Total liabilities and equity	$26,218,511	$24,895,977
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
REVENUES:
Net premiums written	$1,749,906	$1,624,214	$5,202,971	$4,913,656
Change in net unearned premiums	(73,096)	(20,729)	(286,464)	(161,709)
Net premiums earned	1,676,810	1,603,485	4,916,507	4,751,947
Net investment income	161,692	186,124	508,279	514,419
Net realized and unrealized gains on investments	1,465	22,334	143,691	140,429
Revenues from non-insurance businesses	101,880	95,168	283,005	242,037
Insurance service fees	23,681	30,782	71,440	91,175
Other income	188	9	3,200	59
Total revenues	1,965,716	1,937,902	5,926,122	5,740,066
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,041,471	1,017,720	3,058,950	2,954,575
Other operating costs and expenses	581,045	577,648	1,760,961	1,781,230
Expenses from non-insurance businesses	101,743	93,463	280,141	238,198
Interest expense	38,475	39,848	119,913	116,608
Total operating costs and expenses	1,762,734	1,728,679	5,219,965	5,090,611
Income before income taxes	202,982	209,223	706,157	649,455
Income tax expense	(37,831)	(44,780)	(141,965)	(136,661)
Net income before noncontrolling interests	165,151	164,443	564,192	512,794
Noncontrolling interests	57	(2,523)	(1,554)	(4,402)
Net income to common stockholders	$165,208	$161,920	$562,638	$508,392

NET INCOME PER SHARE:
Basic	$0.87	$0.85	$2.95	$2.68
Diluted	$0.85	$0.84	$2.91	$2.64

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
Net income before noncontrolling interests	$165,151	$164,443	$564,192	$512,794
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	(36,682)	15,686	(31,414)	(75,970)
Change in unrealized investment (losses) gains, net of taxes	(24,745)	(94,842)	219,679	(253,056)
Other comprehensive (loss) income	(61,427)	(79,156)	188,265	(329,026)
Comprehensive income	103,724	85,287	752,457	183,768
Noncontrolling interests	(66)	(2,463)	(1,659)	(4,316)
Comprehensive income to common stockholders	$103,658	$82,824	$750,798	$179,452

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
COMMON STOCK:
Beginning and end of period	$70,535	$70,535	$70,535	$70,535
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,058,416	$1,036,796	$1,039,633	$1,024,772
Restricted stock units issued	(28,155)	(11,048)	(30,659)	(16,690)
Restricted stock units expensed	15,187	8,815	36,474	26,481
End of period	$1,045,448	$1,034,563	$1,045,448	$1,034,563
RETAINED EARNINGS:
Beginning of period	$7,826,015	$7,423,162	$7,558,619	$6,956,882
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	215,939
Net income to common stockholders	165,208	161,920	562,638	508,392
Dividends ($0.11, $0.43, $0.82 and $0.96 per share, respectively)	(20,204)	(79,376)	(150,238)	(175,507)
End of period	$7,971,019	$7,505,706	$7,971,019	$7,505,706
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains (losses):
Beginning of period	$152,915	$2,694	$(91,491)	$375,421
Cumulative effect adjustment resulting from changes in accounting principles	—	—	—	(214,539)
Change in unrealized (losses) gains on securities not other-than-temporarily impaired	(25,005)	(94,775)	219,388	(252,974)
Change in unrealized gains (losses) on other-than-temporarily impaired securities	383	(7)	396	4
End of period	128,293	(92,088)	128,293	(92,088)
Currency translation adjustments:
Beginning of period	(413,711)	(398,536)	(418,979)	(306,880)
Net change in period	(36,682)	15,686	(31,414)	(75,970)
End of period	(450,393)	(382,850)	(450,393)	(382,850)
Total accumulated other comprehensive loss	$(322,100)	$(474,938)	$(322,100)	$(474,938)
TREASURY STOCK:
Beginning of period	$(2,717,410)	$(2,708,534)	$(2,720,466)	$(2,709,386)
Stock exercised/vested	8,804	10,515	11,308	17,478
Stock repurchased	—	—	—	(6,799)
Stock issued	—	1	552	689
End of period	$(2,708,606)	$(2,698,018)	$(2,708,606)	$(2,698,018)
NONCONTROLLING INTERESTS:
Beginning of period	$43,318	$39,510	$41,947	$39,819
Distributions	(237)	(788)	(459)	(2,950)
Net (loss) income	(57)	2,523	1,554	4,402
Other comprehensive income (loss), net of tax	123	(60)	105	(86)
End of period	$43,147	$41,185	$43,147	$41,185
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2019	2018
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$562,638	$508,392
Adjustments to reconcile net income to net cash from (used in) operating activities:
Net realized and unrealized gains on investments	(143,691)	(140,429)
Depreciation and amortization	42,007	76,541
Noncontrolling interests	1,554	4,402
Investment funds	(77,284)	(94,075)
Stock incentive plans	38,440	28,528
Change in:
Arbitrage trading account	(20,422)	(14,795)
Premiums and fees receivable	(206,867)	(107,347)
Reinsurance accounts	(116,359)	(114,298)
Deferred policy acquisition costs	(30,537)	(7,466)
Income taxes	(16,449)	(99,945)
Reserves for losses and loss expenses	443,454	230,112
Unearned premiums	336,664	176,736
Other	(18,104)	(103,832)
Net cash from operating activities	795,044	342,524
CASH USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,341,688	2,841,642
Proceeds from sale of equity securities	40,709	449,388
Distributions from (contributions to) investment funds	187,321	(3,505)
Proceeds from maturities and prepayments of fixed maturity securities	2,278,264	1,957,724
Purchase of fixed maturity securities	(3,853,108)	(5,187,501)
Purchase of equity securities	(66,305)	(87,059)
Real estate purchased	(176,538)	(454,410)
Change in loans receivable	3,156	(14,345)
Net additions to property, furniture and equipment	(1,802)	(35,582)
Change in balances due to security brokers	54,620	5,601
Cash received in connection with business disposition	—	8,664
Payment for business purchased net of cash acquired	—	(6,637)
Other	45	(443)
Net cash used in investing activities	(191,950)	(526,463)
CASH (USED IN) FROM FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(448,409)	(23)
Net proceeds from issuance of debt	—	198,905
Cash dividends to common stockholders	(130,035)	(96,131)
Purchase of common treasury shares	—	(6,799)
Other, net	(20,750)	(4,238)
Net cash (used in) from financing activities	(599,194)	91,714
Net impact on cash due to change in foreign exchange rates	(8,952)	(38,880)
Net change in cash and cash equivalents	(5,052)	(131,105)
Cash and cash equivalents at beginning of year	817,602	950,471
Cash and cash equivalents at end of period	$812,550	$819,366
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
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the federal income tax rate of 21% principally because of tax-exempt investment income, tax benefits related to equity-based compensation, and tax on income from foreign jurisdictions with different tax rates.

(2) Per Share Data
The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 7,389,781 and 7,270,954 common shares held in a grantor trust as of September 30, 2019 and 2018, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2019	2018	2019	2018
Basic	190,862	190,241	190,593	189,862
Diluted	193,589	192,842	193,557	192,606

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

Based on current information as of September 30, 2019, the credit losses associated with operating assets, such as premium receivables and reinsurance recoverables, should not have a material effect on results of operations, financial position or liquidity.  The Company is finalizing its methodology and implementation for investments and the impact on adoption as it relates to the Company’s results of operations, financial position or liquidity will depend on investments held and market conditions at such time.

All other recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.

(4) Consolidated Statement of Comprehensive Income (Loss)

The following table presents the components of the changes in accumulated other comprehensive income (loss) ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2019
Changes in AOCI
Beginning of period	$(91,491)		$(418,979)	$(510,470)
Other comprehensive income (loss) before reclassifications	218,592		(31,414)	187,178
Amounts reclassified from AOCI	1,087		—	1,087
Other comprehensive income (loss)	219,679		(31,414)	188,265
Unrealized investment loss related to noncontrolling interest	105		—	105
End of period	$128,293		$(450,393)	$(322,100)
Amounts reclassified from AOCI
Pre-tax	$1,376	(1)	$—	$1,376
Tax effect	(289)	(2)	—	(289)
After-tax amounts reclassified	$1,087		$—	$1,087
Other comprehensive income (loss)
Pre-tax	$287,739		$(31,414)	$256,325
Tax effect	(68,060)		—	(68,060)
Other comprehensive income (loss)	$219,679		$(31,414)	$188,265
As of and for the three months ended September 30, 2019
Changes in AOCI
Beginning of period	$152,915		$(413,711)	$(260,796)
Other comprehensive loss before reclassifications	(27,023)		(36,682)	(63,705)
Amounts reclassified from AOCI	2,278		—	2,278
Other comprehensive loss	(24,745)		(36,682)	(61,427)
Unrealized investment losses related to noncontrolling interest	123		—	123
Ending balance	$128,293		$(450,393)	$(322,100)
Amounts reclassified from AOCI
Pre-tax	$2,884	(1)	$—	$2,884
Tax effect	(606)	(2)	—	(606)
After-tax amounts reclassified	$2,278		$—	$2,278
Other comprehensive loss
Pre-tax	$(28,592)		$(36,682)	$(65,274)
Tax effect	3,847		—	3,847
Other comprehensive loss	$(24,745)		$(36,682)	$(61,427)
_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2018
Changes in AOCI
Beginning of period	$375,421		$(306,880)	$68,541
Cumulative effect adjustment resulting from changes in accounting principles	(214,539)		—	(214,539)
Restated beginning of period	160,882		(306,880)	(145,998)
Other comprehensive loss before reclassifications	(242,944)		(75,970)	(318,914)
Amounts reclassified from AOCI	(10,112)		—	(10,112)
Other comprehensive loss	(253,056)		(75,970)	(329,026)
Unrealized investment loss related to noncontrolling interest	86		—	86
End of period	$(92,088)		$(382,850)	$(474,938)
Amounts reclassified from AOCI
Pre-tax	$(12,800)	(1)	$—	$(12,800)
Tax effect	2,688	(2)	—	2,688
After-tax amounts reclassified	$(10,112)		$—	$(10,112)
Other comprehensive loss
Pre-tax	$(298,164)		$(75,970)	$(374,134)
Tax effect	45,108		—	45,108
Other comprehensive loss	$(253,056)		$(75,970)	$(329,026)
As of and for the three months ended September 30, 2018
Changes in AOCI
Beginning of period	$2,694		$(398,536)	$(395,842)
Other comprehensive (loss) income before reclassifications	(95,312)		15,686	(79,626)
Amounts reclassified from AOCI	470		—	470
Other comprehensive (loss) income	(94,842)		15,686	(79,156)
Unrealized investment loss related to noncontrolling interest	60		—	60
Ending balance	$(92,088)		$(382,850)	$(474,938)
Amounts reclassified from AOCI
Pre-tax	$595	(1)	$—	$595
Tax effect	(125)	(2)	—	(125)
After-tax amounts reclassified	$470		$—	$470
Other comprehensive (loss) income
Pre-tax	$(96,828)		$15,686	$(81,142)
Tax effect	1,986		—	1,986
Other comprehensive (loss) income	$(94,842)		$15,686	$(79,156)
_________________________
(1) Net realized and unrealized gains on investments in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
Interest payments were $145,930,000 and $137,789,000 and income taxes paid were $127,282,000 and $173,000,000 for the nine months ended September 30, 2019 and 2018, respectively.

(6) Investments in Fixed Maturity Securities
At September 30, 2019 and December 31, 2018, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2019
Held to maturity:
State and municipal	$69,662	$13,657	$—	$83,319	$69,662
Residential mortgage-backed	8,838	1,009	—	9,847	8,838
Total held to maturity	78,500	14,666	—	93,166	78,500
Available for sale:
U.S. government and government agency	800,656	16,493	(1,035)	816,114	816,114
State and municipal:
Special revenue	2,371,953	70,012	(3,091)	2,438,874	2,438,874
State general obligation	340,252	24,773	(18)	365,007	365,007
Pre-refunded	280,272	20,053	(121)	300,204	300,204
Corporate backed	243,982	7,561	(563)	250,980	250,980
Local general obligation	426,071	35,987	(477)	461,581	461,581
Total state and municipal	3,662,530	158,386	(4,270)	3,816,646	3,816,646
Mortgage-backed securities:
Residential (1)	1,323,941	27,309	(4,002)	1,347,248	1,347,248
Commercial	356,480	7,301	(706)	363,075	363,075
Total mortgage-backed securities	1,680,421	34,610	(4,708)	1,710,323	1,710,323
Asset-backed	2,758,752	10,979	(21,475)	2,748,256	2,748,256
Corporate:
Industrial	2,298,887	75,313	(8,677)	2,365,523	2,365,523
Financial	1,397,768	34,979	(5,156)	1,427,591	1,427,591
Utilities	306,104	16,279	(323)	322,060	322,060
Other	19,852	1,280	(38)	21,094	21,094
Total corporate	4,022,611	127,851	(14,194)	4,136,268	4,136,268
Foreign government	841,142	18,241	(79,415)	779,968	779,968
Total available for sale	13,766,112	366,560	(125,097)	14,007,575	14,007,575
Total investments in fixed maturity securities	$13,844,612	$381,226	$(125,097)	$14,100,741	$14,086,075

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2018
Held to maturity:
State and municipal	$67,891	$11,549	$—	$79,440	$67,891
Residential mortgage-backed	10,744	1,259	—	12,003	10,744
Total held to maturity	78,635	12,808	—	91,443	78,635
Available for sale:
U.S. government and government agency	697,931	9,219	(4,910)	702,240	702,240
State and municipal:
Special revenue	2,396,089	30,507	(19,790)	2,406,806	2,406,806
State general obligation	335,626	11,951	(1,103)	346,474	346,474
Pre-refunded	408,141	16,568	(30)	424,679	424,679
Corporate backed	272,440	4,319	(2,350)	274,409	274,409
Local general obligation	403,219	18,350	(1,339)	420,230	420,230
Total state and municipal	3,815,515	81,695	(24,612)	3,872,598	3,872,598
Mortgage-backed securities:
Residential (1)	1,264,376	7,729	(20,225)	1,251,880	1,251,880
Commercial	345,070	1,304	(3,708)	342,666	342,666
Total mortgage-backed securities	1,609,446	9,033	(23,933)	1,594,546	1,594,546
Asset-backed	2,462,303	10,131	(33,687)	2,438,747	2,438,747
Corporate:
Industrial	2,295,778	15,355	(53,312)	2,257,821	2,257,821
Financial	1,502,427	7,178	(45,683)	1,463,922	1,463,922
Utilities	330,326	2,997	(4,148)	329,175	329,175
Other	60,238	322	(167)	60,393	60,393
Total corporate	4,188,769	25,852	(103,310)	4,111,311	4,111,311
Foreign government	822,093	11,753	(25,111)	808,735	808,735
Total available for sale	13,596,057	147,683	(215,563)	13,528,177	13,528,177
Total investments in fixed maturity securities	$13,674,692	$160,491	$(215,563)	$13,619,620	$13,606,812
____________
(1) Gross unrealized gains (losses) for residential mortgage-backed securities include $341,322 and $(55,090) as of September 30, 2019 and December 31, 2018, respectively, related to securities with the non-credit portion of other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturity securities at September 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$886,582	$870,937
Due after one year through five years	5,013,048	5,072,203
Due after five years through ten years	3,220,188	3,360,359
Due after ten years	3,035,535	3,077,072
Mortgage-backed securities	1,689,259	1,720,170
Total	$13,844,612	$14,100,741

At September 30, 2019 and December 31, 2018, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
At September 30, 2019 and December 31, 2018, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2019
Common stocks	$166,689	$14,839	$(33,467)	$148,061	$148,061
Preferred stocks	111,014	188,489	(3,910)	295,593	295,593
Total	$277,703	$203,328	$(37,377)	$443,654	$443,654

December 31, 2018
Common stocks	$113,576	$4,335	$(19,719)	$98,192	$98,192
Preferred stocks	115,201	72,364	(6,751)	180,814	180,814
Total	$228,777	$76,699	$(26,470)	$279,006	$279,006

(8) Arbitrage Trading Account
At September 30, 2019 and December 31, 2018, the fair and carrying values of the arbitrage trading account were $642 million and $453 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of September 30, 2019, the fair value of long option contracts outstanding was $380 thousand (notional amount of $12.3 million) and the fair value of short option contracts outstanding was $359 thousand (notional amount of $12.5 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
Net investment income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2019	2018	2019	2018
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$125,957	$131,836	$386,978	$384,748
Investment funds	19,033	41,005	77,284	94,075
Arbitrage trading account	8,400	7,632	26,184	21,156
Real estate	7,987	5,597	17,468	15,339
Equity securities	1,392	1,004	3,984	2,208
Gross investment income	162,769	187,074	511,898	517,526
Investment expense	(1,077)	(950)	(3,619)	(3,107)
Net investment income	$161,692	$186,124	$508,279	$514,419

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

The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $263 million as of September 30, 2019.
Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Real estate	$437,000	$642,137	$17,279	$50,044
Financial services	282,630	195,706	36,516	8,201
Energy	173,508	183,627	(10,342)	14,088
Transportation	146,264	136,640	12,222	11,270
Other funds	187,896	174,708	21,609	10,472
Total	$1,227,298	$1,332,818	$77,284	$94,075

The Company's share of the earnings or losses of investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(11) Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2019	2018
Properties in operation	$1,310,281	$1,279,584
Properties under development	792,110	677,508
Total	$2,102,391	$1,957,092

In 2019, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, and an office building in London. Properties in operation are net of accumulated depreciation and amortization of $53,527,000 and $46,250,000 as of September 30, 2019 and December 31, 2018, respectively. Related depreciation expense was $8,871,000 and $15,175,000 for the nine months ended September 30, 2019 and 2018, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $19,992,859 in 2019, $71,328,260 in 2020, $73,423,409 in 2021, $73,077,521 in 2022, $66,630,376 in 2023, $64,408,124 in 2024 and $671,711,807 thereafter.

The Company borrowed $101,750,000 through a non-recourse loan secured by the West Palm Beach office building in 2018. The loan matures in November 2028 and carries a fixed interest rate of 4.21%. The carrying value does not reflect the outstanding financing, but rather is reflected within senior notes and other debt on the Company's consolidated balance sheet.

A mixed-use project in Washington, D.C. has been under development in 2019 and 2018.

(12) Loans Receivable
Loans receivable are as follows:

(In thousands)	September 30, 2019	December 31, 2018
Amortized cost (net of valuation allowance):
Real estate loans	$58,780	$62,289
Commercial loans	33,505	32,524
Total	$92,285	$94,813

Fair value:
Real estate loans	$60,147	$63,047
Commercial loans	35,008	34,026
Total	$95,155	$97,073

Valuation allowance:
Specific	$165	$1,200
General	1,981	2,183
Total	$2,146	$3,383

	For the Three Months Ended September 30,

	2019	2018
Change in valuation allowance	$(144)	$—

	For the Nine Months Ended September 30,

	2019	2018
Change in valuation allowance	$(1,237)	$—

Loans receivable in non-accrual status were $0.2 million and $1.2 million as of September 30, 2019 and December 31, 2018.
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
In evaluating the real estate loans, the Company considers their credit quality indicators, including loan to value ratios, which compare the outstanding loan amount to the estimated value of the property, the borrower’s financial condition and performance with respect to loan terms, the position in the capital structure, the overall leverage in the capital structure and other market conditions. Based on these considerations, none of the real estate loans were considered to be impaired at September 30, 2019, and accordingly, the Company determined that a specific valuation allowance was not required.

(13) Net Realized and Unrealized Gains (Losses) on Investments
 Net realized and unrealized gains (losses) on investments are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net realized and unrealized gains (losses) on investments in earnings:
Fixed maturity securities:
Gains	$2,100	$2,152	$10,503	$23,412
Losses	(4,984)	(2,747)	(11,879)	(10,612)
Equity securities (1):
Net realized (losses) gains on investment sales	(11)	149,562	23,328	391,305
Change in unrealized gains (losses)	4,226	(131,513)	115,722	(280,370)
Investment funds	(456)	(30)	(398)	(264)
Real estate	417	4,518	6,184	12,114
Loans receivable	—	449	(970)	2,508
Other	173	(57)	1,201	2,336
Net realized and unrealized gains on investments in earnings before OTTI	1,465	22,334	143,691	140,429
Other-than-temporary impairments	—	—	—	—
Net realized and unrealized gains on investments in earnings	1,465	22,334	143,691	140,429
Income tax expense	(308)	(4,690)	(30,175)	(29,490)
After-tax net realized and unrealized gains on investments in earnings	$1,157	$17,644	$113,516	$110,939

Change in unrealized investment (losses) gains of available for sale securities:
Fixed maturity securities	$(12,178)	$(100,490)	$308,945	$(297,065)
Previously impaired fixed maturity securities	384	(7)	396	4
Investment funds	(16,798)	3,669	(21,602)	(1,103)
Total change in unrealized investment (losses) gains	(28,592)	(96,828)	287,739	(298,164)
Income tax benefit (expense)	3,847	2,086	(68,060)	45,280
Noncontrolling interests	123	60	105	86
After-tax change in unrealized investment (losses) gains of available for sale securities	$(24,622)	$(94,682)	$219,784	$(252,798)
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

(14) Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2019 and December 31, 2018 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
U.S. government and government agency	$55,881	$216	$65,949	$819	$121,830	$1,035
State and municipal	206,046	1,841	159,899	2,429	365,945	4,270
Mortgage-backed securities	159,413	567	261,330	4,141	420,743	4,708
Asset-backed securities	778,080	8,233	621,547	13,242	1,399,627	21,475
Corporate	199,465	2,707	157,374	11,487	356,839	14,194
Foreign government	133,430	23,751	103,985	55,664	237,415	79,415
Fixed maturity securities	$1,532,315	$37,315	$1,370,084	$87,782	$2,902,399	$125,097

December 31, 2018
U.S. government and government agency	$195,359	$933	$130,815	$3,977	$326,174	$4,910
State and municipal	701,700	6,874	744,905	17,738	1,446,605	24,612
Mortgage-backed securities	334,063	2,911	712,595	21,022	1,046,658	23,933
Asset-backed securities	1,687,665	28,965	342,855	4,722	2,030,520	33,687
Corporate	1,730,513	54,181	954,763	49,129	2,685,276	103,310
Foreign government	246,273	24,197	80,004	914	326,277	25,111
Fixed maturity securities	$4,895,573	$118,061	$2,965,937	$97,502	$7,861,510	$215,563

A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2019 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	21	$78,110	$78,281
Corporate	12	32,900	5,606
Asset-backed securities	6	1,311	192
Mortgage-backed securities	4	290	10
Total	43	$112,611	$84,089

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2019
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$816,114	$—	$816,114	$—
State and municipal	3,816,646	—	3,816,646	—
Mortgage-backed securities	1,710,323	—	1,710,323	—
Asset-backed securities	2,748,256	—	2,748,256	—
Corporate	4,136,268	—	4,136,268	—
Foreign government	779,968	—	779,968	—
Total fixed maturity securities available for sale	14,007,575	—	14,007,575	—
Equity securities:
Common stocks	148,061	139,194	—	8,867
Preferred stocks	295,593	—	289,066	6,527
Total equity securities	443,654	139,194	289,066	15,394
Arbitrage trading account	641,993	475,313	166,680	—
Total	$15,093,222	$614,507	$14,463,321	$15,394
Liabilities:
Trading account securities sold but not yet purchased	$68,976	$68,773	$203	$—

December 31, 2018
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$702,240	$—	$702,240	$—
State and municipal	3,872,598	—	3,872,598	—
Mortgage-backed securities	1,594,546	—	1,594,546	—
Asset-backed securities	2,438,747	—	2,438,648	99
Corporate	4,111,311	—	4,111,311	—
Foreign government	808,735	—	808,735	—
Total fixed maturity securities available for sale	13,528,177	—	13,528,078	99
Equity securities:
Common stocks	98,192	89,596	—	8,596
Preferred stocks	180,814	—	176,869	3,945
Total equity securities	279,006	89,596	176,869	12,541
Arbitrage trading account	452,548	353,335	81,905	17,308
Total	$14,259,731	$442,931	$13,786,852	$29,948
Liabilities:
Trading account securities sold but not yet purchased	$38,120	$37,327	$—	$793

The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance

Nine Months Ended September 30, 2019
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$99	$(26)	$61	$—	$—	$(134)	$—	$—	$—
Total	99	(26)	61	—	—	(134)	—	—	—
Equity securities:
Common stocks	8,596	12	1,807	—	—	(1,548)	—	—	8,867
Preferred stocks	3,945	(20)	—	—	2,602	—	—	—	6,527
Total	12,541	(8)	1,807	—	2,602	(1,548)	—	—	15,394
Arbitrage trading account	17,308	(8,731)	—	—	14,767	(38,233)	—	14,889	—
Total	$29,948	$(8,765)	$1,868	$—	$17,369	$(39,915)	$—	$14,889	$15,394

Liabilities:
Trading account securities sold but not yet purchased	$793	$133	$—	$—	$7,609	$(8,535)	$—	$—	$—
Year Ended December 31, 2018
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$172	$(2)	$46	$—	$—	$(117)	$—	$—	$99
Total	172	(2)	46	—	—	(117)	—	—	99
Equity securities:
Common stocks	9,370	(548)	—	—	—	(227)	—	1	8,596
Preferred stocks	10,843	100	—	—		(6,998)	—	—	3,945
Total	20,213	(448)	—	—	—	(7,225)	—	1	12,541
Arbitrage trading account	—	(6)	—	—	11,523	(11)	—	5,802	17,308
Total	$20,385	$(456)	$46	$—	$11,523	$(7,353)	$—	$5,803	$29,948
Liabilities:
Trading account securities sold but not yet purchased	$—	$(67)	$—	$—	$860	$—	$—	$—	$793

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2019	2018
Net reserves at beginning of period	$10,248,883	$10,056,914
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,007,364	2,917,231
Increase in estimates for claims occurring in prior years (2) (3)	22,340	5,262
Loss reserve discount accretion	29,246	32,082
Total	3,058,950	2,954,575
Net payments for claims:
Current year	767,945	597,859
Prior years	1,907,979	2,106,394
Total	2,675,924	2,704,253
Foreign currency translation	(49,455)	(101,071)
Net reserves at end of period	10,582,454	10,206,165
Ceded reserves at end of period	1,814,501	1,665,997
Gross reserves at end of period	$12,396,955	$11,872,162

_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $15 million and $19 million for the nine months ended September 30, 2019 and 2018.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years increased by $12 million and decreased by $2 million for the nine months ended September 30, 2019 and 2018, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $17 million and $27 million for the nine months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2019, favorable prior year development (net of additional and return premiums) of $17.2 million included $18.2 million of favorable development for the Insurance segment, partially offset by $1.0 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on general liability, professional liability, and commercial auto liability business. The favorable workers’ compensation development was mainly attributable to accident years 2014 through 2018, and reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse general liability development was mainly related to accident years 2015 through 2017 and was driven by a higher than expected number of large losses being reported in the period. The adverse professional liability development was mainly from accident years 2013 through 2016 and was driven by an increased frequency of large losses relating to lawyers professional and directors and officers liability. The adverse commercial auto liability development was primarily related to accident years 2015 through 2018 (with most in 2018), and was driven by a higher than expected number of large losses.
The year to date development for the Reinsurance & Monoline Excess segment was not material.
During the nine months ended September 30, 2018, favorable prior year development (net of additional and return premiums) of $26.6 million included $22.9 million of favorable development for the Insurance segment and $3.7 million of favorable development for the Reinsurance & Monoline Excess segment. The favorable development for the Insurance segment was primarily attributable to the workers’ compensation business. The favorable workers’ compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). It also reflects claims management initiatives implemented during the past few years. The favorable development for the Reinsurance & Monoline Excess segment was primarily attributable to the excess workers’ compensation business.

(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$14,086,075	$14,100,741	$13,606,812	$13,619,620
Equity securities	443,654	443,654	279,006	279,006
Arbitrage trading account	641,993	641,993	452,548	452,548
Loans receivable	92,285	95,155	94,813	97,073
Cash and cash equivalents	812,550	812,550	817,602	817,602
Trading account receivables from brokers and clearing organizations	209,061	209,061	347,228	347,228
Liabilities:
Due to broker	75,207	75,207	20,144	20,144
Trading account securities sold but not yet purchased	68,976	68,976	38,120	38,120
Subordinated debentures	908,053	955,426	907,491	840,002
Senior notes and other debt	1,434,725	1,597,911	1,882,028	1,968,996

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
During third quarter of 2019, the Company repaid at maturity $441 million aggregate principal amount of senior notes.

(18) Reinsurance
The following is a summary of reinsurance financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2019	2018	2019	2018
Written premiums:
Direct	$1,853,881	$1,746,197	$5,566,728	$5,318,698
Assumed	239,169	181,587	662,412	536,582
Ceded	(343,144)	(303,570)	(1,026,169)	(941,624)
Total net premiums written	$1,749,906	$1,624,214	$5,202,971	$4,913,656

Earned premiums:
Direct	$1,797,726	$1,735,576	$5,294,773	$5,115,403
Assumed	209,094	177,996	595,946	547,372
Ceded	(330,010)	(310,087)	(974,212)	(910,828)
Total net premiums earned	$1,676,810	$1,603,485	$4,916,507	$4,751,947

Ceded losses and loss expenses incurred	$172,009	$186,538	$584,323	$586,607
Ceded commissions earned	$76,001	$68,938	$220,110	$201,216

The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of reserves for uncollectible reinsurance of $1 million as of both September 30, 2019 and December 31, 2018.

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $36 million and $26 million for the nine months ended September 30, 2019 and 2018, respectively. A summary of RSUs issued in the nine months ended September 30, 2019 and 2018 follows:

($ in thousands)	Units	Fair Value
2019	839,263	$59,435
2018	1,135,941	$57,796

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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019

(In thousands)
Leases:
Lease cost	$10,734	$32,969
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,241	$34,030
Right-of-use assets obtained in exchange for new lease liabilities	$23,211	$31,095

($ in thousands)	September 30, 2019
Right-of-use assets	$194,553
Lease liabilities	$226,291
Weighted-average remaining lease term	7.23 years
Weighted-average discount rate	5.97%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	September 30, 2019
Contractual Maturities:
2019	$12,982
2020	44,692
2021	43,117
2022	37,931
2023	34,299
Thereafter	103,569
Total undiscounted future minimum lease payments	276,590
Less: Discount impact	(50,299)
Total lease liability	$226,291

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2019
Insurance	$1,493,854	$99,628	$11,611	$1,605,093	$202,390	$162,994
Reinsurance & Monoline Excess	182,956	43,768	—	226,724	46,863	38,240
Corporate, other and eliminations (3)	—	18,296	114,138	132,434	(47,736)	(37,184)
Net realized and unrealized gains on investments	—	—	1,465	1,465	1,465	1,158
Total	$1,676,810	$161,692	$127,214	$1,965,716	$202,982	$165,208
Three months ended September 30, 2018
Insurance	$1,447,628	$124,774	$19,447	$1,591,849	$193,588	$152,396
Reinsurance & Monoline Excess	155,857	45,371	—	201,228	48,060	37,742
Corporate, other and eliminations (3)	—	15,979	106,512	122,491	(54,759)	(45,862)
Net realized and unrealized gains on investments	—	—	22,334	22,334	22,334	17,644
Total	$1,603,485	$186,124	$148,293	$1,937,902	$209,223	$161,920
Nine months ended September 30, 2019
Insurance	$4,396,071	$332,072	$38,542	$4,766,685	$612,777	$488,228
Reinsurance & Monoline Excess	520,436	127,791	—	648,227	144,353	115,630
Corporate, other and eliminations (3)	—	48,416	319,103	367,519	(194,664)	(154,736)
Net realized and unrealized gains on investments	—	—	143,691	143,691	143,691	113,516
Total	$4,916,507	$508,279	$501,336	$5,926,122	$706,157	$562,638
Nine months ended September 30, 2018
Insurance	$4,254,497	$332,814	$57,123	$4,644,434	$555,697	$438,822
Reinsurance & Monoline Excess	497,450	134,299	—	631,749	148,926	117,580
Corporate, other and eliminations (3)	—	47,306	276,148	323,454	(195,597)	(158,949)
Net realized and unrealized gains on investments	—	—	140,429	140,429	140,429	110,939
Total	$4,751,947	$514,419	$473,700	$5,740,066	$649,455	$508,392
_________________
(1)Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2)Revenues for Insurance from foreign countries for the three months ended September 30, 2019 and 2018 were $185 million and $176 million, and for the nine months ended September 30, 2019 and 2018 were both $535 million. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended September 30, 2019 and 2018 were $65 million and $51 million, and for the nine months ended September 30, 2019 and 2018 were $186 million and $163 million, respectively.

(3)	Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	September 30, 2019	December 31, 2018
Insurance	$19,778,100	$18,214,293
Reinsurance & Monoline Excess	4,615,591	4,371,151
Corporate, other and eliminations	1,824,820	2,310,533
Consolidated	$26,218,511	$24,895,977

Net premiums earned by major line of business are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2019	2018	2019	2018
Insurance:
Other liability	$527,253	$482,254	$1,523,534	$1,421,144
Workers’ compensation	321,872	337,969	979,059	999,943
Short-tail lines (1)	310,423	299,780	905,365	883,127
Commercial automobile	191,136	185,069	560,340	536,079
Professional liability	143,170	142,556	427,773	414,204
Total Insurance	1,493,854	1,447,628	4,396,071	4,254,497

Reinsurance & Monoline Excess:
Casualty reinsurance	106,532	87,039	292,471	264,450
Monoline excess (2)	40,639	41,029	119,020	122,506
Property reinsurance	35,785	27,789	108,945	110,494
Total Reinsurance & Monoline Excess	182,956	155,857	520,436	497,450

Total	$1,676,810	$1,603,485	$4,916,507	$4,751,947

______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2019 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities; the impact of climate change, which may increase the frequency and severity of catastrophe events; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA"), and TRIPRA's potential expiration; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

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
Our net reserves for losses and loss expenses of approximately $10.6 billion as of September 30, 2019 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $2.5 billion, or 24%, of the Company’s net loss reserves as of September 30, 2019 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2019	December 31, 2018
Insurance	$8,091,552	$7,727,447
Reinsurance & Monoline Excess	2,490,902	2,521,436
Net reserves for losses and loss expenses	10,582,454	10,248,883
Ceded reserves for losses and loss expenses	1,814,501	1,717,565
Gross reserves for losses and loss expenses	$12,396,955	$11,966,448
Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2019
Other liability	$1,404,319	$2,451,678	$3,855,997
Workers’ compensation (1)	936,879	972,920	1,909,799
Professional liability	379,885	688,957	1,068,842
Commercial automobile	402,716	303,983	706,699
Short-tail lines (2)	274,614	275,601	550,215
Total Insurance	3,398,413	4,693,139	8,091,552
Reinsurance & Monoline Excess (1) (3)	1,459,545	1,031,357	2,490,902
Total	$4,857,958	$5,724,496	$10,582,454

December 31, 2018
Other liability	$1,307,068	$2,329,659	$3,636,727
Workers’ compensation (1)	962,664	955,711	1,918,375
Professional liability	306,018	659,596	965,614
Commercial automobile	365,253	290,217	655,470
Short-tail lines (2)	294,122	257,139	551,261
Total Insurance	3,235,125	4,492,322	7,727,447
Reinsurance & Monoline Excess (1) (3)	1,479,604	1,041,832	2,521,436
Total	$4,714,729	$5,534,154	$10,248,883
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $539 million and $563 million as of September 30, 2019 and December 31, 2018, respectively.
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

Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Net increase in prior year loss reserves	$(22,340)	$(5,262)
Increase in prior year earned premiums	39,567	31,880
Net favorable prior year development	$17,227	$26,618
During the nine months ended September 30, 2019, favorable prior year development (net of additional and return premiums) of $17.2 million included $18.2 million of favorable development for the Insurance segment, partially offset by $1.0 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on general liability, professional liability, and commercial auto liability business. The favorable workers’ compensation development was mainly attributable to accident years 2014 through 2018, and reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse general liability development was mainly related to accident years 2015 through 2017 and was driven by a higher than expected number of large losses being reported in the period. The adverse professional liability development was mainly from accident years 2013 through 2016 and was driven by an increased frequency of large losses relating to lawyers professional and directors and officers liability. The adverse commercial auto liability development was primarily related to accident years 2015 through 2018 (with most in 2018), and was driven by a higher than expected number of large losses.
The year to date development for the Reinsurance & Monoline Excess segment was not material.
During the nine months ended September 30, 2018, favorable prior year development (net of additional and return premiums) of $26.6 million included $22.9 million of favorable development for the Insurance segment and $3.7 million of favorable development for the Reinsurance & Monoline Excess segment. The favorable development for the Insurance segment was primarily attributable to the workers’ compensation business. The favorable workers’ compensation development was spread across many accident years, including prior to 2008, but was most significant in accident years 2015 through 2017. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). It also reflects claims management initiatives implemented during the past few years. The favorable development for the Reinsurance & Monoline Excess segment was primarily attributable to the excess workers’ compensation business.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,745 million and $1,793 million at September 30, 2019 and December 31, 2018, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $539 million and $563 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.7%.
Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2019) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2019), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $39 million at September 30, 2019 and $41 million at

December 31, 2018. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
The following table provides a summary of fixed maturity securities in an unrealized loss position as of September 30, 2019:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Unrealized loss less than 20% of amortized cost	454	$2,831,246	$44,440
Unrealized loss of 20% or greater of amortized cost:
Less than twelve months	18	17,577	24,488
Twelve months and longer	12	53,576	56,169
Total	484	$2,902,399	$125,097
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2019 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	21	$78,110	$78,281
Corporate	12	32,900	5,606
Asset-backed securities	6	1,311	192
Mortgage-backed securities	4	290	10
Total	43	$112,611	$84,089

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
Loans Receivable – The Company monitors the performance of its loans receivable, including current market conditions for each loan and the ability to collect principal and interest. For loans where the Company determines it is probable that the contractual terms will not be met, an analysis is performed and a valuation reserve is established, if necessary, with a charge to earnings. Loans receivable are reported net of a valuation reserve of $2 million and $3 million as of September 30, 2019 and December 31, 2018, respectively.
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
The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2019:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,810,022	98.6%
Syndicate manager	35,091	0.3
Directly by the Company based on:
Observable data	162,462	1.1
Total	$14,007,575	100.0%

Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2019, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2019 and 2018
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2019 and 2018. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2019	2018
Insurance:
Gross premiums written	$5,565,862	$5,298,564
Net premiums written	4,601,077	4,420,019
Net premiums earned	4,396,071	4,254,497
Loss ratio	62.3%	62.3%
Expense ratio	31.3%	32.6%
GAAP combined ratio	93.6%	94.9%
Reinsurance & Monoline Excess:
Gross premiums written	$663,279	$556,716
Net premiums written	601,894	493,637
Net premiums earned	520,436	497,450
Loss ratio	61.6%	60.9%
Expense ratio	35.2%	36.2%
GAAP combined ratio	96.8%	97.1%
Consolidated:
Gross premiums written	$6,229,141	$5,855,280
Net premiums written	5,202,971	4,913,656
Net premiums earned	4,916,507	4,751,947
Loss ratio	62.2%	62.2%
Expense ratio	31.7%	33.0%
GAAP combined ratio	93.9%	95.2%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2019 and 2018:

(In thousands, except per share data)	2019	2018
Net income to common stockholders	$562,638	$508,392
Weighted average diluted shares	193,557	192,606
Net income per diluted share	$2.91	$2.64
The Company reported net income to common stockholders of $563 million in 2019 compared to $508 million in 2018. The 11% increase in net income was primarily due to an after-tax increase in underwriting income of $53 million, a decrease of $6 million in tax expense, an after-tax increase in foreign currency gains of $6 million, an after-tax increase in net investment gains of $3 million, an increase of $3 million in income from minority interest and an after-tax increase of $2 million in other income, partially offset by an after-tax increase in corporate expenses of $5 million, an after-tax decrease in net investment income of $5 million, an after-tax decrease in profit from insurance service businesses of $5 million and an after-tax increase in interest expense of $3 million. The number of weighted average diluted shares slightly increased for the nine months ended September 30, 2019 and 2018 mainly due to shares granted through an equity compensation based plan.
Premiums. Gross premiums written were $6,229 million in 2019, an increase of 6% from $5,855 million in 2018. The increase was due to a $267 million increase in the Insurance segment and an $107 million increase in the Reinsurance & Monoline Excess segment. Approximately 78.8% of policies expiring in 2019 were renewed, and 77.7% of policies expiring in 2018 were renewed.
Average renewal premium rates for insurance and facultative reinsurance increased 4.3% in 2019 when adjusted for changes in exposures, and increased 6.2% excluding workers' compensation.

A summary of gross premiums written in 2019 compared with 2018 by line of business within each business segment follows:

•
Insurance - gross premiums increased 5% to $5,566 million in 2019 from $5,299 million in 2018. Gross premiums increased $176 million (10%) for other liability, $105 million (17%) for professional liability, $57 million (5%) for short-tail lines and $28 million (4%) for commercial auto, and decreased $99 million (9%) for workers' compensation.

•
Reinsurance & Monoline Excess - gross premiums increased 19% to $663 million in 2019 from $557 million in 2018. Gross premiums increased $81 million (29%) for casualty reinsurance, $21 million (17%) for property reinsurance and $4 million (3%) for monoline excess.

Net premiums written were $5,203 million in 2019, an increase of 6% from $4,914 million in 2018. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2019 and 2018.
Premiums earned increased 3% to $4,917 million in 2019 from $4,752 million in 2018. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2019 are related to business written during both 2019 and 2018. Audit premiums were $149 million in both 2019 and 2018.
Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2019 and 2018:

	Amount		Average Annualized Yield
($ in thousands)	2019	2018	2019	2018
Fixed maturity securities, including cash and cash equivalents and loans receivable	$386,978	$384,748	3.5%	3.6%
Investment funds	77,284	94,075	7.5	10.3
Arbitrage trading account	26,184	21,156	8.0	4.4
Real estate	17,468	15,339	1.1	1.1
Equity securities	3,984	2,208	2.1	1.3
Gross investment income	511,898	517,526	3.6	3.8
Investment expenses	(3,619)	(3,107)	—	—
Total	$508,279	$514,419	3.5%	3.8%
Net investment income decreased 1% to $508 million in 2019 from $514 million in 2018 due primarily to a $17 million decrease in income from investment funds mainly due to decreased income from real estate and energy funds partially offset by an increase in income from other investment funds. The investment fund decrease was partly offset by a $5 million increase from the arbitrage trading account, a $2 million increase in fixed maturity securities, a $2 million increase from real estate and a $2 million increase from equity securities. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to react quickly to changes in the current environment. Average invested assets, at cost (including cash and cash equivalents), were $19.1 billion in 2019 and $18.3 billion in 2018.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $71 million in 2019 from $91 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018 and a reduction of assigned risk plan business.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $144 million in 2019 compared with $140 million in 2018. The gains of $144 million in 2019 reflect net realized gains on investment sales of $28 million and an increase in unrealized gains on equity securities of $116 million.

Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $283 million in 2019 and $242 million in 2018. The increase mainly relates to growth in revenues from the aviation-related businesses and the purchase of a promotional merchandise business in the second half of 2018.
Losses and Loss Expenses. Losses and loss expenses increased to $3,059 million in 2019 from $2,955 million in 2018. The consolidated loss ratio was 62.2% in both 2019 and 2018. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $70 million in 2019 and $60 million in 2018. Favorable prior year reserve development (net of premium offsets) was $17 million in 2019 and $27 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development was 61.2% in 2019 and 61.5% in 2018.
A summary of loss ratios in 2019 compared with 2018 by business segment follows:

•
Insurance - The loss ratio was 62.3% in both 2019 and 2018. Catastrophe losses were $54 million in 2019 compared with $49 million in 2018. Favorable prior year reserve development was $18 million in 2019 and $23 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.1 points to 61.5% in 2019 from 61.6% in 2018.

•
Reinsurance & Monoline Excess - The loss ratio was 61.6% in 2019 and 60.9% in 2018. Catastrophe losses were $16 million in 2019 compared with $11 million in 2018. Adverse prior year reserve development was $1 million in 2019 and favorable prior year reserve development was $4 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.2 points to 58.3% in 2019 from 59.5% in 2018.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2019	2018
Policy acquisition and insurance operating expenses	$1,560,350	$1,566,473
Insurance service expenses	77,513	90,970
Net foreign currency gains	(29,084)	(22,033)
Other costs and expenses	152,182	145,820
Total	$1,760,961	$1,781,230
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses decreased less than 1% and net premiums earned increased 3% from 2018. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 31.7% in 2019 and 33.0% in 2018. The improvement is primarily attributable to higher net premiums earned and lower expenses.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $78 million in 2019 from $91 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018 and a reduction of assigned risk plan business.
Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $29 million in 2019 compared to $22 million in 2018, mainly resulting from the continued strengthening of the U.S. dollar in relation to the Argentine Peso.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $152 million in 2019 from $146 million in 2018, primarily due to non-recurring performance-based compensation costs.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $280 million in 2019 compared to $238 million in 2018. The increase mainly relates to expenses from a promotional merchandise business purchased in the second half of 2018 and growth from the aviation-related businesses.

Interest Expense. Interest expense was $120 million in 2019 compared with $117 million in 2018. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $116 million, which was primarily attributable to a non-recourse mortgage loan on a real estate property in Florida. During third quarter of 2019, the Company repaid at maturity $441 million aggregate principal amount of senior notes.
Income Taxes. The effective income tax rate was 20.1% in 2019 and 21.0% in 2018. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt income, tax benefits related to equity-based compensation and tax on income from foreign jurisdictions with different tax rates.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $94 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended September 30, 2019 and 2018
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2019 and 2018. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2019	2018
Insurance:
Gross premiums written	$1,850,012	$1,740,318
Net premiums written	1,529,113	1,455,342
Net premiums earned	1,493,854	1,447,628
Loss ratio	61.8%	63.6%
Expense ratio	31.2%	32.0%
GAAP combined ratio	93.0%	95.6%
Reinsurance & Monoline Excess:
Gross premiums written	$243,038	$187,467
Net premiums written	220,793	168,872
Net premiums earned	182,956	155,857
Loss ratio	64.6%	62.1%
Expense ratio	33.7%	36.2%
GAAP combined ratio	98.3%	98.3%
Consolidated:
Gross premiums written	$2,093,050	$1,927,785
Net premiums written	1,749,906	1,624,214
Net premiums earned	1,676,810	1,603,485
Loss ratio	62.1%	63.5%
Expense ratio	31.5%	32.4%
GAAP combined ratio	93.6%	95.9%
Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2019 and 2018:

(In thousands, except per share data)	2019	2018
Net income to common stockholders	$165,208	$161,920
Weighted average diluted shares	193,589	192,842
Net income per diluted share	$0.85	$0.84
The Company reported net income to common stockholders of $165 million in 2019 compared to $162 million in 2018. The 2% increase in net income was primarily due to an after-tax increase in underwriting income of $33 million, a decrease in tax expense of $6 million, an after-tax increase in foreign currency gains of $4 million, an increase of $3 million in income from minority interest and an after-tax decrease in interest expense of $1 million, partially offset by an after-tax decrease in net investment income of $20 million mainly due to investment funds, an after-tax decrease in net investment gains of $17 million, an after-tax decrease in insurance service fee income of $5 million, an after-tax decrease in profits from non-insurance businesses of $1 million and an after-tax increase in corporate expenses of $1 million. The number of weighted average diluted shares slightly increased for the three months ended September 30, 2019 and 2018 mainly due to shares granted through an equity compensation based plan.
Premiums. Gross premiums written were $2,093 million in 2019, an increase of 9% from $1,928 million in 2018. The increase was due to an $110 million increase in the Insurance segment and a $55 million increase in the Reinsurance & Monoline Excess segment. Approximately 78.1% of policies expiring in 2019 were renewed, and 77.4% of policies expiring in 2018 were renewed.

Average renewal premium rates for insurance and facultative reinsurance increased 5.1% in 2019 when adjusted for changes in exposures, and increased 7.3% excluding workers' compensation.
A summary of gross premiums written in 2019 compared with 2018 by line of business within each business segment follows:

•
Insurance - gross premiums increased 6% to $1,850 million in 2019 from $1,740 million in 2018. Gross premiums increased $75 million (13%) for other liability, $37 million (17%) for professional liability, $26 million (6%) for short-tail lines, and $10 million (5%) for commercial auto, and decreased $38 million (11%) for workers' compensation.

•
Reinsurance & Monoline Excess - gross premiums increased 30% to $243 million in 2019 from $187 million in 2018. Gross premiums increased $40 million (41%) for casualty reinsurance, $13 million (35%) for property reinsurance and $3 million (6%) for monoline excess.

Net premiums written were $1,750 million in 2019, an increase of 8% from $1,624 million in 2018. Ceded reinsurance premiums as a percentage of gross written premiums were 16% in both 2019 and 2018.
Premiums earned increased 5% to $1,677 million in 2019 from $1,603 million in 2018. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2019 are related to business written during both 2019 and 2018. Audit premiums were $49 million in 2019 compared with $51 million in 2018.
Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2019 and 2018:

	Amount		Average Annualized Yield
($ in thousands)	2019	2018	2019	2018
Fixed maturity securities, including cash and cash equivalents and loans receivable	$125,957	$131,836	3.4%	3.6%
Investment funds	19,033	41,005	5.7	13.1
Arbitrage trading account	8,400	7,632	7.1	5.1
Real estate	7,987	5,597	1.5	1.2
Equity securities	1,392	1,004	2.1	1.7
Gross investment income	162,769	187,074	3.4	4.0
Investment expenses	(1,077)	(950)	—	—
Total	$161,692	$186,124	3.4%	4.0%
Net investment income decreased 13% to $162 million in 2019 from $186 million in 2018 due primarily to a $22 million decrease in income from investment funds partly attributable to real estate funds and a $6 million decrease in income from fixed maturity securities, partially offset by a $2 million increase in real estate and an $1 million increase in arbitrage trading account. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to react quickly to changes in the current environment. Average invested assets, at cost (including cash and cash equivalents), were $19.2 billion in 2019 and $18.5 billion in 2018.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $24 million in 2019 from $31 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018 and a reduction of assigned risk plan business.
Net Realized and Unrealized Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $1 million in 2019 compared with $22 million in 2018. The gains of $1 million in 2019 reflect net realized losses on investment sales of $3 million and an increase in unrealized gains on equity securities of $4 million.

Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $102 million in 2019 and $95 million in 2018. The increase mainly relates to revenues from a promotional merchandise business purchased in the second half of 2018.
Losses and Loss Expenses. Losses and loss expenses increased to $1,041 million in 2019 from $1,018 million in 2018. The consolidated loss ratio was 62.1% in 2019 and 63.5% in 2018. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $31 million in 2019 and $39 million in 2018. Favorable prior year reserve development (net of premium offsets) was $4 million in 2019 and $7 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development was 60.4% in 2019 and 61.5% in 2018.
A summary of loss ratios in 2019 compared with 2018 by business segment follows:

•
Insurance - The loss ratio was 61.8% in 2019 and 63.6% in 2018. Catastrophe losses were $15 million in 2019 compared with $29 million in 2018. Favorable prior year reserve development was $1 million in 2019 and $4 million in 2018. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.7 points to 60.9% in 2019 from 61.6% in 2018.

•
Reinsurance & Monoline Excess - The loss ratio was 64.6% in 2019 and 62.1% in 2018. Catastrophe losses were $16 million in 2019 compared with $10 million in 2018. Favorable prior year reserve development was $3 million in both 2019 and 2018. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.5 points to 57.3% in 2019 from 57.8% in 2018.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2019	2018
Policy acquisition and insurance operating expenses	$528,399	$519,380
Insurance service expenses	26,171	27,268
Net foreign currency gains	(22,590)	(17,267)
Other costs and expenses	49,065	48,267
Total	$581,045	$577,648
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 2% and net premiums earned increased 5% from 2018. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 31.5% in 2019 and 32.4% in 2018. The improvement is primarily attributable to higher net premiums earned and a reduction in certain operating expenses in relation to premium production.
Service expenses, which represent the costs associated with the fee-based businesses, decreased to $26 million in 2019 from $27 million in 2018. The decrease is primarily due to the sale of a third party administration business in third quarter of 2018 and a reduction of assigned risk plan business.
Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $23 million in 2019 compared to $17 million in 2018, mainly resulting from the continued strengthening of the U.S. dollar in relation to the Argentine peso.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $49 million in 2019 from $48 million in 2018.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $102 million in 2019 compared to $93 million in 2018. The increase mainly relates to expenses from a promotional merchandise business purchased in the second half of 2018.

Interest Expense. Interest expense was $38 million in 2019 compared with $40 million in 2018. In March 2018, the Company issued $175 million aggregate principal amount of 5.70% subordinated debentures due 2058, and in April 2018, the Company issued another $10 million principal amount of such debentures. Additionally in 2018, the Company issued subsidiary debt of $116 million, which was primarily attributable to a non-recourse mortgage loan on a real estate property in Florida. During third quarter of 2019, the Company repaid at maturity $441 million aggregate principal amount of senior notes.
Income Taxes. The effective income tax rate was 18.6% in 2019 and 21.4% in 2018. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt income, tax benefits related to equity-based compensation and tax on income from foreign jurisdictions with different tax rates.
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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.8 years at both September 30, 2019 and December 31, 2018. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2019 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$816,114	4.1%
State and municipal:
Special revenue	2,457,938	12.6
Local general obligation	466,969	2.4
State general obligation	404,875	2.1
Pre-refunded (1)	305,546	1.6
Corporate backed	250,980	1.3
Total state and municipal	3,886,308	20.0
Mortgage-backed securities:
Agency	912,782	4.7
Residential-Prime	408,412	2.1
Commercial	363,075	1.9
Residential-Alt A	34,892	0.2
Total mortgage-backed securities	1,719,161	8.9
Asset-backed securities	2,748,256	14.2
Corporate:
Industrial	2,365,523	12.2
Financial	1,427,591	7.4
Utilities	322,060	1.7
Other	21,094	0.1
Total corporate	4,136,268	21.4
Foreign government and foreign government agencies	779,968	4.0
Total fixed maturity securities	14,086,075	72.6
Equity securities:
Preferred stocks	295,593	1.5
Common stocks	148,061	0.8
Total equity securities	443,654	2.3
Real estate	2,102,391	10.8
Investment funds	1,227,298	6.3
Cash and cash equivalents	812,550	4.2
Arbitrage trading account	641,993	3.3
Loans receivable	92,285	0.5
Total investments	$19,406,246	100.0%
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
Investment Funds. At September 30, 2019, the carrying value of investment funds was $1,227 million, including investments in real estate funds of $437 million, financial services funds of $283 million, energy funds of $173 million, transportation funds of $146 million and other funds of $188 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2019, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, and an office building in London. In addition, there is a mixed-use project in Washington D.C. under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, had an aggregate cost of $92 million and an aggregate fair value of $95 million at September 30, 2019. The amortized cost of loans receivable is net of a valuation allowance of $2 million as of September 30, 2019. Loans receivable include real estate loans of $59 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $33 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.8 years at both September 30, 2019 and December 31, 2018.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities was $795 million in the first nine months of 2019 as compared to $343 million from operating activities in the first nine months of 2018. The increase is primarily due to an increase in net premium receipts and reduced loss and loss expense payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 77% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2019. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
Debt. At September 30, 2019, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,343 million and a face amount of $2,378 million. During third quarter of 2019, the Company repaid at maturity $441 million aggregate principal amount of senior notes. The maturities of the outstanding debt are $3 million in 2019, $310 million in 2020, $1 million in 2021, $427 million in 2022, $102 million in 2028, $250 million in 2037, $350 million in 2044, $350 million in 2053, $400 million in 2056, and $185 million in 2058.
Equity. At September 30, 2019, total common stockholders’ equity was $6.1 billion, common shares outstanding were 183,674,147 and stockholders’ equity per outstanding share was $32.97. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $8.4 billion at September 30, 2019. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 28% at September 30, 2019 and 34% at December 31, 2018.

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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's annual report on From 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares during the nine months ended September 30, 2019, and accordingly the number of shares authorized for purchase by the Company remains 13,367,095.

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

W. R. BERKLEY CORPORATION
Date:	November 7, 2019	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 7, 2019	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President Chief Financial Officer and Treasurer