Form 10-Q
period 2020-03-31
BERKLEY W R CORP
filed 2020-05-04
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

None
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title	Trading Symbol	Name

Common Stock, par value $.20 per share	WRB	New York Stock Exchange
5.625% Subordinated Debentures due 2053	WRB-PB	New York Stock Exchange
5.90% Subordinated Debentures due 2056	WRB-PC	New York Stock Exchange
5.75% Subordinated Debentures due 2056	WRB-PD	New York Stock Exchange
5.70% Subordinated Debentures due 2058	WRB-PE	New York Stock Exchange
5.10% Subordinated Debentures due 2059	WRB-PF	New York Stock Exchange
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

1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of April 30, 2020: 178,724,311

2

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
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $13,818,447 and $13,976,647; allowance for expected credit losses of $67,463 at March 31, 2020)	$13,666,067	$14,180,961
Real estate	2,084,387	2,105,950
Investment funds	1,178,858	1,213,535
Arbitrage trading account	666,829	400,809
Equity securities	356,102	480,620
Loans receivable (net of allowance for expected credit losses of $3,928 at March 31, 2020)	87,058	91,799
Total investments	18,039,301	18,473,674
Cash and cash equivalents	965,012	1,023,710
Premiums and fees receivable (net of allowance for expected credit losses of $21,524 at March 31, 2020)	2,075,685	1,997,186
Due from reinsurers (net of allowance for expected credit losses of $6,800 at March 31, 2020)	2,178,092	2,133,683
Deferred policy acquisition costs	542,013	517,364
Prepaid reinsurance premiums	576,646	567,595
Trading account receivables from brokers and clearing organizations	132,928	423,543
Property, furniture and equipment	422,012	422,091
Goodwill	169,652	169,652
Accrued investment income	140,843	138,789
Federal and foreign income taxes	83,677	—
Other assets	764,068	762,743
Total assets	$26,089,929	$26,630,030

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$12,732,515	$12,583,249
Unearned premiums	3,800,642	3,656,507
Due to reinsurers	368,724	360,314
Trading account securities sold but not yet purchased	14,003	36,143
Federal and foreign income taxes	—	4,308
Other liabilities	1,005,433	1,244,888
Senior notes and other debt	1,432,117	1,427,575
Subordinated debentures	1,198,951	1,198,704
Total liabilities	20,552,385	20,511,688
Equity:
Preferred stock, par value $.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.20 per share:
Authorized 500,000,000 shares, issued and outstanding, net of treasury shares, 179,836,714 and 183,411,907 shares, respectively	70,535	70,535
Additional paid-in capital	1,063,084	1,056,042
Retained earnings	7,877,371	7,932,372
Accumulated other comprehensive loss	(589,521)	(257,299)
Treasury stock, at cost, 172,840,050 and 169,264,857 shares, respectively	(2,927,994)	(2,726,711)
Total stockholders’ equity	5,493,475	6,074,939
Noncontrolling interests	44,069	43,403
Total equity	5,537,544	6,118,342
Total liabilities and equity	$26,089,929	$26,630,030
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended March 31,

	2020	2019
REVENUES:
Net premiums written	$1,845,846	$1,709,601
Change in net unearned premiums	(154,428)	(116,745)
Net premiums earned	1,691,418	1,592,856
Net investment income	174,763	158,254
Net investment (losses) gains:
Net realized and unrealized (losses) gains on investments	(143,285)	68,653
Change in allowance for expected credit losses on investments	(33,889)	—
Net investment (losses) gains	(177,174)	68,653
Revenues from non-insurance businesses	93,729	91,827
Insurance service fees	25,751	25,312
Other income	2,123	120
Total revenues	1,810,610	1,937,022
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,107,253	988,650
Other operating costs and expenses	578,334	588,087
Expenses from non-insurance businesses	94,757	90,125
Interest expense	36,734	40,721
Total operating costs and expenses	1,817,078	1,707,583
(Loss) income before income taxes	(6,468)	229,439
Income tax benefit (expense)	2,942	(47,825)
Net (loss) income before noncontrolling interests	(3,526)	181,614
Noncontrolling interests	(892)	(892)
Net (loss) income to common stockholders	$(4,418)	$180,722

NET (LOSS) INCOME PER SHARE:
Basic	$(0.02)	$0.95
Diluted	$(0.02)	$0.94

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2020	2019
Net (loss) income before noncontrolling interests	$(3,526)	$181,614
Other comprehensive (loss) income:
Change in unrealized currency translation adjustments	(98,194)	19,760
Change in unrealized investment (losses) gains, net of taxes	(258,981)	125,774
Other comprehensive (loss) income	(357,175)	145,534
Comprehensive (loss) income	(360,701)	327,148
Noncontrolling interests	(893)	(845)
Comprehensive (loss) income to common stockholders	$(361,594)	$326,303

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2020	2019
COMMON STOCK:
Beginning and end of period	$70,535	$70,535
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,056,042	$1,039,633
Restricted stock units issued	(4,590)	(455)
Restricted stock units expensed	11,632	14,194
End of period	$1,063,084	$1,053,372
RETAINED EARNINGS:
Beginning of period	$7,932,372	$7,558,619
Cumulative effect adjustment resulting from changes in accounting principles	(30,514)	—
Net (loss) income to common stockholders	(4,418)	180,722
Dividends ($0.11 and $0.10 per share, respectively)	(20,069)	(18,302)
End of period	$7,877,371	$7,721,039
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment (losses) gains:
Beginning of period	$124,514	$(91,491)
Cumulative effect adjustment resulting from changes in accounting principles	24,952	—
Change in unrealized (losses) gains on securities without an allowance for expected credit losses	(260,521)	125,796
Change in unrealized gains (losses) on securities with an allowance for expected credit losses	1,541	(69)
End of period	(109,514)	34,236
Currency translation adjustments:
Beginning of period	(381,813)	(418,979)
Net change in period	(98,194)	19,760
End of period	(480,007)	(399,219)
Total accumulated other comprehensive loss	$(589,521)	$(364,983)
TREASURY STOCK:
Beginning of period	$(2,726,711)	$(2,720,466)
Stock exercised/vested	1,338	455
Stock repurchased	(202,621)	—
End of period	$(2,927,994)	$(2,720,011)
NONCONTROLLING INTERESTS:
Beginning of period	$43,403	$41,947
(Distributions) contributions	(227)	52
Net income	892	892
Other comprehensive income (loss), net of tax	1	(47)
End of period	$44,069	$42,844
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,

	2020	2019
CASH FROM OPERATING ACTIVITIES:
Net (loss) income to common stockholders	$(4,418)	$180,722
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Net investment losses (gains)	177,174	(68,653)
Depreciation and amortization	25,063	27,424
Noncontrolling interests	892	892
Investment funds	(40,576)	(11,411)
Stock incentive plans	11,683	14,828
Change in:
Arbitrage trading account	2,455	(7,753)
Premiums and fees receivable	(97,169)	(156,450)
Reinsurance accounts	(43,104)	(20,272)
Deferred policy acquisition costs	(26,139)	(17,732)
Income taxes	(12,500)	36,180
Reserves for losses and loss expenses	200,294	119,780
Unearned premiums	163,793	135,184
Other	(204,878)	(154,409)
Net cash from operating activities	152,570	78,330
CASH FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	1,574,232	973,626
Proceeds from sale of equity securities	5,311	37,762
Distributions from (contributions to) investment funds	99,194	(13,874)
Proceeds from maturities and prepayments of fixed maturity securities	1,055,722	686,795
Purchase of fixed maturity securities	(2,598,076)	(1,528,267)
Purchase of equity securities	(35,260)	(35,314)
Real estate purchased	(24,249)	(52,901)
Change in loans receivable	2,877	(726)
Net purchases of property, furniture and equipment	(14,637)	(3,299)
Change in balances due to security brokers	(34,378)	(22,011)
Other	86	—
Net cash from investing activities	30,822	41,791
CASH USED IN FINANCING ACTIVITIES:
Net payments for stock options exercised	(3,321)	—
Net proceeds from issuance of debt	4,259	—
Cash dividends to common stockholders	(20,069)	—
Purchase of common treasury shares	(202,621)	—
Other, net	(204)	(976)
Net cash used in financing activities	(221,956)	(976)
Net impact on cash due to change in foreign exchange rates	(20,134)	681
Net change in cash and cash equivalents	(58,698)	119,826
Cash and cash equivalents at beginning of year	1,023,710	817,602
Cash and cash equivalents at end of period	$965,012	$937,428
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”) have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective tax rate for the quarter differs from the U.S. federal income tax rate of 21% principally because of tax-exempt investment income, tax benefits related to equity-based compensation, and tax on income from foreign jurisdictions with different tax rates.

(2) Per Share Data
The Company presents both basic and diluted net (loss) income per share (“EPS”) amounts. Basic EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period (including 7,575,168 and 7,389,781 common shares held in a grantor trust as of March 31, 2020 and 2019, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the period ended March 31, 2020, diluted shares have been reduced by 2.0 million to reflect the anti-dilutive effect of common equivalent shares.
The weighted average number of common shares used in the computation of basic and diluted (losses) earnings per share was as follows:

	For the Three Months Ended March 31,

(In thousands)	2020	2019
Basic	190,287	190,400
Diluted	190,287	192,669

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, which amended the accounting guidance for credit losses on financial instruments. The updated guidance amended the current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. This guidance also applies a new current expected credit loss model for determining credit-related impairments for financial instruments measured at amortized cost, such as reinsurance recoverables. The updated guidance was effective for reporting periods beginning after December 15, 2019.
The adoption of this guidance on January 1, 2020 resulted in the recognition of an allowance for expected credit loss in connection with operating assets (premiums and fees receivable and due from reinsurers) of $5.7 million (net of tax) and a corresponding cumulative effect adjustment that decreased common stockholders' equity. Certain investments (primarily fixed maturity securities available for sale) established an allowance for expected credit loss of $24.8 million (net of tax), with a cumulative effect adjustment decreasing retained earnings by $24.8 million (net of tax) and increasing accumulated other comprehensive (loss) income ("AOCI") by $25.0 million (net of tax), resulting in $0.2 million net impact to total common stockholders' equity.
All other accounting and reporting standards that have become effective in 2020 were either not applicable to the Company or their adoption did not have a material impact on the Company.
Accounting and reporting standards that are not yet effective:
All recently issued but not yet effective accounting and reporting standards are either not applicable to the Company or are not expected to have a material impact on the Company.
Accounting policies:
The following accounting policies have been updated to reflect the Company's adoption of Financial Instruments - Credit Losses as described above.
Revenue recognition (related to premiums and fees receivable)
Insurance premiums are recognized as written at the inception of the policy. Reinsurance premiums are estimated based upon information received from ceding companies, and subsequent differences from such estimates are recorded in the period they are determined. Insurance and reinsurance premiums are primarily earned on a pro rata basis over the policy term. Fees for services are earned over the period that the services are provided. Premiums and fees receivable are reported net of an allowance for expected credit losses with the allowance being estimated based on current and future expected conditions, historical loss data and specific identification of collectability concerns where applicable. Changes in the allowance are reported within other operating costs and expenses.
Reinsurance ceded (related to due from reinsurers)
The unearned portion of premiums ceded to reinsurers is reported as prepaid reinsurance premiums and earned ratably over the policy term. The estimated amounts of reinsurance recoverable on unpaid losses are reported as due from reinsurers. To the extent any reinsurer does not meet its obligations under reinsurance agreements, the Company must discharge its liability. Amounts due from reinsurers are reflected net of funds held where the right of offset is present. The Company has provided an allowance for expected credit losses for estimated uncollectible reinsurance. The allowance is estimated based on the composition of the recoverable balance, considering reinsurer credit ratings, collateral received from financial institutions and funds withheld arrangements, length of collection periods, probability of default methodology, and specific identification of collectability concerns. Changes in the allowance are reported within losses and loss expenses.
Investments
For available for sale securities in an unrealized loss position where the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery in value, the amortized cost basis is written down to fair value through net investment (losses) gains. For available for sale securities in an unrealized loss position where the Company does not intend to sell, or it is more likely than not that it will not be required to sell the security before recovery in value, the Company evaluates whether the decline in fair value has resulted from credit losses or all other factors (non-credit factors). In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for expected credit losses is recorded for the credit loss through net investment (losses) gains, limited by the amount that the fair value is less than the amortized cost basis. The allowance is adjusted for any change in expected credit losses and subsequent recoveries through net investment (losses) gains. The impairment related to non-credit factors is recognized in other comprehensive income.
For financial assets carried at amortized cost, which includes held to maturity securities and loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment (losses) gains.

The Company’s credit assessment of allowance for expected credit losses uses a third party model for available for sale and held to maturity securities, as well as loans receivable. The allowance for expected credit losses is generally based on the performance of the underlying collateral under various economic and default scenarios that involve subjective judgments and estimates by management. Modeling these securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, if any, the ability of the issuer to make scheduled payments, historical performance and other relevant economic and performance factors. A discounted cash flow analysis is used to ascertain the amount of the allowance for expected credit losses, if any.  In general, the model reverts to the rating-level long-term average marginal default rates based on 10 years of historical data, beyond the forecast period. For other inputs, the model in most cases reverts to the baseline long-term assumptions linearly over 5 years beyond the forecast period. The long-term assumptions are based on the historical averages.
The Company reports accrued investment income separately from fixed maturity securities, and has elected not to measure an allowance for expected credit losses for accrued investment income. Accrued investment income is written off through net investment income at the time the issuer of the bond defaults or is expected to default on payments.

(4) Consolidated Statements of Comprehensive (Loss) Income

The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment (Losses) Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the three months ended March 31, 2020
Changes in AOCI
Beginning of period	$124,514		$(381,813)	$(257,299)
Cumulative effect adjustment resulting from changes in accounting principles	24,952		—	24,952
Restated beginning of period	149,466		(381,813)	(232,347)
Other comprehensive loss before reclassifications	(298,531)		(98,194)	(396,725)
Amounts reclassified from AOCI	39,550		—	39,550
Other comprehensive loss	(258,981)		(98,194)	(357,175)
Unrealized investment losses related to noncontrolling interest	1		—	1
Ending balance	$(109,514)		$(480,007)	$(589,521)
Amounts reclassified from AOCI
Pre-tax	$50,063	(1)	$—	$50,063
Tax effect	(10,513)	(2)	—	(10,513)
After-tax amounts reclassified	$39,550		$—	$39,550
Other comprehensive loss
Pre-tax	$(332,850)		$(98,194)	$(431,044)
Tax effect	73,869		—	73,869
Other comprehensive loss	$(258,981)		$(98,194)	$(357,175)

As of and for the three months ended March 31, 2019
Changes in AOCI
Beginning of period	$(91,491)		$(418,979)	$(510,470)
Other comprehensive income before reclassifications	127,139		19,760	146,899
Amounts reclassified from AOCI	(1,365)		—	(1,365)
Other comprehensive income	125,774		19,760	145,534
Unrealized investment gain related to noncontrolling interest	(47)		—	(47)
Ending balance	$34,236		$(399,219)	$(364,983)
Amounts reclassified from AOCI
Pre-tax	$(1,728)	(1)	$—	$(1,728)
Tax effect	363	(2)	—	363
After-tax amounts reclassified	$(1,365)		$—	$(1,365)
Other comprehensive income
Pre-tax	$169,260		$19,760	$189,020
Tax effect	(43,486)		—	(43,486)
Other comprehensive income	$125,774		$19,760	$145,534
_________________________
(1) Net investment (losses) gains in the consolidated statements of income.
(2) Income tax benefit (expense) in the consolidated statements of income.

(5) Statements of Cash Flows
Interest payments were $54,582,000 and $62,981,000 for the three months ended March 31, 2020 and 2019, respectively. No income taxes were paid during such periods.

(6) Investments in Fixed Maturity Securities
At March 31, 2020 and December 31, 2019, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
March 31, 2020
Held to maturity:
State and municipal	$70,971	$(107)	$11,516	$—	$82,380	$70,864
Residential mortgage-backed	7,888	—	808	—	8,696	7,888
Total held to maturity	78,859	(107)	12,324	—	91,076	78,752
Available for sale:
U.S. government and government agency	715,890	—	23,830	(58)	739,662	739,662
State and municipal:
Special revenue	2,283,655	—	53,529	(9,043)	2,328,141	2,328,141
State general obligation	365,109	—	22,440	(1,592)	385,957	385,957
Pre-refunded	311,077	—	18,281	(128)	329,230	329,230
Corporate backed	254,887	—	4,880	(1,705)	258,062	258,062
Local general obligation	412,291	—	34,985	(511)	446,765	446,765
Total state and municipal	3,627,019	—	134,115	(12,979)	3,748,155	3,748,155
Mortgage-backed securities:
Residential	1,169,144	—	26,039	(15,480)	1,179,703	1,179,703
Commercial	284,584	—	841	(9,688)	275,737	275,737
Total mortgage-backed securities	1,453,728	—	26,880	(25,168)	1,455,440	1,455,440
Asset-backed	3,123,627	—	2,415	(187,990)	2,938,052	2,938,052
Corporate:
Industrial	2,175,423	(3,513)	42,215	(62,365)	2,151,760	2,151,760
Financial	1,482,371	(2,923)	16,083	(28,128)	1,467,403	1,467,403
Utilities	327,101	—	9,315	(1,838)	334,578	334,578
Other	24,560	—	230	(14)	24,776	24,776
Total corporate	4,009,455	(6,436)	67,843	(92,345)	3,978,517	3,978,517
Foreign government	809,869	(60,920)	21,377	(42,837)	727,489	727,489
Total available for sale	13,739,588	(67,356)	276,460	(361,377)	13,587,315	13,587,315
Total investments in fixed maturity securities	$13,818,447	$(67,463)	$288,784	$(361,377)	$13,678,391	$13,666,067
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses, excluding the cumulative effect adjustment resulting from changes in accounting principles, is recognized in the consolidated statements of (loss) income. Amount excludes unrealized losses relating to non-credit factors.

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
December 31, 2019
Held to maturity:
State and municipal	$70,312	$13,000	$—	$83,312	$70,312
Residential mortgage-backed	8,371	994	—	9,365	8,371
Total held to maturity	78,683	13,994	—	92,677	78,683
Available for sale:
U.S. government and government agency	775,157	13,249	(1,475)	786,931	786,931
State and municipal:
Special revenue	2,343,209	64,586	(4,152)	2,403,643	2,403,643
State general obligation	359,298	22,074	(97)	381,275	381,275
Pre-refunded	364,571	20,342	(128)	384,785	384,785
Corporate backed	255,230	7,232	(903)	261,559	261,559
Local general obligation	432,333	32,684	(647)	464,370	464,370
Total state and municipal	3,754,641	146,918	(5,927)	3,895,632	3,895,632
Mortgage-backed securities:
Residential	1,298,145	23,230	(5,155)	1,316,220	1,316,220
Commercial	304,506	5,214	(346)	309,374	309,374
Total mortgage-backed securities	1,602,651	28,444	(5,501)	1,625,594	1,625,594
Asset-backed	2,802,588	9,532	(21,490)	2,790,630	2,790,630
Corporate:
Industrial	2,260,073	72,900	(3,800)	2,329,173	2,329,173
Financial	1,447,589	37,681	(4,118)	1,481,152	1,481,152
Utilities	325,762	15,281	(402)	340,641	340,641
Other	5,219	230	—	5,449	5,449
Total corporate	4,038,643	126,092	(8,320)	4,156,415	4,156,415
Foreign government	924,284	16,465	(93,673)	847,076	847,076
Total available for sale	13,897,964	340,700	(136,386)	14,102,278	14,102,278
Total investments in fixed maturity securities	$13,976,647	$354,694	$(136,386)	$14,194,955	$14,180,961

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the period ended March 31, 2020:

State and Municipal
(In thousands)
Allowance for expected credit losses at January 1, 2020	$—
Cumulative effect adjustment resulting from changes in accounting principles	69
Provision for expected credit losses	38
Allowance for expected credit losses at March 31, 2020	$107

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the period ended March 31, 2020:

	Foreign Government	Corporate	Total
(In thousands)
Allowance for expected credit losses at January 1, 2020	$—	$—	$—
Cumulative effect adjustment resulting from changes in accounting principles	35,645	—	35,645
Expected credit losses on securities for which credit losses were not previously recorded	12,494	6,436	18,930
Expected credit losses on securities for which credit losses were previously recorded	16,369	—	16,369
Reduction due to disposals	(3,588)	—	(3,588)
Allowance for expected credit losses at March 31, 2020	$60,920	$6,436	$67,356

During the three months ended March 31, 2020, the Company increased the allowance for expected credit losses utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to the negative impact to the financial markets caused by COVID-19. As a result, the Company recognized an initial allowance for expected credit losses on securities that previously did not have an allowance, and increased the allowance for expected credit losses on existing securities due to higher default rate and lower recovery rate assumptions.
The amortized cost and fair value of fixed maturity securities at March 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$867,594	$845,806
Due after one year through five years	4,927,863	4,921,159
Due after five years through ten years	3,366,555	3,369,995
Due after ten years	3,194,713	3,077,295
Mortgage-backed securities	1,461,616	1,464,136
Total	$13,818,341	$13,678,391

____________
(1) Amortized cost includes the allowance for expected credit losses of $107 thousand related to held to maturity securities.
At March 31, 2020 and December 31, 2019, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
At March 31, 2020 and December 31, 2019, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
March 31, 2020
Common stocks	$200,427	$6,718	$(60,487)	$146,658	$146,658
Preferred stocks	174,621	45,516	(10,693)	209,444	209,444
Total	$375,048	$52,234	$(71,180)	$356,102	$356,102

December 31, 2019
Common stocks	$175,928	$16,967	$(26,090)	$166,805	$166,805
Preferred stocks	169,171	148,243	(3,599)	313,815	313,815
Total	$345,099	$165,210	$(29,689)	$480,620	$480,620

(8) Arbitrage Trading Account
At March 31, 2020 and December 31, 2019, the fair and carrying values of the arbitrage trading account were $667 million and $401 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of March 31, 2020, the fair value of long option contracts outstanding was $917 thousand (notional amount of $23.5 million) and the fair value of short option contracts outstanding was $545 thousand (notional amount of $29.8 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
Net investment income consisted of the following:

	For the Three Months Ended March 31,

(In thousands)	2020	2019
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$128,018	$132,119
Investment funds	40,577	11,411
Arbitrage trading account	1,138	10,585
Real estate	6,096	4,307
Equity securities	1,563	1,288
Gross investment income	177,392	159,710
Investment expense	(2,629)	(1,456)
Net investment income	$174,763	$158,254

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
The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $225 million as of March 31, 2020.

Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	March 31,	December 31,	For the Three Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Real estate	$328,053	$412,275	$6,790	$10,476
Financial services	318,084	280,705	15,209	1,528
Energy	152,658	156,869	4,413	(11,793)
Transportation	150,353	147,034	2,646	8,602
Other funds	229,710	216,652	11,519	2,598
Total	$1,178,858	$1,213,535	$40,577	$11,411

The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements. Accordingly, income from investment funds for the first quarter of 2020 does not reflect the adverse impact from the recent disruption in global financial markets associated with COVID-19.

(11) Real Estate
Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	March 31,	December 31,
(In thousands)	2020	2019
Properties in operation	$1,637,162	$1,351,249
Properties under development	447,225	754,701
Total	$2,084,387	$2,105,950

In 2020, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, and the completed portion of a mixed-use project in Washington D.C.. Properties in operation are net of accumulated depreciation and amortization of $66,160,000 and $59,832,000 as of March 31, 2020 and December 31, 2019, respectively. Related depreciation expense was $6,620,000 and $3,427,000 for the three months ended March 31, 2020 and 2019, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $44,198,185 in 2020, $60,669,125 in 2021, $60,719,260 in 2022, $54,301,460 in 2023, $52,053,044 in 2024, $48,299,498 in 2025 and $522,531,742 thereafter.
The Company borrowed $101,750,000 through a non-recourse loan secured by the West Palm Beach office building in 2018. The loan matures in November 2028 and carries a fixed interest rate of 4.21%. The carrying value does not reflect the outstanding financing, which is reflected within senior notes and other debt on the Company's consolidated balance sheet.
A mixed-use project in Washington, D.C. has been under development in 2020 and 2019, with the completed portion reported in properties in operation as of March 31, 2020.

(12) Loans Receivable
At March 31, 2020 and December 31, 2019, loans receivable are as follows:

(In thousands)	March 31, 2020	December 31, 2019
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$52,890	$58,541
Commercial loans	34,168	33,258
Total	$87,058	$91,799

Fair value:
Real estate loans	$56,906	$59,853
Commercial loans	34,168	34,760
Total	$91,074	$94,613

The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the period ended March 31, 2020:

	Real Estate Loans	Commercial Loans	Total
(In thousands)
Allowance for expected credit losses at January 1, 2020	$1,502	$644	$2,146
Cumulative effect adjustment resulting from changes in accounting principles	(905)	548	(357)
Provision for expected credit losses	838	1,301	2,139
Allowance for expected credit losses at March 31, 2020	$1,435	$2,493	$3,928

Loans receivable in non-accrual status were both $0.2 million as of March 31, 2020 and December 31, 2019.
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

(13) Net Investment (Losses) Gains
 Net investment (losses) gains are as follows:

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Net investment (losses) gains:
Fixed maturity securities:
Gains	$4,931	$5,246
Losses	(4,847)	(3,518)
Equity securities (1):
Net realized gains on investment sales	—	23,345
Change in unrealized (losses) gains	(154,467)	42,078
Investment funds	30,183	17
Real estate	(687)	2,746
Loans receivable	—	(970)
Other	(18,398)	(291)
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(143,285)	68,653
Change in allowance for expected credit losses on investments (2):
Fixed maturity securities	(31,750)	—
Loans receivable	(2,139)	—
Change in allowance for expected credit losses on investments	(33,889)	—
Net investment (losses) gains	(177,174)	68,653
Income tax benefit (expense)	37,207	(14,417)
After-tax net investment (losses) gains	$(139,967)	$54,236

Change in unrealized investment (losses) gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$(326,416)	$174,494
Fixed maturity securities with allowance for expected credit losses	1,541	(69)
Investment funds	(7,646)	1,790
Other	(329)	(6,955)
Total change in unrealized investment (losses) gains	(332,850)	169,260
Income tax benefit (expense)	73,869	(43,486)
Noncontrolling interests	1	(47)
After-tax change in unrealized investment (losses) gains of available for sale securities	$(258,980)	$125,727
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
(2) The inclusion of the allowance for expected credit losses on investments commenced January 1, 2020 due to the adoption of ASU 2016-13. See Note 3 for more details.

(14) Fixed Maturity Securities in an Unrealized Loss Position
The following tables summarize all fixed maturity securities in an unrealized loss position at March 31, 2020 and December 31, 2019 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020
U.S. government and government agency	$13,308	$13	$7,145	$45	$20,453	$58
State and municipal	640,570	11,306	74,998	1,673	715,568	12,979
Mortgage-backed securities	609,582	24,143	86,569	1,025	696,151	25,168
Asset-backed securities	2,014,456	108,100	614,876	79,890	2,629,332	187,990
Corporate	1,886,894	85,902	54,226	6,443	1,941,120	92,345
Foreign government	114,439	7,257	24,647	35,580	139,086	42,837
Fixed maturity securities	$5,279,249	$236,721	$862,461	$124,656	$6,141,710	$361,377

December 31, 2019
U.S. government and government agency	$83,837	$618	$53,089	$857	$136,926	$1,475
State and municipal	365,184	4,245	127,210	1,682	492,394	5,927
Mortgage-backed securities	301,358	2,281	180,148	3,220	481,506	5,501
Asset-backed securities	755,259	2,307	774,508	19,183	1,529,767	21,490
Corporate	307,367	3,148	121,470	5,172	428,837	8,320
Foreign government	164,536	32,028	107,266	61,645	271,802	93,673
Fixed maturity securities	$1,977,541	$44,627	$1,363,691	$91,759	$3,341,232	$136,386

Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. In general, fair value in all classifications were negatively affected by market disruptions caused by COVID-19. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2020 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	17	$46,834	$38,867
Corporate	15	55,989	7,293
Asset-backed securities	4	361	67
Mortgage-backed securities	13	14,213	1,484
Total	49	$117,397	$47,711

For fixed maturity securities that management does not intend to sell or to be required to sell, the portion of the decline in value that is considered to be due to credit factors is recognized in earnings, and the portion of the decline in value that is considered to be due to non-credit factors is recognized in other comprehensive (loss) income.
     The Company has evaluated its fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2020
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$739,662	$—	$739,662	$—
State and municipal	3,748,155	—	3,748,155	—
Mortgage-backed securities	1,455,440	—	1,455,440	—
Asset-backed securities	2,938,052	—	2,938,052	—
Corporate	3,978,517	—	3,978,517	—
Foreign government	727,489	—	727,489	—
Total fixed maturity securities available for sale	13,587,315	—	13,587,315	—
Equity securities:
Common stocks	146,658	137,791	—	8,867
Preferred stocks	209,444	—	202,939	6,505
Total equity securities	356,102	137,791	202,939	15,372
Arbitrage trading account	666,829	480,495	186,334	—
Total	$14,610,246	$618,286	$13,976,588	$15,372
Liabilities:
Trading account securities sold but not yet purchased	$14,003	$14,003	$—	$—

December 31, 2019
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$786,931	$—	$786,931	$—
State and municipal	3,895,632	—	3,895,632	—
Mortgage-backed securities	1,625,594	—	1,625,594	—
Asset-backed securities	2,790,630	—	2,790,630	—
Corporate	4,156,415	—	4,156,415	—
Foreign government	847,076	—	847,076	—
Total fixed maturity securities available for sale	14,102,278	—	14,102,278	—
Equity securities:
Common stocks	166,805	157,752	—	9,053
Preferred stocks	313,815	—	307,310	6,505
Total equity securities	480,620	157,752	307,310	15,558
Arbitrage trading account	400,809	381,061	19,748	—
Total	$14,983,707	$538,813	$14,429,336	$15,558
Liabilities:
Trading account securities sold but not yet purchased	$36,143	$36,143	$—	$—

The following tables summarize changes in Level 3 assets and liabilities for the three months ended March 31, 2020 and for the year ended December 31, 2019:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income (Loss)	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance

Three Months Ended March 31, 2020
Assets:
Equity securities:
Common stocks	$9,053	$880	$—	$—	$—	$(1,066)	$—	$—	$8,867
Preferred stocks	6,505	—	—	—	—	—	—	—	6,505
Total	$15,558	$880	$—	$—	$—	$(1,066)	$—	$—	$15,372

Year Ended December 31, 2019
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$99	$(26)	$61	$—	$—	$(134)	$—	$—	$—
Total	99	(26)	61	—	—	(134)	—	—	—
Equity securities:
Common stocks	8,596	2,005		—	—	(1,548)	—	—	9,053
Preferred stocks	3,945	(42)	—	—	2,602	—	—	—	6,505
Total	12,541	1,963	—	—	2,602	(1,548)	—	—	15,558
Arbitrage trading account	17,308	(8,731)	—	—	14,767	(38,233)	—	14,889	—
Total	$29,948	$(6,794)	$61	$—	$17,369	$(39,915)	$—	$14,889	$15,558
Liabilities:
Trading account securities sold but not yet purchased	$793	$133	$—	$—	$7,609	$(8,535)	$—	$—	$—

For the quarter ended March 31, 2020, there were no securities transferred into or out of Level 3. For the year ended December 31, 2019, there were two common stocks transferred into Level 3 in the arbitrage trading account where publicly traded prices were no longer available, and both were sold by year end.

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

The table below provides a reconciliation of the beginning and ending reserve balances:

	March 31,
(In thousands)	2020	2019
Net reserves at beginning of period	$10,697,998	$10,248,883
Cumulative effect adjustment resulting from changes in accounting principles	5,927	—
Restated net reserves at beginning of period	10,703,925	10,248,883
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	1,097,523	971,806
Increase in estimates for claims occurring in prior years (2) (3)	433	6,481
Loss reserve discount accretion	9,297	10,363
Total	1,107,253	988,650
Net payments for claims:
Current year	84,310	295,873
Prior years	864,064	567,756
Total	948,374	863,629
Foreign currency translation	(77,167)	(163)
Net reserves at end of period	10,785,637	10,373,741
Ceded reserves at end of period	1,946,878	1,719,369
Gross reserves at end of period	$12,732,515	$12,093,110

_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $3 million and $6 million for the three months ended March 31, 2020 and 2019, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $4 million and increased by $3 million for the three months ended March 31, 2020 and 2019, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $4 million and $7 million for the three months ended March 31, 2020 and 2019, respectively.
One of the many ways in which the ongoing COVID-19 global pandemic may impact the Company’s results is through its impact on claim frequency and severity. Loss cost trends will be impacted directly by COVID-19 related claims filed in certain lines of business, as well as indirectly due to other impacts of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules, for example. These impacts could act to increase or decrease the overall loss cost trends and could have differing impacts on the Company's different lines of business. For certain lines of business, such as contingency and event cancellation, the Company has received reported claims related to COVID-19, and we expect additional claims to be reported in the future. Further, for workers’ compensation, several States have enacted rules, legislation or administrative orders creating the presumption that certain “essential” workers who contract COVID-19 did so through the course of their employment. Other States are considering similar actions, including with varying definitions of “essential” workers. The Company believes that such State actions will likely lead to increased workers’ compensation loss frequency and severity. As a result of these developments, the Company has estimated the potential COVID-19 impact to its workers’ compensation, contingency and event cancellation lines of business under a number of possible scenarios. Due to the rapidly evolving COVID-19 situation and the limited amount of available data, there is a high degree of uncertainty around these COVID-19 reserves. In addition, several States, through regulation, legislation and/or judicial action, are seeking to expand policy coverage terms beyond the policy’s intended coverage, including, for example, but not limited to, property coverages, where there are attempts to extend business interruption coverage where there is no physical damage or loss to property, and attempts to disregard policy exclusions for communicable disease. Policyholder losses arising from these State actions could exceed the reserves we have established for those related policies. For the three months ended March 31, 2020, the Company has recognized a best estimate preliminary reserve for COVID-19 related claims activity, net of reinsurance and inclusive of reinstatement premium, of approximately $67 million, of which $47 million relates to the Insurance segment and $20 million relates to the Reinsurance & Monoline Excess segment.
During the three months ended March 31, 2020, favorable prior year development (net of additional and return premiums) of $4.0 million included $7.0 million of favorable development for the Insurance segment, partially offset by $3.0 million of adverse development for the Reinsurance & Monoline Excess segment.

The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on professional liability business. The favorable workers’ compensation development was spread across many accident years, including prior to 2010, and was especially significant in accident years 2018 and 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). In addition, ongoing workers’ compensation claims management efforts, including active medical case management and use of networks and specialty vendors to control medical and pharmaceutical benefit costs, have added to the Company’s favorable workers’ compensation prior year development. The adverse professional liability development was mainly concentrated in accident years 2016 and 2017, but was also spread to a lesser degree across other accident years. The development mainly relates to directors and officers and lawyers professional liability lines of business, and was driven by a higher than expected number of large losses being reported in the period. The Company also experienced a small amount of adverse prior year development during the first quarter 2020 on general liability business stemming from large losses in its excess and surplus lines book of business, mainly in accident years 2016 and 2017.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by non-proportional reinsurance assumed liability business written in the U.K., primarily from accident years 2015 through 2019. The development was driven by a higher than expected number of reported large losses.
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
(17) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,666,067	$13,678,391	$14,180,961	$14,194,955
Equity securities	356,102	356,102	480,620	480,620
Arbitrage trading account	666,829	666,829	400,809	400,809
Loans receivable	87,058	91,074	91,799	94,613
Cash and cash equivalents	965,012	965,012	1,023,710	1,023,710
Trading account receivables from brokers and clearing organizations	132,928	132,928	423,543	423,543
Due from broker	11,476	11,476	—	—
Liabilities:
Due to broker	—	—	27,116	27,116
Trading account securities sold but not yet purchased	14,003	14,003	36,143	36,143
Subordinated debentures	1,198,951	1,092,780	1,198,704	1,274,088
Senior notes and other debt	1,432,117	1,454,081	1,427,575	1,582,290

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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended March 31,

(In thousands)	2020	2019
Written premiums:
Direct	$1,964,490	$1,829,815
Assumed	266,882	216,415
Ceded	(385,526)	(336,629)
Total net premiums written	$1,845,846	$1,709,601

Earned premiums:
Direct	$1,829,713	$1,723,610
Assumed	228,214	188,191
Ceded	(366,509)	(318,945)
Total net premiums earned	$1,691,418	$1,592,856

Ceded losses and loss expenses incurred	$235,183	$173,046
Ceded commissions earned	$81,045	$71,017

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the period ended March 31, 2020:

(In thousands)
Allowance for expected credit losses at January 1, 2020	$19,823
Cumulative effect adjustment resulting from changes in accounting principles	1,270
Provision for expected credit losses	431
Allowance for expected credit losses at March 31, 2020	$21,524

The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses. The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the period ended March 31, 2020:

(In thousands)
Allowance for expected credit losses at January 1, 2020	$690
Cumulative effect adjustment resulting from changes in accounting principles	5,927
Provision for expected credit losses	183
Allowance for expected credit losses at March 31, 2020	$6,800

(19) Restricted Stock Units
Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $12 million and $15 million for the three months ended March 31, 2020 and 2019, respectively. A summary of RSUs issued in the three months ended March 31, 2020 and 2019 follows:

($ in thousands)	Units	Fair Value
2020	724	$57
2019	1,106	$60

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

(21) Leases
Lessees are required to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months on the balance sheet. All leases disclosed within this footnote are classified as operating leases. Recognized right-of-use asset and lease liability are reported within other assets and other liabilities, respectively, in the consolidated balance sheet. Lease expense is reported in other operating costs and expenses in the consolidated statement of income and accounted for on a straight-line basis over the lease term.
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
The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended March 31,

(In thousands)	2020	2019
Leases:
Lease cost	$11,236	$11,555
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$10,830	$11,657
Right-of-use assets obtained in exchange for new lease liabilities	$1,612	$4,966

	As of March 31,
($ in thousands)	2020	2019
Right-of-use assets	$184,544	$185,012
Lease liabilities	$224,189	$215,008
Weighted-average remaining lease term	6.95 years	6.8 years
Weighted-average discount rate	5.95%	5.95%

Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	March 31, 2020
Contractual Maturities:
2020	$36,912
2021	45,262
2022	41,267
2023	37,602
2024	31,357
Thereafter	78,532
Total undiscounted future minimum lease payments	270,932
Less: Discount impact	(46,743)
Total lease liability	$224,189

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax (Loss) Income	Net (Loss) Income to Common Stockholders
Three months ended March 31, 2020
Insurance	$1,484,955	$123,458	$8,473	$1,616,886	$175,947	$140,117
Reinsurance & Monoline Excess	206,463	37,710	—	244,173	36,514	29,187
Corporate, other and eliminations (3)	—	13,595	113,130	126,725	(41,755)	(33,755)
Net investment losses	—	—	(177,174)	(177,174)	(177,174)	(139,967)
Total	$1,691,418	$174,763	$(55,571)	$1,810,610	$(6,468)	$(4,418)
Three months ended March 31, 2019
Insurance	$1,427,034	$100,041	$13,244	$1,540,319	$184,516	$145,993
Reinsurance & Monoline Excess	165,822	39,574	—	205,396	44,855	35,525
Corporate, other and eliminations (3)	—	18,639	104,015	122,654	(68,585)	(55,032)
Net investment gains	—	—	68,653	68,653	68,653	54,236
Total	$1,592,856	$158,254	$185,912	$1,937,022	$229,439	$180,722
_________________
(1)Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2)Revenues for Insurance from foreign countries for the three months ended March 31, 2020 and 2019 were $168 million and $170 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended March 31, 2020 and 2019 were $69 million and $59 million, respectively.

(3)	Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	March 31, 2020	December 31, 2019
Insurance	$19,485,407	$20,005,802
Reinsurance & Monoline Excess	4,405,637	4,710,819
Corporate, other and eliminations	2,198,885	1,913,409
Consolidated	$26,089,929	$26,630,030

Net premiums earned by major line of business are as follows:

	For the Three Months Ended March 31,

(In thousands)	2020	2019
Insurance:
Other liability	$547,129	$490,661
Workers’ compensation	301,600	326,676
Short-tail lines (1)	295,478	289,091
Commercial automobile	189,643	180,925
Professional liability	151,105	139,681
Total Insurance	1,484,955	1,427,034

Reinsurance & Monoline Excess:
Casualty reinsurance	122,731	90,830
Monoline excess (2)	42,161	38,981
Property reinsurance	41,571	36,011
Total Reinsurance & Monoline Excess	206,463	165,822

Total	$1,691,418	$1,592,856

______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2020 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies; the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts; natural and man-made catastrophic losses, including as a result of terrorist activities, epidemics or pandemics, such as COVID-19; the impact of climate change, which may increase the frequency and severity of catastrophe events; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2015; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

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
The Company also invests in equity securities, merger arbitrage securities, investment funds, private equity, loans and real estate related assets. The Company's investments in investment funds and its other alternative investments have experienced, and the Company expects to continue to experience, greater fluctuations in investment income. The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements. Accordingly, income from investment funds for the first quarter of 2020 does not reflect the adverse impact from the recent disruption in global financial markets associated with COVID-19.
Effective January 1, 2020, the Company adopted new accounting standard ASU 2016-13 Financial Instruments - Credit Losses. Refer to Note 3 in the financial statements for further information on the accounting guidance and impact of its adoption on the Company's results and financial position.
The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has adversely affected our results of operations, financial position and liquidity. As of March 31, 2020, the Company established a preliminary reserve of approximately $67 million for COVID-19-related losses, net of reinsurance and reinstatement premiums. The full impact of COVID-19 on the economy and on the Company’s results of operations, financial position and liquidity are uncertain and not within the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are rapidly evolving in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect the Company's operations and financial position until late in the first quarter of 2020, its impact on the Company’s first quarter of 2020 is not necessarily indicative of its potential impact for the remainder of 2020. The impact of the COVID-19 pandemic on our results of operations, financial position and liquidity is expected to include, among others:
Adverse Legislative and Regulatory Action. Legislative and regulatory initiatives taken or which may be taken in response to COVID-19, such as those that seek to retroactively mandate or provide a presumption of coverage for losses which our insurance policies would not otherwise cover and were not priced to cover, may adversely affect us, particularly in our workers’ compensation and property coverages businesses.
Claim Losses Related to COVID-19 May Exceed Reserves. Given the great uncertainties associated with COVID-19 and its impact and the limited information upon which our current assumptions and assessments have been made, our preliminary reserves and underlying estimated level of claim losses and costs arising from COVID-19 may materially change.

Claim Losses and Adjustment Expenses May Increase. As the effects of COVID-19 on industry practices and economic, legal, judicial, social and other environmental conditions occur, unexpected and unintended issues related to claims and coverages may emerge (including in the area of property coverages where physical damage requirements and communicable disease exclusions are currently being challenged).
Reinsurance. Reinsurers may dispute the applicability of reinsurance to COVID-19 related losses (including the application of reinsurance reinstatements) and, as a result, our reinsurers may refuse to pay reinsurance recoverables related thereto or they may not pay them on a timely basis. In addition, we may be unable to renew our current reinsurance coverages or purchase new coverages with respect to certain exposures under our policies, including COVID-19-related exposures.
Reduction in Premiums. Reduced economic activity relating to the COVID-19 pandemic will likely decrease demand for our insurance products and services. In addition, we may alter our view on the insurance coverages that are appropriate to offer in various jurisdictions which could further negatively impact our premium volumes.
Investments. Further disruptions in global financial markets due to the continuing impact of COVID-19 could cause us to incur additional unrealized and/or realized investment losses, including as a result of impairments in our fixed income portfolio.
Credit Risk. As credit risk is generally a function of the economy, we face greater credit risk from our policyholders, independent agents and brokers in connection with the payment and remittance of premiums as a result of the economic conditions caused by COVID-19. Similarly, our credit risk related to the reimbursement of deductibles from policyholders and in connection with reinsurance recoverables has increased.
Operational Disruptions and Costs. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or other third party service providers are unable to continue to work because of illness, government directives or otherwise. In response to the COVID-19 pandemic, we have implemented remote working policies which have resulted in disruptions to our business routines, increased operational costs, heightened risk to cybersecurity attacks and data security incidents and a greater dependency on internet and telecommunication access and capabilities.
For additional information on the risks posed by COVID-19, see “The COVID-19 pandemic has adversely affected, and is expected to continue and therefore may materially and adversely affect, our results of operations, financial position and liquidity” included in “Part II-Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q.”

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
Our net reserves for losses and loss expenses of approximately $10.8 billion as of March 31, 2020 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
Approximately $2.5 billion, or 23%, of the Company’s net loss reserves as of March 31, 2020 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	March 31, 2020	December 31, 2019
Insurance	$8,301,970	$8,193,381
Reinsurance & Monoline Excess	2,483,667	2,504,617
Net reserves for losses and loss expenses	10,785,637	10,697,998
Ceded reserves for losses and loss expenses	1,946,878	1,885,251
Gross reserves for losses and loss expenses	$12,732,515	$12,583,249

Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
March 31, 2020
Other liability	$1,449,043	$2,574,543	$4,023,586
Workers’ compensation (1)	930,823	954,418	1,885,241
Professional liability	412,969	727,029	1,139,998
Commercial automobile	409,680	305,715	715,395
Short-tail lines (2)	258,040	279,710	537,750
Total Insurance	3,460,555	4,841,415	8,301,970
Reinsurance & Monoline Excess (1) (3)	1,438,138	1,045,529	2,483,667
Total	$4,898,693	$5,886,944	$10,785,637

December 31, 2019
Other liability	$1,421,378	$2,522,957	$3,944,335
Workers’ compensation (1)	918,619	964,102	1,882,721
Professional liability	399,411	713,433	1,112,844
Commercial automobile	412,036	300,339	712,375
Short-tail lines (2)	271,192	269,914	541,106
Total Insurance	3,422,636	4,770,745	8,193,381
Reinsurance & Monoline Excess (1) (3)	1,469,363	1,035,254	2,504,617
Total	$4,891,999	$5,805,999	$10,697,998
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $518 million and $530 million as of March 31, 2020 and December 31, 2019, respectively.
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
Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the three months ended March 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Net increase in prior year loss reserves	$(433)	$(6,481)
Increase in prior year earned premiums	4,448	13,204
Net favorable prior year development	$4,015	$6,723
One of the many ways in which the ongoing COVID-19 global pandemic may impact the Company’s results is through its impact on claim frequency and severity. Loss cost trends will be impacted directly by COVID-19 related claims filed in certain lines of business, as well as indirectly due to other impacts of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules, for example. These impacts could act to increase or decrease the overall loss cost trends and could have differing impacts on the Company's different lines of business. For certain lines of business, such as contingency and event cancellation, the Company has received reported claims related to COVID-19, and we expect additional claims to be reported in the future. Further, for workers’ compensation, several States have enacted rules, legislation or administrative orders creating the presumption that certain “essential” workers who contract COVID-19 did so through the course of their employment. Other States are considering similar actions, including with varying definitions of “essential” workers. The Company believes that such State actions will likely lead to increased workers’ compensation loss frequency and severity. As a result of these developments, the Company has estimated the potential COVID-19 impact to its workers’ compensation, contingency and event cancellation lines of business under a number of possible scenarios. Due to the rapidly evolving COVID-19 situation and the limited amount of available data, there is a high degree of uncertainty around these COVID-19 reserves. In addition, several States, through regulation, legislation and/or judicial action, are seeking to expand policy coverage terms beyond the policy’s intended coverage, including, for example, but not limited to, property coverages, where there are attempts to extend business interruption coverage where there is no physical damage or loss to property, and attempts to disregard policy exclusions for communicable disease. Policyholder losses arising from these State actions could exceed the reserves we have established for those related policies. For the three months ended March 31, 2020, the Company has recognized a best estimate preliminary reserve for COVID-19 related claims activity, net of reinsurance and inclusive of reinstatement premium, of approximately $67 million, of which $47 million relates to the Insurance segment and $20 million relates to the Reinsurance & Monoline Excess segment.
During the three months ended March 31, 2020, favorable prior year development (net of additional and return premiums) of $4.0 million included $7.0 million of favorable development for the Insurance segment, partially offset by $3.0 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on professional liability business. The favorable workers’ compensation development was spread across many accident years, including prior to 2010, and was especially significant in accident years 2018 and 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). In addition, ongoing workers’ compensation claims management efforts, including active medical case management and use of networks and specialty vendors to control medical and pharmaceutical benefit costs, have added to the Company’s favorable workers’ compensation prior year development. The adverse professional liability development was mainly concentrated in accident years 2016 and 2017, but was also spread to a lesser degree across other accident years. The development mainly relates to directors and officers and lawyers professional liability lines of business, and was driven by a higher than expected number of large losses being reported in the period. The Company also experienced a small amount of adverse prior year development during the first quarter 2020 on general liability business stemming from large losses in its excess and surplus lines book of business, mainly in accident years 2016 and 2017.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by non-proportional reinsurance assumed liability business written in the U.K., primarily from accident years 2015 through 2019. The development was driven by a higher than expected number of reported large losses.
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
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,717 million and $1,731 million at March 31, 2020 and December 31, 2019, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $518 million and $530 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, discount rates by year ranged from 2.0% to 6.5%, with a weighted average discount rate of 3.7%.
Substantially all of the workers’ compensation discount (97% of total discounted reserves at March 31, 2020) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at March 31, 2020), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $44 million at March 31, 2020 and $43 million at December 31, 2019. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
Allowance for Expected Credit Losses on Investments.
Fixed Maturity Securities – For fixed maturity securities in an unrealized loss position where the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery in value, the amortized cost basis is written down to fair value through net investment (losses) gains. For fixed maturity securities in an unrealized loss position where the Company does not intend to sell, or it is more likely than not that it will not be required to sell the security before recovery in value, the Company evaluates whether the decline in fair value has resulted from credit losses or all other factors (non-credit factors). In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for expected credit losses is recorded for the credit loss through net investment (losses) gains, limited by the amount that the fair value is less than the amortized cost basis. Effective January 1, 2020, the allowance is adjusted for any change in expected credit losses and subsequent recoveries through net investment (losses) gains. The impairment related to non-credit factors is recognized in other comprehensive (loss) income.
The Company’s credit assessment of allowance for expected credit losses uses a third party model for available for sale and held to maturity securities, as well as loans receivable. The allowance for expected credit losses is generally based on the performance of the underlying collateral under various economic and default scenarios that involve subjective judgments and estimates by management. Modeling these securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, if any, the ability of the issuer to make scheduled payments, historical performance and other relevant economic and performance factors. A discounted cash flow analysis is used to ascertain the amount of the allowance for expected credit losses, if any. In general, the model reverts to the rating-level long-term average marginal default rates based on 10 years of historical data, beyond the forecast period. For other inputs, the model in most cases reverts to the baseline long-term assumptions linearly over 5 years beyond the forecast period. The long-term assumptions are based on the historical averages.
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

A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at March 31, 2020 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	17	$46,834	$38,867
Corporate	15	55,989	7,293
Asset-backed securities	4	361	67
Mortgage-backed securities	13	14,213	1,484
Total	49	$117,397	$47,711
As of March 31, 2020, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $67 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment (losses) gains. Loans receivable are reported net of an allowance for expected credit losses of $4 million and $2 million as of March 31, 2020 and December 31, 2019, respectively.
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

The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of March 31, 2020:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,362,434	98.3%
Syndicate manager	39,605	0.3
Directly by the Company based on:
Observable data	185,276	1.4
Total	$13,587,315	100.0%
Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2020, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Three Months Ended March 31, 2020 and 2019
Business Segment Results
Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended March 31, 2020 and 2019. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2020	2019
Insurance:
Gross premiums written	$1,941,809	$1,810,483
Net premiums written	1,583,318	1,497,378
Net premiums earned	1,484,955	1,427,034
Loss ratio	65.1%	62.2%
Expense ratio	31.3%	31.8%
GAAP combined ratio	96.4%	94.0%
Reinsurance & Monoline Excess:
Gross premiums written	$289,563	$235,747
Net premiums written	262,528	212,223
Net premiums earned	206,463	165,822
Loss ratio	68.3%	60.7%
Expense ratio	32.3%	36.1%
GAAP combined ratio	100.6%	96.8%
Consolidated:
Gross premiums written	$2,231,372	$2,046,230
Net premiums written	1,845,846	1,709,601
Net premiums earned	1,691,418	1,592,856
Loss ratio	65.5%	62.0%
Expense ratio	31.4%	32.3%
GAAP combined ratio	96.9%	94.3%
Net (Loss) Income to Common Stockholders. The following table presents the Company’s net (loss) income to common stockholders and net (loss) income per diluted share for the three months ended March 31, 2020 and 2019:

(In thousands, except per share data)	2020	2019
Net (loss) income to common stockholders	$(4,418)	$180,722
Weighted average diluted shares	190,287	192,669
Net (loss) income per diluted share	$(0.02)	$0.94
The Company reported a net loss to common stockholders of $4 million in 2020 compared to net income of $181 million in 2019. The $185 million decrease in net income was primarily due to an after-tax decrease in net investment gains of $194 million (primarily resulting from disruption in global financial markets related to COVID-19, and the adoption of the new credit loss accounting standard set forth in ASU 2016-13), an after-tax decrease in underwriting income of $30 million primarily from COVID-19-related losses, and an after-tax decrease in profits from non-insurance businesses of $2 million, partially offset by an after-tax increase in net investment income of $13 million primarily from higher income from investment funds, an after-tax increase in foreign currency gains of $12 million from the strengthening U.S. dollar, an after-tax decrease in corporate expenses of $8 million, an after-tax decrease in interest expense of $3 million, an after-tax increase in profit from insurance service businesses of $3 million and an after-tax increase of $2 million in other income. The number of weighted average diluted shares has been reduced by 2 million for the three months ended March 31, 2020 to reflect the anti-dilutive effect of common equivalent shares.
Premiums. Gross premiums written were $2,231 million in 2020, an increase of 9% from $2,046 million in 2019. The increase was due to a $131 million increase in the Insurance segment and a $54 million increase in the Reinsurance & Monoline

Excess segment. Approximately 78% of premiums expiring in 2020 were renewed, and 80% of premiums expiring in 2019 were renewed.
Average renewal premium rates for insurance and facultative reinsurance increased 9.4% in 2020 when adjusted for changes in exposures, and increased 11.9% excluding workers' compensation.
A summary of gross premiums written in 2020 compared with 2019 by line of business within each business segment follows:

•
Insurance - gross premiums increased 7% to $1,942 million in 2020 from $1,810 million in 2019. Gross premiums increased $97 million (17%) for other liability, $35 million (15%) for professional liability and $44 million (11%) for short-tail lines, and decreased $33 million (9%) for workers' compensation and $11 million (5%) for commercial auto.

•
Reinsurance & Monoline Excess - gross premiums increased 23% to $290 million in 2020 from $236 million in 2019. Gross premiums increased $39 million (36%) for casualty reinsurance, $7 million (14%) for property reinsurance and $8 million (10%) for monoline excess.

Net premiums written were $1,846 million in 2020, an increase of 8% from $1,710 million in 2019. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in 2020 and 16% in 2019.
Premiums earned increased 6% to $1,691 million in 2020 from $1,593 million in 2019. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2020 are related to business written during both 2020 and 2019. Audit premiums were $44 million in 2020 and $43 million in 2019.
Net Investment Income. Following is a summary of net investment income for the three months ended March 31, 2020 and 2019:

	Amount		Average Annualized Yield
($ in thousands)	2020	2019	2020	2019
Fixed maturity securities, including cash and cash equivalents and loans receivable	$128,018	$132,119	3.4%	3.6%
Investment funds	40,577	11,411	13.4	3.3
Arbitrage trading account	1,138	10,585	0.9	9.8
Real estate	6,096	4,307	1.2	0.9
Equity securities	1,563	1,288	1.7	2.2
Gross investment income	177,392	159,710	3.7	3.4
Investment expenses	(2,629)	(1,456)	—	—
Total	$174,763	$158,254	3.6%	3.3%
Net investment income increased 10% to $175 million in 2020 from $158 million in 2019 due primarily to a $29 million increase in income from investment funds mainly due to increased income from financial services funds and energy funds, and a $2 million increase in real estate. Investment funds are generally reported on a one quarter lag, and accordingly, income from investment funds for the first quarter of 2020 does not reflect the adverse impact from the recent disruption in global financial markets associated with COVID-19. Partially offsetting this increase is a $9 million decrease from the arbitrage trading account due to market disruption in the first quarter of 2020, a $4 million decrease in fixed maturity securities and a $1 million increase in investment expenses. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to react quickly to changes in the current environment. Average invested assets, at cost (including cash and cash equivalents), were $19.4 billion in 2020 and $18.9 billion in 2019.
Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees increased to $26 million in 2020 from $25 million in 2019.
Net Realized and Unrealized (Losses) Gains on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $143 million in 2020 compared with net gains of $69 million in 2019. The losses of $143 million in 2020 reflected net realized gains on investment sales of $11 million and an increase in unrealized losses on equity securities of $154 million. In 2019, the gains of $69 million reflected net realized gains on investment sales of $27 million and an increase in unrealized gains on equity securities of $42 million.
Change in Allowance for Expected Credit Losses on Investments. Effective January 1, 2020, the Company adopted accounting guidance for credit losses on financial instruments. The cumulative effective adjustment from the change in accounting principle was $25 million after-tax, which decreased opening retained earnings and increased AOCI. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended March 31, 2020, the pre-tax change in allowance for expected credit losses on investments increased by $34 million ($27 million after-tax), which is reflected in net investment losses.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $94 million in 2020 and $92 million in 2019. The increase mainly relates to the purchase of a textile merchandise business in the fourth quarter of 2019.
Losses and Loss Expenses. Losses and loss expenses increased to $1,107 million in 2020 from $989 million in 2019. The consolidated loss ratio was 65.5% in 2020 and 62.0% in 2019. Catastrophe losses, net of reinsurance recoveries and reinstatement premiums, were $88 million in 2020 (including a preliminary reserve of approximately $67 million related to COVID-19 primarily comprised of IBNR) and $13 million in 2019. Favorable prior year reserve development (net of premium offsets) was $4 million in 2020 and $7 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development was 60.5% in 2020 and 61.6% in 2019.
A summary of loss ratios in 2020 compared with 2019 by business segment follows:

•
Insurance - The loss ratio was 65.1% in 2020 and 62.2% in 2019. Catastrophe losses were $66 million in 2020 compared with $13 million in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $47 million, which was included in catastrophe losses and primarily related to workers’ compensation, contingency and event cancellation coverage. Favorable prior year reserve development was $7 million in 2020 and $10 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.8 points to 61.2% in 2020 from 62.0% in 2019.

•
Reinsurance & Monoline Excess - The loss ratio was 68.3% in 2020 and 60.7% in 2019. Catastrophe losses were $22 million in 2020 compared with $42 thousand in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $20 million, which was included in catastrophe losses and primarily related to excess workers’ compensation. Adverse prior year reserve development was $3 million in both 2020 and 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 3.0 points to 56.1% in 2020 from 59.1% in 2019.

Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2020	2019
Policy acquisition and insurance operating expenses	$531,924	$513,791
Insurance service expenses	22,573	25,956
Net foreign currency gains	(21,541)	(6,964)
Other costs and expenses	45,378	55,304
Total	$578,334	$588,087
Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 4% and net premiums earned increased 6% from 2019. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 31.4% in 2020 and 32.3% in 2019. The improvement is primarily attributable to higher net premiums earned and lower expense growth on a percentage basis. However, to the extent our net premiums earned decrease, due to the impact of the COVID-19 pandemic, our expense ratio may increase.

Service expenses, which represent the costs associated with the fee-based businesses, decreased to $23 million in 2020 from $26 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.
Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $22 million in 2020 compared to $7 million in 2019, mainly resulting from the continued strengthening of the U.S. dollar in relation to the U.K. sterling and Argentine peso in 2020.
Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $45 million in 2020 from $55 million in 2019, primarily due to reduction in non-recurring performance-based compensation costs which occurred in 2019.
Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $95 million in 2020 compared to $90 million in 2019. The increase mainly relates to expenses from a textile business purchased in the fourth quarter of 2019 and growth from the promotional merchandise businesses.
Interest Expense. Interest expense was $37 million in 2020 compared with $41 million in 2019. During 2019, the Company repaid at maturity $489 million aggregate principal amount of senior notes and other debt. In December 2019, the Company issued $300 million aggregate principal amount of 5.10% subordinated debentures due 2059. Accordingly, the decrease in debt outstanding resulted in a decrease in interest expense.
Income Taxes. The effective income tax rate was 45.5% in 2020 and 20.8% in 2019. The effective income tax rate differs from the federal income tax rate of 21% primarily because of tax-exempt income, tax benefits related to equity-based compensation and tax on income from foreign jurisdictions with different tax rates.
The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $109 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.7 years at March 31, 2020 and 2.8 years at December 31, 2019. The Company’s fixed maturity investment portfolio and investment-related assets as of March 31, 2020 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$739,662	3.8%
State and municipal:
Special revenue	2,347,135	12.3
Local general obligation	452,348	2.4
State general obligation	426,952	2.2
Pre-refunded (1)	334,522	1.8
Corporate backed	258,062	1.4
Total state and municipal	3,819,019	20.1
Mortgage-backed securities:
Agency	690,908	3.5
Residential-Prime	466,374	2.5
Commercial	275,737	1.5
Residential-Alt A	30,309	0.2
Total mortgage-backed securities	1,463,328	7.7
Asset-backed securities	2,938,052	15.5
Corporate:
Industrial	2,151,760	11.3
Financial	1,467,403	7.7
Utilities	334,578	1.8
Other	24,776	0.1
Total corporate	3,978,517	20.9
Foreign government and foreign government agencies	727,489	3.8
Total fixed maturity securities	13,666,067	71.8
Equity securities:
Preferred stocks	209,444	1.1
Common stocks	146,658	0.8
Total equity securities	356,102	1.9
Real estate	2,084,387	11.0
Investment funds	1,178,858	6.2
Cash and cash equivalents	965,012	5.1
Arbitrage trading account	666,829	3.5
Loans receivable	87,058	0.5
Total investments	$19,004,313	100.0%
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
Investment Funds. At March 31, 2020, the carrying value of investment funds was $1,179 million, including investments in real estate funds of $328 million, financial services funds of $318 million, energy funds of $153 million, transportation funds of $150 million and other funds of $230 million. Investment funds are generally reported on a one-quarter lag. Accordingly, income from investment funds for the first quarter of 2020 does not reflect the adverse impact from the recent disruption in global financial markets associated with COVID-19.
Real Estate. Real estate is directly owned property held for investment. At March 31, 2020, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, net of allowance for expected credit losses, of $87 million and an aggregate fair value of $91 million at March 31, 2020. The amortized cost of loans receivable is net of an allowance for expected credit losses of $4 million as of March 31, 2020. Loans receivable include real estate loans of $53 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $34 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.7 years at March 31, 2020 and 2.8 years at December 31, 2019.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
Cash Flow. Cash flow provided from operating activities was $153 million in the first three months of 2020 as compared to $78 million from operating activities in the first three months of 2019. The increase is primarily due to an increase in net premium receipts partially offset by higher loss and loss expense payments.
The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 77% invested in cash, cash equivalents and marketable fixed maturity securities as of March 31, 2020. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
At March 31, 2020, the Company held more than $1.3 billion of cash and liquid investments at the holding company.
Debt. At March 31, 2020, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,631 million and a face amount of $2,675 million. The maturities of the outstanding debt are $307 million in 2020, $4 million in 2021, $427 million in 2022, $102 million in 2028, $250 million in 2037, $350 million in 2044, $350 million in 2053, $400 million in 2056, $185 million in 2058 and $300 million in 2059.
Equity. At March 31, 2020, total common stockholders’ equity was $5.5 billion, common shares outstanding were 179,836,714 and stockholders’ equity per outstanding share was $30.55. During the three months ended March 31, 2020, the Company repurchased 3,650,759 shares of its common stock for $203 million. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
Total Capital. Total capitalization (equity, debt and subordinated debentures) was $8.1 billion at March 31, 2020. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 32% at March 31, 2020 and 30% at December 31, 2019.

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
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.
The COVID-19 pandemic has adversely affected, and is expected to continue and therefore may materially and adversely affect, our results of operations, financial position and liquidity.
The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has adversely affected our results of operations, financial position and liquidity. We expect the pandemic and its impact on our business to continue and potentially even worsen, but we cannot predict the magnitude or duration of its continued impact, particularly given the great uncertainties associated with COVID-19, including regarding the reopening of the U.S. and global economies and the recovery from its devastating economic and other effects. The full impact of COVID-19 on our results of operations, financial position and liquidity is not yet known, and likely will not be known for some time, but includes the following:
Adverse Legislative and Regulatory Action. Legislative and regulatory initiatives taken or which may be taken in response to COVID-19 may adversely affect us, particularly in our workers’ compensation and property coverages businesses. For example, our business may be subject to, certain initiatives, including, but not limited to: legislative and regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies would not otherwise cover and which were not priced to cover; legislative and regulatory action providing for shifting presumptions with respect to the burdens of proof for “essential” workers on workers’ compensation coverages and varying definitions of “essential” workers; actions prohibiting us from cancelling insurance policies in accordance with our policy terms or non-renewing policies at their natural expiration; and/or orders to provide premium refunds, grant extended grace periods for premium payments, and provide extended time to pay past due premiums. Any such action would likely increase both our underwriting losses and our expenses and any legal challenges to any such action could take years to resolve.
Claim Losses Related to COVID-19 May Exceed Reserves. As of March 31, 2020, we established a preliminary reserve of approximately $67 million for COVID-19-related losses, net of applicable reinsurance and reinstatement premiums. Our reserves do not represent an exact calculation of liability, but represent an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. Given the great uncertainties associated with COVID-19 and its impact and the limited information upon which our current assumptions and assessments have been made, our preliminary reserves and the underlying estimated level of claim losses and costs arising from COVID-19 may materially change.
Claim Losses and Adjustment Expenses May Increase. As the effects of COVID-19 on industry practices and economic, legal, judicial, social and other environmental conditions occur, unexpected and unintended issues related to claims and coverages may emerge. These issues may adversely affect our business by extending coverage beyond our underwriting intent (including in the area of property coverages where physical damage requirements and communicable disease exclusions are currently being challenged) or by increasing the number and/or size of claims, each of which could adversely impact our results.
Reinsurance. We purchase reinsurance in order to transfer part of the risk that we have assumed by writing insurance policies to reinsurance companies in exchange for part of the premium we receive in connection with assuming such risk. Although reinsurance makes the reinsurer contractually liable to us to the extent the risk is transferred to the reinsurer, it does not relieve us of our liability to our policyholders. There may be uncertainty surrounding the availability of reinsurance coverage for COVID-19-related losses as our reinsurers may dispute the applicability of reinsurance to such losses (including the application of reinsurance reinstatements) and, as a result, our reinsurers may refuse to pay reinsurance recoverables related thereto or they may not pay them on a timely basis. In addition, we may be unable to renew our current reinsurance coverages or obtain appropriate new reinsurance covers with respect to certain exposures under our policies, including COVID-19-related exposures, and therefore our net exposures could increase, or if we are unwilling to bear such increase in net exposure, we may reduce our level of underwriting commitments.
Reduction in Premiums. The demand for insurance is significantly influenced by general economic conditions. Consequently, reduced economic activity relating to the COVID-19 pandemic is likely to decrease demand for our insurance products and services and negatively impact our premium volumes (and, in certain cases, may result in return of premiums due to a decrease in exposures). This may continue for an indefinite period, with the magnitude of the impact impossible to predict. In addition, as we continue to evaluate the effects of COVID-19 on the insurance coverages we currently offer, our appetite for providing certain coverages in various jurisdictions may change which could further negatively impact our premium volumes. In addition, with a reduction in our premiums our expense ratio is expected to rise.
Investments. Due in significant part to COVID-19, our pre-tax change in unrealized investment losses in the first quarter of 2020 were $444 million. Further disruptions in global financial markets due to the continuing impact of COVID-19 could cause us to incur additional unrealized and/or realized investment losses, including as a result of impairments in our fixed maturity portfolio. In addition, the economic uncertainty resulting from COVID-19 may result in a decline in interest rates, which may negatively impact our net investment income from future investment activity. Moreover, our results for the first quarter of 2020 did not include the adverse impact of the recent global financial market disruption on our investment funds, which we report on a one-quarter lag. Consequently, we expect a meaningful decline in asset values related to certain sector specific funds, including energy and transportation, in the second quarter of 2020.
Credit Risk. As credit risk is generally a function of the economy, we face greater credit risk from our policyholders, independent agents and brokers in connection with the payment and remittance of premiums as a result of the economic conditions caused by COVID-19. Similarly, our credit risk related to the reimbursement of deductibles from policyholders and in connection with reinsurance recoverables has increased.
Operational Disruptions and Costs. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or other third party service providers are unable to continue to work because of illness, government directives or otherwise. In addition, our agents, brokers, suppliers and other third party service providers, which we rely on for key aspects of our operations, are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms. In response to the COVID-19 pandemic, we have implemented remote working policies which have resulted in disruptions to our business routines, increased operational costs, heightened risk to cybersecurity attacks and data security incidents and a greater dependency on internet and telecommunication access and capabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2020, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2020	65,314	$67.769	65,314	13,032,709
February 2020	232,679	$67.685	232,679	12,800,030
March 2020	3,352,766	$54.417	3,352,766	9,447,264

Item 6. Exhibits

Number
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	May 4, 2020	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	May 4, 2020	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President Chief Financial Officer and Treasurer