Form 10-Q
period 2020-06-30
BERKLEY W R CORP
filed 2020-08-03
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of July 29, 2020: 178,003,807

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.  Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $13,019,378 and $13,976,647; allowance for expected credit losses of $46,441 at June 30, 2020)	$13,281,085	$14,180,961
Real estate	2,072,772	2,105,950
Investment funds	1,159,237	1,213,535
Arbitrage trading account	580,950	400,809
Equity securities	362,265	480,620
Loans receivable (net of allowance for expected credit losses of $8,719 at June 30, 2020)	82,134	91,799
Total investments	17,538,443	18,473,674
Cash and cash equivalents	2,430,826	1,023,710
Premiums and fees receivable (net of allowance for expected credit losses of $22,106 at June 30, 2020)	2,186,964	1,997,186
Due from reinsurers (net of allowance for expected credit losses of $7,175 at June 30, 2020)	2,273,638	2,133,683
Deferred policy acquisition costs	547,958	517,364
Prepaid reinsurance premiums	608,913	567,595
Trading account receivables from brokers and clearing organizations	254,230	423,543
Property, furniture and equipment	414,335	422,091
Goodwill	169,652	169,652
Accrued investment income	128,616	138,789
Other assets	769,717	762,743
Total assets	$27,323,292	$26,630,030

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$13,088,904	$12,583,249
Unearned premiums	3,902,913	3,656,507
Due to reinsurers	424,806	360,314
Trading account securities sold but not yet purchased	20,814	36,143
Federal and foreign income taxes	10,921	4,308
Other liabilities	1,104,896	1,244,888
Senior notes and other debt	1,725,449	1,427,575
Subordinated debentures	1,199,198	1,198,704
Total liabilities	21,477,901	20,511,688
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 750,000,000 shares, issued and outstanding, net of treasury shares, 177,930,502 and 183,411,907 shares, respectively	70,535	70,535
Additional paid-in capital	1,076,043	1,056,042
Retained earnings	7,927,280	7,932,372
Accumulated other comprehensive loss	(249,350)	(257,299)
Treasury stock, at cost, 174,745,998 and 169,264,857 shares, respectively	(3,023,392)	(2,726,711)
Total stockholders’ equity	5,801,116	6,074,939
Noncontrolling interests	44,275	43,403
Total equity	5,845,391	6,118,342
Total liabilities and equity	$27,323,292	$26,630,030
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
REVENUES:
Net premiums written	$1,739,818	$1,743,464	$3,585,664	$3,453,065
Change in net unearned premiums	(62,903)	(96,623)	(217,331)	(213,368)
Net premiums earned	1,676,915	1,646,841	3,368,333	3,239,697
Net investment income	85,431	188,333	260,194	346,587
Net investment gains (losses):
Net realized and unrealized gains (losses) on investments	61,653	73,574	(81,632)	142,226
Change in allowance for expected credit losses on investments	16,232	—	(17,657)	—
Net investment gains (losses)	77,885	73,574	(99,289)	142,226
Revenues from non-insurance businesses	75,742	89,297	169,471	181,124
Insurance service fees	19,870	22,446	45,621	47,759
Other income	183	2,893	2,305	3,013
Total revenues	1,936,026	2,023,384	3,746,635	3,960,406
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,135,126	1,028,830	2,242,379	2,017,479
Other operating costs and expenses	580,840	591,828	1,159,173	1,179,916
Expenses from non-insurance businesses	76,238	88,272	170,996	178,397
Interest expense	38,373	40,718	75,105	81,439
Total operating costs and expenses	1,830,577	1,749,648	3,647,653	3,457,231
Income before income taxes	105,449	273,736	98,982	503,175
Income tax expense	(33,793)	(56,309)	(30,852)	(104,134)
Net income before noncontrolling interests	71,656	217,427	68,130	399,041
Noncontrolling interests	(396)	(718)	(1,288)	(1,610)
Net income to common stockholders	$71,260	$216,709	$66,842	$397,431

NET INCOME PER SHARE:
Basic	$0.38	$1.14	$0.36	$2.09
Diluted	$0.38	$1.12	$0.35	$2.06

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
Net income before noncontrolling interests	$71,656	$217,427	$68,130	$399,041
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	21,447	(14,492)	(76,747)	5,268
Change in unrealized investment gains, net of taxes	318,725	118,649	59,743	244,424
Other comprehensive income (loss)	340,172	104,157	(17,004)	249,692
Comprehensive income	411,828	321,584	51,126	648,733
Noncontrolling interests	(395)	(748)	(1,289)	(1,592)
Comprehensive income to common stockholders	$411,433	$320,836	$49,837	$647,141

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
COMMON STOCK:
Beginning and end of period	$70,535	$70,535	$70,535	$70,535
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,063,084	$1,053,372	$1,056,042	$1,039,633
Restricted stock units issued	1,204	(2,049)	(3,386)	(2,504)
Restricted stock units expensed	11,755	7,093	23,387	21,287
End of period	$1,076,043	$1,058,416	$1,076,043	$1,058,416
RETAINED EARNINGS:
Beginning of period	$7,877,371	$7,721,039	$7,932,372	$7,558,619
Cumulative effect adjustment resulting from changes in accounting principles	—	—	(30,514)	—
Net income to common stockholders	71,260	216,709	66,842	397,431
Dividends ($0.12, $0.61, $0.23 and $0.71 per share, respectively)	(21,351)	(111,733)	(41,420)	(130,035)
End of period	$7,927,280	$7,826,015	$7,927,280	$7,826,015
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains (losses):
Beginning of period	$(109,514)	$34,236	$124,514	$(91,491)
Cumulative effect adjustment resulting from changes in accounting principles	—	—	24,952	—
Change in unrealized gains on securities without an allowance for expected credit losses	295,274	118,597	34,753	244,393
Change in unrealized gains on securities with an allowance for expected credit losses	23,450	82	24,991	13
End of period	209,210	152,915	209,210	152,915
Currency translation adjustments:
Beginning of period	(480,007)	(399,219)	(381,813)	(418,979)
Net change in period	21,447	(14,492)	(76,747)	5,268
End of period	(458,560)	(413,711)	(458,560)	(413,711)
Total accumulated other comprehensive loss	$(249,350)	$(260,796)	$(249,350)	$(260,796)
TREASURY STOCK:
Beginning of period	$(2,927,994)	$(2,720,011)	$(2,726,711)	$(2,720,466)
Stock exercised/vested	883	2,601	2,221	3,056
Stock repurchased	(96,281)	—	(298,902)	—
End of period	$(3,023,392)	$(2,717,410)	$(3,023,392)	$(2,717,410)
NONCONTROLLING INTERESTS:
Beginning of period	$44,069	$42,844	$43,403	$41,947
Distributions	(189)	(274)	(417)	(221)
Net income	396	718	1,288	1,610
Other comprehensive (loss) income, net of tax	(1)	30	1	(18)
End of period	$44,275	$43,318	$44,275	$43,318
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,

	2020	2019
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$66,842	$397,431
Adjustments to reconcile net income to net cash from operating activities:
Net investment losses (gains)	99,289	(142,226)
Depreciation and amortization	64,065	51,289
Noncontrolling interests	1,288	1,610
Investment funds	16,975	(58,251)
Stock incentive plans	25,731	27,340
Change in:
Arbitrage trading account	(26,158)	(14,797)
Premiums and fees receivable	(204,203)	(223,771)
Reinsurance accounts	(118,849)	(112,681)
Deferred policy acquisition costs	(31,478)	(23,632)
Income taxes	9,387	2,759
Reserves for losses and loss expenses	525,785	350,981
Unearned premiums	259,237	254,010
Other	(108,060)	(107,416)
Net cash from operating activities	579,851	402,646
CASH FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	3,194,333	1,320,079
Proceeds from sale of equity securities	67,122	39,103
Distributions from (contributions to) investment funds	67,234	(2,896)
Proceeds from maturities and prepayments of fixed maturity securities	1,859,392	1,490,772
Purchase of fixed maturity securities	(4,189,664)	(2,633,251)
Purchase of equity securities	(35,591)	(41,849)
Real estate purchased	(30,178)	(117,773)
Change in loans receivable	963	140
Net purchases of property, furniture and equipment	(23,006)	(10,804)
Change in balances due to security brokers	(24,382)	19,096
Other	85	—
Net cash from investing activities	886,308	62,617
CASH USED IN FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(1,160)	—
Net proceeds from issuance of debt	298,447	—
Cash dividends to common stockholders	(41,420)	(18,302)
Purchase of common treasury shares	(298,902)	—
Other, net	(4,140)	(5,548)
Net cash used in financing activities	(47,175)	(23,850)
Net impact on cash due to change in foreign exchange rates	(11,868)	(841)
Net change in cash and cash equivalents	1,407,116	440,572
Cash and cash equivalents at beginning of year	1,023,710	817,602
Cash and cash equivalents at end of period	$2,430,826	$1,258,174
See accompanying notes to interim consolidated financial statements.

W. R. Berkley Corporation and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) General
        The unaudited consolidated financial statements, which include the accounts of W. R. Berkley Corporation and its subsidiaries (the “Company”), have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the revenues and expenses reflected during the reporting period. For further information related to areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
        The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% principally because foreign jurisdictions were limited on the utilization of losses at different tax rates, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation.

(2) Per Share Data
        The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 7,575,168 and 7,389,781 common shares held in a grantor trust as of June 30, 2020 and 2019, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
        The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2020	2019	2020	2019
Basic	185,979	190,512	188,133	190,456
Diluted	187,862	193,059	190,078	192,804

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
        In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, which amended the accounting guidance for credit losses on financial instruments. The updated guidance amended the current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to expected credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. This guidance also applies a new current expected credit loss model for determining credit-related impairments for financial instruments measured at amortized cost, such as reinsurance recoverables. The updated guidance was effective for reporting periods beginning after December 15, 2019.
        The adoption of this guidance on January 1, 2020 resulted in the recognition of an allowance for expected credit losses in connection with operating assets (premiums and fees receivable and due from reinsurers) of $5.7 million (net of tax) and a corresponding cumulative effect adjustment that decreased common stockholders' equity. Certain investments (primarily fixed maturity securities available for sale) established an allowance for expected credit loss of $24.8 million (net of tax), with a cumulative effect adjustment decreasing retained earnings by $24.8 million (net of tax) and increasing accumulated other comprehensive (loss) income ("AOCI") by $25.0 million (net of tax), resulting in $0.2 million net impact to total common stockholders' equity.
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
Investments
For available for sale securities in an unrealized loss position where the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery in value, the amortized cost basis is written down to fair value through net investment gains. For available for sale securities in an unrealized loss position where the Company does not intend to sell, or it is more likely than not that it will not be required to sell the security before recovery in value, the Company evaluates whether the decline in fair value has resulted from credit losses or all other factors (non-credit factors). In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for expected credit losses is recorded for the credit loss through net investment gains, limited by the amount that the fair value is less than the amortized cost basis. The allowance is adjusted for any change in expected credit losses and subsequent recoveries through net investment gains. The impairment related to non-credit factors is recognized in other comprehensive income.
For financial assets carried at amortized cost, which includes held to maturity securities and loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains.
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

(4) Consolidated Statements of Comprehensive Income

        The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the six months ended June 30, 2020
Changes in AOCI
Beginning of period	$124,514		$(381,813)	$(257,299)
Cumulative effect adjustment resulting from changes in accounting principles	24,952		—	24,952
Restated beginning of period	149,466		(381,813)	(232,347)
Other comprehensive income (loss) before reclassifications	36,986		(76,747)	(39,761)
Amounts reclassified from AOCI	22,757		—	22,757
Other comprehensive income (loss)	59,743		(76,747)	(17,004)
Unrealized investment loss related to noncontrolling interest	1		—	1
End of period	$209,210		$(458,560)	$(249,350)
Amounts reclassified from AOCI
Pre-tax	$28,806	(1)	$—	$28,806
Tax effect	(6,049)	(2)	—	(6,049)
After-tax amounts reclassified	$22,757		$—	$22,757
Other comprehensive income (loss)
Pre-tax	$62,777		$(76,747)	$(13,970)
Tax effect	(3,034)		—	(3,034)
Other comprehensive income (loss)	$59,743		$(76,747)	$(17,004)
As of and for the three months ended June 30, 2020
Changes in AOCI
Beginning of period	$(109,514)		$(480,007)	$(589,521)
Other comprehensive income before reclassifications	335,518		21,447	356,965
Amounts reclassified from AOCI	(16,793)		—	(16,793)
Other comprehensive income	318,725		21,447	340,172
Unrealized investment gain related to noncontrolling interest	(1)		—	(1)
Ending balance	$209,210		$(458,560)	$(249,350)
Amounts reclassified from AOCI
Pre-tax	$(21,257)	(1)	$—	$(21,257)
Tax effect	4,464	(2)	—	4,464
After-tax amounts reclassified	$(16,793)		$—	$(16,793)
Other comprehensive income
Pre-tax	$395,624		$21,447	$417,071
Tax effect	(76,899)		—	(76,899)
Other comprehensive income	$318,725		$21,447	$340,172

As of and for the six months ended June 30, 2019
Changes in AOCI
Beginning of period	$(91,491)		$(418,979)	$(510,470)
Other comprehensive gain before reclassifications	245,615		5,268	250,883
Amounts reclassified from AOCI	(1,191)		—	(1,191)
Other comprehensive gain	244,424		5,268	249,692
Unrealized investment gain related to noncontrolling interest	(18)		—	(18)
End of period	$152,915		$(413,711)	$(260,796)
Amounts reclassified from AOCI
Pre-tax	$(1,508)	(1)	$—	$(1,508)
Tax effect	317	(2)	—	317
After-tax amounts reclassified	$(1,191)		$—	$(1,191)
Other comprehensive income
Pre-tax	$316,331		$5,268	$321,599
Tax effect	(71,907)		—	(71,907)
Other comprehensive income	$244,424		$5,268	$249,692
As of and for the three months ended June 30, 2019
Changes in AOCI
Beginning of period	$34,236		$(399,219)	$(364,983)
Other comprehensive income (loss) before reclassifications	118,475		(14,492)	103,983
Amounts reclassified from AOCI	174		—	174
Other comprehensive income (loss)	118,649		(14,492)	104,157
Unrealized investment loss related to noncontrolling interest	30		—	30
Ending balance	$152,915		$(413,711)	$(260,796)
Amounts reclassified from AOCI
Pre-tax	$220	(1)	$—	$220
Tax effect	(46)	(2)	—	(46)
After-tax amounts reclassified	$174		$—	$174
Other comprehensive income (loss)
Pre-tax	$147,072		$(14,492)	$132,580
Tax effect	(28,423)		—	(28,423)
Other comprehensive income (loss)	$118,649		$(14,492)	$104,157
____________
(1) Net investment gains (losses) in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
        Interest payments were $73,056,000 and $77,672,000 for the six months ended June 30, 2020 and 2019, respectively. No income tax was paid for the six months ended June 30, 2020 and $82,800,000 was paid for the six months ended June 30, 2019.

(6) Investments in Fixed Maturity Securities
        At June 30, 2020 and December 31, 2019, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
June 30, 2020
Held to maturity:
State and municipal	$71,640	$(948)	$14,137	$—	$84,829	$70,692
Residential mortgage-backed	7,385	—	1,176	—	8,561	7,385
Total held to maturity	79,025	(948)	15,313	—	93,390	78,077
Available for sale:
U.S. government and government agency	670,032	—	23,784	(49)	693,767	693,767
State and municipal:
Special revenue	2,153,909	—	82,603	(1,551)	2,234,961	2,234,961
State general obligation	350,228	—	31,192	(810)	380,610	380,610
Pre-refunded	299,333	—	20,944	(130)	320,147	320,147
Corporate backed	224,649	—	8,581	(500)	232,730	232,730
Local general obligation	394,105	—	42,393	(251)	436,247	436,247
Total state and municipal	3,422,224	—	185,713	(3,242)	3,604,695	3,604,695
Mortgage-backed securities:
Residential	913,065	—	32,241	(1,019)	944,287	944,287
Commercial	211,987	—	6,370	(799)	217,558	217,558
Total mortgage-backed securities	1,125,052	—	38,611	(1,818)	1,161,845	1,161,845
Asset-backed	3,170,931	—	10,539	(83,272)	3,098,198	3,098,198
Corporate:
Industrial	1,922,336	(724)	101,976	(24,466)	1,999,122	1,999,122
Financial	1,399,238	—	49,596	(17,130)	1,431,704	1,431,704
Utilities	293,279	—	29,582	(146)	322,715	322,715
Other	18,655	—	385	—	19,040	19,040
Total corporate	3,633,508	(724)	181,539	(41,742)	3,772,581	3,772,581
Foreign government	918,606	(44,769)	31,028	(32,943)	871,922	871,922
Total available for sale	12,940,353	(45,493)	471,214	(163,066)	13,203,008	13,203,008
Total investments in fixed maturity securities	$13,019,378	$(46,441)	$486,527	$(163,066)	$13,296,398	$13,281,085
____________
(1) Represents the amount of impairment that has resulted from credit-related factors. The change in the allowance for expected credit losses, excluding the cumulative effect adjustment resulting from changes in accounting principles, is recognized in the consolidated statements of income. Amount excludes unrealized losses relating to non-credit factors.

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

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the six months ended June 30, 2020:

State and Municipal
(In thousands)
Allowance for expected credit losses at January 1, 2020	$—
Cumulative effect adjustment resulting from changes in accounting principles	69
Provision for expected credit losses	879
Allowance for expected credit losses at June 30, 2020	$948

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended June 30, 2020:

State and Municipal
(In thousands)
Allowance for expected credit losses at April 1, 2020	$107
Provision for expected credit losses	841
Allowance for expected credit losses at June 30, 2020	$948

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the six months ended June 30, 2020:

	Foreign Government	Corporate	Total
(In thousands)
Allowance for expected credit losses at January 1, 2020	$—	$—	$—
Cumulative effect adjustment resulting from changes in accounting principles	35,645	—	35,645
Expected credit losses on securities for which credit losses were not previously recorded	12,494	6,797	19,291
Expected credit losses on securities for which credit losses were previously recorded	547	(3,758)	(3,211)
Reduction due to disposals	(3,917)	(2,315)	(6,232)
Allowance for expected credit losses at June 30, 2020	$44,769	$724	$45,493
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended June 30, 2020:

	Foreign Government	Corporate	Total
(In thousands)
Allowance for expected credit losses at April 1, 2020	$60,920	$6,436	$67,356
Expected credit losses on securities for which credit losses were not previously recorded	—	361	361
Expected credit losses on securities for which credit losses were previously recorded	(15,822)	(3,758)	(19,580)
Reduction due to disposals	(329)	(2,315)	(2,644)
Allowance for expected credit losses at June 30, 2020	$44,769	$724	$45,493

During the six months ended June 30, 2020, the Company increased the allowance for expected credit losses utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to the negative impact to the financial markets caused by COVID-19. As a result, the Company recognized an initial allowance for expected credit losses on securities that previously did not have an allowance, and increased the allowance for expected credit losses on existing securities due to higher default rate and lower recovery rate assumptions. Improved market pricing and credit ratings at June 30, 2020 compared to March 31, 2020 led to a decrease in the allowance for expected credit losses during the three months ended June 30, 2020.
        The amortized cost and fair value of fixed maturity securities at June 30, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$852,249	$832,105
Due after one year through five years	5,021,482	5,151,442
Due after five years through ten years	3,148,884	3,297,837
Due after ten years	2,863,378	2,844,608
Mortgage-backed securities	1,132,437	1,170,406
Total	$13,018,430	$13,296,398
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $948 thousand related to held to maturity securities.
At June 30, 2020 and December 31, 2019, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
        At June 30, 2020 and December 31, 2019, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
June 30, 2020
Common stocks	$144,674	$5,739	$(33,445)	$116,968	$116,968
Preferred stocks	174,621	79,440	(8,764)	245,297	245,297
Total	$319,295	$85,179	$(42,209)	$362,265	$362,265

December 31, 2019
Common stocks	$175,928	$16,967	$(26,090)	$166,805	$166,805
Preferred stocks	169,171	148,243	(3,599)	313,815	313,815
Total	$345,099	$165,210	$(29,689)	$480,620	$480,620

(8) Arbitrage Trading Account
        At June 30, 2020 and December 31, 2019, the fair and carrying values of the arbitrage trading account were $581 million and $401 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
        The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of June 30, 2020, the fair value of long option contracts outstanding was $202 thousand (notional amount of $5.2 million) and the fair value of short option contracts outstanding was $88 thousand (notional amount of $3.9 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
        Net investment income consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2020	2019	2020	2019
Investment income (losses) earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$105,843	$128,903	$233,861	$261,022
Investment funds	(57,552)	46,840	(16,975)	58,251
Arbitrage trading account	31,304	7,199	32,442	17,784
Real estate	5,045	5,174	11,141	9,481
Equity securities	2,726	1,303	4,288	2,591
Gross investment income	87,366	189,419	264,757	349,129
Investment expense	(1,935)	(1,086)	(4,563)	(2,542)
Net investment income	$85,431	$188,333	$260,194	$346,587

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
        The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $145 million as of June 30, 2020.
        Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	June 30,	December 31,	For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Real estate	$313,781	$412,275	$4,021	$13,078
Financial services	345,175	280,705	(6,881)	23,297
Energy	129,031	156,869	(20,968)	(6,422)
Transportation	142,840	147,034	(4,627)	9,536
Other funds	228,410	216,652	11,480	18,762
Total	$1,159,237	$1,213,535	$(16,975)	$58,251
        The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements. Accordingly, losses from investment funds for the second quarter of 2020 reflects the adverse impact from the disruption in global financial markets associated with COVID-19 during the first quarter of 2020.

(11) Real Estate
        Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	June 30,	December 31,
(In thousands)	2020	2019
Properties in operation	$1,623,579	$1,351,249
Properties under development	449,193	754,701
Total	$2,072,772	$2,105,950

        As of June 30, 2020, properties in operation included a long-term ground lease in Washington, D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, and the completed portion of a mixed-use project in Washington D.C.. Properties in operation are net of accumulated depreciation and amortization of $72,036,000 and $59,832,000 as of June 30, 2020 and December 31, 2019, respectively. Related depreciation expense was $13,776,000 and $8,931,000 for the six months ended June 30, 2020 and 2019, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $39,127,419 in 2020, $81,060,656 in 2021, $81,637,432 in 2022, $75,278,181 in 2023, $73,040,940 in 2024, $69,300,988 in 2025 and $660,961,934 thereafter.
The Company borrowed $101,750,000 through a non-recourse loan secured by the West Palm Beach office building in 2018. The loan matures in November 2028 and carries a fixed interest rate of 4.21%. The carrying value does not reflect the outstanding financing, which is reflected within senior notes and other debt on the Company's consolidated balance sheet.
        A mixed-use project in Washington, D.C. has been under development in 2020 and 2019, with the completed portion reported in properties in operation as of June 30, 2020.

(12) Loans Receivable

At June 30, 2020 and December 31, 2019, loans receivable are as follows:

(In thousands)	June 30, 2020	December 31, 2019
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$49,770	$58,541
Commercial loans	32,364	33,258
Total	$82,134	$91,799

Fair value:
Real estate loans	$54,088	$59,853
Commercial loans	32,364	34,760
Total	$86,452	$94,613
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
Loans receivable in non-accrual status were both $0.2 million as of June 30, 2020 and December 31, 2019.

The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the six months ended June 30, 2020:

	Real Estate Loans	Commercial Loans	Total
(In thousands)
Allowance for expected credit losses at January 1, 2020	$1,502	$644	$2,146
Cumulative effect adjustment resulting from changes in accounting principles	(905)	548	(357)
Provision for expected credit losses	3,721	3,209	6,930
Allowance for expected credit losses at June 30, 2020	$4,318	$4,401	$8,719
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended June 30, 2020:

	Real Estate Loans	Commercial Loans	Total
(In thousands)
Allowance for expected credit losses at April 1, 2020	$1,435	$2,493	$3,928
Provision for expected credit losses	2,883	1,908	4,791
Allowance for expected credit losses at June 30, 2020	$4,318	$4,401	$8,719
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

(13) Net Investment Gains (Losses)
         Net investment gains (losses) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net investment gains (losses):
Fixed maturity securities:
Gains	$14,844	$3,157	$19,775	$8,403
Losses	(9,234)	(3,377)	(14,081)	(6,895)
Equity securities (1):
Net realized gains (losses) on investment sales	5,727	(6)	5,727	23,339
Change in unrealized gains (losses)	61,914	69,418	(92,552)	111,496
Investment funds	913	41	31,096	58
Real estate (2)	(7,137)	3,021	(7,824)	5,767
Loans receivable	—	—	—	(970)
Other	(5,374)	1,320	(23,773)	1,028
Net realized and unrealized gains (losses) on investments in earnings before allowance for expected credit losses	61,653	73,574	(81,632)	142,226
Change in allowance for expected credit losses on investments (3):
Fixed maturity securities	21,023	—	(10,727)	—
Loans receivable	(4,791)	—	(6,930)	—
Change in allowance for expected credit losses on investments	16,232	—	(17,657)	—
Net investment gains (losses)	77,885	73,574	(99,289)	142,226
Income tax (expense) benefit	(18,098)	(15,451)	22,476	(29,867)
After-tax net investment gains (losses)	$59,787	$58,123	$(76,813)	$112,359

Change in unrealized investment gains on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$369,615	$146,629	$43,199	$321,123
Fixed maturity securities with allowance for expected credit losses	23,450	81	24,991	12
Investment funds	4,212	5,762	(3,434)	7,552
Other	(1,653)	(5,401)	(1,979)	(12,356)
Total change in unrealized investment gains	395,624	147,071	62,777	316,331
Income tax expense	(76,899)	(28,422)	(3,034)	(71,907)
Noncontrolling interests	(1)	30	1	(18)
After-tax change in unrealized investment gains of available for sale securities	$318,724	$118,679	$59,744	$244,406
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
(2) For the three and six months ended June 30, 2020, net investment losses on real estate includes an allowance of $8 million.
(3) The inclusion of the allowance for expected credit losses on investments commenced January 1, 2020 due to the adoption of ASU 2016-13. See Note 3 for more details.

(14) Fixed Maturity Securities in an Unrealized Loss Position
        The following tables summarize all fixed maturity securities in an unrealized loss position at June 30, 2020 and December 31, 2019 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2020
U.S. government and government agency	$42,279	$49	$20	$—	$42,299	$49
State and municipal	237,515	2,444	24,899	798	262,414	3,242
Mortgage-backed securities	55,367	1,458	57,184	360	112,551	1,818
Asset-backed securities	1,290,764	32,060	653,128	51,212	1,943,892	83,272
Corporate	531,733	34,588	49,806	7,154	581,539	41,742
Foreign government	78,803	5,786	38,726	27,157	117,529	32,943
Fixed maturity securities	$2,236,461	$76,385	$823,763	$86,681	$3,060,224	$163,066

December 31, 2019
U.S. government and government agency	$83,837	$618	$53,089	$857	$136,926	$1,475
State and municipal	365,184	4,245	127,210	1,682	492,394	5,927
Mortgage-backed securities	301,358	2,281	180,148	3,220	481,506	5,501
Asset-backed securities	755,259	2,307	774,508	19,183	1,529,767	21,490
Corporate	307,367	3,148	121,470	5,172	428,837	8,320
Foreign government	164,536	32,028	107,266	61,645	271,802	93,673
Fixed maturity securities	$1,977,541	$44,627	$1,363,691	$91,759	$3,341,232	$136,386
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
        A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2020 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	14	$52,126	$32,429
Corporate	18	47,404	9,320
Mortgage-backed securities	12	6,348	340
Asset-backed securities	2	279	6
Total	46	$106,157	$42,095
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

        The following tables present the assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2020
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$693,767	$—	$693,767	$—
State and municipal	3,604,695	—	3,604,695	—
Mortgage-backed securities	1,161,845	—	1,161,845	—
Asset-backed securities	3,098,198	—	3,098,198	—
Corporate	3,772,581	—	3,772,581	—
Foreign government	871,922	—	871,922	—
Total fixed maturity securities available for sale	13,203,008	—	13,203,008	—
Equity securities:
Common stocks	116,968	110,072	—	6,896
Preferred stocks	245,297	—	238,792	6,505
Total equity securities	362,265	110,072	238,792	13,401
Arbitrage trading account	580,950	393,067	187,883	—
Total	$14,146,223	$503,139	$13,629,683	$13,401
Liabilities:
Trading account securities sold but not yet purchased	$20,814	$20,814	$—	$—

December 31, 2019
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$786,931	$—	$786,931	$—
State and municipal	3,895,632	—	3,895,632	—
Mortgage-backed securities	1,625,594	—	1,625,594	—
Asset-backed securities	2,790,630	—	2,790,630	—
Corporate	4,156,415	—	4,156,415	—
Foreign government	847,076	—	847,076	—
Total fixed maturity securities available for sale	14,102,278	—	14,102,278	—
Equity securities:
Common stocks	166,805	157,752	—	9,053
Preferred stocks	313,815	—	307,310	6,505
Total equity securities	480,620	157,752	307,310	15,558
Arbitrage trading account	400,809	381,061	19,748	—
Total	$14,983,707	$538,813	$14,429,336	$15,558
Liabilities:
Trading account securities sold but not yet purchased	$36,143	$36,143	$—	$—

        The following tables summarize changes in Level 3 assets and liabilities for the six months ended June 30, 2020 and for the year ended December 31, 2019:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Six Months Ended June 30, 2020
Assets:
Equity securities:
Common stocks	$9,053	$(1,091)	$—	$—	$—	$(1,066)	$—	$—	$6,896
Preferred stocks	6,505	—	—	—	—	—	—	—	6,505
Total	$15,558	$(1,091)	$—	$—	$—	$(1,066)	$—	$—	$13,401

Year Ended December 31, 2019
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$99	$(26)	$61	$—	$—	$(134)	$—	$—	$—
Total	99	(26)	61	—	—	(134)	—	—	—
Equity securities:
Common stocks	8,596	2,005		—	—	(1,548)	—	—	9,053
Preferred stocks	3,945	(42)	—	—	2,602	—	—	—	6,505
Total	12,541	1,963	—	—	2,602	(1,548)	—	—	15,558
Arbitrage trading account	17,308	(8,731)	—	—	14,767	(38,233)	—	14,889	—
Total	$29,948	$(6,794)	$61	$—	$17,369	$(39,915)	$—	$14,889	$15,558
Liabilities:
Trading account securities sold but not yet purchased	$793	$133	$—	$—	$7,609	$(8,535)	$—	$—	$—
        For the quarter ended June 30, 2020, there were no securities transferred into or out of Level 3. For the year ended December 31, 2019, there were two common stocks transferred into Level 3 in the arbitrage trading account where publicly traded prices were no longer available, and both were sold by year end.

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

        The table below provides a reconciliation of the beginning and ending reserve balances:

	June 30,
(In thousands)	2020	2019
Net reserves at beginning of period	$10,697,998	$10,248,883
Cumulative effect adjustment resulting from changes in accounting principles	5,927	—
Restated net reserves at beginning of period	10,703,925	10,248,883
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	2,222,671	1,980,138
Increase in estimates for claims occurring in prior years (2) (3)	2,050	16,764
Loss reserve discount accretion	17,658	20,577
Total	2,242,379	2,017,479
Net payments for claims:
Current year	289,154	548,589
Prior years	1,545,471	1,200,906
Total	1,834,625	1,749,495
Foreign currency translation	(45,572)	(2,228)
Net reserves at end of period	11,066,107	10,514,639
Ceded reserves at end of period	2,022,797	1,805,639
Gross reserves at end of period	$13,088,904	$12,320,278
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $5 million and $11 million for the six months ended June 30, 2020 and 2019, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $8 million and increased by $9 million for the six months ended June 30, 2020 and 2019, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $7 million and $14 million for the six months ended June 30, 2020 and 2019, respectively.
The ongoing COVID-19 global pandemic has impacted, and will likely continue to impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and will likely be further impacted by COVID-19-related claims in certain lines of business, as well as by other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules, for example. Although it is still too early to determine, to date, it appears that the losses incurred due to COVID-19-related claims have been partially offset by lower claim frequency in certain lines of our businesses, including commercial auto. However, given the continuing nature of the pandemic, the impact of COVID-19 could ultimately increase or decrease overall loss cost trends and is likely to have differing impacts on the Company's different lines of business. For certain lines of business, such as contingency and event cancellation, the Company has received reported claims related to COVID-19, and it expects additional claims to be reported in the future. The Company has also received claims for other short-tailed lines related to business interruption and film production delays. Further, for workers’ compensation, nearly one-third of the states have enacted rules, legislation or administrative orders creating a presumption that certain “essential” workers who contract COVID-19 did so through the course of their employment. Several other states are considering similar actions, including with varying definitions of “essential” workers. While the ultimate impact of these presumptions are unknown at this time, the Company believes that such state actions will likely increase workers’ compensation claims with respect to workers deemed “essential,” although this impact may be partially offset by lower workers’ compensation claim frequency with respect to non-essential workers.
The Company has estimated the potential COVID-19 impact to its workers’ compensation, contingency and event cancellation, and other lines of business under a number of possible scenarios, however, due to COVID-19’s evolving impact and the limited amount of available data, there is a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, several states (and international jurisdictions), through regulation, legislation and/or judicial action, continue to seek to expand policy coverage terms beyond the policy’s intended coverage, including, for example, but not limited to, property coverages, where there are attempts to extend business interruption coverage where there is no physical damage or loss to property, and attempts to disregard policy exclusions for communicable disease. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
For the six months ended June 30, 2020, the Company has recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $143 million, of which $102 million relates to the Insurance segment and $41 million relates to the Reinsurance & Monoline Excess segment. Of the $143 million of COVID-19-related losses, $37 million are reported losses and $106 million is booked as IBNR.
During the six months ended June 30, 2020, favorable prior year development (net of additional and return premiums) of $7.0 million included $11.9 million of favorable development for the Insurance segment, partially offset by $4.9 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on professional liability business. The favorable workers’ compensation development was spread across many accident years, including prior to 2010, but was especially significant in accident year 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). Our ongoing workers’ compensation claims management efforts, including active medical case management and use of networks and specialty vendors to control medical and pharmaceutical benefit costs, have also added to the favorable workers’ compensation prior year development. The adverse professional liability development was concentrated in accident years 2016 through 2018 and predominately resulted from a greater than expected number of large losses being reported in the period in two niches of our professional liability business.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by non-proportional reinsurance assumed liability business written in the U.K., primarily from accident years 2014 through 2018. The development was driven by a greater than expected number of reported large losses during the period.
During the six months ended June 30, 2019, favorable prior year development (net of additional and return premiums) of $13.6 million included $17.2 million of favorable development for the Insurance segment, offset by $3.6 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on other liability business, commercial auto liability business, and medical malpractice business. The favorable workers’compensation development was spread across many accident years, including prior to 2009, but was most significant in accident years 2015 through 2018. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse other liability development was mainly related to accident years 2014 through 2016. It was driven by a higher than expected number of large losses being reported in the period, including both general liability and professional liability losses. The adverse commercial auto liability development was primarily related to accident year 2018, and was driven by a greater than expected number of large losses during the period. The adverse medical malpractice development was primarily related to accident years 2013 through 2016, and stemmed from a discontinued book of business at one of our operating units.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by U.S. casualty facultative business from accident years 2009 and prior related to construction projects.

(17) Fair Value of Financial Instruments
        The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,281,085	$13,296,398	$14,180,961	$14,194,955
Equity securities	362,265	362,265	480,620	480,620
Arbitrage trading account	580,950	580,950	400,809	400,809
Loans receivable	82,134	86,452	91,799	94,613
Cash and cash equivalents	2,430,826	2,430,826	1,023,710	1,023,710
Trading account receivables from brokers and clearing organizations	254,230	254,230	423,543	423,543
Due from broker	993	993	—	—
Liabilities:
Due to broker	—	—	27,116	27,116
Trading account securities sold but not yet purchased	20,814	20,814	36,143	36,143
Subordinated debentures	1,199,198	1,219,704	1,198,704	1,274,088
Senior notes and other debt	1,725,449	1,935,507	1,427,575	1,582,290
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

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2020	2019	2020	2019
Written premiums:
Direct	$1,892,359	$1,883,032	$3,856,848	$3,712,847
Assumed	239,887	206,828	506,769	423,243
Ceded	(392,428)	(346,396)	(777,953)	(683,025)
Total net premiums written	$1,739,818	$1,743,464	$3,585,664	$3,453,065

Earned premiums:
Direct	$1,804,844	$1,773,437	$3,634,558	$3,497,047
Assumed	232,996	198,661	461,210	386,852
Ceded	(360,925)	(325,257)	(727,435)	(644,202)
Total net premiums earned	$1,676,915	$1,646,841	$3,368,333	$3,239,697

Ceded losses and loss expenses incurred	$232,873	$239,267	$468,055	$412,314
Ceded commissions earned	$85,593	$73,092	$166,638	$144,109
        The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the six months ended June 30, 2020:

(In thousands)
Allowance for expected credit losses at January 1, 2020	$19,823
Cumulative effect adjustment resulting from changes in accounting principles	1,270
Provision for expected credit losses	1,013
Allowance for expected credit losses at June 30, 2020	$22,106

The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended June 30, 2020:

(In thousands)
Allowance for expected credit losses at April 1, 2020	$21,524
Provision for expected credit losses	582
Allowance for expected credit losses at June 30, 2020	$22,106
        The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses. The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the six months ended June 30, 2020:

(In thousands)
Allowance for expected credit losses at January 1, 2020	$690
Cumulative effect adjustment resulting from changes in accounting principles	5,927
Provision for expected credit losses	558
Allowance for expected credit losses at June 30, 2020	$7,175
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended June 30, 2020:

(In thousands)
Allowance for expected credit losses at April 1, 2020	$6,800
Provision for expected credit losses	375
Allowance for expected credit losses at June 30, 2020	$7,175

(19) Restricted Stock Units
        Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $23 million and $25 million for the six months ended June 30, 2020 and 2019, respectively. A summary of RSUs issued in the six months ended June 30, 2020 and 2019 follows:

($ in thousands)	Units	Fair Value
2020	724	$57
2019	5,141	$308

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
        The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2020	2019	2020	2019
Leases:
Lease cost	$10,878	$10,680	$22,114	$22,235
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,479	$11,132	$22,309	$22,789
Right-of-use assets obtained in exchange for new lease liabilities	$2,682	$2,918	$4,294	$7,884

	As of June 30,
($ in thousands)	2020	2019
Right-of-use assets	$180,011	$179,984
Lease liabilities	$219,444	$209,107
Weighted-average remaining lease term	6.8 years	6.6 years
Weighted-average discount rate	5.94%	5.97%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	June 30, 2020
Contractual Maturities:
2020	$24,525
2021	45,891
2022	41,509
2023	37,649
2024	31,401
Thereafter	78,745
Total undiscounted future minimum lease payments	259,720
Less: Discount impact	(40,276)
Total lease liability	$219,444

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
•Reinsurance & Monoline Excess - reinsurance business on a facultative and treaty basis, primarily in the United States, the United Kingdom, Continental Europe, Australia, the Asia-Pacific Region and South Africa, as well as operations that solely retain risk on an excess basis.
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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended June 30, 2020
Insurance	$1,465,044	$44,105	$8,018	$1,517,167	$76,546	$48,607
Reinsurance & Monoline Excess	211,871	23,461	—	235,332	12,566	10,689
Corporate, other and eliminations (3)	—	17,865	87,777	105,642	(61,548)	(47,823)
Net investment gains	—	—	77,885	77,885	77,885	59,787
Total	$1,676,915	$85,431	$173,680	$1,936,026	$105,449	$71,260
Three months ended June 30, 2019
Insurance	$1,475,184	$132,403	$13,687	$1,621,274	$225,871	$179,241
Reinsurance & Monoline Excess	171,657	44,449	—	216,106	52,635	41,864
Corporate, other and eliminations (3)	—	11,481	100,949	112,430	(78,344)	(62,519)
Net investment gains	—	—	73,574	73,574	73,574	58,123
Total	$1,646,841	$188,333	$188,210	$2,023,384	$273,736	$216,709
Six months ended June 30, 2020
Insurance	$2,949,999	$167,564	$16,490	$3,134,053	$252,493	$185,467
Reinsurance & Monoline Excess	418,334	61,171	—	479,505	49,080	39,877
Corporate, other and eliminations (3)	—	31,459	200,907	232,366	(103,302)	(81,689)
Net investment losses	—	—	(99,289)	(99,289)	(99,289)	(76,813)
Total	$3,368,333	$260,194	$118,108	$3,746,635	$98,982	$66,842
Six Months Ended June 30, 2019
Insurance	$2,902,218	$232,444	$26,931	$3,161,593	$410,387	$325,234
Reinsurance & Monoline Excess	337,479	84,023	—	421,502	97,490	77,389
Corporate, other and eliminations (3)	—	30,120	204,965	235,085	(146,928)	(117,551)
Net investment gains	—	—	142,226	142,226	142,226	112,359
Total	$3,239,697	$346,587	$374,122	$3,960,406	$503,175	$397,431
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign countries for the three months ended June 30, 2020 and 2019 were $149 million and $179 million, respectively, and for the six months ended June 30, 2020 and 2019 were $317 million and $349 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended June 30, 2020 and 2019 were $65 million and $62 million, respectively, and for the six months ended June 30, 2020 and 2019 were $134 million and $121 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	June 30, 2020	December 31, 2019
Insurance	$20,422,642	$20,005,802
Reinsurance & Monoline Excess	4,559,313	4,710,819
Corporate, other and eliminations	2,341,337	1,913,409
Consolidated	$27,323,292	$26,630,030

        Net premiums earned by major line of business are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2020	2019	2020	2019
Insurance:
Other liability	$544,465	$505,621	$1,091,594	$996,282
Short-tail lines (1)	295,968	305,852	591,446	594,943
Workers' compensation	278,699	330,510	580,299	657,186
Commercial automobile	190,335	188,278	379,978	369,203
Professional liability	155,577	144,923	306,682	284,604
Total Insurance	1,465,044	1,475,184	2,949,999	2,902,218

Reinsurance & Monoline Excess:
Casualty reinsurance	130,459	95,109	253,190	185,939
Monoline excess (2)	41,062	39,400	83,224	78,381
Property reinsurance	40,350	37,148	81,920	73,159
Total Reinsurance & Monoline Excess	211,871	171,657	418,334	337,479

Total	$1,676,915	$1,646,841	$3,368,333	$3,239,697
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
        The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities. Returns available on fixed maturity investments have been at low levels for an extended period. A portion of the Company’s fixed maturity securities include investments in collateralized loan obligations with exposure to a diverse group of industries. As of June 30, 2020, approximately 97% of the Company’s collateralized loan obligation portfolio has an average rating of “AA” or higher. As a result, the Company believes that its collateralized loan obligation portfolio is well-positioned despite the current market environment.
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
The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has materially and adversely affected our results of operations. For the six months ended June 30, 2020, the Company recorded approximately $143 million for COVID-19-related losses, net of reinsurance, and reinstatement premiums of approximately $21 million. The ultimate impact of COVID-19 on the economy and on the Company’s results of operations, financial position and liquidity is uncertain and not within the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect the Company's operations and financial position until late in the first quarter of 2020, its impact on the Company’s first six months of 2020 is not necessarily indicative of its impact for the remainder of 2020 or beyond. Despite the effects of COVID-19 to date, the Company’s financial position and liquidity improved during the second quarter.
The impact of the COVID-19 pandemic on our results of operations, financial position and liquidity is expected to include, among others:
Adverse Legislative and Regulatory Action. Legislative and regulatory initiatives taken or that may be taken in response to COVID-19, such as those that seek to retroactively mandate or provide a presumption of coverage for losses which our insurance policies would not otherwise cover and were not priced to cover, may adversely affect us, particularly in our workers’ compensation and property coverages businesses.

Claim Losses Related to COVID-19 May Exceed Reserves. Given the great uncertainties associated with COVID-19 and its impact and the limited information upon which our current assumptions and assessments have been made, our reserves and underlying estimated level of claim losses and costs arising from COVID-19 may materially change.
Claim Losses and Adjustment Expenses May Increase. As the effects of COVID-19 on industry practices and economic, legal, judicial, social and other environmental conditions continue to evolve, unexpected and unintended issues related to claims and coverages may emerge (including in the area of property coverages where physical damage requirements and communicable disease exclusions are currently being challenged).
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
Premium Volumes May Be Negatively Impacted. Reduced economic activity relating to the COVID-19 pandemic will likely decrease demand for our insurance products and services. In addition, we may alter our view on the insurance coverages that are appropriate to offer in various jurisdictions, which could further negatively impact our premium volumes.
Investments. Further disruptions in global financial markets due to the continuing impact of COVID-19 could cause us to incur additional unrealized and/or realized investment losses (beyond the investment fund losses incurred to date), including impairments in our fixed income portfolio and other investments.
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
Operational Disruptions and Costs. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or other third party service providers are unable to continue to work because of illness, government directives or otherwise. In response to the COVID-19 pandemic, we have implemented remote working policies which have resulted in disruptions to our business routines, heightened risk to cybersecurity attacks and data security incidents and a greater dependency on internet and telecommunication access and capabilities.
For additional information on the risks posed by COVID-19, see “The COVID-19 pandemic has materially and adversely affected our results of operations, and is expected to continue and therefore may materially and adversely affect, our results of operations, financial position and liquidity” included in “Part II-Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
        The following presents a discussion of accounting policies and estimates relating to reserves for losses and loss expenses, assumed premiums and allowance for expected credit losses on investments. Management believes these policies and estimates are the most critical to its operations and require the most difficult, subjective and complex judgments.
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
        Our net reserves for losses and loss expenses of approximately $11.1 billion as of June 30, 2020 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
        Approximately $2.5 billion, or 23%, of the Company’s net loss reserves as of June 30, 2020 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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

        Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	June 30, 2020	December 31, 2019
Insurance	$8,522,064	$8,193,381
Reinsurance & Monoline Excess	2,544,043	2,504,617
Net reserves for losses and loss expenses	11,066,107	10,697,998
Ceded reserves for losses and loss expenses	2,022,797	1,885,251
Gross reserves for losses and loss expenses	$13,088,904	$12,583,249

        Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
June 30, 2020
Other liability	$1,447,134	$2,672,756	$4,119,890
Workers’ compensation (1)	950,242	938,083	1,888,325
Professional liability	410,806	761,104	1,171,910
Commercial automobile	409,928	326,454	736,382
Short-tail lines (2)	269,752	335,805	605,557
Total Insurance	3,487,862	5,034,202	8,522,064
Reinsurance & Monoline Excess (1) (3)	1,443,618	1,100,425	2,544,043
Total	$4,931,480	$6,134,627	$11,066,107

December 31, 2019
Other liability	$1,421,378	$2,522,957	$3,944,335
Workers’ compensation (1)	918,619	964,102	1,882,721
Professional liability	399,411	713,433	1,112,844
Commercial automobile	412,036	300,339	712,375
Short-tail lines (2)	271,192	269,914	541,106
Total Insurance	3,422,636	4,770,745	8,193,381
Reinsurance & Monoline Excess (1) (3)	1,469,363	1,035,254	2,504,617
Total	$4,891,999	$5,805,999	$10,697,998
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $506 million and $530 million as of June 30, 2020 and December 31, 2019, respectively.
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

        Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the six months ended June 30, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Net increase in prior year loss reserves	$(2,050)	$(16,764)
Increase in prior year earned premiums	9,077	30,323
Net favorable prior year development	$7,027	$13,559
The ongoing COVID-19 global pandemic has impacted, and will likely continue to impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and will likely be further impacted by COVID-19-related claims in certain lines of business, as well as by other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules, for example. Although it is still too early to determine, to date, it appears that the losses incurred due to COVID-19-related claims have been partially offset by lower claim frequency in certain lines of our businesses, including commercial auto. However, given the continuing nature of the pandemic, the impact of COVID-19 could ultimately increase or decrease overall loss cost trends and is likely to have differing impacts on the Company's different lines of business. For certain lines of business, such as contingency and event cancellation, the Company has received reported claims related to COVID-19, and it expects additional claims to be reported in the future. The Company has also received claims for other short-tailed lines related to business interruption and film production delays. Further, for workers’ compensation, nearly one-third of the states have enacted rules, legislation or administrative orders creating a presumption that certain “essential” workers who contract COVID-19 did so through the course of their employment. Several other states are considering similar actions, including with varying definitions of “essential” workers. While the ultimate impact of these presumptions are unknown at this time, the Company believes that such state actions will likely increase workers’ compensation claims with respect to workers deemed “essential,” although this impact may be partially offset by lower workers’ compensation claim frequency with respect to non-essential workers.
The Company has estimated the potential COVID-19 impact to its workers’ compensation, contingency and event cancellation, and other lines of business under a number of possible scenarios, however, due to COVID-19’s evolving impact and the limited amount of available data, there is a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, several states (and international jurisdictions), through regulation, legislation and/or judicial action, continue to seek to expand policy coverage terms beyond the policy’s intended coverage, including, for example, but not limited to, property coverages, where there are attempts to extend business interruption coverage where there is no physical damage or loss to property, and attempts to disregard policy exclusions for communicable disease. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
For the six months ended June 30, 2020, the Company has recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $143 million, of which $102 million relates to the Insurance segment and $41 million relates to the Reinsurance & Monoline Excess segment. Of the $143 million of COVID-19-related losses, $37 million are reported losses and $106 million is booked as IBNR.
During the six months ended June 30, 2020, favorable prior year development (net of additional and return premiums) of $7.0 million included $11.9 million of favorable development for the Insurance segment, partially offset by $4.9 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on professional liability business. The favorable workers’ compensation development was spread across many accident years, including prior to 2010, but was especially significant in accident year 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). Our ongoing workers’ compensation claims management efforts, including active medical case management and use of networks and specialty vendors to control medical and pharmaceutical benefit costs, have also added to the favorable workers’ compensation prior year development. The adverse professional liability development was concentrated in accident years 2016 through 2018 and predominately resulted from a greater than expected number of large losses being reported in the period in two niches of our professional liability business.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by non-proportional reinsurance assumed liability business written in the U.K., primarily from accident years 2014 through 2018. The development was driven by a greater than expected number of reported large losses during the period.
        During the six months ended June 30, 2019, favorable prior year development (net of additional and return premiums) of $13.6 million included $17.2 million of favorable development for the Insurance segment, offset by $3.6 million of adverse development for the Reinsurance & Monoline Excess segment.

The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on other liability business, commercial auto liability business, and medical malpractice business. The favorable workers’compensation development was spread across many accident years, including prior to 2009, but was most significant in accident years 2015 through 2018. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse other liability development was mainly related to accident years 2014 through 2016. It was driven by a higher than expected number of large losses being reported in the period, including both general liability and professional liability losses. The adverse commercial auto liability development was primarily related to accident year 2018, and was driven by a greater than expected number of large losses during the period. The adverse medical malpractice development was primarily related to accident years 2013 through 2016, and stemmed from a discontinued book of business at one of our operating units.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by U.S. casualty facultative business from accident years 2009 and prior related to construction projects.
        Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,687 million and $1,731 million at June 30, 2020 and December 31, 2019, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $506 million and $530 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
        Substantially all of the workers’ compensation discount (97% of total discounted reserves at June 30, 2020) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
        The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at June 30, 2020), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
        Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $44 million at June 30, 2020 and $43 million at December 31, 2019. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
        Allowance for Expected Credit Losses on Investments.
        Fixed Maturity Securities – For fixed maturity securities in an unrealized loss position where the Company intends to sell, or it is more likely than not that it will be required to sell the security before recovery in value, the amortized cost basis is written down to fair value through net investment gains (losses). For fixed maturity securities in an unrealized loss position where the Company does not intend to sell, or it is more likely than not that it will not be required to sell the security before recovery in value, the Company evaluates whether the decline in fair value has resulted from credit losses or all other factors (non-credit factors). In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for expected credit losses is recorded for the credit loss through net investment gains (losses), limited by the amount that the fair value is less than the amortized cost basis. Effective January 1,

2020, the allowance is adjusted for any change in expected credit losses and subsequent recoveries through net investment gains (losses). The impairment related to non-credit factors is recognized in other comprehensive income (loss) .
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
        A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at June 30, 2020 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	14	$52,126	$32,429
Corporate	18	47,404	9,320
Mortgage-backed securities	12	6,348	340
Asset-backed securities	2	279	6
Total	46	$106,157	$42,095
        As of June 30, 2020, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $46 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $9 million and $2 million as of June 30, 2020 and December 31, 2019, respectively.
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
        The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of June 30, 2020:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,002,127	98.5%
Syndicate manager	39,913	0.3
Directly by the Company based on:
Observable data	160,968	1.2
Total	$13,203,008	100.0%
        Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2020, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Six Months Ended June 30, 2020 and 2019
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the six months ended June 30, 2020 and 2019. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2020	2019
Insurance:
Gross premiums written	$3,859,511	$3,715,850
Net premiums written	3,126,475	3,071,964
Net premiums earned	2,949,999	2,902,218
Loss ratio	66.1%	62.5%
Expense ratio	31.0%	31.4%
GAAP combined ratio	97.1%	93.9%
Reinsurance & Monoline Excess:
Gross premiums written	$504,107	$420,240
Net premiums written	459,189	381,101
Net premiums earned	418,334	337,479
Loss ratio	70.3%	60.0%
Expense ratio	32.6%	36.0%
GAAP combined ratio	102.9%	96.0%
Consolidated:
Gross premiums written	$4,363,618	$4,136,090
Net premiums written	3,585,664	3,453,065
Net premiums earned	3,368,333	3,239,697
Loss ratio	66.6%	62.2%
Expense ratio	31.2%	31.9%
GAAP combined ratio	97.8%	94.1%
        Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the six months ended June 30, 2020 and 2019:

(In thousands, except per share data)	2020	2019
Net income to common stockholders	$66,842	$397,431
Weighted average diluted shares	190,078	192,804
Net income per diluted share	$0.35	$2.06
        The Company reported net income to common stockholders of $67 million in 2020 compared to $397 million in 2019. The $330 million decrease in net income was primarily due to an after-tax decrease in net investment gains of $191 million (primarily resulting from disruption in global financial markets related to COVID-19, and the adoption of the new credit loss accounting standard set forth in ASU 2016-13), an after-tax decrease in underwriting income of $91 million primarily from COVID-19-related losses, an after-tax decrease in net investment income of $68 million primarily due to losses from investment funds, reduced investment yields in fixed maturity securities and repositioning a larger portion of the investment portfolio to cash and cash equivalents, an increase in tax expense of $12 million due to a change in the effective tax rate, and an after-tax decrease in profits from non-insurance businesses of $3 million, partially offset by an after-tax increase in foreign currency gains of $18 million from the strengthening U.S. dollar, an after-tax decrease in corporate expenses of $7 million, an after-tax decrease in interest expense of $5 million, and an after-tax increase in profit from insurance service businesses of $5 million. The number of weighted average diluted shares decreased by approximately 3 million for the the six months ended June 30, 2020 compared to six months ended June 30, 2019 mainly reflecting shares repurchased in the first six months of 2020.

        Premiums. Gross premiums written were $4,364 million in 2020, an increase of 6% from $4,136 million in 2019. The increase was due to a $144 million increase in the Insurance segment and a $84 million increase in the Reinsurance & Monoline Excess segment. Approximately 79% of premiums expiring in 2020 were renewed, and 80% of premiums expiring in 2019 were renewed.
        Average renewal premium rates for insurance and facultative reinsurance increased 10.0% in 2020 when adjusted for changes in exposures, and increased 12.3% excluding workers' compensation.
        A summary of gross premiums written in 2020 compared with 2019 by line of business within each business segment follows:
•Insurance - gross premiums increased 4% to $3,860 million in 2020 from $3,716 million in 2019. Gross premiums increased $126 million (10%) for other liability, $69 million (15%) for professional liability, and $55 million (6%) for short-tail lines, and decreased $104 million (15%) for workers' compensation and $2 million (less than 1%) for commercial auto.
•Reinsurance & Monoline Excess - gross premiums increased 20% to $504 million in 2020 from $420 million in 2019. Gross premiums increased $67 million (30%) for casualty reinsurance, $13 million (14%) for property reinsurance and $4 million (3%) for monoline excess.
        Net premiums written were $3,586 million in 2020, an increase of 4% from $3,453 million in 2019. Ceded reinsurance premiums as a percentage of gross written premiums were 18% in 2020 and 17% in 2019. The cession rate increased primarily because of reinstatement premiums associated with COVID-19 related claims activity.
        Premiums earned increased 4% to $3,368 million in 2020 from $3,240 million in 2019. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2020 are related to business written during both 2020 and 2019. Audit premiums were $83 million in 2020 compared with $100 million in 2019.
        Net Investment Income. Following is a summary of net investment income for the six months ended June 30, 2020 and 2019:

	Amount		Average Annualized Yield
($ in thousands)	2020	2019	2020	2019
Fixed maturity securities, including cash and cash equivalents and loans receivable	$233,861	$261,022	3.1%	3.5%
Investment funds	(16,975)	58,251	(2.8)	8.4
Arbitrage trading account	32,442	17,784	11.6	8.5
Real estate	11,141	9,481	1.1	0.9
Equity securities	4,288	2,591	2.4	2.1
Gross investment income	264,757	349,129	2.7	3.7
Investment expenses	(4,563)	(2,542)	—	—
Total	$260,194	$346,587	2.7%	3.6%
        Net investment income decreased 25% to $260 million in 2020 from $347 million in 2019 due primarily to a $75 million decrease in income from investment funds (as a result of the impact of the disruption in global financial markets associated with COVID-19 during the first quarter of 2020, as investment funds are reported on a one-quarter lag), a $27 million decrease in income from fixed maturity securities mainly driven by lower investment yields and repositioning a larger portion of the investment portfolio to cash and cash equivalents, and a $2 million increase in investment expense, partially offset by a $15 million increase from the arbitrage trading account, a $1 million increase in real estate and a $1 million increase from equity securities. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to react quickly to changes in the current environment. Average invested assets, at cost (including cash and cash equivalents), were $19.5 billion in 2020 and $19.0 billion in 2019.
        Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $46 million in 2020 from $48 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.

        Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $82 million in 2020 compared with net gains of $142 million in 2019. The losses of $82 million in 2020 reflect net realized gains on investments of $11 million and an increase in unrealized losses on equity securities of $93 million driven by the disruption in global financial markets associated with COVID-19 during the first six months of 2020. In 2019, the gains of $142 million reflected net realized gains on investment sales of $31 million and an increase in unrealized gains on equity securities of $111 million.
Change in Allowance for Expected Credit Losses on Investments. Effective January 1, 2020, the Company adopted accounting guidance for credit losses on financial instruments. The cumulative effective adjustment from the change in accounting principle was $25 million after-tax, which decreased opening retained earnings and increased AOCI. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the six months ended June 30, 2020, the pre-tax change in allowance for expected credit losses on investments increased by $18 million ($14 million after-tax), which is reflected in net investment gains (losses).
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $169 million in 2020 and $181 million in 2019. The decrease mainly relates to a reduction in revenues from the aviation-related businesses impacted by COVID-19.
        Losses and Loss Expenses. Losses and loss expenses increased to $2,242 million in 2020 from $2,017 million in 2019. The consolidated loss ratio was 66.6% in 2020 and 62.2% in 2019. Catastrophe losses, net of reinsurance recoveries, were $225 million (including losses of approximately $143 million related to COVID-19 primarily comprised of IBNR) in 2020 and $38 million in 2019. Favorable prior year reserve development (net of premium offsets) was $7 million in 2020 and $14 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development was 60.1% in 2020 and 61.5% in 2019.
        A summary of loss ratios in 2020 compared with 2019 by business segment follows:
•Insurance - The loss ratio was 66.1% in 2020 and 62.5% in 2019. Catastrophe losses were $171 million in 2020 compared with $38 million in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $102 million, which was included in catastrophe losses and primarily related to contingency and event cancellation coverage, workers’ compensation and short-tail lines. Favorable prior year reserve development was $12 million in 2020 and $17 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.2 points to 60.6% in 2020 from 61.8% in 2019.
•Reinsurance & Monoline Excess - The loss ratio was 70.3% in 2020 and 60.0% in 2019. Catastrophe losses were $54 million in 2020 compared with $0.1 million in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $41 million, which was included in catastrophe losses and primarily related to excess workers’ compensation and short-tail lines. Adverse prior year reserve development was $5 million in 2020 and $3 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.7 points to 56.2% in 2020 from 58.9% in 2019.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2020	2019
Policy acquisition and insurance operating expenses	$1,051,158	$1,031,951
Insurance service expenses	42,995	51,343
Net foreign currency gains	(28,923)	(6,494)
Other costs and expenses	93,943	103,116
Total	$1,159,173	$1,179,916
        Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 2% and net premiums earned increased 4% from 2019. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 31.2% in 2020 and 31.9% in 2019. The improvement is primarily attributable to higher net premiums earned and lower travel and entertainment expenses due to the global pandemic. However, to the extent our net premiums earned decrease, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
        Service expenses, which represent the costs associated with the fee-based businesses, decreased to $43 million in 2020 from $51 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.
        Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $29 million in 2020 compared to gains of $6 million in 2019, mainly resulting from the continued strengthening of the U.S. dollar in relation to the Argentine peso and U.K sterling in 2020.
        Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $94 million in 2020 from $103 million in 2019, primarily due to a reduction in non-recurring performance-based compensation costs which occurred in 2019.
        Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $171 million in 2020 compared to $178 million in 2019. The decrease mainly relates to a reduction of aviation-related business impacted by COVID-19 in 2020.
Interest Expense. Interest expense was $75 million in 2020 compared with $81 million in 2019. During 2019, the Company repaid at maturity $489 million aggregate principal amount of senior notes and other debt. In December 2019, the Company issued $300 million aggregate principal amount of 5.10% subordinated debentures due 2059. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. Accordingly, the timing of the debt repayment in 2019 and issuance in 2020 led to the decrease in interest expense for the six months ended June 30, 2020 compared to the same period in 2019.
Income Taxes. The effective income tax rate was 31.2% in 2020 and 20.7% in 2019. The effective income tax rate differs from the federal income tax rate of 21% principally because foreign jurisdictions were limited on the utilization of losses at different tax rates, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation.
        The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $96 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended June 30, 2020 and 2019
Business Segment Results
        Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended June 30, 2020 and 2019. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2020	2019
Insurance:
Gross premiums written	$1,917,702	$1,905,367
Net premiums written	1,543,157	1,574,585
Net premiums earned	1,465,044	1,475,184
Loss ratio	67.0%	62.9%
Expense ratio	30.7%	30.9%
GAAP combined ratio	97.7%	93.8%
Reinsurance & Monoline Excess:
Gross premiums written	$214,544	$184,494
Net premiums written	196,661	168,879
Net premiums earned	211,871	171,657
Loss ratio	72.2%	59.2%
Expense ratio	32.9%	36.0%
GAAP combined ratio	105.1%	95.2%
Consolidated:
Gross premiums written	$2,132,246	$2,089,861
Net premiums written	1,739,818	1,743,464
Net premiums earned	1,676,915	1,646,841
Loss ratio	67.7%	62.4%
Expense ratio	31.0%	31.5%
GAAP combined ratio	98.7%	93.9%
        Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended June 30, 2020 and 2019:

(In thousands, except per share data)	2020	2019
Net income to common stockholders	$71,260	$216,709
Weighted average diluted shares	187,862	193,059
Net income per diluted share	$0.38	$1.12
        The Company reported net income to common stockholders of $71 million in 2020 compared to $217 million in 2019. The $146 million decrease in net income was primarily due to an after-tax decrease in net investment income of $81 million mainly from losses from investment funds, reduced investment yields in fixed maturity securities and repositioning a larger portion of the investment portfolio to cash and cash equivalents, an after-tax decrease in underwriting income of $61 million primarily from COVID-19-related losses, an increase of $13 million in tax expense due to a change in the effective tax rate, an after-tax decrease of $2 million in other income, an after-tax decrease in profits from non-insurance businesses of $1 million, and an after-tax increase in corporate expenses of $1 million, partially offset by an after-tax increase in foreign currency gains of $6 million from the strengthening U.S. dollar, an after-tax increase in net investment gains of $3 million, an after-tax increase in profit from insurance service businesses of $2 million, and an after-tax decrease in interest expense of $2 million. The number of weighted average diluted shares has been reduced by approximately 5 million for the three months ended June 30, 2020 due to the repurchase of common shares in 2020.
        Premiums. Gross premiums written were $2,132 million in 2020, an increase of 2% from $2,090 million in 2019. The increase was due to a $12 million increase in the Insurance segment and a $30 million increase in the Reinsurance & Monoline Excess segment. Approximately 78% of premiums expiring in 2020 were renewed, and 81% of premiums expiring in 2019 were renewed.

        Average renewal premium rates for insurance and facultative reinsurance increased 10.9% in 2020 when adjusted for changes in exposures, and increased 13.0% excluding workers' compensation.
        A summary of gross premiums written in 2020 compared with 2019 by line of business within each business segment follows:
•Insurance - gross premiums increased 1% to $1,918 million in 2020 from $1,905 million in 2019. Gross premiums increased $35 million (14%) for professional liability, $29 million (4%) for other liability, $11 million (2%) for short-tail lines, and $9 million (4%) for commercial auto and decreased $71 million (20%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 16% to $215 million in 2020 from $184 million in 2019. Gross premiums increased $28 million (25%) for casualty reinsurance and $7 million (14%) for property reinsurance and decreased $4 million (16%) for monoline excess.
        Net premiums written were $1,740 million in 2020, a less then 1% decrease from $1,743 million in 2019. Ceded reinsurance premiums as a percentage of gross written premiums were 18% in 2020 and 17% in 2019. The cession rate increased primarily because of reinstatement premiums associated with COVID-19 related claims activity.
        Premiums earned increased 2% to $1,677 million in 2020 from $1,647 million in 2019. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2020 are related to business written during both 2020 and 2019. Audit premiums were $41 million in 2020 and $58 million in 2019.
        Net Investment Income. Following is a summary of net investment income for the three months ended June 30, 2020 and 2019:

	Amount		Average Annualized Yield
($ in thousands)	2020	2019	2020	2019
Fixed maturity securities, including cash and cash equivalents and loans receivable	$105,843	$128,903	2.7%	3.4%
Investment funds	(57,552)	46,840	(19.4)	13.4
Arbitrage trading account	31,304	7,199	20.6	7.0
Real estate	5,045	5,174	1.0	1.0
Equity securities	2,726	1,303	3.1	2.1
Gross investment income	87,366	189,419	1.8	4.0
Investment expenses	(1,935)	(1,086)	—	—
Total	$85,431	$188,333	1.7%	3.9%
        Net investment income decreased 55% to $85 million in 2020 from $188 million in 2019 due primarily to a $104 million decrease in income from investment funds mainly due to losses from energy funds, financial services funds and transportation funds. Investment funds are generally reported on a one-quarter lag, and accordingly, losses from investment funds for the second quarter of 2020 reflects the adverse impact from the disruption in global financial markets associated with COVID-19 during the first quarter of 2020. In addition to this decrease, there was a $23 million decrease in fixed maturity securities as a result of lower investment yields and repositioning a larger portion of the investment portfolio to cash and cash equivalents and a $1 million decrease in investment expenses, offset by a $24 million increase from the arbitrage trading account and a $1 million increase in equity securities. The Company has maintained a shortened duration of its fixed maturity security portfolio. This has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to react quickly to changes in the current environment. Average invested assets, at cost (including cash and cash equivalents), were $19.6 billion in 2020 and $19.1 billion in 2019.
        Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $20 million in 2020 from $22 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.
        Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized gains on investments were $62 million in 2020 compared with $74 million in 2019. The gains of $62 million in 2020 reflected net realized losses on investments of $261 thousand and an increase in unrealized gains on equity securities of $62 million. In 2019, the gains of $74 million reflected net realized gains on investment sales of $4 million and an increase in unrealized gains on equity securities of $70 million.
Change in Allowance for Expected Credit Losses on Investments. Effective January 1, 2020, the Company adopted accounting guidance for credit losses on financial instruments. The cumulative effective adjustment from the change in accounting principle was $25 million after-tax, which decreased opening retained earnings and increased AOCI. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended June 30, 2020, the pre-tax change in allowance for expected credit losses on investments decreased by $16 million ($13 million after-tax), which is reflected in net investment gains (losses).
        Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $76 million in 2020 and $89 million in 2019. The decrease mainly relates to reduction in revenues from the aviation-related businesses impacted by COVID-19.
        Losses and Loss Expenses. Losses and loss expenses increased to $1,135 million in 2020 from $1,029 million in 2019. The consolidated loss ratio was 67.7% in 2020 and 62.4% in 2019. Catastrophe losses, net of reinsurance recoveries, were $146 million in 2020 (including losses of approximately $86 million related to COVID-19 primarily comprised of IBNR) and $26 million in 2019. Favorable prior year reserve development (net of premium offsets) was $3 million in 2020 and $7 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development was 59.2% in 2020 and 61.3% in 2019.
        A summary of loss ratios in 2020 compared with 2019 by business segment follows:
•Insurance - The loss ratio was 67.0% in 2020 and 62.9% in 2019. Catastrophe losses were $114 million in 2020 compared with $25 million in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $65 million, which was included in catastrophe losses and primarily related to contingency and event cancellation coverage, workers’ compensation and short-tail lines. Favorable prior year reserve development was $5 million in 2020 and $8 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.2 points to 59.5% in 2020 from 61.7% in 2019.
•Reinsurance & Monoline Excess - The loss ratio was 72.2% in 2020 and 59.2% in 2019. Catastrophe losses were $32 million in 2020 compared with $0.1 million in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $21 million, which was included in catastrophe losses and primarily related to excess workers’ compensation and short-tail lines. Adverse prior year reserve development was $2 million in 2020 and $1 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 2.3 points to 56.4% in 2020 from 58.7% in 2019.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2020	2019
Policy acquisition and insurance operating expenses	$519,234	$518,160
Insurance service expenses	20,423	25,386
Net foreign currency (gains) losses	(7,382)	470
Other costs and expenses	48,565	47,812
Total	$580,840	$591,828
        Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased less than 1% and net premiums earned increased 2% from 2019. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 31.0% in 2020 and 31.5% in 2019. The improvement is primarily attributable to higher net premiums earned and lower expense growth on a percentage basis mainly attributable to reduced travel and entertainment expenses due to the global pandemic. However, to the extent our net premiums earned decrease, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
        Service expenses, which represent the costs associated with the fee-based businesses, decreased to $20 million in 2020 from $25 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.

        Net foreign currency gains (losses) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $7 million in 2020 compared to net losses of $0.5 million in 2019. The gains in 2020 mainly result from the continued strengthening of the U.S. dollar in relation to Argentine peso.
        Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses increased to $49 million in 2020 from $48 million in 2019.
        Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $76 million in 2020 compared to $88 million in 2019. The decrease mainly relates to a reduction of the aviation-related businesses impacted by COVID-19 in 2020.
        Interest Expense. Interest expense was $38 million in 2020 compared with $41 million in 2019. During 2019, the Company repaid at maturity $489 million aggregate principal amount of senior notes and other debt. In December 2019, the Company issued $300 million aggregate principal amount of 5.10% subordinated debentures due 2059. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. Accordingly, the timing of the debt repayment in 2019 and issuance in 2020 led to the decrease in interest expense for the three months ended June 30, 2020 compared to the same period in 2019.
        Income Taxes. The effective income tax rate was 32.0% in 2020 and 20.6% in 2019. The effective income tax rate differs from the federal income tax rate of 21% principally because foreign jurisdictions were limited on the utilization of losses at different tax rates, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation.
        The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $96 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
        The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.4 years at June 30, 2020 down from 2.8 years at December 31, 2019, as the Company repositioned a larger portion of its investment portfolio to cash and cash equivalents. The Company’s fixed maturity investment portfolio and investment-related assets as of June 30, 2020 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$693,767	3.5%
State and municipal:
Special revenue	2,253,542	11.2
Local general obligation	441,919	2.2
State general obligation	421,765	2.1
Pre-refunded (1)	325,431	1.6
Corporate backed	232,730	1.2
Total state and municipal	3,675,387	18.3
Mortgage-backed securities:
Agency	622,965	3.1
Residential-Prime	319,371	1.6
Commercial	217,558	1.1
Residential-Alt A	9,336	—
Total mortgage-backed securities	1,169,230	5.9
Asset-backed securities	3,098,198	15.5
Corporate:
Industrial	1,999,122	10.0
Financial	1,431,704	7.2
Utilities	322,715	1.6
Other	19,040	0.1
Total corporate	3,772,581	18.9
Foreign government and foreign government agencies	871,922	4.4
Total fixed maturity securities	13,281,085	66.5
Equity securities:
Preferred stocks	245,297	1.2
Common stocks	116,968	0.6
Total equity securities	362,265	1.8
Cash and cash equivalents	2,430,826	12.2
Real estate	2,072,772	10.4
Investment funds	1,159,237	5.8
Arbitrage trading account	580,950	2.9
Loans receivable	82,134	0.4
Total investments	$19,969,269	100.0%
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
Investment Funds. At June 30, 2020, the carrying value of investment funds was $1,159 million, including investments in real estate funds of $314 million, financial services funds of $345 million, energy funds of $129 million, transportation funds of $143 million and other funds of $228 million. Investment funds are generally reported on a one-quarter lag. Accordingly, losses from investment funds for the second quarter of 2020 reflects the adverse impact from the disruption in global financial markets associated with COVID-19 during the first quarter of 2020.
Real Estate. Real estate is directly owned property held for investment. At June 30, 2020, real estate properties in operation included a long-term ground lease in Washington D.C., a hotel in Memphis, Tennessee, two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, net of allowance for expected credit losses, of $82 million and an aggregate fair value of $86 million at June 30, 2020. The amortized cost of loans receivable is net of an allowance for expected credit losses of $9 million as of June 30, 2020. Loans receivable include real estate loans of $50 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $32 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.4 years at June 30, 2020 down from 2.8 years at December 31, 2019.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
        Cash Flow. Cash flow provided from operating activities was $580 million in the first six months of 2020 as compared to $403 million from operating activities in the first six months of 2019. The increase is primarily due to a benefit under the Coronavirus Aid, Relief, and Economic Security Act relating to the deferral of tax payments until July 15, 2020.
        The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within one year of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 79% invested in cash, cash equivalents and marketable fixed maturity securities as of June 30, 2020. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
        At June 30, 2020, the Company held more than $1.5 billion of cash and liquid investments at the holding company.
        Debt. At June 30, 2020, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $2,925 million and a face amount of $2,973 million, including $300 million aggregate principal amount of its 4.00% senior notes due 2050 issued in May 2020. The maturities of the outstanding debt are $300 million in 2020, $4 million in 2021, $427 million in 2022, $5 million in 2025, $102 million in 2028, $250 million in 2037, $350 million in 2044, $300 million in 2050, $350 million in 2053, $400 million in 2056, $185 million in 2058 and $300 million in 2059.
        Equity. At June 30, 2020, total common stockholders’ equity was $5.8 billion, common shares outstanding were 177,930,502 and stockholders’ equity per outstanding share was $32.60. During the three months ended June 30, 2020, the Company repurchased 1,953,344 shares of its common stock for $96 million. During the six months ended June 30, 2020, the Company repurchased 5,604,103 shares of its common stock for $299 million. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
        Total Capital. Total capitalization (equity, debt and subordinated debentures) was $8.7 billion at June 30, 2020. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 34% at June 30, 2020 and 30% at December 31, 2019.

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
        Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
        Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.
The COVID-19 pandemic has materially and adversely affected our results of operations, and is expected to continue and therefore may materially and adversely affect, our results of operations, financial position and liquidity.
The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has materially and adversely affected our results of operations. We expect the pandemic and its impact on our business to continue and potentially even worsen, but we cannot predict the magnitude or duration of its continued impact, particularly given the great uncertainties associated with COVID-19, including regarding the reopening of the U.S. and global economies and the recovery from its devastating economic and other effects. The ultimate impact of COVID-19 on our results of operations, financial position and liquidity is not yet known, and likely will not be known for some time, but includes the following:
Adverse Legislative and Regulatory Action. Legislative and regulatory initiatives taken or which may be taken in response to COVID-19 may adversely affect us, particularly in our workers’ compensation and property coverages businesses. For example, our business may be subject to, certain initiatives, including, but not limited to: legislative and regulatory action that seeks to retroactively mandate coverage for losses that our insurance policies would not otherwise cover and which were not priced to cover; legislative and regulatory action providing for shifting presumptions with respect to the burdens of proof for “essential” workers on workers’ compensation coverages and varying definitions of “essential” workers; actions prohibiting us from cancelling insurance policies in accordance with our policy terms or non-renewing policies at their natural expiration; and/or orders to provide premium refunds, grant extended grace periods for premium payments, and provide extended time to pay past due premiums. Any such action would likely increase both our underwriting losses and our expenses and any legal challenges to any such action could take years to resolve.
Claim Losses Related to COVID-19 May Exceed Reserves. As of June 30, 2020, we recorded approximately $143 million for COVID-19-related losses, net of applicable reinsurance, and reinstatement premiums of approximately $21 million. Of the $143 million of COVID-19-related losses, $37 million are reported losses and $106 million is booked as IBNR. Our reserves do not represent an exact calculation of liability, but represent an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. Given the great uncertainties associated with COVID-19 and its impact and the limited information upon which our current assumptions and assessments have been made, our reserves and the underlying estimated level of claim losses and costs arising from COVID-19 may materially change.
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
Premium Volumes May Be Negatively Impacted. The demand for insurance is significantly influenced by general economic conditions. Consequently, reduced economic activity relating to the COVID-19 pandemic is likely to decrease demand for our insurance products and services and negatively impact our premium volumes (and, in certain cases, may result in return of premiums due to a decrease in exposures). This may continue for an indefinite period, with the magnitude of the impact impossible to predict. In addition, as we continue to evaluate the effects of COVID-19 on the insurance coverages we currently offer, our appetite for providing certain coverages in various jurisdictions may change which could further negatively impact our premium volumes. Any such reduction in our premiums would likely cause our expense ratio to rise.
Investments. Further disruptions in global financial markets due to the continuing impact of COVID-19 could cause us to incur additional unrealized and/or realized investment losses (beyond the investment fund losses incurred to date), including impairments in our fixed maturity portfolio and other investments. In addition, the economic uncertainty resulting from COVID-19 may result in a further decline in interest rates, which may negatively impact our net investment income from future investment activity.
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
Operational Disruptions and Costs. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or other third party service providers are unable to continue to work because of illness, government directives or otherwise. In addition, our agents, brokers, suppliers and other third party service providers, which we rely on for key aspects of our operations, are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms. In response to the COVID-19 pandemic, we have implemented remote working policies which have resulted in disruptions to our business routines, heightened risk to cybersecurity attacks and data security incidents and a greater dependency on internet and telecommunication access and capabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2020, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2020	1,114,255	$50.241	1,114,255	8,333,009
May 2020	839,089	$45.017	839,089	7,493,920
June 2020	—	$—	—	7,493,920

Item 6. Exhibits

Number
(10.1)	Form of 2020 Performance Unit Award Agreement under the W. R. Berkley Corporation 2019 Long-Term Incentive Plan

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	August 3, 2020	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	August 3, 2020	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President Chief Financial Officer and Treasurer