Form 10-Q
period 2020-09-30
BERKLEY W R CORP
filed 2020-11-05
CIK 11544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

None
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title	Trading Symbol	Name

Common Stock, par value $.20 per share	WRB	New York Stock Exchange
5.90% Subordinated Debentures due 2056	WRB-PC	New York Stock Exchange
5.75% Subordinated Debentures due 2056	WRB-PD	New York Stock Exchange
5.70% Subordinated Debentures due 2058	WRB-PE	New York Stock Exchange
5.10% Subordinated Debentures due 2059	WRB-PF	New York Stock Exchange
4.25% Subordinated Debentures due 2060	WRB-PG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock, $.20 par value, outstanding as of October 28, 2020: 178,220,903

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
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
3

Part I — FINANCIAL INFORMATION
Item 1.     Financial Statements
W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturity securities (amortized cost of $13,536,264 and $13,976,647; allowance for expected credit losses of $2,567 at September 30, 2020)	$13,893,046	$14,180,961
Real estate	2,106,474	2,105,950
Investment funds	1,163,707	1,213,535
Arbitrage trading account	595,727	400,809
Equity securities	435,303	480,620
Loans receivable (net of allowance for expected credit losses of $5,843 at September 30, 2020)	84,771	91,799
Total investments	18,279,028	18,473,674
Cash and cash equivalents	2,571,447	1,023,710
Premiums and fees receivable (net of allowance for expected credit losses of $23,033 at September 30, 2020)	2,162,192	1,997,186
Due from reinsurers (net of allowance for expected credit losses of $7,741 at September 30, 2020)	2,323,833	2,133,683
Deferred policy acquisition costs	560,739	517,364
Prepaid reinsurance premiums	626,229	567,595
Trading account receivables from brokers and clearing organizations	252,223	423,543
Property, furniture and equipment	410,228	422,091
Goodwill	169,652	169,652
Accrued investment income	128,370	138,789
Federal and foreign income taxes	30,069	—
Other assets	698,360	762,743
Total assets	$28,212,370	$26,630,030

Liabilities and Equity
Liabilities:
Reserves for losses and loss expenses	$13,459,359	$12,583,249
Unearned premiums	4,054,471	3,656,507
Due to reinsurers	406,844	360,314
Trading account securities sold but not yet purchased	19,254	36,143
Federal and foreign income taxes	—	4,308
Other liabilities	1,159,957	1,244,888
Senior notes and other debt	1,629,077	1,427,575
Subordinated debentures	1,443,736	1,198,704
Total liabilities	22,172,698	20,511,688
Equity:
Preferred stock, par value $0.10 per share:
Authorized 5,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $0.20 per share:
Authorized 750,000,000 shares, issued and outstanding, net of treasury shares, 178,217,537 and 183,411,907 shares, respectively	70,535	70,535
Additional paid-in capital	1,064,719	1,056,042
Retained earnings	8,057,556	7,932,372
Accumulated other comprehensive loss	(170,886)	(257,299)
Treasury stock, at cost, 174,458,963 and 169,264,857 shares, respectively	(3,026,812)	(2,726,711)
Total stockholders’ equity	5,995,112	6,074,939
Noncontrolling interests	44,560	43,403
Total equity	6,039,672	6,118,342
Total liabilities and equity	$28,212,370	$26,630,030
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
REVENUES:
Net premiums written	$1,879,316	$1,749,906	$5,464,980	$5,202,971
Change in net unearned premiums	(130,395)	(73,096)	(347,727)	(286,464)
Net premiums earned	1,748,921	1,676,810	5,117,253	4,916,507
Net investment income	142,650	161,692	402,844	508,279
Net investment gains (losses):
Net realized and unrealized (losses) gains on investments	(7,772)	1,465	(89,404)	143,691
Change in allowance for expected credit losses on investments	46,750	—	29,093	—
Net investment gains (losses)	38,978	1,465	(60,311)	143,691
Revenues from non-insurance businesses	87,495	101,880	256,966	283,005
Insurance service fees	21,635	23,681	67,256	71,440
Other income	140	188	2,446	3,200
Total revenues	2,039,819	1,965,716	5,786,454	5,926,122
OPERATING COSTS AND EXPENSES:
Losses and loss expenses	1,114,632	1,041,471	3,357,011	3,058,950
Other operating costs and expenses	593,969	581,045	1,753,142	1,760,961
Expenses from non-insurance businesses	85,036	101,743	256,032	280,141
Interest expense	39,768	38,475	114,874	119,913
Total operating costs and expenses	1,833,405	1,762,734	5,481,059	5,219,965
Income before income taxes	206,414	202,982	305,395	706,157
Income tax expense	(54,048)	(37,831)	(84,900)	(141,965)
Net income before noncontrolling interests	152,366	165,151	220,495	564,192
Noncontrolling interests	(688)	57	(1,975)	(1,554)
Net income to common stockholders	$151,678	$165,208	$218,520	$562,638

NET INCOME PER SHARE:
Basic	$0.82	$0.87	$1.17	$2.95
Diluted	$0.81	$0.85	$1.15	$2.91

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
Net income before noncontrolling interests	$152,366	$165,151	$220,495	$564,192
Other comprehensive income (loss):
Change in unrealized currency translation adjustments	40,194	(36,682)	(36,553)	(31,414)
Change in unrealized investment gains (losses), net of taxes	38,273	(24,745)	98,016	219,679
Other comprehensive income (loss)	78,467	(61,427)	61,463	188,265
Comprehensive income	230,833	103,724	281,958	752,457
Noncontrolling interests	(685)	(66)	(1,973)	(1,659)
Comprehensive income to common stockholders	$230,148	$103,658	$279,985	$750,798

See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
COMMON STOCK:
Beginning and end of period	$70,535	$70,535	$70,535	$70,535
ADDITIONAL PAID-IN CAPITAL:
Beginning of period	$1,076,043	$1,058,416	$1,056,042	$1,039,633
Restricted stock units issued	(23,387)	(28,155)	(26,773)	(30,659)
Restricted stock units expensed	12,063	15,187	35,450	36,474
End of period	$1,064,719	$1,045,448	$1,064,719	$1,045,448
RETAINED EARNINGS:
Beginning of period	$7,927,280	$7,826,015	$7,932,372	$7,558,619
Cumulative effect adjustment resulting from changes in accounting principles	—	—	(30,514)	—
Net income to common stockholders	151,678	165,208	218,520	562,638
Dividends ($0.12, $0.11, $0.35 and $0.82 per share, respectively)	(21,402)	(20,204)	(62,822)	(150,238)
End of period	$8,057,556	$7,971,019	$8,057,556	$7,971,019
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Unrealized investment gains (losses):
Beginning of period	$209,210	$152,915	$124,514	$(91,491)
Cumulative effect adjustment resulting from changes in accounting principles	—	—	24,952	—
Change in unrealized gains (losses) on securities without an allowance for expected credit losses	35,111	(25,005)	77,537	219,388
Change in unrealized gains on securities with an allowance for expected credit losses	3,159	383	20,477	396
End of period	247,480	128,293	247,480	128,293
Currency translation adjustments:
Beginning of period	(458,560)	(413,711)	(381,813)	(418,979)
Net change in period	40,194	(36,682)	(36,553)	(31,414)
End of period	(418,366)	(450,393)	(418,366)	(450,393)
Total accumulated other comprehensive loss	$(170,886)	$(322,100)	$(170,886)	$(322,100)
TREASURY STOCK:
Beginning of period	$(3,023,392)	$(2,717,410)	$(2,726,711)	$(2,720,466)
Stock exercised/vested	9,537	8,804	11,758	11,860
Stock repurchased	(12,957)	—	(311,859)	—
End of period	$(3,026,812)	$(2,708,606)	$(3,026,812)	$(2,708,606)
NONCONTROLLING INTERESTS:
Beginning of period	$44,275	$43,318	$43,403	$41,947
Distributions	(400)	(237)	(816)	(459)
Net income	688	(57)	1,975	1,554
Other comprehensive (loss) income, net of tax	(3)	123	(2)	105
End of period	$44,560	$43,147	$44,560	$43,147
See accompanying notes to interim consolidated financial statements.

W. R. BERKLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,

	2020	2019
CASH FROM OPERATING ACTIVITIES:
Net income to common stockholders	$218,520	$562,638
Adjustments to reconcile net income to net cash from operating activities:
Net investment losses (gains)	60,311	(143,691)
Depreciation and amortization	96,195	42,007
Noncontrolling interests	1,975	1,554
Investment funds	(1,260)	(77,284)
Stock incentive plans	37,842	38,440
Change in:
Arbitrage trading account	(40,487)	(20,422)
Premiums and fees receivable	(175,636)	(206,867)
Reinsurance accounts	(204,396)	(116,359)
Deferred policy acquisition costs	(43,955)	(30,537)
Income taxes	(56,955)	(16,449)
Reserves for losses and loss expenses	879,277	443,454
Unearned premiums	407,227	336,664
Other	(41,713)	(18,104)
Net cash from operating activities	1,136,945	795,044
CASH FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of fixed maturity securities	3,525,926	1,341,688
Proceeds from sale of equity securities	66,850	40,709
Distributions from investment funds	83,935	187,321
Proceeds from maturities and prepayments of fixed maturity securities	2,876,642	2,278,264
Purchase of fixed maturity securities	(6,074,429)	(3,853,108)
Purchase of equity securities	(77,840)	(66,305)
Real estate purchased	(42,405)	(176,538)
Change in loans receivable	1,202	3,156
Net purchases of property, furniture and equipment	(31,047)	(1,802)
Change in balances due to security brokers	36,561	54,620
Other	65	45
Net cash from (used in) investing activities	365,460	(191,950)
CASH FROM (USED IN) FINANCING ACTIVITIES:
Repayment of senior notes and other debt	(302,453)	(448,409)
Net proceeds from issuance of debt	747,399	—
Cash dividends to common stockholders	(62,822)	(130,035)
Purchase of common treasury shares	(311,859)	—
Other, net	(18,465)	(20,750)
Net cash from (used in) financing activities	51,800	(599,194)
Net impact on cash due to change in foreign exchange rates	(6,468)	(8,952)
Net change in cash and cash equivalents	1,547,737	(5,052)
Cash and cash equivalents at beginning of year	1,023,710	817,602
Cash and cash equivalents at end of period	$2,571,447	$812,550
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
    The income tax provision has been computed based on the Company’s estimated annual effective tax rate. The effective income tax rate differs from the federal income tax rate of 21% principally because the utilization of losses in certain foreign jurisdictions was limited, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation.

(2) Per Share Data
    The Company presents both basic and diluted net income per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period (including 7,575,168 and 7,389,781 common shares held in a grantor trust as of September 30, 2020 and 2019, respectively). The common shares held in the grantor trust are for delivery upon settlement of vested but mandatorily deferred restricted stock units ("RSUs"). Shares held by the grantor trust do not affect diluted shares outstanding since the shares deliverable under vested RSUs were already included in diluted shares outstanding. Diluted EPS is based upon the weighted average number of basic and common equivalent shares outstanding during the period and is calculated using the treasury stock method for stock incentive plans. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
    The weighted average number of common shares used in the computation of basic and diluted earnings per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2020	2019	2020	2019
Basic	185,765	190,862	187,338	190,593
Diluted	187,717	193,589	189,515	193,557

(3) Recent Accounting Pronouncements and Accounting Policies
Recently adopted accounting pronouncements:
    In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, which amended the accounting guidance for credit losses on financial instruments. The updated guidance amended the then current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to expected credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. This guidance also applies a new current expected credit loss model for determining credit-related impairments for financial instruments measured at amortized cost, such as reinsurance recoverables. The updated guidance was effective for reporting periods beginning after December 15, 2019.
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

(4) Consolidated Statements of Comprehensive Income

    The following table presents the components of the changes in accumulated other comprehensive (loss) income ("AOCI"):

(In thousands)	Unrealized Investment Gains (Losses)		Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
As of and for the nine months ended September 30, 2020
Changes in AOCI
Beginning of period	$124,514		$(381,813)	$(257,299)
Cumulative effect adjustment resulting from changes in accounting principles	24,952		—	24,952
Restated beginning of period	149,466		(381,813)	(232,347)
Other comprehensive income (loss) before reclassifications	76,474		(36,553)	39,921
Amounts reclassified from AOCI	21,542		—	21,542
Other comprehensive income (loss)	98,016		(36,553)	61,463
Unrealized investment gain related to noncontrolling interest	(2)		—	(2)
End of period	$247,480		$(418,366)	$(170,886)
Amounts reclassified from AOCI
Pre-tax	$27,268	(1)	$—	$27,268
Tax effect	(5,726)	(2)	—	(5,726)
After-tax amounts reclassified	$21,542		$—	$21,542
Other comprehensive income (loss)
Pre-tax	$111,756		$(36,553)	$75,203
Tax effect	(13,740)		—	(13,740)
Other comprehensive income (loss)	$98,016		$(36,553)	$61,463
As of and for the three months ended September 30, 2020
Changes in AOCI
Beginning of period	$209,210		$(458,560)	$(249,350)
Other comprehensive income before reclassifications	39,488		40,194	79,682
Amounts reclassified from AOCI	(1,215)		—	(1,215)
Other comprehensive income	38,273		40,194	78,467
Unrealized investment gain related to noncontrolling interest	(3)		—	(3)
Ending balance	$247,480		$(418,366)	$(170,886)
Amounts reclassified from AOCI
Pre-tax	$(1,538)	(1)	$—	$(1,538)
Tax effect	323	(2)	—	323
After-tax amounts reclassified	$(1,215)		$—	$(1,215)
Other comprehensive income
Pre-tax	$48,980		$40,194	$89,174
Tax effect	(10,707)		—	(10,707)
Other comprehensive income	$38,273		$40,194	$78,467

As of and for the nine months ended September 30, 2019
Changes in AOCI
Beginning of period	$(91,491)		$(418,979)	$(510,470)
Other comprehensive income (loss) before reclassifications	218,592		(31,414)	187,178
Amounts reclassified from AOCI	1,087		—	1,087
Other comprehensive income (loss)	219,679		(31,414)	188,265
Unrealized investment loss related to noncontrolling interest	105		—	105
End of period	$128,293		$(450,393)	$(322,100)
Amounts reclassified from AOCI
Pre-tax	$1,376	(1)	$—	$1,376
Tax effect	(289)	(2)	—	(289)
After-tax amounts reclassified	$1,087		$—	$1,087
Other comprehensive income (loss)
Pre-tax	$287,739		$(31,414)	$256,325
Tax effect	(68,060)		—	(68,060)
Other comprehensive income (loss)	$219,679		$(31,414)	$188,265
As of and for the three months ended September 30, 2019
Changes in AOCI
Beginning of period	$152,915		$(413,711)	$(260,796)
Other comprehensive loss before reclassifications	(27,023)		(36,682)	(63,705)
Amounts reclassified from AOCI	2,278		—	2,278
Other comprehensive loss	(24,745)		(36,682)	(61,427)
Unrealized investment loss related to noncontrolling interest	123		—	123
Ending balance	$128,293		$(450,393)	$(322,100)
Amounts reclassified from AOCI
Pre-tax	$2,884	(1)	$—	$2,884
Tax effect	(606)	(2)	—	(606)
After-tax amounts reclassified	$2,278		$—	$2,278
Other comprehensive loss
Pre-tax	$(28,592)		$(36,682)	$(65,274)
Tax effect	3,847		—	3,847
Other comprehensive loss	$(24,745)		$(36,682)	$(61,427)
____________
(1) Net investment gains (losses) in the consolidated statements of income.
(2) Income tax expense in the consolidated statements of income.

(5) Statements of Cash Flows
    Interest payments were $126,932,000 and $145,930,000 for the nine months ended September 30, 2020 and 2019, respectively. Income taxes paid were $96,000,000 and $127,282,000 for the nine months ended September 30, 2020 and 2019, respectively.

(6) Investments in Fixed Maturity Securities
    At September 30, 2020 and December 31, 2019, investments in fixed maturity securities were as follows:

(In thousands)	Amortized Cost	Allowance for Expected Credit Losses (1)	Gross Unrealized		Fair Value	Carrying Value
			Gains	Losses
September 30, 2020
Held to maturity:
State and municipal	$66,532	$(871)	$13,406	$—	$79,067	$65,661
Residential mortgage-backed	6,856	—	1,109	—	7,965	6,856
Total held to maturity	73,388	(871)	14,515	—	87,032	72,517
Available for sale:
U.S. government and government agency	676,493	—	21,080	(141)	697,432	697,432
State and municipal:
Special revenue	2,195,851	—	93,278	(2,455)	2,286,674	2,286,674
State general obligation	356,321	—	31,586	—	387,907	387,907
Pre-refunded	257,570	—	22,521	(149)	279,942	279,942
Corporate backed	223,508	—	9,641	(549)	232,600	232,600
Local general obligation	396,831	—	41,975	(534)	438,272	438,272
Total state and municipal	3,430,081	—	199,001	(3,687)	3,625,395	3,625,395
Mortgage-backed securities:
Residential	848,878	—	29,989	(2,513)	876,354	876,354
Commercial	199,217	—	7,168	(360)	206,025	206,025
Total mortgage-backed securities	1,048,095	—	37,157	(2,873)	1,082,379	1,082,379
Asset-backed	3,347,867	—	11,665	(53,093)	3,306,439	3,306,439
Corporate:
Industrial	2,240,914	(606)	104,694	(18,404)	2,326,598	2,326,598
Financial	1,471,997	—	55,706	(3,067)	1,524,636	1,524,636
Utilities	325,809	—	30,270	(460)	355,619	355,619
Other	32,262	—	445	(20)	32,687	32,687
Total corporate	4,070,982	(606)	191,115	(21,951)	4,239,540	4,239,540
Foreign government	889,358	(1,090)	26,626	(45,550)	869,344	869,344
Total available for sale	13,462,876	(1,696)	486,644	(127,295)	13,820,529	13,820,529
Total investments in fixed maturity securities	$13,536,264	$(2,567)	$501,159	$(127,295)	$13,907,561	$13,893,046
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

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the nine months ended September 30, 2020:

State and Municipal
(In thousands)
Allowance for expected credit losses at January 1, 2020	$—
Cumulative effect adjustment resulting from changes in accounting principles	69
Provision for expected credit losses	802
Allowance for expected credit losses at September 30, 2020	$871

The following table presents the rollforward of the allowance for expected credit losses for held to maturity securities for the three months ended September 30, 2020:

State and Municipal
(In thousands)
Allowance for expected credit losses at July 1, 2020	$948
Provision for expected credit losses	(77)
Allowance for expected credit losses at September 30, 2020	$871

The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the nine months ended September 30, 2020:

	Foreign Government	Corporate	Total
(In thousands)
Allowance for expected credit losses at January 1, 2020	$—	$—	$—
Cumulative effect adjustment resulting from changes in accounting principles	35,645	—	35,645
Expected credit losses on securities for which credit losses were not previously recorded	12,494	7,058	19,552
Expected credit losses on securities for which credit losses were previously recorded	295	(3,767)	(3,472)
Reduction due to disposals	(47,344)	(2,685)	(50,029)
Allowance for expected credit losses at September 30, 2020	$1,090	$606	$1,696
The following table presents the rollforward of the allowance for expected credit losses for available for sale securities for the three months ended September 30, 2020:

	Foreign Government	Corporate	Total
(In thousands)
Allowance for expected credit losses at July 1, 2020	$44,769	$724	$45,493
Expected credit losses on securities for which credit losses were not previously recorded	—	261	261
Expected credit losses on securities for which credit losses were previously recorded	(252)	(9)	(261)
Reduction due to disposals	(43,427)	(370)	(43,797)
Allowance for expected credit losses at September 30, 2020	$1,090	$606	$1,696

During the three and nine months ended September 30, 2020, the Company decreased the allowance for expected credit losses utilizing its credit loss assessment process and inputs used in its credit loss model, primarily due to the disposition of securities which previously had an allowance recorded.
The amortized cost and fair value of fixed maturity securities at September 30, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

(In thousands)	Amortized Cost (1)	Fair Value
Due in one year or less	$1,372,865	$1,364,023
Due after one year through five years	5,200,384	5,376,126
Due after five years through ten years	3,313,415	3,461,879
Due after ten years	2,593,778	2,615,189
Mortgage-backed securities	1,054,951	1,090,344
Total	$13,535,393	$13,907,561
________________
(1) Amortized cost is reduced by the allowance for expected credit losses of $871 thousand related to held to maturity securities.
At September 30, 2020 and December 31, 2019, there were no investments that exceeded 10% of common stockholders' equity, other than investments in United States government and government agency securities.

(7) Investments in Equity Securities
    At September 30, 2020 and December 31, 2019, investments in equity securities were as follows:

(In thousands)	Cost	Gross Unrealized		Fair Value	Carrying Value
		Gains	Losses
September 30, 2020
Common stocks	$184,196	$8,042	$(31,380)	$160,858	$160,858
Preferred stocks	177,444	100,004	(3,003)	274,445	274,445
Total	$361,640	$108,046	$(34,383)	$435,303	$435,303

December 31, 2019
Common stocks	$175,928	$16,967	$(26,090)	$166,805	$166,805
Preferred stocks	169,171	148,243	(3,599)	313,815	313,815
Total	$345,099	$165,210	$(29,689)	$480,620	$480,620

(8) Arbitrage Trading Account
    At September 30, 2020 and December 31, 2019, the fair and carrying values of the arbitrage trading account were $596 million and $401 million, respectively. The primary focus of the trading account is merger arbitrage. Merger arbitrage is the business of investing in the securities of publicly held companies which are the targets in announced tender offers and mergers. Arbitrage investing differs from other types of investing in its focus on transactions and events believed likely to bring about a change in value over a relatively short time period (usually four months or less).
    The Company uses put options and call options in order to mitigate the impact of potential changes in market conditions on the merger arbitrage trading account. These options are reported at fair value. As of September 30, 2020, the fair value of long option contracts outstanding was $73 thousand (notional amount of $6.4 million) and the fair value of short option contracts outstanding was $77 thousand (notional amount of $11.4 million). Other than with respect to the use of these trading account securities, the Company does not make use of derivatives.

(9) Net Investment Income
    Net investment income consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2020	2019	2020	2019
Investment income earned on:
Fixed maturity securities, including cash and cash equivalents and loans receivable	$97,080	$125,957	$330,941	$386,978
Investment funds	18,235	19,033	1,260	77,284
Arbitrage trading account	19,543	8,400	51,985	26,184
Real estate	7,666	7,987	18,807	17,468
Equity securities	1,907	1,392	6,194	3,984
Gross investment income	144,430	162,769	409,187	511,898
Investment expense	(1,780)	(1,077)	(6,343)	(3,619)
Net investment income	$142,650	$161,692	$402,844	$508,279

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
    The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount reported on the Company’s consolidated balance sheet and its unfunded commitments, which were $136 million as of September 30, 2020.
    Investment funds consisted of the following:

	Carrying Value as of		Income (Loss) from Investment Funds
	September 30,	December 31,	For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Real estate	$312,181	$412,275	$2,140	$17,279
Financial services	351,695	280,705	3,303	36,516
Energy	136,250	156,869	(13,689)	(10,342)
Transportation	144,265	147,034	(3,521)	12,222
Other funds	219,316	216,652	13,027	21,609
Total	$1,163,707	$1,213,535	$1,260	$77,284
    The Company's share of the earnings or losses from investment funds is generally reported on a one-quarter lag in order to facilitate the timely completion of the Company's consolidated financial statements.

(11) Real Estate
    Investment in real estate represents directly owned property held for investment, as follows:

	Carrying Value
	September 30,	December 31,
(In thousands)	2020	2019
Properties in operation	$1,651,343	$1,351,249
Properties under development	455,131	754,701
Total	$2,106,474	$2,105,950

    As of September 30, 2020, properties in operation included a long-term ground lease in Washington, D.C., two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, and the completed portion of a mixed-use project in Washington D.C.. Properties in operation are net of accumulated depreciation and amortization of $78,113,000 and $59,832,000 as of September 30, 2020 and December 31, 2019, respectively. Related depreciation expense was $19,818,000 and $8,871,000 for the nine months ended September 30, 2020 and 2019, respectively. Future minimum rental income expected on operating leases relating to properties in operation is $19,629,625 in 2020, $82,022,840 in 2021, $83,544,465 in 2022, $77,429,542 in 2023, $74,828,766 in 2024, $71,126,366 in 2025 and $672,867,459 thereafter.
The Company borrowed $101,750,000 through a non-recourse loan secured by the West Palm Beach office building in 2018. The loan matures in November 2028 and carries a fixed interest rate of 4.21%. The carrying value does not reflect the outstanding financing, which is reflected within senior notes and other debt on the Company's consolidated balance sheet.
    A mixed-use project in Washington, D.C. has been under development in 2020 and 2019, with the completed portion reported in properties in operation as of September 30, 2020.

(12) Loans Receivable

At September 30, 2020 and December 31, 2019, loans receivable were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Amortized cost (net of allowance for expected credit losses):
Real estate loans	$52,089	$58,541
Commercial loans	32,682	33,258
Total	$84,771	$91,799

Fair value:
Real estate loans	$53,848	$59,853
Commercial loans	32,682	34,760
Total	$86,530	$94,613
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
Loans receivable in non-accrual status were both $0.2 million as of September 30, 2020 and December 31, 2019.

The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the nine months ended September 30, 2020:

	Real Estate Loans	Commercial Loans	Total
(In thousands)
Allowance for expected credit losses at January 1, 2020	$1,502	$644	$2,146
Cumulative effect adjustment resulting from changes in accounting principles	(905)	548	(357)
Provision for expected credit losses	1,162	2,892	4,054
Allowance for expected credit losses at September 30, 2020	$1,759	$4,084	$5,843
The following table presents the rollforward of the allowance for expected credit losses for loans receivable for the three months ended September 30, 2020:

	Real Estate Loans	Commercial Loans	Total
(In thousands)
Allowance for expected credit losses at July 1, 2020	$4,318	$4,401	$8,719
Provision for expected credit losses	(2,559)	(317)	(2,876)
Allowance for expected credit losses at September 30, 2020	$1,759	$4,084	$5,843
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

(13) Net Investment Gains (Losses)
     Net investment gains (losses) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net investment gains (losses):
Fixed maturity securities:
Gains	$3,811	$2,100	$23,586	$10,503
Losses	(39,162)	(4,984)	(53,243)	(11,879)
Equity securities (1):
Net realized (losses) gains on investment sales	(176)	(11)	5,551	23,328
Change in unrealized gains (losses)	30,693	4,226	(61,859)	115,722
Investment funds	203	(456)	31,299	(398)
Real estate	3,841	417	(3,983)	6,184
Loans receivable	—	—	—	(970)
Other	(6,982)	173	(30,755)	1,201
Net realized and unrealized (losses) gains on investments in earnings before allowance for expected credit losses	(7,772)	1,465	(89,404)	143,691
Change in allowance for expected credit losses on investments (2):
Fixed maturity securities	43,874	—	33,147	—
Loans receivable	2,876	—	(4,054)	—
Change in allowance for expected credit losses on investments	46,750	—	29,093	—
Net investment gains (losses)	38,978	1,465	(60,311)	143,691
Income tax (expense) benefit	(8,855)	(308)	13,622	(30,175)
After-tax net investment gains (losses)	$30,123	$1,157	$(46,689)	$113,516

Change in unrealized investment gains (losses) on available for sale securities:
Fixed maturity securities without allowance for expected credit losses	$46,164	$(12,178)	$89,363	$308,945
Fixed maturity securities with allowance for expected credit losses	5,036	384	30,027	396
Investment funds	(198)	(2,689)	(3,632)	4,863
Other	(2,022)	(14,109)	(4,002)	(26,465)
Total change in unrealized investment gains (losses)	48,980	(28,592)	111,756	287,739
Income tax (expense) benefit	(10,707)	3,847	(13,740)	(68,060)
Noncontrolling interests	(3)	123	(2)	105
After-tax change in unrealized investment gains (losses) of available for sale securities	$38,270	$(24,622)	$98,014	$219,784
______________________
(1) The net realized gains or losses on investment sales represent the total gains or losses from the purchase dates of the equity securities. The change in unrealized gains (losses) consists of two components: (i) the reversal of the gain or loss recognized in previous periods on equity securities sold and (ii) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held.
(2) The inclusion of the allowance for expected credit losses on investments commenced January 1, 2020 due to the adoption of ASU 2016-13. See Note 3 for more details.

(14) Fixed Maturity Securities in an Unrealized Loss Position
    The following tables summarize all fixed maturity securities in an unrealized loss position at September 30, 2020 and December 31, 2019 by the length of time those securities have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2020
U.S. government and government agency	$115,161	$141	$18	$—	$115,179	$141
State and municipal	204,907	2,809	24,290	878	229,197	3,687
Mortgage-backed securities	116,958	2,673	28,578	200	145,536	2,873
Asset-backed securities	1,443,178	15,094	665,759	37,999	2,108,937	53,093
Corporate	636,250	19,158	40,224	2,793	676,474	21,951
Foreign government	127,441	25,088	5,706	20,462	133,147	45,550
Fixed maturity securities	$2,643,895	$64,963	$764,575	$62,332	$3,408,470	$127,295

December 31, 2019
U.S. government and government agency	$83,837	$618	$53,089	$857	$136,926	$1,475
State and municipal	365,184	4,245	127,210	1,682	492,394	5,927
Mortgage-backed securities	301,358	2,281	180,148	3,220	481,506	5,501
Asset-backed securities	755,259	2,307	774,508	19,183	1,529,767	21,490
Corporate	307,367	3,148	121,470	5,172	428,837	8,320
Foreign government	164,536	32,028	107,266	61,645	271,802	93,673
Fixed maturity securities	$1,977,541	$44,627	$1,363,691	$91,759	$3,341,232	$136,386
    Substantially all of the securities in an unrealized loss position are rated investment grade, except for the securities in the foreign government classification. In general, fair value in all classifications were affected by market disruptions caused by COVID-19. A significant amount of the unrealized loss on foreign government securities is the result of changes in currency exchange rates.
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2020 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	22	$91,413	$45,247
Corporate	13	28,816	6,343
Mortgage-backed securities	8	1,659	34
Total	43	$121,888	$51,624
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

    The following tables present the assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2020
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$697,432	$—	$697,432	$—
State and municipal	3,625,395	—	3,625,395	—
Mortgage-backed securities	1,082,379	—	1,082,379	—
Asset-backed securities	3,306,439	—	3,306,439	—
Corporate	4,239,540	—	4,239,540	—
Foreign government	869,344	—	869,344	—
Total fixed maturity securities available for sale	13,820,529	—	13,820,529	—
Equity securities:
Common stocks	160,858	152,508	—	8,350
Preferred stocks	274,445	—	265,117	9,328
Total equity securities	435,303	152,508	265,117	17,678
Arbitrage trading account	595,727	307,915	287,812	—
Total	$14,851,559	$460,423	$14,373,458	$17,678
Liabilities:
Trading account securities sold but not yet purchased	$19,254	$19,254	$—	$—

December 31, 2019
Assets:
Fixed maturity securities available for sale:
U.S. government and government agency	$786,931	$—	$786,931	$—
State and municipal	3,895,632	—	3,895,632	—
Mortgage-backed securities	1,625,594	—	1,625,594	—
Asset-backed securities	2,790,630	—	2,790,630	—
Corporate	4,156,415	—	4,156,415	—
Foreign government	847,076	—	847,076	—
Total fixed maturity securities available for sale	14,102,278	—	14,102,278	—
Equity securities:
Common stocks	166,805	157,752	—	9,053
Preferred stocks	313,815	—	307,310	6,505
Total equity securities	480,620	157,752	307,310	15,558
Arbitrage trading account	400,809	381,061	19,748	—
Total	$14,983,707	$538,813	$14,429,336	$15,558
Liabilities:
Trading account securities sold but not yet purchased	$36,143	$36,143	$—	$—

    The following tables summarize changes in Level 3 assets and liabilities for the nine months ended September 30, 2020 and for the year ended December 31, 2019:

	Gains (Losses) Included in:
(In thousands)	Beginning Balance	Earnings (Losses)	Other Comprehensive Income	Impairments	Purchases	(Sales)	Paydowns / Maturities	Transfers In / (Out)	Ending Balance
Nine Months Ended September 30, 2020
Assets:
Equity securities:
Common stocks	$9,053	$363	$—	$—	$—	$(1,066)	$—	$—	$8,350
Preferred stocks	6,505	(177)	—	—	3,000	—	—	—	9,328
Total	$15,558	$186	$—	$—	$3,000	$(1,066)	$—	$—	$17,678

Year Ended December 31, 2019
Assets:
Fixed maturities securities available for sale:
Asset-backed securities	$99	$(26)	$61	$—	$—	$(134)	$—	$—	$—
Total	99	(26)	61	—	—	(134)	—	—	—
Equity securities:
Common stocks	8,596	2,005		—	—	(1,548)	—	—	9,053
Preferred stocks	3,945	(42)	—	—	2,602	—	—	—	6,505
Total	12,541	1,963	—	—	2,602	(1,548)	—	—	15,558
Arbitrage trading account	17,308	(8,731)	—	—	14,767	(38,233)	—	14,889	—
Total	$29,948	$(6,794)	$61	$—	$17,369	$(39,915)	$—	$14,889	$15,558
Liabilities:
Trading account securities sold but not yet purchased	$793	$133	$—	$—	$7,609	$(8,535)	$—	$—	$—
    For the nine months ended September 30, 2020, there were no securities transferred into or out of Level 3. For the year ended December 31, 2019, there were two common stocks transferred into Level 3 in the arbitrage trading account where publicly traded prices were no longer available, and both were sold by year end.

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

    The table below provides a reconciliation of the beginning and ending reserve balances:

	September 30,
(In thousands)	2020	2019
Net reserves at beginning of period	$10,697,998	$10,248,883
Cumulative effect adjustment resulting from changes in accounting principles	5,927	—
Restated net reserves at beginning of period	10,703,925	10,248,883
Net provision for losses and loss expenses:
Claims occurring during the current year (1)	3,328,827	3,007,364
Increase in estimates for claims occurring in prior years (2) (3)	849	22,340
Loss reserve discount accretion	27,335	29,246
Total	3,357,011	3,058,950
Net payments for claims:
Current year	570,924	767,945
Prior years	2,077,945	1,907,979
Total	2,648,869	2,675,924
Foreign currency translation	(21,003)	(49,455)
Net reserves at end of period	11,391,064	10,582,454
Ceded reserves at end of period	2,068,295	1,814,501
Gross reserves at end of period	$13,459,359	$12,396,955
_______________________________________
(1) Claims occurring during the current year are net of loss reserve discounts of $8 million and $15 million for the nine months ended September 30, 2020 and 2019, respectively.
(2) The change in estimates for claims occurring in prior years is net of loss reserve discount. On an undiscounted basis, the estimates for claims occurring in prior years decreased by $19 million and increased by $12 million for the nine months ended September 30, 2020 and 2019, respectively.
(3) For certain retrospectively rated insurance policies and reinsurance agreements, reserve development is offset by additional or return premiums. Favorable development, net of additional and return premiums, was $12 million and $17 million for the nine months ended September 30, 2020 and 2019, respectively.
The ongoing COVID-19 global pandemic has impacted, and will likely continue to impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and will likely be further impacted by COVID-19-related claims in certain lines of business, as well as by other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules, for example. Although it is still too early to determine the net impact, it appears that the losses incurred due to COVID-19-related claims are being offset, to a certain extent, by lower claim frequency in certain lines of our businesses, including commercial auto, workers’ compensation, and other liability. However, given the continuing nature of the pandemic, the impact of COVID-19 could ultimately increase or decrease overall loss cost trends and is likely to have differing impacts on the Company's different lines of business.
Most of the COVID-19-related claims reported to the Company to date involve certain short-tailed lines of business, including contingency and event cancellation, business interruption, and film production delay. The Company expects additional claims to be reported for these lines of business. The Company has also received COVID-19-related claims for longer-tailed casualty lines of business such as workers’ compensation and other liability; however, the estimated incurred loss impact for these reported claims appears to be modest at this time. Given the continuing uncertainty regarding the pandemic's pervasiveness and the time needed to develop widespread treatments and vaccines, and the related economic impacts, the future impact that the pandemic may have on claim frequency and severity remains uncertain at this time. In workers’ compensation, for example, nearly two-thirds of the states have enacted rules, legislation or administrative orders creating a presumption that certain “essential” workers who contract COVID-19 did so through the course of their employment. Several other states are considering similar actions, including varying the definition of “essential” workers. While the ultimate impact of these presumptions are unknown at this time, the Company believes that such state actions will likely increase workers’ compensation claims with respect to workers deemed “essential,” although this impact may be partially offset by lower workers’ compensation claim frequency with respect to non-essential workers.
The Company has estimated the potential COVID-19 impact to its workers’ compensation, contingency and event cancellation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s evolving impact and the still limited amount of available data, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, several states (and international jurisdictions), through regulation, legislation and/or judicial action, continue to seek to expand policy coverage terms beyond the policy’s intended coverage, including, for example, but not limited to, property coverages, where there are attempts to extend business interruption coverage where there is no physical damage or loss to property, and attempts to disregard policy exclusions for communicable disease. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
For the nine months ended September 30, 2020, the Company has recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $143 million, of which $121 million relates to the Insurance segment and $22 million relates to the Reinsurance & Monoline Excess segment. Of the $143 million of COVID-19-related losses, $69 million are reported losses and $74 million is booked as IBNR.
During the nine months ended September 30, 2020, favorable prior year development (net of additional and return premiums) of $12 million included $19 million of favorable development for the Insurance segment, partially offset by $7 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on professional liability business. The favorable workers’ compensation development was spread across many prior accident years, including prior to 2010, but was especially significant in accident year 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends. Our ongoing workers’ compensation claims management efforts, including active medical case management and use of networks and specialty vendors to control medical and pharmaceutical benefit costs, have also added to the favorable workers’ compensation prior year development. The adverse professional liability development was mainly concentrated in accident years 2016 through 2018 and was largely driven by higher than expected large losses being reported in the directors and officers and lawyers professional liability lines of business.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by non-proportional reinsurance assumed liability business written in the U.K. for accident years 2016 through 2018, partially offset by favorable development on excess workers’ compensation business. The adverse development was driven by a greater than expected number of reported large losses.
During the nine months ended September 30, 2019, favorable prior year development (net of additional and return premiums) of $17 million included $18 million of favorable development for the Insurance segment, partially offset by $1 million of adverse development for the Reinsurance & Monoline Excess segment.
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

(17) Fair Value of Financial Instruments
    The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$13,893,046	$13,907,561	$14,180,961	$14,194,955
Equity securities	435,303	435,303	480,620	480,620
Arbitrage trading account	595,727	595,727	400,809	400,809
Loans receivable	84,771	86,530	91,799	94,613
Cash and cash equivalents	2,571,447	2,571,447	1,023,710	1,023,710
Trading account receivables from brokers and clearing organizations	252,223	252,223	423,543	423,543
Liabilities:
Due to broker	58,893	58,893	27,116	27,116
Trading account securities sold but not yet purchased	19,254	19,254	36,143	36,143
Subordinated debentures	1,443,736	1,530,810	1,198,704	1,274,088
Senior notes and other debt	1,629,077	1,898,483	1,427,575	1,582,290
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
In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053.

(18) Premiums and Reinsurance Related Information
The following is a summary of insurance and reinsurance financial information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2020	2019	2020	2019
Written premiums:
Direct	$2,018,530	$1,853,881	$5,875,379	$5,566,728
Assumed	244,015	239,169	750,784	662,412
Ceded	(383,229)	(343,144)	(1,161,183)	(1,026,169)
Total net premiums written	$1,879,316	$1,749,906	$5,464,980	$5,202,971

Earned premiums:
Direct	$1,877,234	$1,797,726	$5,511,791	$5,294,773
Assumed	237,815	209,094	699,025	595,946
Ceded	(366,128)	(330,010)	(1,093,563)	(974,212)
Total net premiums earned	$1,748,921	$1,676,810	$5,117,253	$4,916,507

Ceded losses and loss expenses incurred	$209,706	$172,009	$677,761	$584,323
Ceded commissions earned	$89,104	$76,001	$255,742	$220,110
    The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the nine months ended September 30, 2020:

(In thousands)
Allowance for expected credit losses at January 1, 2020	$19,823
Cumulative effect adjustment resulting from changes in accounting principles	1,270
Provision for expected credit losses	1,940
Allowance for expected credit losses at September 30, 2020	$23,033
The following table presents the rollforward of the allowance for expected credit losses for premiums and fees receivable for the three months ended September 30, 2020:

(In thousands)
Allowance for expected credit losses at July 1, 2020	$22,106
Provision for expected credit losses	927
Allowance for expected credit losses at September 30, 2020	$23,033
    The Company reinsures a portion of its insurance exposures in order to reduce its net liability on individual risks and catastrophe losses. The Company also cedes premiums to state assigned risk plans and captive insurance companies. Estimated amounts due from reinsurers are reported net of an allowance for expected credit losses. The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the nine months ended September 30, 2020:

(In thousands)
Allowance for expected credit losses at January 1, 2020	$690
Cumulative effect adjustment resulting from changes in accounting principles	5,927
Provision for expected credit losses	1,124
Allowance for expected credit losses at September 30, 2020	$7,741
The following table presents the rollforward of the allowance for expected credit losses associated with due from reinsurers for the three months ended September 30, 2020:

(In thousands)
Allowance for expected credit losses at July 1, 2020	$7,175
Provision for expected credit losses	566
Allowance for expected credit losses at September 30, 2020	$7,741

(19) Restricted Stock Units
    Pursuant to its stock incentive plan, the Company may issue restricted stock units ("RSUs") to employees of the Company and its subsidiaries. The RSUs generally vest three to five years from the award date and are subject to other vesting and forfeiture provisions contained in the award agreement. RSUs are expensed pro-ratably over the vesting period. RSU expenses were $35 million and $36 million for the nine months ended September 30, 2020 and 2019, respectively. A summary of RSUs issued in the nine months ended September 30, 2020 and 2019 follows:

($ in thousands)	Units	Fair Value
2020	953,519	$59,683
2019	839,263	$59,435

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
    The main leases entered into by the Company are for office space used by the Company’s operating units across the world. Additionally, the Company, to a lesser extent, has equipment leases mainly for office equipment. Further information relating to operating lease expense and other operating lease information are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2020	2019	2020	2019
Leases:
Lease cost	$11,016	$10,734	$33,130	$32,969
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$11,560	$11,241	$33,869	$34,030
Right-of-use assets obtained in exchange for new lease liabilities	$1,344	$23,211	$5,639	$31,095

	As of September 30,
($ in thousands)	2020	2019
Right-of-use assets	$172,473	$194,553
Lease liabilities	$211,808	$226,291
Weighted-average remaining lease term	6.7 years	7.2 years
Weighted-average discount rate	5.93%	5.97%
Contractual maturities of the Company’s future minimum lease payments are as follows:

(In thousands)	September 30, 2020
Contractual Maturities:
2020	$12,162
2021	46,835
2022	41,637
2023	37,737
2024	31,439
Thereafter	78,806
Total undiscounted future minimum lease payments	248,616
Less: Discount impact	(36,808)
Total lease liability	$211,808

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

	Revenues
(In thousands)	Earned Premiums (1)	Investment Income	Other	Total (2)	Pre-Tax Income (Loss)	Net Income (Loss) to Common Stockholders
Three months ended September 30, 2020
Insurance	$1,531,093	$87,828	$9,463	$1,628,384	$178,971	$130,266
Reinsurance & Monoline Excess	217,828	40,306	—	258,134	61,532	49,070
Corporate, other and eliminations (3)	—	14,516	99,807	114,323	(73,067)	(57,781)
Net investment gains	—	—	38,978	38,978	38,978	30,123
Total	$1,748,921	$142,650	$148,248	$2,039,819	$206,414	$151,678
Three months ended September 30, 2019
Insurance	$1,493,854	$99,628	$11,611	$1,605,093	$202,390	$162,994
Reinsurance & Monoline Excess	182,956	43,768	—	226,724	46,863	38,240
Corporate, other and eliminations (3)	—	18,296	114,138	132,434	(47,736)	(37,184)
Net investment gains	—	—	1,465	1,465	1,465	1,158
Total	$1,676,810	$161,692	$127,214	$1,965,716	$202,982	$165,208
Nine months ended September 30, 2020
Insurance	$4,481,092	$255,392	$25,953	$4,762,437	$431,464	$315,733
Reinsurance & Monoline Excess	636,161	101,477	—	737,638	110,611	88,947
Corporate, other and eliminations (3)	—	45,975	300,715	346,690	(176,369)	(139,471)
Net investment losses	—	—	(60,311)	(60,311)	(60,311)	(46,689)
Total	$5,117,253	$402,844	$266,357	$5,786,454	$305,395	$218,520
Nine months ended September 30, 2019
Insurance	$4,396,071	$332,072	$38,542	$4,766,685	$612,777	$488,228
Reinsurance & Monoline Excess	520,436	127,791	—	648,227	144,353	115,630
Corporate, other and eliminations (3)	—	48,416	319,103	367,519	(194,664)	(154,736)
Net investment gains	—	—	143,691	143,691	143,691	113,516
Total	$4,916,507	$508,279	$501,336	$5,926,122	$706,157	$562,638
_________________
(1) Certain amounts included in earned premiums of each segment are related to inter-segment transactions.
(2) Revenues for Insurance from foreign countries for the three months ended September 30, 2020 and 2019 were $183 million and $185 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $500 million and $535 million, respectively. Revenues for Reinsurance & Monoline Excess from foreign countries for the three months ended September 30, 2020 and 2019 were $77 million and $65 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $212 million and $186 million, respectively.
(3) Corporate, other and eliminations represent corporate revenues and expenses that are not allocated to business segments.
Identifiable Assets

(In thousands)	September 30, 2020	December 31, 2019
Insurance	$21,060,144	$20,005,802
Reinsurance & Monoline Excess	4,697,249	4,710,819
Corporate, other and eliminations	2,454,977	1,913,409
Consolidated	$28,212,370	$26,630,030

    Net premiums earned by major line of business are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands)	2020	2019	2020	2019
Insurance:
Other liability	$561,595	$527,253	$1,653,189	$1,523,534
Short-tail lines (1)	326,019	310,423	917,466	905,365
Workers' compensation	271,802	321,872	852,101	979,059
Commercial automobile	203,047	191,136	583,024	560,340
Professional liability	168,630	143,170	475,312	427,773
Total Insurance	1,531,093	1,493,854	4,481,092	4,396,071

Reinsurance & Monoline Excess:
Casualty reinsurance	130,186	106,532	383,375	292,471
Monoline excess (2)	43,577	40,639	126,800	119,020
Property reinsurance	44,065	35,785	125,986	108,945
Total Reinsurance & Monoline Excess	217,828	182,956	636,161	520,436

Total	$1,748,921	$1,676,810	$5,117,253	$4,916,507
______________
(1) Short-tail lines include commercial multi-peril (non-liability), inland marine, accident and health, fidelity and surety, boiler and machinery and other lines.
(2) Monoline excess includes operations that solely retain risk on an excess basis.

SAFE HARBOR STATEMENT

    This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including statements related to our outlook for the industry and for our performance for the year 2020 and beyond, are based upon the Company’s historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. They are subject to various risks and uncertainties, including but not limited to: the ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies; the cyclical nature of the property casualty industry; the impact of significant competition, including new alternative entrants to the industry; the long-tail and potentially volatile nature of the insurance and reinsurance business; product demand and pricing; claims development and the process of estimating reserves; investment risks, including those of our portfolio of fixed maturity securities and investments in equity securities, including investments in financial institutions, municipal bonds, mortgage-backed securities, loans receivable, investment funds, including real estate, merger arbitrage, energy related and private equity investments; the effects of emerging claim and coverage issues; the uncertain nature of damage theories and loss amounts, including claims for cybersecurity related risks; natural and man-made catastrophic losses, including as a result of terrorist activities, epidemics or pandemics, such as COVID-19; the impact of climate change, which may increase the frequency and severity of catastrophe events; general economic and market activities, including inflation, interest rates, and volatility in the credit and capital markets; the impact of the conditions in the financial markets and the global economy, and the potential effect of legislative, regulatory, accounting or other initiatives taken in response, on our results and financial condition; foreign currency and political risks (including those associated with the United Kingdom's withdrawal from the European Union, or "Brexit") relating to our international operations; our ability to attract and retain key personnel and qualified employees; continued availability of capital and financing; the success of our new ventures or acquisitions and the availability of other opportunities; the availability of reinsurance; our retention under the Terrorism Risk Insurance Program Reauthorization Act of 2019; the ability or willingness of our reinsurers to pay reinsurance recoverables owed to us; other legislative and regulatory developments, including those related to business practices in the insurance industry; credit risk related to our policyholders, independent agents and brokers; changes in the ratings assigned to us or our insurance company subsidiaries by rating agencies; the availability of dividends from our insurance company subsidiaries; potential difficulties with technology and/or cyber security issues; the effectiveness of our controls to ensure compliance with guidelines, policies and legal and regulatory standards; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

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
    The Company’s profitability is also affected by its investment income and investment gains. The Company’s invested assets are invested principally in fixed maturity securities. The return on fixed maturity securities is affected primarily by general interest rates, as well as the credit quality and duration of the securities. Returns available on fixed maturity investments have been at low levels for an extended period. A portion of the Company’s fixed maturity securities include investments in collateralized loan obligations with exposure to a diverse group of industries. As of September 30, 2020, approximately 97% of the Company’s collateralized loan obligation portfolio has an average rating of “AA” or higher. As a result, the Company believes that its collateralized loan obligation portfolio is well-positioned despite the current market environment.
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
The ongoing COVID-19 pandemic, including the related impact on the U.S. and global economies, has materially and adversely affected our results of operations. For the nine months ended September 30, 2020, the Company recorded approximately $143 million for COVID-19-related losses, net of reinsurance, and reinstatement premiums of approximately $18 million. The ultimate impact of COVID-19 on the economy and on the Company’s results of operations, financial position and liquidity is uncertain and not within the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect the Company's operations and financial position until late in the first quarter of 2020, its impact on the Company’s first nine months of 2020 is not necessarily indicative of its impact for the remainder of 2020 or beyond. Despite the effects of COVID-19 to date, the Company’s financial position and liquidity improved commencing in the second quarter.
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
Investments. Further disruptions in global financial markets due to the continuing impact of COVID-19 could cause us to incur additional unrealized and/or realized investment losses, including impairments in our fixed income portfolio and other investments.
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
    Our net reserves for losses and loss expenses of approximately $11.4 billion as of September 30, 2020 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. The impact of such changes would likely be manifested gradually over the course of many years, as the magnitude of the changes became evident.
    Approximately $2.6 billion, or 23%, of the Company’s net loss reserves as of September 30, 2020 relate to the Reinsurance & Monoline Excess segment. There is a higher degree of uncertainty and greater variability regarding estimates of excess workers' compensation and assumed reinsurance loss reserves. In the case of excess workers’ compensation, our policies generally attach at $1 million or higher. The claims which reach our layer therefore tend to involve the most serious injuries and many remain open for the lifetime of the claimant, which extends the claim settlement tail. These claims also occur less frequently but tend to be larger than primary claims, which increases claim variability. In the case of assumed reinsurance our loss reserve estimates are based, in part, upon information received from ceding companies. If information received from ceding companies is not timely or correct, the Company’s estimate of ultimate losses may not be accurate. Furthermore, due to delayed reporting of claim information by ceding companies, the claim settlement tail for assumed reinsurance is also extended. Management considers the impact of delayed reporting and the extended tail in its selection of loss development factors for these lines of business.
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
    Following is a summary of the Company’s reserves for losses and loss expenses by business segment:

(In thousands)	September 30, 2020	December 31, 2019
Insurance	$8,800,434	$8,193,381
Reinsurance & Monoline Excess	2,590,630	2,504,617
Net reserves for losses and loss expenses	11,391,064	10,697,998
Ceded reserves for losses and loss expenses	2,068,295	1,885,251
Gross reserves for losses and loss expenses	$13,459,359	$12,583,249

    Following is a summary of the Company’s net reserves for losses and loss expenses by major line of business:

(In thousands)	Reported Case Reserves	Incurred But Not Reported	Total
September 30, 2020
Other liability	$1,495,595	$2,754,905	$4,250,500
Workers’ compensation (1)	956,982	905,652	1,862,634
Professional liability	417,451	824,648	1,242,099
Commercial automobile	427,154	355,200	782,354
Short-tail lines (2)	303,236	359,611	662,847
Total Insurance	3,600,418	5,200,016	8,800,434
Reinsurance & Monoline Excess (1) (3)	1,454,609	1,136,021	2,590,630
Total	$5,055,027	$6,336,037	$11,391,064

December 31, 2019
Other liability	$1,421,378	$2,522,957	$3,944,335
Workers’ compensation (1)	918,619	964,102	1,882,721
Professional liability	399,411	713,433	1,112,844
Commercial automobile	412,036	300,339	712,375
Short-tail lines (2)	271,192	269,914	541,106
Total Insurance	3,422,636	4,770,745	8,193,381
Reinsurance & Monoline Excess (1) (3)	1,469,363	1,035,254	2,504,617
Total	$4,891,999	$5,805,999	$10,697,998
___________
(1) Reserves for workers’ compensation and Reinsurance & Monoline Excess are net of an aggregate net discount of $490 million and $530 million as of September 30, 2020 and December 31, 2019, respectively.
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
    Net prior year development (i.e., the sum of prior year reserve changes and prior year earned premiums changes) for the nine months ended September 30, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Net increase in prior year loss reserves	$(849)	$(22,340)
Increase in prior year earned premiums	12,869	39,567
Net favorable prior year development	$12,020	$17,227
The ongoing COVID-19 global pandemic has impacted, and will likely continue to impact, the Company’s results through its effect on claim frequency and severity. Loss cost trends have been impacted and will likely be further impacted by COVID-19-related claims in certain lines of business, as well as by other effects of COVID-19 associated with economic conditions, inflation, and social distancing and work from home rules, for example. Although it is still too early to determine the net impact, it appears that the losses incurred due to COVID-19-related claims are being offset, to a certain extent, by lower claim frequency in certain lines of our businesses, including commercial auto, workers’ compensation, and other liability. However, given the continuing nature of the pandemic, the impact of COVID-19 could ultimately increase or decrease overall loss cost trends and is likely to have differing impacts on the Company's different lines of business.
Most of the COVID-19-related claims reported to the Company to date involve certain short-tailed lines of business, including contingency and event cancellation, business interruption, and film production delay. The Company expects additional claims to be reported for these lines of business. The Company has also received COVID-19-related claims for longer-tailed casualty lines of business such as workers’ compensation and other liability; however, the estimated incurred loss impact for these reported claims appears to be modest at this time. Given the continuing uncertainty regarding the pandemic's pervasiveness and the time needed to develop widespread treatments and vaccines, and the related economic impacts, the future impact that the pandemic may have on claim frequency and severity remains uncertain at this time. In workers’ compensation, for example, nearly two-thirds of the states have enacted rules, legislation or administrative orders creating a presumption that certain “essential” workers who contract COVID-19 did so through the course of their employment. Several other states are considering similar actions, including varying the definition of “essential” workers. While the ultimate impact of these presumptions are unknown at this time, the Company believes that such state actions will likely increase workers’ compensation claims with respect to workers deemed “essential,” although this impact may be partially offset by lower workers’ compensation claim frequency with respect to non-essential workers.
The Company has estimated the potential COVID-19 impact to its workers’ compensation, contingency and event cancellation, and other lines of business under a number of possible scenarios; however, due to COVID-19’s evolving impact and the still limited amount of available data, there remains a high degree of uncertainty around the Company’s COVID-19 reserves. In addition, several states (and international jurisdictions), through regulation, legislation and/or judicial action, continue to seek to expand policy coverage terms beyond the policy’s intended coverage, including, for example, but not limited to, property coverages, where there are attempts to extend business interruption coverage where there is no physical damage or loss to property, and attempts to disregard policy exclusions for communicable disease. Accordingly, losses arising from these actions, and the other factors described above, could exceed the Company’s reserves established for those related policies.
For the nine months ended September 30, 2020, the Company has recognized losses for COVID-19-related claims activity, net of reinsurance, of approximately $143 million, of which $121 million relates to the Insurance segment and $22 million relates to the Reinsurance & Monoline Excess segment. Of the $143 million of COVID-19-related losses, $69 million are reported losses and $74 million is booked as IBNR.
During the nine months ended September 30, 2020, favorable prior year development (net of additional and return premiums) of $12 million included $19 million of favorable development for the Insurance segment, partially offset by $7 million of adverse development for the Reinsurance & Monoline Excess segment.
The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on professional liability business. The favorable workers’ compensation development was spread across many prior accident years, including prior to 2010, but was especially significant in accident year 2019. The favorable workers’ compensation development reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends. Our ongoing workers’ compensation claims management efforts, including active medical case management and use of networks and specialty vendors to control medical and pharmaceutical benefit costs, have also added to the favorable workers’ compensation prior year development. The adverse professional liability development was mainly concentrated in accident years 2016 through 2018 and was largely driven by higher than expected large losses being reported in the directors and officers and lawyers professional liability lines of business.
The adverse development for the Reinsurance & Monoline Excess segment was mainly driven by non-proportional reinsurance assumed liability business written in the U.K. for accident years 2016 through 2018, partially offset by favorable development on excess workers’ compensation business. The adverse development was driven by a greater than expected number of reported large losses.
    During the nine months ended September 30, 2019, favorable prior year development (net of additional and return premiums) of $17 million included $18 million of favorable development for the Insurance segment, offset by $1 million of adverse development for the Reinsurance & Monoline Excess segment. The overall favorable development for the Insurance segment was primarily attributable to favorable development on workers’ compensation business, partially offset by adverse development on general liability, professional liability, and commercial auto liability business. The favorable workers’ compensation development was mainly attributable to accident years 2014 through 2018, and reflects a continuation of the benign loss cost trends experienced during recent years, particularly the favorable claim frequency trends (i.e., number of reported claims per unit of exposure). The adverse general liability development was mainly related to accident years 2015 through 2017 and was driven by a higher than expected number of large losses being reported in the period. The adverse professional liability development was mainly from accident years 2013 through 2016 and was driven by an increased frequency of large losses relating to lawyers professional and directors and officers liability. The adverse commercial auto liability development was primarily related to accident years 2015 through 2018 (with most in 2018), and was driven by a higher than expected number of large losses.
Reserve Discount. The Company discounts its liabilities for certain workers’ compensation reserves. The amount of workers’ compensation reserves that were discounted was $1,650 million and $1,731 million at September 30, 2020 and December 31, 2019, respectively. The aggregate net discount for those reserves, after reflecting the effects of ceded reinsurance, was $490 million and $530 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, discount rates by year ranged from 0.7% to 6.5%, with a weighted average discount rate of 3.6%.
    Substantially all of the workers’ compensation discount (97% of total discounted reserves at September 30, 2020) relates to excess workers’ compensation reserves. In order to properly match loss expenses with income earned on investment securities supporting the liabilities, reserves for excess workers’ compensation business are discounted using risk-free discount rates determined by reference to the U.S. Treasury yield curve. These rates are determined annually based on the weighted average rate for the period. Once established, no adjustments are made to the discount rate for that period, and any increases or decreases in loss reserves in subsequent years are discounted at the same rate, without regard to when any such adjustments are recognized. The expected loss and loss expense payout patterns subject to discounting are derived from the Company’s loss payout experience.
    The Company also discounts reserves for certain other long-duration workers’ compensation reserves (representing approximately 3% of total discounted reserves at September 30, 2020), including reserves for quota share reinsurance and reserves related to losses regarding occupational lung disease. These reserves are discounted at statutory rates permitted by the Department of Insurance of the State of Delaware.
    Assumed Reinsurance Premiums. The Company estimates the amount of assumed reinsurance premiums that it will receive under treaty reinsurance agreements at the inception of the contracts. These premium estimates are revised as the actual amount of assumed premiums is reported to the Company by the ceding companies. As estimates of assumed premiums are made or revised, the related amount of earned premiums, commissions and incurred losses associated with those premiums are recorded. Estimated assumed premiums receivable were approximately $44 million at September 30, 2020 and $43 million at December 31, 2019. The assumed premium estimates are based upon terms set forth in reinsurance agreements, information received from ceding companies during the underwriting and negotiation of agreements, reports received from ceding companies and discussions and correspondence with reinsurance intermediaries. The Company also considers its own view of market conditions, economic trends and experience with similar lines of business. These premium estimates represent management’s best estimate of the ultimate amount of premiums to be received under its assumed reinsurance agreements.
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
    The Company’s credit assessment of allowance for expected credit losses uses a third party model for available for sale and held to maturity securities, as well as loans receivable. The allowance for expected credit losses is generally based on the performance of the underlying collateral under various economic and default scenarios that involve subjective judgments and estimates by management. Modeling these securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, if any, the ability of the issuer to make scheduled payments, historical performance and other relevant economic and performance factors. A discounted cash flow analysis is used to ascertain the amount of the allowance for expected credit losses, if any. In general, the model reverts to the rating-level long-term average marginal default rates based on 10 years of historical data, beyond the forecast period. For other inputs, the model in most cases reverts to the baseline long-

term assumptions linearly over 5 years beyond the forecast period. The long-term assumptions are based on the historical averages.
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
    A summary of the Company’s non-investment grade fixed maturity securities that were in an unrealized loss position at September 30, 2020 is presented in the table below:

($ in thousands)	Number of Securities	Aggregate Fair Value	Gross Unrealized Loss
Foreign government	22	$91,413	$45,247
Corporate	13	28,816	6,343
Mortgage-backed securities	8	1,659	34
Total	43	$121,888	$51,624
    As of September 30, 2020, the Company has recorded an allowance for expected credit losses on fixed maturity securities of $3 million. The Company has evaluated the remaining fixed maturity securities in an unrealized loss position and believes the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on its assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.
Loans Receivable – For loans receivable, the Company estimates an allowance for expected credit losses based on relevant information about past events, including historical loss experience, current conditions and forecasts that affect the expected collectability of the amortized cost of the financial asset. The allowance for expected credit losses is presented as a reduction to amortized cost of the financial asset in the consolidated balance sheet and changes to the estimate for expected credit losses are recognized through net investment gains (losses). Loans receivable are reported net of an allowance for expected credit losses of $6 million and $2 million as of September 30, 2020 and December 31, 2019, respectively.
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

    The following is a summary of pricing sources for the Company's fixed maturity securities available for sale as of September 30, 2020:

($ in thousands)	Carrying Value	Percent of Total
Pricing source:
Independent pricing services	$13,638,784	98.7%
Syndicate manager	42,383	0.3
Directly by the Company based on:
Observable data	139,362	1.0
Total	$13,820,529	100.0%
    Independent pricing services – Substantially all of the Company’s fixed maturity securities available for sale were priced by independent pricing services (generally one U.S. pricing service plus additional pricing services with respect to a limited number of foreign securities held by the Company). The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g., broker quotes and prices observed for comparable securities). The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class. The Company reviews the prices provided by pricing services for reasonableness based upon current trading levels for similar securities. If the prices appear unusual to the Company, they are re-examined and the value is either confirmed or revised. In addition, the Company periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2020, the Company did not make any adjustments to the prices provided by the pricing services. Based upon the Company’s review of the methodologies used by the independent pricing services, these securities were classified as Level 2.
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

Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Business Segment Results

Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the nine months ended September 30, 2020 and 2019. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2020	2019
Insurance:
Gross premiums written	$5,841,328	$5,565,862
Net premiums written	4,754,791	4,601,077
Net premiums earned	4,481,092	4,396,071
Loss ratio	65.5%	62.3%
Expense ratio	30.6%	31.3%
GAAP combined ratio	96.1%	93.6%
Reinsurance & Monoline Excess:
Gross premiums written	$784,835	$663,279
Net premiums written	710,189	601,894
Net premiums earned	636,161	520,436
Loss ratio	66.5%	61.6%
Expense ratio	32.1%	35.2%
GAAP combined ratio	98.6%	96.8%
Consolidated:
Gross premiums written	$6,626,163	$6,229,141
Net premiums written	5,464,980	5,202,971
Net premiums earned	5,117,253	4,916,507
Loss ratio	65.6%	62.2%
Expense ratio	30.8%	31.7%
GAAP combined ratio	96.4%	93.9%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the nine months ended September 30, 2020 and 2019:

(In thousands, except per share data)	2020	2019
Net income to common stockholders	$218,520	$562,638
Weighted average diluted shares	189,515	193,557
Net income per diluted share	$1.15	$2.91
    The Company reported net income to common stockholders of $219 million in 2020 compared to $563 million in 2019. The $344 million decrease in net income was primarily due to an after-tax decrease in net investment gains of $161 million (primarily resulting from disruption in global financial markets related to COVID-19), an after-tax decrease in underwriting income of $88 million primarily from COVID-19-related losses and other catastrophe losses, an after-tax decrease in net investment income of $83 million primarily due to less income from investment funds, reduced investment yields in fixed maturity securities and repositioning a larger portion of the investment portfolio to cash and cash equivalents, an increase in tax expense of $27 million due to a change in the effective tax rate, an after-tax decrease in foreign currency gains of $4 million, an after-tax decrease in profits from non-insurance businesses of $2 million, and an after-tax decrease in other income of $1 million, partially offset by an after-tax decrease in corporate expenses of $11 million, an after-tax increase in profit from insurance service businesses of $7 million and an after-tax decrease in interest expense of $4 million. The number of weighted average diluted shares decreased by approximately 4 million for 2020 compared to 2019 mainly reflecting shares repurchased in 2020.

    Premiums. Gross premiums written were $6,626 million in 2020, an increase of 6% from $6,229 million in 2019. The increase was due to a $275 million increase in the Insurance segment and a $122 million increase in the Reinsurance & Monoline Excess segment. Approximately 79.0% of premiums expiring in 2020 were renewed, and 79.9% of premiums expiring in 2019 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 10.7% in 2020 when adjusted for changes in exposures, and increased 13.0% excluding workers' compensation.
    A summary of gross premiums written in 2020 compared with 2019 by line of business within each business segment follows:
•Insurance - gross premiums increased 5% to $5,841 million in 2020 from $5,566 million in 2019. Gross premiums increased $195 million (10%) for other liability, $121 million (17%) for professional liability, $79 million (6%) for short-tail lines, and $34 million (5%) for commercial auto, and decreased $153 million (15%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 18% to $785 million in 2020 from $663 million in 2019. Gross premiums increased $79 million (22%) for casualty reinsurance, $27 million (19%) for property reinsurance and $16 million (10%) for monoline excess.
    Net premiums written were $5,465 million in 2020, an increase of 5% from $5,203 million in 2019. Ceded reinsurance premiums as a percentage of gross written premiums were 18% in 2020 and 16% in 2019. The cession rate increased primarily because of reinstatement premiums associated with COVID-19 related claims activity.
    Premiums earned increased 4% to $5,117 million in 2020 from $4,917 million in 2019. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2020 are related to business written during both 2020 and 2019. Audit premiums were $111 million in 2020 compared with $149 million in 2019.
    Net Investment Income. Following is a summary of net investment income for the nine months ended September 30, 2020 and 2019:

	Amount		Average Annualized Yield
($ in thousands)	2020	2019	2020	2019
Fixed maturity securities, including cash and cash equivalents and loans receivable	$330,941	$386,978	2.9%	3.5%
Investment funds	1,260	77,284	0.1	7.5
Arbitrage trading account	51,985	26,184	12.4	8.0
Real estate	18,807	17,468	1.2	1.1
Equity securities	6,194	3,984	2.4	2.1
Gross investment income	409,187	511,898	2.8	3.6
Investment expenses	(6,343)	(3,619)	—	—
Total	$402,844	$508,279	2.7%	3.5%
    Net investment income decreased 21% to $403 million in 2020 from $508 million in 2019 due primarily to a $76 million decrease in income from investment funds (as a result of the impact of the disruption in global financial markets associated with COVID-19 during 2020), a $56 million decrease in income from fixed maturity securities mainly driven by lower investment yields and repositioning a larger portion of the investment portfolio to cash and cash equivalents, and a $2 million increase in investment expense, partially offset by a $26 million increase from the arbitrage trading account, a $1 million increase in real estate and a $2 million increase from equity securities. The Company shortened the duration of its fixed maturity security portfolio, thereby reducing the potential impact of mark-to-market on the portfolio and positioning the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $19.8 billion in 2020 and $19.1 billion in 2019.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $67 million in 2020 from $71 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.

    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $89 million in 2020 compared with net gains of $144 million in 2019. The losses of $89 million in 2020 reflect net realized losses on investments of $27 million and an increase in unrealized losses on equity securities of $62 million driven by the disruption in global financial markets associated with COVID-19 during the first nine months of 2020. In 2019, the gains of $144 million reflected net realized gains on investment sales of $28 million and an increase in unrealized gains on equity securities of $116 million.
Change in Allowance for Expected Credit Losses on Investments. Effective January 1, 2020, the Company adopted accounting guidance for credit losses on financial instruments. The cumulative effective adjustment from the change in accounting principle was $25 million after-tax, which decreased opening retained earnings and increased AOCI. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the nine months ended September 30, 2020, the pre-tax change in allowance for expected credit losses on investments decreased by $29 million ($23 million after-tax), which is reflected in net investment gains (losses), primarily due to disposition of securities which previously had an allowance recorded.
Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $257 million in 2020 and $283 million in 2019. The decrease mainly relates to a reduction in revenues from the aviation-related businesses impacted by COVID-19.
    Losses and Loss Expenses. Losses and loss expenses increased to $3,357 million in 2020 from $3,059 million in 2019. The consolidated loss ratio was 65.6% in 2020 and 62.2% in 2019. Catastrophe losses, net of reinsurance recoveries, were $297 million (including losses of approximately $143 million related to COVID-19) in 2020 and $70 million in 2019. Favorable prior year reserve development (net of premium offsets) was $12 million in 2020 and $17 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development was 60.0% in 2020 and 61.2% in 2019.
    A summary of loss ratios in 2020 compared with 2019 by business segment follows:
•Insurance - The loss ratio was 65.5% in 2020 and 62.3% in 2019. Catastrophe losses were $245 million in 2020 compared with $54 million in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $121 million, which was included in catastrophe losses and primarily related to contingency and event cancellation coverage, workers’ compensation and short-tail lines. Favorable prior year reserve development was $19 million in 2020 and $18 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.1 points to 60.4% in 2020 from 61.5% in 2019.
•Reinsurance & Monoline Excess - The loss ratio was 66.5% in 2020 and 61.6% in 2019. Catastrophe losses were $53 million in 2020 compared with $16 million in 2019. The Company reflected a best estimate (net of reinsurance) based upon available information for COVID-19-related losses of approximately $22 million, which was included in catastrophe losses and primarily related to excess workers’ compensation and short-tail lines. Adverse prior year reserve development was $7 million in 2020 and $1 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 1.1 points to 57.2% in 2020 from 58.3% in 2019.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2020	2019
Policy acquisition and insurance operating expenses	$1,574,507	$1,560,350
Insurance service expenses	64,029	77,513
Net foreign currency gains	(23,845)	(29,084)
Other costs and expenses	138,451	152,182
Total	$1,753,142	$1,760,961
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses increased 1% and net premiums earned increased 4% from 2019. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 30.8% in 2020 and 31.7% in 2019. The improvement is primarily attributable to higher net premiums earned and lower travel and entertainment expenses due to the global pandemic. However, to the extent our net premiums earned decrease, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, decreased to $64 million in 2020 from $78 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.
    Net foreign currency gains result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency gains were $24 million in 2020 compared to gains of $29 million in 2019, mainly resulting from the continued strengthening of the U.S. dollar in relation to the Argentine peso and U.K sterling in 2020.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $138 million in 2020 from $152 million in 2019, primarily due to a reduction in non-recurring performance-based compensation costs which occurred in 2019.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $256 million in 2020 compared to $280 million in 2019. The decrease mainly relates to a reduction of aviation-related business impacted by COVID-19 in 2020.
Interest Expense. Interest expense was $115 million in 2020 compared with $120 million in 2019. During 2019, the Company repaid at maturity $489 million aggregate principal amount of senior notes and other debt. In December 2019, the Company issued $300 million aggregate principal amount of 5.10% subordinated debentures due 2059. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. In September 2020, the Company issued an additional $170 million aggregate principal amount of 4.00% senior notes due 2050 and issued $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 and repaid $300 million aggregate principal amount of 5.375% senior notes at maturity. Accordingly, the timing of the debt repayments in 2019 and 2020 and issuances in 2019 and 2020 led to the decrease in interest expense for the nine months ended September 30, 2020 compared to 2019. In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053, which we expect will lead to a debt extinguishment charge of pre-tax $8 million in the fourth quarter.
Income Taxes. The effective income tax rate was 27.8% in 2020 and 20.1% in 2019. The effective income tax rate differs from the federal income tax rate of 21% principally because the utilization of losses in certain foreign jurisdictions was limited, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $107 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

Results of Operations for the Three Months Ended September 30, 2020 and 2019
Business Segment Results
    Following is a summary of gross and net premiums written, net premiums earned, loss ratios (losses and loss expenses incurred expressed as a percentage of premiums earned), expense ratios (underwriting expenses expressed as a percentage of premiums earned) and GAAP combined ratios (sum of loss ratio and expense ratio) for each of our business segments for the three months ended September 30, 2020 and 2019. The GAAP combined ratio represents a measure of underwriting profitability, excluding investment income. A GAAP combined ratio in excess of 100 indicates an underwriting loss; a number below 100 indicates an underwriting profit.

($ in thousands)	2020	2019
Insurance:
Gross premiums written	$1,981,816	$1,850,012
Net premiums written	1,628,316	1,529,113
Net premiums earned	1,531,093	1,493,854
Loss ratio	64.4%	61.8%
Expense ratio	29.7%	31.2%
GAAP combined ratio	94.1%	93.0%
Reinsurance & Monoline Excess:
Gross premiums written	$280,729	$243,038
Net premiums written	251,000	220,793
Net premiums earned	217,828	182,956
Loss ratio	59.1%	64.6%
Expense ratio	31.2%	33.7%
GAAP combined ratio	90.3%	98.3%
Consolidated:
Gross premiums written	$2,262,545	$2,093,050
Net premiums written	1,879,316	1,749,906
Net premiums earned	1,748,921	1,676,810
Loss ratio	63.7%	62.1%
Expense ratio	30.0%	31.5%
GAAP combined ratio	93.7%	93.6%
    Net Income to Common Stockholders. The following table presents the Company’s net income to common stockholders and net income per diluted share for the three months ended September 30, 2020 and 2019:

(In thousands, except per share data)	2020	2019
Net income to common stockholders	$151,678	$165,208
Weighted average diluted shares	187,717	193,589
Net income per diluted share	$0.81	$0.85
    The Company reported net income to common stockholders of $152 million in 2020 compared to $165 million in 2019. The $13 million decrease in net income was primarily due to an after-tax increase in foreign currency losses of $22 million from the weakening U.S. dollar compared to certain currencies, an increase of $15 million in tax expense due to a change in the effective tax rate, an after-tax decrease in net investment income of $15 million mainly from reduced investment yields in fixed maturity securities and repositioning a larger portion of the investment portfolio to cash and cash equivalents, and an after-tax increase in interest expense of $1 million, partially offset by an after-tax increase in net investment gains of $29 million mainly due to unrealized gains related to equity securities, an after-tax decrease in corporate expenses of $4 million, an after-tax increase in underwriting income of $3 million, an after-tax increase in profit from insurance service businesses of $2 million, and an after-tax increase in profits from non-insurance businesses of $2 million. The number of weighted average diluted shares was reduced by approximately 6 million for the three months ended September 30, 2020, mainly due to the repurchase of common shares in 2020, compared to the three months ended September 30, 2019.

    Premiums. Gross premiums written were $2,263 million in 2020, an increase of 8% from $2,093 million in 2019. The increase was due to a $132 million increase in the Insurance segment and a $38 million increase in the Reinsurance & Monoline Excess segment. Approximately 78.5% of premiums expiring in 2020 were renewed, and 79.7% of premiums expiring in 2019 were renewed.
    Average renewal premium rates for insurance and facultative reinsurance increased 12.1% in 2020 when adjusted for changes in exposures, and increased 14.5% excluding workers' compensation.
    A summary of gross premiums written in 2020 compared with 2019 by line of business within each business segment follows:
•Insurance - gross premiums increased 7% to $1,982 million in 2020 from $1,850 million in 2019. Gross premiums increased $69 million (11%) for other liability, $51 million (21%) for professional liability, $35 million (17%) for commercial auto, and $25 million (6%) for short-tail lines, and decreased $48 million (16%) for workers' compensation.
•Reinsurance & Monoline Excess - gross premiums increased 16% to $281 million in 2020 from $243 million in 2019. Gross premiums increased $14 million (29%) for property reinsurance, $13 million (22%) for monoline excess, and $11 million (8%) for casualty reinsurance.
    Net premiums written were $1,879 million in 2020, a 7% increase from $1,750 million in 2019. Ceded reinsurance premiums as a percentage of gross written premiums were 17% in 2020 and 16% in 2019.
    Premiums earned increased 4% to $1,749 million in 2020 from $1,677 million in 2019. Insurance premiums (including the impact of rate changes) are generally earned evenly over the policy term, and accordingly, recent rate increases will be earned over the upcoming quarters. Premiums earned in 2020 are related to business written during both 2020 and 2019. Audit premiums were $27 million in 2020 and $49 million in 2019.
    Net Investment Income. Following is a summary of net investment income for the three months ended September 30, 2020 and 2019:

	Amount		Average Annualized Yield
($ in thousands)	2020	2019	2020	2019
Fixed maturity securities, including cash and cash equivalents and loans receivable	$97,080	$125,957	2.5%	3.4%
Investment funds	18,235	19,033	6.2	5.7
Arbitrage trading account	19,543	8,400	13.8	7.1
Real estate	7,666	7,987	1.5	1.5
Equity securities	1,907	1,392	2.2	2.1
Gross investment income	144,430	162,769	2.9	3.4
Investment expenses	(1,780)	(1,077)	—	—
Total	$142,650	$161,692	2.8%	3.4%
    Net investment income decreased 12% to $143 million in 2020 from $162 million in 2019 due primarily to a $29 million decrease in fixed maturity securities as a result of lower investment yields and repositioning a larger portion of the investment portfolio to cash and cash equivalents and a $1 million decrease in income from investment funds, partially offset by a $11 million increase from the arbitrage trading account. The Company has maintained a shortened duration of its fixed maturity security portfolio that has reduced the potential impact of mark-to-market on the portfolio and positioned the Company to react quickly to changes in the current interest rate environment. Average invested assets, at cost (including cash and cash equivalents), were $20.3 billion in 2020 and $19.2 billion in 2019.
    Insurance Service Fees. The Company earns fees from an insurance distribution business, a third-party administrator and as a servicing carrier of workers' compensation assigned risk plans for certain states. Insurance service fees decreased to $22 million in 2020 from $24 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.
    Net Realized and Unrealized Gains (Losses) on Investments. The Company buys and sells securities and other investment assets on a regular basis in order to maximize its total return on investments. Decisions to sell securities and other investment assets are based on management’s view of the underlying fundamentals of specific investments as well as management’s expectations regarding interest rates, credit spreads, currency values and general economic conditions. Net realized and unrealized losses on investments were $8 million in 2020 compared with gains of $1 million in 2019. The losses of $8 million in 2020 reflected net realized losses on investments of $39 million and an increase in unrealized gains on equity securities of $31 million. In 2019, the gains of $1 million reflected net realized gains on investment sales of $3 million and an increase in unrealized gains on equity securities of $4 million.
Change in Allowance for Expected Credit Losses on Investments. Effective January 1, 2020, the Company adopted accounting guidance for credit losses on financial instruments. The cumulative effective adjustment from the change in accounting principle was $25 million after-tax, which decreased opening retained earnings and increased AOCI. Based on credit factors, the allowance for expected credit losses is increased or decreased depending on the percentage of unrealized loss relative to amortized cost by security, changes in rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. For the three months ended September 30, 2020, the pre-tax change in allowance for expected credit losses on investments decreased by $47 million ($37 million after-tax), which is reflected in net investment gains (losses), primarily due to disposition of securities which previously had an allowance recorded..
    Revenues from Non-Insurance Businesses. Revenues from non-insurance businesses were derived from businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that provide services to aviation markets, including (i) the distribution, manufacturing, repair and overhaul of aircraft parts and components, (ii) the sale of new and used aircraft, and (iii) avionics, fuel, maintenance, storage and charter services. Revenues from non-insurance businesses were $87 million in 2020 and $102 million in 2019. The decrease mainly relates to reduction in revenues from the aviation-related businesses impacted by COVID-19.
    Losses and Loss Expenses. Losses and loss expenses increased to $1,115 million in 2020 from $1,041 million in 2019. The consolidated loss ratio was 63.7% in 2020 and 62.1% in 2019. Catastrophe losses, net of reinsurance recoveries, were $73 million in 2020 compared to $31 million in 2019. No additional COVID-19-related losses were recognized in the three months ended September 30, 2020. Favorable prior year reserve development (net of premium offsets) was $5 million in 2020 and $4 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development was 59.8% in 2020 and 60.4% in 2019.
    A summary of loss ratios in 2020 compared with 2019 by business segment follows:
•Insurance - The loss ratio was 64.4% in 2020 and 61.8% in 2019. Catastrophe losses were $74 million in 2020 compared with $15 million in 2019. The increase in catastrophe losses was attributable to heightened hurricanes, tropical storms and U.S. wild fires on the west coast. Favorable prior year reserve development was $7 million in 2020 and $1 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development decreased 0.9 points to 60.0% in 2020 from 60.9% in 2019.
•Reinsurance & Monoline Excess - The loss ratio was 59.1% in 2020 and 64.6% in 2019. Catastrophe losses were ($1) million in 2020 compared with $16 million in 2019. The ($1) million was attributable to reclassified COVID-19 related IBNR to the Insurance segment. Adverse prior year reserve development was $2 million in 2020 compared to favorable prior year reserve development of $3 million in 2019. The loss ratio excluding catastrophe losses and prior year reserve development increased 1.6 points to 58.9% in 2020 from 57.3% in 2019.
Other Operating Costs and Expenses. Following is a summary of other operating costs and expenses:

($ in thousands)	2020	2019
Policy acquisition and insurance operating expenses	$523,349	$528,399
Insurance service expenses	21,034	26,171
Net foreign currency losses (gains)	5,078	(22,590)
Other costs and expenses	44,508	49,065
Total	$593,969	$581,045
    Policy acquisition and insurance operating expenses are comprised of commissions paid to agents and brokers, premium taxes and other assessments and internal underwriting costs. Policy acquisition and insurance operating expenses decreased 1% and net premiums earned increased 4% from 2019. The expense ratio (underwriting expenses expressed as a percentage of premiums earned) was 30.0% in 2020 and 31.5% in 2019. The improvement is primarily attributable to higher net premiums earned and lower expenses mainly attributable to reduced travel and entertainment expenses due to the global pandemic. However, to the extent our net premiums earned decrease, due to the impact of the COVID-19 pandemic or otherwise, our expense ratio would be expected to increase.
    Service expenses, which represent the costs associated with the fee-based businesses, decreased to $21 million in 2020 from $26 million in 2019. The decrease is primarily due to a reduction of assigned risk plan business.

    Net foreign currency gains (losses) result from transactions denominated in a currency other than a company's operating functional currency. Net foreign currency losses were $5 million in 2020 compared to net foreign currency gains of $23 million in 2019. The losses in 2020 mainly result from the weakening of the U.S. dollar in relation to the U.K. sterling, partially offset by the U.S. dollar strengthening to the Argentine peso.
    Other costs and expenses represent general and administrative expenses of the parent company and other expenses not allocated to business segments, including the cost of certain long-term incentive plans and new business ventures. Other costs and expenses decreased to $45 million in 2020 from $49 million in 2019.
    Expenses from Non-Insurance Businesses. Expenses from non-insurance businesses represent costs associated with businesses engaged in the distribution of promotional merchandise, world-wide textile solutions and aviation-related businesses that include (i) cost of goods sold related to aircraft and products sold and services provided, and (ii) general and administrative expenses. Expenses from non-insurance businesses were $85 million in 2020 compared to $102 million in 2019. The decrease mainly relates to a reduction of the aviation-related businesses impacted by COVID-19 in 2020.
    Interest Expense. Interest expense was $40 million in 2020 compared with $38 million in 2019. During 2019, the Company repaid at maturity $489 million aggregate principal amount of senior notes and other debt. In December 2019, the Company issued $300 million aggregate principal amount of 5.10% subordinated debentures due 2059. In May 2020, the Company issued $300 million aggregate principal amount of 4.00% senior notes due 2050. In September 2020, the Company issued an additional $170 million aggregate principal amount of 4.00% senior notes due 2050 and issued $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 and repaid $300 million aggregate principal amount of 5.375% senior notes at maturity. Accordingly, the timing of the debt repayments in 2019 and 2020 and issuances in 2019 and 2020 led to the increase in interest expense for the three months ended September 30, 2020 compared to 2019. However, these refinancings of our debt at lower interest rates are expected to reduce our interest expense. In October 2020, the Company redeemed $350 million aggregate principal amount of 5.625% subordinated debentures due 2053, which we expect will lead to a debt extinguishment charge of pre-tax $8 million in the fourth quarter.
    Income Taxes. The effective income tax rate was 26.2% in 2020 and 18.6% in 2019. The effective income tax rate differs from the federal income tax rate of 21% principally because the utilization of losses in certain foreign jurisdictions was limited, which was partially offset by tax-exempt investment income and tax benefits related to equity-based compensation.
    The Company has not provided U.S. deferred income taxes on the undistributed earnings of approximately $107 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. In the future, if such earnings were distributed the Company projects that the incremental tax, if any, will be immaterial.

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
    The Company also attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The average duration of the fixed maturity portfolio, including cash and cash equivalents, was 2.3 years at September 30, 2020 down from 2.8 years at December 31, 2019, as the Company repositioned a larger portion of its investment portfolio to cash and cash equivalents. The Company’s fixed maturity investment portfolio and investment-related assets as of September 30, 2020 were as follows:

($ in thousands)	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government and government agencies	$697,432	3.3%
State and municipal:
Special revenue	2,305,308	11.0
State general obligation	429,652	2.1
Pre-refunded	285,224	1.4
Corporate backed	232,600	1.1
Local general obligation	438,272	2.1
Total state and municipal	3,691,056	17.7
Mortgage-backed securities:
Agency	613,680	2.9
Residential-Prime	260,362	1.2
Commercial	206,025	1.0
Residential-Alt A	9,168	—
Total mortgage-backed securities	1,089,235	5.2
Asset-backed securities	3,306,439	15.9
Corporate:
Industrial	2,326,598	11.2
Financial	1,524,636	7.3
Utilities	355,619	1.7
Other	32,687	0.2
Total corporate	4,239,540	20.3
Foreign government and foreign government agencies	869,344	4.2
Total fixed maturity securities	13,893,046	66.6
Equity securities:
Preferred stocks	274,445	1.3
Common stocks	160,858	0.8
Total equity securities	435,303	2.1
Cash and cash equivalents	2,571,447	12.3
Real estate	2,106,474	10.1
Investment funds	1,163,707	5.6
Arbitrage trading account	595,727	2.9
Loans receivable	84,771	0.4
Total investments	$20,850,475	100.0%
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
Investment Funds. At September 30, 2020, the carrying value of investment funds was $1,164 million, including investments in real estate funds of $312 million, financial services funds of $352 million, energy funds of $136 million, transportation funds of $144 million and other funds of $220 million. Investment funds are generally reported on a one-quarter lag.
Real Estate. Real estate is directly owned property held for investment. At September 30, 2020, real estate properties in operation included a long-term ground lease in Washington D.C., two office complexes in New York City, office buildings in West Palm Beach and Palm Beach, Florida, an office building in London, and the completed portion of a mixed-use project in Washington D.C. In addition, part of the previously mentioned mixed-use project in Washington D.C. is under development. The Company expects to fund further development costs for the project with a combination of its own funds and external financing.
Arbitrage Trading Account. The arbitrage trading account is comprised of direct investments in arbitrage securities. Merger arbitrage is the business of investing in the securities of publicly held companies that are the targets in announced tender offers and mergers.
Loans Receivable. Loans receivable, which are carried at amortized cost, net of allowance for expected credit losses, of $85 million and an aggregate fair value of $87 million at September 30, 2020. The amortized cost of loans receivable is net of an allowance for expected credit losses of $6 million as of September 30, 2020. Loans receivable include real estate loans of $52 million that are secured by commercial real estate located primarily in New York. Real estate loans receivable generally earn interest at floating LIBOR-based interest rates and have maturities (inclusive of extension options) through August 2025. Loans receivable include commercial loans of $33 million that are secured by business assets and have fixed interest rates and floating LIBOR-based interest rates with varying maturities not exceeding 10 years.
Market Risk. The fair value of the Company’s investments is subject to risks of fluctuations in credit quality and interest rates. The Company uses various models and stress test scenarios to monitor and manage interest rate risk. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of its liabilities (i.e., policy claims and debt obligations). The effective duration for the fixed maturity portfolio (including cash and cash equivalents) was 2.3 years at September 30, 2020, down from 2.8 years at December 31, 2019.
In addition, the fair value of the Company’s international investments is subject to currency risk. The Company attempts to manage its currency risk by matching its foreign currency assets and liabilities where considered appropriate.

Liquidity and Capital Resources
    Cash Flow. Cash flow provided from operating activities increased to $1,137 million in the first nine months of 2020 from $795 million in the first nine months of 2019, primarily due to an increase in premium receipts, net of reinsurance and commissions settled and the timing of loss and loss expense payments as well as tax payments to tax authorities.
    The Company's insurance subsidiaries' principal sources of cash are premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal uses of cash are payments for claims, taxes, operating expenses and dividends. The Company expects its insurance subsidiaries to fund the payment of losses with cash received from premiums, investment income and fees. The Company generally targets an average duration for its investment portfolio that is within 1.5 years of the average duration of its liabilities so that portions of its investment portfolio mature throughout the claim cycle and are available for the payment of claims if necessary. In the event operating cash flow and proceeds from maturities and prepayments of fixed income securities are not sufficient to fund claim payments and other cash requirements, the remainder of the Company's cash and investments is available to pay claims and other obligations as they become due. The Company's investment portfolio is highly liquid, with approximately 79% invested in cash, cash equivalents and marketable fixed maturity securities as of September 30, 2020. If the sale of fixed maturity securities were to become necessary, a realized gain or loss equal to the difference between the cost and sales price of securities sold would be recognized.
At September 30, 2020, the Company held more than $1.6 billion of cash and liquid investments at the holding company.
    Debt. At September 30, 2020, the Company had senior notes, subordinated debentures and other debt outstanding with a carrying value of $3,073 million and a face amount of $3,099 million, including $300 million aggregate principal amount of its 4.00% senior notes due 2050 issued in May 2020 as well as $170 million aggregate principal amount of 4.00% senior notes due 2050 and $250 million aggregate principal amount of 4.25% subordinated debentures due 2060 issued in September 2020. The maturities of the outstanding debt are $4 million in 2021, $427 million in 2022, $11 million in 2025, $102 million in 2028, $250 million in 2037, $350 million in 2044, $470 million in 2050, $350 million in 2053 (which was redeemed in October 2020), $400 million in 2056, $185 million in 2058, $300 million in 2059 and $250 million in 2060.
    Equity. At September 30, 2020, total common stockholders’ equity was $6.0 billion, common shares outstanding were 178,217,537 and stockholders’ equity per outstanding share was $33.64. During the three months ended September 30, 2020, the Company repurchased 216,764 shares of its common stock for $13 million. During the nine months ended September 30, 2020, the Company repurchased 5,820,867 shares of its common stock for $312 million. The number of common shares outstanding excludes shares held in a grantor trust established by the Company for delivery upon settlement of vested but mandatorily deferred RSUs.
    Total Capital. Total capitalization (equity, debt and subordinated debentures) was $9.1 billion at September 30, 2020. The percentage of the Company’s capital attributable to senior notes, subordinated debentures and other debt was 34% at September 30, 2020 and 30% at December 31, 2019.

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
    Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
    Please see Note 20 to the notes to the interim consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, other than as updated by the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2020, and the number of shares remaining authorized for purchase by the Company:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2020	—	$—	—	7,493,920
August 2020	84,288	$60.133	84,288	7,409,632
September 2020	132,476	$59.548	132,476	7,277,156

Item 6. Exhibits

Number
(10.1)	Form of 2020 Performance-Based Restricted Stock Unit Agreement Under the W. R. Berkley Corporation 2018 Stock Incentive Plan

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).

(32.1)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. R. BERKLEY CORPORATION
Date:	November 5, 2020	/s/ W. Robert Berkley, Jr.
W. Robert Berkley, Jr.
President and Chief Executive Officer

Date:	November 5, 2020	/s/ Richard M. Baio
Richard M. Baio
Executive Vice President Chief Financial Officer and Treasurer